Form 10-Q
period 1999-03-31
INVITROGEN CORP
filed 1999-05-11
CIK 1073431

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                         Commission file number: 0-25317
                                                 -------

                             INVITROGEN CORPORATION
             (Exact name of registrant as specified in its charter)

                 Delaware                           33-0373077
                 --------                           ----------
        (State or other jurisdiction of     (I.R.S. Employer Identification No.)
        incorporation or organization)

        1600 Faraday Avenue, Carlsbad, CA                  92008
        ---------------------------------                  -----
      (Address of principal executive offices)           (Zip Code)

        Registrant's telephone number, including area code: 760-603-7200

                                 Not applicable
                                 --------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

As of May 10, 1999 there were 13,320,893 shares of Common Stock outstanding.

PART 1 FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                     INVITROGEN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                                                   MARCH 31,            DECEMBER 31,
                                                                                     1999                   1998
                                                                                  (UNAUDITED)             (AUDITED)
                                                                               -----------------     ------------------
                                     ASSETS

Current Assets:
  Cash and cash equivalents ..................................................        $ 35,583         $  1,797
  Short-term investments .....................................................           3,421            4,214
  Accounts receivable, net of allowance for doubtful accounts of $124 ........           4,199            3,189
  Note receivable officer ....................................................             150              150
  Inventories ................................................................           2,685            2,848
  Deferred income taxes ......................................................             575              611
  Prepaid expenses and other current assets ..................................           1,599            1,194
                                                                                      --------         --------
    Total current assets .....................................................          48,212           14,003
Property and Equipment, net ..................................................           7,044            7,090
Intangible Assets, net .......................................................           1,545            1,319
Other Assets .................................................................             176              403
                                                                                      --------         --------
    Total assets .............................................................        $ 56,977         $ 22,815
                                                                                      --------         --------
                                                                                      --------         --------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of obligations under capital leases ........................        $     42         $     54
  Accounts payable ...........................................................           2,224            2,257
  Accrued expenses ...........................................................           1,357            1,378
  Income taxes payable .......................................................           1,052              718
                                                                                      --------         --------
    Total current liabilities ................................................           4,675            4,407
                                                                                      --------         --------
Obligations under capital leases, less current portion .......................              74               83
                                                                                      --------         --------
Commitments and Contingencies

Non-voting Redeemable Common Stock of Invitrogen B.V.:
  Subsidiary common stock: authorized and issued--18,000 shares Full
  liquidation value of $1,544 (NLG 3,150) ....................................           1,526            1,599
                                                                                      --------         --------
Convertible Redeemable Preferred stock, $0.01 par value; 4,202,942 shares authorized; no shares issued or outstanding on March 31, 1999 and 2,202,942
  issued and outstanding on December 31, 1998 ................................              --           16,141
                                                                                      --------         --------
Stockholders' Equity (Deficit):
  Common stock; $0.01 par value, 50,000,000 shares authorized; 13,229,039 and
    7,421,268 shares issued and outstanding at March 31, 1999 and December 31,
    1998, respectively .......................................................             132               74
  Additional paid-in-capital .................................................          50,639            1,598
  Deferred compensation ......................................................            (832)            (962)
  Value of common stock designated pursuant to Employee Stock Ownership Plan .             100              100
  Foreign currency translation adjustment ....................................            (238)             (33)
  Retained earnings (deficit) ................................................             901             (192)
                                                                                      --------         --------
    Total stockholders' equity ...............................................          50,702              585
                                                                                      --------         --------
    Total liabilities and stockholders' equity ...............................        $ 56,977         $ 22,815
                                                                                      --------         --------
                                                                                      --------         --------

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                     INVITROGEN CORPORATION AND SUBSIDIARIES
                    INTERIM CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             THREE MONTHS ENDED MARCH 31,
                                                                                1999             1998
                                                                            ------------      -----------
                                                                                      (UNAUDITED)
Revenues .................................................................    $  9,601         $  7,154
Cost of Revenues .........................................................       2,540            1,901
                                                                              --------         --------
    Gross margin .........................................................       7,061            5,253
                                                                              --------         --------
Operating Expenses:
  Sales and marketing ....................................................       1,973            1,618
  General and administrative .............................................       1,286            1,116
  Research and development ...............................................       1,908            1,455
                                                                              --------         --------
      Total operating expenses ...........................................       5,167            4,189
                                                                              --------         --------
          Income from operations .........................................       1,894            1,064
Other Income (Expense):
  Gain (loss) on foreign currency transactions ...........................         (57)              55
  Interest expense .......................................................          (8)             (10)
  Interest and other income ..............................................         195              121
                                                                              --------         --------
Income before provision for income taxes .................................       2,024            1,230
Provision for Income Taxes ...............................................         712              439
                                                                              --------         --------
Net income ...............................................................       1,312              791
      Less: Preferred stock dividends ....................................        (163)            (225)
           Accretion of non-voting redeemable common stock ...............         (56)             (48)
           Adjustment to beneficial conversion feature related to
             convertible preferred stock .................................         985               --
                                                                              --------         --------
Income available to common stockholders ..................................       2,078              518
                                                                              --------         --------
                                                                              --------         --------
Basic earnings per share .................................................    $    .19         $    .05
                                                                              --------         --------
                                                                              --------         --------
Diluted earnings per share ...............................................    $    .16         $    .05
                                                                              --------         --------
                                                                              --------         --------
Weighted average shares used in basic earnings per share calculation .....      10,900            9,630
                                                                              --------         --------
                                                                              --------         --------
Weighted average shares used in diluted earnings per share calculation ...      12,865           10,919
                                                                              --------         --------
                                                                              --------         --------

        The accompanying notes are an integral part of these consolidated financial statements.

                                      INVITROGEN CORPORATION AND SUBSIDIARIES
                                   INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (DOLLARS IN THOUSANDS)

                                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                             1999             1998
                                                                                           --------         --------
                                                                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ......................................................................        $  1,312         $    791
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization .................................................             340              181
    Amortization of deferred compensation .........................................             131               54
    Employee stock ownership plan contribution ....................................              --               25
    Deferred income taxes .........................................................              32             (172)
    Changes in operating assets and liabilities:
      Accounts receivable .........................................................          (1,108)            (636)
      Inventories .................................................................             116             (144)
      Prepaid expenses and other current assets ...................................            (457)             (75)
      Other assets ................................................................              11               51
      Accounts payable ............................................................              15              379
      Accrued expenses ............................................................               6             (189)
      Income taxes payable ........................................................             345               34
                                                                                           --------         --------
        Net cash provided by operating activities .................................             743              299
                                                                                           --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Change in short term investments ................................................             793           (1,839)
  Purchases of property and equipment .............................................            (445)          (1,314)
  Payments for intangible assets ..................................................            (267)             (72)
                                                                                           --------         --------
        Net cash provided by (used in) investing activities .......................              81           (3,225)
                                                                                           --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital lease obligations .................................             (22)             (34)
  Redemption of preferred stock and payment of accrued dividends ..................         (15,553)              --
  Proceeds from sale of common stock ..............................................          48,562               --
                                                                                           --------         --------
        Net cash provided by (used in) financing activities .......................          32,987              (34)
Effect of exchange rate changes on cash ...........................................             (25)            (145)
                                                                                           --------         --------
Net increase (decrease) in cash and cash equivalents ..............................          33,786           (3,105)
Cash and cash equivalents, beginning of period ....................................           1,797            5,375
                                                                                           --------         --------
Cash and cash equivalents, end of period ..........................................        $ 35,583         $  2,270
                                                                                           --------         --------
                                                                                           --------         --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for income taxes ......................................................        $    323         $    258
                                                                                           --------         --------
                                                                                           --------         --------

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of Convertible Redeemable Preferred Stock into Redeemable
      Preferred Stock .............................................................        $ 14,015         $     --
                                                                                           --------         --------
                                                                                           --------         --------
  Conversion of Redeemable Preferred Stock into Common Stock ......................        $    751         $     --
                                                                                           --------         --------
                                                                                           --------         --------
  Adjustment to beneficial conversion feature related to Convertible
      Redeemable Preferred Stock ..................................................        $    985         $     --
                                                                                           --------         --------
                                                                                           --------         --------
  Preferred dividends declared ....................................................        $    163         $    225
                                                                                           --------         --------
                                                                                           --------         --------
  Accretion of redemption value for Redeemable Common Stock .......................        $     56         $     48
                                                                                           --------         --------
                                                                                           --------         --------

        The accompanying notes are an integral part of these consolidated financial statements.

PART 1 FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

                     INVITROGEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GENERAL

The consolidated financial statements include the accounts of Invitrogen Corporation and its 100% controlled subsidiaries, Invitrogen B.V. and Invitrogen Export Company, Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim financial statements have been prepared by Invitrogen, without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows as of and for the periods indicated.

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Prospectus, as amended, filed with the Securities and Exchange Commission on February 26, 1999.

1.   INVENTORIES
Inventories include material, labor and overhead costs and consist of the following:

                                                 MARCH 31,        DECEMBER 31,
(IN THOUSANDS)                                     1999              1998
                                             ---------------     --------------
Raw materials and components ..............        $  428             $  574
Work in process ...........................           585                636
Finished goods ............................         1,672              1,638
                                             ---------------     --------------
                                             ---------------     --------------
                                                   $2,685             $2,848
                                             ---------------     --------------
                                             ---------------     --------------

2.   ACCUMULATED DEPRECIATION AND AMORTIZATION

Accumulated depreciation and amortization of property, plant and equipment was $4.0 million and $3.7 million at March 31, 1999 and December 31, 1998, respectively. Accumulated amortization of intangible assets was $.3 million at March 31, 1999 and December 31, 1998.

3.   INITIAL PUBLIC OFFERING, CONVERSION AND REDEMPTION OF PREFERRED STOCK

In February 1999, the Company completed its initial public offering and issued 3,525,000 newly issued shares of its Common Stock at a price of $15.00 per share. The Company received $48.2 million in cash, net of underwriting discounts, commissions and other offering costs.

Simultaneously with the closing of the initial public offering, each of the 2,202,942 outstanding shares of Series A Cumulative Convertible Preferred Stock was automatically converted into 2,202,942 shares of Common Stock and 2,202,942 shares of Series A Redeemable Preferred Stock (RPS). At the closing of the IPO, the RPS was redeemed for $14,015,000 and accumulated dividends on the Series A Cumulative Convertible Preferred Stock of $1,538,000 were paid. In 1997, when the stock was issued, a charge to equity of $15 million was recorded to reflect the beneficial conversion feature of the convertible preferred stock. Upon determination of the final redemption price of $14,015,000 at the IPO a credit to equity of $985,000 was recorded which has been reported as an adjustment to Income Available to Common Stockholders in the income statement for the quarter ended March 31, 1999.

4.   EARNINGS PER SHARE

Earnings per share is calculated as follows:

                                                                               THREE MONTHS ENDED MARCH 31, 1999
                                                                               INCOME        SHARES
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                    (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                                           ------------   -------------   ---------
Basic EPS:

Income available to common stockholders ..............................        $2,078        10,900        $0.19
Stock options ........................................................            --         1,965           --
                                                                              ------        ------        -----
Diluted EPS:
Income available to common stockholders plus assumed conversions .....        $2,078        12,865        $0.16
                                                                              ------        ------        -----
                                                                              ------        ------        -----
                                                                              THREE MONTHS ENDED MARCH 31, 1998
                                                                              INCOME         SHARES
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                    (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                                           ------------   -------------   ---------
Basic EPS:
Income available to common stockholders ..............................        $  518         9,630        $0.05
Stock options ........................................................            --         1,289           --
                                                                              ------        ------        -----
Diluted EPS:
Income available to common stockholders plus assumed conversions .....        $  518        10,919        $0.05
                                                                              ------        ------        -----
                                                                              ------        ------        -----

In accordance with SAB Topic 4D, the Company considers any common stock issuable upon the occurrence of an IPO for little or no consideration as a nominal issuance. In accordance with the above bulletin, the Company has considered 2,202,942 common shares issuable in connection with the conversion of convertible preferred stock to be a nominal issuance and outstanding for all periods since the original issuance of the underlying security until the conversion into common stock upon the IPO.

5.   COMPREHENSIVE INCOME

Total comprehensive income for the three months ended March 31, 1999 and 1998 was $1.1 million and $.8 million, respectively. The adjustments to net income to arrive at total comprehensive income for the three months ended March 31, 1999 and 1998 were $206,000 and $30,000, respectively, and represent foreign currency translation adjustments.

PART 1 FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Invitrogen is engaged primarily in the development, manufacturing and marketing of research kits used to conduct molecular biology research. Substantially all of our revenue to date has come from the sale of research kits and related products used by a variety of scientific researchers to conduct gene cloning, expression and analysis experiments. Our research kits are sold primarily in the United States, Europe and Japan. Our products are used for research purposes and their use is not regulated by the United States Food and Drug Administration or by any comparable international organization.

We manufacture the majority of our research kits in our manufacturing facility in Carlsbad, California. In addition, we maintain selected arrangements with third party manufacturers.

The majority of our sales activities are conducted through a dedicated direct sales organization located in the United States and Europe. We also conduct marketing and distribution activities at our facility in the United States and at a facility we own in the Netherlands. A small proportion of our sales are to international distributors who resell Invitrogen kits to researchers. These distributors are located in selected territories in Europe, as well as in Japan and other territories in Asia. We currently have no plans to establish a direct sales force in these territories, although we may choose in the future to establish a direct sales organization in additional territories.

We conduct research activities in the United States and business development activities in the United States and Europe. As part of these activities we actively seek to license intellectual property from academic, government and commercial institutions relating to gene cloning, expression and analysis technologies. To date, Invitrogen has obtained over 80 licenses, which provide us with access to over 200 patents covering gene cloning, expression and analysis materials and techniques.

In June 1998, we began using our high-throughput cloning and expression technologies, which we market under the name Invitrogenomics. We will provide licenses to our full-length clones to corporate development partners, as well as sell selected clones as part of new research kits. In addition, we will use our Invitrogenomics technology to provide large-scale, high-throughput gene cloning and expression services to corporate customers. Invitrogenomics products and services have generated limited revenues to date.

Our revenues have increased significantly since our inception, and from 1995 to 1998, Invitrogen has experienced compound annual revenue growth of 28%. The increase in our revenues has been due to several factors, including the continued growth of the market for gene cloning and expression kits, increasing market acceptance of our gene cloning and expression kits, our introduction of new research kits for gene cloning, expression and analysis, and the expansion of our direct sales and marketing efforts. We plan to continue to introduce new research kits, as we believe continued new product development and rapid product introduction is a critical competitive factor in the market for molecular biology research kits. In order to support increased levels of sales and to augment our long-term competitive position, we anticipate that we will continue to increase expenditures in sales and marketing, manufacturing and research and development.

We currently manufacture products for inventory and ship products shortly after the receipt of orders, and anticipate that we will do so in the future. Accordingly, we have not developed a significant backlog and do not anticipate we will develop a material backlog in the future.

Invitrogen has acquired a significant number of patent rights from third parties as part of its business activities. These patent rights are used as a basis for the development of our research kits and the Invitrogenomics technologies. We have historically paid and are obligated to pay in the future to such third parties royalties relating to sales of some of our research kits and selected services. Royalty expense is recognized as a cost of revenue as the related royalties are incurred.

We anticipate that our results of operations may fluctuate from quarter to quarter and will be difficult to predict. The timing and degree of fluctuation will depend upon several factors, including:

- Changes in customer research budgets which are influenced by the timing of their research and commercialization efforts and their receipt of government grants

-    Competitive product introductions
- Our ability to successfully introduce or transition the market to new products
-    Market acceptance of existing or new products
-    Our ability to manufacture our products efficiently
- Our ability to control or adjust research and development, marketing, sales and general and administrative expenses in response to changes in revenues

In addition, our results of operations could be affected by the timing of orders from distributors and the mix of sales among distributors and our direct sales force. Although we have experienced growth in recent years, there can be no assurance that, in the future, we will sustain revenue growth or remain profitable on a quarterly or annual basis or that our growth will be consistent with predictions made by securities analysts. Additionally, quarter to quarter comparisons of operating results are not necessarily indicative of future results.

RESULTS OF OPERATIONS

REVENUE

Revenue increased $2.4 million, or 34%, from $7.2 million for the quarter ended March 31, 1998 to $9.6 million for the same period in 1999. For these same periods, revenues in the United States increased $1.7 million, or 36%, from $4.5 million to $6.2 million, and revenues outside the United States increased $.8 million, or 30%, from $2.6 million to $3.4 million. The overall increase in revenue was primarily attributable to continued market growth for gene cloning and expression kits and increased market penetration of Invitrogen's gene cloning and gene expression product lines. We expect that future revenues will be affected by new product introductions, competitive conditions, customer research budgets, and the rate of expansion of our customer base.

GROSS MARGIN

Gross margins remained relatively unchanged at 73% for the first quarter in 1999 as product mix and geographic sales mix were consistent with 1998. We believe that gross margin for future periods could be affected by sale volumes, competitive conditions, royalty payments on licensed technologies, and foreign exchange factors. Foreign currency fluctuations had a negligible impact during both periods. The functional currency of Invitrogen B.V. is the Netherlands Guilder (NLG). The translation from Guilders to Dollars for revenue and expenses is based on the average exchange rate during the period; large increases or decreases in the spread between currencies have affected and may continue to affect gross margin and reported income. Invitrogen B.V. conducts its European business in the currencies of its significant customers. Exchange gains or losses arising from transactions denominated in these currencies are recorded using the actual exchange differences on the date of the transaction. Large increases or decreases in these currency fluctuations could also impact gross margin and reported profits.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 31% from $1.5 million for the first quarter of 1998 to $1.9 million in 1999. As a percentage of revenues, research and development expenses remained the same at 20% for these periods. We believe that our research and development expenditures as a percentage of revenues will gradually decline throughout 1999.

There can be no assurance that our research and development efforts will produce products or services that achieve market acceptance or that produce acceptable margins.

SALES AND MARKETING

Sales and marketing expenses increased 22% from $1.6 million for the first quarter in 1998 to $2.0 million in 1999. As a percentage of revenues, sales and marketing expenses decreased from 23% to 21% for these periods as our revenue growth continues to outpace our spending for sales and marketing. We anticipate that sales and marketing will continue to comprise 22% to 23% of revenues in future quarters as we continue the expansion of our field sales force in both the United States and Europe in 1999.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased 15% from $1.1 million for the first quarter in 1998 to $1.3 million in 1999. As a percentage of revenues, general and administrative expenses decreased from 16% to 13% for these periods. The absolute increase resulted from the continued expansion of administrative resources to support our growth and needs as a newly public company. The decline as a percentage of revenues occurred as a fixed portion of our general and administrative expenses was spread over a larger revenue base. We expect our aggregate general and administrative expenses for the remainder of 1999 to be consistent with that of the first quarter of 1999.

OTHER INCOME (EXPENSE)

Other income and expense, on a net basis, decreased slightly for the first quarter in 1999 from 1998. The $.1 million increase in interest and other income, resulting primarily from the larger balances of cash and investments during the period, was offset by $.1 million in net foreign currency exchange losses.

PROVISION FOR INCOME TAXES

Our effective tax rate decreased slightly from 36% for the first quarter in 1998 to 35% in 1999. We currently receive tax credits on certain R&D expenditures; in the past, these tax credits have been authorized by the U.S. Congress on a year by year basis and we have no assurance they will be available in future years. Assuming that the U.S. Congress renews the R&D tax credit legislation, we anticipate that our effective rate for 1999 will be approximately 35%.

LIQUIDITY AND CAPITAL RESOURCES

Net cash from operating activities generated $.7 million during the first quarter of 1999. Net cash generated from financing activities totaled $33 million and represents $48.6 million in proceeds from the sale of common stock offset by $15.6 million used to redeem preferred stock and pay accrued dividends. Capital expenditures for the first quarter of 1999 totaled $.4 million and payments for intangible assets totaled $.3 million.

As of March 31, 1999 we had cash, cash equivalents and short-term investments of totaling $39 million and working capital of $43.5 million. We have an available bank line of credit facility totaling $10 million that expires September 30, 1999, of which none was utilized at March 31, 1999. Our funds are currently invested in U.S. Treasury and government agency obligations, investment-grade commercial paper and interest and dividend-bearing securities.

Our subsidiary, Invitrogen B.V., previously issued shares of non-voting redeemable common stock which were redeemed in April 1999 for NLG 3,150,000 or an equivalent of USD $1,544,000.

We expect that our cash, cash equivalents, short term investments, funds from operations and interest income earned thereon, will be sufficient to fund our operations for at least two years. Our future capital requirements and the adequacy of our available funds will depend on many factors, including scientific progress in our research and development programs, the magnitude of those programs, our ability to establish collaborative and licensing arrangements, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments and future business acquisitions.

CURRENCY HEDGING AND FOREIGN CURRENCY TRANSLATION

In the normal course of business, Invitrogen B.V. from time to time purchases exchange-traded put options on U.S. Dollars and U.K. Pounds sterling to mitigate foreign currency exposure. At March 31, 1999 outstanding options totaled $1.3 million and matured on various dates through December 1999.

Invitrogen conducts business transactions with its subsidiary in the Netherlands and with its foreign distributors, including those in Asia, in U.S. Dollars. The functional currency for Invitrogen B.V. is the Netherlands Guilder (NLG). The translation from NLG to the U.S. Dollar is translated for balance sheet accounts using the current exchange rate in effect at the balance sheet date and for revenues and expense accounts using the average exchange rate during the period. The effects of translation are recorded as a separate component of stockholder's equity. Invitrogen B.V. conducts its business with significant customers in their local European currencies; exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date of the transaction.

YEAR 2000 EFFECT ON COMPUTER SYSTEMS

Many currently installed computer systems are not capable of distinguishing 21st century dates from 20th century dates. As a result, in less than one year, computer systems and/or software used by many companies in a very wide variety of applications will experience operating difficulties unless they are modified or upgraded to adequately process information involving, related to or dependent upon the century change. Some businesses may be financially affected by such computer problems.

We believe our existing manufacturing, financial and accounting systems will be year 2000 compliant, meaning that they will be capable of distinguishing 21st century dates from 20th century dates. We are in the process of replacing our existing computer system with a new system that will also be year 2000 compliant and expect to complete implementation of the new system in the early part of 2000.

We are in the process of testing our other internal systems, including embedded control systems in our manufacturing and storage equipment. We currently believe these systems are year 2000 compliant. We have made inquiries of our suppliers to attempt to assess their readiness for the year 2000. The failure of systems maintained by our customers, distributors, and suppliers could reduce our revenues, cause us to incur significant expenses to remedy any problems, or otherwise seriously damage our business.

To date we have spent immaterial amounts to comply with accounting and statutory requirements regarding the year 2000. We believe that we will spend minimal additional amounts for year 2000 issues in the foreseeable future. These assessments have not been independently verified.

If we discover year 2000 errors or defects in our internal systems, we may have to spend substantial amounts in making repairs. These errors may result in the temporary failure of our manufacturing, accounting and financial systems, which in turn would delay the taking and processing of orders for perhaps 3-5 days. In case of such errors we plan to rely upon our current computer systems which we will maintain as a backup system after our new system is installed.

ISSUES RELATED TO THE EUROPEAN MONETARY CONVERSION

On January 1, 1999, certain member states of the European Economic Community, including the Netherlands, fixed their respective currencies to a new currency, the Euro. On that day, the Euro became a functional legal currency within these countries. During the three years beginning on January 1, 1999, business in these EEC member states will be conducted in both the existing national currency, such as the Netherlands guilder, French franc or deutsche mark, and the Euro. Companies operating in or conducting business in EEC member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling the existing currencies, as well as the Euro. We are still assessing the impact that the Euro will have on our internal systems and products. While we believe our enterprise-wide financial and manufacturing information systems will be Euro compliant, we have not tested these systems. We have not determined the costs related to any problems that may arise in the future. Any such problems may materially adversely affect our business, operating results and financial condition.

FORWARD-LOOKING STATEMENTS

The Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to trends in revenues, expenses and net income, and are therefore prospective. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "project," and "continue" or similar words. You should read statements that contain these words carefully because they:

-    Discuss our future expectations
- Contain projections of our future results of operations or of our financial condition
-    State other "forward-looking" information

Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, those listed below under "Risk Factors that May Affect Future Results" as well as other risks and uncertainties detailed in our Prospectus, as amended, filed with the Securities and Exchange Commission on February 26, 1999.

The above Management's Discussion and Analysis should be read in conjunction with the consolidated financial statements and notes thereto included in Invitrogen's Prospectus, as amended, filed with the Securities and Exchange Commission on February 26, 1999.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

FAILURE TO MANAGE GROWTH COULD IMPAIR OUR BUSINESS

Our business has grown rapidly. Our net revenues increased from $19.1 million in 1996 to $31.4 million in 1998. During that same period we have significantly expanded our operations in the United States and in the Netherlands, headquarters for our European operations. Our number of employees has increased from approximately 100 at December 31, 1996 to approximately 228 as of March 31, 1999.

It is very difficult to manage this rapid growth, and our future success depends on our ability to implement:

-    Research and product development
-    Sales and marketing programs
-    Customer support programs
-    Operational and financial control systems
-    Recruiting and training new personnel

Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures and to expand and train our work force worldwide.

We are in the process of implementing a new, enterprise-wide financial and manufacturing information system. If we fail to successfully complete implementation of our new system we could experience manufacturing and shipping delays which, in turn, could cause increased manufacturing costs and deferred or lost sales.

REDUCTION IN RESEARCH AND DEVELOPMENT BUDGETS AND GOVERNMENT FUNDING MAY IMPACT OUR SALES

Our customers include researchers at pharmaceutical and biotechnology companies, academic institutions and government and private laboratories. Fluctuations in the research and development budgets of these researchers and their organizations could have a significant effect on the demand for our products. Research and development budgets fluctuate due to changes in available resources, spending priorities and institutional budgetary policies. Our business could be seriously damaged by any significant decrease in life sciences research and development expenditures by pharmaceutical and biotechnology companies, academic institutions or government and private laboratories.

A significant portion of our sales have been to researchers, universities, government laboratories and private foundations whose funding is dependent upon grants from government agencies such as the U.S. National Institutes of Health and similar domestic and international agencies. Also, a portion of our direct revenues comes from NIH Small Business Innovation Research grant funds. Although the level of research funding has increased during the past several years, we cannot assure you that this trend will continue. Government funding of research and development is subject to the political process, which is inherently fluid and unpredictable. Also, government proposals aiming to reduce or eliminate budgetary deficits have sometimes included reduced allocations to the NIH and other government agencies that fund research and development activities. A reduction in government funding for the NIH or other government research agencies could seriously damage our business.

Our customers generally receive funds from approved grants at particular times of the year, as determined by the federal government. Grants have, in the past, been frozen for extended periods or have otherwise become unavailable to various institutions without advance notice. The timing of the receipt of grant funds affects the timing of purchase decisions by our customers and, as a result, can cause fluctuations in our sales and operating results.

FAILURE TO LICENSE NEW TECHNOLOGIES COULD IMPAIR OUR NEW PRODUCT DEVELOPMENT

Our business model of providing products to researchers working on a variety of genetic projects requires us to develop a wide spectrum of products. To generate broad product lines it is advantageous to license technologies from the scientific community at large rather than depending exclusively on our own employees. As a result we believe our ability to in-license new technologies from third parties is and will continue to be critical to our ability to offer new products. About 90% of our products are manufactured or sold under license agreements.

Our ability to develop new products and services depends in part on our ability to convince inventors that we can successfully commercialize their new technologies. Further, we cannot assure you that we will be able to continue to identify successfully new technologies developed by others. Even if we are able to identify new technologies of interest, we may not be able to negotiate a license on favorable terms, or at all.

LOSS OF LICENSES COULD HURT OUR PERFORMANCE

Some of our licenses do not run for the length of the patent. We may not be able to renew our existing licenses on favorable terms, or at all. If we lose the rights to a patented technology, we may need to stop selling certain of our products or redesign our products or lose a competitive advantage. Potential competitors could in-license technologies that we fail to license and potentially erode our market share for certain products.

Our licenses typically subject us to various commercialization, sublicensing and other obligations. If we fail to comply with these requirements we could lose important rights under a license, such as the right to exclusivity in a certain market. In some cases, we could also lose all rights under a license. In addition, certain rights granted under the license could be lost for reasons out of our control. For example, the licensor could lose patent protection for a number of reasons, including invalidity of the licensed patent. We typically do not receive significant indemnification from a licensor against third party claims of intellectual property infringement.

OUR MARKET SHARE DEPENDS ON NEW PRODUCT INTRODUCTIONS AND ACCEPTANCE

The market for our products and services is only about fifteen years old. Rapid technological change and frequent new product introductions are typical for the market. For example, prepackaged kits to perform research in particular cell lines and already-isolated genetic material are only now coming into widespread use among researchers. Our future success will depend in part on continuous, timely development and introduction of new products that address evolving market requirements. We believe successful new product introductions provide a significant competitive advantage because customers make an investment of time in selecting and learning to use a new product, and are reluctant to switch thereafter. To the extent we fail to introduce new and innovative products we will probably lose market share to our competitors, which will be difficult or impossible to regain. An inability, for technological or other reasons, to successfully develop and introduce new products could reduce our growth rate or damage our business.

We have made a substantial investment in developing the technology underlying Invitrogenomics products and services. The products portion of Invitrogenomics was launched commercially in 1998, and has not achieved significant revenues. We expect to launch the services portion of the business in the near future. We cannot be sure that Invitrogenomics will achieve any commercial success or that revenues will equal or exceed the cost of our investment.

In the past we have experienced, and we are likely to experience in the future, delays in the development and introduction of products. We cannot assure you that we will keep pace with the rapid rate of change in life sciences research, or that our new products will adequately meet the requirements of the marketplace or achieve market acceptance. Factors affecting the market acceptance of our new products include:

-    Citation of the product in published research
-    The timing of introduction of the product relative to competitive products
-    General trends in life sciences research

LOSS OF KEY PERSONNEL COULD HURT OUR BUSINESS

Our products and services are highly technical in nature. We are highly dependent upon our ability to attract and retain certain key managerial, scientific, and technical personnel. In general only highly qualified and trained scientists have the necessary skills to develop and market our products and provide our services. We face intense competition for these professionals from our competitors and our customers, marketing partners and companies throughout our industry. Any failure on our part to hire, train and retain a sufficient number of qualified professionals would seriously damage our business. We do not generally enter into employment agreements requiring these employees to continue in our employment for any period of time.

COMPETITION IN THE LIFE SCIENCES RESEARCH MARKET COULD REDUCE OUR SALES

The markets for our products are very competitive. Many other life sciences research products suppliers have greater financial, operational, sales and marketing resources, and more experience in research and development than we do. These and other companies may have developed or could in the future develop new technologies that compete with our products or even render our products obsolete.

We believe that customers in our markets display a significant amount of loyalty to their initial supplier of a particular product. Therefore, it may be difficult to generate sales to customers who have purchased products from competitors. To the extent we are unable to be the first to develop and supply new products, our competitive position will suffer.

LARGE DISTRIBUTORS MAY FORCE US TO USE MORE EXPENSIVE MARKETING AND DISTRIBUTION CHANNELS

Certain of our academic and commercial customers have developed purchasing initiatives to reduce the number of vendors they purchase from in order to lower their supply costs. In some cases these accounts have established agreements with large distributors, which include discounts and the distributors' direct involvement with the purchasing process. These activities may force us to supply the large distributors with our products at a discount to reach those customers.

INTERNATIONAL UNREST OR FOREIGN CURRENCY FLUCTUATIONS COULD ADVERSELY AFFECT OUR RESULTS

Our products are currently marketed in over 30 countries throughout the world. Our international revenues, which include revenues from our Netherlands subsidiary and export sales, represented 37% of product revenues in 1998, 35% in 1997 and 33% in 1996. We expect that international revenues will continue to account for a significant percentage of our revenues for the foreseeable future, in part because we intend to expand our international operations.

There are a number of risks arising from our international business, including:

- General economic and political conditions in the markets in which we operate
-    Potential increased costs associated with overlapping tax structures
-    Potential trade restrictions and exchange controls
-    More limited protection for intellectual property rights in some countries
- Difficulties and costs associated with staffing and managing foreign operations
-    Uncertain effects of the movement in Europe to a unified currency
-    Slower growth in the European market before the unified currency is adopted
-    Unexpected changes in regulatory requirements
- The difficulties of compliance with a wide variety of foreign laws and regulations
-    Longer accounts receivable cycles in certain foreign countries
-    Import and export licensing requirements

A significant portion of our business is conducted in currencies other than the U.S. dollar, which is our reporting currency. We recognize foreign currency gains or losses arising from our operations in the period incurred. As a result, currency fluctuations among the U.S. dollar and the currencies in which we do business have caused and will continue to cause foreign currency transaction gains and losses. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates. We engage in foreign exchange hedging transactions to manage our foreign currency exposure, but we can not assure you that our strategies will adequately protect our operating results from the effects of exchange rate fluctuations. For more information see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Currency Hedging and Foreign Currency Translation."

The Asia/Pacific region has experienced unstable economic conditions and significant devaluation in its currencies. The economic situation in the region may result in slower payments of outstanding receivable balances. To date this region has not represented a significant portion of our revenues. However, to the extent the Asia/Pacific region becomes increasingly important, or to the extent the factors affecting the region begin to affect other geographic locations, our business could be damaged.

OUR LIFE SCIENCE PATENTS AND PROPRIETARY TECHNOLOGIES COULD AFFECT OUR ABILITY TO COMPETE

Our success depends to a significant degree upon our ability to develop proprietary products and technologies. However, we cannot assure you that patents will be granted on any of our patent applications. We also cannot assure you that the scope of any of our issued patents will be sufficiently broad to offer meaningful protection. In addition, our issued patents or patents licensed to us could be successfully challenged, invalidated or circumvented so that our patent rights would not create an effective competitive barrier.

PUBLICITY OF OUR TRADE SECRETS COULD AID COMPETITORS

We attempt to protect our trade secrets by entering into confidentiality agreements with third parties, employees and consultants. However, these agreements can be breached and, if they are, there may not be an adequate remedy available to us. If our trade secrets become known we may lose our competitive position.

INTELLECTUAL PROPERTY LITIGATION COULD HARM OUR BUSINESS

Litigation regarding patents and other intellectual property rights is extensive in the biotechnology industry. We are aware that patents have been applied for and in some cases issued to others claiming technologies which are closely related to ours. As a result, and in part due to the ambiguities and evolving nature of intellectual property law, we periodically receive notices of potential infringement of patents held by others. Although we have to date successfully resolved these types of claims, we may not be able to do so in the future.

In the event of an intellectual property dispute we may be forced to litigate. Such litigation could involve proceedings declared by the U.S. Patent and Trademark Office or the International Trade Commission, as well as affected third parties. Intellectual property litigation can be extremely expensive, and such expense, as well as the consequences should we not prevail, could seriously harm our business.

If a third-party claimed an intellectual property right to technology we use we could need to discontinue an important product or product line, alter our products and processes, pay license fees or cease certain activities. Although we might under these circumstances attempt to obtain a license to such intellectual property, we may not be able to do so on favorable terms, or at all.

ACCIDENTS RELATED TO HAZARDOUS MATERIALS COULD ADVERSELY AFFECT OUR BUSINESS

Portions of our operations require the controlled use of hazardous and radioactive materials. Although we believe our safety procedures comply with the standards prescribed by federal, state and local regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be liable for any damages that result, which could seriously damage our business. Additionally, an accident could damage our research and manufacturing facilities and operations.

POTENTIAL PRODUCT LIABILITY CLAIMS COULD AFFECT OUR EARNINGS AND FINANCIAL CONDITION

We face a potential risk of liability claims based on our products or services. We carry product liability insurance coverage which is limited in scope and amount but which we believe to be adequate. We cannot assure you, however, that we will be able to maintain this insurance at reasonable cost and on reasonable terms. We also cannot assure you that this insurance will be adequate to protect us against a product liability claim, should one arise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See discussion under Currency Hedging and Foreign Currency Translation in the Management Discussion and Analysis for quantitative and qualitative disclosures about market risk.

PART II  OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The effective date of Invitrogen's first registration statement, filed on Form S-1 (Commission File no. 333-68665) under the Securities Act of 1933 relating to the Company's initial public offering of its Common Stock, was February 26, 1999. A total of 3,525,000 shares of the Company's Common Stock were sold to an underwriting syndicate. An additional 500,000 shares of common stock were sold to the syndicate as part of the offering on behalf of a selling stockholder. The managing underwriters were Donaldson, Lufkin & Jenrette, Warburg Dillon Read LLC and Piper Jaffray Inc. The initial offering of 3,500,000 shares commenced and was completed on February 26, 1999 at a price of $15.00 per share. The underwriters exercised their over-allotment option of an additional 525,000 shares of Common Stock on March 11, 1999 at $15.00 per share. The initial public offering resulted in gross proceeds to the Company of $52.9 million, $3.7 million of which was applied toward the underwriting discount. Net proceeds to the Company totaled $48.2 million after expenses related to the offering which totaled $1.0 million. Gross proceeds to the Company and selling stockholder were $52.9 million and $7.5 million, respectively.

Simultaneously with the closing of the initial public offering, each outstanding share of Series A Cumulative Convertible Preferred Stock was automatically converted into 2,202,942 shares of Common Stock and 2,202,942 shares of Series A Redeemable Preferred Stock (RPS). At the closing of the IPO, the RPS was redeemed for $14 million and accumulated dividends on the Series A Cumulative Convertible Preferred Stock of $1.5 million were paid. The Company's use of the remainder of the proceeds from the offering through March 31, 1999 conforms to the intended use of proceeds as described in the Company's prospectus related to the offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

ITEM 5.  OTHER INFORMATION
Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report:

     *   3.1      Restated Certificate of Incorporation of the Company, as
                  amended
     *   3.2      Amended and Restated Bylaws of the Company
     *   4.1      Specimen common Stock Certficate

     *  10.10     Stock Purchase and Stockholders Agreement dated June
                  20, 1997 among Invitrogen, Lyle C. Turner, Joseph
                  Fernandez, T/A Advent VIII L.P., Advent Atlantic and
                  Pacific III, L.P. and TA Venture Investors L.P.

        27.01     Financial Data Schedule

---------------------------

* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File NO. 333-68665)

(b) There were no reports on Form 8-K filed during the quarter ended March 31, 1999

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           INVITROGEN CORPORATION

Date:  May 10, 1999                        By:      /s/ James R. Glynn
       ------------                                 ------------------
                                                    James R. Glynn
                                                    Senior Vice President and
                                                    Chief Financial Officer