Form 10-Q
period 1999-06-30
INVITROGEN CORP
filed 1999-07-29
CIK 1073431

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
             For the transition period from _________ to __________

                         Commission file number: 0-25317


                             INVITROGEN CORPORATION
             (Exact name of registrant as specified in its charter)



               DELAWARE                                   33-0373077
      (State or other jurisdiction of     (I.R.S. Employer Identification No.)
      incorporation or organization)




      1600 FARADAY AVENUE, CARLSBAD, CA            92008
      (Address of principal executive offices)   (Zip Code)

        Registrant's telephone number, including area code: 760-603-7200



                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].


As of July 27, 1999 there were 13,431,450 shares of Common Stock outstanding.

PART 1 FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                     INVITROGEN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE DATA)


                                                                                            JUNE 30,             DECEMBER 31,
                                                                                              1999                   1998
                                       ASSETS                                             (UNAUDITED)             (AUDITED)
                                                                                       -------------------    -------------------
Current Assets:
   Cash and cash equivalents.....................................................            $  36,094              $   1,797
   Short-term investments........................................................                2,439                  4,214
   Accounts receivable, net of allowance for doubtful accounts of $122 and $124..                3,966                  3,189
   Note receivable officer.......................................................                  150                    150
   Inventories...................................................................                2,823                  2,848
   Deferred income taxes.........................................................                  595                    611
   Prepaid expenses and other current assets.....................................                1,539                  1,194
                                                                                       -------------------    -------------------
     Total current assets........................................................               47,606                 14,003
Property and Equipment, net......................................................                7,182                  7,090
Intangible Assets, net...........................................................                3,192                  1,319
Other Assets.....................................................................                  171                    403
                                                                                       -------------------    -------------------
     Total assets................................................................            $  58,151              $  22,815
                                                                                       ===================    ===================

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long term obligations......................................            $     438              $      54
   Accounts payable..............................................................                1,742                  2,257
   Accrued expenses..............................................................                1,697                  1,378
   Income taxes payable..........................................................                  631                    718
                                                                                       -------------------    -------------------
     Total current liabilities...................................................                4,508                  4,407
                                                                                       -------------------    -------------------
Obligations under capital leases, less current portion...........................                   64                     83
                                                                                       -------------------    -------------------
Note payable.....................................................................                  600                      -
                                                                                       -------------------    -------------------
Non-voting Redeemable Common Stock of Invitrogen B.V; Subsidiary common stock,
   18,000 shares authorized; no shares issued or outstanding on June 30, 1999
   and 18,000 shares issued and outstanding on December 31, 1998.................                    -                  1,599
                                                                                       -------------------    -------------------
Convertible Redeemable Preferred stock, $0.01 par value; 4,202,942 shares authorized; no shares issued or outstanding on June 30, 1999
   and 2,202,942 shares issued and outstanding on December 31, 1998..............                    -                 16,141
                                                                                       -------------------    -------------------
Stockholders' Equity:
Common stock; $0.01 par value, 50,000,000 shares authorized; 13,430,650 and
   7,421,268 shares issued and outstanding at June 30,
   1999 and December 31, 1998, respectively......................................                  134                     74
Additional paid-in-capital.......................................................               51,081                  1,598
Deferred compensation............................................................                 (766)                  (962)
Value of common stock designated pursuant to Employee Stock Ownership
   Plan..........................................................................                    -                    100
Foreign currency translation adjustment..........................................                 (191)                   (33)
Retained earnings (deficit)......................................................                2,721                   (192)
                                                                                       -------------------    -------------------
     Total stockholders' equity..................................................               52,979                    585
                                                                                       -------------------    -------------------
     Total liabilities and stockholders' equity..................................            $  58,151              $  22,815
                                                                                       ===================    ===================


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                     INVITROGEN CORPORATION AND SUBSIDIARIES
                    INTERIM CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                    JUNE 30,                    JUNE 30,
                                                                               1999         1998            1999        1998
                                                                             ---------   ---------       ---------    ---------
                                                                                                (UNAUDITED)
Revenues...............................................................     $   10,287   $   7,719       $  19,888    $  14,873
Cost of Revenues.......................................................          2,547       2,164           5,087        4,065
                                                                             ---------   ---------       ---------    ---------
   Gross margin........................................................          7,740       5,555          14,801       10,808
Operating Expenses:
  Sales and marketing..................................................          1,905       1,820           3,878        3,438
  General and administrative...........................................          1,212         982           2,498        2,098
  Research and development.............................................          2,055       1,851           3,963        3,306
                                                                             ---------   ---------       ---------    ---------
     Total operating expenses..........................................          5,172       4,653          10,339        8,842
                                                                             ---------   ---------       ---------    ---------
       Income from operations..........................................          2,568         902           4,462        1,966
                                                                            ----------  ----------      ----------   ----------
Other Income (Expense):
  Gain (loss) on foreign currency transactions.........................           (149)        (52)           (206)           3
  Interest and other expense...........................................             (5)         (8)            (13)         (18)
  Interest and other income............................................            407          63             602          184
                                                                             ---------   ---------       ---------    ---------
                                                                                   253           3             383          169
                                                                            ----------  ----------      ----------   ----------
Income before provision for income taxes...............................          2,821         905           4,845        2,135
Provision for income taxes.............................................            984         322           1,696          761
                                                                             ---------   ---------       ---------    ---------
Net income.............................................................          1,837         583           3,149        1,374

   Less:  Preferred stock dividends....................................              -        (225)           (163)        (450)
          Accretion of non-voting redeemable common stock............              (18)        (50)            (74)         (98)
          Adjustment to beneficial conversion feature related to
           convertible preferred stock.................................              -           -             985            -
                                                                             ---------   ---------       ---------    ---------
       Income available to common stockholders.........................     $    1,819  $      308       $   3,897    $     826
                                                                            ==========  ==========       =========    =========
Earnings per share:
  Basic................................................................     $     0.14   $    0.03       $    0.32    $    0.09
                                                                            ==========   =========       =========    =========
  Diluted..............................................................     $     0.12   $    0.03       $    0.27    $    0.08
                                                                            ==========   =========       =========    =========
Weighted average shares used in per share calculation:
  Basic................................................................         13,333       9,635          12,116        9,632
  Diluted..............................................................         15,596      11,074          14,230       10,996



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     INVITROGEN CORPORATION AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                      1999                   1998
                                                                                ------------------     ------------------
                                                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income.............................................................            $   3,149              $   1,374
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization..........................................                  754                    415
   Amortization of deferred compensation..................................                  202                    108
   Employee stock ownership plan contribution.............................                    -                     50
   Deferred income taxes..................................................                   11                   (151)
   Changes in operating assets and liabilities:
    Accounts receivable...................................................                 (936)                  (865)
    Inventories...........................................................                  (44)                  (285)
    Prepaid expenses and other current assets.............................                 (429)                  (908)
    Other assets..........................................................                   16                    (43)
    Accounts payable......................................................                 (440)                 1,230
    Accrued expenses......................................................                  359                     (3)
    Income taxes payable..................................................                  (67)                   233
                                                                                ------------------     ------------------
       Net cash provided by operating activities..........................                2,575                  1,155
                                                                                ------------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Change in short term investments.......................................                1,776                   (658)
   Purchases of property and equipment....................................               (1,042)                (3,231)
   Payments for intangible assets.........................................                 (974)                  (260)
                                                                                ------------------     ------------------
       Net cash used in investing activities..............................                 (240)                (4,149)
                                                                                ------------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances from line of credit, net......................................                    -                     76
   Principal payments on capital lease obligations........................                  (36)                   (64)
   Redemption of preferred and common stock and payment of accrued
     dividends............................................................              (17,060)                     -
   Proceeds from sale of common stock.....................................               48,902                      2
                                                                                ------------------     ------------------
       Net cash provided by financing activities..........................               31,806                     14
   Effect of exchange rate changes on cash................................                  156                    (13)
                                                                                ------------------     ------------------
   Net increase (decrease) in cash and cash equivalents...................               34,297                 (2,993)
   Cash and cash equivalents, beginning of period.........................                1,797                  5,375
                                                                                ------------------     ------------------
   Cash and cash equivalents, end of period...............................            $  36,094              $   2,382
                                                                                ==================     ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for income taxes.............................................            $     907              $     630
                                                                                ==================     ==================

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Conversion of Convertible Redeemable Preferred Stock into Redeemable
     Preferred Stock......................................................            $  14,015              $       -
                                                                                ==================     ==================
   Conversion of Redeemable Preferred Stock into Common Stock.............            $     751              $       -
                                                                                ==================     ==================
   Adjustment to beneficial conversion feature related to Convertible
     Redeemable Preferred Stock...........................................            $     985              $       -
                                                                                ==================     ==================
   Note issued for patent rights..........................................            $   1,000              $       -
                                                                                ==================     ==================
   Preferred dividends declared...........................................            $     163              $     450
                                                                                ==================     ==================
   Contribution of common stock to ESOP...................................            $     100              $       -
                                                                                ==================     ==================
   Accretion of redemption value for Redeemable Common Stock..............            $      74              $      98
                                                                                ==================     ==================
   Deferred compensation..................................................            $       -              $     563
                                                                                ==================     ==================


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



1.  INVENTORIES
Inventories include material, labor and overhead costs and consist of the following:


                                                                 JUNE 30,              DECEMBER 31,
   (IN THOUSANDS)                                                  1999                    1998
                                                             ------------------      ------------------
   Raw materials and components.........................            $    544                $    574
   Work in process......................................                 573                     636
   Finished goods.......................................               1,706                   1,638
                                                             ------------------      ------------------
                                                                    $  2,823                $  2,848
                                                             ==================      ==================


2.  ACCUMULATED DEPRECIATION AND AMORTIZATION
Accumulated depreciation and amortization of property, plant and equipment was $4.3 million and $3.7 million at June 30, 1999 and December 31, 1998, respectively. Accumulated amortization of intangible assets was $.4 million and $.3 million at June 30, 1999 and December 31, 1998, respectively.


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

4.  EARNINGS PER SHARE
 Earnings per share is calculated as follows:


                                                                                THREE MONTHS ENDED JUNE 30, 1999
                                                                      INCOME                SHARES
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                           (NUMERATOR)          (DENOMINATOR)             AMOUNT
                                                                -------------------   -------------------   -------------------
Basic EPS:
Income available to common stockholders.....................         $    1,819                13,333            $     0.14
Stock options...............................................                  -                 2,263                     -
                                                                -------------------   -------------------   -------------------

Diluted EPS:
Income available to common stockholders plus assumed
   conversions..............................................         $    1,819                15,596            $     0.12
                                                                ===================   ===================   ===================


                                                                                THREE MONTHS ENDED JUNE 30, 1998
                                                                      INCOME                SHARES
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                           (NUMERATOR)          (DENOMINATOR)             AMOUNT
                                                                -------------------   -------------------   -------------------
Basic EPS:
Income available to common stockholders.....................         $      308                 9,635            $     0.03
Stock options...............................................                  -                 1,439                     -
                                                                -------------------   -------------------   -------------------

Diluted EPS:
Income available to common stockholders plus assumed
   conversions..............................................         $      308                11,074            $     0.03
                                                                ===================   ===================   ===================


                                                                                 SIX MONTHS ENDED JUNE 30, 1999
                                                                      INCOME                SHARES
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                           (NUMERATOR)          (DENOMINATOR)             AMOUNT
                                                                -------------------   -------------------   -------------------
Basic EPS:
Income available to common stockholders.....................         $    3,897                12,116            $     0.32
Stock options...............................................                  -                 2,114                     -
                                                                -------------------   -------------------   -------------------

Diluted EPS:
Income available to common stockholders plus assumed
   conversions..............................................         $    3,897                14,230            $     0.27
                                                                ===================   ===================   ===================


                                                                                 SIX MONTHS ENDED JUNE 30, 1998
                                                                      INCOME                SHARES
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                           (NUMERATOR)          (DENOMINATOR)             AMOUNT
                                                                -------------------   -------------------   -------------------
Basic EPS:
Income available to common stockholders.....................         $      826                 9,632            $     0.09
Stock options...............................................                  -                 1,364                     -
                                                                -------------------   -------------------   -------------------

Diluted EPS:
Income available to common stockholders plus assumed
   conversions..............................................         $      826                10,996            $     0.08
                                                                ===================   ===================   ===================


In accordance with SAB Topic 4D, the Company considers any common stock issuable upon the occurrence of an IPO for little or no consideration as a nominal issuance. In accordance with the above bulletin, the Company has considered 2,202,942 common shares issuable in connection with the conversion of convertible preferred stock to be a nominal issuance and outstanding for all periods since the original issuance of the underlying security until the conversion into common stock upon the IPO in February 1999.

5.  COMPREHENSIVE INCOME
Total comprehensive income is determined as follows:


                                                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                    JUNE 30,                    JUNE 30,
(IN THOUSANDS)                                                                 1999         1998            1999        1998
                                                                               ----         ----            ----        ----
Net income.............................................................     $    1,837   $     583       $   3,149    $   1,374
Foreign currency translation adjustments...............................             48          97            (158)          67
                                                                             ---------   ---------       ----------   ---------
  Total comprehensive income...........................................     $    1,885   $     680       $   2,991    $   1,441
                                                                            ==========   =========       =========    =========


6.  SUBSEQUENT EVENT

In June 1999 the Company signed a definitive agreement to acquire NOVEX, a privately held U.S. company that supplies pre-cast electrophoresis gels and related instruments to molecular biology customers in the U.S. and Europe. The Company will issue approximately 2.5 million shares of common stock for all of the outstanding common stock of NOVEX and assume the outstanding options of NOVEX which will be converted into options to purchase approximately 500,000 shares of common stock of the Company. The transaction is intended to be accounted for as a pooling of interests and qualified as a tax-free exchange. Consummation of the transaction is subject to usual and customary closing conditions and approvals, including the approval of both companies' stockholders, and is expected to close in August 1999. Costs incurred as a result of the merger and the related integration are expected to be approximately $2.8 million and are subject to change. These costs will be expensed after the merger is completed.

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


RESULTS OF OPERATIONS

REVENUES

Revenues for the quarter ended June 30 increased $2.6 million, or 33%, from $7.7 million in 1998 to $10.3 million for 1999. For these same periods, revenues in the United States increased $1.8 million, or 35%, from $5.1 million to $6.9 million, and revenues outside of the United States increased $.8 million, or 29%, from $2.6 million to $3.4 million.

For the six months ended June 30, revenues increased $5 million, or 34%, from $14.9 million in 1998 to $19.9 million in 1999. Revenues in the United States increased $3.5 million, or 36%, from $9.7 million in 1998 to $13.1 million in 1999 and revenues outside of the United States increased $1.5 million, or 30%, from $5.2 million in 1998 to $6.7 million in 1999.

The overall increase in revenues was primarily attributable to continued market growth for gene cloning and expression kits and increased market penetration of Invitrogen's gene cloning and gene expression product lines. We expect that future revenues will be affected by new product introductions, competitive conditions, customer research budgets, and the rate of expansion of our customer base.


GROSS MARGIN

Gross margins as a percentage of revenues for the quarter ended June 30, 1999 increased to 75% from 72% reported for the same period in 1998. This improvement resulted from general price increases, higher grant revenue and lower shipping costs. Also contributing to higher gross margins is the absence of royalty expense on our TA Cloning(R) products which was discontinued this quarter upon our acquisition of sole ownership of the patents that cover the technologies used in these products. The acquisition gives Invitrogen exclusive worldwide royalty-free rights as the sole assignee through 2013, the life of the patents.

On a year-to-date basis, gross margins increased from 72.7% in 1998 to 74.4% in 1999. The increase resulted from the improvements during the second quarter discussed above.

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


SALES AND MARKETING

Sales and marketing expenses increased $.1 million from $1.8 million for the second quarter in 1998 to $1.9 million in 1999. As a percentage of revenues, sales and marketing expenses decreased from 24% to 19% for these periods as our revenue growth continued to outpace spending for sales and marketing.

For the six month period, sales and marketing expenses increased $.5 million from $3.4 million in 1998 to 3.9 million in 1999 and as a percentage of sales declined from 23% in 1998 to 20% in 1999.

We anticipate that sales and marketing will comprise 22% to 23% of revenues over the next few years as we continue the expansion of our field sales forces in both the United States and Europe.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the second quarter increased $.2 million from $1 million in 1998 to $1.2 million in 1999. As a percentage of revenues for the same periods, general and administrative expenses decreased from 13% to 12%.

On a year-to-date basis, general and administrative expenses increased $.4 million from $2.1 million, or 14% of revenues, in 1998 to $2.5 million, or 13% of revenues in 1999

The absolute increase resulted from the continued expansion of administrative resources to support our growth and requirements as a newly public company. The decline as a percentage of revenues occurred as a fixed portion of our general and administrative expenses was spread over a larger revenue base. We expect our aggregate general and administrative expenses for the remainder of 1999 to be consistent with that of the first half of 1999.


RESEARCH AND DEVELOPMENT

Research and development expenses increased $.2 million from $1.9 million for the second quarter in 1998 to $2.1 million in 1999. As a percentage of revenues, research and development expenses decreased from 24% in 1998 to 20% in 1999.

For the first half of 1999, research and development expenses increased $.7 million to $4 million, or 20% of revenues, from $3.3 million for the same period in 1998, or 22% of revenues.

We believe that our research and development expenditures as a percentage of revenues will gradually decline to approximately 15% of revenues over the next few years. There can be no assurance that our research and development efforts will produce products or services that achieve market acceptance or that produce acceptable margins.


OTHER INCOME (EXPENSE)

Other income and expense, on a net basis, increased $.3 million for the second quarter in 1999 from 1998. The increase was mainly attributable to higher interest and other income, resulting primarily from the larger balances of cash and investments during the period.

On a year-to-date basis, higher interest income of $.4 million in 1999 compared to 1998 was offset by $.2 million in higher foreign currency transaction costs.


PROVISION FOR INCOME TAXES

Our effective tax rate decreased slightly from 36% for the three and six months ended June 30, 1998 to 35% for the same periods in 1999. We currently receive tax credits on certain R&D expenditures; in the past, these tax credits have been authorized by the U.S. Congress on a year by year basis and we have no assurance they will be available in future years. Assuming that the U.S. Congress renews the R&D tax credit legislation, we anticipate that our effective rate for 1999 will be approximately 35%.


LIQUIDITY AND CAPITAL RESOURCES

Net cash from operating activities generated $2.6 million during the first half of 1999. Net cash generated from financing activities totaled $31.8 million and represents $48.9 million in net proceeds from the sale of common stock offset by $17.1 million used to redeem preferred and non-voting common stock and pay accrued dividends. Capital expenditures and payments for intangible assets for the first six months of 1999 each totaled $1.0 million.

Our subsidiary, Invitrogen B.V., previously issued shares of non-voting redeemable common stock which were redeemed in April 1999 for $1.5 million.

In June 1999 the Company signed a definitive agreement to acquire NOVEX, a privately held U.S. company, and, upon shareholder approval, expects to issue approximately 2.5 million shares of common stock for all of the outstanding common stock of NOVEX and assume the outstanding options of NOVEX which will be converted into options to purchase approximately 500,000 shares of common stock of the Company. The transaction is expected to close in August 1999. Costs incurred as a result of the merger and the related integration are expected to be approximately $2.8 million.

As of June 30, 1999 we had cash, cash equivalents and short-term investments of totaling $38.5 million and working capital of $43.1 million. We have an available bank line of credit facility totaling $3 million that expires September 30, 1999, of which none was utilized at June 30, 1999. Our funds are currently invested in U.S. Treasury and government agency obligations, investment-grade commercial paper and interest and dividend-bearing securities.

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


CURRENCY HEDGING AND FOREIGN CURRENCY TRANSLATION

In the normal course of business, Invitrogen B.V. from time to time purchases exchange-traded put options on U.S. Dollars and U.K. Pounds sterling to mitigate foreign currency exposure. At June 30, 1999 outstanding options totaled $.8 million and mature on various dates through December 1999.

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

We believe our existing manufacturing, financial and accounting systems will be year 2000 compliant, meaning that they will be capable of distinguishing 21st century dates from 20th century dates. We are in the process of replacing our existing computer system with a new system that will also be year 2000 compliant and expect to complete implementation of the new system in the first half of 2000.

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


ISSUES RELATED TO THE EUROPEAN MONETARY CONVERSION

On January 1, 1999, certain member states of the European Economic Community, including the Netherlands, fixed their respective currencies to a new currency, the Euro. On that day, the Euro became a functional legal currency within these countries. During the three years beginning on January 1, 1999, business in these EEC member states will be conducted in both the existing national currency, such as the Netherlands Guilder, French Franc or Deutsche Mark, and the Euro. Businesses will be required to complete transition to the Euro and begin reporting and conducting their transactions in the Euro by January 1, 2002. On July 1, 2002 the existing national currencies will be withdrawn and will no longer be considered legal tender.

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

The Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to trends in revenues, expenses and net income, and are therefore prospective. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "project," and "continue" or similar words. You should read statements that contain these words carefully because they:

-         Discuss our future expectations

- Contain projections of our future results of operations or of our financial condition

-         State other "forward-looking" information


Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, those listed below under "Risks Factors That May Affect Future Results" as well as other risks and uncertainties detailed in our Registration Statement, as amended, filed with the Securities and Exchange Commission on July 16, 1999.

The above Management's Discussion and Analysis should be read in conjunction with the consolidated financial statements and notes thereto included in Invitrogen's Prospectus, as amended, filed with the Securities and Exchange Commission on February 26, 1999.


RISK FACTORS THAT MAY AFFECT FUTURE RESULTS


FAILURE TO MANAGE GROWTH COULD IMPAIR INVITROGEN'S BUSINESS

Invitrogen's business has grown rapidly. Invitrogen's net revenues increased from $19.1 million in 1996 to $31.4 million in 1998. During that same period Invitrogen significantly expanded its operations in the United States and in the Netherlands, headquarters for its European operations. The number of Invitrogen employees has increased from approximately 100 at December 31, 1996 to approximately 221 as of December 31, 1998.

It is very difficult to manage this rapid growth, and Invitrogen's future success depends on its ability to implement:

-         Research and product development;

-         Sales and marketing programs;

-         Customer support programs;

-         Operational and financial control systems; and

-         Recruiting and training new personnel.


Invitrogen's ability to successfully offer products and services and implement its business plan in a rapidly evolving market requires an effective planning and management process. Invitrogen expects that it will need to continue to improve its financial and managerial controls, reporting systems and procedures and to expand and train its work force worldwide.

Invitrogen is in the process of implementing a new, enterprise-wide financial and manufacturing information system. It expects to begin using its new system sometime in the first half of 2000. If Invitrogen fails to successfully complete implementation of its new system it could experience manufacturing and shipping delays which, in turn, could cause increased manufacturing costs and deferred or lost sales.

Invitrogen has recently developed a high-throughput gene cloning and expression system by scaling up its TOPO TA Cloning technology. It is commercializing this technology under the name Invitrogenomics. Invitrogen's future business growth depends in part on the success of its Invitrogenomics products and services. In order to succeed in this business Invitrogen may need to hire additional senior managers. Moreover, operation of Invitrogenomics may present unfamiliar management challenges that it might not successfully address. Invitrogen may not be able to locate or hire the necessary managers or successfully address the potentially unfamiliar management issues that may occur in Invitrogenomics or other areas of its business.


REDUCTION IN RESEARCH AND DEVELOPMENT BUDGETS AND GOVERNMENT FUNDING MAY IMPACT OUR SALES

Invitrogen's customers include researchers at pharmaceutical and biotechnology companies, academic institutions and government and private laboratories. Fluctuations in the research and development budgets of these researchers and their organizations could have a significant effect on the demand for Invitrogen's products. Research and development budgets fluctuate due to changes in available resources, spending priorities and institutional budgetary policies. Invitrogen's business could be seriously damaged by any significant decrease in life sciences research and development expenditures by pharmaceutical and biotechnology companies, academic institutions or government and private laboratories.

A significant portion of Invitrogen's sales have been to researchers, universities, government laboratories and private foundations whose funding is dependent upon grants from government agencies such as the U.S. National Institutes of Health and similar domestic and international agencies. Also, a portion of Invitrogen's direct revenues comes from NIH Small Business Innovation Research grant funds. Although the level of research funding has increased during the past several years, Invitrogen cannot assure you that this trend will continue. Government funding of research and development is subject to the political process, which is inherently fluid and unpredictable. Also, government proposals aiming to reduce or eliminate budgetary deficits have sometimes included reduced allocations to the NIH and other government agencies that fund research and development activities. A reduction in government funding for the NIH or other government research agencies could seriously damage Invitrogen's business.

Invitrogen's customers generally receive funds from approved grants at particular times of the year, as determined by the federal government. Grants have, in the past, been frozen for extended periods or have otherwise become unavailable to various institutions without advance notice. The timing of the receipt of grant funds affects the timing of purchase decisions by Invitrogen's customers and, as a result, can cause fluctuations in its sales and operating results


FAILURE TO LICENSE NEW TECHNOLOGIES COULD IMPAIR OUR NEW PRODUCT DEVELOPMENT

Invitrogen's business model of providing products to researchers working on a variety of genetic projects requires it to develop a wide spectrum of products. To generate broad product lines it is advantageous to license technologies from the scientific community at large rather than depending exclusively on its own employees. As a result Invitrogen believes its ability to in-license new technologies from third parties is and will continue to be critical to its ability to offer new products. About 90% of Invitrogen's products are manufactured or sold under license agreements.

Invitrogen's ability to develop new products and services depends in part on its ability to convince inventors that it can successfully commercialize their new technologies. Further, Invitrogen cannot assure you that it will be able to continue to identify new technologies developed by others. Even if Invitrogen is able to identify new technologies of interest, Invitrogen may not be able to negotiate a license on favorable terms, or at all.


LOSS OF LICENSES COULD HURT OUR PERFORMANCE

Some of Invitrogen's licenses do not run for the length of the patent. Invitrogen may not be able to renew its existing licenses on favorable terms, or at all. If Invitrogen loses the rights to a patented technology, Invitrogen may need to stop selling certain of its products or redesign its products or lose a competitive advantage. Potential competitors could in-license technologies that Invitrogen fails to license and potentially erode its market share for certain products.

Invitrogen's licenses typically subject it to various commercialization, sublicensing and other obligations. If Invitrogen fails to comply with these requirements Invitrogen could lose important rights under a license, such as the right to exclusivity in a certain market. In some cases, Invitrogen could also lose all rights under a license. In addition, certain rights granted under the license could be lost for reasons out of Invitrogen's control. For example, the licensor could lose patent protection for a number of reasons, including invalidity of the licensed patent. Invitrogen typically does not receive significant indemnification from a licensor against third party claims of intellectual property infringement.

OUR MARKET SHARE DEPENDS ON NEW PRODUCT INTRODUCTIONS AND ACCEPTANCE

The market for Invitrogen's products and services is only about fifteen years old. Rapid technological change and frequent new product introductions are typical for the market. For example, prepackaged kits to perform research in particular cell lines and already-isolated genetic material are only now coming into widespread use among researchers. Invitrogen's future success will depend in part on continuous, timely development and introduction of new products that address evolving market requirements. Invitrogen believes successful new product introductions provide a significant competitive advantage because customers make an investment of time in selecting and learning to use a new product, and are reluctant to switch thereafter. To the extent Invitrogen fails to introduce new and innovative products Invitrogen will probably lose market share to its competitors, which will be difficult or impossible to regain. An inability, for technological or other reasons, to successfully develop and introduce new products could reduce Invitrogen's growth rate or damage its business.

Invitrogen has made a substantial investment in developing the technology underlying Invitrogenomics products and services. The products portion of Invitrogenomics was launched commercially in 1998, and has not achieved significant revenues. Invitrogen expects to launch the services portion of the business in the near future. Invitrogen cannot be sure that Invitrogenomics will achieve any commercial success or that revenues will equal or exceed the cost of its investment.

In the past Invitrogen has experienced, and it is likely to experience in the future, delays in the development and introduction of products. Invitrogen cannot assure you that it will keep pace with the rapid rate of change in life sciences research, or that its new products will adequately meet the requirements of the marketplace or achieve market acceptance. Factors affecting the market acceptance of its new products include:

-         Citation of the product in published research

- The timing of introduction of the product relative to competitive products

-         General trends in life sciences research


LOSS OF KEY PERSONNEL COULD HURT OUR BUSINESS

Invitrogen's products and services are highly technical in nature. In general only highly qualified and trained scientists have the necessary skills to develop and market Invitrogen's products and provide its services. Invitrogen faces intense competition for these professionals from its competitors and its customers, marketing partners and companies throughout its industry. Any failure on Invitrogen's part to hire, train and retain a sufficient number of qualified professionals would seriously damage its business. Invitrogen does not generally enter into employment agreements requiring these employees to continue in its employment for any period of time.


COMPETITION IN THE LIFE SCIENCES RESEARCH MARKET COULD REDUCE SALES

The markets for Invitrogen's products are very competitive. Many other life sciences research products suppliers have greater financial, operational, sales and marketing resources, and more experience in research and development than Invitrogen. These and other companies may have developed or could in the future develop new technologies that compete with Invitrogen's products or even render its products obsolete.

Invitrogen believes that customers in its markets display a significant amount of loyalty to their initial supplier of a particular product. Therefore, it may be difficult to generate sales to customers who have purchased products from competitors. To the extent Invitrogen is unable to be the first to develop and supply new products, its competitive position will suffer.


LARGE DISTRIBUTORS MAY FORCE US TO USE MORE EXPENSIVE MARKETING AND DISTRIBUTION CHANNELS

Certain of Invitrogen's academic and commercial customers have developed purchasing initiatives to reduce the number of vendors they purchase from in order to lower their supply costs. In some cases these accounts have established agreements with large distributors, which include discounts and the distributors' direct involvement with the purchasing process. These activities may force Invitrogen to supply the large distributors with its products at a discount to reach those customers.


INTERNATIONAL UNREST OR FOREIGN CURRENCY FLUCTUATIONS COULD ADVERSELY AFFECT OUR RESULTS

Invitrogen's products are currently marketed in over 30 countries throughout the world. Invitrogen's international revenues, which include revenues from its Netherlands subsidiary and export sales, represented 37% of product revenues in 1998, 35% in

1997 and 33% in 1996. Invitrogen expects that international revenues will continue to account for a significant percentage of its revenues for the foreseeable future, in part because it intends to expand its international operations.

There are a number of risks arising from Invitrogen's international business, including:

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

-       Unexpected changes in regulatory requirements

- The difficulties of compliance with a wide variety of foreign laws and regulations

-       Longer accounts receivable cycles in certain foreign countries

-       Import and export licensing requirements


A significant portion of Invitrogen's business is conducted in currencies other than the U.S. dollar, which is its reporting currency. Invitrogen recognizes foreign currency gains or losses arising from its operations in the period incurred. As a result, currency fluctuations among the U.S. dollar and the currencies in which it does business have caused and will continue to cause foreign currency transaction gains and losses. Invitrogen cannot predict the effects of exchange rate fluctuations upon its future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates. Invitrogen engages in foreign exchange hedging transactions to manage its foreign currency exposure, but Invitrogen can not assure you that its strategies will adequately protect its operating results from the effects of exchange rate fluctuations. For more information see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Currency Hedging and Foreign Currency Translation".

The Asia/Pacific region has recently experienced unstable economic conditions and significant devaluation in its currencies. The economic situation in the region may result in slower payments of outstanding receivable balances. To date this region has not represented a significant portion of Invitrogen's revenues. However, to the extent the Asia/Pacific region becomes increasingly important, or to the extent the factors affecting the region begin to affect other geographic locations, its business could be damaged.


OUR LIFE SCIENCE PATENTS AND PROPRIETARY TECHNOLOGIES COULD AFFECT OUR ABILITY TO COMPETE

Invitrogen's success depends to a significant degree upon its ability to develop proprietary products and technologies. However, Invitrogen cannot assure you that patents will be granted on any of its patent applications. Invitrogen also cannot assure you that the scope of any of its issued patents will be sufficiently broad to offer meaningful protection. In addition, Invitrogen's issued patents or patents licensed to Invitrogen could be successfully challenged, invalidated or circumvented so that its patent rights would not create an effective competitive barrier.


PUBLICITY OF OUR TRADE SECRETS COULD AID COMPETITORS

Invitrogen attempts to protect its trade secrets by entering into confidentiality agreements with third parties, employees and consultants. However, these agreements can be breached and, if they are, there may not be an adequate remedy available to Invitrogen. If Invitrogen's trade secrets become known it may lose its competitive position.


INTELLECTUAL PROPERTY LITIGATION COULD HARM OUR BUSINESS

Litigation regarding patents and other intellectual property rights is extensive in the biotechnology industry. Invitrogen is aware that patents have been applied for and in some cases issued to others claiming technologies which are closely related to Invitrogen's. As a result, and in part due to the ambiguities and evolving nature of intellectual property law, Invitrogen periodically receives notices of potential infringement of patents held by others. Although Invitrogen has to date successfully resolved these types of claims, it may not be able to do so in the future.

In the event of an intellectual property dispute Invitrogen may be forced to litigate. Such litigation could involve proceedings declared by the U.S. Patent and Trademark Office or the International Trade Commission, as well as proceedings brought by affected third parties. Intellectual property litigation can be extremely expensive, and such expense, as well as the consequences should Invitrogen not prevail, could seriously harm its business.

If a third-party claimed an intellectual property right to technology Invitrogen uses, Invitrogen might need to discontinue an important product or product line, alter its products and processes, pay license fees or cease certain activities. Although Invitrogen might under these circumstances attempt to obtain a license to such intellectual property, it may not be able to do so on favorable terms, or at all.


YEAR 2000 COMPLICATIONS MAY DISRUPT OUR OPERATIONS AND HARM OUR BUSINESS

We are aware that many currently installed information technology systems, such as computer systems and software products, as well as non-information technology systems that include imbedded technology, were not designed to correctly process dates after December 31, 1999.

Invitrogen is heavily dependent upon the proper functioning of its own computer and data dependent systems. Invitrogen cannot assure you that Invitrogen will successfully identify and address all Year 2000 issues. Any failure on the part of these or other systems could materially adversely affect Invitrogen's business in ways Invitrogen cannot anticipate. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".


ACCIDENTS RELATED TO HAZARDOUS MATERIALS COULD ADVERSELY AFFECT OUR BUSINESS

Portions of Invitrogen's operations require the controlled use of hazardous and radioactive materials. Although Invitrogen believes its safety procedures comply with the standards prescribed by federal, state and local regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, Invitrogen could be liable for any damages that result, which could seriously damage its business. Additionally, an accident could damage Invitrogen's research and manufacturing facilities and operations.


POTENTIAL PRODUCT LIABILITY CLAIMS COULD AFFECT OUR EARNINGS AND FINANCIAL CONDITION

Invitrogen faces a potential risk of liability claims based on its products or services. Invitrogen carries product liability insurance coverage which is limited in scope and amount but which it believes to be adequate. Invitrogen cannot assure you, however, that it will be able to maintain this insurance at reasonable cost and on reasonable terms. Invitrogen also cannot assure you that this insurance will be adequate to protect it against a product liability claim, should one arise.


RISKS RELATING TO THE MERGER

In June 1999 the Company signed a definitive agreement to acquire NOVEX, a privately held U.S. company. The transaction is intended to be accounted for as a pooling of interests and qualified as a tax-free exchange. Consummation of the transaction is subject to usual and customary closing conditions and approvals, including the approval of both companies' stockholders, and is expected to close in August 1999. Following are risks relating to the potential merger.


THE ABILITY OF INVITROGEN AND NOVEX TO SUCCESSFULLY INTEGRATE THEIR BUSINESSES IS UNCERTAIN

After the merger, Invitrogen and NOVEX, each of which previously operated independently, will have to integrate their operations. The integration will require significant efforts from each company, including the coordination of their research and development and sales and marketing efforts. Invitrogen may find it difficult to integrate the operations of NOVEX. NOVEX personnel may leave NOVEX because of the merger. NOVEX customers, distributors or suppliers may terminate their arrangements with NOVEX, or demand amended terms to these arrangements. Invitrogen management may have their attention diverted while trying to integrate the two companies. Such diversion of management's attention or difficulties in the transition process could have an adverse impact on Invitrogen. If Invitrogen is not able to successfully integrate the operations of NOVEX, Invitrogen's expectations of its future results of operations may not be met.

FAILURE TO ACHIEVE BENEFICIAL SYNERGIES COULD RESULT IN INCREASED FUTURE OPERATING COSTS

Invitrogen and NOVEX have entered into the merger agreement with the expectation that the merger will result in beneficial synergies. Achieving these anticipated synergies and the potential benefits underlying the two companies' reasons for the merger will depend on a number of factors, some of which include:

- Changes in the favorable market reaction to NOVEX's and Invitrogen's significant products;

- Competitive factors, including technological advances attained by competitors and patents granted to or contested by competitors, which would result in their ability to compete against the companies more effectively;

-    The expiration of patents with respect to the companies' products;

- Changes in economic conditions such as inflation, interest rates and foreign currency exchange rates in the global marketplace where Invitrogen and NOVEX have significant businesses;

- Significant litigation adverse to NOVEX and Invitrogen, including, particularly, product liability litigation, antitrust litigation and patent and trademark litigation;

-    The ability of the combined company to increase sales of NOVEX products;
     and

- The ability of the combined company to increase sales of Invitrogen's products.


Even if the two companies are able to integrate operations, there can be no assurance that the anticipated synergies will be achieved. The failure to achieve such synergies could have a material adverse effect on the business, results of operations and financial condition of the combined company.


INVITROGEN MAY BE REQUIRED TO SPEND MORE OF ITS CASH RESERVES BECAUSE OF THE MERGER THAN IT ANTICIPATED

Even if Invitrogen is able to integrate the operations of NOVEX successfully, there is no assurance that such integration will result in the realization of the full benefits of the cost savings, efficiencies or revenue enhancements that Invitrogen currently anticipates. The cost savings and other benefits of the merger may be offset by costs incurred in integrating NOVEX's operations, as well as by increases in other expenses, or by problems in the business unrelated to the merger.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See discussion under Currency Hedging and Foreign Currency Translation in the Management Discussion and Analysis for quantitative and qualitative disclosures about market risk.

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM 5.  OTHER INFORMATION

Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report:


     **  2.1    The Agreement and Plan of Merger, dated as of June 14,
                   1999, by and among NOVEX, Invitrogen Corporation, and Invo Merger Corporation
     *   3.1    Restated Certificate of Incorporation of the Company, as amended
     *   3.2    Amended and Restated Bylaws of the Company
     *   4.1    Specimen Common Stock Certificate
     **  10.12  Assignment of Intellectual Property Conditional on Payment
                   dated as of May 31, 1999, by and between Molecular Biology Resources, Inc. and Invitrogen Corporation
     *   10.10  Stock Purchase and Stockholders Agreement dated June
                   20, 1997 among Invitrogen, Lyle C. Turner, Joseph
                   Fernandez, T/A Advent VIII L.P., Advent Atlantic and
                   Pacific III, L.P. and TA Venture Investors L.P.
         27.01  Financial Data Schedule

------------------------------------
* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File NO. 333-68665)
** Incorporated by reference to the Registrant's Registration Statement on Form S-4 (File NO. 333-82593)

(b) There were no reports on Form 8-K filed during the quarter ended June 30,
1999

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       INVITROGEN CORPORATION


Date:  JULY 29, 1999                   By:      /s/ James R. Glynn
                                              --------------------------
                                                James R. Glynn
                                                Senior Vice President and
                                                Chief Financial Officer