Form 10-Q
period 1999-09-30
INVITROGEN CORP
filed 1999-10-22
CIK 1073431

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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


As of October 19, 1999 there were 16,182,192 shares of Common Stock outstanding.

PART 1 FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                     INVITROGEN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                                                         SEPTEMBER 30,           DECEMBER 31,
                                                                                              1999                   1998
                                       ASSETS                                             (UNAUDITED)             (AUDITED)
                                                                                       -------------------    -------------------
Current Assets:
   Cash and cash equivalents.....................................................            $  38,216              $   2,316
   Short-term investments........................................................                  809                  4,214
   Accounts receivable, net of allowance for doubtful accounts of $167 and $266..                7,923                  5,628
   Note receivable officer.......................................................                  150                    150
   Inventories...................................................................                5,301                  5,374
   Deferred income taxes.........................................................                  786                    767
   Prepaid expenses and other current assets.....................................                2,164                  1,294
                                                                                       -------------------    -------------------
     Total current assets........................................................               55,349                 19,743
Property and Equipment, net......................................................                8,961                 10,036
Intangible Assets, net...........................................................                3,577                  1,708
Other Assets.....................................................................                  386                    563
                                                                                       -------------------    -------------------
     Total assets................................................................            $  68,273              $  32,050
                                                                                       ===================    ===================

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable to bank.........................................................            $       -              $     779
   Current portion of long-term obligations......................................                1,137                    995
   Accounts payable..............................................................                1,670                  3,106
   Accrued expenses..............................................................                6,409                  2,836
   Income taxes payable..........................................................                  536                    802
                                                                                       -------------------    -------------------
     Total current liabilities...................................................                9,752                  8,518
                                                                                       -------------------    -------------------
Long term obligations............................................................                  741                  1,116
                                                                                       -------------------    -------------------
Non-voting Redeemable Common Stock of Invitrogen B.V; Subsidiary common stock,
   66,000 shares authorized; no shares issued or outstanding on September 30,
   1999 and 18,000 shares issued and outstanding on December 31, 1998............                    -                  1,599
                                                                                       -------------------    -------------------
Convertible Redeemable Preferred stock; $0.01 par value, 2,202,942 shares authorized; no shares issued or outstanding on September 30, 1999
   and 2,202,942 shares issued and outstanding on December 31, 1998..............                    -                 16,141
                                                                                       -------------------    -------------------

Stockholders' Equity:
  Common stock; $0.01 par value, 50,000,000 shares authorized; 16,175,259 and
   9,948,035 shares issued and outstanding at September 30, 1999 and
   December 31, 1998, respectively...............................................                  162                    100
  Additional paid-in-capital.....................................................               54,794                  4,705
  Deferred compensation..........................................................                 (803)                  (962)
  Value of common stock designated pursuant to Employee Stock Ownership
   Plan..........................................................................                    -                    100
  Foreign currency translation adjustment........................................                 (230)                   (40)
  Retained earnings..............................................................                3,857                    773
                                                                                       -------------------    -------------------
     Total stockholders' equity..................................................               57,780                  4,676
                                                                                       -------------------    -------------------
     Total liabilities and stockholders' equity..................................            $  68,273              $  32,050
                                                                                       ===================    ===================

The accompanying notes are an integral part of these consolidated balance sheets.

                     INVITROGEN CORPORATION AND SUBSIDIARIES
                    INTERIM CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                                                               1999         1998            1999        1998
                                                                               ----         ----            ----        ----
                                                                                                 (UNAUDITED)
Revenues...............................................................     $   17,522   $  14,507       $  51,288    $  39,212
Cost of Revenues.......................................................          5,883       5,427          17,461       13,707
                                                                             ---------   ---------       ---------    ---------
  Gross margin.........................................................         11,639       9,080          33,827       25,505
Operating Expenses:
  Sales and marketing..................................................          3,490       3,005          10,496        8,316
  General and administrative...........................................          2,344       1,907           6,742        5,816
  Research and development.............................................          2,537       2,341           7,447        6,390
  Merger related costs (see Note 5)....................................          4,379           -           4,379            -
                                                                             ---------   ---------       ---------    ---------
     Total operating expenses..........................................         12,750       7,253          29,064       20,522
                                                                             ---------   ---------       ---------    ---------
       Income (loss) from operations...................................         (1,111)      1,827           4,763        4,983
                                                                            ----------- ----------      ----------   ----------
Other Income (Expense):
  Gain (loss) on foreign currency transactions.........................            107          84             (99)          78
  Interest and other expense...........................................            (83)        (63)           (222)        (197)
  Interest and other income............................................            433         132           1,036          319
                                                                             ---------   ---------       ---------    ---------
                                                                                   457         153             715          200
                                                                            ----------  ----------      ----------   ----------
Income (loss) before provision for income taxes........................           (654)      1,980           5,478        5,183
Benefit (provision) for income taxes...................................             27        (687)         (2,157)      (1,858)
                                                                             ---------   ----------      ----------   ----------
Net income (loss)......................................................           (627)      1,293           3,321        3,325

   Less:  Preferred stock dividends....................................              -        (225)           (163)        (675)
          Accretion of non-voting redeemable common stock..............              -         (52)            (74)        (150)
          Adjustment to beneficial conversion feature related to
           convertible preferred stock.................................              -           -             985            -
                                                                             ---------   ---------       ---------    ---------
       Income (loss) available to common stockholders..................     $     (627) $    1,016       $   4,069    $   2,500
                                                                            =========== ==========       =========    =========
Earnings (loss) per share:
  Basic................................................................     $    (0.04)  $    0.08       $    0.27    $    0.21
                                                                            ===========  =========       =========    =========
  Diluted..............................................................     $    (0.04)  $    0.07       $    0.23    $    0.18
                                                                            ===========  =========       =========    =========
Weighted average shares used in per share calculation:
  Basic................................................................         16,006      12,150          15,099       12,154
  Diluted..............................................................         16,006      13,783          17,646       13,648

The accompanying notes are an integral part of these consolidated financial statements.

                     INVITROGEN CORPORATION AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                                -----------------------------------------
                                                                                      1999                   1998
                                                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income.............................................................            $   3,321              $   3,325
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization..........................................                1,965                  1,248
   Amortization of deferred compensation..................................                  276                    162
   Employee stock ownership plan contribution.............................                    -                     75
   Deferred income taxes..................................................                  (34)                   (58)
   Merger related costs...................................................                1,820                      -
   Other non-cash adjustments.............................................                  182                     26
   Changes in operating assets and liabilities:
    Accounts receivable...................................................               (2,409)                (2,193)
    Inventories...........................................................                   24                 (1,609)
    Prepaid expenses and other current assets.............................               (1,379)                  (831)
    Other assets..........................................................                  (27)                    63
    Accounts payable......................................................               (1,380)                   787
    Accrued expenses......................................................                3,408                    404
    Income taxes payable..................................................                 (251)                 1,099
                                                                                      ---------              ---------
       Net cash provided by operating activities..........................                5,516                  2,498
                                                                                      ---------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Change in short term investments.......................................                3,405                    672
   Purchases of property and equipment....................................               (2,261)                (6,135)
   Payments for intangible assets.........................................               (1,071)                  (389)
                                                                                      ----------             ---------
       Net cash provided by (used in) investing activities................                   73                 (5,852)
                                                                                      ---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances from (payments on) line of credit, net........................                 (764)                    74
   Proceeds from long term obligations....................................                    -                  1,300
   Principal payments on long term obligations............................               (1,250)                  (506)
   Redemption of preferred and common stock and payment of accrued dividends            (17,060)                     -
   Proceeds from sale of common stock.....................................               49,398                     14
   Repurchase of common stock.............................................                    -                   (150)
                                                                                      ---------              ----------
       Net cash provided by financing activities..........................               30,324                    732
   Effect of exchange rate changes on cash................................                  (13)                   197
                                                                                      ----------             ---------
   Net increase (decrease) in cash and cash equivalents...................               35,900                 (2,425)
   Cash and cash equivalents, beginning of period.........................                2,316                  5,540
                                                                                      ---------              ---------
   Cash and cash equivalents, end of period...............................            $  38,216              $   3,115
                                                                                      =========              =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest.................................................            $     134              $     162
                                                                                      =========              =========
   Cash paid for income taxes.............................................            $   2,608              $   1,256
                                                                                      =========              =========

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Conversion of Convertible Redeemable Preferred Stock into Redeemable
     Preferred Stock......................................................            $  14,015              $       -
                                                                                      =========              =========
   Conversion of Redeemable Preferred Stock into Common Stock.............            $     751              $       -
                                                                                      =========              =========
   Adjustment to beneficial conversion feature related to Convertible
     Redeemable Preferred Stock...........................................            $     985              $       -
                                                                                      =========              =========
   Note issued for patent rights..........................................            $   1,000              $       -
                                                                                      =========              =========
   Preferred dividends declared...........................................            $     163              $     675
                                                                                      =========              =========
   Contribution of common stock to ESOP...................................            $     100              $     100
                                                                                      =========              =========
   Accretion of redemption value for Redeemable Common Stock..............            $      74              $     150
                                                                                      =========              =========
   Deferred compensation..................................................            $     164              $     683
                                                                                      =========              =========
   Note issued for Serva product line assets acquired.....................            $       -              $     500
                                                                                      =========              =========

The accompanying notes are an integral part of these consolidated financial statements.

PART 1 FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

                     INVITROGEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


GENERAL
The consolidated financial statements include the accounts of Invitrogen Corporation and its 100% controlled subsidiaries, NOVEX, Invitrogen B.V., NOVEX Electrophoresis GmbH, Serva GmbH, NOVEX International Sales Corporation and Invitrogen Export Company, Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim financial statements have been prepared by Invitrogen, without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows as of and for the periods indicated.

On August 17, 1999, the Company consummated a merger with NOVEX, in a stock-for-stock transaction (see Note 5). NOVEX, formerly known as Novel Experimental Technology, a California Corporation, was incorporated on April 5, 1989. NOVEX manufactures protein and nucleic acid electrophoresis gels and related equipment, solutions, standards, and fine chemicals, primarily for use in research laboratories. This transaction has been accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated for all periods prior to the business combination to include the financial results of Invitrogen and NOVEX.

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Registration Statement and Prospectus filed with the Securities and Exchange Commission on October 22, 1999.

1.   INVENTORIES
     Inventories include material, labor and overhead costs and consist of the following:

                                                               SEPTEMBER 30,           DECEMBER 31,
   (IN THOUSANDS)                                                  1999                    1998
                                                             ------------------      ------------------
   Raw materials and components.........................            $  1,609                $  1,610
   Work in process......................................                 889                   1,118
   Finished goods.......................................               2,803                   2,646
                                                             ------------------      ------------------
                                                                    $  5,301                $  5,374
                                                             ==================      ==================

2.   ACCUMULATED DEPRECIATION AND AMORTIZATION
     Accumulated depreciation and amortization of property, plant and equipment was $7.3 million and $5.8 million at September 30, 1999 and December 31, 1998, respectively. Accumulated amortization of intangible assets was $.5 million and $.3 million at September 30, 1999 and December 31, 1998, respectively.

3.   ACCRUED EXPENSES
     Accrued expenses consist of the following:

                                                               SEPTEMBER 30,           DECEMBER 31,
   (IN THOUSANDS)                                                  1999                    1998
                                                             ------------------      ------------------
   Accrued purchases....................................            $    839                $    678
   Accrued payroll and related expenses.................               1,600                   1,148
   Accrued ESOP contribution............................                 353                     254
   Accrued merger related costs.........................               2,684                       -
   Accrued other........................................                 933                     756
                                                             ---------------         ---------------
                                                                    $  6,409                $  2,836
                                                             ===============         ===============

4.   INITIAL PUBLIC OFFERING, CONVERSION AND REDEMPTION OF PREFERRED STOCK

     In February 1999, the Company completed its initial public offering and issued 3,525,000 newly issued shares of its Common Stock at a price of $15.00 per share. The Company received $48.1 million in cash, net of underwriting discounts, commissions and other offering costs.

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

5.   NOVEX MERGER
     On August 17, 1999, the Company consummated a merger with NOVEX, in a stock-for-stock transaction. NOVEX manufactures protein and nucleic acid electrophoresis gels and related equipment, solutions, standards, and fine chemicals, primarily for use in research laboratories.

     Invitrogen issued 2,530,124 shares of common stock in exchange for all the outstanding shares of NOVEX stock based on an exchange ratio of approximately .23188 shares of Invitrogen common stock for each share of NOVEX common stock. Invitrogen also assumed and exchanged all options to purchase NOVEX common stock for options to purchase 469,678 shares of Invitrogen common stock. The merger is intended to qualify as a tax-free reorganization and has been accounted for as a pooling of interests. Costs incurred as a result of the merger and related integration are expected to be $4.4 million and are subject to change. These costs were expensed in August 1999, after the merger was completed.

     Prior to the merger, NOVEX used a fiscal year ending March 31. In order to report the combined results on a consistent basis, NOVEX's fiscal years have been recast to a twelve-month period ended December 31, for all periods presented. These recast results have been combined with the corresponding fiscal years ended December 31, 1998, 1997 and 1996, of Invitrogen to arrive at the financial information presented. The combined results of operations of Invitrogen and NOVEX are presented as if the merger had occurred at the beginning of the periods presented.

6.   EARNINGS PER SHARE
     Earnings per share is calculated as follows:

                                                                             THREE MONTHS ENDED SEPTEMBER 30, 1999
                                                                             -------------------------------------
                                                                       LOSS                SHARES
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                           (NUMERATOR)          (DENOMINATOR)             AMOUNT
Basic and Diluted EPS:
Loss available to common stockholders.......................         $    (627)                16,006            $   (0.04)
                                                                     ==========            ==========            ==========
                                                                             THREE MONTHS ENDED SEPTEMBER 30, 1998
                                                                             -------------------------------------
                                                                      INCOME                SHARES
                                                                   (NUMERATOR)          (DENOMINATOR)             AMOUNT
Basic EPS:
Income available to common stockholders.....................         $    1,016                12,150            $     0.08
                                                                                                                 ==========
Stock options...............................................                  -                 1,633
                                                                     ----------            ----------

Diluted EPS:
Income available to common stockholders plus assumed
   conversions..............................................         $    1,016                13,783            $     0.07
                                                                     ==========            ==========            ==========
                                                                              NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                                              ------------------------------------
                                                                      INCOME                SHARES
                                                                   (NUMERATOR)          (DENOMINATOR)             AMOUNT
Basic EPS:
Income available to common stockholders.....................         $    4,069                15,099            $     0.27
                                                                                                                 ==========
Stock options...............................................                  -                 2,547
                                                                     ----------            ----------

Diluted EPS:
Income available to common stockholders plus assumed
   conversions..............................................         $    4,069                17,646            $     0.23
                                                                     ==========            ==========            ==========
                                                                              NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                                              ------------------------------------
                                                                      INCOME                SHARES
                                                                   (NUMERATOR)          (DENOMINATOR)             AMOUNT
Basic EPS:
Income available to common stockholders.....................         $    2,500                12,154            $     0.21
                                                                                                                 ==========
Stock options...............................................                  -                 1,494
                                                                     ----------            ----------

Diluted EPS:
Income available to common stockholders plus assumed
   conversions..............................................         $    2,500                13,648            $     0.18
                                                                     ==========            ==========            ==========

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

7.   COMPREHENSIVE INCOME (LOSS)
Total comprehensive income (loss) is determined as follows:

                                                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,               SEPTEMBER 30,
(IN THOUSANDS)                                                                 1999         1998            1999        1998
                                                                               ----         ----            ----        ----
Net income (loss)......................................................     $     (627)  $   1,293       $   3,321    $   3,325
Foreign currency translation adjustments...............................             13         146            (190)         166
                                                                             ---------   ---------       ----------   ---------
  Total comprehensive income (loss)....................................     $     (614)  $   1,439       $   3,131    $   3,491
                                                                            ===========  =========       =========    =========

PART 1  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We develop, manufacture and market research tools in kit form and provide other research products and services to corporate, academic and government entities. Our research kits simplify and improve gene cloning, gene expression and gene analysis techniques as well as other molecular biology activities. Substantially all of our revenue to date has come from the sale of these research kits and related products used by a variety of scientific researchers to conduct gene cloning, expression and analysis experiments. Our research kits are sold primarily in the United States, Europe and Japan. Our products are used for research purposes and their use is not regulated by the United States Food and Drug Administration or by any comparable international organization.

We manufacture the majority of our research kits and other products in our manufacturing facilities in Carlsbad and San Diego, California. In addition, we purchase products from third party manufacturers. We also assemble pre-cast gels and buffers in Frankfurt, Germany and have a manufacturing facility in Heidelberg, Germany for formulating and packaging fine chemicals.

The majority of our sales activities are conducted through a dedicated direct sales organization located in the United States and Europe. We also conduct marketing and distribution activities at our facilities in the United States and at a facility we own in the Netherlands. A small proportion of our sales are to international distributors who resell Invitrogen kits to researchers. These distributors are located in selected territories in Europe, as well as in Japan and other territories in Asia. We currently have no plans to establish a direct sales force in these territories, although we may choose in the future to establish a direct sales organization in additional territories.

We conduct research activities in the United States and business development activities in the United States and Europe. As part of these activities we actively seek to license intellectual property from academic, government and commercial institutions relating to gene cloning, expression and analysis technologies. To date, we have obtained over 85 licenses, which provide us with access to over 200 patents covering gene cloning, expression and analysis materials and techniques.

In June 1998, we began using our high-throughput cloning and expression technologies, which we market under the name Invitrogenomics. We are using this technology to rapidly clone and patent full-length genes which we are licensing and selling. In addition, we use our Invitrogenomics technology to provide gene cloning and expression services on a contract basis to pharmaceutical, biotechnology and agricultural companies. Invitrogenomics products and services have generated limited revenues to date.

Our revenues have increased significantly since our inception, and from 1994 to 1998, we have experienced compound annual revenue growth of 27%. The increase in our revenues has been due to several factors, including the continued growth of the market for gene cloning, expression and analysis kits, increasing market acceptance of our gene cloning, expression and analysis kits, our introduction of new research kits for gene cloning, expression and analysis, and the expansion of our direct sales and marketing efforts. We plan to continue to introduce new research kits, as we believe continued new product development and rapid product introduction is a critical competitive factor in the market for molecular biology research kits. In order to support increased levels of sales and to augment our long-term competitive position, we anticipate that we will continue to increase expenditures in sales and marketing, manufacturing and research and development.

We currently manufacture products for inventory and ship products shortly after the receipt of orders, and anticipate that we will do so in the future. Accordingly, we have not developed a significant backlog and do not anticipate we will develop a material backlog in the future.

We have acquired a significant number of patent rights from third parties as part of our business activities. These patent rights are used as a basis for the development of our research kits and Invitrogenomics technologies. We have historically paid and are obligated to pay in the future to such third parties royalties relating to sales of some of our research kits and selected services. Royalty expense is recognized as a cost of revenue as the related royalties are incurred.

On August 17, 1999 we completed our merger with NOVEX. The transaction has been accounted for as a pooling of interests and the consolidated financial statements have been restated for all periods prior to the merger to reflect the combined financial and operating results of Invitrogen and NOVEX.

In May 1998, NOVEX purchased the assets of the Serva product line from Boehringer Ingleheim Bioproducts Partnership in Heidelberg, Germany. Revenues, expenses and acquired assets relating to this product line are included in our consolidated financial statements from the date of acquisition.

We anticipate that our results of operations may fluctuate from quarter to quarter and will be difficult to predict. The timing and degree of fluctuation will depend upon several factors, including:

- Changes in customer research budgets which are influenced by the timing of their research and commercialization efforts and their receipt of government grants;

-    Competitive product introductions;

- Our ability to successfully introduce or transition the market to new products;

-    Market acceptance of existing or new products;

-    Our ability to manufacture our products efficiently; and

- Our ability to control or adjust research and development, marketing, sales and general and administrative expenses in response to changes in revenues.

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

                              RESULTS OF OPERATIONS

REVENUES. Revenues for the three months ended September 30 increased $3.0 million, or 21%, from $14.5 million in 1998 to $17.5 million for 1999. For these same periods, revenues in North America increased $2.3 million, or 25%, from $9.5 million to $11.8 million, and revenues outside of North America increased $0.7 million, or 13%, from $5.0 million to $5.7 million. For the three months ended September 30, 1998 the results indicate unusually high sales of Serva products as customers delayed purchases until after the acquisition of the product line by NOVEX in May 1998. As a result, Serva product line revenues declined $0.4 million, or 30%, for the three months ended September 30, 1999 compared to the same period in 1998. Excluding the Serva product line revenues for the three months ended September 30, worldwide revenues increased $3.4 million, or 26% from $13.2 million in 1998 to $16.6 million in 1999 and revenues outside North America increased $1.0 million, or 27% from $3.8 million in 1998 to $4.8 million in 1999.

For the nine months ended September 30, revenues increased $12.1 million, or 31%, from $39.2 million in 1998 to $51.3 million in 1999. Revenues in North America increased $7.4 million, or 28%, from $26.5 million in 1998 to $33.9 million in 1999 and revenues outside of North America increased $4.7 million, or 37%, from $12.7 million in 1998 to $17.4 million in 1999. Revenues for the nine months ended September 30, 1998 include only four months of Serva product line revenues because the acquisition of Serva occurred at the end of May 1998. Excluding the Serva product line revenues for the nine months ended September 30, worldwide revenues increased $10.7 million, or 29% from $37.6 million in 1998 to $48.3 million in 1999 and revenues outside North America increased $3.3 million, or 30% from $11.0 million in 1998 to $14.3 million in 1999.

The overall increase in revenues for the three and nine months ended September 30, 1999 was primarily attributable to continued market growth for gene cloning, expression and analysis kits and increased market penetration of our gene cloning, expression and analysis product lines. We expect that future revenues will be affected by new product introductions, competitive conditions, customer research budgets, and the rate of expansion of our customer base.

GROSS MARGIN. Gross margin as a percentage of revenues for the three months ended September 30, 1999 increased to 66.4% from 62.6% for the same period in 1998. This improvement resulted from general price increases, higher grant revenue and lower shipping costs.

For the nine months ended September 30, gross margin increased from 65.0% in 1998 to 66.0% in 1999. The increase resulted from the improvements discussed above.

We believe that gross margin for future periods could be affected by sale volumes, competitive conditions, royalty payments on licensed technologies, and foreign exchange factors. Foreign currency fluctuations had a negligible impact during both periods. The functional currency of our Netherlands subsidiary, Invitrogen B.V., is the Netherlands Guilder (NLG) and for our German subsidiaries, NOVEX GmbH and Serva GmbH, is the Deutsche Mark. The translation from NLG and the Deutsche Mark to the U.S. Dollar for revenue and expenses is based on the average exchange rate during the period; large increases or decreases in the spread between currencies have affected and may continue to affect gross margin and reported income. All three European subsidiaries conduct their European business in the currencies of its significant customers. Exchange gains or losses arising from transactions denominated in these currencies are recorded using the actual exchange differences on the date of the transaction. Large increases or decreases in these currency fluctuations could also impact gross margin and reported profits.

SALES AND MARKETING. Sales and marketing expenses increased $0.5 million from $3.0 million for the three months ended September 30, 1998 to $3.5 million for the same period in 1999. As a percentage of revenues, sales and marketing expenses decreased from 21% to 20% for these periods as our revenue growth continued to outpace spending for sales and marketing.

For the nine months ended September 30, 1999, sales and marketing expenses increased $2.2 million from $8.3 million in 1998 to $10.5 million in 1999 and as a percentage of sales remained the same at 21% for both periods in 1999 and 1998.

We anticipate that sales and marketing expenses will comprise over 20% of revenues over the next few years as we continue the expansion of our field sales forces in both North America and Europe.

GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended September 30 increased $0.4 million from $1.9 million in 1998 to $2.3 million in 1999. As a percentage of revenues for the same periods, general and administrative expenses remained the same at 13%.

For the nine months ended September 30, 1999 general and administrative expenses increased $0.9 million from $5.8 million, or 15% of revenues, in 1998 to $6.7 million, or 13% of revenues in 1999.

The absolute increase resulted from the continued expansion of administrative resources to support our growth and requirements as a newly public company in 1999. The decline as a percentage of revenues occurred as a fixed portion of our general and administrative expenses was spread over a larger revenue base.

RESEARCH AND DEVELOPMENT. Research and development expenses increased $0.2 million from $2.3 million for the third quarter in 1998 to $2.5 million in 1999. As a percentage of revenues, research and development expenses decreased from 16% in 1998 to 15% in 1999.

For the nine months ended September 30, 1999, research and development expenses increased $1.0 million to $7.4 million, or 15% of revenues, from $6.4 million for the same period in 1998, or 16% of revenues. The absolute increase resulted from increased costs associated with the expansion of research and business development competencies in our core gene cloning, expression and analysis business.

OTHER INCOME (EXPENSE). Other income increased $0.3 million from $0.2 million for the three months ended September 30, 1998 to $0.5 million for the same period in 1999. The increase was mainly attributable to higher interest and other income, resulting primarily from the larger balances of cash and investments during the period.

For the nine months ended September 30, other income increased $0.5 million from $0.2 million in 1998 to $0.7 million in 1999. The increase in other income was attributable to higher interest income partially offset by higher foreign currency transaction costs.

PROVISION FOR INCOME TAXES. Our effective tax rate increased from 36% for the nine months ended September 30, 1998 to 39% for the same period in 1999. The increase in our effective tax rate resulted from certain merger related costs incurred in August 1999 that are not deductible for tax purposes. Including these non-deductible items, we anticipate that our effective tax rate for 1999 will be approximately 38%.

LIQUIDITY AND CAPITAL RESOURCES

Net cash from operating activities generated $5.5 million during the first nine months of 1999. Net cash generated from financing activities totaled $30.3 million and represents $49.4 million in net proceeds from the sale of common stock in our initial public offering and from stock option exercises, reduced by $17.1 million that was used to redeem preferred and non-voting common stock and pay accrued dividends and $2.0 million that was used to pay off debt acquired in the NOVEX merger. Capital expenditures and payments for intangible assets for the first nine months of 1999 totaled $2.3 million and $1.1 million, respectively.

In August 1999 we completed our merger with NOVEX. As consideration for the merger, we issued 2,530,124 shares of our common stock for all of the outstanding common stock of NOVEX and assumed the outstanding options of NOVEX which were converted into options to purchase 469,678 shares of our common stock. Costs incurred as a result of the merger and related integration are expected to be $4.4 million and are subject to change. These costs were expensed in August 1999, after the merger was completed.

As of September 30, 1999 we had cash, cash equivalents and short-term investments totaling $39.0 million and working capital of $45.6 million. Our funds are currently invested in U.S. Treasury and government agency obligations, and dividend-bearing securities. With the cash available from our initial public offering we reduced our available line of credit from $10.0 million to $3.0 million in June 1999. This line of credit expires in October 2001, and at September 30, 1999 no amounts were outstanding. In August 1999 we assumed NOVEX's $1.2 million line of credit facility, which expires in August 2000. At September 30, 1999 no amounts were outstanding under this line of credit.

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


CURRENCY HEDGING AND FOREIGN CURRENCY TRANSLATION

We conduct business transactions with our subsidiary in the Netherlands and with our foreign distributors, including those in Asia, in U.S. Dollars. Transactions with the German subsidiaries are denominated in foreign currencies. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts with respect to transactions with our German subsidiaries or transactions with our European customers. However, in the normal course of business, Invitrogen B.V. from time to time purchases exchange-traded put options on U.S. Dollars and U.K. Pounds Sterling to mitigate foreign currency exposure. At September 30, 1999 outstanding options totaled $0.3 million and mature on various dates through December 1999.

NLG is the functional currency for Invitrogen B.V. and the Deutsche Mark is the functional currency for NOVEX GmbH and Serva GmbH. The translation from NLG and the Deutsche Mark to the U.S. Dollar for balance sheet accounts is done using the current exchange rate in effect at the balance sheet date and for revenue and expense accounts using the average exchange rate during the period. The effects of translation are recorded as a separate component of stockholder's equity. Invitrogen B.V., NOVEX GmbH and Serva GmbH conduct their business with significant customers in their local European currencies; exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date of the transaction and are included in the Consolidated Statements of Income in the respective period incurred.


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

We believe our existing manufacturing, financial and accounting systems will be year 2000 compliant prior to January 1, 2000, meaning that they will be capable of distinguishing 21st century dates from 20th century dates. We are in the process of replacing a portion of our existing computer system with new hardware and software that will also be year 2000 compliant and expect to complete this process in the fourth quarter of 1999.

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

If we discover year 2000 errors or defects in our internal systems, we may have to spend substantial amounts in making repairs. These errors may result in the temporary failure of our manufacturing, accounting and financial systems, which in turn would delay the taking and processing of orders for a minimum of 3-5 days.

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

Companies operating in or conducting business in EEC member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling the existing currencies, as well as the Euro. We are still assessing the impact that the Euro will have on our internal systems and products. We believe that our enterprise-wide financial and manufacturing information systems will be Euro compliant by January 1, 2000. However, we have not determined the costs related to any problems that may arise in the future. Any such problems may materially adversely affect our business, operating results and financial condition.


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

Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to, those listed below under "Risk Factors That May Affect Future Results" as well as other risks and uncertainties detailed in our Registration Statement, as amended, filed with the Securities and Exchange Commission on October 22, 1999.

The above Management's Discussion and Analysis should be read in conjunction with the consolidated financial statements and notes thereto included in Invitrogen's Prospectus, as amended, filed with the Securities and Exchange Commission on October 22, 1999.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

FAILURE TO SUCCESSFULLY INTEGRATE NOVEX INTO OUR OPERATIONS COULD REDUCE OUR
  PROFITABILITY

    We closed our merger with NOVEX on August 17, 1999. NOVEX is now a wholly-owned subsidiary of Invitrogen. Integrating the two companies' operations is ongoing and will require significant efforts from each company, including the coordination of research and development and sales and marketing efforts. Invitrogen may find it difficult to integrate the operations of NOVEX. Personnel may leave or be terminated because of the merger. We recently reduced the size of our U.S. workforce by approximately 14% in connection with the integration of the two companies. Also David E. McCarty, former President and Chief Executive Officer of NOVEX, former Executive Vice President of Invitrogen and a selling stockholder, is no longer our employee but continues as a director of Invitrogen. Such employee resignations or terminations may require us to make severance or other payments and may result in related litigation. Four former employees of NOVEX, including Mr. McCarty and Sheldon Engelhorn, a former Executive Vice President of NOVEX and a selling stockholder in this offering, have retained counsel and threatened to take legal actions against us arising out of the termination of their employment. These former employees allege fraud and wrongful termination in connection with the termination of their employment following the merger between Invitrogen and NOVEX and the reduction of our U.S. workforce. These former employees have indicated that their damages would include lost earnings, severance and the value of unvested stock options which they lost as a result of the termination of their employment. Mr. McCarty has requested arbitration of his claims. Although no formal legal action has been filed and no other specific demands have been made, actions may be filed against us in the future. Additionally, other former employees could assert similar or other claims arising out of the termination of their employment. We are currently evaluating all such claims and no assurances can be given as to the outcome of any resulting litigation.

    NOVEX customers, distributors or suppliers may terminate their arrangements with NOVEX, or demand amended terms to these arrangements, because of the merger. Invitrogen management may have their attention diverted while trying to integrate the two companies. Such diversion of management's attention or difficulties in the transition process could have a material adverse impact on us. If we are not able to successfully integrate the operations of NOVEX, our expectations of future results of operations may not be met. Factors which will determine the success of the merger include:

    - Changes in the favorable market reaction to NOVEX's and Invitrogen's significant products;

    - Competitive factors, including technological advances attained by competitors and patents granted to or contested by competitors, which would result in their ability to compete against us more effectively;

    - The ability of the combined company to increase sales of both NOVEX and Invitrogen products; and

    - The ability of the combined company to operate efficiently and achieve cost savings.

    Even if the two companies are able to integrate operations, there can be no assurance that the anticipated synergies will be achieved. The failure to achieve such synergies could have a material adverse effect on the business, results of operations and financial condition of the combined company.

FAILURE TO MANAGE GROWTH COULD IMPAIR OUR BUSINESS

    Our business has grown rapidly. Our net revenues increased from $32.6 million in 1996 to $53.7 million in 1998. During that same period we significantly expanded our operations in the United

States and in Europe. The number of our employees has increased from approximately 220 at December 31, 1996 to approximately 380 at September 30, 1999.

    It is very difficult to manage this rapid growth, and our future success depends on our ability to implement:

    - Research and product development;

    - Sales and marketing programs;

    - Customer support programs;

    - Operational and financial control systems; and

    - Recruiting and training of new personnel.

    Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures and to expand and train our work force worldwide.

    We are in the process of upgrading and integrating our enterprise-wide financial and manufacturing information system. If we fail to successfully complete this process we could experience manufacturing and shipping delays which, in turn, could cause increased manufacturing costs and deferred or lost sales.

    We have developed a high-throughput gene cloning and expression system by scaling up our TOPO TA Cloning technology. We are commercializing this technology under the name Invitrogenomics. Our future business growth depends in part on the success of our Invitrogenomics products and services. In order to succeed in this business we may need to hire additional senior managers. Moreover, operation of Invitrogenomics may present unfamiliar management challenges that we might not successfully address. We may not be able to locate or hire the necessary managers or successfully address the potentially unfamiliar management issues that may occur in Invitrogenomics or other areas of our business.

    We recently merged with NOVEX, requiring additional investments in operations, product research and development and sales and marketing which are significant expenses. Failure to successfully manage and coordinate the growth of the combined company could adversely impact our revenue and profits.

REDUCTION IN RESEARCH AND DEVELOPMENT BUDGETS AND GOVERNMENT FUNDING MAY IMPACT
  SALES

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

    In recent years, the United States pharmaceutical industry has undergone substantial downsizing and consolidation. Further mergers or corporate consolidations in the pharmaceutical industry could cause us to lose existing customers and potential future customers, which could have a material adverse effect on our business, financial condition and results of operations.

    A significant portion of our sales have been to researchers, universities, government laboratories and private foundations whose funding is dependent upon grants from government agencies such as the U.S. National Institutes of Health and similar domestic and international agencies. Also, a portion of our direct revenues comes from NIH Small Business Innovation Research grant funds. Although the level of research funding has increased during the past several years, we cannot assure you that this trend will continue. Government funding of research and development is subject to the political process, which is inherently fluid and unpredictable. Our revenues may be adversely affected if our customers delay purchases as a result of uncertainties surrounding the approval of government budget proposals. Also, government proposals to reduce or eliminate budgetary deficits have sometimes included reduced allocations to the NIH and other government agencies that fund research and development activities. A reduction in government funding for the NIH or other government research agencies could seriously damage our business.

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

FAILURE TO LICENSE NEW TECHNOLOGIES COULD IMPAIR OUR NEW PRODUCT DEVELOPMENT

    Our business model of providing products to researchers working on a variety of genetic projects requires us to develop a wide spectrum of products. To generate broad product lines it is advantageous to sometimes license technologies from the scientific community at large rather than depending exclusively on our own employees. As a result, we believe our ability to in-license new technologies from third parties is and will continue to be critical to our ability to offer new products. Over 40% of our revenues are from products manufactured or sold under licenses from third parties.

    From time to time we are notified or become aware of patents held by third parties which are related to technologies we are selling or may sell in the future. After a review of these patents, we may decide to obtain a license for these technologies from such third parties. We are currently in the process of negotiating several such licenses and expect that we will also negotiate these types of licenses in the future. There can be no assurances that we will be able to negotiate such licenses on favorable terms, or at all.

    Our ability to gain access to technologies needed for new products and services depends in part on our ability to convince inventors that we can successfully commercialize their inventions. We cannot assure you that we will be able to continue to identify new technologies developed by others. Even if we are able to identify new technologies of interest, we may not be able to negotiate a license on favorable terms, or at all.

LOSS OF LICENSES COULD HURT OUR PERFORMANCE

    Some of our licenses do not run for the length of the underlying patent. We may not be able to renew our existing licenses on favorable terms, or at all. If we lose the rights to a patented technology, we may need to stop selling certain of our products or redesign our products or lose a competitive advantage. Potential competitors could in-license technologies that we fail to license and potentially erode our market share for certain products.

    Our licenses typically subject us to various commercialization, sublicensing and other obligations. If we fail to comply with these requirements we could lose important rights under a license, such as the right to exclusivity in a certain market. In some cases, we could also lose all rights under a license. In addition, certain rights granted under the license could be lost for reasons out of our control. For example, the licensor could lose patent protection for a number of reasons, including invalidity of the licensed patent. We typically do not receive significant indemnification from a licensor against third party claims of intellectual property infringement. See "Business--Technology Licensing" regarding our current licenses.

OUR MARKET SHARE DEPENDS ON NEW PRODUCT INTRODUCTIONS AND ACCEPTANCE

    The market for our products and services is only about fifteen years old. Rapid technological change and frequent new product introductions are typical for the market. For example, prepackaged kits to perform research in particular cell lines and already-isolated genetic material are only now coming into widespread use among researchers. Our future success will depend in part on continuous, timely development and introduction of new products that address evolving market requirements. We believe successful new product introductions provide a significant competitive advantage because customers make an investment of time in selecting and learning to use a new product, and are reluctant to switch thereafter. To the extent we fail to introduce new and innovative products, we may lose market share to our competitors, which will be difficult or impossible to regain. An inability, for technological or other reasons, to successfully develop and introduce new products could reduce our growth rate or damage our business.

    We have made a substantial investment in developing the technology underlying Invitrogenomics products and services. The products portion of Invitrogenomics was launched commercially in 1998, and has not achieved significant revenues. We cannot be sure that Invitrogenomics will achieve any commercial success or that revenues will equal or exceed the cost of our investment.

    In the past we have experienced, and are likely to experience in the future, delays in the development and introduction of products. We cannot assure you that we will keep pace with the rapid rate of change in life sciences research, or that our new products will adequately meet the requirements of the marketplace or achieve market acceptance. Some of the factors affecting market acceptance of new products include:

    - Availability, quality and price relative to competitive products;

    - The timing of introduction of the product relative to competitive products;

    - Scientists' opinion of the product's utility;

    - Citation of the product in published research; and

    - General trends in life sciences research.

The expenses or losses associated with unsuccessful product development activities or lack of market acceptance of our new products could materially adversely affect our business, operating results and financial condition.

LOSS OF KEY PERSONNEL COULD HURT OUR BUSINESS

    Our products and services are highly technical in nature. In general only highly qualified and trained scientists have the necessary skills to develop and market our products and provide our services. We face intense competition for these professionals from our competitors and our customers, marketing partners and companies throughout our industry. Any failure on our part to hire, train and retain a sufficient number of qualified professionals would seriously damage our business. We do not generally enter into employment agreements requiring these employees to continue in our employment for any period of time. See "Management."

COMPETITION IN THE LIFE SCIENCES RESEARCH MARKET COULD REDUCE SALES

    The markets for our products are very competitive and price sensitive. Many other life sciences research product suppliers have greater financial, operational, sales and marketing resources, and more experience in research and development than we do. These and other companies may have developed or could in the future develop new technologies that compete with our products or even render our products obsolete. If a competitor develops superior technology or cost-effective alternatives to our kits and other products, our business, operating results and financial condition could be materially adversely affected.

    The market for our electrophoresis products is also subject to specific competitive risks. The recent sale by FMC of its BioProducts division to a competitor of NOVEX may result in additional market and pricing pressure on our products. Further, NOVEX recently increased its prices, which may be met with customer resistance and could give competing companies an additional opening into our markets. The gel electrophoresis market is highly price competitive. Our competitors have in the past and may in the future compete by lowering prices on certain products. In certain cases, we may respond by lowering our prices which would reduce revenues and profits. Conversely, failure to anticipate and respond to price competition may hurt our market share.

    We believe that customers in our markets display a significant amount of loyalty to their initial supplier of a particular product. Therefore, it may be difficult to generate sales to customers who have purchased products from competitors. To the extent we are unable to be the first to develop and supply new products, our competitive position will suffer. See "Business--Competition" for more information.

DISTRIBUTORS MAY FORCE US TO USE MORE EXPENSIVE MARKETING AND DISTRIBUTION
  CHANNELS

    Certain of our customers have developed purchasing initiatives to reduce the number of vendors they purchase from in order to lower their supply costs. In some cases these accounts have established agreements with large distributors, which include discounts and the distributors' direct involvement with the purchasing process. These activities may force us to supply the large distributors with our products at a discount to reach those customers. For similar reasons many larger customers, including the federal government, have requested and may in the future request special pricing arrangements, including blanket purchase agreements. These agreements may limit our pricing flexibility, especially with respect to our electrophoresis products, which could adversely impact our business, financial condition and results of operations. Currently we do not have the capability to accept and process orders through our website. Accordingly, we may implement sales through Internet vendors. Internet sales through third parties may negatively impact our gross margins as the commission paid on Internet sales would be an additional cost not incurred through the use of non-Internet vendors.

WE RELY ON THIRD-PARTY MANUFACTURERS TO MANUFACTURE SOME OF OUR PRODUCTS AND
  COMPONENTS

    We rely on third-party manufacturers to supply many of our raw materials, product components and in some cases, entire products. In particular, we purchase all of the cassettes used in our electrophoresis pre-cast gels from a single third-party manufacturer. Also, we recently contracted with an outside vendor for the production of our PowerEase instrument products. Manufacturing problems may occur with these and other outside sources. If such problems occur, there can be no assurance that we will be able to manufacture our products profitably or on time.

INTERNATIONAL UNREST OR FOREIGN CURRENCY FLUCTUATIONS COULD ADVERSELY AFFECT OUR
  RESULTS

    Including subsidiaries and distributors, our products are currently marketed in over 30 countries throughout the world. Our international revenues, which include revenues from our Netherlands and Germany subsidiaries and export sales, represented 35% of our product revenues in 1998, 29% in 1997 and 25% in 1996. We expect that international revenues will continue to account for a significant percentage of our revenues for the foreseeable future, in part because we intend to expand our international operations.

    There are a number of risks arising from our international business, including:

    - General economic and political conditions in the markets in which we operate;

    - Potential increased costs associated with overlapping tax structures;

    - Potential trade restrictions and exchange controls;

    - More limited protection for intellectual property rights in some countries;

    - Difficulties and costs associated with staffing and managing foreign operations;

    - Uncertain effects of the movement in Europe to a unified currency;

    - Slower growth in the European market before the unified currency is fully adopted;

    - Unexpected changes in regulatory requirements;

    - The difficulties of compliance with a wide variety of foreign laws and regulations;

    - Longer accounts receivable cycles in certain foreign countries; and

    - Import and export licensing requirements.

    A significant portion of our business is conducted in currencies other than the U.S. dollar, which is our reporting currency. We recognize foreign currency gains or losses arising from our operations in the period incurred. As a result, currency fluctuations among the U.S. dollar and the currencies in which we do business have caused and will continue to cause foreign currency transaction gains and losses. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates. We engage in foreign exchange hedging transactions to manage our foreign currency exposure, but we cannot assure you that our strategies will adequately protect our operating results from the effects of exchange rate fluctuations. For more information see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Currency Hedging and Foreign Currency Translation."

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

INABILITY TO PROTECT OUR TECHNOLOGIES COULD AFFECT OUR ABILITY TO COMPETE

    Our success depends to a significant degree upon our ability to develop proprietary products and technologies. However, we cannot assure you that patents will be granted on any of our patent applications. We also cannot assure you that the scope of any of our issued patents will be sufficiently broad to offer meaningful protection. We only have patents issued in selected countries. Therefore, third parties can make, use and sell products covered by our patents in any country in which we do not have patent protection. In addition, our issued patents or patents we license could be successfully challenged, invalidated or circumvented so that our patent rights would not create an effective competitive barrier. The right to use our products is given to our customers under label licenses that are for research purposes only. These licenses could be contested and no assurances can be made that we would either be aware of an unauthorized use or be able to enforce the restrictions in a cost-effective manner. See "Business--Patents and Proprietary Technologies" for more information regarding our existing and pending patents.

PUBLICITY OF TRADE SECRETS COULD AID OUR COMPETITORS

    We attempt to protect our trade secrets by entering into confidentiality agreements with third parties, employees and consultants. However, these agreements can be breached and, if they are, there may not be an adequate remedy available to us. If our trade secrets become known we may lose our competitive position.

INTELLECTUAL PROPERTY OR OTHER LITIGATION COULD HARM OUR BUSINESS

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

    If a third-party claimed an intellectual property right to technology we use, we might need to discontinue an important product or product line, alter our products and processes, pay license fees or cease certain activities. Although we might under these circumstances attempt to obtain a license to such intellectual property, we may not be able to do so on favorable terms, or at all.

    In addition to intellectual property litigation, other substantial, complex or extended litigation could result in large expenditures by us and distraction of our management. For example, lawsuits by employees, stockholders, collaborators or distributors could be very costly and substantially disrupt our business. Disputes from time to time with such companies or individuals are not uncommon and we cannot assure you that we will always be able to resolve them out of court.

ACCIDENTS RELATED TO HAZARDOUS MATERIALS COULD ADVERSELY AFFECT OUR BUSINESS

    Portions of our operations require the controlled use of hazardous and radioactive materials. Although we believe our safety procedures comply with the standards prescribed by federal, state and local regulations, the risk of accidental contamination of property or injury to individuals from these materials cannot be completely eliminated. In the event of such an accident, we could be liable for any damages that result, which could seriously damage our business. Additionally, any accident could partially or completely shut down our research and manufacturing facilities and operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      A special meeting of stockholders was held on August 16, 1999.

(b)      Not applicable.

(c) The proposal to approve and adopt the merger agreement, dated as of June 14, 1999, among Invitrogen Corporation, a Delaware corporation, Invo Merger Corporation, a California corporation and a wholly owned subsidiary of Invitrogen, and NOVEX, a California corporation, pursuant to which, among other things (a) Invo Merger Corporation would be merged with and into NOVEX, and NOVEX would become a wholly owned subsidiary of Invitrogen (b) each outstanding share of common stock of NOVEX would be converted into the right to receive from Invitrogen a fraction of a share of Invitrogen common stock which would be newly issued by Invitrogen and (c) each outstanding option to purchase a share of common stock of NOVEX would be converted into a right to purchase a fraction of a share of Invitrogen common stock was approved by 12,220,479 affirmative votes vs. 1,640 negative votes vs. 220 abstentions vs. zero broker non-votes;

         The proposal to amend Invitrogen's 1997 Stock Option Plan to increase the number of shares reserved for issuance under the plan by 1,000,000 shares (subject to adjustments specified in the plan) for a total of 5,485,479 shares of common stock was approved by 11,078,200 affirmative votes vs. 1,139644 negative votes vs. 4,495 abstentions vs. zero broker non-votes.

(d)      Not applicable.


ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report:

         *3.1  Restated Certificate of Incorporation of the Company, as
                 amended
         *3.2  Amended and Restated Bylaws of the Company
         *4.1  Specimen Common Stock Certificate
        *10.1  Form of Indemnification Agreement for directors and executive officers
        *10.2  1995 Stock Option Plan and forms of Incentive Stock Option
                 Agreement and Nonstatutory Stock Option Agreement thereunder
        *10.3  1997 Stock Option Plan, as amended, and forms of Incentive
                 Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder
        *10.4  1998 Employee Stock Purchase Plan and form of subscription agreement thereunder
        *10.5 Patent License Agreement, effective as of July 1, 1998, among F. Hoffmann-La Roche Ltd, Roche Molecular Systems, Inc. and Invitrogen Corporation
        *10.6  License Agreement, dated May 10, 1990, between Molecular
                 Chimerics Corporation and Invitrogen Corporation
        *10.7  Purchase Agreement, effective July 1, 1994, between Cayla and Invitrogen, as amended
        *10.8  License Agreement, dated January 22, 1997, between
                 Sloan-Kettering Institute for Cancer Research and
                 Invitrogen
        *10.9  Lease, dated November 1, 1995, as amended, between CRC and
                 Invitrogen
       *10.10  Stock Purchase and Stockholders Agreement dated June 20,
                 1997 among Invitrogen, Lyle C. Turner, Joseph Fernandez, TA/Advent VIII L.P., Advent Atlantic and Pacific III, L.P. and TA Venture Investors L.P.
       *10.11  Stock Purchase Agreement dated November 3, 1998, between
                 MorphaGen, Inc., Heidi Short and Invitrogen Corporation *10.12 Employment Agreement between Theodore De Frank and
                 Invitrogen dated September 28, 1995
      **10.13  Assignment of Intellectual Property Conditional on Payment
                 Dated as of May 31, 1999, by and between Molecular Biology Resources and Invitrogen Corporation.
      **10.14  Agreement and Plan of Merger, dated as of June 14, 1999, among Invitrogen Corporation, INVO Merger Corporation and
                 NOVEX.
     ***10.15  1996 NOVEX Stock Option/Stock Issuance Plan and forms of
                 Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder.
     ***10.16  1998 NOVEX Stock Option/Stock Issuance Plan and forms of
                 Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder.
     ***10.17  Employment Agreement between NOVEX and David E. McCarty dated July 22, 1997, assumed by Invitrogen on August 17,
                 1999.
     ***10.18 Promissory Note from Lyle C. Turner dated December 1998. ***10.19 Novel Experimental Technology 401(k) Employee Ownership Plan
                 and Trust Agreement, dated April 1, 1997, as amended. ***10.20 Invitrogen Corporation Employee Stock Ownership Plan, dated
                 January 1, 1996.
        27.01  Financial Data Schedule

------------------------
         * Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File NO. 333-68665)
         ** Incorporated by reference to the Registrant's Registration Statement on Form S-4 (File NO. 333-82593)
         *** Incorporated by reference to the Registrant's Registration Statement on Form S-1/A (File No. 333-87085).

(b) A Form 8-K dated August 17, 1999 was filed on August 31, 1999 to report the completion of the merger agreement between Invitrogen Corporation and NOVEX. A Form 8-K/A dated September 14, 1999 was filed on September 14, 1999 to report the following financial statements:

         NOVEX audited (i) Consolidated Balance Sheets as of March 31, 1999 and 1998; (ii) Consolidated Statements of Income for the years ended March 31, 1999, 1998 and 1997; (iii) Consolidated Statements of Stockholders' Equity for the years ended March 31, 1999, 1998 and 1997; (iv) Consolidated Statements of Cash Flows for the years ended March 31, 1999, 1998 and 1997; and related Notes to Consolidated Financial Statements.

         NOVEX unaudited (i) Consolidated Balance Sheet as of June 30, 1999;
         (ii) Consolidated Statements of Income for the three months ended June 30, 1999 and 1998; and (iii) Consolidated Statements of Cash Flows for the three months ended June 30, 1999 and 1998.

         Invitrogen Corporation and NOVEX Unaudited Pro Forma (i) Combined Balance Sheet as of June 30, 1999; (ii) Combined Statements of Income for the six months ended June 30, 1999 and 1998 and for the years ended December 31, 1998, 1997 and 1996; and (iii) related Notes to Combined Financial Statements.

                                   SIGNATURES
         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         INVITROGEN CORPORATION

Date:  October 22, 1999                  By:      /s/ James R. Glynn
       -----------------------------              ----------------------------
                                                  James R. Glynn
                                                  Executive Vice President and
                                                  Chief Financial Officer