Form 10-K405
period 1999-12-31
INVITROGEN CORP
filed 2000-03-14
CIK 1073431

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _________________.

                         COMMISSION FILE NUMBER ________

                                   -----------

                             INVITROGEN CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                                33-0373077
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No.)


                               1600 FARADAY AVENUE
                           CARLSBAD, CALIFORNIA 92008
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code: 760-603-7200

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock $.01 Par Value

                                   -----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ or No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant as of February 29, 2000 was $1,541,755,988 based on the last reported sale price of $84.50 per share on February 29, 2000.

     The number of outstanding shares of the registrant's common stock as of February 29, 2000 was 23,040,997.

     DOCUMENTS INCORPORATED BY REFERENCE: Certain information called for by
Part III of the Form 10-K will either be filed with the Commission under Regulation 14A under the Securities Exchange Act of 1934 or by amendment to this Form 10-K, in either case on or before April 30, 2000.

                                     INVITROGEN CORPORATION
                                   Annual Report on Form 10-K
                              for the Year Ended December 31, 1999

                                        TABLE OF CONTENTS

PART I
      Item 1.         Business...........................................................................................      1
      Item 2.         Properties.........................................................................................     20
      Item 3.         Legal Proceedings..................................................................................     21
      Item 4.         Submission of Matters to a Vote of Security Holders................................................     21
PART  II
      Item 5.         Market for Registrant's Common Equity and Related Stockholder Matters..............................     21
      Item 6.         Selected Financial Data............................................................................     21
      Item 7.         Management's Discussion and Analysis of Financial Condition and Results of Operations..............     22
      Item 7A.        Quantitative and Qualitative Disclosures About Market Risk.........................................     27
      Item 8.         Financial Statements and Supplementary Data........................................................    F-1
      Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............     28
PART  III
      Item 10.        Directors and Executive Officers of the Registrant.................................................     28
      Item 11.        Executive Compensation.............................................................................     28
      Item 12.        Security Ownership of Certain Beneficial Owners and Management.....................................     28
      Item 13.        Certain Relationships and Related Transactions.....................................................     28

                                  FORWARD-LOOKING STATEMENTS

           This Annual Report on Form 10-K contains certain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for these types of statements. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "project," and "continue" or similar words. You should read statements that contain these words carefully because they:

           Discuss our future expectations;

           Contain projections of our future results of operations or of our financial condition; and

           State other "forward-looking" information.

           We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. Forward-looking statements are subject to risks and uncertainties which include those listed in this Form 10-K and other risks identified from time to time in our filings with the Securities and Exchange Commission
      (SEC), press releases and other communications. Because of these risks and uncertainties, our actual results may differ materially from the expectation we describe in our forward-looking statements

                                   TRADEMARKS

           The Invitrogen logo, Discovery Line-TM-, DNA DipStick-TM-, Echo-TM-, Gene Pool-TM-, Hybrid Hunter-TM-, Micro-FastTrack-TM-, Northern Territory-TM- and Zero Background-TM- are trademarks of Invitrogen. MaxBac-Registered Trademark-, FastTrack-Registered Trademark-, GeneStorm-Registered Trademark-, One Shot-Registered Trademark-, TA Cloning-Registered Trademark-, TOPO-Registered Trademark- and Zero Blunt-Registered Trademark- are Invitrogen trademarks which have been registered with the United States Patent and Trademark Office. Invitrogenomics-TM-, Morphagen-TM- and Morphatides-TM- are trademarks of Invitrogen for which registration applications have been filed with the United States Patent and Trademark Office.

           XCell II-TM-, BlueHorizon-TM- and Mark12-TM- are trademarks of NOVEX. NOVEX-Registered Trademark-, Serva-Registered Trademark-, QuickPoint-Registered Trademark-, NuPAGE-Registered Trademark-, PowerEase-Registered Trademark-, SeeBlue-Registered Trademark-, MultiMark-Registered Trademark- and SilverXpress-Registered Trademark-are trademarks of NOVEX which have been registered with the United States Patent and Trademark Office. WesternBreeze-TM- is a trademark of NOVEX for which an application for registration has been filed with the United States Patent and Trademark Office.

     IN THIS FORM 10-K, UNLESS THE CONTEXT REQUIRES OTHERWISE, "COMPANY," "WE," "OUR," AND "US" MEANS INVITROGEN CORPORATION AND ITS SUBSIDIARIES EXCEPT RESEARCH GENETICS, INC.

                                     PART I

ITEM 1-BUSINESS

FORMATION OF THE COMPANY AND SUBSEQUENT TRANSACTIONS

     Invitrogen Corporation is incorporated in the state of Delaware and has its principal offices in Carlsbad, California. We are a leading provider of research kits which simplify and improve genetic and other molecular biology research. We develop, manufacture and market research tools in kit form and provide other research products and services to corporate, academic and governmental entities. We began operations as a California partnership in 1987 and incorporated in 1989 in the state of California. In 1997 we reincorporated in Delaware.

     In August 1999, Invitrogen merged with NOVEX, a developer and manufacturer of pre-cast electrophoresis gels and associated products for gene and protein analysis. As consideration for the merger we issued 2,530,124 shares of our common stock and assumed options which were converted into options to purchase 469,678 shares of our common stock. Invitrogen merged with NOVEX because we believe that NOVEX's pre-cast gel electrophoresis product lines are highly complementary with Invitrogen's product lines. In connection with the integration of NOVEX, we reduced the size of our U.S. workforce by approximately 14%. We have recently announced the closing of our Frankfurt, Germany manufacturing facility which was acquired as part of the NOVEX merger. We believe this facility represents excess capacity, and expect its closure to be complete on or about March 31, 2000.

     On February 2, 2000 we completed our merger with Research Genetics, Inc. As consideration for the merger, we issued 3,200,000 shares of our common stock for all of the capital stock of Research Genetics. Upon their employment by Invitrogen's subsidiary, we also issued options to purchase 750,000 shares of our common stock to employees of Research Genetics. Research Genetics is located in Huntsville, Alabama and continues to operate there as our subsidiary.

     Research Genetics is a leading supplier of products and services for functional genomics and gene-based drug discovery research. Research Genetics' product lines include DNA microarrays and custom software for microarray data analysis, Polymerase Chain Reaction (PCR) primers that amplify all or a specific portion of selected genes, genetic markers that are used to locate disease genes, various genomic and cDNA libraries, and custom-made DNA. Research Genetics currently offers microarrays of 30,000 different human genes, one of the world's largest collections of commercially available, sequence-validated clones.

     Unless otherwise noted, we have not included the operations of Research Genetics in this report because the merger was not completed in 1999.

OVERVIEW

     We develop, manufacture and market research tools in kit form and provide other research products and services to corporate, academic and government entities. Our research kits simplify and improve gene cloning, gene expression and gene analysis techniques as well as other molecular biology activities. These techniques and activities are used to study how a cell is regulated by its genetic material, known as functional genomics, and to search for drugs that can treat diseases. Our kits and products allow researchers to perform these activities more accurately, efficiently and with greater reproducibility compared to conventional research methods. Our kits and products have made molecular biology research techniques more accessible to pharmaceutical, biotechnology, agricultural, government and academic researchers with backgrounds in a wide range of scientific disciplines. In 1998 we began marketing our "high-throughput" gene cloning and expression technology, which allows us to clone and expression-test genes on an industrial scale. We are utilizing this high-throughput technology to generate additional license, service and product opportunities. In addition, through our NOVEX product line we develop, manufacture and market research electrophoresis products in pre-cast form, which improves the speed, reliability and convenience of gel electrophoresis. Gel electrophoresis is a technique that is used as a tool to visualize the results of many different types of molecular biology experiments. As such, gel electrophoresis is integral to the majority of the molecular biology activities that our other kits and products address. In February 2000 we merged with Research Genetics, Inc., a leading supplier of products and services for functional genomics and gene-based drug discovery research. From 1995 through 1999, we experienced compound annual growth in revenue of 29% and in net income of 65% (excluding merger-related costs, net of tax).

     Based on independent market studies, in 1999 researchers spent over $1.6 billion on molecular biology products and supplies such as chemicals, reagents, enzymes and kits. Gene cloning, expression and analysis kits represent a rapidly emerging segment of the molecular biology product and supply market. Based on independent market studies, we project sales of gene cloning, expression and analysis kits to grow approximately 21% in 2000, compared to approximately 14% growth for the overall molecular biology product and supply market. We believe the gene cloning, expression and analysis kit market will continue to expand due to several factors, including:

     Increasing levels of government funding for the study of genetic material and molecular biology research;

     Increasing availability of new data from the Human Genome Project, a federally funded effort to sequence the human genome, and other genome sequencing projects;

     Proliferation of high-throughput molecular biology research techniques;
     and

     Increasing investment in commercial research activities.

     We offer approximately 700 kits and other products that researchers use to conduct key molecular biology research activities. Our kits and products make molecular biology techniques easier, faster and more accessible to an increasingly broad community of researchers. For example, as compared to conventional cloning methods, our proprietary cloning method, known as TOPO TA Cloning, reduces the time required for a key step in the gene cloning process from 12 hours to five minutes, reduces total experiment completion time from three to five days to one day and increases the cloning success rate from 50-60% to over 90%. Based on our 1998 sales of these kits, we estimate that researchers who used TOPO TA Cloning Kits in 1998 saved over seven million hours compared to standard cloning methods.

     In 1998 we developed a high-throughput gene cloning and expression system by scaling up our TOPO TA Cloning technology and automating much of the cloning and expression process. We are marketing this technology under the name Invitrogenomics. We are using this new technology to rapidly clone and patent collections of full-length genes, which we are licensing and selling. To date, we have assembled a collection of over 2,300 full-length cloned human genes that correctly express their specific proteins. In addition, we are using this technology to provide gene cloning and expression services on a contract basis to pharmaceutical, biotechnology and agricultural companies that wish to reduce the time and costs associated with identifying and validating new drug targets and developing novel therapeutics.

     We believe we have assembled one of the broadest portfolios of gene cloning, expression and analysis-related intellectual property in our industry. To date, we have obtained over 85 licenses, which provide us with access to over 200 patents and applications covering gene cloning, expression and analysis materials and techniques. In total, we own or control 35 issued and pending patents and applications. We believe our intellectual property portfolio has established us as a licensing partner of choice for corporate and academic researchers who wish to commercialize their gene cloning, gene expression and gene analysis-related discoveries. We believe our leadership position derives from our ability to rapidly enhance the value of the technologies we license by combining them with our existing products and licensed technologies.

PRODUCTS AND SERVICES

     We currently offer approximately 700 gene identification, cloning, expression and analysis products and services. The following table describes our top selling products, as well as the leading product lines in our key areas of focus:

------------------------------------------------------------------------------------
                                            GENE IDENTIFICATION PRODUCTS
------------------------------------------------------------------------------------
FastTrack 2.0 Kit                 This kit simplifies isolation of pure,
                                  full-length mRNA directly from cells or tissue
                                  in three hours, as opposed to the two days
                                  required for conventional methods.
------------------------------------------------------------------------------------
Micro-FastTrack                   Kit This kit is a modified version of the
                                  FastTrack Kit, optimized for improved results
                                  when isolating mRNA from small sample sizes.
------------------------------------------------------------------------------------
Discovery Line                    Northern Territory mRNA and total RNA
                                  blots, Gene Pool cDNA and Discovery Line mRNA,
                                  total RNA and premade cDNA libraries have been
                                  created from a variety of hard-to-obtain human
                                  normal, fetal and tumor tissue sources and are
                                  sold ready-to-use, enabling researchers not
                                  trained in these gene identification
                                  techniques to begin their studies with high
                                  quality materials.
------------------------------------------------------------------------------------






------------------------------------------------------------------------------------
                                                GENE CLONING PRODUCTS
------------------------------------------------------------------------------------
TA                                Cloning Kit This kit enables fast, efficient
                                  cloning of PCR products generated using TAQ
                                  polymerase, which is used by the majority of
                                  researchers, by eliminating intermediate steps
                                  required by conventional PCR cloning methods,
                                  like special PCR primers, modifying enzymes,
                                  DNA purification and restriction digestion.
------------------------------------------------------------------------------------
TOPO TA Cloning Kit               This improved version of the TA Cloning Kit
                                  utilizes topoisomerase in the ligation reaction,
                                  reducing the time required for this step from 12
                                  hours to only five minutes.
------------------------------------------------------------------------------------
Echo Cloning System               The Echo Cloning System utilizes recombination to
                                  enable researchers to clone DNA rapidly and
                                  simultaneously into multiple expression vectors,
                                  eliminating the repetitive subcloning and
                                  sequencing steps that would normally be required.
------------------------------------------------------------------------------------
Zero Blunt PCR Cloning Kit        This kit enables researchers to efficiently clone
                                  blunt-ended PCR products by employing a lethal
                                  gene that prevents bacterial growth unless the
                                  cloning reaction was successful.
------------------------------------------------------------------------------------
                                              GENE EXPRESSION PRODUCTS
------------------------------------------------------------------------------------
Expression Vectors                These kits comprise the world's
                                  largest collection of expression vectors for
                                  bacterial, yeast, insect and mammalian cells.
                                  Choices in each host type include various
                                  promoters, selectable markers, epitope tags
                                  and targeting sequences.
------------------------------------------------------------------------------------
MaxBac Baculovirus Expression     This complete kit provides researchers with all
System                            required components to perform System gene
                                  expression in insect cells (including vectors,
                                  cell lines, viral stocks, growth media,
                                  transfection reagents and protocols).
------------------------------------------------------------------------------------
Ecdysone-Inducible Mammalian      This system provides tightly controlled,
Expression System                 inducible expression in mammalian cells,
                                  Expression System allowing researchers to
                                  study the effects of a particular protein by
                                  turning on and off its expression as desired.
------------------------------------------------------------------------------------
                                               GENE ANALYSIS PRODUCTS
------------------------------------------------------------------------------------
GeneStorm Expression-Ready        Researchers can purchase the gene they wish to
Clones                            study, cloned into a quality vector and tested
                                  to verify that it expresses protein.
------------------------------------------------------------------------------------
Hybrid Hunter Systems             These systems are complete kits for the IN
                                  VIVO detection of protein-protein
                                  and protein-RNA interactions and have been
                                  designed to help reduce false positives.
------------------------------------------------------------------------------------
Pre-Cast NuPAGE Gels              NuPAGE gels can be used in place of Tris
                                  Glycine gels for protein electrophoresis.
                                  These patented gels provide superior
                                  resolution, run in half the time of
                                  conventional gels and have a one-year shelf
                                  life. In addition, NuPAGE gel stability allows
                                  ambient temperature shipping and room
                                  temperature storage.
------------------------------------------------------------------------------------
Pre-Cast Tris Glycine Gels        TG gels are available in 12 different
                                  percentages. These traditional Laemmli-type
                                  gels are used for SDS-PAGE. TG gels have a
                                  refrigerated shelf life of 3-4 months.
------------------------------------------------------------------------------------
Pre-Cast Isoelectric Focusing     NOVEX supplies pH 3-7 and pH 3-10 pre-cast
Gels                              IEF gels in the standard vertical 10cm x 10cm
                                  format as well as in a horizontal format,
                                  which allows up to 43 samples to be run
                                  simultaneously.
------------------------------------------------------------------------------------
Pre-Cast TBE Polyacrylamide Gels  Tris borate EDTA (TBE) gels are used to provide high-resolution separation of double-
                                  stranded DNA fragments such as PCR products.
                                  They are also widely used to conduct single-
                                  stranded conformational polymorphism (SSCP)
                                  studies to detect single point DNA mutations
                                  and gel mobility shift assays to characterize
                                  DNA-protein interactions.
------------------------------------------------------------------------------------
QuickPoint                        These ultra thin, polyacrylamide gels are used
                                  for the rapid separation of single-stranded
                                  DNA for sequencing. They run in only 15
                                  minutes, compared to three hours for
                                  conventional sequencing gels. QuickPoint gels
                                  are useful for analyzing the results of RNase
                                  Protection Assay experiments and for running
                                  short DNA sequences from site-directed
                                  mutagenesis and differential display
                                  experiments.
------------------------------------------------------------------------------------
WesternBreeze                     This complete kit provides all of the
                                  components required for western blotting. Kit
                                  components have been optimized to provide low
                                  background and high sensitivity.
------------------------------------------------------------------------------------
XCell II Mini-Cell and            This apparatus holds the gels and buffers
Blotting Apparatus                during electrophoresis and western blotting.
------------------------------------------------------------------------------------
Pre-Made Protein                  We make three protein standards used during
Standards                         electrophoresis to determine the approximate
                                  molecular weights of proteins in a sample.
                                  Mark12 is a ready-to-use protein standard
                                  that does not require dilution or pretreatment.
                                  SeeBlue is a broad range pre-mixed and
                                  pre-stained standard. MultiMark is a
                                  multi-colored standard that is particularly
                                  useful for western blotting. In addition, we
                                  make a liquid mix pI 3-10 IEF marker for
                                  determining the isoelectric point of proteins.
------------------------------------------------------------------------------------






------------------------------------------------------------------------------------
                                                  SUPPORT PRODUCTS
------------------------------------------------------------------------------------
One Shot INV(alpha)F, TOP10F      These three different bacterial strains are
and TOP10 Competent E. COLI       sold ready-to-use for cloning and expression
                                  experiments to transfer vectors into bacteria.
                                  They are packaged in convenient, single-use
                                  aliquots to prevent loss of efficiency caused
                                  by freeze-thaw cycles.
------------------------------------------------------------------------------------
Zeocin Antibiotic                 This antibiotic quickly and completely kills
                                  mammalian, yeast and bacterial cell lines,
                                  enabling researchers to eliminate all cells
                                  that do not contain vectors with the Sh ble
                                  antibiotic resistance gene.
------------------------------------------------------------------------------------
                                                  RESEARCH SERVICES
------------------------------------------------------------------------------------
Invitrogenomics                   Invitrogenomics services include a variety of
                                  functional genomics and molecular biological
                                  services, such as high-throughput gene cloning
                                  and gene expression.
------------------------------------------------------------------------------------

     GENE IDENTIFICATION PRODUCTS

     FASTTRACK 2.0 AND MICRO-FASTTRACK KITS. These kits provide researchers with all of the reagents needed to quickly isolate mRNA directly from cells, tissue or total RNA samples. The two products differ from one another in that the protocol and materials configuration of the Micro-FastTrack Kit have been optimized for isolation from small sample sizes. These kits contain all required buffers, oligo(dT) cellulose resin and spin columns.

     For each product, the researcher begins by placing the sample in lysis buffer to break open the cells. The inside material, or cell lysate, is applied to an oligo(dT) cellulose resin, which binds the mRNA. This resin is transferred to a spin column, then wash buffer is added and spun through the resin with a microcentrifuge to remove materials other than the mRNA. An elution buffer is then spun through the resin to remove the mRNA and complete the procedure.

     These products were the first to enable researchers to isolate mRNA directly from cells and tissue, eliminating the need to first isolate total RNA, which has reduced the time required from two days to three hours. The kits have also eliminated the use of hazardous chemicals like guanidinium isothiocyanate and the need for expensive equipment like ultracentrifuges.

     DISCOVERY LINE. One of the first steps for researchers performing gene identification studies is to isolate mRNA from a chosen sample. However, if the sample is of poor quality or the mRNA isolation done improperly, downstream experiments that rely on undegraded mRNA will not provide accurate results. We have recognized the absolute necessity for using quality materials and responded by providing researchers with Discovery Line mRNA and total RNA, Northern Territory mRNA and total RNA blots, Gene Pool cDNA and Discovery Line pre-made cDNA libraries. Isolations of mRNA and total RNA are performed from hard-to-obtain human normal, fetal and tumor tissue samples. The mRNA and total RNA are then sold ready-to-use or used to create ready-to-use Northern blots, cDNA for PCR and cDNA libraries. This enables researchers to use high quality materials and to study the similarities and differences between normal, fetal and cancerous tissues. These products save researchers time and effort because the upstream experiments required to prepare these materials as well as the failures caused by working with inferior materials are eliminated.

     GENE CLONING PRODUCTS

     TA CLONING KIT. This kit enables researchers to clone TAQ polymerase-generated PCR products quickly and efficiently. The kit contains prepared cloning vector, competent cells for transferring the vector into after the cloning reaction and all required buffers and enzyme for cloning.

     To clone with the TA Cloning Kit, researchers perform a normal PCR reaction, add a portion of it to a tube that contains TA Cloning vector and T4 DNA ligase in a ligation buffer, then incubate this ligation reaction for 10-12 hours, or overnight. This reaction is then added to a tube of competent bacteria, which are then plated onto an agar plate. The plates are incubated for a day to allow colonies to form. Colonies are then picked based on a color selection method. Positive colonies, or those that have incorporated PCR product, are white, while negatives are blue. DNA is then isolated from positive colonies to verify that the cloning was successful and to determine the orientation of the PCR product that inserted into the vector.

     The TA Cloning Kit is faster and more efficient than conventional PCR cloning techniques because it takes advantage of the single base A overhangs that are added automatically to PCR products by TAQ polymerase, the polymerase most frequently used for PCR, rather than relying on additional steps to remove these overhangs or to add sticky overhangs. Among these steps are the addition of extra bases to the PCR primers to add restriction sites, which makes these primers more expensive and less specific than normal primers, purification of the PCR products after they are generated, restriction digestion of the PCR products and inactivation of the restriction enzyme. Moreover, the restriction method requires that the entire sequence of PCR products be known prior to cloning. The TA Cloning Kit offers a better cloning efficiency than the restriction method, as well as providing blue/white color to indicate positive clones. Quality Control specifications for the TA Cloning Kit require that each manufactured lot achieve a minimum cloning efficiency of 90%, whereas the restriction method typically yields only 50-60%.

     We are the sole owner by assignment of U.S. and foreign patents on the TA Cloning method and materials.

     TOPO TA CLONING KIT. This kit is an improved version of the TA Cloning Kit. It contains prepared cloning vector, competent cells for transferring the vector into after the cloning reaction and all buffers required for cloning.

     TOPO TA Cloning is a combination of the TA Cloning method, which is described above, and a technology called TOPO Cloning. This method uses an enzyme called topoisomerase to mediate the ligation of PCR products into the cloning vector, rather than T4 DNA ligase. This reduces the ligation step to only five minutes, as opposed to a 12-hour or overnight ligation. TOPO TA Cloning, therefore, saves researchers a full day as they are able perform their ligation reaction and transform it into bacteria on the same day.

     We are the exclusive worldwide licensee to all rights in all fields to a patent granted to Sloan-Kettering Institute for Cancer Research for the TOPO Cloning method.

     ECHO CLONING SYSTEM. This system enables researchers to clone DNA rapidly and simultaneously into multiple expression vectors, eliminating the repetitive subcloning and sequencing steps that would normally be required when expression in a variety of hosts is desired. The system is available in a variety of configurations, depending on which expression vectors the researcher wants. The complete cloning and expression system contains an Echo-adapted TOPO TA Cloning vector, called a donor vector, competent cells for transferring the donor vector into after the cloning reaction and cloning buffer. It also contains the researcher's choice of an Echo-adapted bacterial, yeast, insect or mammalian expression vector, called an acceptor vector, recombinase protein, cells for transferring the recombination reaction into and recombination buffer. The donor and acceptor vectors, cells and recombinase are available in sets or can be purchased individually. In addition, researchers can add a recombination site to any other expression vector to create their own Echo-adapted acceptor vector.

     To use the Echo Cloning System, researchers first clone their TAQ-amplified PCR product into the donor vector using the rapid TOPO TA Cloning method described above. Because PCR is a process that can introduce random mutations into amplified DNA, researchers then sequence their clone to verify its integrity. Once the clone is confirmed, it can be moved into any or all of the acceptor vectors simply by combining the donor vector and the acceptor vector in a buffer containing the recombinase protein. During a 30-minute incubation, the recombinase protein causes the two vectors to fuse together at their recombination sites. This recombination places the cloned DNA from the donor vector next to the expression elements in the acceptor vector. The recombination reaction is added to a tube of competent bacteria and plated onto an agar plate for selection via an overnight incubation. Colonies are picked and DNA is then isolated and tested to verify successful recombination. The resulting vector is ready for expression.

     The Echo Cloning System is advantageous because it enables researchers to move an identical piece of DNA into multiple expression vectors. As described, researchers frequently wish to express the same gene in multiple hosts. Previous methods required researchers to PCR clone into each separate expression vector and then to verify each clone by sequencing. Echo Cloning eliminates the need for multiple subcloning and sequencing steps, saving researchers time and effort and providing them with more uniform results as they are assured of expressing the same DNA sequence in each different host type.

     ZERO BLUNT PCR CLONING KIT. When DNA fragments do not contain sticky overhangs, which is termed as being blunt, they do not have exposed nucleotide bases with which to form base pairs with a cloning vector. This makes blunt-ended cloning a very inefficient process. Invitrogen has solved this problem through the use of the lethal CCDB gene, or control of cell death, which prevents colonies from growing unless they have successfully incorporated a DNA fragment. Incorporation occurs in the middle of the lethal gene, so these clones can grow because they have disrupted expression of the lethal gene. While the actual cloning efficiency remains low, because the negative colonies cannot grow, the effective efficiency is very high. The Zero Blunt PCR Cloning Kit enables researchers to clone blunt-ended PCR products, which are generated by thermostable polymerases like PFU. It contains a prepared cloning vector, competent cells for transferring the vector into after the cloning reaction and all required buffers.

     Using the Zero Blunt PCR Cloning Kit is much like using the TOPO TA Cloning Kits. Researchers perform PCR as normal, add the PCR products to the prepared cloning vector, wait five minutes, transform the competent bacteria, then plate out the bacteria and wait overnight for colony growth. Because of the lethal gene, nearly all colonies that grow contain an insert. DNA is then isolated from the colonies to verify that the cloning was successful. The advantage of the Zero Blunt PCR Cloning Kit is that it improves the effective cloning efficiency of blunt-ended cloning and prevents researchers from having to use other, more difficult techniques.

     GENE EXPRESSION PRODUCTS

     EXPRESSION VECTORS. We provide researchers with an extensive collection of gene expression vectors and complete expression systems, enabling researchers to express genes in a variety of host organisms, as well as IN VITRO. Because of their differing posttranslational modification characteristics, different hosts produce a slightly different variant of the same protein. By combining results obtained from experiments performed in different hosts, researchers can slowly piece together how a gene's expression is regulated and what functions its protein performs in the context of the entire organism. The kit contains an expression vector, another expression vector with a cloned reporter gene that serves as a positive control, a vial of bacteria, complete protocols and the entire vector sequence.

     Depending on their purpose, expression vectors can contain many different elements, each of which provides a specific function. Various combinations of the individual elements are used to create vectors with unique functions. We offer a broad line of expression vectors, providing researchers with the ability to perform various types of experiments in different hosts to reach a conclusion. Our new Echo Cloning System described above facilitates these experiments by enabling a gene to be simultaneously cloned into multiple expression vectors. In addition, several of our vectors contain elements that are available exclusively from Invitrogen.

     MAXBAC BACULOVIRUS EXPRESSION SYSTEM. This kit is a complete system that provides researchers with all of the reagents needed to express protein in insect cells using recombinant baculovirus. This includes expression vectors, insect cell lines, baculovirus stocks, growth media, transfection reagents and complete protocols.

     Insect cells are chosen as a host organism because they produce high-levels of protein and are simple and inexpensive to grow. Also, the posttranslational modifications performed by insect cells are well understood and are similar to those of mammalian cells. This enables researchers to study proteins using a system that is similar to, but simpler and cheaper to use, than mammalian cells.

     ECDYSONE-INDUCIBLE MAMMALIAN EXPRESSION SYSTEM. This system provides tightly controlled, inducible expression in mammalian cells, allowing researchers to study the effects of a particular protein by turning on and off its expression whenever desired. The kits contain an expression vector, a control vector, sequencing primers, a supply of Zeocin antibiotic, an inducing agent and a complete protocol. The system utilizes a promoter that has an extremely low basal level of expression until an inducing agent is added to the media. Protein expression then increases over 200-fold.

     The advantage of inducible expression is that it enables researchers to study the effects of the expression of a particular protein. Most promoters used in expression vectors cause protein to be expressed constitutively, or all the time. Inducible promoters allow researchers to study the physiological effects caused by the recombinant protein by turning expression on and off and observing how the cells respond.

     GENE ANALYSIS PRODUCTS

     GENESTORM EXPRESSION-READY CLONES. We have created a large collection of cloned yeast and human genes with our high-throughput gene cloning and expression technology. The entire yeast genome, over 6,000 genes, has been cloned into both yeast and mammalian expression vectors. These vectors are then tested for protein expression. We are currently cloning human gene families that are likely to be of importance in various disease states, like kinase genes involved in cell signaling pathways. To date we have assembled a collection of over 2,300 full-length cloned human genes that express their encoded proteins.

     GeneStorm clones enable researchers to purchase the exact gene they wish to study and go directly to expression studies, bypassing the laborious procedures required to clone and test the gene for expression. The genes are cloned into the same high quality, multi-functional expression vectors sold to Invitrogen's customers and used in Invitrogenomics research.

     HYBRID HUNTER SYSTEMS. Molecular interaction is a technique used to determine if various molecules are able to bind to, or interact with one another. Because most cellular processes are mediated through pathways of many proteins, determining if a given protein interacts with other proteins or nucleic acid molecules is one of the keys to understanding its function. We offer products for determining both protein-protein and protein-RNA interactions. These studies are performed in yeast because its cells are similar to, but far simpler than, mammalian cells. The kits contain "bait" and "prey" expression vectors, yeast strains, positive and negative control vectors, sequencing primers, a supply of Zeocin antibiotic and complete protocols.

     Molecular interaction systems work by using reporter genes that are expressed only if an interaction occurs. The gene for the protein being studied is cloned into a "bait" vector that also contains the reporter gene. A second gene, or an entire library of genes, is cloned into a second vector, called a "prey" vector. The prey vector contains a transcriptional activator. If the proteins expressed from the bait and prey vectors interact with one another, the transcriptional activator is brought into close proximity of the reporter gene. This causes the reporter gene to express its protein. Cells that express the reporter gene indicate that they contain a prey vector that is interacting with the bait. The gene in the prey vector is then isolated and used for further expression and molecular interaction studies.

     With an estimated 100,000 genes in a human cell, each capable of producing several different mRNA molecules and proteins due to differential splicing, there are billions of potential nucleic acid and protein interactions. Designing methods that are sensitive enough to detect actual interactions, yet that do not signal false interactions, has challenged suppliers of gene analysis systems. Because the study of each interaction is extremely time consuming, researchers need assays which are highly sensitive yet extremely accurate, or they will waste their time, money and efforts trying to study interactions that do not actually exist. Our Hybrid Hunter Systems have been designed using technologies that help prevent the occurrence of false interactions.

     PRE-CAST GEL SYSTEM. There are three key advantages to our pre-cast gel electrophoresis system: ease-of-use, versatility and performance.

     The core of our pre-cast gel system is the XCell II Mini-Cell apparatus and the polyacrylamide gels that are pre-cast in easy-to-handle 10cm X 10cm plastic cassettes. The gels are individually pouched and ready-to-use. The researcher simply opens the storage pouch, places two gels in the Mini-Cell, adds buffer and loads the samples into the sample wells. An electrical charge is applied to the Mini-Cell for about one hour to complete the electrophoresis process. After electrophorcsis is complete, the plastic cassette is opened and the slab gel containing the separated proteins is released for staining or western blotting.

     We offer over 180 pre-cast gels to meet researchers' diverse needs.
     These gels incorporate ten different gel chemistries, each optimized for a particular application, as well as 37 different gel percentages (porosities) for optimizing the separation of different kinds of samples. Gradient gels such as the 4-20% Tris-Glycine gel are used to separate a broad range of proteins on a single gel. Our pre-cast IEF gels contain compounds called amphoytes that enable the separation of proteins based on their native electrical charge rather than their size. A variety of sample well formats and thicknesses allows the users to select the appropriate gel for their application.

     Important research decisions are made based upon the results of electrophoresis experiments, so reliable, high quality gel performance is essential. It is difficult for a researcher making gels on an occasional basis to ensure the quality of the gel prior to use, in particular, gradient gels or IEF gels. We use proprietary and patented technology to produce highly reproducible gels with superior qualities such as gel straightness, and crisp, sharp separation of bands (resolution).

These products include:

     PRE-CAST NUPAGE GELS. NuPAGE is a unique, patented, long-shelf life (one year) family of gels for SDS-PAGE protein electrophoresis. NuPAGE is used in place of the traditional Tris-Glycine gels when faster run time (as little as 40 minutes), improved resolution and long shelf life is desired. The long shelf life aspect allows the product to be stored and shipped at ambient temperature and reduces the number of unused expired gels, leading to reduced costs for the end-user.

     PRE-CAST TRIS-GLYCINE GELS. These are the traditional gels used for SDS-PAGE analysis of proteins. We offer 12 different Tris-Glycine gel percentages. Tris-Glycine gels have a refrigerated shelf life of three to four months.

     PRE-CAST IEF GELS. We offer pre-cast IEF gels in the 10cm X 10cm vertical format. This gel allows the researcher to separate proteins based on native charge rather than size.

     PRE-CAST TBE GELS. TBE (Tris Borate EDTA) gels are used to separate double-stranded DNA fragments while TBE-Urea gels are used to separate single stranded RNA and DNA. These gels are used in gel mobility shift assays, a common technique for identifying and characterizing DNA:protein interactions. After the run, the DNA:protein complex can be extracted from the gel for further study.

     QUICKPOINT. These ultra-thin 10cm X 12cm pre-cast polyacrylamide gels are used for rapid separation of short DNA sequences and analysis of double-stranded DNA fragments. The 15-minute run time is a significant improvement over the three hours it takes to run standard manual sequencing gels. Typically, researchers would have to make a large (30cm X 40cm) standard DNA sequencing gel in order to analyze even short DNA sequences. Now researchers have the option of using pre-made, easy-to-handle gels with significantly shorter run times, while still getting the single base resolution needed to read the DNA sequence.

     WESTERNBREEZE. This is a complete western blotting reagent kit that has been optimized to generate blots with clean backgrounds and high sensitivity. Western blotting is typically a time-consuming, complex process with many steps, several different reagents and multiple formulas from which to choose. Researchers typically use reagents from different vendors and spend a great deal of time working out satisfactory blotting conditions. The WesternBreeze kit is optimized to work the first time, providing a significant time savings. All of the solutions are packaged as pre-mixed solutions for maximum ease-of-use.

     XCELL II MINI-CELL AND BLOTTING APPARATUS. This apparatus is specifically designed to run our pre-cast gels. A simple wedge design eliminates buffer leakage, a common problem found in traditional electrophoresis apparatus that can result in interruption of the run and sample loss. Our blotting apparatus fits inside the XCell II Mini-Cell, saving space, reducing buffer volume and reducing transfer time.

     PRE-MADE PROTEIN STANDARDS. Protein standards for electrophoresis are a mixture of proteins with known molecular weights. Standards are run on a gel with unknown samples in order to help determine the molecular weight of the samples. The NOVEX Mark12 protein standard is a wide range standard that is stable in liquid form and is ready to load onto the gel. NOVEX SeeBlue pre-stained, wide-range standard has exceptionally sharp bands for more accurate molecular weight determination. NOVEX MultiMark is a ready-to-use multi-colored pre-stained marker used primarily for western blotting. NOVEX ready-to-use IEF markers are used for determining the isoelectric point of proteins separated in isoelectric focusing gels.

     SUPPORT PRODUCTS

     ONE SHOT INV(ALPHA)F', TOP10F' AND TOP10 COMPETENT E. COLI. Nearly all molecular biology techniques, including gene cloning and gene expression, require that researchers be able to propagate vector in E. COLI bacteria. We sell many different bacterial strains, each with different characteristics used by researchers depending on the experiment to be performed. Our best-selling bacteria are competent, meaning that they have been processed in a manner that makes them able to bring vector in from outside their cell walls.

     Placing a vector into bacteria is termed transformation. The most common method to do this is to make cells chemically competent by growing them in a series of buffers. After this procedure, competent cells can be frozen and stored for later use. Competent cells can take up vector from outside their cell walls. All that researchers need to do to transform competent bacteria is to thaw them and combine the vector and the competent bacteria in a test tube. Vectors usually contain an antibiotic resistance gene, so an antibiotic is then used to kill the cells that did not take up vector.

     Our One Shot Competent E. COLI are sold ready-to-use and are packaged in convenient, single-use aliquots. Researchers thaw the bacteria and add vector directly to the tube, using the tube's entire contents. This prevents the researcher from having to aliquot competent cells into tubes and refreezing the unused cells. Aliquoting and freeze-thaw cycling greatly reduce the competency of bacteria, so this convenient packaging not only saves time, it ensures better results. Because of this, One Shot Competent E. COLI are included in all of our PCR Cloning Kits. The popularity of One Shot products stems in great part from researchers first using One Shot cells in our PCR Cloning Kits, then buying the One Shot products separately for all of their transformation procedures.

     ZEOCIN ANTIBIOTIC. This antibiotic quickly and completely kills mammalian, yeast and bacterial cell lines. Researchers buy it to use for selection of the many different expression vectors we sell that contain the SH BLE antibiotic resistance gene. We also sell cassette vectors that enable researchers to easily move the SH BLE gene into other vectors.

     After transformation or transfection, which is transformation of non-bacterial cells, researchers add Zeocin to the media to kill cells that have not taken up vector with a SH BLE gene. The cells that grow are homogeneous in that they all contain vector. Having a homogeneous population is important when performing expression experiments because cells without vector will have different characteristics than those that do, causing inaccurate results.

     The Zeocin antibiotic offers researchers advantages over other antibiotics. Its selection is relatively fast, enabling the researcher to begin expression studies with a homogeneous, or stable, cell line sooner. Because the antibiotic and the gene of interest may be causing physiological effects during selection, it is advantageous for it to occur as quickly as possible. Secondly, Zeocin and the SH BLE gene function in bacteria as well as yeast and mammalian cells. Most antibiotics function in only one host type. This forces the construction of vectors that contain one resistance gene for bacteria and another for the other host, which increases the size of the vector. Increased vector size makes nearly everything that is done with vectors less efficient, including propagation, cloning, transformation and transfection. Finally, Zeocin uses a different mode of action than other commonly used antibiotics, like G418 and hygromycin B. This enables researchers to select more than one vector at the same time.

     RESEARCH SERVICES

     INVITROGENOMICS. We have developed a high-throughput gene cloning and expression technology by scaling up our proprietary TOPO TA Cloning technology. We believe this technology can provide significant opportunities to develop new licenses, services and products, which we are marketing under the name Invitrogenomics. We are using our Invitrogenomics high-throughput capabilities to rapidly clone and expression-test thousands of genes for corporate customers in drug development and agriculture. To date, we have assembled libraries of over 2,300 full-length cloned human genes that express their encoded proteins. We plan to continue to develop a proprietary collection of full-length genes, which can be sold and licensed to corporate partners for drug discovery and other commercial development activities.

     We intend to focus the Invitrogenomics activities and technology on two important business opportunities. First, as genome sequencing efforts accelerate, pharmaceutical, biotechnology and agricultural firms will wish to analyze large amounts of data to isolate relevant gene targets as quickly as possible. To do so, these companies will need to conduct cloning and expression-testing on a large scale. We are using our high-throughput technology and personnel to provide gene cloning and expression services for corporate partners on a contract basis. Second, as we build upon our library of patented cloned full-length genes and expression vectors for use in drug and agricultural biotechnology discovery efforts, we expect licensing and research kit revenue opportunities to increase.

     Our Invitrogenomics effort is currently staffed with 17 personnel, primarily in research and development, manufacturing and marketing. Business development activities are conducted primarily by our senior management.

TECHNOLOGY AND PRODUCT DEVELOPMENT

     We are focusing our technology and product development on expanding our existing product lines and developing innovative new products in areas where we have expertise and have identified substantial unmet market needs. We seek to introduce products that can be manufactured and marketed profitably by continuing to develop products that are not regulated by government agencies such as the Food and Drug Administration. In addition to our internal technology and product development programs, we aggressively in-license and acquire technology and intellectual property. Research institutions seeking to license their technologies are attracted to our ability to package innovations as convenient and cost-effective research kits and to rapidly introduce those kits to the market. Our employees also actively stay abreast of industry developments to identify and acquire innovative technologies from researchers and research institutions throughout the world.

     We spent $9.7 million, $8.6 million and $5.9 million on research and development activities in 1999, 1998 and 1997, respectively. No material portion of this investment in research and development was sponsored by our customers.

SALES AND MARKETING

     We currently market our products in over 30 countries throughout the world. We sell our products directly to customers in the United States, Germany, Switzerland, the United Kingdom and 16 other countries. In addition, we utilize specialized distributors to market our products exclusively in more than 13 other countries as well as in some of the countries in which we sell directly. These independent distributors may also market research products for other companies, including some products that are competitive with our offerings. For more information regarding foreign sales and revenues, see Note 1 to our Consolidated Financial Statements. As of December 31, 1999 we employed approximately 116 people in our sales and marketing department worldwide to market our products and provide customer support and service.

     Our sales strategy has been to employ scientists to work as our technical sales representatives. Most technical sales representatives have an extensive background in biology. A thorough knowledge of biological techniques and an understanding of the research process allows our sales representatives to become advisors, acting in a consultative role with our customers. Our use of technical sales representatives also enables us to better identify unmet market needs and new technologies that we can license and develop into new products.

     Our marketing departments in our U.S. and European headquarters combine various types of media and methods to inform customers of new product developments and enhancements to existing products. We advertise in prominent scientific journals, publish a yearly catalog, a bi-monthly newsletter and conduct direct mail campaigns to researchers in the U.S. and Europe. We also reach a broad range of scientists by hosting an annual symposium, presenting at scientific seminars and exhibiting at scientific meetings. Invitrogen's website allows researchers to view an on-line catalog, download technical manuals and vector sequences, read our newsletter and participate in interactive forums and discussion groups. The website for our NOVEX subsidiary allows researchers to view an on-line catalog and download NOVEX technical manuals and application notes.

MANUFACTURING

     The U.S. manufacturing facilities for Invitrogen products occupy approximately 15,000 square feet of our Carlsbad, California facility. Seven manufacturing cells are responsible for the complete production, quality testing and process improvements of Invitrogen's various product lines. The plant engineering department supports the manufacturing department with equipment maintenance and repair. The manufacturing processes include quality control testing of all products to ensure that every product meets or exceeds its minimum specifications and quality assurance testing of purchased materials that will be used in products.

     Our U.S. manufacturing facilities for NOVEX products are located in San Diego, California. NOVEX's manufacturing department is responsible for production, quality testing, process improvements, customer service and shipping. The engineering department supports the manufacturing department with development of proprietary manufacturing automation, equipment maintenance and repair. The manufacturing processes include quality control testing of all products to ensure that every product meets or exceeds its minimum specifications and quality assurance testing of purchased materials that will be used in products.

     We also have a manufacturing facility in Heidelberg, Germany for formulating and packaging fine chemicals. We have announced the closing of our Frankfurt, Germany manufacturing facility which was acquired as part of the NOVEX merger. We believe this facility represents excess capacity, and expect its closure to be complete on or about March 31, 2000.

TECHNOLOGY LICENSING

     Many of our products are manufactured or sold under the terms of license agreements which require us to pay royalties to the licensor based upon a percentage of the sales of products containing the licensed materials or technology. Although we have increasingly emphasized our own research and development in recent periods, we believe our ability to in-license new technologies from third parties is and will continue to be critical to our ability to offer new products. Our ability to compete as an innovator in the development of molecular biology research products and services depends in part on our ability to convince inventors that we can successfully bring our new technologies to market. Our significant licenses or exclusivity rights expire at various times during the next fifteen years. These licenses include:

     TA CLONING. The patents on this cloning method were formerly co-owned by Invitrogen and Molecular Biology Resources. We had an exclusive license from Molecular Biology Resources for cloning purposes. In

June 1999 we purchased all of Molecular Biology Resources' rights in the TA Cloning patents and are now the sole owner of those patents. The patents on this cloning method have been issued in the United States, the United Kingdom, the Netherlands, France and Germany.

     TOPO CLONING. This patented technology significantly accelerates gene cloning and is an enhancement to our TA Cloning products, among others. The technology was invented by Dr. Stewart Shuman working at the Sloan-Kettering Institute for Cancer Research (SKI), which owns the patent. In 1997, we obtained exclusive worldwide rights to commercialize this technology for all purposes for the life of the underlying patent. We paid certain initial fees to SKI, and continue to pay royalties on sales of products designed to use this enhanced cloning method. These royalties depend in part on the type of product sold and the level of annual sales. We have also committed to minimum yearly royalty payments to SKI. Sublicenses may be granted to third parties upon approval by SKI with a portion of the sublicense income payable to SKI. SKI retains rights to use and practice the technology for any purpose. Additionally, we have reimbursed SKI for costs of patent prosecution, and have agreed to pay for future patent prosecution in exchange for the right to prepare and control the ongoing patent applications.

     ZEOCIN AND ZEOCIN RESISTANCE. In 1994, we obtained from CAYLA of Toulouse, France, exclusive worldwide rights to use a patented gene that confers resistance to certain antibiotics, including Zeocin. We paid an up-front fee to CAYLA and pay royalties on sales of kits and vectors containing this gene. We also make minimum royalty commitments to CAYLA, which grow at a fixed rate from year to year, in exchange for exclusive rights. In addition, we have historically purchased Zeocin and certain additional antibiotics exclusively from CAYLA at a price set each year. We have agreed that our purchases will grow each year, in order to obtain most-favored pricing terms.

     ZERO BACKGROUND. We licensed the CCDB or Zero Background gene, used for selection of successful clones, from the Universite Libre de Bruxelles in 1995 for a ten-year period, unless otherwise terminated under the provisions of the license. This license grants us exclusive rights to use this patented "lethal gene" technology for commercial purposes in all fields worldwide. We paid an initial license fee and reimbursed certain patent costs of the University and pay a royalty on sales of products containing the lethal gene. In order to maintain the exclusive rights, we pay minimum royalties each year. We are also responsible for reimbursing the University's patent prosecution costs for this technology, up to a fixed cap.

     TAQ AND PCR. Probably the most pervasive and essential tool in molecular biology today, PCR enables researchers to target and amplify, or copy in large numbers, certain portions of DNA. This technique and certain aspects of TAQ polymerase, which is an essential reagent in PCR, are patented and now owned by F. Hoffmann-La Roche, Ltd. of Basel, Switzerland. We have a non-exclusive license to use TAQ polymerase and PCR in our research efforts as well as non-exclusive rights to make and sell TAQ to the research community for the life of patents underlying the technology. We paid an initial license fee for these rights and also pay royalties, which are calculated using both sales of TAQ-based products and the use or sale of TAQ. We granted F. Hoffmann-La Roche the right to negotiate for a license to make and sell any competing enzyme we may develop in the future. If F. Hoffmann-La Roche does not exercise its right to negotiate the foregoing license, we have agreed that F. Hoffmann-La Roche shall nonetheless be entitled to a license to make, use and sell any such competing enzyme under the same terms and conditions as the most favorable non-exclusive license granted by us. Prior to obtaining this license, we purchased TAQ from authorized sources in order to have the rights to use PCR for our research.

     In addition to these licenses, we maintain a portfolio of exclusive, co-exclusive and non-exclusive rights to make, use and/or sell many of the various technologies underlying our products and services. Depending upon factors including the scope of rights granted, the usefulness and commercial potential of the technology and whether the rights are exclusive, we provide various financial and other considerations to the patent holder or the holder of senior license rights. Typically, our other licenses include an initial license fee and continuing royalties. Some licenses also include payments at certain milestones, e.g., at the first commercial sale of a product. Many licenses, especially exclusive licenses, call for certain minimum royalty payments each year. A license will often contain other undertakings by us, such as a commitment to diligently pursue development and marketing of commercial products utilizing the licensed technology.

     There can be no assurance that we will be able to continue to successfully identify new technologies developed by others. Even if we are able to identify new technologies of interest, we may not be able to negotiate a license on favorable terms, or at all. Some of our licenses do not run for the length of the underlying patent. We may not be able to renew our existing licenses on favorable terms, or at all. If we lose the rights to patented technology, we may need to discontinue selling certain of our products, redesign our products, and we may lose a competitive advantage. Potential competitors could in-license technologies that we fail to license and potentially erode our market share for certain products.

     Our licenses typically subject us to various commercialization, sublicensing and other obligations. If we fail to comply with these requirements we could lose important rights under a license, such as the right to exclusivity in a certain market. In some cases, we could also lose all rights under a license. In addition, certain rights granted under the license could be lost for reasons out of our control. For example, the licensor could lose patent protection for a number of reasons, including invalidity of the licensed patent. We do not receive significant indemnification from a licensor against third party claims of intellectual property infringement.

PATENTS AND PROPRIETARY TECHNOLOGIES

     We consider the protection of our proprietary technologies and products for molecular and cellular biology research to be important to the success of our business. We rely on a combination of patents, licenses and trademarks to establish and protect our proprietary rights to our technologies and products. We currently own nine issued patents in the United States and two issued patent families in five other major industrialized nations, and, in total, own or control 35 issued and pending patents and applications. Generally, U.S. patents have a term of 17 years from the date of issue for patents issued from applications submitted prior to June 8, 1995 and 20 years from the date of filing of the application in the case of patents issued from applications submitted on or after June 8, 1995. Patents in most other countries have a term of 20 years from the date of filing the patent application. Our 16 issued United States patents will expire between 2012 and 2019 and our 11 foreign patents will expire between August 2000 and 2014. The patents which expire in 2000 relate to the electrophoresis products of our Serva subsidiary.

     Our success depends to a significant degree upon our ability to develop proprietary products and technologies. It is critically important to our success that we adequately protect the intellectual property associated with these products and technologies. We intend to continue to file patent applications as we develop new products and technologies. Patents provide some degree of protection for our intellectual property. However, the assertion of patent protection involves complex legal and factual determinations and is therefore uncertain. In addition, the laws governing the scope of patent coverage and the periods of enforceability of patent protection continue to evolve, particularly in the areas of molecular biology of interest to Invitrogen.

     Patent applications in the United States are maintained in secrecy until patents issue. Also, publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by at least several months. As a result, there can be no assurance that patents will issue from any of our patent applications or from applications licensed to us. The scope of any of our issued patents may not be sufficiently broad to offer meaningful protection. In addition, our issued patents or patents licensed to us could be successfully challenged, invalidated or circumvented so that our patent rights would not create an effective competitive barrier. Our intellectual property positions involve complex legal and factual questions and may be uncertain.

     We rely in part on trade secret protection of our intellectual property. We attempt to protect our trade secrets by entering into confidentiality agreements with third parties, employees and consultants. Employees and consultants also sign agreements to assign to Invitrogen their interests in patents and copyrights arising from their work for us. Employees also agree not to compete unfairly with us after their employment by using confidential information, soliciting employees or soliciting customers. However, these agreements can be breached and, if they were, there may not be an adequate remedy available to us. Also, a third party may learn our trade secrets through means other than by breach of our confidentiality agreements, or they could be independently developed by our competitors.

COMPETITION

     The markets for our products are very competitive and price sensitive. We expect the intensity of competition to increase. Currently, we compete primarily with other life sciences research product suppliers. Many of our competitors have greater financial, operational, sales and marketing resources, and more experience in research and development than us. These competitors and other companies may have developed or could in the future develop new technologies that compete with our products or which could render our products obsolete.

     Competitors offer a broad range of equipment, laboratory supplies and other products, including research products that compete with ours. We believe that customers in our markets display a significant amount of loyalty to their initial supplier of a particular product. Therefore, we may experience difficulties in generating sales to customers who initially purchased products from competitors. Similarly, we believe that there is a significant competitive advantage in being the first to introduce a new product to market. Accordingly, we believe that to compete effectively, we will need to consistently be first to market with important new research products and services. To the extent that we are unable to be the first to develop and supply new products, our competitive position may suffer. See below "Risk Factors - Competition in the Life Sciences Research Market Could Reduce Sales."

GOVERNMENT REGULATION

     We are not subject to direct governmental regulation other than the laws and regulations generally applicable to businesses in the jurisdictions in which we operate, including those governing the handling and disposal of hazardous wastes and other environmental matters. Our research and development activities involve the controlled use of small amounts of hazardous materials, chemicals and radioactive compounds. Although we believe that our safety procedures for handling and disposing of such materials comply with applicable regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for resulting damages; such liability could have a material adverse effect on us.

EMPLOYEES

     As of December 31, 1999, we employed approximately 376 persons, of whom 38 hold Ph.D. or M.D. degrees and 44 hold other advanced degrees.
Approximately 73 employees are engaged in research and development, 116 in sales and marketing, 148 in manufacturing and 39 in supporting corporate development, intellectual property, finance and other administrative functions.

     Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, research and academic institutions, government entities and other organizations. We believe that we maintain good relations with our employees.

RISK FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

FAILURE TO SUCCESSFULLY INTEGRATE RESEARCH GENETICS OR NOVEX INTO OUR OPERATIONS COULD REDUCE OUR PROFITABILITY

     We closed our merger with NOVEX in August 1999 and our merger with Research Genetics on February 2, 2000. Both are now our wholly-owned subsidiaries. Our integration of the operations of these companies is ongoing and will require significant efforts from each company, including the coordination of research and development and sales and marketing efforts. We may find it difficult to integrate the operations of these acquired companies. Personnel may leave or be terminated because of the mergers. In September 1999 we reduced the size of our U.S. workforce by approximately 14% and we recently announced the closing of our Frankfurt, Germany manufacturing facility in connection with the integration of NOVEX. Such employee terminations or resignations or facility closures may require us to make severance or other payments and may result in related litigation.

     Research Genetics' operations are located in Huntsville, Alabama, while the balance of our U.S. headquarters and the bulk of our other operations are located in Carlsbad, California. This physical separation of facilities could make it difficult for us to effectively communicate with, manage and integrate Research Genetics' staff and operations with the rest of Invitrogen. Such difficulties could significantly hurt our operations and consequently our financial results.

     NOVEX or Research Genetics customers, distributors or suppliers may terminate their arrangements with us, or demand amended terms to these arrangements, because of the merger. Invitrogen management may have their attention diverted while trying to integrate the companies. Such diversion of management's attention or difficulties in the transition process could have a material adverse impact on us. If we are not able to successfully integrate the operations of Research Genetics or NOVEX, our expectations of future results of operations may not be met. Factors which will determine the success of the mergers include:

     Changes in the favorable market reaction to NOVEX's, Research Genetics' and Invitrogen's significant products;

     Competitive factors, including technological advances attained by competitors and patents granted to or contested by competitors, which would result in their ability to compete against us more effectively;

     The ability of the combined company to increase sales of all three companies' products; and

     The ability of the combined company to operate efficiently and achieve cost savings.

     Even if the companies are able to integrate operations, there can be no assurance that synergies will be achieved. The failure to achieve synergies could have a material adverse effect on the business, results of operations and financial condition of the combined company.

FAILURE TO MANAGE GROWTH COULD IMPAIR OUR BUSINESS

     Our business has grown rapidly. Our net revenues increased from $32.6 million in 1996 to $68.3 million in 1999. During that same period we significantly expanded our operations in the United States and in Europe. The number of our employees has increased from approximately 220 at December 31, 1996 to approximately 376 at December 31, 1999.

     It is very difficult to manage this rapid growth, and our future success depends on our ability to implement:

     Research and product development;

     Sales and marketing programs;

     Customer support programs;

     Operational and financial control systems; and

     Recruiting and training of new personnel.

     Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures and to expand and train our workforce worldwide.

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

     Our recent mergers with NOVEX and Research Genetics will require additional investments in operations, product research and development and sales and marketing which are significant expenses. Failure to successfully manage and coordinate the growth of the combined company could adversely impact our revenue and profits.

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

     A significant portion of our sales have been to researchers, universities, government laboratories and private foundations whose funding is dependent upon grants from government agencies such as the U.S. National Institutes of Health (NIH) and similar domestic and international agencies. Also, a portion of our direct revenues comes from NIH Small Business Innovation Research grant funds. Although the level of research funding has increased during the past several years, we cannot assure you that this trend will continue. Government funding of research and development is subject to the political process, which is inherently fluid and unpredictable. Our revenues may be adversely affected if our customers delay purchases as a result of uncertainties surrounding the approval of government budget proposals. Also, government proposals to reduce or eliminate budgetary deficits have sometimes included reduced allocations to the NIH and other government agencies that fund research and development activities. A reduction in government funding for the NIH or other government research agencies could seriously damage our business.

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

     Our licenses typically subject us to various commercialization, sublicensing and other obligations. If we fail to comply with these requirements we could lose important rights under a license, such as the right to exclusivity in a certain market. In some cases, we could also lose all rights under a license. In addition, certain rights granted under the license could be lost for reasons out of our control. For example, the licensor could lose patent protection for a number of reasons, including invalidity of the licensed patent. We typically do not receive significant indemnification from a licensor against third party claims of intellectual property infringement. See "Business - Technology Licensing" regarding our current licenses.

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

     Availability, quality and price relative to competitive products;

     The timing of introduction of the product relative to competitive products;

     Scientists' opinion of the product's utility;

     Citation of the product in published research; and

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

COMPETITION IN THE LIFE SCIENCES RESEARCH MARKET COULD REDUCE SALES

     The markets for our products are very competitive and price sensitive. Many other life science research product suppliers have greater financial, operational, sales and marketing resources, and more experience in research and development than we do. These and other companies may have developed or could in the future develop new technologies that compete with our products or even render our products obsolete. If a competitor develops superior technology or cost-effective alternatives to our kits and other products, our business, operating results and financial condition could be materially adversely affected.

     The market for our electrophoresis products is also subject to specific competitive risks. This market is highly price competitive. Our competitors have in the past and may in the future compete by lowering prices on certain products. In certain cases, we may respond by lowering our prices which would reduce revenues and profits. Conversely, failure to anticipate and respond to price competition may hurt our market share.

     We believe that customers in our markets display a significant amount of loyalty to their initial supplier of a particular product. Therefore, it may be difficult to generate sales to customers who have purchased products from competitors. To the extent we are unable to be the first to develop and supply new products, our competitive position will suffer. See above "Business - Competition" for more information.

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

WE RELY ON THIRD PARTY MANUFACTURERS TO MANUFACTURE SOME OF OUR PRODUCTS AND COMPONENTS

     We rely on third party manufacturers to supply many of our raw materials, product components and in some cases, entire products. In particular, we purchase all of the cassettes used in our pre-cast electrophoresis gels from a single third party manufacturer. Also, we recently contracted with an outside vendor for the production of our PowerEase instrument products. Manufacturing problems may occur with these and other outside sources. If such problems occur, there can be no assurance that we will be able to manufacture our products profitably or on time.

INTERNATIONAL UNREST OR FOREIGN CURRENCY FLUCTUATIONS COULD ADVERSELY AFFECT OUR RESULTS

     Including subsidiaries and distributors, our products are currently marketed in over 30 countries throughout the world. Our international revenues, which include revenues from our Netherlands and Germany subsidiaries and export sales, represented 35% of our product revenues in 1999 and 1998 and 29% in 1997. We expect that international revenues will continue to account for a significant percentage of our revenues for the foreseeable future, in part because we intend to expand our international operations.

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

     A significant portion of our business is conducted in currencies other than the U.S. dollar, which is our reporting currency. We recognize foreign currency gains or losses arising from our operations in the period incurred. As a result, currency fluctuations among the U.S. dollar and the currencies in which we do business have caused and will continue to cause foreign currency transaction gains and losses. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates. We engage in foreign exchange hedging transactions to manage our foreign currency exposure, but we cannot assure you that our strategies will adequately protect our operating results from the effects of exchange rate fluctuations. For more information see below "Management's Discussion and Analysis of Financial Condition and Results of Operations-Currency Hedging and Foreign Currency Translation."

     The Asia/Pacific region in the past has experienced unstable economic conditions and significant devaluation in its currencies. The economic situation in the region may result in slower payments of outstanding receivable balances. To date this region has not represented a significant portion of our revenues. However, to the extent the Asia/Pacific region becomes increasingly important, or to the extent the factors affecting the region begin to affect other geographic locations, our business could be damaged.

INABILITY TO PROTECT OUR TECHNOLOGIES COULD AFFECT OUR ABILITY TO COMPETE

     Our success depends to a significant degree upon our ability to develop proprietary products and technologies. However, we cannot assure you that patents will be granted on any of our patent applications. We also cannot assure you that the scope of any of our issued patents will be sufficiently broad to offer meaningful protection. We only have patents issued in selected countries. Therefore, third parties can make, use and sell products covered by our patents in any country in which we do not have patent protection. In addition, our issued patents or patents we license could be successfully challenged, invalidated or circumvented so that our patent rights would not create an effective competitive barrier. The right to use our products is given to our customers under label licenses that are for research purposes only. These licenses could be contested and no assurances can be made that we would either be aware of an unauthorized use or be able to enforce the restrictions in a cost-effective manner. See "Business-Patents and Proprietary Technologies" for more information regarding our existing and pending patents.

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

     If a third party claimed an intellectual property right to technology we use, we might need to discontinue an important product or product line, alter our products and processes, pay license fees or cease certain activities. Although we might under these circumstances attempt to obtain a license to such intellectual property, we may not be able to do so on favorable terms, or at all.

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

THE MARKET PRICE OF OUR STOCK COULD BE VOLATILE, WHICH MAY IMPAIR YOUR
INVESTMENT

     The market price of our common stock has been subject to volatility and, in the future, the market price of our common stock may fluctuate substantially due to a variety of factors, including:

     - Quarterly fluctuations in our operating and earnings per share results;

     - Technological innovations or new product introductions by us or our competitors;

     -    Economic conditions;

     -    Disputes concerning patents or proprietary rights;

     -    Changes in earnings estimates by market research analysts;

     -    Sales of common stock by existing holders;

     -    Loss of key personnel; and

     -    Securities class action or other litigation.

     The market price for our common stock may also be affected by our ability to meet analyst's expectations. Any failure to meet such expectations, even slightly, could have an adverse effect on the market price of our common stock and the convertible notes. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against that company. If similar litigation were instituted against us, it could result in substantial costs and a diversion of our management's attention and resources, which could have an adverse effect on our business, results of operations and financial condition. See "Price Range of Common Stock."

OUR ANTI-TAKEOVER DEFENSE PROVISIONS MAY DETER POTENTIAL ACQUIRORS AND MAY DEPRESS OUR STOCK PRICE

     Certain provisions of our certificate of incorporation, bylaws and Delaware law could be used by our incumbent management to make it substantially more difficult for a third party to acquire control of Invitrogen. These provisions include the following:

     - We may issue preferred stock with rights senior to those of our common stock;

     -    We have a classified Board of Directors;

     -    Our by-laws prohibit action by written consent by stockholders; and

     - We require advance notice for nomination of directors and for stockholder proposals.

     These provisions could discourage potential takeover attempts and could adversely affect the market price of our common stock and the convertible notes.

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

FUTURE SALES OF CURRENTLY OUTSTANDING SHARES COULD ADVERSELY AFFECT OUR STOCK PRICE

     The market price of our common stock could drop as a result of sales of a large number of shares in the market after this offering or in response to the perception that such sales could occur. As of December 31, 1999, we had outstanding 19,071,140 shares of common stock. Of these shares, approximately 13,054,865 are registered and freely tradable. All of the remaining approximately 6,016,275 shares are unregistered but may be sold in accordance with Rule 144 and Rule 701 of the Securities Act of 1933, as amended. Following this offering, approximately 4,795,364 registered and unregistered shares will be subject to 90-day lock-up agreements, subject to certain exceptions. After expiration of the lock-up period, all of such shares will be eligible for immediate sale, in certain instances subject to the volume limitations of Rule 144. Donaldson, Lufkin & Jenrette can release shares from one or more of the lock-up agreements without our approval. In addition, in February 2000 we issued 3,200,000 unregistered shares of common stock as consideration for our merger with Research Genetics. Holders of 4,082,942 shares of common stock will have the right to request that we register their shares for sale in the public market.

CONTROL OF INVITROGEN BY EXECUTIVE OFFICERS AND DIRECTORS MAY IMPEDE CHANGES TO INVITROGEN OR ITS POTENTIAL SALE

     As of February 29, 2000, our executive officers and directors collectively beneficially owned approximately 21.8% of our outstanding common stock. Executive officers and directors may therefore be able to exercise effective control of Invitrogen. Such a concentration of ownership may have the effect of delaying or preventing transactions resulting in a change of control of Invitrogen, including transactions where stockholders might otherwise receive a premium for their shares over current market prices. See "Principal Stockholders."

ABSENCE OF DIVIDENDS COULD REDUCE OUR ATTRACTIVENESS TO INVESTORS

     Some investors favor companies that pay dividends, particularly in market downturns. We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for funding growth and, therefore, we do not currently anticipate paying cash dividends on our common stock in the foreseeable future. See "Dividends."

ITEM 2 - PROPERTIES

     We lease an approximately 60,000 square foot facility in Carlsbad, California for our headquarters, as well as for marketing and product support operations, research and development and manufacturing activities. We presently pay rent of approximately $40,000 per month with predetermined cost-of-living rent increases at annual intervals. The lease expires in February 2007. We believe that adequate facilities will be available upon the conclusion of our lease. We are currently in the process of building new headquarters facilities (see discussion below) and our current building will house our manufacturing operations. We also own an approximately 17,000 square foot facility in the Netherlands to support sales and distribution in Europe.

     Our NOVEX subsidiary leases two buildings comprising a total of approximately 41,000 square feet at its San Diego, California location, which is used for manufacturing. We presently pay rent of approximately $30,000 per month plus $11,000 per month for tenant improvements. The lease expires in 2000 and we hold options to extend the lease for another two years. We believe that adequate facilities will be available upon the conclusion of this lease. NOVEX also leases approximately 12,000 square feet in Frankfurt, Germany and 18,000 square feet in Heidelberg, Germany, which leases run through 2002 and 2001 respectively. Payments under these leases total approximately $22,000 per month and include all utilities for the Frankfurt facilities. We expect to close our Frankfurt facilities by March 31, 2000.

     We recently signed 10-year leases for two new facilities adjacent to our current corporate headquarters, totaling approximately 57,000 square feet. One facility will serve as corporate headquarters, the other will house research and development functions. Rent for these facilities will be approximately $56,000 per month.

ITEM 3 - LEGAL PROCEEDINGS

     From time to time we have been and expect to be involved in legal proceedings arising from our ordinary business operations. In early 1999, our NOVEX subsidiary received a letter outlining a $1.1 million claim from a distributor in Austria. The letter stated that the claim arose from the termination of NOVEX's relationship with the distributor. We also received a letter from a supplier alleging breach of contract in a supply arrangement. No formal legal action has been taken in either case. None of the proceedings that are currently pending are expected to have a material adverse effect on our financial condition and business operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of 1999. Our annual meeting of stockholders will be held at our principal offices in Carlsbad, California on April 27, 2000 at 10:00 am. Matters to be voted on will be included in our proxy statement to be filed with the SEC and distributed to our stockholders prior to the meeting.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK PRICES

     Our common stock trades on The Nasdaq National Stock Market-Registered Tradmark- under the symbol IVGN. Public trading of our stock began on February 26, 1999. The table below provides the high and low sales prices of our common stock and preferred stock for the period indicated, as reported by The Nasdaq Stock Market-Registered Tradmark-.


                                                                 HIGH         LOW
YEAR ENDED DECEMBER 31, 1999:
First quarter (beginning February 26)......................     $15.50      $12.00
Second quarter.............................................      26.00       12.88
Third quarter..............................................      35.13       23.38
Fourth quarter.............................................      67.38       23.25

                                                                 HIGH         LOW
YEAR ENDED DECEMBER 31, 2000:
First quarter (through February 29)........................     $98.94      $47.75

     On February 29, 2000, the last reported sale price of our common stock on the Nasdaq National Market was $84.50. As of February 29, 1999, there were 23,040,997 shares of common stock outstanding and approximately 356 shareholders of record of our common stock.

DIVIDENDS

     We have never declared or paid any cash dividends on our common stock and do not anticipate paying such cash dividends in the foreseeable future. We currently anticipate that we will retain all of our future earnings for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operation, financial condition and other factors as the Board of Directors, in its discretion, deems relevant.

ITEM 6 - SELECTED FINANCIAL DATA

     The following selected data should be read in conjunction with our financial statements located elsewhere in this Form 10-K and "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations." The following five year selected financial data reflects the operations of Invitrogen prior to the completion of the merger with Research Genetics, which occurred on February 2, 2000, and does not include financial data of Research Genetics.

                                 FIVE YEAR SELECTED FINANCIAL DATA
                               (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     1999            1998           1997             1996          1995
                                                     ----            ----           ----             ----          ----
Revenues......................................     $68,312         $53,660       $ 41,182          $32,556       $24,728
Net income....................................       6,665           4,230          2,435            2,336         1,332
Net income (loss) applicable to common
   shares.....................................       7,413(1)        3,126        (13,215)(2)        2,165         1,222
Earnings (loss) per share:
  Basic.......................................     $  0.47(1)      $  0.26       $  (1.15)(2)      $  0.20       $  0.10
  Diluted.....................................     $  0.40(1)      $  0.23       $  (1.15)(2)      $  0.17       $  0.10
Cash, cash equivalents and short-term
   investments................................     102,220           6,530          9,317            1,430           649
Total assets..................................     135,544          32,050         23,947           13,342         9,877
Long-term obligations, less current portion...         721           1,116            628              888         1,022
Non-voting redeemable common stock of
   Invitrogen B.V.............................           -           1,599          1,295            1,306         1,143
Convertible preferred stock ..................           -          16,141         15,242                -             -
Total stockholders' equity ...................     125,622           4,676            985            6,700         4,098

     -------------------
     (1) 1999 includes a $1.0 million credit to equity for an adjustment to the beneficial conversion feature related to convertible preferred stock.
     (2) 1997 includes a $15 million charge to equity for an adjustment to the beneficial conversion feature related to convertible preferred stock.

     ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          THE FOLLOWING DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS REFLECT THE OPERATIONS OF INVITROGEN PRIOR TO THE COMPLETION OF THE MERGER WITH RESEARCH GENETICS, AND UNLESS SPECIFICALLY STATED OTHERWISE, DO NOT INCLUDE RESEARCH GENETICS' FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

          We manufacture the majority of our research kits and other products in our manufacturing facilities in Carlsbad and San Diego, California. In addition, we purchase products from third party manufacturers. We also have a manufacturing facility in Heidelberg, Germany for formulating and packaging fine chemicals.

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

     Our revenues have increased significantly since our inception, and from 1995 to 1999, we have experienced compound annual revenue growth of 29%. The increase in our revenues has been due to several factors, including the continued growth of the market for gene cloning, expression and analysis kits, increasing market acceptance of our gene cloning, expression and analysis kits, our introduction of new research kits for gene cloning, expression and analysis, and the expansion of our direct sales and marketing efforts. We plan to continue to introduce new research kits, as we believe continued new product development and rapid product introduction is a critical competitive factor in the market for molecular biology research kits. In order to support increased levels of sales and to augment our long-term competitive position, we anticipate that we will continue to increase expenditures in sales and marketing, manufacturing and research and development.

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

     On August 17, 1999 we completed our merger with NOVEX. This transaction has been accounted for as a pooling of interests and the consolidated financial statements and other financial data included in this report have been restated for all periods prior to the merger to reflect the combined financial and operating results of Invitrogen and NOVEX.

     In May 1998, NOVEX purchased the assets of the Serva product line from Boehringer Ingelheim Bioproducts Partnership in Heidelberg, Germany. Revenues, expenses and acquired assets relating to this product line are included in our consolidated financial statements from the date of acquisition.

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

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1999 AND 1998

     REVENUES. Revenues for the year ended December 31 increased $14.6 million, or 27%, from $53.7 million in 1998 to $68.3 million for 1999. For these same periods, revenues in North America increased $10.0 million, or 28%, from $35.7 million to $45.8 million, and revenues outside of North America increased $4.6 million, or 25.8%, from $17.9 million to $22.6 million. The overall increase in revenue was primarily attributable to continued market growth for gene cloning, expression and analysis kits and increased market penetration of our gene cloning, expression and analysis product lines. While our European revenue increase was positively impacted by an additional five months of revenues from our Serva fine chemicals product line, acquired in May 1998, currency rates adversely affected revenues denominated in U.S. Dollars by $1.8 million, a 3.4% decline in revenues. Holding currency conversion rates constant with those in 1998 and excluding the Serva product line revenues, European revenues increased 39%.

     We expect that future revenues will be affected by new product introductions, competitive conditions, customer research budgets, and the rate of expansion of our customer base.

     GROSS MARGIN. Our gross margin increased from $34.5 million in 1998 to $45.3 million in 1999. Gross margin as a percentage of revenues increased from 64% to 66% for these periods. Gross margin improvements during the period were primarily a result of absorbing certain manufacturing labor and overhead costs over an increased revenue base in addition to general price increases, higher grant revenue, lower shipping costs and decreased royalty expenses. The increase in gross margins was partially offset by currency losses incurred by our Netherlands subsidiary on inventory purchased from our U.S. operations.

     We believe that gross margin for future periods could be affected by sale volumes, competitive conditions, royalty payments on licensed technologies and foreign exchange factors. The functional currency of our Netherlands subsidiary, Invitrogen B.V., is the Netherlands Guilder (NLG) and for our German subsidiaries, NOVEX GmbH and Serva GmbH, is the Deutsche Mark. The translation from NLG and the Deutsche Mark to the U.S. Dollar for revenue and expenses is based on the average exchange rate during the period; large increases or decreases in the spread between currencies have affected and may continue to affect gross margin and reported income. All three European subsidiaries conduct their European business in the currencies of their significant customers. Exchange gains or losses arising from transactions denominated in these currencies are recorded using the actual exchange differences on the date of the transaction. Large increases or decreases in these currency fluctuations could also impact gross margin and reported profits.

     SALES AND MARKETING. Sales and marketing expenses increased 22% from $11.4 million in 1998 to $13.9 million in 1999. As a percentage of revenues, sales and marketing expenses decreased from 21% to 20% for these periods as our revenue growth continued to outpace spending on sales and marketing.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 9% from $8.1 million in 1998 to $8.8 million in 1999. As a percentage of revenues, general and administrative expenses decreased from 15% to 13% for these periods. The absolute increase resulted from the continued expansion of administrative resources to support our growth and requirements as a newly public company. The decline as a percentage of revenues occurred as a fixed portion of our general and administrative expenses was spread over a larger revenue base.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased 13% from $8.6 million in 1998 to $9.7 million in 1999. As a percentage of revenues, research and development expenses decreased from 16% in 1998 to 14% in 1999 as our revenue growth has outpaced our spending for research and development. The absolute increase resulted from increased costs associated with the expansion of research and business development competencies in our core gene cloning, expression and analysis business.

     OTHER INCOME (EXPENSE). Other income and expense, net, increased $1.5 million, from $0.2 million in 1998, to $1.7 million in 1999. This increase resulted mainly from higher interest income earned on larger average balances of cash and cash equivalents during the period.

     PROVISION FOR INCOME TAXES. Our effective tax rate decreased from 36% in 1998 to 35% for 1999. The decrease in our effective tax rate resulted from tax deductible interest earned on investments during 1999 offset by certain merger related costs incurred in August 1999 that are not deductible for tax purposes.

YEARS ENDED DECEMBER 31, 1998 AND 1997

     REVENUES. Revenue increased $12.5 million, or 30%, from $41.2 million in 1997 to $53.7 million in 1998. For these same periods, revenues in North America increased $5.8 million, or 20%, from $29.6 million to $35.4 million, and revenue outside North America increased $6.7 million, or 57%, from $11.6 million to $18.3 million. The acquisition of the Serva product line in 1998 accounted for $2.8 million of the increase in revenues for 1998. Excluding the Serva product line revenues in 1998, revenue growth outside North America was $3.8 million, or 33%. The overall increase in revenue was primarily attributable to continued market growth for gene cloning, expression and analysis kits and increased market penetration of our gene cloning, expression and analysis product lines. In 1998 our new products contributed approximately $2.7 million in revenue.

     GROSS MARGIN. Our gross margin increased from $25.2 million in 1997 to $34.5 million in 1998. Gross margin as a percentage of revenues increased from 61% to 64% for these periods. Gross margin improvements during the period were primarily a result of absorbing certain manufacturing labor and overhead costs over an increased revenue base. These improvements were offset slightly by a low gross margin on Serva product revenues which was 36% in 1998 and one-time charges to cost of goods sold for process and design changes in the manufacturing of electrophoresis products in 1998. Foreign currency fluctuations had a negligible impact during both periods.

     SALES AND MARKETING. Sales and marketing expenses increased 37% from $8.3 million in 1997 to $11.4 million in 1998. As a percentage of revenues, sales and marketing expenses increased from 20% to 21% for these periods. These increases resulted from the growth of our field sales force in North America and Europe and the addition of expenses related to the Serva product line.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 11% from $7.3 million in 1997 to $8.1 million in 1998. As a percentage of revenues, general and administrative expenses decreased from 18% to 15% for these periods. The absolute increase resulted from the continued expansion of administrative resources to support our growth and the addition of expenses related to the Serva product line. The decline as a percentage of revenues occurred as a fixed portion of our general and administrative expenses was spread over a larger revenue base.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased 45% from $5.9 million in 1997 to $8.6 million in 1998. As a percentage of revenues, research and development expenses increased from 14% to 16% for these periods. The increases resulted primarily from the development of our high-throughput gene cloning and expression technology and greater personnel and research supplies expense as we continue to expand our gene cloning, expression, analysis and related products.

     OTHER INCOME (EXPENSE). Other income and expense, net, increased $0.1 million, from $0.1 million in 1997, to $0.2 million in 1998. This increase resulted from higher interest income earned on larger average balances of cash and cash equivalents during the period offset by lower gains on foreign currency transactions.

     PROVISION FOR INCOME TAXES. Our effective tax rate remained the same at 36% for 1998 and 1997. Years Ended December 31, 1997 and 1996

LIQUIDITY AND CAPITAL RESOURCES

     Net cash from operating activities generated $10.9 million during 1999. Net cash generated from financing activities totaled $88.8 million and reflects $107.9 million in net proceeds from the sale of common stock in our initial public offering, our secondary stock offering and from stock option exercises, reduced by $17.1 million that was used to redeem preferred and non-voting common stock and pay accrued dividends and $2.1 million that was used to pay off debt acquired in the NOVEX merger. Capital expenditures and payments for intangible assets for 1999 totaled $2.8 million and $1.3 million, respectively.

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

     As of December 31, 1999 we had cash and cash equivalents totaling $102.2 million and working capital of $113.9 million. Our funds are currently invested in U.S. Treasury and government agency obligations, commercial paper and dividend-bearing securities. With the cash available from our initial public offering we reduced our available line of credit from $10.0 million to $3.0 million in June 1999. This line of credit expires in October 2001, and at December 31, 1999 no amounts were outstanding. In August 1999 we assumed NOVEX's $1.2 million line of credit facility, which expires in August 2000. At December 31, 1999, $35,000 was outstanding under this line of credit.

     In November 1999, we completed an equity offering and issued 2,400,000 shares of our common stock at a price of $25.00 per share. We received $56.5 million in cash, net of underwriting discounts, commissions and offering costs.

     During the fourth quarter of 1999 we recorded a current income tax receivable of $4.5 million and current deferred income taxes of $1.7 million representing amounts deductible for income tax purposes for non-qualified stock option exercises and disqualifying dispositions of our common stock by employees during the 1999. This benefit is reflected as additional paid-in capital in the December 31, 1999 balance sheet.

     On February 2, 2000 we completed our merger with Research Genetics. As consideration for the merger, we issued 3,200,000 shares of our common stock for all of the outstanding common stock of Research Genetics. Costs incurred as a result of the merger and related integration are expected to be $6.1 million and are subject to change. These costs will be expensed in February 2000, after the merger is completed.

     In March 2000 we issued $172,500,000 in 5 1/2% Convertible Subordinated Notes due 2007. The notes were priced on February 24, 2000 at 100% of their principal amount and are convertible into 2,024,648 shares of Invitrogen's common stock. Interest is payable semiannually on March 1 and September 1. The Notes may be redeemed, in whole or in part, at the option of Invitrogen on or after March 1, 2003.

     We expect that our cash and cash equivalents, funds from operations and interest income earned thereon will be sufficient to fund our operations for at least two years. Our future capital requirements and the adequacy of our available funds will depend on many factors, including scientific progress in our research and development programs, the magnitude of those programs, our ability to establish collaborative and licensing arrangements, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments and future business acquisitions.

CURRENCY HEDGING AND FOREIGN CURRENCY TRANSLATION

     We conduct business transactions with our subsidiary in the Netherlands and with our foreign distributors, including those in Asia, in U.S. Dollars. Transactions with the German subsidiaries are denominated in foreign currencies. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts with respect to transactions with our German subsidiaries or transactions with our European customers. However, in the normal course of business, Invitrogen B.V. from time to time purchases exchange-traded put options on U.S. Dollars and U.K. Pounds Sterling to mitigate foreign currency exposure. At December 31, 1999 outstanding options totaled $2.8 million and mature on various dates through December 2000.

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

YEAR 2000 EFFECT ON COMPUTER SYSTEMS

     Although the date is now past January 1, 2000 and we have not experienced immediate adverse impact from the transition to the Year 2000, we cannot provide assurances that we, our customers or our vendors have not been affected in a manner that is not yet apparent. In addition, some computer programs that were date-sensitive to the Year 2000 may not have been programmed to process the Year 2000 as a leap year, and any negative consequential effects may remain unknown. As a result, we will continue to monitor our Year 2000 compliance and the Year 2000 compliance of our customers and vendors. Due to the general uncertainty inherent in the Year 2000 problem, especially the uncertainty regarding the Year 2000 compliance of our customers and vendors, we are unable to determine at this time whether the Year 2000 problem will have a material adverse effect on our business, results of operations and financial condition.

     To date we have spent immaterial amounts to comply with accounting and statutory requirements regarding the Year 2000. We believe that we will spend minimal additional amounts for Year 2000 issues in the foreseeable future. These assessments have not been independently verified.

     If we discover Year 2000 errors or defects in our internal systems, we may have to spend substantial amounts in making repairs. These errors may result in the temporary failure of our manufacturing, accounting and financial systems, which in turn would delay the taking and processing of orders.

ISSUES RELATED TO THE EUROPEAN MONETARY CONVERSION

     On January 1, 1999, certain member states of the European Economic Community (EEC), including the Netherlands, fixed their respective currencies to a new currency, the Euro. On that day, the Euro became a functional legal currency within these countries. During the three years beginning on January 1, 1999, business in these EEC member states will be conducted in both the Euro and the existing national currency, such as the Netherlands Guilder, French Franc or Deutsche Mark. Businesses will be required to complete transition to the Euro and begin reporting and conducting their transactions in the Euro by January 1, 2002. On July 1, 2002 the existing national currencies will be withdrawn and will no longer be considered legal tender.

     Companies operating in or conducting business in EEC member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling the existing currencies, as well as the Euro. We have tested our internal systems and are able to process orders and invoices in the Euro as well as the local currency for the members of the monetary union. To date we have spent immaterial amounts to comply with these statutory requirements. These assessments have not been independently verified. However, we have not determined the costs related to any problems that may arise in the future due to the inability of any of our customers or vendors to comply with the statutory requirements. Any such problems may materially adversely affect our business, operating results and financial condition.

ITEM 7A.-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are subject to interest rate risk. Our investment portfolio is maintained in accordance with our investment policy which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. We do not utilize any form of interest rate swap agreements to manage our exposure to fluctuations in earnings due to changes in interest rates. At December 31, 1999, cash and cash equivalents are invested primarily in securities with maturities of less than 90 days. Since the fair value of the Invitrogen's cash and cash equivalents approximated carrying value due to the short-term nature of the investments, any increase in interest rates would not have had a material impact on the ending fair value of our cash equivalents. We would, however, be at risk for lower earnings should interest rates decline unexpectedly.

     See also the discussion above under "Currency Hedging and Foreign Currency Translation" for additional quantitative and qualitative disclosures about market risk.

ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Invitrogen Corporation:

     We have audited the accompanying consolidated balance sheets of Invitrogen Corporation (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Invitrogen Corporation and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles in the United States.

                                                     ARTHUR ANDERSEN LLP

San Diego, California
March 1, 2000

                    INVITROGEN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                                                                   DECEMBER 31,
                                                                                      -------------------------------------
                                                                                           1999                   1998
                                       ASSETS
Current Assets:
   Cash and cash equivalents.....................................................      $  102,220               $  2,316
   Short-term investments........................................................               -                  4,214
   Accounts receivable, net of allowance for doubtful accounts of $435 and $266..           7,027                  5,628
   Note receivable officer.......................................................               -                    150
   Inventories...................................................................           5,344                  5,374
   Income taxes receivable.......................................................           4,495                      -
   Deferred income taxes.........................................................           3,216                    767
   Prepaid expenses and other current assets.....................................             845                  1,294
                                                                                       ----------              ---------
     Total current assets........................................................         123,147                 19,743
Property and Equipment, net......................................................           8,400                 10,036
Intangible Assets, net...........................................................           3,651                  1,708
Deferred income taxes............................................................             117                    106
Other Assets.....................................................................             229                    457
                                                                                       ----------              ---------
     Total assets................................................................      $  135,544              $  32,050
                                                                                       ==========              =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Note payable to bank..........................................................      $       35              $     779
   Current portion of long term obligations......................................           1,011                    995
   Accounts payable..............................................................           2,351                  3,106
   Accrued expenses..............................................................           4,724                  2,836
   Income taxes payable..........................................................           1,080                    802
                                                                                       ----------              ---------
     Total current liabilities...................................................           9,201                  8,518
                                                                                       ----------              ---------
Long term obligations............................................................             721                  1,116
                                                                                       ----------              ---------
Commitments and contingencies

Non-voting Redeemable Common Stock of Invitrogen B.V; Subsidiary common stock,
   66,000 shares authorized; no shares issued or outstanding on December 31,
   1999 and 18,000 issued and outstanding on December 31, 1998...................               -                  1,599
                                                                                       ----------              ---------
Convertible Redeemable Preferred Stock; $0.01 par value, 2,202,942 shares authorized; no shares issued or outstanding on December 31, 1999 and
   2,202,942 shares issued and outstanding on December 31, 1998..................               -                 16,141
                                                                                       ----------              ---------
Stockholders' Equity:

Common stock; $0.01 par value, 50,000,000 shares authorized; 19,071,140 and
   9,948,035 shares issued and outstanding at December 31, 1999 and 1998,
   respectively..................................................................             191                    100
Additional paid-in-capital.......................................................         119,496                  4,705
Deferred compensation............................................................            (746)                  (962)
Value of common stock designated pursuant to Employee Stock Ownership Plan.......               -                    100
  Foreign currency translation adjustment........................................            (520)                   (40)
  Retained earnings..............................................................           7,201                    773
                                                                                       ----------              ---------
     Total stockholders' equity..................................................         125,622                  4,676
                                                                                       ----------              ---------
     Total liabilities and stockholders' equity..................................      $  135,544              $  32,050
                                                                                       ==========              =========

     The accompanying notes are an integral part of these consolidated balance sheets.

                     INVITROGEN CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                                  ----------------------------------
                                                                      1999       1998        1997
Revenues .......................................................   $ 68,312    $ 53,660    $ 41,182
Cost of Revenues ...............................................     23,018      19,191      15,958
                                                                   --------    --------    --------
   Gross margin ................................................     45,294      34,469      25,224

Operating Expenses:
  Sales and marketing ..........................................     13,900      11,352       8,305
  General and administrative ...................................      8,837       8,091       7,312
  Research and development .....................................      9,699       8,603       5,918
  Merger costs .................................................      4,379           -           -
                                                                   --------    --------    --------
     Total operating expenses ..................................     36,815      28,046      21,535
                                                                   --------    --------    --------
       Income from operations ..................................      8,479       6,423       3,689
                                                                   --------    --------    --------
Other Income (Expense):
  Net gains (losses) on foreign currency transactions ..........        (90)         25         145
  Interest and other expense ...................................       (244)       (249)       (242)
  Interest and other income ....................................      2,054         441         214
                                                                   --------    --------    --------
                                                                      1,720         217         117
                                                                   --------    --------    --------
Income before provision for income taxes .......................     10,199       6,640       3,806
Provision for income taxes .....................................      3,534       2,410       1,371
                                                                   --------    --------    --------
Net income .....................................................      6,665       4,230       2,435
   Less:  Preferred stock dividends ............................       (163)       (900)       (475)
          Accretion of non-voting redeemable common stock ......        (74)       (204)       (175)
          Adjustment to beneficial conversion feature related to
           convertible preferred stock .........................        985           -     (15,000)
                                                                   --------    --------    --------
       Net income (loss) applicable to common shares ...........   $  7,413    $  3,126    $(13,215)
                                                                   ========    ========    ========
Earnings (loss) per share:
  Basic ........................................................   $   0.47    $   0.26    $  (1.15)
                                                                   ========    ========    ========
  Diluted ......................................................   $   0.40    $   0.23    $  (1.15)
                                                                   ========    ========    ========
Weighted average shares used in per share calculation:
  Basic ........................................................     15,869      12,152      11,461
  Diluted ......................................................     18,429      13,883      11,461

              The accompanying notes are an integral part of these consolidated financial statements.

                                     INVITROGEN COPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                 (IN THOUSANDS)


                                                                                   COMMON STOCK
                                                                     ---------------------------------------
                                                COMMON STOCK             SERIES A              SERIES B         ADDITIONAL
                                              ----------------       ----------------      ----------------       PAID-IN
                                              SHARES    AMOUNT       SHARES    AMOUNT      SHARES    AMOUNT       CAPITAL
  Balance at December 31, 1996 ............        2,522    $  26        7,226    $   -         1,188   $   -     $   4,356
Recapitalization of stock .................        8,414       84      (7,226)        -       (1,188)       -          (84)
Value of common stock designated pursuant
  to Employee Stock Ownership Plan ........            -        -            -        -             -       -             -
Deferred compensation .....................            -        -            -        -             -       -           664
Amortization of deferred compensation
  expense .................................            -        -            -        -             -       -             -
Common stock issued under employee plans ..          202        2            -        -             -       -           258
Repurchase of common stock ................         (87)      (1)            -        -             -       -         (333)
Repurchase of common stock under stock
  purchase agreement ......................      (1,102)     (11)            -        -             -       -       (1,104)
Beneficial conversion feature related to
  convertible preferred stock .............           -        -             -        -             -       -        15,000
Accretion of beneficial conversion
  feature related to convertible
  preferred stock .........................           -        -             -        -             -       -      (15,000)
Preferred stock dividends declared and
  accretion of redemption value over
  stated value on subsidiary common stock
  issued to NOM ...........................           -        -             -        -             -       -             -
Foreign currency translation adjustment ...           -        -             -        -             -       -             -
Net income ................................           -        -             -        -             -       -             -
                                                 ------   ------        ------   ------        ------  ------        ------
  Balance at December 31, 1997 ............       9,949      100             -        -             -       -         3,757
Value of common stock designated
  pursuant to Employee Stock Ownership
  Plan ....................................           -        -             -        -             -       -             -
Deferred compensation .....................           -        -             -        -             -       -           683
Amortization of deferred compensation
  expense .................................           -        -             -        -             -       -             -
Common stock issued under employee plans ..          33        -             -        -             -       -           130
Tax effect of exercise of stock options ...           -        -             -        -             -       -           138
Repurchase of common stock ................        (34)        -             -        -             -       -         (150)
Stock option issued to acquire Morphagen,
  Inc. ....................................          -         -             -        -             -       -           147
Preferred stock dividends declared and
  accretion of redemption value over                                                                                      -
  stated value on subsidiary common stock
  issued to NOM ...........................          -         -             -        -             -       -             -
Foreign currency translation adjustment ...          -         -             -        -             -       -             -
Net income ................................          -         -             -        -             -       -             -
                                                ------    ------        ------   ------        ------  ------        ------
  Balance at December 31, 1998 ............      9,948       100             -        -             -       -         4,705
Initial public stock offering .............      3,525        35             -        -             -       -        48,094
Conversion of redeemable preferred stock ..      2,203        22             -        -             -       -           729
Adjustment to beneficial conversion
  feature related to convertible preferred
   stock ..................................          -         -             -        -             -       -         (985)
Accretion of beneficial conversion
  feature related to convertible preferred
  stock ...................................         --        --             -        -             -       -           985
Secondary stock offering ..................      2,400        24             -        -             -       -        56,443
Deferred compensation .....................         --        --             -        -             -       -           126
Amortization of deferred compensation
  expense .................................         --       --              -        -             -       -          (20)
Common stock issued under employee plans           995       10              -        -             -       -         3,219
Tax effect of exercise of stock options ...         --       --              -        -             -       -         6,200
Preferred stock dividends declared and
  accretion of redemption value over
  stated value on subsidiary common                                                                                      -
  stock issued to NOM .....................          -        -              -        -             -       -             -
Foreign currency translation adjustment ...          -        -              -        -             -       -             -
Net income ................................          -        -              -        -             -       -             -
                                                ------   ------         ------   ------        ------  ------        ------
  Balance at December 31, 1999 ..........       19,071    $ 191              -    $   -             -       -      $119,496
                                                ======   ======         ======   ======        ======  ======        ======


                                                                 EMPLOYEE
                                                                 OWNERSHIP     FOREIGN      RETAINED
                                                   DEFERRED        PLAN        CURRENCY     EARNINGS     STOCKHOLDERS' COMPREHENSIVE
                                                 COMPENSATION  CONTRIBUTION  TRANSLATION    (DEFICIT)       EQUITY        INCOME
  Balance at December 31, 1996 ............       $      -      $    100      $   (29)      $  2,247      $   6,700    $       -
Recapitalization of stock .................              -             -             -             -              -            -
Value of common stock designated pursuant
  to Employee Stock Ownership Plan ........              -           100             -             -            100            -
Deferred compensation .....................          (664)             -             -             -              -            -
Amortization of deferred compensation
  expense .................................            169             -             -             -            169            -
Common stock issued under employee plans ..              -         (100)             -             -            160            -
Repurchase of common stock ................              -             -             -             -          (334)            -
Repurchase of common stock under stock
  purchase agreement ......................              -             -             -       (6,385)        (7,500)            -
Beneficial conversion feature related to
  convertible preferred stock .............              -             -             -             -       (15,000)            -
Accretion of beneficial conversion
  feature related to convertible
  preferred stock .........................              -             -             -             -         15,000            -
Preferred stock dividends declared and
  accretion of redemption value over
  stated value on subsidiary common stock
  issued to NOM ...........................              -             -             -         (650)          (650)            -
Foreign currency translation adjustment ...              -             -          (95)             -           (95)         (95)
Net income ................................              -             -             -         2,435          2,435        2,435
                                                  --------      --------      --------      --------      ---------    ---------
  Balance at December 31, 1997 ............          (495)           100         (124)       (2,353)            985    $   2,340
                                                                                                                       =========
Value of common stock designated
  pursuant to Employee Stock Ownership
  Plan ....................................              -           100             -             -            100            -
Deferred compensation .....................          (683)             -             -             -              -            -
Amortization of deferred compensation
  expense .................................            216             -             -             -            216            -
Common stock issued under employee plans ..              -         (100)             -             -             30            -
Tax effect of exercise of stock options ...              -             -             -             -            138            -
Repurchase of common stock ................              -             -             -             -          (150)            -
Stock option issued to acquire Morphagen,
  Inc. ....................................              -             -             -             -            147            -
Preferred stock dividends declared and
  accretion of redemption value over
  stated value on subsidiary common stock
  issued to NOM ...........................              -             -             -       (1,104)        (1,104)            -
Foreign currency translation adjustment ...              -             -            84             -             84           84
Net income ................................              -             -             -         4,230          4,230        4,230
                                                  --------      --------      --------      --------      ---------    ---------
  Balance at December 31, 1998 ............          (962)           100          (40)           773          4,676    $   4,314
                                                                                                                       =========
Initial public stock offering .............              -             -             -             -         48,129            -
Conversion of redeemable preferred stock ..              -             -             -             -            751            -
Adjustment to beneficial conversion
  feature related to convertible preferred
   stock ..................................              -             -             -             -            985            -
Accretion of beneficial conversion
  feature related to convertible preferred
  stock ...................................              -             -             -             -          (985)            -
Secondary stock offering ..................              -             -             -             -         56,467            -
Deferred compensation .....................          (126)             -             -             -              -            -
Amortization of deferred compensation
  expense .................................          (342)             -             -             -            322            -
Common stock issued under employee plans...              -         (100)             -             -          3,129            -
Tax effect of exercise of stock options ...              -             -             -             -          6,200            -
Preferred stock dividends declared and
  accretion of redemption value over
  stated value on subsidiary common
  stock issued to NOM .....................              -             -             -         (237)          (237)            -
Foreign currency translation adjustment ...              -             -         (480)             -          (480)        (480)
Net income ................................              -             -             -         6,665          6,665        6,665
                                                  --------      --------      --------      --------      ---------    ---------
  Balance at December 31, 1999 ............       $  (746)      $      -      $  (520)      $  7,201      $ 125,622    $   6,185
                                                  ========      ========      ========      ========      =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                   INVITROGEN CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (DOLLARS IN THOUSANDS)

                                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                                              -----------------------------------------
                                                                                    1999         1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..............................................................   $   6,665    $   4,230    $   2,435
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization ...........................................       2,717        1,957        1,345
   Amortization of deferred compensation ...................................         322          216          169
   Employee stock ownership plan contribution ..............................           -          100          100
   Deferred income taxes ...................................................        (761)         118         (578)
   Non-cash write-off of investments .......................................           -            -          330
   Non-cash merger related costs ...........................................       1,820            -            -
   Other non-cash adjustments ..............................................         362           26          161
   Changes in operating assets and liabilities:
    Accounts receivable ....................................................      (1,752)      (1,690)        (773)
    Inventories ............................................................         (50)      (2,120)          80
    Prepaid expenses and other current assets ..............................         (70)        (665)        (170)
    Other assets ...........................................................          12         (179)        (265)
    Accounts payable .......................................................        (684)       1,190          745
    Accrued expenses .......................................................       1,968          951          233
    Income taxes payable ...................................................         303          442         (295)
                                                                               ---------    ---------    ---------
       Net cash provided by operating activities ...........................      10,852        4,576        3,517
                                                                               ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Change in short term investments ........................................       4,214         (438)      (3,777)
   Payment received on note receivable from officer ........................         150            -          415
   Purchases of property and equipment .....................................      (2,754)      (7,120)      (2,697)
   Payments for intangible assets ..........................................      (1,267)        (576)        (249)
   Investment in related party .............................................           -            -         (500)
                                                                               ---------    ---------    ---------
       Net cash provided by (used in) investing activities .................         343       (8,134)      (6,808)
                                                                               ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances (principal payments) on lines of credit, net ...................        (714)        (184)         638
   Proceeds from long term obligations .....................................           -        1,300          361
   Principal payments on long term obligations .............................      (1,411)        (845)        (586)
   Proceeds from sale of preferred stock ...................................           -            -       14,766
   Proceeds from sale of common stock ......................................     107,939           30          161
   Redemption of preferred and common stock and payment of accrued
       dividends ...........................................................     (17,060)           -            -
   Repurchase of common stock ..............................................           -         (150)      (7,834)
                                                                               ---------    ---------    ---------
       Net cash provided by (used in) financing activities .................      88,754          151        7,506
   Effect of exchange rate changes on cash .................................         (45)         183         (105)
                                                                               ---------    ---------    ---------
       Net increase (decrease) in cash and cash equivalents ................      99,904       (3,224)       4,110
   Cash and cash equivalents, beginning of period ..........................       2,316        5,540        1,430
                                                                               ---------    ---------    ---------
   Cash and cash equivalents, end of period ................................   $ 102,220    $   2,316    $   5,540
                                                                               =========    =========    =========

                                                                                                  (CONTINUED ON NEXT PAGE)

The accompanying notes are an integral part of these consolidated financial statements.

                                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                                               ----------------------------------------
                                                                                      1999        1998         1997
NONCASH INVESTING AND FINANCING ACTIVITIES:
   Conversion of Convertible Redeemable Preferred Stock into Redeemable
     Preferred Stock .......................................................       $ 14,015     $      -     $     -
                                                                                   ========     ========     =======
   Conversion of Redeemable Preferred Stock into Common Stock ..............       $    751     $      -     $     -
                                                                                   ========     ========     =======
   Preferred dividends declared ............................................       $    163     $    900     $   475
                                                                                   ========     ========     =======
   Accretion of redemption value for redeemable common stock ...............       $     74     $    204     $   175
                                                                                   ========     ========     =======
   Deferred compensation ...................................................       $    164     $    683     $   664
                                                                                   ========     ========     =======
   Contribution of common stock to ESOP ....................................       $    100     $    100     $   100
                                                                                   ========     ========     =======
   Note issued for patent rights ...........................................       $  1,000     $      -     $     -
                                                                                   ========     ========     =======
   Converted deposit to note receivable-officer ............................       $      -     $    150     $     -
                                                                                   ========     ========     =======
   Options issued for assets of Morphagen, Inc. ............................       $      -     $    147     $     -
                                                                                   ========     ========     =======
   Note issued for Serva product line assets acquired ......................       $      -     $    500     $     -
                                                                                   ========     ========     =======
   Accretion of beneficial conversion feature of convertible preferred stock       $      -     $      -     $15,000
                                                                                   ========     ========     =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest ..................................................       $    142     $    253     $   236
                                                                                   ========     ========     =======
   Cash paid for income taxes ..............................................       $  2,944     $  1,466     $ 1,604
                                                                                   ========     ========     =======

The accompanying notes are an integral part of these consolidated financial statements.

                  INVITROGEN CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  AS OF DECEMBER 31, 1999, 1998 AND 1997

1.   BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ACTIVITY

     Invitrogen Corporation (the "Company") was incorporated in the state of California on September 29, 1989. The Company operates in one business segment which develops, manufactures and sells products designed to facilitate molecular biology research. The Company sells its products to researchers at universities, corporations, and research institutions throughout North America, the Pacific Rim and Europe. In 1997, the Company changed its state of incorporation to Delaware. In connection with the Company's recapitalization, all of the Series A common stock and Series B common stock of the former California Corporation were converted to the common stock of the new Delaware corporation; accordingly, Series A common stock and Series B common stock ceased to exist (see Note 3).

     On August 17, 1999, the Company consummated a merger with NOVEX, in a stock-for-stock transaction (see Note 2). NOVEX, formerly known as Novel Experimental Technology, a California Corporation, was incorporated on April 5, 1989. NOVEX manufactures protein and nucleic acid electrophoresis gels and related equipment, solutions, standards, and fine chemicals, primarily for use in research laboratories. This transaction has been accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated for all periods prior to the business combination to include the financial results of Invitrogen and NOVEX.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its 100% controlled subsidiaries, Invitrogen B.V., which commenced operations in The Netherlands in April 1993, NOVEX Electrophoresis GmbH (formerly known as Anamed GmbH), which commended operations in Germany in December 1992, Serva GmbH, incorporated in Germany in May 1998, Invitrogen Export Company, Ltd., a foreign sales corporation incorporated in 1996 and NOVEX International Sales Corporation, incorporated in February 1997. All significant intercompany accounts and transactions have been eliminated in consolidation.

CONCENTRATIONS OF RISKS

     SEGMENT AND GEOGRAPHIC DATA. The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" and has determined that it operates in one business segment dedicated to molecular biology research. The Company does not report product line information as it would be impracticable to do so. Information about the Company by geographic area is as follows:

(IN THOUSANDS)                                           1999        1998        1997
Product sales to unrelated customers located in:
  North America ....................................   $43,255     $34,171     $28,893
  Europe ...........................................    19,528      15,157       8,967
  Pacific Rim ......................................     3,812       3,108       2,651
                                                       -------     -------     -------
     Total product revenue .........................   $66,595     $52,436     $40,511
                                                       =======     =======     =======
Net long-lived assets located in:
  North America ....................................   $ 5,957     $ 6,656
  Europe ...........................................     2,443       3,380
                                                       -------     -------
     Total net long-lived assets ...................   $ 8,400     $10,036
                                                       =======     =======

     CUSTOMERS. Approximately $19.8 million, $15.7 million and $12.8 million, or 29%, 29% and 31% of the Company's revenues during the years ended December 31, 1999, 1998, and 1997, respectively, were derived from university and research institutions which management believes are, to some degree, directly or indirectly supported by the U.S. Government. A change in current research fundings, particularly with respect to the National Institute of Health, may have an adverse impact on the Company's future results of operations.

REVENUE RECOGNITION

     Revenues from product sales are recognized upon shipment to the customer. The Company does not receive material upfront fees; those that are received are deferred and recognized upon shipment to the customers. Grant revenue is recorded as earned, as defined within the specific agreements and is not refundable. Grant revenue was $954,000, $649,000 and $671,000 in 1999, 1998 and 1997, respectively. Cost of grant revenue is included in research and development.

     Royalty revenue is recognized when earned, generally upon the receipt of cash, and is not refundable.

CASH, CASH EQUIVALENTS AND SHORT TERM INVESTMENTS

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 1999 and 1998 consist primarily of U.S. Treasury and government agency obligations, commercial paper and dividend-bearing securities.

INVENTORIES

     Inventories are stated at lower of cost (first-in, first-out method) or market. The Company reviews the components of its inventory on a quarterly basis for excess, obsolete and impaired inventory and makes appropriate dispositions as obsolete stock is identified.

PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets (3 to 20 years) using the straight-line method. Amortization of leasehold improvements is computed on the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Maintenance and repairs are charged to operations as incurred. When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

INTANGIBLE ASSETS

     Intangible assets, representing primarily patents and license agreements, are recorded at cost and amortized on a straight-line basis over estimated useful lives of 5 to 17 years. The excess of cost over the fair value of the net tangible assets purchased (goodwill) arose from the Company's 1996 acquisition of its wholly-owned subsidiary, NOVEX
Electrophoresis GmbH, and is being amortized over ten years.

LONG-LIVED ASSETS

     The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets". The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company periodically re-evaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of its long-lived assets. The criteria used for these evaluations include management's estimate of the asset's continuing ability to generate income from operations and positive cash flow in future periods as well as the strategic significance of any intangible asset in the Company's business objectives.

RESEARCH AND DEVELOPMENT COSTS

     All research and development costs are charged to operations as incurred.

INCOME TAXES

     The Company uses the liability method of accounting for income taxes in accordance with Statement of Financial Statement Accounting Standards No. 109, "Accounting for Income Taxes". Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FOREIGN CURRENCY TRANSLATION

     The balance sheet accounts of the Company's foreign operations are translated from their respective foreign currencies into U.S. dollars at the exchange rate in effect at the balance sheet date and revenue and expense accounts are translated using an average exchange rate during the period of recognition. The effects of translation are recorded as a separate component of stockholders' equity. Exchange gains and losses arising from transactions denominated in foreign currencies are recorded using the actual exchange differences on the date of the transaction and are included in the Consolidated Statements of Income.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of all financial instruments such as cash equivalents, foreign cash accounts, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value because of the short maturity of these items. The Company believes the carrying amounts of the Company's line of credit and obligations under capital leases approximate fair value because the interest rates on these instruments are subject to change with, or approximate, market interest rates.

COMPUTATION OF EARNINGS PER SHARE

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share." SFAS No. 128 requires companies to compute basic and diluted per share data for all periods for which an income statement is presented. Basic earnings per share was computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if the income were divided by the weighted-average number of common shares and potential common shares from outstanding stock options. Potential common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding options. Diluted earnings per share does not consider the impact of the conversion of outstanding redeemable convertible preferred stock as its inclusion would be anti-dilutive for all periods presented. Potentially dilutive securities are not considered in the calculation of net loss per share as their impact would be antidilutive.

COMPREHENSIVE INCOME

     The Company has implemented Statement of Financial Accounting Standards No. 130 "Comprehensive Income". This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Accordingly, in addition to reporting net income under the current rules, the Company is required to display the impact of any fluctuations in its foreign currency translation adjustments as a component of comprehensive income and to display an amount representing total comprehensive income for each period presented.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This SAB summarizes the SEC's view in applying generally accepted accounting principles to revenue recognition in financial statements. This SAB is effective for all registrants during the first quarter of fiscal 2000. Management has reviewed the impact of SAB 101 on the Company's financial statements, and does not believe that its adoption will have a material impact on the Company's financial statements.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement changes the previous accounting definition of derivative--which focused on freestanding contracts such as options and forwards (including futures and swaps)--expanding it to include embedded derivatives and many commodity contracts. Under the Statement, every derivative is recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Earlier application is allowed as of the beginning of any quarter beginning after issuance. The Company does not anticipate that the adoption of SFAS 133 will have a material impact on its financial position or results of operations.

2.   BUSINESS COMBINATIONS

NOVEX MERGER

     On August 17, 1999, the Company consummated a merger with NOVEX, in a stock-for-stock transaction. NOVEX manufactures protein and nucleic acid electrophoresis gels and related equipment, solutions, standards, and fine chemicals, primarily for use in research laboratories.

     Invitrogen issued 2,530,124 shares of common stock in exchange for all the outstanding shares of NOVEX stock based on an exchange ratio of approximately .23188 shares of Invitrogen common stock for each share of NOVEX common stock. Invitrogen also assumed and exchanged all options to purchase NOVEX common stock for options to purchase 469,678 shares of Invitrogen common stock. The merger is intended to qualify as a tax-free reorganization and has been accounted for as a pooling of interests. In August 1999, after the merger was completed, the Company recorded $4.4 million in merger-related costs. These costs included transaction costs to complete the merger, severance, write-downs of duplicate property, plant and equipment and other costs to close duplicate facilities. The duplicate facilities were located in San Diego, California and in Frankfurt, Germany and the closure of these facilities included workforce reductions of approximately 45 employees in 1999 and 22 in 2000. It is expected that the closure of the duplicate facilities will be completed by the end of 2000. At December 31, 1999 the Company had $1.7 million remaining in accrued merger related costs, which are subject to change.

     Prior to the merger, NOVEX used a fiscal year ending March 31. In order to report the combined results on a consistent basis, NOVEX's fiscal years have been recast to a twelve-month period ended December 31, for all periods presented. These recast results have been combined with the corresponding fiscal years ended December 31, 1999, 1998 and 1997, of Invitrogen to arrive at the financial information presented. The combined results of operations of Invitrogen and NOVEX are presented as if the merger had occurred at the beginning of the periods presented.

SERVA ACQUISITION

     In May 1998, the Company purchased the assets of the Serva product line from Boehringer Ingelheim Bioproducts Partnership ("Boehringer Ingelheim") in Heidelberg, Germany. The purchase price was $1.5 million comprised of $.8 million in cash, acquisition costs of $.2 million, and a promissory note for $.5 million. The assets acquired include inventory and property with an estimated fair value of $1.5 million. Revenues, expenses and acquired assets relating to this product line are included in the consolidated financial statements from the date of acquisition

3.   RELATED PARTY TRANSACTIONS

INVESTMENT IN MORPHAGEN, INC.

     In February 1997, the Company entered into an agreement with Morphagen, Inc., a start-up company, for an initial investment of $500,000 in exchange for 109,850 shares of Series A Preferred Stock of Morphagen, Inc. The former president of Morphagen, Inc. is the spouse of a member of the board of directors of the Company. On November 3, 1998, the Company acquired all of the outstanding common stock of Morphagen, Inc. which the Company did not already own for 50,000 options to purchase company stock at $8.50 per share. In connection with this acquisition, the Company recorded $147,000 as additional paid-in capital representing the estimated fair value of the options issued.

COMMON STOCK

     In connection with the Company's recapitalization in 1997, all of the Series A common stock and Series B common stock of the former California Corporation were converted to the common stock of the new Delaware corporation; accordingly, Series A common stock and Series B common stock ceased to exist.

     SERIES A. All outstanding shares of Series A common stock have been issued to founders, directors, employees or consultants of the Company pursuant to agreements which entitles the Company to repurchase the shares at the current market value in the event of termination of employment.

     SERIES B. All outstanding shares of Series B common stock have been issued to the president and majority stockholder of the Company. The Series B common stock has the same rights, preferences, privileges and restrictions of Series A common stock except the Series B shares may not vote in the election of directors of the

Company. In 1997, the Company converted all the outstanding Series B common stock to Series A common stock on a one to one basis.

4.   INVENTORIES

     Inventories include material, labor and overhead costs and consist of the following at December 31:

(IN THOUSANDS)                                   1999        1998
Raw materials and components ...............   $1,405      $1,610
Work in process ............................      856       1,118
Finished goods .............................    3,083       2,646
                                               ------      ------
                                               $5,344      $5,374
                                               ======      ======

5.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at December 31:

 (IN THOUSANDS)                                      1999          1998
Land .........................................   $    185      $    216
Building .....................................      1,400         1,629
Machinery and equipment ......................     12,578        12,215
Leasehold improvements .......................      1,969         1,516
Construction in process ......................         10           302
                                                 --------      --------
                                                   16,142        15,878
Accumulated depreciation and amortization ....     (7,742)       (5,842)
                                                 --------      --------
                                                 $  8,400      $ 10,036
                                                 ========      ========

6.   INTANGIBLE ASSETS

     Intangible assets consist of the following at December 31:

 (IN THOUSANDS)                                      1999         1998
Licensing agreements (see Note 11) ..........     $ 2,841      $   984
Patents and trademarks ......................       1,259          848
Goodwill ....................................         156          156
Other .......................................          49           49
                                                  -------      -------
                                                    4,305        2,037
Accumulated amortization ....................        (654)        (329)
                                                  -------      -------
                                                  $ 3,651      $ 1,708
                                                  =======      =======

7.   ACCRUED EXPENSES

     Accrued expenses consist of the following at December 31:

 (IN THOUSANDS)                                      1999         1998
Accrued purchases ...........................     $   733      $   678
Accrued payroll and related expenses ........       1,233        1,148
Accrued benefit plan contributions ..........         692          254
Accrued merger related costs ................       1,661           --
Accrued other ...............................         405          756
                                                  -------      -------
                                                  $ 4,724      $ 2,836
                                                  =======      =======

8.   LINES OF CREDIT

     In June 1999 the Company reduced its available line of credit from $10 million to $3 million. The credit facility bears interest at the bank's Libor rate (6.5% at December 31, 1999) plus 2% or the bank's prime rate (8.5% at December 31, 1999). The line of credit expires on October 1, 2001. No amounts were outstanding on this credit facility at December 31, 1999. The line is collateralized by assets with a net book value of $135.5 million at December 31, 1999. The line of credit agreement contains various normal and customary financial covenants, which the Company was in compliance with for all periods presented.

     The Company has available an additional credit facility from a bank, which provides a revolving line of credit for advances up to $1.2 million and bears interest at the bank's prime lending rate (8.5% at December 31, 1999) plus 1.0%. At December 31, 1999, $35,000 was outstanding on this line of credit and $1,165,000 was available. The credit facility expires in August 2000. The line is collateralized by assets with a net book value of $7.7 million at December 31, 1999.

9.   LONG TERM OBLIGATIONS

     The Company leases certain equipment under capital leases are due in aggregate monthly installments of $8,000 and mature at various dates through November 2002. Property and equipment, net, at December 31, 1999 and 1998, include approximately $326,000 and $398,000, respectively, of equipment under capital leases which have been capitalized.

     Long term Obligations consist of the following at December 31:

(IN THOUSANDS)                                                                      1999         1998
Note payable to Molecular Biology Resources, principal and interest due annually through June 2003, with interest at 6%, supported by a standby
  letter of credit with a bank ..............................................    $ 1,030      $     -
Note payable to Boehringer Ingelheim, payable $500 plus interest on
  December 31, 1999, with interest at 8%, supported by a standby letter of
  credit with a bank, paid in full January 2000 .............................        500          500
Other notes payable .........................................................         30        1,474
Capital leases ..............................................................        172          137
                                                                                 -------      -------
                                                                                   1,732        2,111
Less current maturities .....................................................     (1,011)        (995)
                                                                                 -------      -------
                                                                                 $   721      $ 1,116
                                                                                 =======      =======

         Maturities of long term obligations at December 31, 1999 are as follows:

   (IN THOUSANDS)
   Years Ending December 31,
   2000..................................................   $ 1,011
   2001..................................................       410
   2002..................................................       211
   2003..................................................       100
                                                            -------
                                                            $ 1,732
                                                            =======

10.  INCOME TAXES

     Significant components of the Company's deferred tax assets and liabilities are as follows at December 31:

(IN THOUSANDS)                                            1999       1998
Deferred tax assets:
  Various accruals .................................   $   749    $   675
  Net operating loss and credit carryforwards ......     2,147         --
  State taxes ......................................        66         91
  Depreciation and amortization ....................       161         --
  Other ............................................       356        121
                                                       -------    -------
Total deferred tax assets ..........................     3,479        887
Deferred tax Liabilities:
  Valuation allowance ..............................        --         --
  Depreciation and amortization ....................      (146)       (14)
                                                       -------    -------
Net deferred tax assets ............................   $ 3,333    $   873
                                                       =======    =======

     Income before income taxes includes the following components for the years ended December 31:

 (IN THOUSANDS)                                  1999        1998        1997
United States ...........................     $ 7,584     $ 5,528     $ 3,065
Foreign .................................       2,615       1,112         741
                                              -------     -------     -------
                                              $10,199     $ 6,640     $ 3,806
                                              =======     =======     =======

     The provision for income taxes consists of the following for the years ended December 31:

(IN THOUSANDS)                                   1999        1998        1997
Current:
  Federal ..............................      $ 4,007     $ 1,587     $ 1,285
  State ................................          972         363         329
  Foreign ..............................        1,015         342         334
                                              -------     -------     -------
Total current provision ................        5,994       2,292       1,948
Deferred:
  Federal ..............................       (2,109)        100        (433)
  State ................................         (351)         18        (144)
                                              -------     -------     -------
Total deferred provision ...............       (2,460)        118        (577)
                                              -------     -------     -------
Total provision ........................      $ 3,534     $ 2,410     $ 1,371
                                              =======     =======     =======

     The difference between the provision for income taxes and the amounts that would be obtained by applying the Federal statutory rate to income before income taxes relates primarily to the utilization of certain tax credit and net operating loss carryforwards.

     The provision for income taxes differs from the amount computed by applying the federal statutory rate to the Company's income before provision for income taxes as follows for the years ended December 31:

(IN THOUSANDS)                                        1999       1998        1997
Federal tax provision at statutory rate ......     $ 3,465    $ 2,258     $ 1,294
State tax, net of federal benefit ............         288        398         228
Foreign Sales Corporation Benefit ............         (98)       (74)        (39)
Research and development and other credits ...        (252)      (323)       (197)
Change in valuation allowance ................          --        (80)         26
Other ........................................         131        231          59
                                                   -------    -------     -------
Provision for income taxes ...................     $ 3,534    $ 2,410     $ 1,371
                                                   =======    =======     =======

     The tax benefit associated with the disqualifying dispositions by employees of shares issued in the Company's stock options plans reduced taxes payable by $6,200,000 and $138,000 for 1999 and 1998, respectively. A portion of this benefit was utilized in the current year and has been reflected as additional paid-in capital in the accompanying statement of stockholders' equity.

11.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     The Company leases certain equipment and its office and manufacturing facilities under operating leases which expire through September 2010. Certain rental commitments provide for specific escalating rental payments and certain commitments have renewal options extending through the year 2015. Rent expense under all operating leases was $1.2 million, $1.3 million and $1.0 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     Future minimum lease commitments for operating leases at December 31, 1999 are as follows:

   Years Ending December 31,
   2000.................................................     $  1,475
   2001.................................................        1,490
   2002.................................................        1,326
   2003.................................................        1,335
   2004.................................................        1,388
   Thereafter...........................................        6,209
                                                             --------
     Total minimum lease payments.......................     $ 13,223
                                                             ========

LICENSING AGREEMENTS

     The Company manufactures and sells certain products under several licensing agreements. The agreements require royalty payments based upon various percentages of sales or profits from the products. Terms of the agreements generally range from the remaining life of the patent up to twenty years and initial costs are amortized over their terms using the straight-line method. Total royalties paid under the agreements were approximately $992,000, $996,000, and $815,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     Certain of the licensing agreements require guaranteed minimum annual royalty payments, to maintain exclusively. Future minimum guaranteed royalties at December 31, 1999 are as follows:

   (IN THOUSANDS)
   Years Ending December 31,
   2000.................................................     $   533
   2001.................................................         598
   2002.................................................         608
   2003.................................................         611
   2004.................................................         575
   Thereafter...........................................       2,227
                                                             -------
                                                             $ 5,152
                                                             =======

PURCHASE COMMITMENTS

     The Company has minimum purchase commitments for inventory from certain vendors. Future minimum guaranteed minimum purchase commitments at December 31, 1999 are as follows:

   (IN THOUSANDS)
   Years Ending December 31,
   2000.................................................     $   812
   2001.................................................         837
   2002.................................................         987
   2003.................................................       1,026
   2004.................................................       1,000
   Thereafter...........................................       1,871
                                                             -------
                                                             $ 6,533
                                                             =======

LITIGATION

     The Company and its subsidiaries are subject to claims and from time to time are named as defendants in legal proceedings. In the opinion of management, the amount of ultimate liability, if any, with respect to those actions will not materially affect the financial position or results of operations of the Company.

HEDGING

     At December 31, 1999 the Company had outstanding put options to sell 1.7 million pounds sterling at $1.63 per pound. Additionally, the Company had outstanding call options to purchase 1.7 million pounds sterling at $1.66 per pound. These contracts expire monthly through December 2000. The above contracts had no net value at December 31, 1999.

12.  REDEEMABLE COMMON STOCK OF INVITROGEN B.V.

     Effective February 26, 1993, Invitrogen B.V. entered into a money loan agreement with N.V. Noordelijke Ontwikkelingsmaatschappij, Investment and Development Company for the Northern Netherlands ("NOM"). As of December 31, 1994, the due date of the Loan, the Company had borrowed $618,000, at a 15% effective interest rate, under the agreement which had provisions by which NOM could convert its loan balance to Invitrogen B.V. common stock. On April 7, 1995, the Company, Invitrogen B.V. and NOM entered into a Shareholders' Agreement. As a result, Invitrogen B.V. issued 18,000 shares of non-voting redeemable common stock to NOM in exchange for NLG 1.8 million. The proceeds from the issuance of the non-voting redeemable common stock were utilized to retire the outstanding debt of $618,000 (NLG 1.2 million). The Company redeemed all of the shares on April 7, 1999 for the redemption amount of NLG 3,150,000 (USD $1,507,000).

     The excess of the redemption value over the issue price was accredited by periodic charges to equity over the life of the issue through April 7, 1999.

13.  PREFERRED STOCK

AUTHORIZED SHARES

     The Company has authorized 6,405,884 shares of preferred stock, designated as follows:

                                                                            SHARES
   Series A cumulative convertible redeemable preferred stock.........     2,202,942
   Series A redeemable preferred stock................................     2,202,942
   Undesignated preferred stock.......................................     2,000,000
                                                                         -----------
   Total preferred shares.............................................     6,405,884
                                                                         ===========

     The Series A Cumulative Convertible Redeemable Preferred Stock ("Convertible Preferred Stock") accrues dividends at a rate of 6% per annum and has a liquidation preference of $6.8091 per share plus accrued and unpaid dividends. Additionally, the Convertible Preferred Stock entitles the holder thereof to elect one director of the Company and vote on certain other significant transactions, voting together as one separate class. The Convertible Preferred Stock may be voluntarily converted upon the election of holders of not less than 66.67% of the voting power of this stock. The rate at which the Convertible Preferred Stock converts to common stock is automatically adjusted in the event of most future issuances of equity securities by the Company below the original purchase price of the Convertible Preferred Stock. After June 18, 2003, any holders of the Convertible Preferred Stock have the right to require the Company to redeem their shares for the original purchase price plus accrued dividends. There were no shares of Convertible Preferred Stock outstanding at December 31, 1999.

     The Series A Redeemable Preferred Stock ("RPS") accrues dividends at 3% per annum and entitles the holder thereof to one vote per outstanding share in the election of one director of the Company, voting together as a separate class. The RPS is redeemable upon the occurrence of a qualified public offering or sale or other qualified event. Upon liquidation, the RPS is entitled to be paid out of the assets of the Company at the redeemable base liquidation amount (original issue price of $6.8091 per share plus accrued dividends) per share determined at the measurement date. There were no shares of RPS outstanding at December 31, 1999.

ISSUED SHARES

     On June 20, 1997, the Company entered into a stock purchase agreement with a group of three investors ("Investors"). The Company sold 2,202,942 shares of Convertible Preferred Stock at $6.8091 per share to the Investors in exchange for $14,766,000, net of issuance costs. Additionally, the Company repurchased and retired 1,101,471 shares of the Company's common stock at $6.8091 per share, representing the fair value of these shares, from certain stockholders of the Company in exchange for $7.5 million. In accordance with EITF D-60, the maximum possible premium to holders of convertible preferred stock ($15 million) was recognized as a beneficial conversion feature through a charge to equity on June 20, 1997, the date the Convertible Preferred Stock first became convertible. This $15 million charge has been recognized as a reduction to earnings available to common stockholders in 1997.

SUBSEQUENT CONVERSION AND REDEMPTION

     In February 1999, upon the closing of the Company's IPO (see Note 14), each of the 2,202,942 outstanding shares of Convertible Preferred Stock were automatically converted into 2,202,942 shares of common stock and 2,202,942 shares of RPS. At the closing of the IPO, the RPS was redeemed for $14,015,000 and accumulated dividends on the Convertible Preferred Stock of $1,538,000 were paid. Upon determination of the final redemption price of $14,015,000 at the IPO a credit to equity of $985,000 was recorded which has been reported as an adjustment to Income Available to Common Stockholders in the income statement for the quarter ended March 31, 1999.

14.  COMMON STOCK, INITIAL PUBLIC OFFERING AND SECONDARY STOCK OFFERING

AUTHORIZED SHARES

     In November 1998, the Company amended its bylaws to reflect an increase of authorized shares of common stock from 20,000,000 to 50,000,000.

STOCK SPLIT

     On June 20, 1997, the Company approved a recapitalization which authorized 20,000,000 shares of common stock and a stock split that converted each share of Class A and Class B stock into seven shares of common stock of the Company. All prior period share amounts have been restated to reflect the stock split.

INITIAL PUBLIC OFFERING

     In February 1999, the Company completed its initial public offering and issued 3,525,000 newly issued shares of its Common Stock at a price of $15.00 per share. The Company received $48.1 million in cash, net of underwriting discounts, commissions and other offering costs.

SECONDARY STOCK OFFERING

     In November 1999, the Company completed a secondary stock offering and issued 2,400,000 newly issued shares of its Common Stock at a price of $25.00 per share. The Company received $56.5 million in cash, net of underwriting discounts, commissions and offering costs.

15.  EARNINGS PER SHARE

     Earnings per share is calculated as follows for the years ended
December 31:

                                                                                         1999
                                                               -----------------------------------------------------
                                                                  INCOME                SHARES
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                       (NUMERATOR)          (DENOMINATOR)            AMOUNT
Basic EPS:
Income available to common stockholders....................       $7,413                15,869                $0.47
                                                                                                           ========
Stock options..............................................            -                 2,560
                                                                --------              --------
Diluted EPS:
Income available to common stockholders plus assumed
   conversions.............................................       $7,413                18,429                $0.40
                                                                ========              ========             ========

                                                                                        1998
                                                               -----------------------------------------------------
                                                                 INCOME               SHARES
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                      (NUMERATOR)         (DENOMINATOR)(1)          AMOUNT
Basic EPS:
Income available to common stockholders...................        $3,126               12,152                 $0.26
                                                                                                           ========
Stock options.............................................             -                1,731
                                                                --------              --------

Diluted EPS:
Income available to common stockholders plus assumed
   conversions............................................        $3,126               13,883                 $0.23
                                                                ========              ========             ========

                                                                                        1997
                                                               -----------------------------------------------------
                                                                 INCOME                SHARES
                                                              (NUMERATOR)         (DENOMINATOR)(1)           AMOUNT
Basic and Diluted EPS:
Loss available to common stockholders.....................     $(13,215)                11,461               $(1.15)
                                                               =========              ========             ========

------------------------
     (1) In accordance with SAB Topic 4D, the Company considers any common stock issuable upon the occurrence of an IPO for little or no consideration as a nominal issuance. In accordance with the above bulletin, the Company has considered 2,202,942 common shares issuable in connection with the conversion of convertible preferred stock to be a nominal issuance and outstanding for all periods since the original issuance of the underlying security.

16.  EMPLOYEE BENEFIT PLANS

EMPLOYEE STOCK OWNERSHIP PLANS

     The Company has an Employee Stock Ownership Plan ("ESOP") covering all Invitrogen employees who have completed one year of continuous service or have completed 1,000 hours of service in a twelve-month period prior to entry date. Contributions to the ESOP are made at the discretion of the Board of Directors. Contributions of $100,000 were designated for the ESOP for each of the years ended December 31, 1998 and 1997. Future contributions to the ESOP were terminated as of December 31, 1998. The assets of the ESOP were distributed to the participants or rolled into the Invitrogen 401(k) plan or other qualified retirement plans as designated by the participants in December 1999 and January 2000.

     The Company also has a 401(k)/ESOP plan covering all NOVEX employees who have completed 1,000 or more hours of service within a twelve-month period. Contributions to the 401(k)/ESOP are based upon a Company match of employee 401(k) salary deferrals, as well as a discretionary percentage of eligible participants' total compensation. The Company made contributions of $117,000, $136,000 and $383,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The Company intends to terminate the 401(k)/ESOP plan and to distribute the assets to the participants or roll those assets into the Invitrogen 401(k) plan or other qualified retirement plans as designated by the participants.

SECTION 401(K) PROFIT SHARING PLAN

     The Company has a profit sharing plan which allows each eligible employee to voluntarily make pre-tax deferred salary contributions. The Company may make matching contributions in amounts as determined by the board of directors. The Company made matching contributions of approximately $313,000, $179,000 and $134,000, for the years ended December 31, 1999, 1998 and 1997, respectively.

EMPLOYEE STOCK PURCHASE PLAN

     The Company has an employee stock purchase plan which became effective upon the Company's initial public offering in February 1999. During 1999 employees purchased 34,191 shares at an average price of $12.86 per share. As of December 31, 1999 there were 215,809 shares of the Company's common stock reserved for future issuance under the plan.

17.  STOCK OPTION PLANS

     The Company has four stock option plans, the 1995 and 1997 Invitrogen Corporation Stock Option Plans and the 1996 and 1998 NOVEX Stock Option/Stock Issuance Plans. Under these plans, incentive stock options are granted to eligible employees to purchase shares of the Company's common stock at an exercise price equal to no less than the estimated fair market value of such stock as determined by the Board of Directors on the date of grant; nonqualified stock options are granted at an exercise price of no less than 85% of the fair market value of the common stock on the date of grant. The Company recognizes as compensation expense the difference between the exercise price and the fair market value of the common stock on the date of grant. Stock based compensation expense is deferred and recognized over the vesting period of the stock option. During the years ended December 31, 1999, 1998 and 1997 the Company recognized $322,000, $216,000 and $169,000, respectively, in stock based compensation expense.

     The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the fixed stock option or stock purchase plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:

   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)        1999       1998        1997
   Income available to common stockholders:
     As reported................................  $7,413     $3,126     $(13,215)
     Pro forma..................................   5,386      2,892      (13,229)
   Basic earnings per share:
     As reported................................  $ 0.47     $ 0.26     $  (1.15)
     Pro forma..................................    0.34       0.24        (1.15)
   Diluted earnings per share:
     As reported................................  $ 0.40     $ 0.23     $  (1.15)
     Pro forma..................................    0.29       0.21        (1.15)

     Under these four Plans, the Company may grant up to 5,962,875 options, of which 3,430,800 are outstanding and 1,365,359 are available for future issuance at December 31, 1999. Options vest immediately or over a period of time ranging up to five years, are exercisable in whole or in installments, and expire ten years from date of grant.

     A summary of the status of the Company's stock option plans at December 31, 1997, 1998 and 1999 and changes during the periods then ended is presented in the tables below:

                                                                WTD. AVG.
   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)       SHARES        EX. PRICE
   Outstanding at December 31, 1996.............  3,605         $  1.01
    Granted.....................................    393         $  3.88
    Exercised...................................   (179)        $  0.90
    Canceled.................................... (1,579)        $  0.90
                                                 ------
   Outstanding at December 31, 1997.............  2,240         $  1.60
    Granted.....................................  1,429         $  8.00
    Exercised...................................    (20)        $  1.66
    Canceled....................................    (29)        $  2.80
                                                 ------
   Outstanding at December 31, 1998.............  3,620         $  4.12
    Granted.....................................  1,155         $ 25.69
    Exercised...................................   (953)        $  2.75
    Canceled....................................   (391)        $ 15.89
                                                 ------
   Outstanding at December 31, 1999.............  3,431         $ 10.40
                                                 ======
   Exercisable at December 31, 1999.............  1,540         $  4.76

         At December 31, 1999:

   (OPTIONS IN THOUSANDS)
                                                           WTD. AVG.
                                                           REMAINING
       OPTIONS         OPTIONS           EXERCISE         CONTRACTUAL
     OUTSTANDING     EXERCISABLE          PRICE          LIFE IN YEARS
   1,024              916             $ 0.84-$ 1.78         5.1
   1,108              403             $ 3.28-$ 8.63         8.0
     489              110             $12.00-$19.44         9.0
     787              111             $24.56-$29.75         9.6
      23                -             $47.88-$48.00        10.0
   -----            -----
   3,431            1,540             $10.40                7.7
   =====            =====

     The fair value of each option grant is estimated on the date of grant using the present value pricing method as described in SFAS No. 123. The underlying assumptions used to estimate the fair values of options granted during the years ended December 31 are as follows:

                                                           1999        1998        1997
   Weighted average risk free interest rate...........     5.55%       5.48%       5.89%
   Expected option life...............................   5.4 yrs     8.7 yrs     7.0 yrs
   Expected stock price volatility....................       45%          0%          0%
   Expected dividend yield............................         -           -           -
   Weighted average fair value of options granted.....    $12.47       $3.04       $1.26

18.   SUBSEQUENT EVENTS

RESEARCH GENETICS MERGER
     On February 2, 2000, the Company completed a merger with Research Genetics, a privately held U.S. company that supplies products and services for functional genomics and gene-based drug discovery research. The Company issued 3.2 million shares of common stock for all of the outstanding common stock of Research Genetics. The transaction will be accounted for as a pooling of interests and qualifies as a tax free exchange. Costs incurred as a result of the merger and related integration are expected to be $6.1 million and are subject to change. These costs will be expensed in February 2000 upon completion of the merger.

     The following supplemental combined financial information is presented to show the combined results of operations of Invitrogen and Research Genetics as if the merger had occurred at the beginning of the periods presented.

                                                  SUPPLEMENTAL COMBINED FINANCIAL INFORMATION AS OF
                                                                       DECEMBER 31,
                                                  -------------------------------------------------
   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)       1999              1998               1997
   Income available to common stockholders:
   Revenues                                       $ 92,880          $ 70,567           $ 55,334
   Net income                                        9,060             5,519              3,417
   Net income (loss) applicable to common
     shares                                          9,808(1)          4,415            (12,233)(2)
   Earnings (loss) per share:
     Basic                                        $   0.51(1)       $   0.29           $  (0.83)(2)
     Diluted                                      $   0.45(1)       $   0.26           $  (0.83)(2)

    -----------------------
    (1)1999 includes a $1.0 million credit to equity for an adjustment to the beneficial conversion feature related to convertible preferred stock.
    (2)1997 includes a $15 million charge to equity for an adjustment to the beneficial conversion feature related to convertible preferred stock.

CONVERTIBLE SUBORDINATED NOTES

     On March 1, 2000 we issued $172,500,000 in 5 1/2% Convertible Subordinated Notes due 2007. The notes were priced on February 24, 2000 at 100% of their principal amount and are convertible into 2,024,648 shares of Invitrogen's common stock. Interest is payable semiannually on March 1 and September 1. The Notes may be redeemed, in whole or in part, at the option of Invitrogen on or after March 1, 2003.

ITEM 9-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III

     Note that in this Form 10-K, we "incorporate by reference" certain information in parts of other documents filed with the Securities and Exchange Commission (SEC). The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information.

ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information about Directors of the Company is incorporated by reference from our Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 11-EXECUTIVE COMPENSATION

     Information about executive compensation is incorporated by reference from our Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information about security ownership of certain beneficial owners and management is incorporated by reference from our Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information about certain relationships and transactions with related parties is incorporated by reference from our Proxy Statement for the 2000 Annual Meeting of Stockholders.

                                   PART IV

ITEM 14-EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  List of Financial Statements and Financial Statement Schedules:

     The following consolidated financial statements of Invitrogen Corporation are included in Item 8.

                                                                                PAGE
                                                                                ----
   (1) (A)  Report of Independent Public Accountants..........................   F-1
       (B)  Consolidated Financial Statements
           (i)  Consolidated Balance Sheets-..................................   F-2
          (ii)  Consolidated Statements of Income-............................   F-3
         (iii)  Consolidated Statements of Stockholders' Equity-..............   F-4
          (iv)  Consolidated Statements of Cash Flows-........................   F-5
           (v)  Notes to Consolidated Financial Statements-...................   F-7
   (2) Financial Statement Schedules: None.
   (3) List of exhibits filed with this annual report.........................    30

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended December 31, 1999.

(c) Exhibits: For a list of exhibits filed with this annual report, refer to the exhibit index beginning on page [ ].

(d)  Financial Statement Schedules: none.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INVITROGEN CORPORATION


                                        By:      /s/ James R. Glynn
                                           -----------------------------------
                                                   James R. Glynn
                                           Executive Vice President, Chief
                                           Financial Officer and Director

     Pursuant to the requirements of the Securities Act, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:


                   SIGNATURE                                           TITLE                                      DATE
                                                President, Chief Executive Officer and Chairman of           March 13, 2000
                                                the Board of Directors
              /s/ Lyle C. Turner                (PRINCIPAL EXECUTIVE OFFICER)
-----------------------------------------------
                Lyle C. Turner
                                                Executive Vice President, Chief Financial Officer            March 13, 2000
                                                and Director
              /s/ James R. Glynn                (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)
-----------------------------------------------
                James R. Glynn
                                                                                                             March 13, 2000

             /s/ Lewis J. Shuster               Chief Operating Officer and Director
-----------------------------------------------
               Lewis J. Shuster
                                                                                                             March 13, 2000

             /s/ David E. McCarty               Director
-----------------------------------------------
               David E. McCarty
                                                                                                             March 13, 2000

            /s/ Bradley G. Lorimier             Director
-----------------------------------------------
              Bradley G. Lorimier
                                                                                                             March 13, 2000

              /s/ Donald W. Grimm               Director
-----------------------------------------------
                Donald W. Grimm
                                                                                                             March 13, 2000

              /s/ Kurt R. Jaggers               Director
-----------------------------------------------
                Kurt R. Jaggers
                                                                                                             March 13, 2000

               /s/ Jay M. Short                 Director
-----------------------------------------------
                 Jay M. Short

                                INDEX TO EXHIBITS

EXHIBIT
 NUMBER                      DESCRIPTION OF DOCUMENT
    *3.1 Restated Certificate of Incorporation of the Company, as amended.

    *3.2 Amended and Restated Bylaws of the Company.

    *4.1 Specimen Common Stock Certificate.

   *10.1 Form of Indemnification Agreement for directors and executive officers.

   *10.2 1995 Stock Option Plan and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder.

   *10.3 1997 Stock Option Plan, as amended, and forms of Incentive Stock Option
         Agreement and Nonstatutory Stock Option Agreement thereunder.

   *10.4 1998 Employee Stock Purchase Plan and form of subscription agreement thereunder.

   *10.5 Patent License Agreement, effective as of July 1, 1998, among F.
         Hoffmann-La Roche Ltd., Roche Molecular Systems, Inc. and Invitrogen
         Corporation.

   *10.6 License Agreement, dated May 10, 1990, between Molecular Chimerics
         Corporation and Invitrogen Corporation.

   *10.7 Purchase Agreement, effective July 1, 1994, between Cayla and
         Invitrogen, as amended.

   *10.8 License Agreement, dated January 22, 1997, between Sloan-Kettering
         Institute for Cancer Research and Invitrogen.

   *10.9 Lease, dated November 1, 1995, as amended, between CRC and Invitrogen.

  *10.10 Stock Purchase and Stockholders Agreement dated June 20, 1997 among
         Invitrogen, Lyle C. Turner, Joseph Fernandez, TA/Advent VIII L.P.,
         Advent Atlantic and Pacific III, L.P. and TA Venture Investors L.P.

  *10.11 Stock Purchase Agreement dated November 3, 1998, between Morphagen,
         Inc., Heidi Short and Invitrogen Corporation.

  *10.12 Employment Agreement between Theodore De Frank and Invitrogen dated
         September 28, 1995.

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

***10.17 Employment Agreement between NOVEX and David E. McCarty dated July 22,
         1997, assumed by Invitrogen on August 17, 1999.

***10.18 Promissory Note from Lyle C. Turner dated December 1998.

***10.19 Novel Experimental Technology 401(k) Employee Ownership Plan and Trust
         Agreement, dated April 1, 1997, as amended.

***10.20 Invitrogen Corporation Employee Stock Ownership Plan, dated January 1,
         1996.

   10.21 5 1/2% Convertible Subordinated Note Due 2007.

   10.22 5 1/2% Convertible Subordinated Notes due 2007, Purchase Agreement dated February 25, 2000.

   10.23 Indenture dated as of March 1, 2000 between Invitrogen Corporation and
         State Street Bank and Trust Company of California, N.A.

   10.24 5 1/2% Convertible Subordinated Notes Due 2007, Registration Rights
         Agreement dated as of March 1, 2000 by and among Invitrogen
         Corporation, and Donaldson, Lufkin & Jenrette Securities Corporation et al., as Initial Purchasers.

  +10.25 Agreement and Plan of Reorganization, dated as of February 1, 2000, among Invitrogen Corporation, RG Merger Corporation and Research
         Genetics, Inc.

   10.26 2000 Nonstatutory Stock Option Plan.

    13.1 Annual Report to Security Holders.

 ***21.1 List of Subsidiaries.

    23.1 Consent of Arthur Andersen LLP, Independent Public Accountants.

-----------
* Incorporated by reference to the Registrant's Registration Statement on Forms S-1 (File No. 333-68665).

** Incorporated by reference to the Registrant's Registration Statement on Form S-4 (File No. 333-82593).

*** Incorporated by reference to the Registrant's Registration Statement on Forms S-1 (File No. 333-87085).

+ Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-25317).