Form 10-Q
period 2000-03-31
INVITROGEN CORP
filed 2000-05-08
CIK 1073431

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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


As of April 27, 2000 there were 23,397,555 shares of Common Stock outstanding.

PART 1 FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                     INVITROGEN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                                                   MARCH 31,   DECEMBER 31,
                                                                                   ---------   ------------
                                                                                     2000          1999
                                       ASSETS                                     (UNAUDITED)    (AUDITED)
Current Assets:
   Cash and cash equivalents ...................................................   $ 265,411    $ 102,221
   Accounts receivable, net of allowance for doubtful accounts of $835 .........      13,909       11,335
   Note receivable from officer ................................................         183          183
   Inventories .................................................................       7,536        7,490
   Deferred income taxes .......................................................      11,923        3,561
   Prepaid expenses and other current assets ...................................       3,771        5,547
                                                                                   ---------    ---------
     Total current assets ......................................................     307,732      130,337
Property and Equipment, net ....................................................      22,833       21,581
Intangible Assets, net .........................................................       4,124        4,199
Deferred income taxes ..........................................................         117          117
Other Assets ...................................................................       5,859          440
                                                                                   ---------    ---------
     Total assets ..............................................................   $ 335,665    $ 156,675
                                                                                   =========    =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Note payable to bank ........................................................   $      --    $   2,169
                                                                                                ---------
   Current portion of long term obligations ....................................         813        4,457
   Accounts payable ............................................................       2,456        4,300
   Accrued expenses ............................................................       7,055        5,181
   Income taxes payable ........................................................         766        1,681
                                                                                   ---------    ---------
     Total current liabilities .................................................      11,090       17,788
                                                                                   ---------    ---------
Long term obligations ..........................................................       3,024        7,695
                                                                                   ---------    ---------
5.5% Convertible subordinated notes due March 1, 2007 ..........................     172,500         --
                                                                                   ---------    ---------
Commitments and contingencies
Stockholders' Equity:
   Common stock; $0.01 par value, 50,000,000 shares authorized; 23,297,420 and
     22,271,140 shares issued and outstanding at March 31, 2000 and December 31,
     1999, respectively ........................................................         233          223
    Additional paid-in-capital .................................................     140,937      121,269
    Deferred compensation ......................................................        (595)        (746)
   Accumulated other comprehensive loss ........................................        (730)        (520)
   Retained earnings ...........................................................       9,206       10,966
                                                                                   ---------    ---------
     Total stockholders' equity ................................................     149,051      131,192
                                                                                   ---------    ---------
     Total liabilities and stockholders' equity ................................   $ 335,665    $ 156,675
                                                                                   =========    =========


       The accompanying notes are an integral part of these consolidated balance sheets.

                     INVITROGEN CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               FOR THE THREE MONTHS
                                                                                  ENDED MARCH 31,
                                                                               --------------------
                                                                                 2000        1999
Revenues ...................................................................   $ 27,286    $ 21,585
Cost of Revenues ...........................................................      9,090       8,097
                                                                               --------    --------
   Gross margin ............................................................     18,196      13,488
Operating Expenses:
  Sales and marketing ......................................................      4,778       3,995
  General and administrative ...............................................      3,595       3,036
  Research and development .................................................      3,521       3,455
  Merger costs .............................................................      6,427        --
                                                                               --------    --------
     Total operating expenses ..............................................     18,321      10,486
                                                                               --------    --------
       Income (loss) from operations .......................................       (125)      3,002
                                                                               --------    --------
Other Income (Expense):
  Net losses on foreign currency transactions ..............................       (157)        (61)
  Interest and other expense ...............................................      (1036)       (182)
  Interest and other income ................................................      2,005         229
                                                                               --------    --------
                                                                                    812         (15)
                                                                               --------    --------
Income before provision for income taxes ...................................        687       2,987
Provision for income taxes .................................................      2,447       1,093
                                                                               --------    --------
Net income (loss) ..........................................................     (1,760)
                                                                                              1,894
   Less:  Preferred stock dividends ........................................       --          (163)
            Accretion of non-voting redeemable common stock ................       --           (56)
          Adjustment to beneficial conversion feature related to convertible
            preferred stock ................................................       --           985
       Net income (loss) applicable to common shares .......................   $ (1,760)   $  2,660
                                                                               ========    ========
Earnings (loss) per share:
  Basic ....................................................................   $  (0.08)   $   0.16
                                                                               ========    ========
  Diluted ..................................................................   $  (0.08)   $   0.14
                                                                               ========    ========
Weighted average shares used in per share calculation:
  Basic ....................................................................     22,776      16,628
  Diluted ..................................................................     22,776      18,914


       The accompanying notes are an integral part of these consolidated financial statements.

                     INVITROGEN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                   FOR THE THREE MONTHS
                                                                                       ENDED MARCH 31,
                                                                                  ----------------------
                                                                                     2000         1999
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ..........................................................   $  (1,760)   $   1,894
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization ..............................................       1,240          954
   Amortization of deferred compensation ......................................          46          131
   Deferred income taxes ......................................................       3,298          (25)
   Non-cash merger related costs ..............................................       2,208         --
   Other non-cash adjustments .................................................          21         (266)
   Changes in operating assets and liabilities:
    Accounts receivable .......................................................      (2,857)      (2,356)
    Inventories ...............................................................        (132)          16
    Prepaid expenses and other current assets .................................       1,762         (552)
    Other assets ..............................................................          81          236
    Accounts payable ..........................................................      (1,819)        (624)
    Accrued expenses ..........................................................       2,082          333
    Income taxes payable ......................................................        (899)         458
                                                                                  ---------    ---------

       Net cash provided by operating activities ..............................       3,271          199
                                                                                  ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payment received on note receivable from officer ...........................        --           (500)
   Purchases of property and equipment ........................................      (2,445)      (1,247)
   Payments for intangible assets .............................................         (96)        (312)
   Investment in related party ................................................          (3)        --
                                                                                  ---------    ---------

       Net cash used in investing activities ..................................      (2,544)      (2,059)
                                                                                  ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances (principal payments) on lines of credit, net ......................      (2,169)       2,003
   Proceeds from long term obligations ........................................     166,999         --
   Principal payments on long term obligations ................................      (7,887)        (288)
   Proceeds from sale of common stock .........................................       5,476       48,569
   Redemption of preferred and common stock and payment of accrued dividends ..        --        (15,553)

       Net cash provided by financing activities ..............................     162,419       34,731
   Effect of exchange rate changes on cash ....................................          44          (33)
                                                                                  ---------    ---------
       Net increase in cash and cash equivalents ..............................     163,190       32,838
   Cash and cash equivalents, beginning of period .............................     102,221        6,543
                                                                                  ---------    ---------
   Cash and cash equivalents, end of period ...................................   $ 265,411    $  39,381
                                                                                  =========    =========

                                                        (CONTINUED ON NEXT PAGE)

       The accompanying notes are an integral part of these consolidated financial statements.

                     INVITROGEN CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                                                   FOR THE THREE MONTHS
                                                                                       ENDED MARCH 31,
                                                                                  ----------------------
                                                                                     2000         1999
NONCASH INVESTING AND FINANCING ACTIVITIES:
   Stock issued for merger costs ................................................ $   2,208    $      --
                                                                                  =========    =========
   Conversion of Convertible Redeemable Preferred Stock into Redeemable Preferred
     Stock ...................................................................... $      --    $  14,015
                                                                                  =========    =========
   Conversion of Redeemable Preferred Stock into Common Stock ................... $      --    $     751
                                                                                  =========    =========
   Preferred dividends declared ................................................. $      --    $     163
                                                                                  =========    =========
   Accretion of redemption value for redeemable common stock .................... $      --    $      56
                                                                                  =========    =========
   Accretion of beneficial conversion feature of convertible preferred stock .... $      --    $     985
                                                                                  =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest ....................................................... $     171    $     141
                                                                                  =========    =========
   Cash paid for income taxes ................................................... $      74    $     706
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

PART 1 FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

                    INVITROGEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GENERAL

The consolidated financial statements include the accounts of Invitrogen Corporation and its 100% controlled subsidiaries, Invitrogen B.V., Invitrogen Export Company, Ltd., NOVEX Electrophoresis GmbH (formerly known as Anamed
GmbH), Serva GmbH, NOVEX International Sales Corporation, and Research Genetics, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim financial statements have been prepared by Invitrogen, without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows as of and for the periods indicated.

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto included in our form 10-K, filed with the Securities and Exchange Commission on March 14, 2000.

1.       INVENTORIES

Inventories include material, labor and overhead costs and consist of the following:

                                                          MARCH 31,     DECEMBER 31,
                                                            2000           1999
                                                          ---------     ------------
(IN THOUSANDS)
Raw materials and components Inc. ................         $1,563         $2,186
Work in process ..................................          1,948          1,175
Finished goods ...................................          4,025          4,129
                                                           ------         ------
                                                           $7,536         $7,490
                                                           ======         ======

2.       ACCUMULATED DEPRECIATION AND AMORTIZATION

Accumulated depreciation and amortization of property, plant and equipment was $14.8 million and $13.8 million at March 31, 2000 and December 31, 1999, respectively. Accumulated amortization of intangible assets was $1.1 million and $.9 million at March 31, 2000 and December 31, 1999.

3. EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is calculated as follows:

                                                                                    THREE MONTHS ENDED MARCH 31, 2000
                                                                          INCOME (LOSS)           SHARES
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                   (NUMERATOR)        (DENOMINATOR)         AMOUNT
                                                                          -------------       -------------         ------
Basic and Diluted EPS:
Income (loss) available to common stockholders .......................    $      (1,760)             22,776         $ (0.08)
                                                                          =============       =============         =======
                                                                                    THREE MONTHS ENDED MARCH 31, 1999
                                                                              INCOME              SHARES
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                   (NUMERATOR)        (DENOMINATOR)         AMOUNT
                                                                          -------------       -------------         ------
Basic EPS:
Income available to common stockholders ..............................    $       2,660              16,628         $ 0.16
Stock options.........................................................               --               2,286             --
                                                                          -------------       -------------         ------
Diluted EPS:
Income available to common stockholders plus assumed conversions......    $       2,660              18,914         $ 0.14
                                                                          =============       =============         ======

4.       COMPREHENSIVE INCOME (LOSS)

Total comprehensive loss for the three months ended March 31, 2000 was $2.0 million and total comprehensive income for the three months ended March 31, 1999 was $1.7 million, respectively. The adjustments to income or loss to arrive at total comprehensive income or loss for the three months ended March 31, 2000 and 1999 were $209,865, and $212,260, respectively, and represent foreign currency translation adjustments.

5.       RESEARCH GENETICS MERGER

On February 2, 2000, the Company completed a merger with Research Genetics, a privately held U.S. company that supplies products and services for functional genomics and gene-based drug discovery research. The Company issued 3.2 million shares of common stock for all of the outstanding common stock of Research Genetics. The merger has been accounted for as a pooling of interests and is intended to qualify as a tax-free exchange. Costs incurred as a result of the merger and related integration are expected to be $6.4 million and are subject to change. These costs were expensed in February 2000 upon completion of the merger. As of March 31, 2000 the company had $.5 million remaining in accrued merger related costs.

The combined financial information is presented to show the combined results of operations of Invitrogen and Research Genetics as if the merger had occurred at the beginning of the periods presented.

6.       ISSUANCE OF CONVERTIBLE SUBORDINATED DEBT

In March 2000, we issued $172.5 million principal amount of 5.5% convertible subordinated notes (the "Convertible Notes") due March 1, 2007. After expenses, the company received net proceeds of $167.0 million. Interest on the Convertible Notes is payable semi-annually on March 1st and September 1st, commencing in September 2000. The notes were issued at 100% of principal value, and are convertible into 2,024,648 shares of stock at the option of the holder at any time at a price of $85.20 per share. The notes may be redeemed, in whole or in part, at our option on or after March 1, 2003 at a premium of 103.143% of par value which declines annually to par value at maturity date.

Costs incurred to issue the debt have been deferred and are included in other assets in the consolidated balance sheet. These costs are being amortized over the term of the related debt using the effective interest method.

The Convertible Notes are subordinate to substantially all of the current and future outstanding debt of Invitrogen, including all our secured debt and all debts and liabilities of our subsidiaries. The Convertible Notes are not subordinate to amounts we owe for employee compensation, goods or services we purchase or to amounts we may owe to our subsidiaries.

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

         The majority of our sales activities are conducted through a dedicated direct sales organization located in the United States and Europe. We also conduct marketing and distribution activities at our facilities in the United States and at a facility we own in the Netherlands. A small proportion of our sales are to international distributors who resell Invitrogen kits to researchers. These distributors are located in selected territories in Europe, as well as in Japan and other territories in Asia. We may choose in the future to establish a direct sales organization in these and additional territories.

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

         Our revenues have increased significantly since our inception, and from 1995 to 1999, we have experienced compound annual revenue growth of 29%. The increase in our revenues has been due to several factors, including the continued growth of the market for gene identification, cloning, expression and analysis kits and products, increasing market acceptance of these kits and products, our introduction of new research kits and products for gene identification, cloning, expression and analysis, and the expansion of our direct sales and marketing efforts. We plan to continue to introduce new research kits, as we believe continued new product development and rapid product introduction is a critical competitive factor in the market for molecular biology research kits. In order to support increased levels of sales and to augment our long-term competitive position, we anticipate that we will continue to increase expenditures in sales and marketing, manufacturing and research and development.

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

     - Our ability to control or adjust research and development, marketing, sales and general and administrative expenses in response to changes in revenues; and

     -    Currency rate fluctuations.

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

RESULTS OF OPERATIONS

         REVENUES. Revenues for the three months ended March 31 increased $5.7 million, or 26%, from $21.6 million in 1999 to $27.3 million for 2000. For these same periods, revenues in North America increased $5.2 million, or 31%, from $16.5 million to $21.7 million, and revenues outside of North America increased $.5 million, or 10%, from $5.1 million to $5.6 million. The overall increase in revenue was primarily attributable to continued market growth and increased market penetration for DNA microarrays, sequence-verified gene clones and gene cloning, expression and analysis kits. European revenues, when reported in U.S. Dollars, were adversely affected by changes in currency rates. The change in currency rates accounted for a decrease in U.S. Dollar denominated revenues of $.8 million, or 4%. European revenues also reflect a $.3 million decline in sales of the fine chemicals product line acquired with the NOVEX merger last year. The fine chemicals product line is a slow to no-growth business. Holding currency conversion rates constant with those in 1999 and excluding revenues from the fine chemicals product line, European revenues increased 38% and worldwide revenues increased 30%.

         We expect that future revenues will be affected by new product introductions, competitive conditions, customer research budgets, and the rate of expansion of our customer base.

         GROSS MARGIN. Our gross margin for the three months ended March 31 increased from $13.5 million in 1999 to $18.2 million in 2000. Gross margin as a percentage of revenues increased from 62.5% to 66.7% for these periods. Gross margin improvements during the period were primarily a result of increased sales of our higher margin gene cloning and expression kits, DNA microarrays and sequence-verified gene clones.

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

         SALES AND MARKETING. Sales and marketing expenses for the three months ended March 31 increased 20% from $4.0 million in 1999 to $4.8 million in 2000. As a percentage of revenues, sales and marketing expenses decreased from 18.5% to 17.5% for these periods as our revenue growth continued to outpace spending on sales and marketing.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended March 31 increased 18% from $3.0 million in 1999 to $3.6 million in 2000. As a percentage of revenues, general and administrative expenses decreased from 14.1% to 13.2% for these periods. The absolute increase resulted from the continued expansion of administrative resources to support our growth and the completion of our first full year as a public company. The decline as a percentage of revenues occurred as a fixed portion of our general and administrative expenses was spread over a larger revenue base.

         RESEARCH AND DEVELOPMENT. Research and development expenses for the three months ended March 31 remained relatively flat at $3.5 million for both 1999 and 2000. As a percentage of revenues, research and development expenses decreased from 16.0% in 1999 to 12.9% in 2000 as our revenue growth continues to exceed our spending for research and development.

         OTHER INCOME (EXPENSE). Other income and expense, net, for the three months ended March 31 increased $0.8 million, from zero in 1999, to net other income of $.8 million in 2000. This increase resulted mainly from higher interest income earned on larger average balances of cash and cash equivalents during the period, partially offset by interest expense on higher debt balances.

         PROVISION FOR INCOME TAXES. The provision for income taxes for the three months ended March 31, 2000 was higher than our pre-tax income due to certain merger related costs incurred in February 2000 that are not deductible for tax purposes. Excluding the impact of the merger related costs, net of tax, our effective tax rate increased from 33.1% for all of 1999 to 36.7% for 2000. Higher taxable income in 2000 lessens the impact of our tax credits which effectively increases our rate. Company holdings in tax-deductible investments have also been reinvested in fully taxable investments due to our net operating loss carryforward for tax purposes, which also increases our effective rate.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash from operating activities generated $3.3 million during the first quarter of 2000. Net cash generated from financing activities totaled $162.4 million and reflects $167.0 million in net proceeds from the issuance of convertible subordinated debt, $5.5 million in net proceeds from stock issued under employee stock plans, reduced by $9.4 million that was used to pay off debt acquired in the Research Genetics merger. Capital expenditures and payments for intangible assets during the first quarter of 2000 totaled $2.4 million and $.1 million, respectively.

         During the first quarter of 2000 we recorded a current deferred tax asset of $12.1 million representing amounts deductible for income tax purposes for non-qualified stock option exercises and disqualifying dispositions of our common stock by employees during the quarter. This benefit is reflected as additional paid-in capital in the March 31, 2000 balance sheet.

         On February 2, 2000 we completed our merger with Research Genetics. As consideration for the merger, we issued 3,200,000 shares of our common stock for all of the outstanding common stock of Research Genetics. Costs incurred as a result of the merger and related integration are expected to be $6.4 million, which includes $2.4 million paid by a Research Genetics shareholder, and are subject to change. These costs were expensed in February 2000, after the merger was completed.

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

         As of March 31, 2000 we had cash and cash equivalents totaling $265.4 million and working capital of $296.6 million. Our funds are currently invested in U.S. Treasury and government agency obligations, tax exempt and taxable municipal bonds, commercial paper and dividend-bearing securities. We have an available bank line of credit facility totaling $3.0 million that expires in October 2001, and at March 31, 2000 no amounts were outstanding. Due to our sufficient cash balances in February 2000 we terminated the $1.2 million line of credit facility that we acquired in the NOVEX merger. In February we assumed Research Genetics' bank line of credit facility totaling $1.5 million. In March 2000 we fully paid the outstanding balance on this line and terminated the facility.

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


CURRENCY HEDGING AND FOREIGN CURRENCY TRANSLATION

         We conduct business transactions with our subsidiaries in the Netherlands and with our foreign distributors, including those in Asia, in U.S. Dollars. Transactions with our German subsidiary, NOVEX GmbH, are denominated in Deutsche Marks. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts with respect to transactions with our subsidiaries or transactions with our foreign customers. However, in the normal course of business, Invitrogen B.V. from time to time purchases exchange-traded put options on U.S. Dollars and U.K. Pounds Sterling to mitigate foreign currency exposure. At March 31, 2000 outstanding options totaled $2.1 million and mature on various dates through December 2000.

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

     Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, those listed below under "Risk Factors that May Affect Future Results" as well as other risks and uncertainties detailed in our Form 10-K, filed with the Securities and Exchange Commission on March 14, 2000.

         The above Management's Discussion and Analysis should be read in conjunction with the consolidated financial statements and notes thereto included in Invitrogen's Form 10-K, filed with the Securities and Exchange Commission on March 14, 2000.


RISK FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

FAILURE TO SUCCESSFULLY INTEGRATE RESEARCH GENETICS OR NOVEX INTO OUR OPERATIONS COULD REDUCE OUR PROFITABILITY

         We closed our merger with NOVEX in August 1999 and our merger with Research Genetics on February 2, 2000. Both are now our wholly owned subsidiaries. Our integration of the operations of these companies is ongoing and will require significant efforts from each company, including the coordination of research and development and sales and marketing efforts. We may find it difficult to integrate the operations of these acquired companies. Personnel may leave or be terminated because of the mergers. In September 1999 we reduced the size of our U.S. workforce by approximately 14% and we recently announced the closing of our Frankfurt, Germany manufacturing facility in connection with the integration of NOVEX. Such employee terminations or resignations or facility closures may require us to make severance or other payments and may result in related litigation.

         Research Genetics' operations are located in Huntsville, Alabama, while our U.S. headquarters and the bulk of our other operations are located in Carlsbad, California. This physical separation of facilities could make it difficult for us to effectively communicate with, manage and integrate Research Genetics' staff and operations with the rest of Invitrogen. Such difficulties could significantly hurt our operations and consequently our financial results.

         NOVEX or Research Genetics customers, distributors or suppliers may terminate their arrangements with us, or demand amended terms to these arrangements, because of the merger. Invitrogen management may have their attention diverted while trying to integrate the companies. Such diversion of management's attention or difficulties in the transition process could have a material adverse impact on us. If we are not able to successfully integrate the operations of Research Genetics or NOVEX, our expectations of future results of operations may not be met. Factors which will determine the success of the mergers include:

     - Changes in the favorable market reaction to NOVEX's, Research Genetics' and Invitrogen's significant products;

     - Competitive factors, including technological advances attained by competitors and patents granted to or contested by competitors, which would result in their ability to compete against us more effectively;

     - The ability of the combined company to increase sales of all three companies' products; and

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

FAILURE TO MANAGE GROWTH COULD IMPAIR OUR BUSINESS

         Our business has grown rapidly. Our net revenues increased from $44.6 million in 1996 to $92.9 million in 1999. During that same period we significantly expanded our operations in the United States and in Europe. We have recently acquired two companies and the number of our employees has increased significantly.

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

         A significant portion of our business is conducted in currencies other than the U.S. dollar, which is our reporting currency. We recognize foreign currency gains or losses arising from our operations in the period incurred. As a result, currency fluctuations among the U.S. dollar and the currencies in which we do business have caused and will continue to cause foreign currency transaction gains and losses. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates. We engage in foreign exchange hedging transactions to manage certain foreign currency exposures, but we cannot assure you that our strategies will adequately protect our operating results from the effects of exchange rate fluctuations. For more information see above "Management's Discussion and Analysis of Financial Condition and Results of Operations-Currency Hedging and Foreign Currency Translation."

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

FUTURE SALES OF CURRENTLY OUTSTANDING SHARES COULD ADVERSELY AFFECT OUR STOCK PRICE

         The market price of our common stock could drop as a result of sales of a large number of shares in the market in the future or in response to the perception that such sales could occur. As of March 31, 2000, we had outstanding 23,297,420 shares of common stock. Of these shares, approximately 14,050,698 are registered and freely tradable. All of the remaining approximately 9,246,722 shares are unregistered but may be sold in accordance with Rule 144 and Rule 701 of the Securities Act of 1933, as amended. Approximately 4,795,364 registered and unregistered shares are subject to 90-day lock-up agreements which expire on May 30, 2000, subject to certain exceptions. After expiration of the lock-up period, all of such shares will be eligible for immediate sale, in certain instances subject to the volume limitations of Rule 144. Donaldson, Lufkin & Jenrette can release shares from one or more of the lock-up agreements without our approval. Holders of 4,082,942 shares of common stock have the right to request that we register their shares for sale in the public market.

CONTROL OF INVITROGEN BY EXECUTIVE OFFICERS AND DIRECTORS MAY IMPEDE CHANGES TO INVITROGEN OR ITS POTENTIAL SALE

         As of March 31, 2000, the President of our Research Genetics subsidiary and his family, our executive officers and directors collectively beneficially owned approximately 35.1% of our outstanding common stock. These officers and directors may therefore be able to exercise effective control of Invitrogen. Such a concentration of ownership may have the effect of delaying or preventing transactions resulting in a change of control of Invitrogen, including transactions where stockholders might otherwise receive a premium for their shares over current market prices.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are subject to interest rate risk. Our investment portfolio is maintained in accordance with our investment policy which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. We do not utilize any form of interest rate swap agreements to manage our exposure to fluctuations in earnings due to changes in interest rates. At March 31, 2000, cash and cash equivalents are invested primarily in securities with maturities of less than 90 days. Since the fair value of the Invitrogen's cash and cash equivalents approximated carrying value due to the short-term nature of the investments, any increase in interest rates would not have had a material impact on the ending fair value of our cash equivalents. We would, however, be at risk for lower earnings should interest rates decline unexpectedly.

         See also the discussion under "Currency Hedging and Foreign Currency Translation" for additional quantitative and qualitative disclosures about market risk.

PART II  OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 2, 2000 we completed our merger with Research Genetics. As consideration for the merger, we issued 3,200,000 shares of our common stock for all of the outstanding common stock of Research Genetics. Costs incurred as a result of the merger and related integration are expected to be $6.4 million and are subject to change. These costs were expensed in February 2000, after the merger was completed.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report:

   *   3.1      Restated Certificate of Incorporation of the Company, as amended
   *   3.2      Amended and Restated Bylaws of the Company
   *   4.1      Specimen common Stock Certificate
   *  10.10     Stock Purchase and Stockholders Agreement dated June 20, 1997 among Invitrogen, Lyle C. Turner, Joseph Fernandez, T/A Advent
                VIII L.P., Advent Atlantic and Pacific III, L.P. and
                TA Venture Investors L.P.
      27.01     Financial Data Schedule
--------------------
* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File NO. 333-68665)


(b) A Form 8-K dated February 2, 2000 was filed on February 16, 2000 to report the completion of the merger agreement between Invitrogen Corporation and Research Genetics and to report the following financial statements:

         Research Genetics audited (i) Balance Sheets as of December 31, 1998 and 1997; (ii) Statements of Income for the years ended December 31, 1998 and 1997; (iii) Statements of Stockholders' Equity for the years ended December 31, 1998 and 1997; (iv) Statements of Cash Flows for the years ended December 31, 1998 and 1997; and related Notes to Financial Statements.

         Research Genetics unaudited (i) Balance Sheets as of September 30, 1999 and December 31, 1998; (ii) Statements of Income for the nine months ended September 30, 1999 and 1998; and (iii) Statements of Cash Flows for the nine months ended September 30, 1999 and 1998.

         Invitrogen Corporation and Research Genetics Unaudited Pro Forma (i) Combined Balance Sheet as of September 30, 1999; (ii) Combined Statements of Income for the nine months ended September 30, 1999 and 1998 and for the years ended December 31, 1998, 1997 and 1996; and
         (iii) related Notes to Combined Financial Statements.

     A Form 8-K/A dated February 2, 2000 was filed on February 17, 2000 to report the following financial statements:

         Research Genetics audited (i) Balance Sheets as of December 31, 1999 and 1998; (ii) Statements of Income for the years ended December 31, 1999 and 1998; (iii) Statements of Stockholders' Equity for the years ended December 31, 1999 and 1998; (iv) Statements of Cash Flows for the years ended December 31, 1999 and 1998; and related Notes to Financial Statements.

         Research Genetics audited (i) Balance Sheets as of December 31, 1998 and 1997; (ii) Statements of Income for the years ended December 31, 1998 and 1997; (iii) Statements of Stockholders' Equity for the years ended December 31,

         1998 and 1997; (iv) Statements of Cash Flows for the years ended December 31, 1998 and 1997; and related Notes to Financial Statements. Incorporated by reference to Invitrogen Corporation's filing on Form 8-K dated February 16, 2000.

         Invitrogen Corporation and Research Genetics Unaudited Pro Forma (i) Combined Balance Sheet as of December 31, 1999; (ii) Combined Statements of Income for the years ended December 31, 1999, 1998 and 1997; and (iii) related Notes to Combined Financial Statements.



                                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       INVITROGEN CORPORATION


Date:  MAY 2, 2000                     By:  /s/ James R. Glynn
       -----------                          ------------------
                                            James R. Glynn
                                            Senior Vice President and
                                            Chief Financial Officer