Form 10-Q
period 2000-06-30
INVITROGEN CORP
filed 2000-08-11
CIK 1073431

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR
     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
             For the transition period from _________ to __________

                         Commission file number: 0-25317


                             INVITROGEN CORPORATION
             (Exact name of registrant as specified in its charter)



             DELAWARE                                33-0373077
             --------                                -----------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)



     1600 FARADAY AVENUE, CARLSBAD, CA               92008
     ---------------------------------               -----
 (Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code: 760-603-7200


                                 NOT APPLICABLE

              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.


As of August 7, 2000 there were 23,715,127 shares of Common Stock outstanding.

PART 1 FINANCIAL INFORMATION
Item 1.  Financial Statements

                     INVITROGEN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                                                            June 30,             December 31,
                                                                                             2000                   1999
                                       ASSETS                                             (Unaudited)            (Unaudited)
                                                                                       -------------------    -------------------
Current Assets:
   Cash and cash equivalents.....................................................       $      175,781        $       102,238
   Short-term investments, held-to-maturity......................................               98,060                      -
   Accounts receivable, net of allowance for doubtful accounts of $829 and $835..               13,950                 11,530
   Inventories...................................................................                8,229                  7,556
   Income taxes receivable.......................................................                2,352                  4,495
   Deferred income taxes.........................................................                9,020                  3,561
   Prepaid expenses and other current assets.....................................                1,576                  1,017
                                                                                       -------------------    -------------------
     Total current assets........................................................              308,968                130,397
Property and Equipment, net......................................................               25,831                 21,678
Intangible Assets, net...........................................................                5,403                  4,139
Other Assets.....................................................................                6,229                    562
                                                                                       -------------------    -------------------
     Total assets................................................................      $       346,431        $       156,776
                                                                                       ===================    ===================

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable to bank.........................................................      $           420         $          850
   Current portion of long-term obligations......................................                  743                  6,300
   Accounts payable..............................................................                4,038                  4,266
   Accrued expenses..............................................................               10,244                  5,252
   Income taxes payable..........................................................                    -                  1,680
                                                                                       -------------------    -------------------
     Total current liabilities...................................................               15,445                 18,348

Long-term obligations............................................................                2,782                  7,324

Deferred income taxes............................................................                    -                    439

5.5% Convertible subordinated notes due March 1, 2007............................              172,500                      -
                                                                                       -------------------    -------------------
     Total liabilities...........................................................              190,727                 26,161

Stockholders' Equity:                                                                  -------------------    -------------------
  Common stock; $0.01 par value, 50,000,000 shares authorized;
   23,669,458 and 22,470,009 shares issued and outstanding at June 30,
   2000 and December 31, 1999, respectively......................................                  237                    225
  Additional paid-in-capital.....................................................              144,019                121,924
  Deferred compensation..........................................................                 (513)                  (746)
  Accumulated other comprehensive loss...........................................                 (698)                  (439)
  Retained earnings..............................................................               12,659                  9,701
                                                                                       -------------------    -------------------
     Total stockholders' equity..................................................              155,704                130,665
                                                                                       -------------------    -------------------
     Total liabilities and stockholders' equity..................................      $       346,431        $       156,776
                                                                                       ===================    ===================


      The accompanying notes are an integral part of these consolidated balance sheets.

                     INVITROGEN CORPORATION AND SUBSIDIARIES
                    INTERIM CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                               Three Months Ended           Six Months Ended
                                                                                    June 30,                    June 30,
                                                                               2000         1999            2000        1999
                                                                               ----         ----            ----        ----
                                                                                                (Unaudited)
Revenues...............................................................     $   27,692   $  23,638       $  54,983    $  45,243
Cost of Revenues.......................................................          8,864       8,329          17,985       16,501
                                                                            ----------   ---------       ---------    ---------
   Gross margin........................................................         18,828      15,309          36,998       28,742
                                                                            ----------   ---------       ---------    ---------
Operating Expenses:
  Sales and marketing..................................................          5,512       4,172          10,291        8,167
  General and administrative...........................................          3,482       3,227           7,102        6,283
  Research and development.............................................          3,772       4,086           7,333        7,600
  Merger related costs.................................................            153           -           6,580            -
                                                                            ----------   ---------       ---------    ---------
     Total operating expenses..........................................         12,919      11,485          31,306       22,050
                                                                            ----------   ---------       ---------    ---------
       Income from operations..........................................          5,909       3,824           5,692        6,692

Other Income (Expense), net:
  Gain (loss) on foreign currency transactions.........................            171        (147)             12         (210)
  Interest and other expense...........................................         (2,633)       (184)         (3,685)        (377)
  Interest and other income............................................          4,131         447           6,138          675
                                                                            ----------   ---------       ---------    ---------
     Total other income, net...........................................          1,669         116           2,465           88
                                                                            ----------   ---------       ---------    ---------
Income before provision for income taxes...............................          7,578       3,940           8,157        6,780
Provision for income taxes.............................................         (2,752)     (1,416)         (5,199)      (2,509)
Net income.............................................................          4,826       2,524           2,958        4,271
   Less:  Preferred stock dividends....................................              -           -               -         (163)
            Accretion of non-voting redeemable common stock............              -         (18)              -          (74)
          Adjustment to beneficial conversion feature related to
           convertible preferred stock.................................              -           -               -          985
                                                                            ----------   ---------       ---------    ---------
       Income available to common stockholders.........................     $    4,826  $    2,506       $   2,958    $   5,019
Earnings per share:
  Basic                                                                     $     0.20  $     0.13       $    0.13    $    0.28
                                                                            ==========   =========       =========    =========
  Diluted..............................................................     $     0.19  $     0.11       $    0.12    $    0.24
                                                                            ==========   =========       =========    =========
Weighted average shares used in per share calculation:
  Basic                                                                         23,575      19,262          23,275       18,043
  Diluted..............................................................         25,282      21,889          25,365       20,499

      The accompanying notes are an integral part of these consolidated balance sheets.

                     INVITROGEN CORPORATION AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                       Six Months Ended June 30,
                                                                                -----------------------------------------
                                                                                      2000                   1999
                                                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income.................................................................        $   2,958              $   4,271
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization..............................................            2,449                  1,758
   Amortization of deferred compensation......................................               90                    210
   Deferred income taxes......................................................            6,519                      7
   Merger related costs.......................................................            2,390                      -
   Other non-cash adjustments.................................................               11                   (264)
   Changes in operating assets and liabilities:
    Accounts receivable.......................................................           (2,820)                (2,857)
    Inventories...............................................................             (759)                (1,105)
    Prepaid expenses and other current assets.................................            1,444                   (600)
    Other assets..............................................................             (167)                   405
    Accounts payable..........................................................             (236)                   563
    Accrued expenses..........................................................            5,157                    574
    Income taxes payable......................................................           (1,775)                   228
                                                                                      ---------              ---------
       Net cash provided by operating activities..............................           15,261                  3,190
                                                                                      ---------              ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments received on note receivables......................................              183                      -
   Purchases of short-term investments, held-to-maturity .....................          (98,060)                     -
   Purchases of property and equipment........................................           (6,451)                (2,289)
   Sale of property and equipment ............................................               12                      5
   Payments for intangible assets.............................................             (168)                (1,466)
                                                                                      ---------              ---------
       Net cash used in investing activities..................................         (104,484)                (3,750)
                                                                                      ---------              ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances from (payments on) line-of-credit, net............................             (438)                 1,311
   Proceeds from long-term obligations........................................          166,999                      -
   Principal payments on long-term obligations................................          (10,116)                  (650)
   Redemption of preferred and common stock and payment of accrued dividends..                -                (17,060)
   Proceeds from sale of common stock.........................................            6,315                 49,032
                                                                                      ---------              ---------
       Net cash provided by financing activities..............................          162,760                 32,633
   Effect of exchange rate changes on cash....................................                6                    126
                                                                                      ---------              ---------
   Net increase in cash and cash equivalents..................................           73,543                 32,199
   Cash and cash equivalents, beginning of period.............................          102,238                  6,559
                                                                                      ---------              ---------
   Cash and cash equivalents, end of period...................................        $ 175,781              $  38,758
                                                                                      =========              =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest.....................................................        $      68              $     178
                                                                                      =========              =========
   Cash paid for income taxes.................................................        $     509              $   1,057
                                                                                      =========              =========
NONCASH INVESTING AND FINANCING ACTIVITIES:
   Stock issued for merger costs..............................................        $   2,208              $       -
                                                                                      =========              =========
   Stock issued for business combination......................................        $   1,337              $       -
                                                                                      =========              =========
   Conversion of Convertible Redeemable Preferred Stock to Redeemable
     Preferred Stock..........................................................        $       -              $  14,015
                                                                                      =========              =========
    Conversion of Redeemable Preferred Stock to Common Stock..................        $       -              $     751
                                                                                      =========              =========
   Note issued for patent rights..............................................        $       -              $   1,000
                                                                                      =========              =========
   Preferred dividends declared...............................................        $       -              $     163
                                                                                      =========              =========
   Contribution of common stock to ESOP.......................................        $       -              $     100
                                                                                      =========              =========
   Accretion of redemption value for Redeemable Common Stock..................        $       -              $      74
                                                                                      =========              =========
   Deferred compensation......................................................        $       -              $     164
                                                                                      =========              =========

      The accompanying notes are an integral part of these consolidated balance sheets.

PART 1 FINANCIAL INFORMATION
Item 1.  Financial Statements (continued)

                     INVITROGEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

GENERAL

The consolidated financial statements include the accounts of Invitrogen Corporation and its 100% controlled subsidiaries, Invitrogen B.V., Invitrogen Export Company, Ltd., NOVEX Electrophoresis GmbH (formerly known as Anamed
GmbH), Serva GmbH, NOVEX International Sales Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim financial statements have been prepared by Invitrogen, without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows as of and for the periods indicated.

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto included in our Form 10-K, filed with the Securities and Exchange Commission on March 14, 2000.


     1.       SHORT-TERM INVESTMENTS
The Company's short-term investments are held-to-maturity, and consist of the following: corporate debt securities of $68.6 million and mortgage-backed securities of $29.4 million. The contractual maturities of these securities ranged from various dates with the last security maturing on November 15, 2000 as of June 30, 2000. The were no sales of or transfers from securities classified as held-to-maturity for the six months ended June 30, 2000.

     2.       INVENTORIES
Inventories include material, labor and overhead costs and consist of the following:


                                                                 June 30,              December 31,
   (in thousands)                                                  2000                    1999
                                                             ------------------      ------------------
   Raw materials and components.........................            $  1,571                $  2,002
   Work in process......................................               1,986                   1,082
   Finished goods.......................................               4,672                   4,472
                                                             ------------------      ------------------
                                                                    $  8,229                $  7,556
                                                             ==================      ==================

     3.       ACCUMULATED DEPRECIATION AND AMORTIZATION
Accumulated depreciation and amortization of property, plant and equipment was $16 million and $13.8 million at June 30, 2000 and December 31, 1999, respectively. Accumulated amortization of intangible assets was $1.2 million and $0.9 million at June 30, 2000 and December 31, 1999, respectively.



     4.       ACCRUED EXPENSES
Accrued expenses consist of the following:

                                                                June 30,              December 31,
   (in thousands)                                                  2000                    1999
                                                             ------------------      ------------------
   Accrued purchases....................................            $  1,618                $    734
   Accrued payroll and related expenses.................               2,711                   1,482
   Accrued ESOP contribution............................                   -                     692
   Accrued merger related costs.........................                 840                   1,678
   Deferred revenue.....................................               1,388                     171
   Accrued interest.....................................               3,173                       -
   Accrued other........................................                 514                     495
                                                             ------------------      ------------------
                                                                    $ 10,244                $  5,252
                                                             ==================      ==================

                                       5

     5.       EARNINGS PER SHARE

Earnings per share is calculated as follows:



                                                                             THREE MONTHS ENDED JUNE 30, 2000
                                                                             --------------------------------
                                                                     INCOME                SHARES
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                           (NUMERATOR)          (DENOMINATOR)             AMOUNT
Basic EPS:
Income available to common stockholders.....................         $    4,826                23,575            $     0.20
Stock options...............................................                  -                 1,707
                                                                     ----------            ----------            ----------
Diluted EPS:
Income available to common stockholders plus assumed
  conversions...............................................         $    4,826                25,282            $     0.19
                                                                     ==========            ==========            ==========


                                                                             THREE MONTHS ENDED JUNE 30, 1999
                                                                             --------------------------------
                                                                     INCOME                SHARES
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                           (NUMERATOR)          (DENOMINATOR)             AMOUNT
Basic EPS:
Income available to common stockholders.....................         $    2,506                19,262            $     0.13
Stock options...............................................                  -                 2,627
                                                                     ----------            ----------            ----------
Diluted EPS:
Income available to common stockholders plus assumed
   conversions..............................................         $    2,506                21,889            $     0.11
                                                                     ==========            ==========            ==========

                                                                                SIX MONTHS ENDED JUNE 30, 2000
                                                                               --------------------------------
                                                                     INCOME                SHARES
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                           (NUMERATOR)          (DENOMINATOR)             AMOUNT
Basic EPS:
Income available to common stockholders.....................         $    2,958                23,275            $     0.13
Stock options...............................................                  -                 2,090
                                                                     ----------            ----------            ----------
Diluted EPS:
Income available to common stockholders plus assumed
   conversions..............................................         $    2,958                25,365            $     0.12
                                                                     ==========            ==========            ==========


                                                                                SIX MONTHS ENDED JUNE 30, 1999
                                                                               --------------------------------
                                                                     INCOME                SHARES
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                           (NUMERATOR)          (DENOMINATOR)             AMOUNT
Basic EPS:
Income available to common stockholders.....................         $    5,019                18,043            $     0.28
Stock options...............................................                  -                 2,456
                                                                     ----------            ----------            ----------
Diluted EPS:
Income available to common stockholders plus assumed
   conversions..............................................         $    5,019                20,499            $     0.24
                                                                     ==========            ==========            ==========


     6.       COMPREHENSIVE INCOME

Total comprehensive income is determined as follows:


                                                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                    JUNE 30,                    JUNE 30,
(IN THOUSANDS)                                                                 2000         1999            2000        1999
                                                                               ----         ----            ----        ----
Net income ............................................................     $    4,826   $   2,506       $   2,958    $   5,019
Foreign currency translation adjustments...............................           (171)        147             (12)         210
                                                                            ----------   ---------       ----------   ---------
  Total comprehensive income...........................................     $    4,655   $   2,653       $   2,946    $   5,229
                                                                            ==========   =========       =========    =========

    7.       BUSINESS COMBINATIONS

RESEARCH GENETICS MERGER
On February 2, 2000, the Company completed a merger with Research Genetics, a privately-held U.S. company that supplies products and services for functional genomics and gene-based drug discovery research. The Company issued 3.2 million shares of common stock for all of the outstanding common stock of Research Genetics. The merger has been accounted for as a pooling of interests and is intended to qualify as a tax-free exchange. Costs incurred as a result of the merger and related integration are expected to be $6.4 million and are subject to change. These costs were expensed in February 2000 upon completion of the merger. As of June 30, 2000 the Company had $.4 million remaining in accrued merger related costs.

ETHROG MERGER
On June 21, 2000, the Company completed a merger with Ethrog Biotechnologies, Ltd., a privately-held company headquartered in Israel that has developed and patented a novel, fully enclosed system for the electrophoretic separation of macromolecules. The Company issued 198,869 shares of its common stock for all of the capital stock of Ethrog in a transaction that has been accounted for as a pooling of interests. Costs incurred as a result of the merger were $.2 million and are subject to change. These costs were expensed in June 2000 upon completion of the merger. As of June 30, 2000 the Company had $.1 million remaining in accrued merger related costs.

The combined financial information is presented to show the combined results of operations of Invitrogen, Research Genetics, and Ethrog Biotechnologies as if the mergers had occurred at the beginning of the periods presented.

NAP ACQUISITION
On June 30, 2000, the Company acquired Nucleic Acid Purification, Inc (NAP), a privately-held U.S. biotechnology company. The Company issued 17,778 shares of its common stock for all of the capital stock of NAP in a transaction that has been accounted for under the purchase method of accounting. Costs incurred as a result of the acquisition were $55,000, and were treated as part of the purchase price. The excess of purchase price over acquired assets was $1.4 million, and based on the life of the acquired technology will be amortized over 3 years.

     8.       ISSUANCE OF CONVERTIBLE SUBORDINATED DEBT

In March 2000, the Company issued $172.5 million principal amount of 5.5% convertible subordinated notes (the "Convertible Notes") due March 1, 2007 to certain accredited investors. After expenses, the Company received net proceeds of $167.0 million. Interest on the Convertible Notes is payable semi-annually on March 1st and September 1st, commencing in September 2000. The Convertible Notes were issued at 100% of principal value, and are convertible into 2,024,648 shares of stock at the option of the holder at any time at a price of $85.20 per share. The Convertible Notes may be redeemed, in whole or in part, at the Company's option on or after March 1, 2003 at a premium of 103.143% of par value which declines annually to par value at maturity date.

Costs incurred to issue the debt totaled $5.7 million and have been deferred and included in other assets in the consolidated balance sheet. These costs are being amortized over the term of the related debt using the effective interest method.

The Convertible Notes are subordinate to substantially all of the current and future outstanding debt of Invitrogen, including all of its secured debt and all debts and liabilities of Invitrogen's subsidiaries. The Convertible Notes are not subordinate to amounts the Company owes for employee compensation, goods or services purchased or to amounts the Company may owe to its subsidiaries.

     9.       SUBSEQUENT EVENT

         In July 2000, the Company signed definitive agreements to acquire all of the outstanding shares of both Life Technologies, a supplier of molecular biology and cell culture products for the life science industry, and Dexter Corporation (Dexter), which currently owns approximately 75% of Life Technologies' outstanding stock.

Under the terms of the agreements, the Company will acquire all of the outstanding common stock of Dexter for $62.50 per share or approximately $1.5 billion and all of the outstanding common stock of Life Technologies, other than the shares held by Dexter, for $60.00 per share or approximately $400 million. The consideration will consist of Invitrogen common stock and cash. The maximum cash available is approximately $410 million for Dexter shareholders and approximately $105 million for Life Technologies shareholders, or 28% of the aggregate merger consideration for each company.

Dexter shareholders who elect to receive stock will receive between 1.0417 and
0.7813 shares of Invitrogen common stock per Dexter share and Life Technologies shareholders who elect to receive stock will receive between 1.0000 and 0.7500 shares of Invitrogen common stock per Life Technologies share. The ratio will be determined based on the average closing price of

Invitrogen's common stock for the 20 consecutive trading days ending three days prior to the shareholder meetings to approve the transactions. The Company will assume the outstanding options of Life Technologies which will be converted into options to purchase approximately 800,000 shares of common stock of the Company.

These transactions will be accounted for as purchases. Consummation of the transactions are subject to the closing of the previously announced sales of Dexter's chemical businesses and usual and customary closing conditions and approvals, including the approval of the companies' stockholders and regulatory approvals. These transactions are expected to close in the Fall of 2000. The estimated direct costs of the transactions to be incurred by Invitrogen and the fair value of stock options assumed are estimated to be $43.6 million and are subject to change. These costs will be included in the purchase price of the transactions. Certain costs associated with the restructuring of existing Invitrogen operations and costs necessary to integrate the businesses of Invitrogen and Life Technologies that are expected to benefit future operations are estimated to range from $10 million to $20 million. These estimated costs will be expensed as restructuring costs after the completion of the mergers and after Invitrogen's management has completed and approved the restructuring plans and associated costs.

PART 1 FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We develop, manufacture, and market research tools in kit form and provide other research products and services to corporate, academic, and government entities. Our research kits simplify and improve gene cloning, gene expression, and gene analysis techniques as well as other molecular biology activities. Substantially all of our revenue to date has come from the sale of these research kits and related products used by a variety of scientific researchers to conduct gene cloning, expression, and analysis experiments. Our research kits are sold primarily in the United States, Europe, and Japan. Our products are used for research purposes and their use is not regulated by the United States Food and Drug Administration or by any comparable international organization.

We manufacture the majority of our research kits and other products in our manufacturing facilities in Carlsbad and San Diego, California and Huntsville, Alabama. In addition, we purchase products from third-party manufacturers. We also have a manufacturing facilities in Heidelberg, Germany for formulating and packaging fine chemicals and Israel for formulating and packaging electrophoresis gels.

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

We conduct research activities in the United States and business development activities in the United States and Europe. As part of these activities we actively seek to license intellectual property from academic, government, and commercial institutions relating to gene cloning, expression, and analysis technologies. To date, we have obtained over 95 licenses, which provide us with access to over 200 patents covering gene cloning, expression and analysis materials and techniques.

In June 1998, we began using our high-throughput cloning and expression technologies, which we market under the name Invitrogenomics. We are using this technology to rapidly clone and patent full-length genes which we are licensing and selling. In addition, we use our Invitrogenomics technology to provide gene cloning and expression services on a contract basis to pharmaceutical, biotechnology, and agricultural companies. Invitrogenomics products and services have generated limited revenues to date.

Our revenues have increased significantly since our inception and from 1995 to 1999 we have experienced compound annual revenue growth of 29%. The increase in our revenues has been due to several factors, including the continued growth of the market for gene identification, cloning, expression, and analysis kits and products; increasing market acceptance of these kits and products; our introduction of new research kits and products for gene identification, cloning, expression, and analysis; and the expansion of our direct sales and marketing efforts. We plan to continue to introduce new research kits, as we believe continued new product development and rapid product introduction is a critical competitive factor in the market for molecular biology research kits. In order to support increased levels of sales and to augment our long-term competitive position, we anticipate that we will continue to increase expenditures in sales and marketing, manufacturing and research and development.

We currently manufacture products for inventory and ship products shortly after the receipt of orders, and anticipate that we will do so in the future. Accordingly, we have not developed a significant backlog and do not anticipate that we will develop a material backlog in the future.

We have acquired a significant number of patent rights from third-parties as part of our business activities. These patent rights are used as a basis for the development of our research kits and Invitrogenomics technologies. In the past, we have paid royalties to such third-parties relating to sales of some of our research kits and selected services. Royalty expense is recognized as a cost of revenue as the related royalties are incurred.

On February 2, 2000 and June 21, 2000 we completed our mergers with Research Genetics and Ethrog Biotechnologies, Ltd., respectively. Both transactions have been accounted for as pooling of interests and the consolidated financial statements have been restated for all periods prior to the mergers to reflect the combined financial and operating results of Invitrogen, Research Genetics and Ethrog.

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


RESULTS OF OPERATIONS

REVENUES. Revenues for the three months ended June 30 increased $4.1 million, or 17%, from $23.6 million in 1999 to $27.7 million for 2000. For these same periods, revenues in North America increased $3.5 million, or 18%, from $18.9 million to $22.4 million, and revenues outside of North America increased $0.6 million, or 13%, from $4.7 million to $5.3 million. The overall increase in revenue was primarily attributable to continued market growth and increased market penetration for DNA microarrays, sequence-verified gene clones and gene cloning, expression and analysis kits. European revenues, when reported in U.S. Dollars, were adversely affected by changes in currency rates. The change in currency rates accounted for a decrease in U.S. Dollar denominated revenues of $.6 million, or 3%. European revenues also reflect no growth for the quarter for the fine chemicals product line acquired with the NOVEX merger last year. The fine chemicals product line is a slow to no-growth business. Holding currency conversion rates constant with those in 1999 and excluding revenues from the fine chemicals product line, European revenues increased 30% and worldwide revenues increased 20%.

For the six months ended June 30, revenues increased $9.8 million, or 22%, from $45.2 million in 1999 to $55 million in 2000. Revenues in North America increased $8.7 million, or 25%, from $35.4 million in 1999 to $44.1 million in 2000 and revenues outside of North America increased $1.1 million, or 11%, from $9.8 million in 1999 to $10.9 million in 2000. Holding currency conversion rates constant with those in 1999 and excluding revenues from the fine chemicals product line, European revenues for the six month period ended June 30, 2000 increased 34% and worldwide revenues increased 26%.

We expect that future revenues will be affected by new product introductions, competitive conditions, customer research budgets, the rate of expansion of our customer base, and foreign currency rates.

GROSS MARGIN. Gross margin as a percentage of revenues for the three months ended June 30, 2000 increased to 68% from 64.8% for the same period in 1999. For the six months ended June 30, gross margin increased from 63.5% in 1999 to 67.3% in 2000. Gross margin improvements during both periods ended June 30 were primarily a result of increased sales of higher-margin products, and manufacturing and operational efficiencies.

We believe that gross margin for future periods could be affected by sale volumes, competitive conditions, royalty payments on licensed technologies and foreign exchange factors. The functional currency of our Netherlands subsidiary, Invitrogen B.V., is the Netherlands Guilder (NLG), for our German subsidiary, Serva GmbH, is the Deutsche Mark and for our Israeli subsidiary Ethrog, is the New Israeli Shekel (NIS). The translation from NLG, Deutsche Mark and NIS to the U.S. Dollar for revenue and expenses is based on the average exchange rate during the period; large increases or decreases in the spread between currencies have affected and may continue to affect revenues, gross margin and reported income. The two European subsidiaries conduct their European business in the currencies of their significant customers. Exchange gains or losses arising from transactions denominated in these currencies are recorded using the actual exchange differences on the date of the transaction. Large increases or decreases in these currency fluctuations could also impact revenues, gross margin and reported profits.

SALES AND MARKETING. Sales and marketing expenses increased $1.3 million from $4.2 million for the three months ended June 30, 1999 to $5.5 million for the same period in 2000. As a percentage of revenues, sales and marketing expenses increased from 18% to 20% for these periods.

For the six months ended June 30, 2000, sales and marketing expenses increased $2.1 million from $8.2 million in 1999 to $10.3 million in 2000. As a percentage of revenues, sales and marketing expenses increased from 18% to 19% in 2000.

The increase in sales and marketing expenses occurred as we increased our sales forces both in Europe and North America and implemented a new brand recognition program. The number of sales personnel doubled from June 30, 1999 to June 30, 2000, with two thirds of the new hires occurring in the first six months of this year. We anticipate that sales and marketing expenses will comprise over 20% of revenues over the next few years as we continue this expansion of our field sales forces in both North America and Europe.

GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended June 30 increased $0.3 million from $3.2 million in 1999 to $3.5 million in 2000. As a percentage of revenues for the same periods, general and administrative expenses decreased from 14% to 13%.

For the six months ended June 30, 2000 general and administrative expenses increased $0.8 million from $6.3 million, or 14% of revenues, in 1999 to $7.1 million, or 13% of revenues in 2000.

The absolute increase resulted from the continued expansion during 2000 of administrative resources to support our growth and requirements as a newly public company. The decline as a percentage of revenues occurred as a fixed portion of our general and administrative expenses was spread over a larger revenue base.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased $0.3 million from $4.1 million for the three months ended June 30, 1999, to $3.8 million in 2000. As a percentage of revenues, research and development expenses decreased from 17% in 1999 to 14% in 2000.

For the six months ended June 30, 2000, research and development expenses decreased $0.3 million to $7.3 million, or 13% of revenues, from $7.6 million for the same period in 1999, or 17% of revenues.

The decrease in research expenses resulted from increased operating efficiencies from the integration of the Novex and Invitrogen research personnel from two facilities into one. The decline as a percentage of revenues occurred as our research and development expenses were spread over a larger revenue base.

OTHER INCOME (EXPENSE), NET. Other income (expense), net, increased by $1.6 million from $0.1 million for the three months ended June 30, 1999, to $1.7 million for the same period in 2000. For the six months ended June 30, other income (expense), net, increased $2.4 million from $0.1 million in 1999 to $2.5 million in 2000. The increase for both periods were mainly attributable to larger balances of cash and investments during the period, offset by interest accruing on the 5.5% Convertible Subordinated notes that were issued in March 2000.

PROVISION FOR INCOME TAXES. The provision for income taxes for the six months ended June 30, 2000 was 63.7% due to certain merger related costs incurred in February and June 2000 that are not deductible for tax purposes. Excluding the impact of the merger related costs, net of tax, our effective tax rate increased from 33.7% for all of 1999 to 37.3% for 2000. Higher taxable income in 2000 lessens the impact of our tax credits which effectively increases our rate. Company holdings in tax-deductible investments have also been reinvested in fully taxable investments due to our net operating loss carryforward for tax purposes, which also increases our effective rate.

LIQUIDITY AND CAPITAL RESOURCES

Net cash from operating activities generated $15.3 million during the first six months of 2000. Net cash generated from financing activities totaled $162.8 million, and reflects $167.0 million in net proceeds from the issuance of convertible subordinated debt, $6.3 million in net proceeds from stock issued under employee stock plans, reduced by $9.4 million that was used to pay off debt acquired in the Research Genetics merger. Purchases of held-to-maturity securities totaled $98.0 million, and capital expenditures and payments for intangible assets during the first six months of 2000 totaled $6.4 million and $.2 million, respectively.

During the first six months of 2000 we recorded a current deferred tax asset of $12.3 million representing amounts deductible for income tax purposes for non-qualified stock option exercises and disqualifying dispositions of our common stock by employees during the quarter. This benefit is reflected as additional paid-in capital in the June 30, 2000 consolidated balance sheet.

On February 2, 2000 we completed our merger with Research Genetics. As consideration for the merger, we issued 3.2 million shares of our common stock for all of the outstanding common stock of Research Genetics. Costs incurred as a result of the merger and related integration are expected to be $6.4 million, which includes $2.2 million paid by a Research Genetics shareholder, and are subject to change. These costs were expensed in February 2000, after the merger was completed.

In March 2000 we issued $172.5 million in 5.5% Convertible Subordinated Notes due 2007. The Notes were priced on February 24, 2000 at 100% of their principal amount and are convertible into 2,024,648 shares of Invitrogen's common stock. Interest is payable semiannually on March 1 and September 1. The Notes may be redeemed, in whole or in part, at the option of Invitrogen on or after March 1, 2003.

On June 21, 2000 we completed our merger with Ethrog. As consideration for the merger, we issued 198,869 shares of our common stock for all of the outstanding common stock of Ethrog. Costs incurred as a result of the merger were $.2 million. These costs were expensed in June 2000, after the merger was completed.

On June 30, 2000 we completed our acquisition of Nucleic Acid Purification
(NAP). As consideration for the acquisition, we issued 17,778 shares of our common stock for all of the outstanding common stock of NAP. Costs incurred as a result of the merger were $55,000 and have been included in the purchase price of the transaction.

As of June 30, 2000 we had cash, cash equivalents and short-term investments held-to-maturity, totaling $273.8 million and working capital of $293.5 million. Our funds are currently invested in U.S. Treasury and government agency obligations, and corporate debt securities. We have an available bank line-of-credit facility totaling $3.0 million that expires in October 2001, and at June 30, 2000 no amounts were outstanding. Due to our sufficient cash balances in February 2000 we terminated the $1.2 million line-of-credit facility that we acquired in the NOVEX merger. In February we assumed Research Genetics' bank line-of-credit facility totaling $1.5 million. In March 2000 we fully paid the outstanding balance on this line and terminated the facility.

The proposed transaction with Life Technologies and Dexter will require the Company to make cash payments of approximately $518 million. This will be funded with current cash balances and the proceeds from the sale of certain Dexter assets. The estimated direct costs of the transaction to be incurred by Invitrogen and the fair value of stock options assumed are estimated to be $43.6 million and are subject to change. Certain costs associated with the restructuring of existing Invitrogen operations and costs necessary to integrate the businesses of Invitrogen and Life Technologies that are expected to benefit future operations are estimated to range from $10 million to $20 million. At the conclusion of the transaction, the Company expects to have less than $50 million in cash, cash equivalents, and short-term investments.

Excluding the proposed merger transaction, we expect that our current cash and cash equivalents, funds from operations and interest income earned thereon will be sufficient to fund our operations for at least two years. Our future capital requirements and the adequacy of our available funds will depend on many factors, including scientific progress in our research and development programs, the magnitude of those programs, our ability to establish collaborative and licensing arrangements, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments and future business acquisitions.


CURRENCY HEDGING AND FOREIGN CURRENCY TRANSLATION

We conduct business transactions with our subsidiaries in the Netherlands, Israel and with our foreign distributors, including those in Asia, in U.S. Dollars. Transactions with our German subsidiary, Serva GmbH, are denominated in Deutsche Marks. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts with respect to transactions with our subsidiaries or transactions with our foreign customers. However, in the normal course of business, Invitrogen B.V. from time to time purchases exchange-traded put options on U.S. Dollars and U.K. Pounds Sterling to mitigate foreign currency exposure. At June 30, 2000 outstanding options totaled $1.4 million and mature on various dates through December 2000.

NLG is the functional currency for Invitrogen B.V., NIS is the functional currency of Israel and the Deutsche Mark is the functional currency for Serva GmbH. The translation from NLG, NIS and the Deutsche Mark to the U.S. Dollar for balance sheet accounts is done using the current exchange rate in effect at the balance sheet date and for revenue and expense accounts using the average exchange rate during the period. The effects of translation are recorded as a separate component of stockholders' equity. Invitrogen
B.V., and Serva GmbH conduct their business with significant customers in their local European currencies; exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date of the transaction and are included in the consolidated statements of income in the respective period incurred.

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


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk. Our investment portfolio is maintained in accordance with our investment policy which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. We do not utilize any form of interest rate swap agreements to manage our exposure to fluctuations in earnings due to changes in interest rates. As of June 30, 2000, cash and cash equivalents are invested primarily in securities with maturities of less than 180 days. Since the fair value of Invitrogen's cash and cash equivalents approximated carrying value due to the short-term nature of the investments, any increase in interest rates would not have a material impact on the ending value of our cash equivalents. We would, however, be at risk for lower earnings should interest rates decline dramatically.

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

Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to, those listed below under "Risk Factors " as well as other risks and uncertainties detailed in our Preliminary Proxy Statement, filed with the Securities and Exchange Commission on August 2, 2000.

The above Management's Discussion and Analysis should be read in conjunction with the consolidated financial statements and notes thereto included in Invitrogen's Preliminary Proxy Statement, filed with the Securities and Exchange Commission on August 2, 2000.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

FAILURE TO SUCCESSFULLY INTEGRATE LIFE TECHNOLOGIES INTO OUR OPERATIONS COULD REDUCE INVITROGEN'S PROFITABILITY.

         Invitrogen signed the merger agreement with Life Technologies on July 7, 2000. Our integration of the operations of Life Technologies will require significant efforts from each company, including the coordination of research and development and sales and marketing efforts. We may find it difficult to integrate the operations of these acquired companies. Personnel may leave or be terminated because of the mergers. Such employee terminations or resignations or facility closures may require us to make severance or other payments and may result in related litigation.

         Life Technologies' headquarters is located in Rockville, Maryland with other U.S. operations in Frederick, Maryland and Grand Island, New York, while Invitrogen's U.S. headquarters and the bulk of Invitrogen's other operations are located in Carlsbad, California. This physical separation of facilities could make it difficult for us to communicate effectively with, manage and integrate Life Technologies' staff and operations with the rest of Invitrogen. Such difficulties could significantly hurt our operations and consequently our financial results.

         Invitrogen's management may have its attention diverted while trying to integrate Life Technologies. Such diversion of management's attention or difficulties in the transition process could have a material adverse impact on us. If we are not able to successfully integrate the operations of Life Technologies, our expectations of future results of operations may not be met. Factors which will determine the success of the mergers include:

- changes in the favorable market reaction to Invitrogen's and Life Technologies' significant products;

- competitive factors, including technological advances attained by competitors and patents granted to, or contested by competitors, which would result in their ability to compete against us more effectively;

- the ability of the combined company to increase sales of both companies' products; and

- the ability of the combined company to operate efficiently and achieve cost savings.

         Even if the companies are able to integrate operations, there can be no assurance that synergies will be achieved. The failure to achieve synergies could have a material adverse effect on the business results of operations and financial condition of the combined company.

FAILURE TO MANAGE GROWTH COULD IMPAIR OUR BUSINESS.

         Our business has grown rapidly. Our net revenues increased from $55.3 million in 1997 to $92.9 million in 1999. During that same period we significantly expanded our operations in the United States and in Europe. The number of our employees has increased from approximately 272 at December 31, 1996 to approximately 609 at December 31, 1999. Following the proposed mergers, the combined companies will have approximately 2,800 employees and approximately $502 million in pro forma 1999 revenues.

         It is very difficult to manage this rapid growth, and our future success depends on our ability to implement:

-       research and product development;

-       sales and marketing programs;

-       customer support programs;

-       operational and financial control systems; and

-       recruiting and training of new personnel.

         Our ability to offer successfully products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures, and to expand and train our workforce worldwide.

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

         Invitrogen's mergers with Life Technologies and Dexter will require additional investments in operations, product research and development, administration and sales and marketing which are significant expenses. Failure to manage successfully and coordinate the growth of the combined company could adversely impact our revenue and profits.

REDUCTION IN RESEARCH AND DEVELOPMENT BUDGETS AND GOVERNMENT FUNDING MAY AFFECT SALES.

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

         Our customers generally receive funds from approved grants at particular times of the year, as determined by the federal government. In the past, grants have been frozen for extended periods or have otherwise become unavailable to various institutions without advance notice. The timing of the receipt of grant funds affects the timing of purchase decisions by our customers and, as a result, can cause fluctuations in our sales and operating results.

FAILURE TO LICENSE NEW TECHNOLOGIES COULD IMPAIR OUR NEW PRODUCT DEVELOPMENT.

         Our business model of providing products to researchers working on a variety of genetic projects requires us to develop a wide spectrum of products. To generate broad product lines it is advantageous to sometimes license technologies from the scientific community at large rather than depending exclusively on our own employees. As a result, we believe our ability to in-license new technologies from third parties is and will continue to be critical to our ability to offer new products. More than 40% of our current revenues are from products manufactured or sold under licenses from third parties.

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

LOSS OF LICENSES COULD HURT OUR PERFORMANCE.

         Some of our licenses do not run for the length of the underlying patent. We may not be able to renew our existing licenses on favorable terms, or at all. If we lose the rights to a patented technology, we may need to stop selling certain of our products, redesign our products or lose a competitive advantage. Potential competitors could in-license technologies that we fail to license and potentially erode our market share for certain products.

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

OUR MARKET SHARE DEPENDS ON NEW PRODUCT INTRODUCTIONS AND ACCEPTANCE.

         The market for our products and services is only about fifteen years old. Rapid technological change and frequent new product introductions are typical for the market. For example, prepackaged kits to perform research in particular cell lines and already-isolated genetic material are only now coming into widespread use among researchers. Our future success will depend in part on continuous, timely development and introduction of new products that address evolving market requirements. We believe successful new product introductions provide a significant competitive advantage because customers make an investment of time in selecting and learning to use a new product, and are reluctant to switch thereafter. To the extent we fail to introduce new and innovative products, we may lose market share to our competitors, which will be difficult or impossible to regain. An inability, for technological or other reasons, to develop successfully and introduce new products could reduce our growth rate or damage our business.

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

LOSS OF KEY PERSONNEL COULD HURT OUR BUSINESS.

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

COMPETITION IN THE LIFE SCIENCES RESEARCH MARKET COULD REDUCE SALES.

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

DISTRIBUTORS MAY FORCE US TO USE MORE EXPENSIVE MARKETING AND DISTRIBUTION CHANNELS.

         Certain of our customers have developed purchasing initiatives to reduce the number of vendors from which they purchase in order to lower their supply costs. In some cases these accounts have established agreements with large distributors, which include discounts and the distributors' direct involvement with the purchasing process. These activities may force us to supply the large distributors with our products at a discount to reach those customers. For similar reasons many larger customers, including the U.S. government, have requested and may in the future request, special pricing arrangements, including blanket purchase agreements. These agreements may limit our pricing flexibility, especially with respect to our electrophoresis products, which could adversely impact our business, financial condition and results of operations. Currently, we do not have the capability to accept and process orders through our website. Accordingly, we may implement sales through Internet vendors. Internet sales through third parties may negatively impact our gross margins as the commission paid on Internet sales would be an additional cost not incurred through the use of non-Internet vendors.

WE RELY ON THIRD PARTY MANUFACTURERS TO MANUFACTURE SOME OF OUR PRODUCTS AND COMPONENTS.

         We rely on third party manufacturers to supply many of our raw materials, product components and, in some cases, entire products. In particular, we purchase all of the cassettes used in our pre-cast electrophoresis gels from a single third party manufacturer. Also, we recently contracted with an outside vendor for the production of our PowerEase instrument products. Manufacturing problems may occur with these and other outside sources. If such problems occur, there can be no assurance that we will be able to manufacture our products profitably or on time.

INTERNATIONAL UNREST OR FOREIGN CURRENCY FLUCTUATIONS COULD ADVERSELY AFFECT OUR RESULTS.

         Including subsidiaries and distributors, our products are currently marketed in more than 30 countries throughout the world. Our international revenues, which include revenues from our Netherlands, Germany and Israeli subsidiaries and export sales, represented 31% of our product revenues in 1999 and 1998, and 27% in 1997. We expect that international revenues will continue to account for a significant percentage of our revenues for the foreseeable future, in part because we intend to expand our international operations.

         There are a number of risks arising from our international business, including:

- general economic and political conditions in the markets in which we operate, including fluctuations in significant currency exchange rates;

-        potential increased costs associated with overlapping tax structures;

-        potential trade restrictions and exchange controls;

- more limited protection for intellectual property rights in some countries;

- difficulties and costs associated with staffing and managing foreign operations;

-        uncertain effects of the movement in Europe to a unified currency;

- slower growth in the European market until the unified currency is fully adopted;

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

         The Asia/Pacific region in the past has experienced unstable economic conditions and significant devaluation in its currencies. The economic situation in the region may result in slower payments of outstanding receivable balances. To date, this region has not represented a significant portion of our revenues. However, to the extent the Asia/Pacific region becomes increasingly important, or to the extent the factors affecting the region begin to affect other geographic locations, our business could be damaged.

INABILITY TO PROTECT OUR TECHNOLOGIES COULD AFFECT OUR ABILITY TO COMPETE.

         Our success depends to a significant degree upon our ability to develop proprietary products and technologies. However, we cannot assure you that patents will be granted on any of our patent applications. We also cannot assure you that the scope of any of our issued patents will be sufficiently broad to offer meaningful protection. We only have patents issued in selected countries. Therefore, third parties can make, use and sell products covered by our patents in any country in which we do not have patent protection. In addition, our issued patents or patents we license could be successfully challenged, invalidated or circumvented so that our patent rights would not create an effective competitive barrier. The right to use our products is given to our customers under label licenses that are for research purposes only. These licenses could be contested and we cannot assure you that we would either be aware of an unauthorized use or be able to enforce the restrictions in a cost-effective manner.

DISCLOSURE OF TRADE SECRETS COULD AID OUR COMPETITORS.

         We attempt to protect our trade secrets by entering into confidentiality agreements with third parties, our employees and consultants. However, these agreements can be breached and, if they are, there may not be an adequate remedy available to us. If our trade secrets become known we may lose our competitive position.

INTELLECTUAL PROPERTY OR OTHER LITIGATION COULD HARM OUR BUSINESS.

         Litigation regarding patents and other intellectual property rights is extensive in the biotechnology industry. We are aware that patents have been applied for and, in some cases, issued to others claiming technologies which are closely related to ours. As a result, and in part due to the ambiguities and evolving nature of intellectual property law, we periodically receive notices of potential infringement of patents held by others. Although we have to date successfully resolved these types of claims, we may not be able to do so in the future.

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

OUR ANTI-TAKEOVER DEFENSE PROVISIONS MAY DETER POTENTIAL ACQUIRORS AND MAY DEPRESS INVITROGEN'S STOCK PRICE.

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

         These provisions could discourage potential takeover attempts and could adversely affect the market price of Invitrogen common stock.

ACCIDENTS RELATED TO HAZARDOUS MATERIALS COULD ADVERSELY AFFECT OUR BUSINESS.

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

         We generate waste that must be transported to approved landfills. The transportation and disposal of such waste meets applicable state and federal guidelines. However, the disposal of such waste puts the company at risk for environmental liability if, in the future, the landfills leak and are proved to have damaged the environment.

         Furthermore, in acquiring Dexter, we are assuming Dexter's environmental liabilities. While we believe that Dexter has adequately reserved and/or has insurance for the cost of such liabilities, we anticipate purchasing additional insurance to safeguard the company's assets. However, unexpected costs could exceed stated reserves and insurance. This may require us to allocate additional funds and other resources to address Dexter's environmental liabilities.

POTENTIAL PRODUCT LIABILITY CLAIMS COULD AFFECT OUR EARNINGS AND FINANCIAL CONDITION.

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

ABSENCE OF DIVIDENDS COULD REDUCE INVITROGEN'S ATTRACTIVENESS TO INVESTORS.

         Some investors favor companies that pay dividends, particularly in market downturns. We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for funding growth and, therefore, we do not currently anticipate paying cash dividends on our common stock in the foreseeable future.

FOLLOWING THE MERGERS, WE MAY NEED TO OBTAIN ADDITIONAL FINANCING TO SUPPORT ONGOING OPERATIONS.

         In order to consummate the mergers, we will deplete our cash reserves. In order to support ongoing operations, we may need to raise additional funds. Such funds may not be available on favorable terms or at all. If we are unable to raise additional funds we may be required to scale back operations which could adversely impact our business.

THERE ARE OTHER RISKS RELATED TO LIFE TECHNOLOGIES' AND DEXTER'S ONGOING OPERATIONS.

         There are additional risks related to the ongoing operation of Life Technologies and Dexter that differ in some respects from the risks we have faced previously. These risks include:

         -        changes in pricing or availability of fetal bovine serum,

         - the possibility of adverse rulings by or adverse developments in negotiations with the government,

         -        litigation risks,

         -        potential environmental liabilities, and

         - other risks detailed in the filings by Dexter and Life Technologies with the Securities and Exchange Commission.

We can not assure you that we will be able to manage these risks in such a manner as will not adversely affect our business.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      The Annual Meeting of Stockholders was held on April 27, 2000.

(b)      See c) below.

(c) PROPOSAL I. The following members of the Board of Directors were elected to serve for three years and until their successors are elected and qualified:


         Number of Votes Cast       Total votes for Each      Total votes Withheld
                                        Director                 from Each Director
                                    ---------------------     ---------------------
         James R. Glynn                 19,409,977                    53,802
         Donald W. Grimm                18,315,675                 1,148,104

         PROPOSAL II. To amend Invitrogen's 1998 Stock Option Plan to increase the number of shares reserved for issuance under the plan by 100,000 shares for a total of 350,000 shares of common stock was approved by 18,284,662 affirmative votes vs. 1,176,152 negative votes vs. 2,965 abstentions.

         PROPOSAL III. To ratify the appointment of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending December 31, 2000 was approved by 19,419,307 affirmative votes vs. 2,861 negative votes vs. 41,611 abstentions.

(d)      Not applicable.


ITEM 5.  OTHER INFORMATION
Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed as part of this report:

         *   3.1   Restated Certificate of Incorporation of the Company, as
                   amended.
         *   3.2   Amended and Restated Bylaws of the Company.
         *   4.1   Specimen Common Stock Certificate.
         *   10.1  Form of Indemnification Agreement for directors and executive officers.
         *   10.2  1995 Stock Option Plan and forms of Incentive Stock Option
                   Agreement and Nonstatutory Stock Option Agreement thereunder.
         *   10.3  1997 Stock Option Plan, as amended, and forms of Incentive
                   Stock Option Agreement and Nonstatutory Stock Option
                   Agreement thereunder.
         *   10.4  1998 Employee Stock Purchase Plan
                   and form of subscription agreement thereunder.
         *   10.5  Patent License Agreement, effective as of July 1, 1998, among
                   F. Hoffmann-La Roche Ltd, Roche Molecular Systems, Inc. and
                   Invitrogen Corporation.
         *   10.6  License Agreement, dated May 10, 1990, between Molecular
                   Chimerics Corporation and Invitrogen Corporation.
         *   10.7  Purchase Agreement, effective July 1, 1994, between Cayla and Invitrogen, as amended.

         *   10.8  License Agreement, dated January 22, 1997, between
                   Sloan-Kettering Institute for Cancer Research and Invitrogen.
         *   10.9  Lease, dated November 1, 1995, as amended, between CRC and
                   Invitrogen.
         * 10.10 Stock Purchase and Stockholders Agreement dated June 20, 1997 among Invitrogen, Lyle C. Turner, Joseph Fernandez, TA/Advent
                   VIII L.P., Advent Atlantic and Pacific III, L.P. and TA
                   Venture Investors L.P.
         *   10.11 Stock Purchase Agreement dated November 3, 1998, between
                   MorphaGen, Inc., Heidi Short and Invitrogen Corporation.
         * 10.12 Employment Agreement between Theodore De Frank and Invitrogen dated September 28, 1995.
         **  10.13 Assignment of Intellectual Property Conditional on Payment
                   Dated as of May 31, 1999, by and between Molecular Biology
                   Resources and Invitrogen Corporation.
         ** 10.14 Agreement and Plan of Merger, dated as of June 14, 1999, among Invitrogen Corporation, INVO Merger Corporation and NOVEX.
         *** 10.15 1996 NOVEX Stock Option/Stock Issuance Plan and forms of
                   Incentive Stock Option Agreement and Nonstatutory Stock
                   Option Agreement thereunder.
         *** 10.16 1998 NOVEX Stock Option/Stock Issuance Plan and forms of
                   Incentive Stock Option Agreement and Nonstatutory Stock Option
                   Agreement thereunder.
         *** 10.17 Employment Agreement between NOVEX and David E. McCarty dated
                   July 22, 1997, assumed by Invitrogen on August 17, 1999.
         *** 10.18 Promissory Note from Lyle C. Turner dated December 1998.
         *** 10.19 Novel Experimental Technology 401(k) Employee Ownership Plan
                   and Trust Agreement, dated April 1, 1997, as amended.
         *** 10.20 Invitrogen Corporation Employee Stock Ownership Plan, dated
                   January 1, 1996.
         ****10.21 5.5% Convertible Subordinated Note Due 2007.
         ****10.22 5.5% Convertible Subordinated Notes due 2007, Purchase
                   Agreement dated February 25, 2000.
         ****10.23 Indenture dated as of March 1, 2000 between Invitrogen
                   Corporation and State Street Bank and Trust Company of
                   California, N.A.
         ****10.24 5.5% Convertible Subordinated Notes Due 2007, Registration
                   Rights Agreement dated as of March 1, 2000 by and among Invitrogen Corporation, and Donaldson, Lufkin & Jenrette
                   Securities Corporation et al., as Initial Purchasers.
         ****10.25 Agreement and Plan of
                   Reorganization, dated as of February 1, 2000, among Invitrogen Corporation, RG Merger Corporation and Research
                   Genetics, Inc.
         ****10.26 2000 Nonstatutory Stock Option Plan.


             27.01 Financial Data Schedule

----------------------
         * Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File NO. 333-68665)
         ** Incorporated by reference to the Registrant's Registration Statement on Form S-4 (File NO. 333-82593)
         *** Incorporated by reference to the Registrant's Registration Statement on Form S-1/A (File NO. 333-87085)
         **** Incorporated by reference to the Registrant's Registration Statement on Form S-3/A (File NO. 333-37964)

(b) A Form 8-K dated July 9, 2000 was filed on July 11, 2000 to report the signing of a definitive merger agreement with Life Technologies and Dexter Corporation.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       INVITROGEN CORPORATION

Date:  August 11, 2000                   By:      /s/ James R. Glynn
                                                 ----------------------------
                                                 James R. Glynn
                                                 Executive Vice President and
                                                 Chief Financial Officer