Form 10-Q
period 2000-09-30
INVITROGEN CORP
filed 2000-11-14
CIK 1073431

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
             For the transition period from _________ to __________

                         COMMISSION FILE NUMBER: 0-25317


                             INVITROGEN CORPORATION
             (Exact name of registrant as specified in its charter)



                DELAWARE                             33-0373077
       -------------------------------     ------------------------------------
       (State or other jurisdiction of     (I.R.S. Employer Identification No.)
       incorporation or organization)



          1600 FARADAY AVENUE, CARLSBAD, CA            92008
       ----------------------------------------      ----------
       (Address of principal executive offices)      (Zip Code)

       Registrant's telephone number, including area code: (760) 603-7200



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].


As of November 9, 2000 there were 50,897,621 shares of the registrant's Common Stock, par value $.01 per share, outstanding.

PART 1 FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                     INVITROGEN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                                                          SEPTEMBER 30,          DECEMBER 31,
                                                                                             2000                   1999
                                                                                        ------------------     ------------------
                                                                                           (UNAUDITED)
                                     ASSETS
Current Assets:
   Cash and cash equivalents.....................................................       $       473,239        $       102,238
   Short-term investments, held-to-maturity......................................                24,890                      -
   Restricted cash...............................................................               216,548                      -
   Accounts receivable, net of allowance for doubtful accounts of $5,609 and $835               102,587                 11,530
   Inventories...................................................................               101,934                  7,556
   Deferred income taxes and taxes receivable....................................                27,533                  8,056
   Prepaid expenses and other current assets.....................................                11,250                  1,017
                                                                                        ------------------     ------------------
     Total current assets........................................................               957,981                130,397
Property, plant and equipment, net...............................................               164,075                 21,678
Goodwill and other purchased intangibles, net....................................             1,547,093                  4,139
Deferred income taxes............................................................                11,168                    117
Other assets.....................................................................                54,763                    445
                                                                                        ------------------     ------------------
     Total assets................................................................       $     2,735,080        $       156,776
                                                                                        ==================     ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable to bank.........................................................       $         2,512        $           850
   Current portion of long-term obligations......................................                   828                  6,300
   Accounts payable..............................................................                27,213                  4,266
   Accrued liabilities...........................................................                78,336                  5,252
   Pension liabilities...........................................................                 3,753                      -
   Deferred credits and reserves.................................................                 5,806                      -
   Cash and common stock payable to shareholders.................................             1,784,842                      -
   Income taxes..................................................................               163,519                  1,680
                                                                                        ------------------     ------------------
     Total current liabilities...................................................             2,066,809                 18,348
Long-term obligations............................................................                11,091                  7,324
Deferred credits and reserves....................................................                20,411                      -
Deferred income taxes............................................................               253,384                    439
5.5% Convertible subordinated notes due March 1, 2007............................               172,500                      -
                                                                                        ------------------     ------------------
     Total liabilities...........................................................             2,524,195                 26,111
                                                                                        ------------------     ------------------
Minority interest................................................................                 4,850                      -
                                                                                        ------------------     ------------------
Commitments and contingencies

Stockholders' Equity:
  Preferred Stock; 6,405,884 shares authorized; no shares issued or outstanding..                     -                      -
  Common Stock; $0.01 par value, 125,000,000 shares authorized;
   23,956,150 and 22,470,009 shares issued and outstanding.......................                   240                    225
  Additional paid-in-capital.....................................................               202,328                121,924
  Deferred compensation..........................................................                (7,685)                  (746)
  Accumulated other comprehensive income (loss)..................................                 4,104                   (439)
  Retained earnings..............................................................                 7,048                  9,701
                                                                                        ------------------     ------------------
     Total stockholders' equity..................................................               206,035                130,665
                                                                                        ------------------     ------------------
     Total liabilities and stockholders' equity..................................       $     2,735,080        $       156,776
                                                                                        ==================     ==================

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                     INVITROGEN CORPORATION AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                                                               2000         1999            2000        1999
                                                                             ---------   ---------       ---------    ---------
                                                                                                (UNAUDITED)
Revenues...............................................................     $   47,989   $  23,807       $ 102,972    $  69,050
Cost of revenues.......................................................         23,818       8,811          41,803       25,312
                                                                             ---------   ---------       ---------    ---------
   Gross margin........................................................         24,171      14,996          61,169       43,738

Operating Expenses:
  Sales and marketing..................................................          8,727       4,070          19,017       12,237
  General and administrative...........................................          4,872       2,768          11,868        8,851
  Research and development.............................................          5,244       3,729          12,578       11,329
  Deferred compensation amortization...................................            415          56             505          248
  Goodwill and other purchased intangibles amortization................         11,761           4          11,777           12
  Merger related costs.................................................            385       3,895           6,965        3,895
                                                                             ---------   ---------       ---------    ---------
     Total operating expenses..........................................         31,404      14,522          62,710       36,572
                                                                             ---------   ---------       ---------    ---------
Income (loss) from operations..........................................         (7,233)        474          (1,541)       7,166
                                                                             ---------   ---------       ---------    ---------
Other Income (Expense), net:
  Gain (loss) on foreign currency transactions.........................           (370)        106            (358)        (104)
  Interest and other expense...........................................         (2,683)       (386)         (6,369)        (763)
  Interest and other income............................................          5,428         480          11,567        1,155
                                                                             ---------   ---------       ---------    ---------
      Total other income, net..........................................          2,375         200           4,840          288
                                                                             ---------   ---------       ---------    ---------
Income (loss) before provision for income taxes and minority interest..         (4,858)        674           3,299        7,454
Provision for income taxes.............................................            694         273           5,892        2,782
Minority interest......................................................             60           -              60            -
                                                                             ---------   ---------       ---------    ---------
Net income (loss)......................................................         (5,612)        401          (2,653)       4,672

Less:  Preferred stock dividends.......................................              -           -               -         (163)
           Accretion of non-voting redeemable common stock.............              -           -               -          (74)
           Adjustment to beneficial conversion feature related to
             convertible preferred stock...............................              -           -               -          985
                                                                             ---------   ---------       ---------    ---------
Income (loss) available to common stockholders.........................     $   (5,612) $      401       $  (2,653)   $   5,420
                                                                             =========   =========       ==========   =========
Earnings (loss) per common share:
  Basic                                                                     $    (0.24) $     0.02       $   (0.11)   $    0.29
                                                                            =========== ==========       ==========   =========
  Diluted..............................................................     $    (0.24) $     0.02       $   (0.11)   $    0.26
                                                                            =========== ==========       ==========   =========
Weighted average shares used in per share calculation:
  Basic................................................................         23,828      19,406          23,459       18,498
  Diluted..............................................................         23,828      22,136          23,459       21,045

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     INVITROGEN CORPORATION AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                --------------------------------
                                                                                                   2000                  1999
                                                                                                ----------             ---------
                                                                                                          (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)....................................................................        $  (2,653)             $   4,672
   Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation........................................................................            4,114                  2,758
    Amortization of intangible assets...................................................           12,320                    191
    Amortization of deferred compensation...............................................              506                    276
    Deferred income taxes...............................................................            7,564                     (8)
    Merger related costs................................................................            2,390                  1,820
    Minority interest...................................................................               60                      -
    Other non-cash adjustments..........................................................            4,615                    (44)
   Changes in operating assets and liabilities, net of business combinations:
    Accounts receivable.................................................................           (4,491)                (2,930)
    Inventories.........................................................................           (1,776)                  (816)
    Prepaid expenses and other current assets...........................................              826                 (1,863)
    Other assets........................................................................              (27)                   419
    Accounts payable....................................................................           (6,659)                (1,222)
    Accrued expenses and other current liabilities......................................            3,715                  3,853
    Income taxes........................................................................             (796)                    25
                                                                                                ----------             ---------
       Net cash provided by operating activities........................................           19,708                  7,131
                                                                                                ----------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net cash acquired from business combinations.........................................          223,024                      -
   Purchases of short-term investments, held-to-maturity................................          (99,523)                     -
   Sales of short-term investments, available-for-sale..................................           69,633                      -
   Maturities of short-term investments, held-to-maturity...............................            5,000                      -
   Net payments received on note receivables............................................              159                      -
   Purchases of property and equipment..................................................          (11,413)                (3,795)
   Payments for intangible assets.......................................................           (1,226)                (1,525)
                                                                                                ----------             ---------
       Net cash provided by (used in) investing activities..............................          185,654                 (5,320)
                                                                                                ---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances from (payments on) line-of-credit, net......................................           (1,417)                   604
   Proceeds from long-term obligations..................................................          166,999                      -
   Principal payments on long-term obligations..........................................          (10,778)                (1,922)
   Redemption of preferred and common stock and payment of accrued dividends............                -                (17,507)
   Proceeds from sale of common stock...................................................            7,178                 49,596
                                                                                                ---------              ---------
       Net cash provided by financing activities........................................          161,982                 30,771

   Effect of exchange rate changes on cash..............................................            3,657                    (14)
                                                                                                ---------              ----------
   Net increase in cash and cash equivalents............................................          371,001                 32,568
   Cash and cash equivalents, beginning of period.......................................          102,238                  6,559
                                                                                                ---------              ---------
   Cash and cash equivalents, end of period.............................................        $ 473,239              $  39,127
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

PART 1 FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

                     INVITROGEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

GENERAL
     The consolidated financial statements include the accounts of Invitrogen Corporation and its majority owned or controlled subsidiaries (collectively the "Company" or "Invitrogen"). All significant intercompany accounts and transactions have been eliminated in consolidation. The interim financial statements have been prepared by Invitrogen, without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows as of and for the periods indicated.

     These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 14, 2000.

     The Company intends to reorganize into two lines of business, a Molecular Biology division and a Cell Culture division. Due to the ongoing integration of Life Technologies into Invitrogen, which is not expected to be complete until December 2000, segment reporting is expected to begin in the first quarter of 2001.

     Certain reclassifications have been made to conform prior period financial information to the current presentation. These reclassifications had no effect on reported income or losses.


1.       BUSINESS COMBINATIONS

RESEARCH GENETICS MERGER
     On February 2, 2000, the Company completed a merger with Research Genetics, Inc. (Research Genetics), a privately-held U.S. company that supplies products and services for functional genomics and gene-based drug discovery research. The Company issued 3.2 million shares of common stock for all of the outstanding common stock of Research Genetics. The merger has been accounted for as a pooling of interests and is intended to qualify as a tax-free exchange. Costs incurred as a result of the merger and related integration are estimated at $6.4 million. These costs were expensed in February 2000 upon completion of the merger. As of September 30, 2000, the Company had $0.3 million remaining in accrued merger related costs.

ETHROG MERGER
     On June 21, 2000, the Company completed a merger with Ethrog Biotechnologies, Ltd. (Ethrog), a privately-held company headquartered in Israel that has developed and patented a novel, fully enclosed system for the electrophoretic separation of macromolecules. The Company issued 198,869 shares of its common stock for all of the capital stock of Ethrog in a transaction that has been accounted for as a pooling of interests. Costs incurred as a result of the merger were $0.2 million. These costs were expensed in June 2000 upon completion of the merger. As of September 30, 2000, the Company had $0.1 million remaining in accrued merger related costs.

    The consolidated financial information is presented to show the combined results of operations of Invitrogen, Research Genetics, and Ethrog as if the mergers had occurred at the beginning of the periods presented in accordance with the accounting method for pooling of interests business combinations.

NAP ACQUISITION
     On June 30, 2000, the Company acquired Nucleic Acid Purification, Inc.
(NAP), a privately-held U.S. biotechnology company. The Company issued 17,778 shares of its common stock for all of the capital stock of NAP in a transaction that has been accounted for under the purchase method of accounting. Costs incurred as a result of the acquisition were $55,000, and were treated as part of the purchase price. The excess of purchase price over acquired assets was $1.4 million, and based on the life of the acquired technology is being amortized over 3 years.

LIFE TECHNOLOGIES AND DEXTER MERGERS
     On September 14, 2000, the Company completed a merger with both Life Technologies, Inc. (Life Technologies), a supplier of molecular biology and cell culture products for the life science industry, and Dexter Corporation (Dexter), which owned approximately 75% of Life Technologies' outstanding common stock prior to the completed merger. Under the terms of the agreements, the Company acquired all of the outstanding common stock of Dexter for $62.50 per share and all of the outstanding common stock of Life Technologies, other than the shares held by Dexter, for $60.00 per share. The Company expects to issue approximately 6 million shares of Invitrogen common stock (at an exchange ratio of 1.0) and cash totaling approximately $365.3 million for all of the outstanding common stock of Life Technologies, other than the shares owned by Dexter. The Company also expects to issue approximately 21.4 million shares of Invitrogen common stock (at an exchange ratio of 1.0417) and cash totaling approximately $1.4 billion for all of the outstanding common stock of Dexter. The exchange ratio for determining the number of shares of Invitrogen common stock was based on the average closing price of Invitrogen common stock during the 20 consecutive trading days ending on the third day prior to the Life Technologies and Dexter special shareholders' meetings which occurred on September 14, 2000.

     The election period for the Life Technologies and Dexter shareholders ended on October 5, 2000, and as those shareholders tender their Life Technologies and Dexter certificates and/or election forms, they will receive their respective election in cash or common stock or a combination thereof. At September 30, 2000, $1.8 billion was included in other current liabilities as cash and common stock payable to shareholders related to this transaction and $202.3 million was included in restricted cash as the estimated cash expected to be paid to satisfy the cash portion of the elections. The majority of the cash and common stock was disbursed during October, 2000. As of October 31, 2000, approximately 27.0 million shares of Invitrogen common stock were issued and $194.6 million was paid to shareholders of Life Technologies and Dexter, with approximately $35.2 million remaining in cash and common stock payable to shareholders.

     Substantially all of the businesses and operations of Dexter were sold prior to the closing of the mergers. Both transactions have been accounted for as purchases, and, accordingly, the results of operations have been included in the accompanying financial statements from the date of acquisition. The cost of the mergers is estimated at $1.9 billion and includes direct costs incurred as a result of the acquisitions which totaled approximately $22.9 million and a fair value adjustment under purchase accounting of $30.8 million for unvested stock options of Life Technologies that were assumed by the Company. As of September 30, 2000, the Company had $22.1 million remaining in accrued merger related costs which is included in accrued liabilities in the consolidated balance sheets. The excess of purchase price over acquired net assets was $950.4 million and, based on the life of the acquired assets, is being amortized over a weighted average life of 5.5 years. The financial statements reflect the preliminary allocation of the purchase price which is subject to change should the estimated direct costs of the merger change and pending completion of the Company's integration plan which is expected to be completed in December 2000. Upon completion of the integration plan, goodwill and merger related costs are expected to increase. Costs associated with the restructuring of existing Invitrogen operations and costs necessary to integrate the businesses of Invitrogen and Life Technologies that are expected to benefit future operations are estimated to range from $5 million to $10 million. These estimated costs will be expensed as restructuring costs after management has completed and approved the restructuring plans and associated costs. As of September 30, 2000, $0.6 million of these costs have been incurred and recognized as expense in merger costs in the interim consolidated statements of operations.

     The following unaudited pro forma information assumes that the mergers occurred on January 1, 2000 and 1999, respectively. The pro forma information also excludes the businesses and operations of Dexter that were sold prior to the merger. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the combinations been in effect on January 1, 1999, or of future results of operations.

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                             -----------------------------------
   (IN THOUSANDS, EXCEPT PER SHARE DATA)                          2000               1999
                                                             ---------------    ----------------
                                                                        (UNAUDITED)
   Revenues.............................................     $  423,006         $  382,788
   Net loss.............................................     $ (130,838)        $ (133,509)
   Net loss available to common stockholders............     $ (130,838)        $ (132,761)
   Loss per common share - basic and diluted............     $    (2.61)      $      (2.88)
   Weighted average shares used in per share
    calculation - basic and diluted.....................         50,211             46,069


2.       SHORT-TERM INVESTMENTS

     The Company's short-term investments are held-to-maturity, and consist of corporate debt securities of $24.9 million at September 30, 2000. These securities mature on various dates, with the last security maturing on November 15, 2000.

     During the quarter ended September 30, 2000, the Company converted some of its held-to-maturity debt securities to available-for-sale securities to provide liquidity to fund the merger consideration necessary for the Dexter and Life Technologies mergers. These debt securities were sold for $69.6 million.

3.       INVENTORIES

     Inventories include material, labor and overhead costs and consist of the following:

                                                               SEPTEMBER 30,           DECEMBER 31,
   (IN THOUSANDS)                                                  2000                    1999
                                                             ------------------      ------------------
                                                                (UNAUDITED)
   Raw materials and components.........................     $        18,198                $  2,002
   Work in process......................................              25,068                   1,082
   Finished goods.......................................              58,668                   4,472
                                                             ------------------      ------------------
                                                             $       101,934                $  7,556
                                                             ==================      ==================

4.       ACCUMULATED DEPRECIATION AND AMORTIZATION

     Accumulated depreciation and amortization of property, plant and equipment was $17.8 million and $13.8 million at September 30, 2000 and December 31, 1999, respectively. Accumulated amortization of intangible assets was $13.1 million and $0.9 million at September 30, 2000 and December 31, 1999, respectively.

5.       ISSUANCE OF CONVERTIBLE SUBORDINATED DEBT

      In March 2000, the Company issued $172.5 million principal amount of 5.5% convertible subordinated notes (the "Convertible Notes") due March 1, 2007 to certain qualified institutional buyers. After expenses, the Company received net proceeds of $167.0 million. Interest on the Convertible Notes is payable semi-annually on March 1st and September 1st. The Convertible Notes were issued at 100% of principal value, and are convertible into 2,024,648 shares of common stock at the option of the holder at any time at a price of $85.20 per share. The Convertible Notes may be redeemed, in whole or in part, at the Company's option on or after March 1, 2003 at a premium of 103.143% of principal value which declines annually to par value at maturity date.

     Costs incurred to issue the debt totaled $5.7 million and have been deferred and included in other assets in the consolidated balance sheet. These costs are being amortized over the term of the related debt using the effective interest method.

     The Convertible Notes are subordinate to substantially all of the current and future outstanding debt of Invitrogen, including all of its secured debt and all debts and liabilities of our subsidiaries. The Convertible Notes are not subordinate to amounts the Company owes for employee compensation, goods or services purchased or to amounts the Company may owe to its subsidiaries.

6.       EARNINGS (LOSS) PER COMMON SHARE

     Earnings (loss) per common share is calculated as follows:

                                                                  INCOME (LOSS)            SHARES
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                           (NUMERATOR)          (DENOMINATOR)             AMOUNT
                                                                -------------------   -------------------   -------------------
                                                                                         (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2000
Basic and Diluted Loss Per Common Share:
   Loss applicable to common stockholders...................         $  (5,612)                23,828            $   (0.24)
                                                                     ==========            ==========            ==========

THREE MONTHS ENDED SEPTEMBER 30, 1999
Basic Earnings Per Common Share:
   Income available to common stockholders..................         $      401                19,406            $     0.02
                                                                                                                 ==========

Diluted Earnings Per Common Share:
   Stock options............................................                  -                 2,730
                                                                     ----------            ----------
   Income available to common stockholders plus assumed
     conversions............................................         $      401                22,136            $     0.02
                                                                     ==========            ==========            ==========

NINE MONTHS ENDED SEPTEMBER 30, 2000
Basic and Diluted Loss Per Common Share:
   Loss applicable to common stockholders...................         $  (2,653)                23,459            $   (0.11)
                                                                     ==========            ==========            ==========
NINE MONTHS ENDED SEPTEMBER 30, 1999
Basic Earnings Per Common Share:


   Income available to common stockholders..................         $    5,420                18,498            $     0.29
                                                                                                                 ==========
Diluted Earnings Per Common Share:
   Stock options............................................                  -                 2,547
                                                                     ----------            ----------
   Income available to common stockholders plus assumed
     conversions............................................         $    5,420                21,045            $     0.26
                                                                     ==========            ==========            ==========

For the three months and nine months ended September 30, 2000, the effect of outstanding stock options and the 5.5% Convertible Subordinated Notes were excluded from the computation of diluted loss per common share since their inclusion would be antidilutive.

7.       COMPREHENSIVE INCOME

Total comprehensive income is determined as follows:

                                                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,               SEPTEMBER 30,
(IN THOUSANDS)                                                                 2000         1999            2000        1999
                                                                             ---------   ---------       ---------    ----------
                                                                                                (UNAUDITED)
Net income (loss) .....................................................     $   (5,612)  $     401       $  (2,653)   $   5,420
Foreign currency translation adjustments...............................          4,555          38           4,543          (85)
                                                                             ---------   ---------       ---------    ----------
  Total comprehensive income...........................................     $   (1,057)  $     439       $   1,890    $   5,335
                                                                            ===========  =========       =========    =========

8.       COMMITMENTS AND CONTINGENCIES

     The Company had outstanding letters of credit at September 30, 2000, totaling $7.4 million to support liabilities associated with the Company's self-insurance program, which are already reflected in long-term obligations in the consolidated balance sheet at September 30, 2000.

     In September 1999, Life Technologies, Inc., which has now been merged into Invitrogen, submitted a report in connection with a voluntary disclosure to the Department of Veterans Affairs ("VA") regarding matters involving the management of Life Technologies' Federal Supply Schedule contract with the VA that had been in effect since April 1992. As part of the disclosure, Life Technologies offered to provide a refund to the government in the amount of $3.9 million. Life Technologies expensed this amount in September 1999. Life Technologies has made a cash payment of $1.1 million to the VA and the Company assumed an accrued liability of $2.8 million at September 30, 2000, which is included in the accompanying consolidated balance sheets. There can be no assurance that the government will agree with Life Technologies' assessment of this matter or accept the offered refund amount. Consequently, it is possible the final resolution of this matter could materially differ from Life Technologies proposal and could have a material adverse effect on Invitrogen's consolidated financial position, operating results or cash flows when resolved in a future reporting period.

     On December 31, 1996, Life Technologies sued Clontech Laboratories, Inc. in the U.S. District Court for the District of Maryland, Civil Action No. AW-96-4080, alleging patent infringement of Life Technologies' patents covering H minus reverse transcriptase. The court issued a decision on July 16, 1999, that two of Life Technologies' patents were unenforceable and followed this decision on May 24, 2000, with a ruling that would have required Life Technologies to pay $1.64 million in legal fees, plus costs, to Clontech. Life Technologies appealed both the District Court's decision of July 16, 1999 and the May 24, 2000 ruling to the Court of Appeals for the Federal Circuit. On September 21, 2000, the Court of Appeals reversed the July 16, 1999, decision of the District Court, thus reinstating Life Technologies' patent position in the area of RNase H minus reverse transcriptases. We understand that the ruling regarding legal fees and costs will be vacated and are awaiting an order from the District Court to that effect.

     Apart from the matters above, the Company is subject to other potential liabilities under government regulations and various claims and legal actions which are pending or may be asserted. These matters have arisen in the ordinary course and conduct of the Company's pending business and some are expected to be covered, at least partly, by insurance. Estimated amounts for claims that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters which are pending or may be asserted could be decided unfavorably to the Company. Although the amount of liability at September 30, 2000 with respect to these matters can not be ascertained, the Company believes that any resulting liability should not materially affect the Company's consolidated financial statements.

9.       SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                  -------------------------------
                                                                                                     2000                1999
                                                                                                  ----------           ---------
(IN THOUSANDS)                                                                                             (UNAUDITED)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest...............................................................           $     4,902           $      96
                                                                                                   ===========           =========
   Cash paid for income taxes...........................................................           $     3,425           $   2,188
                                                                                                   ===========           =========

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Stock issued for business combinations...............................................           $    15,079           $       -
                                                                                                   ===========           =========
   Stock issued for merger costs........................................................           $     2,208           $       -
                                                                                                   ===========           =========
   Deferred compensation................................................................           $     7,633           $     164
                                                                                                   ===========           =========
   Conversion of Convertible Redeemable Preferred Stock to Redeemable Preferred Stock...           $         -           $  14,015
                                                                                                   ===========           =========
   Conversion of Redeemable Preferred Stock to Common Stock.............................           $         -           $     751
                                                                                                   ===========           =========
   Property acquired with debt..........................................................           $         -           $   3,500
                                                                                                   ===========           =========
   Note issued for patent rights........................................................           $         -           $   1,000
                                                                                                   ===========           =========
   Preferred dividends declared.........................................................           $         -           $     163
                                                                                                   ===========           =========
   Contribution of common stock to ESOP.................................................           $         -           $     100
                                                                                                   ===========           =========
   Accretion of redemption value for Redeemable Common Stock............................           $         -           $      74
                                                                                                   ===========           =========

DETAIL OF BUSINESS COMBINATIONS:
   Fair value of shares issued in exchange..............................................           $ 1,596,262
   Fair value of unvested stock options assumed.........................................                30,838
   Fair value of net assets acquired, other than cash...................................            (1,404,076)
                                                                                                   -----------
   Net cash acquired from business combinations.........................................           $   223,024
                                                                                                   ===========

10.      RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. Management has not yet quantified the effect of adoption of SFAS No. 133 on it's financial statements.

     The Financial Accounting Standards Board has issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133." SFAS No. 138 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," for specified transactions. SFAS No. 138 is effective concurrently with SFAS No. 133 which is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management has not yet quantified the effect of adoption of SFAS No. 138 on it's financial statements.

     The Financial Accounting Standards Board has issued FIN No. 44, Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25. FIN 44 affects awards and modifications made after December 15, 1998. Management believes that their accounting policies comply with the applicable provisions of FIN 44.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                  CAUTIONS REGARDING FORWARD-LOOKING STATMENTS

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 14, 2000.

     ANY STATEMENTS IN THIS QUARTERLY REPORT CONCERNING THE COMPANY'S BUSINESS OUTLOOK OR FUTURE ECONOMIC PERFORMANCE; ANTICIPATED PROFITABILITY, REVENUES, EXPENSES OR OTHER FINANCIAL ITEMS; TOGETHER WITH OTHER STATEMENTS THAT ARE NOT HISTORICAL FACTS, ARE "FORWARD-LOOKING STATEMENTS" AS THAT TERM IS DEFINED UNDER THE FEDERAL SECURITIES LAWS. YOU CAN IDENTIFY THESE STATEMENTS BY FORWARD-LOOKING WORDS SUCH AS "MAY," "WILL," "EXPECT," "ANTICIPATE," "BELIEVE," "ESTIMATE," "PROJECT," AND "CONTINUE" OR SIMILAR WORDS. YOU SHOULD READ STATEMENTS THAT CONTAIN THESE TYPES OF WORDS CAREFULLY. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A NUMBER OF RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM WHAT IS EXPRESSED OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. THERE MAY BE EVENTS IN THE FUTURE THAT WE ARE NOT ABLE TO PREDICT ACCURATELY OR OVER WHICH WE HAVE NO CONTROL. POTENTIAL RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW UNDER "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE IN THIS QUARTERLY REPORT AS WELL AS OTHER RISKS AND UNCERTAINTIES DETAILED IN OUR REGISTRATION STATEMENT ON FORM S-4, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 14, 2000. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATIONS TO RELEASE PUBLICLY ANY REVISIONS TO SUCH FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR UNCERTAINTIES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We develop, manufacture, and market more than 10,000 products for the life sciences markets. Our products are principally research tools in reagent and kit form, biochemicals, sera, media and other products and services we sell to corporate, academic, and government entities. We focus our business on two principal segments:

     - Cell and Molecular Biology Products. We are a leading supplier of research kits that simplify and improve gene cloning, gene expression, and gene analysis techniques. We also supply a full range of related molecular biology products including enzymes, nucleic acids and other biochemicals and reagents.

     - Cell Culture Products. We are also a leading supplier of sera, cell and tissue culture media and reagents used in both life sciences research and in processes to grow cells in the laboratory and to produce pharmaceuticals and other materials made by cultured cells.

     Our Cell and Molecular Biology Products are used for research purposes, and, with several exceptions in a limited portion of our product line, their use by our customers is not regulated by the United States Food and Drug Administration (FDA) or by any comparable international organization. We expect that the number of such customers regulated by the FDA and the number of Cell and Molecular Biology products affected by such regulation will increase in the future. Some of our Cell Culture Products and manufacturing sites are subject to FDA regulation and oversight and are required to comply with the Quality System Regulations (GMPs) described in 21 CFR part 820. Additionally some of these same sites and products are intended to comply with certain voluntary quality programs such as ISO 9001.

     We manufacture the majority of our products in our manufacturing facilities in Carlsbad and San Diego, California; Frederick, Maryland; Grand Island, New York; and Inchinnan, Scotland. In addition, we purchase products from third-party manufacturers for resale. We also have manufacturing facilities in Germany, New Zealand, Japan, Brazil, and Israel.

      We sell our products throughout the world via subsidiaries and distributors in a number of foreign countries. The majority of our sales activities are conducted through a dedicated direct sales organization located in the United States and a number of foreign countries. We also conduct marketing and distribution activities through our subsidiaries. Additionally we sell through international distributors who resell Invitrogen kits and products. These distributors are located primarily in selected territories in Europe, the Middle East, South America and Asia. We may choose in the future to establish a direct sales organization in these and additional territories.

     We conduct research activities in the United States, New Zealand, and France and business development activities around the world. As part of these activities we actively seek to license intellectual property from academic, government, and commercial institutions.

     Our revenues, excluding Life Technologies, have increased significantly since our inception and from 1995 to 1999 we have experienced compound annual revenue growth of 29%. The increase in our revenues has been due to several factors, including the continued growth of the market for gene identification, cloning, expression, and analysis kits, other products and related services; increasing market acceptance of these kits and products; our introduction of new research kits and products for gene identification, cloning, expression, and analysis; and the expansion of our direct sales and marketing efforts. We plan to continue to introduce new research kits, as we believe continued new product development and rapid product introduction is a critical competitive factor in the market for molecular biology research kits. In order to support increased levels of sales and to augment our long-term competitive position, we anticipate that we will continue to increase expenditures in sales and marketing, manufacturing and research and development.

      We currently manufacture products for inventory and ship products shortly after the receipt of orders, and anticipate that we will do so in the future. Accordingly, we do not currently have a significant backlog and do not anticipate we will develop a material backlog in the future.

     We have acquired a significant number of patent rights from third parties as part of our business activities. We use these patent rights as a basis for the development of many of our research kits and other products. In the past, we have paid royalties to such third parties relating to sales of these research kits, other products and selected services. Royalty expense is recognized as a cost of revenue as the related royalties are incurred.

     On February 2, 2000, and June 21, 2000, we completed our mergers with Research Genetics and Ethrog, respectively. Both transactions have been accounted for as pooling of interests and the consolidated financial statements have been restated for all periods prior to the mergers to reflect the combined financial and operating results of Invitrogen, Research Genetics and Ethrog.

     On September 14, 2000, we completed our mergers with Life Technologies, Inc., and Dexter Corporation. Substantially all of the businesses and operations of Dexter were sold prior to the closing of the mergers. Both transactions have been accounted for as purchases and, accordingly, the results of operations have been included in the accompanying financial statements from the date of acquisition, which significantly affects the comparability of the financial information presented.

     We intend to reorganize into two lines of business, a Molecular Biology division and a Cell Culture division. Due to the ongoing integration, which is not expected to be completed until December 2000, full segment reporting will begin in 2001. However, we intend to provide pro forma revenues and growth rates for these two lines of business in our fourth quarter results.

     We anticipate that our results of operations may fluctuate from quarter to quarter and will be difficult to predict. The timing and degree of fluctuation will depend upon several factors, including those discussed under "Risk Factors That May Affect Future Results." In addition, our results of operations could be affected by the timing of orders from distributors and the mix of sales among distributors and our direct sales force. Although we have experienced growth in recent years, we cannot assure you that we will be able to sustain revenue growth or remain profitable on a quarterly or annual basis or that our growth will be consistent with predictions made by securities analysts.

RESULTS OF OPERATIONS

    REVENUES. Revenues for the three months ended September 30 increased $24.2 million, or 102%, from $23.8 million in 1999 to $48.0 million for 2000. For the nine months ended September 30, revenues increased $33.9 million, or 49%, from $69.1 million in 1999 to $103.0 million in 2000. The acquisition of Life Technologies accounted for $20.4 million of the increase in revenues for both the three month and nine month periods and reflects revenues earned by Life Technologies subsequent to September 14, 2000, the date of acquisition.

    REVENUES EXCLUDING LIFE TECHNOLOGIES. Excluding Life Technologies, revenues for the three month period increased $3.8 million, or 16%, from $23.8 million in 1999 to $27.6 million in 2000. The overall increase in revenues was primarily attributable to continued market growth and increased market penetration for DNA microarrays, sequence-verified gene clones and gene cloning, expression and analysis kits. Worldwide revenues, when reported in U.S. Dollars, were adversely affected by changes in currency rates. The change in currency rates accounted for a decrease in U.S. Dollar denominated revenues of $1.1 million, or 4.4%. Holding currency conversion rates constant with those in 1999, worldwide revenues increased 20%.

    For the nine months ended September 30, revenues, excluding Life Technologies, increased $13.5 million, or 20%, from $69.1 million in 1999 to $82.6 million in 2000. Holding currency conversion rates constant with those in 1999 worldwide revenues increased 23%.

    We expect that future revenues will be affected by the acquisition and integration of Life Technologies in addition to new product introductions, competitive conditions, customer research budgets, the rate of expansion of our customer base, and foreign currency rates.

    GROSS MARGIN. Gross margin as a percentage of revenues for the three months ended September 30, 2000 decreased to 50% from 63% for the same period in 1999. For the nine months ended September 30, gross margins decreased to 59% in 2000 from

63% in 1999. Excluding the non-cash amortization of $4.3 million for the mark-up on inventory associated with Life Technologies purchase accounting, gross margins were 59% and 64%, for the three and nine months, respectively. Excluding Life Technologies, whose margins are historically lower than gross margins on Invitrogen's other businesses, gross margins increased from 63% in 1999 to 66% in 2000 for the three month period and from 63% in 1999 to 67% for the nine month period. The gross margin improvements during both periods were primarily a result of increased sales of higher-margin products, and manufacturing and operational efficiencies.

    We believe that gross margins for future periods will be affected by the acquisition and integration of Life Technologies in addition to sale volumes, competitive conditions, royalty payments on licensed technologies, and foreign currency rates.

    The functional currency of our foreign subsidiaries is generally the dominate currency in the respective country of residence of the subsidiary. The translation from the functional currency to the U.S. Dollar for revenue and expenses is based on the average exchange rate during the period. Large increases or decreases in the spread between currencies have affected and may continue to affect reported revenues, revenue growth rates, gross margins, and reported income or losses. Certain subsidiaries also conduct their business in the currencies of their significant customers. Exchange gains or losses arising from transactions denominated in these currencies are recorded in the statements of operations using the actual exchange differences on the date of the transaction. Large increases or decreases in these currency fluctuations could also impact reported revenues, revenue growth rates, gross margins and reported income or losses.

    SALES AND MARKETING. Sales and marketing expenses increased $4.6 million from $4.1 million for the three months ended September 30, 1999 to $8.7 million for the same period in 2000. As a percentage of revenues, sales and marketing expenses increased from 17% to 18% for these periods.

    For the nine months ended September 30, 2000, sales and marketing expenses increased $6.8 million from $12.2 million in 1999 to $19.0 million in 2000. As a percentage of revenues, sales and marketing expenses increased from 18% to 19% in 2000.

    The addition of Life Technologies accounted for $3.4 million of the absolute increase for both the three and nine month periods. Apart from the increase related to Life Technologies, the increase in sales and marketing expenses as a percentage of revenues occurred as we increased our sales forces both in Europe and North America and implemented a new brand recognition program. Excluding Life Technologies, the number of sales personnel doubled from September 30, 1999 to September 30, 2000, with two-thirds of the new hires occurring in the first six months of this year.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended September 30 increased $2.1 million from $2.8 million in 1999 to $4.9 million in 2000. As a percentage of revenues for the same periods, general and administrative expenses decreased from 12% to 10%.

    For the nine months ended September 30, 2000, general and administrative expenses increased $3.0 million from $8.9 million, or 13% of revenues, in 1999 to $11.9 million, or 12% of revenues in 2000.

    The absolute increase resulted from the addition of Life Technologies along with continued expansion of administrative resources to support our growth and requirements as a newly public company. The decline as a percentage of revenues occurred as a fixed portion of our general and administrative expenses was spread over a larger revenue base.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased $1.5 million from $3.7 million for the three months ended September 30, 1999, to $5.2 million for the same period in 2000. As a percentage of revenues, research and development expenses decreased from 16% in 1999 to 11% in 2000.

    For the nine months ended September 30, 2000, research and development expenses increased $1.3 million to $12.6 million, or 12% of revenues, from $11.3 million for the same period in 1999, or 16% of revenues.

    The absolute increase in research and development expenses resulted primarily from the addition of Life Technologies, new collaborative research and development projects and expanded research and development facilities. The decline as a percentage of revenues also reflects the impact of Life Technologies, whose historical percentage has averaged 5% to 6% of revenues over the last year.

    DEFERRED COMPENSATION. Deferred compensation resulted from the assumption of unvested stock options and restricted stock associated with the acquisitions of Life Technologies and Dexter. It is anticipated that deferred compensation expense will approximate $1.6 million for each of the next four quarters and that the deferred balance of $7.7 million at September 30, 2000 will be fully amortized by March 2002.

    GOODWILL AND OTHER PURCHASED INTANGIBLES AMORTIZATION. The increase in the amortization of intangible assets is due to the intangible assets acquired with Life Technologies, which are amortized using the straight-line method primarily over periods ranging from five to thirteen years.

    MERGER COSTS. Merger costs represent costs associated with the Research Genetics and Ethrog mergers that are expensed under the pooling method of accounting. Merger costs also include costs associated with the restructuring and integration of the operations of Life Technologies and Invitrogen that are not part of the purchase price of the acquisition since the costs incurred benefit future operations of the combined companies. These costs are expected to range from $5 million to $10 million during the next year.

    OTHER INCOME, NET. Other income, net, increased by $2.2 million from $0.2 million for the three months ended September 30, 1999, to $2.4 million for the same period in 2000. For the nine months ended September 30, other income, net, increased $4.5 million from $0.3 million in 1999 to $4.8 million in 2000. The increases for both periods were mainly attributable to larger balances of cash and short-term investments during the period, offset by interest accruing on the 5.5% Convertible Subordinated Notes that were issued in March 2000.

    PROVISION FOR INCOME TAXES. The provision for income taxes for the nine months ended September 30, 2000 was 179% of pre-tax income due to certain merger related costs and amortization expense of certain purchased intangibles that are not deductible for tax purposes. Excluding the impact of non-deductible merger related costs and amortization expense, net of tax, our effective tax rate increased from 33.7% for 1999 to 36% for 2000. The increase in the effective tax rate in 2000 compared to 1999 is attributable to a greater proportion of taxable income arising in countries outside the U.S. that have, on average, statutory tax rates higher than the U.S. rate.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash from operating activities generated $19.7 million during the first nine months of 2000. Net cash generated from investing activities generated $185.7 million and includes $223.0 million in cash acquired from business combinations, net of cash paid for the acquisitions. Other investing activities included purchases in excess of sales and maturities of short-term investments which netted $24.9 million, and capital expenditures and payments for intangible assets during the first nine months of 2000 which totaled $11.4 million and $1.2 million, respectively. Net cash generated from financing activities totaled $162.0 million, and reflects $167.0 million in net proceeds from the issuance of the 5.5% Convertible Subordinated Notes, $7.2 million in net proceeds from stock issued under employee stock plans, reduced by $10.8 million that was used to extinguish debt, including $9.4 million of debt acquired in the Research Genetics merger.

     On September 14, 2000, we completed our mergers with Life Technologies and Dexter. As consideration for the merger we expect to issue a total of approximately 27.4 million shares of Invitrogen common stock and $207.5 million in cash. The election period for the Life Technologies and Dexter shareholders ended on October 5, 2000 and as those shareholders tender their Life Technologies and Dexter certificates and/or election forms, they will receive their respective election in cash or stock or a combination thereof. At September 30, 2000, $1.8 billion was included in other current liabilities as cash and common stock payable to shareholders related to this transaction and $202.3 million was included in restricted cash as the estimated remaining cash expected to be paid to satisfy the cash portion of the elections. The majority of the cash and common stock was paid during October, 2000, and, as of October 31, 2000, approximately 27.0 million shares of Invitrogen common stock were issued and $194.6 million was paid to shareholders of Life Technologies and Dexter, with approximately $35.2 million remaining in cash and common stock payable to shareholders. Certain costs associated with the restructuring of existing Invitrogen operations and costs necessary to integrate the businesses of Invitrogen and Life Technologies that are expected to benefit future operations are estimated to range from $5.0 million to $10.0 million during the next year.

     The Company also expects to pay approximately $140 million in income taxes in December 2000 related to the gains on the sales of the Dexter businesses that were sold prior to the merger of the Company and Dexter.

     During the first nine months of 2000, we recorded a current deferred tax asset of $12.4 million representing amounts deductible for income tax purposes for non-qualified stock option exercises and disqualifying dispositions of our common stock by employees during the quarter. This benefit is reflected as additional paid-in-capital in the September 30, 2000, consolidated balance sheet.

     On February 2, 2000, we completed our merger with Research Genetics. As consideration for the merger, we issued 3,200,000 shares of our common stock for all of the outstanding common stock of Research Genetics. Costs incurred as a result of the merger and related integration are anticipated to be $6.4 million, which includes $2.2 million paid by a Research Genetics shareholder. These costs were expensed in February 2000, after the merger was completed.

     In March 2000, we issued $172.5 million in 5.5% Convertible Subordinated Notes due 2007. The Notes were priced on February 24, 2000 at 100% of their principal amount and are convertible into 2,024,648 shares of Invitrogen's common stock. Interest is payable semiannually on March 1 and September 1. The Notes may be redeemed, in whole or in part, at the option of Invitrogen on or after March 1, 2003.

     On June 21, 2000, we completed our merger with Ethrog. As consideration for the merger, we issued 198,869 shares of our common stock for all of the outstanding common stock of Ethrog. Costs incurred as a result of the merger were $.2 million. These costs were expensed in June 2000, after the merger was completed.

     On June 30, 2000, we completed our acquisition of NAP. As consideration for the acquisition, we issued 17,778 shares of our common stock for all of the outstanding common stock of NAP. Costs incurred as a result of the merger were $55,000 and have been included in the purchase price of the transaction.

      As of September 30, 2000, we had cash, cash equivalents and short-term investments held-to-maturity totaling $498.1 million and working capital of $459.5 million, excluding restricted cash and the cash and common stock payable to shareholders. Our funds are currently invested in overnight money market accounts and corporate debt securities. Due to our sufficient cash balances we terminated our $3.0 million bank line of credit facility in March 2000. In February 2000, we assumed Research Genetics' bank line of credit facility totaling $1.5 million. In March 2000, we fully paid the outstanding balance on this line and terminated the facility. As of September 30, 2000, foreign subsidiaries in France, Japan, New Zealand and Australia had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The U.S. Dollar equivalent of these facilities total approximately $6.2 million, of which $2.5 million was outstanding at September 30, 2000. There are no parent company guarantees associated with these facilities.

     We expect that our current cash and cash equivalents, funds from operations and interest income earned thereon will be sufficient to fund our current operations for at least 12 months. Our future capital requirements and the adequacy of our available funds will depend on many factors, including future business acquisitions, scientific progress in our research and development programs, the magnitude of those programs, our ability to establish collaborative and licensing arrangements, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and competing technological and market developments.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. Management has not yet quantified the effect of adoption of SFAS No. 133 on it's financial statements.

     The Financial Accounting Standards Board has issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133." SFAS No. 138 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," for specified transactions. SFAS No. 138 is effective concurrently with SFAS No. 133 which is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management has not yet quantified the effect of adoption of SFAS No. 138 on it's financial statements.

     The Financial Accounting Standards Board has issued FIN No. 44, Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25. FIN 44 affects awards and modifications made after December 15, 1998. Management believes that their accounting policies comply with the applicable provisions of FIN 44.

CURRENCY HEDGING AND FOREIGN CURRENCY TRANSLATION

     The Company is exposed to market risk related to changes in foreign currency exchange rates, commodity prices, and interest rates, and selectively uses financial instruments to manage these risks. The Company does not enter into financial instruments for speculation or trading purposes.

     The Company enters into forward foreign currency contracts and options to mitigate the risks of doing business in foreign currencies. The Company hedges currency exposures of firm commitments and specific assets and liabilities denominated in non-functional currencies to protect against the possibility of diminished cash flow and adverse impact on earnings. The Company's currency exposures vary, but are primarily concentrated in the Euro, British Pound Sterling, Australian Dollar and Japanese Yen. At September 30, 2000, the Company had $1.7 million in financial instruments outstanding as hedges of currency risk which expire on various dates through December 2000. The Company's exposure to commodity price changes relates to certain manufacturing operations that utilize certain commodities as raw materials. The Company manages its exposure to changes in those prices primarily through its procurement and sales practices.

     These financial exposures are monitored and managed by the Company as an integral part of the Company's overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on the Company's results.

ISSUES RELATED TO THE EUROPEAN MONETARY CONVERSION

     On January 1, 1999, certain member states of the European Economic Community (EEC) fixed their respective currencies to a new currency, the Euro. On that day, the Euro became a functional legal currency within these countries. During the three years beginning on January 1, 1999, business in these EEC member states will be conducted in both the Euro and the existing national currency, such as the Netherlands Guilder, French Franc or Deutsche Mark. Businesses will be required to complete transition to the Euro and begin reporting and conducting their transactions in the Euro by January 1, 2002. On July 1, 2002, the existing national currencies will be withdrawn and will no longer be considered legal tender.

     Companies operating in or conducting business in EEC member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling the existing currencies, as well as the Euro. It has been determined that the current version of financial and order processing systems at Life Technologies are not Euro compliant. A project plan has been established to upgrade the software to a Euro compliant version by mid-year 2001. Approximately 18% of Life Technologies' revenues are from EEC member states. The estimated cost to upgrade the software is $0.3 million. We have tested the internal systems for the existing Invitrogen systems and are able to process orders and invoices in the Euro as well as the local currency for the members of the monetary union. To date we have spent immaterial amounts to comply with these statutory requirements. These assessments have not been independently verified. However, we have not determined the costs related to any problems that may arise in the future due to the inability of any of our customers or vendors to comply with the statutory requirements. Any such problems may materially adversely affect our business, operating results and financial condition.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are subject to interest rate risk. Our investment portfolio is maintained in accordance with our investment policy which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. We do not utilize any form of interest rate swap agreements to manage our exposure to fluctuations in earnings due to changes in interest rates. As of September 30, 2000, cash and cash equivalents are invested primarily in securities with maturities of less than 90 days. Since the fair value of Invitrogen's cash and cash equivalents approximated carrying value due to the short-term nature of the investments, any increase in interest rates would not have a material impact on the ending value of our cash equivalents. We would, however, be at risk for lower earnings should interest rates decline dramatically.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

         IN ADDITION TO THE OTHER INFORMATION INCLUDED OR INCORPORATED BY REFERENCE IN THIS REPORT AND IN OTHER DOCUMENTS WE FILE WITH THE SECURITIES AND EXCHANGE COMMISSION, YOU SHOULD CONSIDER THE FOLLOWING IN EVALUATING OUR OPERATIONS AND FINANCIAL CONDITION. THE OPERATIONS OF INVITROGEN ARE SUBJECT TO A NUMBER OF RISKS AND HAZARDS, SOME INHERENT TO THE LIFE SCIENCES INDUSTRY, WHICH MAY MATERIALLY AND ADVERSELY AFFECT INVITROGEN'S FINANCIAL CONDITION OR RESULTS OF OPERATIONS. THE FOLLOWING LIST OUTLINES SOME, BUT NOT ALL, OF THESE RISKS AND HAZARDS.

FAILURE TO INTEGRATE SUCCESSFULLY LIFE TECHNOLOGIES AND OTHER COMPANIES INTO OUR OPERATIONS COULD REDUCE OUR REVENUES AND PROFITS.

     We completed our merger with Life Technologies on September 14, 2000. In addition, over the past year Invitrogen has acquired Dexter Corporation, NOVEX, Research Genetics, Inc. and Ethrog Biotechnologies, Inc. Our integration of the operations of Life Technologies and these previously-acquired companies will require significant efforts from each company, including the coordination of research and development and sales and marketing efforts. Invitrogen may find it difficult to integrate the operations of these acquired companies. At present, a small number of Life Technologies employees have left the Company or have been terminated, and others may leave or be terminated because of the merger. Under the terms of the Change-In-Control Agreements of certain of these former employees, the Company will be required to make significant lump sum cash payments and will be required to maintain certain benefits for a two-year period. Additional employee terminations or resignations or facility closures may require us to make additional severance or other payments and may result in litigation.

     Life Technologies' headquarters is located in Rockville, Maryland with other U.S. operations in Frederick, Maryland and Grand Island, New York. Research Genetics is located in Huntsville, Alabama and Ethrog is located in Israel, while Invitrogen's U.S. headquarters and the bulk of our other operations are located in Carlsbad, California. This physical separation of facilities could make it difficult for us to communicate effectively with, manage and integrate these companies' staffs and operations with the rest of Invitrogen. Such difficulties could significantly hurt our operations and consequently our financial results.

     Management may have its attention diverted while trying to integrate Life Technologies and these other companies. Such diversion of management's attention or difficulties in the transition process could have a material adverse impact on us. If we are not able to integrate the operations of all these companies successfully, our expectations of future results of operations may not be met. Factors which will affect the success of the mergers include:

     - changes in the favorable market reaction to the combined companies' significant products;

     - competitive factors, including technological advances attained by competitors and patents granted to, or contested by competitors, which would result in increased efficiency in their ability to compete against us;

     - the ability of the combined company to increase sales of all such companies' products; and

     - the ability of the combined company to operate efficiently and achieve cost savings.

     Even if the companies are able to integrate operations, we cannot assure you that synergies will be achieved. The failure to achieve synergies could have a material adverse effect on the business results of operations and financial condition of the combined company.

FAILURE TO MANAGE GROWTH COULD IMPAIR OUR BUSINESS.

     Our business has grown rapidly. Our net revenues increased from $55.3 million in 1997 to $92.9 million in 1999. During that same period we significantly expanded our operations in the United States and in Europe. The number of our employees has increased from approximately 272 at December 31, 1996 to approximately 713 at July 31, 2000. As a result of the merger with Life Technologies, the Company has approximately 3,000 employees and approximately $516 million in pro forma 1999 revenues.

    It is very difficult to manage this rapid growth and our future success depends on our ability to implement:

     -   research and product development;

     -   sales and marketing programs;

     -   customer support programs;

     -   operational and financial control systems; and

     -   recruiting and training of new personnel.

     Our ability to offer products and services successfully and to implement our business plan in a rapidly evolving market requires an effective planning, reporting and management process. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures, and to expand and train our workforce worldwide. We will also need to continue to manufacture our products efficiently and to control or adjust the expenses related to research and development, marketing, sales and general and administrative activities in response to changes in revenues. If we are not successful in managing such expenses there could be an adverse impact on our earnings.

     Our mergers with Life Technologies and Dexter will require additional investments in operations, product research and development, administration and sales and marketing. These are significant expenses. Failure to manage successfully and coordinate the growth of the combined company could adversely impact our revenues and profits.

REDUCTION IN RESEARCH AND DEVELOPMENT BUDGETS AND GOVERNMENT FUNDING MAY AFFECT SALES.

     Our customers include researchers at pharmaceutical and biotechnology companies, academic institutions and government and private laboratories. Fluctuations in the research and development budgets of these researchers and their organizations could have a significant effect on the demand for our products. Research and development budgets fluctuate due to changes in available resources, mergers of pharmaceutical and biotechnology companies, spending priorities and institutional budgetary policies. Our business could be seriously damaged by any significant decrease in life sciences research and development expenditures by pharmaceutical and biotechnology companies, academic institutions or government and private laboratories.

     In recent years, the United States pharmaceutical industry has undergone substantial downsizing and consolidation. Additional mergers or corporate consolidations in the pharmaceutical industry could cause us to lose existing customers and potential future customers, which could have a material adverse effect on our business, financial condition and results of operations.

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

FAILURE TO LICENSE NEW TECHNOLOGIES COULD IMPAIR OUR NEW PRODUCT DEVELOPMENT.

     Our business model of providing products to researchers working on a variety of genetic and related projects requires us to develop a wide spectrum of products. To generate broad product lines it is advantageous sometimes to license technologies from the scientific community at large rather than depending exclusively on the inventions of our own employees. As a result, we believe our ability to in-license new technologies from third parties is and will continue to be critical to our ability to offer new products. A significant portion of our current revenues are from products manufactured or sold under licenses from third parties.

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

     Our ability to gain access to technologies needed for new products and services depends in part on our ability to convince inventors and their agents or assignees that we can successfully commercialize their inventions. We cannot assure you that we will be able to continue to identify new technologies developed by others. Even if we are able to identify new technologies of interest, we may not be able to negotiate a license on favorable terms, or at all.

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

     Our licenses typically subject us to various commercialization, sublicensing and other obligations. If we fail to comply with these requirements we could lose important rights under a license, such as the right to exclusivity in a certain market. In some cases, we could lose all rights under a license. In addition, certain rights granted under the license could be lost for reasons out of our control. For example, the licensor could lose patent protection for a number of reasons, including invalidity of the licensed patent. We typically do not receive indemnification from a licensor against third-party claims of intellectual property infringement in the practice of the licensed technology.

OUR MARKET SHARE DEPENDS ON NEW PRODUCT INTRODUCTIONS AND ACCEPTANCE.

     The market for certain of our products and services is only about fifteen years old. Rapid technological change and frequent new product introductions are typical for the market. For example, prepackaged kits to perform research in particular cell lines and already-isolated genetic material are only now coming into widespread use among researchers. Our future success will depend in part on continuous, timely development and introduction of new products that address evolving market requirements. We believe successful new product introductions provide a significant competitive advantage because customers make an investment of time in selecting and learning to use a new product, and are reluctant to switch thereafter. To the extent that we fail to introduce new and innovative products, we may lose market share to our competitors, which will be difficult or impossible to regain. An inability, for technological or other reasons, to develop successfully and introduce new products could reduce our growth rate or otherwise damage our business.

     Invitrogen has made a substantial investment in developing the technology underlying Invitrogenomics products and services. The products portion of Invitrogenomics was launched commercially in 1998, and has not achieved significant revenues. We cannot be sure that Invitrogenomics will achieve any commercial success or that revenues will equal or exceed the cost of our investment.

     In the past Invitrogen has experienced, and is likely to experience in the future, delays in the development and introduction of products. We cannot assure you that we will keep pace with the rapid rate of change in life sciences research, or that our new products will adequately meet the requirements of the marketplace or achieve market acceptance. Some of the factors affecting market acceptance of new products include:

     -  availability, quality and price relative to competitive products;

     - the timing of introduction of the product relative to competitive products;

     -  scientists' opinion of the product's utility;

     -  citation of the product in published research; and

     - general trends in life sciences research.

     The expenses or losses associated with unsuccessful product development activities or lack of market acceptance of our new products could materially adversely affect our business, financial condition and results of operations.

VIOLATION OF GOVERNMENT REGULATIONS OR VOLUNTARY QUALITY PROGRAMS COULD RESULT IN LOSS OF SALES AND CUSTOMERS.

     Certain cell culture products are labeled for in vitro diagnostic use and as such are regulated by the U.S. Food and Drug Administration ("FDA") as medical devices. The sites manufacturing these products must register with FDA as medical device manufacturers and are required to comply with 21 CFR Part 820, the Quality System Regulation (GMP). Being a registered medical device manufacturer also requires compliance with other regulations in 21 CFR such as regulations relating to Medical Device Reporting and Labeling. Failure to comply with these regulations can lead to sanctions by the FDA such as observations made following inspections (Form 483), warning letters, product recalls, fines, product seizures and consent decrees. Such actions by the FDA would be available to the public and could affect the sale of products labeled for in vitro diagnostic use and the sale of products to industrial customers engaged in the manufacture of pharmaceuticals using the Company's products.

     Additionally, some of our customers use our products in the manufacturing process for their drug and medical device products, and such end products are regulated by the FDA under cGMP. Although the customer is ultimately responsible for cGMP compliance for their products, it is also the customers' expectation that the materials sold to them will meet the cGMP requirements.

     ISO 9001 is an internationally recognized voluntary quality standard with which the Life Technologies operations of the Company chose to comply with at virtually all of its manufacturing facilities. It requires compliance with a variety of quality requirements somewhat similar to GMPs. Failure to comply with this voluntary standard can lead to observations of non-compliance or even suspension of ISO certification by the certifying unit. Loss of ISO certification could cause some customers to purchase products from other suppliers.

LOSS OF KEY PERSONNEL COULD HURT OUR BUSINESS.

     Our products and services are highly technical in nature. In general, only highly qualified and trained scientists have the necessary skills to develop and market our products and provide our services. We face intense competition for these professionals from our competitors and our customers, marketing partners and companies throughout our industry. Any failure on our part to hire, train and retain a sufficient number of qualified professionals would seriously damage our business. We do not generally enter into employment agreements requiring these employees to continue in our employment for any period of time.

COMPETITION IN THE LIFE SCIENCES MARKET COULD REDUCE SALES.

     The markets for our products are very competitive and price sensitive. Many other life science product suppliers have significant financial, operational, sales and marketing resources, and experience in research and development. These and other companies may have developed or could in the future develop new technologies that compete with our products or even render our products obsolete. If a competitor develops superior technology or cost-effective alternatives to our kits and other products, our business, operating results and financial condition could be materially adversely affected.

     Certain of our products, such as, for example, our electrophoresis products, custom oligonucleotides, amplification products, and fetal bovine serum, are subject to specific competitive risks. These products are subject to significant price competition. Our competitors have in the past and may in the future compete by lowering prices on certain products. In certain cases, we may respond by lowering our prices which would reduce revenues and profits. Conversely, failure to anticipate and respond to price competition may hurt our market share.

    We believe that customers in our markets display a significant amount of loyalty to their initial supplier of a particular product. Therefore, it may be difficult to generate sales to customers who have purchased products from competitors. To the extent we are unable to be the first to develop and supply new products, our competitive position may suffer.

LOSS OF DISTRIBUTORS MAY HURT OUR SALES, AND DISTRIBUTORS MAY FORCE US TO USE MORE EXPENSIVE MARKETING AND DISTRIBUTION CHANNELS.

     As a result of the merger with Life Technologies, the Company now has overlapping distributorship arrangements in some countries. As the Company goes through the process of closing out its relationship with certain distributors, the attention given by such distributors to sales of our products may be diminished and the level of sales of the Company's products in the affected countries may be reduced.

     Certain of our customers have developed purchasing initiatives to reduce the number of vendors from which they purchase in order to lower their supply costs. In some cases these accounts have established agreements with large distributors, which include discounts and the distributors' direct involvement with the purchasing process. These activities may force us to supply the large distributors with our products at a discount to reach those customers. For similar reasons many larger customers, including the U.S. government, have requested and may in the future request, special pricing arrangements, including blanket purchase agreements. These agreements may limit our pricing flexibility, especially with respect to electrophoresis products, custom oligonucleotides, amplification products, and fetal bovine serum, which could have an adverse impact on our business, financial condition and results of operations. For a limited number of customers we have made sales, at the customer's request, through third-party Internet vendors. Although Internet sales through third parties have not had a significant impact to date, it is possible that this method of distribution could have a negative impact on our gross margins, because any commission paid on Internet sales would be an additional cost not incurred through the use of non-Internet vendors.

WE RELY ON THIRD-PARTY MANUFACTURERS TO MANUFACTURE SOME OF OUR PRODUCTS AND COMPONENTS.

     We rely on third-party manufacturers to supply many of our raw materials, product components and, in some cases, entire products. In particular, we purchase all of the cassettes used in our pre-cast electrophoresis gels from a single third party manufacturer. Also, we recently contracted with an outside vendor for the production of our PowerEase instrument products. Manufacturing problems may occur with these and other outside sources. If such problems occur, there can be no assurance that we will be able to manufacture our products profitably or on time.

INTERNATIONAL UNREST OR FOREIGN CURRENCY FLUCTUATIONS COULD ADVERSELY AFFECT OUR RESULTS.

    Using subsidiaries and distributors, we currently market our products in more than 60 countries throughout the world. Our international revenues, which include revenues from our non-U.S. subsidiaries and export sales, represented 31% of our product revenues in 1999 and 1998, and 26% in 1997. We expect that international revenues will continue to account for a significant percentage of our revenues for the foreseeable future.

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

INABILITY TO PROTECT INVITROGEN'S TECHNOLOGIES COULD AFFECT OUR ABILITY TO COMPETE.

     Invitrogen's success depends to a significant degree upon our ability to develop proprietary products and technologies. However, we cannot assure you that patents will be granted on any of our patent applications. We also cannot assure you that the scope of any of our issued patents will be sufficiently broad to offer meaningful protection. We only have patents issued in selected countries. Therefore, third parties can make, use and sell products covered by our patents in any country in which we do not have patent protection. In addition, our issued patents or patents we license could be successfully challenged, invalidated or circumvented so that our patent rights would not create an effective competitive barrier. The right to use our products is given to our customers under label licenses that are generally for research purposes only. We cannot assure you that we would be aware of an unauthorized use of our products in violation of such licenses. The Life Technologies division has incurred substantial costs in enforcing its intellectual property rights in the past, and the combined, post-merger Company expects to incur such costs in the future.

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

     The Life Technologies division is currently involved in patent litigation, and in the event of additional intellectual property disputes we may be involved in further litigation. Such litigation could involve proceedings before the U.S. Patent and Trademark Office or the International Trade Commission, as well as proceedings brought by affected third parties or by the Company. Intellectual property litigation can be extremely expensive, and such expense, as well as the consequences should we not prevail, could seriously harm our business.

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

     In particular, in acquiring Dexter Corporation, we assumed certain of Dexter's liabilities, ongoing disputes and litigation. These include personal injury, workers' compensation, automobile, environmental and product liabilities claims, among others. While we believe that Dexter has adequately reserved and/or has insurance for the cost of such liabilities, we anticipate purchasing additional insurance to safeguard the Company's assets. Unexpected costs could exceed stated reserves and insurance, however, requiring us to allocate additional funds and other resources to address Dexter's liabilities. See also the discussion below under "Accidents related to hazardous materials could adversely affect our business."

THE MARKET PRICE OF INVITROGEN STOCK COULD BE VOLATILE, WHICH MAY IMPAIR YOUR INVESTMENT.

     The market price of Invitrogen common stock has been subject to volatility and, in the future, the market price of Invitrogen's common stock may fluctuate substantially due to a variety of factors, including:

     -   quarterly fluctuations in our operating and earnings per share results;

     - technological innovations or new product introductions by us or our competitors;

     -   economic conditions;

     -   disputes concerning patents or proprietary rights;

     -   changes in earnings estimates by market research analysts;

     -   sales of common stock by existing holders;

     -   loss of key personnel; and

     -   securities class action lawsuits or other litigation.

     The market price for Invitrogen common stock may also be affected by our ability to meet analysts' expectations. Any failure to meet such expectations, even slightly, could have an adverse effect on the market price of Invitrogen common stock. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against that company. If similar litigation were instituted against us, it could result in substantial costs and a diversion of our management's attention and resources, which could have an adverse effect on our business, results of operations and financial condition.

OUR OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS

     The results of operations for any quarter are not necessarily indicative of results to be expected in future periods. Our operating results have, in the past, been, and will continue to be, subject to quarterly fluctuations as a result of a number of factors. These factors include, but are not limited to:

     - The integration of people, operations and products from acquired businesses and technologies;

     -   Our ability to introduce new products successfully;

     -   Market acceptance of existing or new products;

     -   Competitive product introductions;

     -   Currency rate fluctuations;

     - Changes in customer research budgets which are influenced by the timing of their research and commercialization efforts and their receipt of government grants;

     -   Our ability to manufacture our products efficiently;

     - Our ability to control or adjust research and development, marketing, sales and general and administrative expenses in response to changes in revenues; and

     - The timing of orders from distributors and mix of sales among distributors and our direct sales force.

OUR ANTI-TAKEOVER DEFENSE PROVISIONS MAY DETER POTENTIAL ACQUIRORS AND MAY DEPRESS INVITROGEN'S STOCK PRICE.

     Certain provisions of our certificate of incorporation, by-laws and Delaware law could be used by our incumbent management to make it substantially more difficult for a third party to acquire control of Invitrogen. These provisions include the following:

     - we may issue preferred stock with rights senior to those of our common stock;

     - we have a classified board of directors; o our by-laws prohibit action by written consent by stockholders;

     - the Board of Directors of the Company has the exclusive right to fill vacancies and set the number of directors;

     -   cumulative voting is not allowed; and

     - we require advance notice for nomination of directors and for stockholder proposals.

     The Board of Directors of the Company could also decide to adopt other anti-takeover defenses, including, but not limited to, a stock purchase rights plan (a so-called "poison pill"). These provisions could discourage potential takeover attempts and could adversely affect the market price of Invitrogen common stock.

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

     We generate waste that must be transported to approved landfills. The transportation and disposal of such waste are required to meet applicable state and federal statutes and regulations. The disposal of such waste potentially exposes the Company to environmental liability if, in the future, such transportation and disposal is deemed to have violated such statutes and/or regulations or if the landfills leak and are proved to have damaged the environment.

     Furthermore, in acquiring Dexter, the Company assumed certain of Dexter's environmental liabilities, including clean-up of several hazardous waste sites. While we believe that Dexter has adequately reserved and/or has insurance for the cost of such liabilities, we anticipate purchasing additional insurance to safeguard the Company's assets. However, unexpected costs could exceed stated reserves and insurance. This may require us to allocate additional funds and other resources to address Dexter's environmental liabilities.

POTENTIAL PRODUCT LIABILITY CLAIMS COULD AFFECT OUR EARNINGS AND FINANCIAL CONDITION.

     We face a potential risk of liability claims based on our products and services. We carry product liability insurance coverage which is limited in scope and amount but which we believe to be adequate. We cannot assure you, however, that we will be able to maintain this insurance at reasonable cost and on reasonable terms. We also cannot assure you that this insurance will be adequate to protect us against a product liability claim, should one arise.

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

THERE ARE OTHER RISKS RELATED TO LIFE TECHNOLOGIES' AND DEXTER'S ONGOING OPERATIONS.

     There are additional risks related to the ongoing operation of Life Technologies and Dexter that differ in some respects from the risks we have faced previously. These risks include:

     -   changes in pricing or availability of fetal bovine serum;

     - the possibility of adverse rulings by or adverse developments in negotiations with the government;

     -   litigation risks;

     -   potential environmental liabilities; and

     - other risks detailed in the filings by Dexter and Life Technologies with the Securities and Exchange Commission.

     We cannot assure you that we will be able to manage these risks in such a manner as will not adversely affect our business.


 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See discussion under Currency Hedging and Foreign Currency Translation and Quantitative and Qualitative Disclosures about Market Risk in Management's Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk.

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On December 31, 1996, Life Technologies sued Clontech Laboratories, Inc. in the U.S. District Court for the District of Maryland, Civil Action No. AW-96-4080, alleging patent infringement of Life Technologies' patents covering RNase H minus reverse transcriptase. The court issued a decision on July 16, 1999, that two of Life Technologies' patents were unenforceable and followed this decision on May 24, 2000, with a ruling that would have required Life Technologies to pay $1.64 million in legal fees, plus costs, to Clontech. Life Technologies appealed both the District Court's decision of July 16, 1999 and the May 24, 2000 ruling to the Court of Appeals for the Federal Circuit. On September 21, 2000, the Court of Appeals reversed the July 16, 1999, decision of the District Court, thus reinstating Life Technologies' patent position in the area of RNase H minus reverse transcriptases. We understand that the ruling regarding legal fees and costs will be vacated and are awaiting an order from the District Court to that effect.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) A special meeting of stockholders was held on September 14, 2000.

     (b) Not applicable.

     (c) PROPOSAL I. The proposal to approve and adopt each of the Agreement and Plan of Merger, dated as of July 7, 2000, between Invitrogen and Life Technologies, and the Agreement and Plan of Merger, dated as of July 7, 2000, between Invitrogen and Dexter Corporation was approved, with 16,570,975 affirmative votes, 934,131 negative votes and 12,295 abstentions.

         PROPOSAL II. The proposal to amend Invitrogen Corporation's Restated Certificate of Incorporation to increase the authorized capital stock to 131,405,884 shares, consisting of 6,405,884 shares of preferred stock and 125,000,000 shares of common stock was approved, with 16,473,774 affirmative votes, 1,030,702 negative votes and 12,925 abstentions.

         PROPOSAL III. The proposal to increase by 3,000,000 the number of shares Invitrogen may issue under Invitrogen's 1997 Stock Option Plan to 8,485,479 shares was approved, with 11,765,458 affirmative votes, 5,717,530 negative votes and 34,413 abstentions.

         PROPOSAL IV. The proposal to increase by 200,000 the number of shares of Invitrogen common stock that Invitrogen may issue under Invitrogen's 1998 Employee Stock Purchase Plan to 550,000 shares was approved, with 16,544,610 affirmative votes, 939,283 negative votes and 33,508 abstentions.

     (d) Not applicable.


ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report:

     2.1 Agreement and Plan of Merger between Invitrogen Corporation and Life Technologies, Inc. dated as of July 7, 2000 (1)

     2.2 Agreement and Plan of Merger between Invitrogen Corporation and Dexter Corporation dated as of July 7, 2000 (2)

     3.1 Restated Certificate of Incorporation of the Company, as amended

     10.1  Invitrogen Corporation 1997 Stock Option Plan, as amended

     10.2  Invitrogen Corporation 1998 Employee Stock Purchase Plan, as amended

     10.3 Change in Control Agreement between J. Stark Thompson, Ph.D. and Life Technologies, iNc. dated the 13th day of February 1997, as assumed by Invitrogen Corporation.

     10.4 Change in Control Agreement between C. Eric Winzer and Life Technologies, Inc. dated the 13th day of February 1997, as assumed by Invitrogen Corporation.

     27.01 Financial Data Schedule

------------
(1) Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on July 11, 2000

(2) Incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K filed on July 11, 2000

(b) The following reports on Forms 8-K were filed during the quarter ended September 30, 2000:

     1) A Form 8-K dated September 14, 2000 was filed on September 29, 2000 to report the completion on September 14, 2000 of the mergers pursuant to which both Life Technologies, Inc. and Dexter Corporation merged into Invitrogen Corporation and to report the following financial statements:

         - The audited financial statements for Dexter for the fiscal year ended December 31, 1999;

         - The unaudited financial statements for Dexter for the quarter ended June 30, 2000;

         - The audited financial statements for Life Technologies for the fiscal year ended December 31, 1999;

         - The unaudited financial statements for Life Technologies for the quarter ended June 30, 2000, and

         - The unaudited consolidated pro forma condensed balance sheet as of June 30, 2000 and unaudited consolidated pro forma condensed income statements for the year ended December 31, 1999 and the six months ended June 30, 2000 for Invitrogen Corporation.

     2) A Form 8-K dated July 9, 2000, was filed on July 11, 2000 to report the signing of definitive merger agreements between Invitrogen Corporation and, respectively, Life Technologies, Inc. and Dexter Corporation.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            INVITROGEN CORPORATION

Date:  NOVEMBER 13, 2000                    By: /s/ JAMES R. GLYNN
       --------------------                     --------------------------
                                                James R. Glynn
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Authorized Signatory)

                                INDEX TO EXHIBITS

     2.1 Agreement and Plan of Merger between Invitrogen Corporation and Life Technologies, Inc. dated as of July 7, 2000, previously filed as
           Exhibit 2.1 of the Company's Current Report on Form 8-K filed on July 11, 2000, which is incorporated herein by reference.

     2.2 Agreement and Plan of Merger between Invitrogen Corporation and Dexter Corporation dated as of July 7, 2000, previously filed as
           Exhibit 2.2 of the Company's Current Report on Form 8-K filed on July 11, 2000, which is incorporated herein by reference.

     3.1   Restated Certificate of Incorporation of the Company, as amended

    10.1   Invitrogen Corporation 1997 Stock Option Plan, as amended

    10.2   Invitrogen Corporation 1998 Employee Stock Purchase Plan, as amended

    10.3 Change in Control Agreement between J. Stark Thompson, Ph.D. and Life Technologies, iNc. dated the 13th day of February 1997, as assumed by Invitrogen Corporation.

    10.4 Change in Control Agreement between C. Eric Winzer and Life Technologies, Inc. dated the 13th day of February 1997, as assumed by Invitrogen Corporation.

    27.01  Financial Data Schedule