Form 10-K405
period 2000-12-31
INVITROGEN CORP
filed 2001-03-21
CIK 1073431

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-K

                               ------------------

 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ______________ to _________________.

                         Commission File Number ________

                               ------------------

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

                           Common Stock $.01 Par Value

                               ------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] or No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant as of March 1, 2001 was $3,841,016,520 based on the last reported sale price of $79.625 per share on March 1, 2001.

         The number of outstanding shares of the registrant's common stock as of March 1, 2001 was 52,192,073.

         DOCUMENTS INCORPORATED BY REFERENCE: Certain information called for by
Part III of the Form 10-K will either be filed with the Commission under Regulation 14A under the Securities Exchange Act of 1934 or by amendment to this Form 10-K, in either case on or before April 30, 2001.

                             INVITROGEN CORPORATION
                           Annual Report on Form 10-K
                      for the Year Ended December 31, 2000

                                TABLE OF CONTENTS

   PART I
   Item 1.        Business................................................................................     1
   Item 2.        Properties..............................................................................    17
   Item 3         Legal Proceedings.......................................................................    18
   Item 4.        Submission of Matters to a Vote of Security Holders.....................................    18
   PART II
   Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters...................    19
   Item 6.        Selected Financial Data.................................................................    20
   Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations...    21
   Item 7A        Quantitative and Qualitative Disclosures About Market Risk..............................    27
   Item 8.        Financial Statements and Supplementary Data.............................................    28
   Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....    53
   PART III
   Item 10.       Directors and Executive Officers of the Registrant......................................    54
   Item 11.       Executive Compensation..................................................................    55
   Item 12.       Security Ownership of Certain Beneficial Owners and Management..........................    55
   Item 13.       Certain Relationships and Related Transactions..........................................    55
   PART IV
   Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................    55

                           FORWARD-LOOKING STATEMENTS

     Any statements in this Annual Report on Form 10-K about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," "outlook" and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from the results expressed in the statements. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Form 10-K. The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this Form 10-K. Among the key factors that have a direct impact on our results of operations are:

     - the risks and other factors described under the caption "Risk Factors" in this Form 10-K;

     -   general economic and business conditions;

     -   industry trends;

     - our assumptions about customer acceptance, overall market penetration and competition from providers of alternative products and services;

     -   our actual funding requirements; and

     -   availability, terms and deployment of capital.

     Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, you should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

     IN THIS FORM 10-K, UNLESS THE CONTEXT REQUIRES OTHERWISE, "COMPANY," "WE," "OUR," AND "US" MEANS INVITROGEN CORPORATION AND ITS SUBSIDIARIES.

                                     PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF OUR BUSINESS

     We began operations as a California partnership in 1987 and incorporated in California in 1989. In 1997 we reincorporated as a Delaware corporation. Our principal offices are in Carlsbad, California.

     We have made a number of acquisitions in recent years that have significantly expanded our overall size and the breadth of the products we offer:

     - On August 17, 1999, we merged with NOVEX, a developer and manufacturer of pre-cast electrophoresis gels and associated products for gene and protein analysis.

     - On February 2, 2000, we acquired Research Genetics, Inc., a leading supplier of products and services for functional genomics and gene-based drug discovery research. Research Genetics is located in Huntsville, Alabama and currently continues to operate there as our subsidiary.

     - On June 21, 2000, we completed our merger with Ethrog Biotechnologies Limited, an Israeli company that develops, manufactures, and markets products for laboratory use.

     - On September 14, 2000, we completed our mergers with Life Technologies, Inc., a leading manufacturer of life sciences products and services, and its parent company, Dexter Corporation. Substantially all of the businesses and operations of Dexter were sold prior to the closing of the mergers.

     The NOVEX, Research Genetics and Ethrog transactions were all accounted for as poolings of interests. Therefore our consolidated financial statements have been restated for all periods prior to these acquisitions to reflect the combined financial and operating results of Invitrogen, NOVEX, Research Genetics and Ethrog. The Life Technologies and the Dexter transactions have been accounted for as purchases and, accordingly, the results of Life Technologies' and Dexter's operations have been included in the accompanying financial statements from the date of acquisition, which significantly affects the comparability of financial information presented.

     We are currently in the process of consolidating our facilities in several locations. In Maryland, we have entered into an agreement to sell our Rockville facility and we intend to move the operations that have been conducted there to date (primarily research and development, sales, information technologies, and administrative functions) to Frederick, Maryland, Grand Island, New York, Carlsbad, California, and Huntsville, Alabama. We are also currently in the process of closing Life Technologies and Invitrogen facilities in Holland and restructuring other elements of our European operations as part of our overall integration following the Life Technologies merger.

     We are also currently in the process of eliminating product lines that we believe are not compatible with our goals for growth and profitability. Most of these product lines were acquired in the merger with Life Technologies. We currently expect to discontinue product lines over the next 18 months representing between $35 million and $55 million in annual revenues.



FINANCIAL INFORMATION ABOUT OUR SEGMENTS

     In the first quarter of 2001, we completed our reorganization into two lines of business, a Molecular Biology division and a Cell Culture division. We anticipate that segment reporting by these lines of business will begin with the reporting of our results for the first quarter of 2001. We currently report other financial information by geographic region. Information regarding geographic information is contained in Note 1 to the Consolidated Financial Statements of this Annual Report on Form 10-K.

DESCRIPTION OF OUR BUSINESS

     OVERVIEW

     We develop, manufacture, and market more than 10,000 products for customers engaged in life sciences research and the commercial manufacture of genetically engineered products. We are a leading supplier of research kits and reagents that simplify and improve gene cloning, gene expression, and gene analysis techniques. Additionally we are a leading supplier of sera, cell and tissue culture media and reagents used in life sciences research as well as in processes to grow cells in the laboratory and to produce pharmaceuticals and other materials made by cultured cells.

     Our research kits simplify and improve gene cloning, gene expression and gene analysis techniques as well as other molecular biology activities. These techniques and activities are used to study how a cell is regulated by its genetic material, known as functional genomics, and to search for drugs that can treat diseases. Our kits and products allow researchers to perform these activities more accurately, efficiently and with greater reproducibility compared to conventional research methods. Our kits and products have made molecular biology research techniques more accessible to pharmaceutical, biotechnology, agricultural, government and academic researchers with backgrounds in a wide range of scientific disciplines. Our "high-throughput" gene cloning and expression technology allows us to clone and expression-test genes on an industrial scale. We are utilizing this high-throughput technology to generate additional license, service and product opportunities. Through our NOVEX product line we develop, manufacture and market research electrophoresis products in pre-cast form, which improves the speed, reliability and convenience of gel electrophoresis. Gel electrophoresis is a technique that is used as a tool to visualize the results of many different types of molecular biology experiments. As such, gel electrophoresis is integral to the majority of the molecular biology activities that our other kits and products address. By acquiring Research Genetics in February 2000 we became a leading supplier of products and services for functional genomics and gene-based drug discovery research. Our merger with Life Technologies in September 2000 significantly broadened our offering of molecular biology and cell culture products and services, expanded our sales and distribution network, added significant research and development expertise, and enhanced our intellectual property portfolio.


     TARGET MARKETS


     LIFE SCIENCES RESEARCH

     The life sciences research market consists of laboratories generally associated with universities, medical research centers, government institutions such as the National Institutes of Health, and other research institutions as well as biotechnology, pharmaceutical, energy, agricultural and chemical companies. Life sciences researchers require special biochemical research tools capable of performing precise functions in a given experimental procedure. We serve two principal disciplines of the life sciences research market: cellular biochemistry and molecular biology.

     The cellular biochemistry research market involves the study of the genetic functioning and biochemical composition of cells as well as their proliferation, differentiation, growth and death. The understanding gained from such study has broad application in the field of developmental biology and is important in the study of carcinogenesis, virology, immunology, vaccine design and production and agriculture. To grow the cells required for research, researchers use cell or tissue culture media which simulate under laboratory conditions (in vitro) the environment which surrounds such cells naturally (in vivo) and which facilitate their growth.

     Molecular biology involves the study of the genetic information systems of living organisms. The genetic material of living organisms consists of long, double-stranded molecules of DNA (deoxyribonucleic acid). DNA contains the information required for the production of proteins by means of RNA (ribonucleic acid), a single-stranded molecule similar in structure to DNA. Proteins have many different functional properties and include antibodies, certain hormones and enzymes. Many researchers study the various steps of gene expression from DNA to RNA to protein products, and the impact of these proteins on cellular function. Other researchers are interested in manipulating the DNA-RNA system in order to modify its functioning. Through techniques that are commonly termed "genetic engineering" or "gene-splicing," a researcher can modify an organism's naturally occurring DNA to produce a desired protein not usually produced by the organism, or to produce a naturally produced protein at an increased rate.

     COMMERCIAL PRODUCTION

     We also serve industries that apply genetic engineering to the commercial production of otherwise rare or difficult to obtain substances with potential for significant utility. For example, in the biotechnology industry, these substances include interferons, interleukins, t-PA and monoclonal antibodies. The manufacturers of these materials require larger quantities of the same sera and other cell growth media that are also purchased in smaller quantities as research tools. Some of these substances are manufactured in full scale production facilities, while others are being manufactured on a pre-production basis. Other industries involved in the commercial production of genetically engineered products include the pharmaceutical, food processing and agricultural industries.

     We do not believe that any single customer is material to our business as a whole. Many of our customers receive funding for their research, however, either directly or indirectly from the federal government in the United States and from government agencies in other countries throughout the world.


PRODUCTS

     Our products are principally research tools in reagent and kit form, biochemicals, sera, media and other products and services we sell to corporate, academic, and government entities. We focus our business on two principal product segments:

     MOLECULAR BIOLOGY PRODUCTS

         PRODUCTS FOR DNA CLONING. The cloning of DNA fragments involves inserting genes or pieces of genes into plasmids, circles of DNA that allow researchers to perform in depth studies of interesting genes. DNA cloning is integral to molecular biology research. We market a broad portfolio of products that enable rapid, efficient cloning of DNA fragments and eliminate certain time consuming steps.

         - TOPO(R) Cloning Systems: Our patented TOPO Cloning technology employs the enzyme topoisomerase I rather than DNA ligase for rapid, efficient joining of DNA fragments, known as ligation. TOPO Cloning replaces overnight, low temperature ligation with an efficient, five minute room temperature incubation step. TOPO cloning kits are complete systems that include convenient, high efficiency One Shot(R) competent cells (see below) for propagation of cloned DNA.

         - GATEWAY(3) Cloning Technology: The GATEWAY Cloning Technology is a universal cloning system that provides a rapid route to comprehensive gene analysis and protein expression. With GATEWAY, researchers save valuable time by eliminating traditional subcloning steps typically required to move a gene into different plasmid expression vectors. Using GATEWAY, a researcher clones a gene only once. The rapid GATEWAY reaction then transfers the gene into various expression vectors for analysis by a process known as recombination. GATEWAY accelerates the pace of traditional research, enabling rapid, comprehensive gene analysis.

         PRODUCTS FOR RECOMBINANT GENE EXPRESSION. Gene expression systems allow researchers to produce the proteins encoded by cloned genes of interest. Invitrogen has developed and licensed efficient systems for expression of proteins in bacterial, insect, yeast and mammalian host systems. Our major expression products include:

         - Mammalian Expression System: Invitrogen offers a broad range of technologies for the expression of specific proteins in cultured mammalian cell lines or whole animal models, such as transgenics. Several versions of the most widely used pcDNA(R)vector are available for high-level transient (temporary) or stable mammalian expression. Products that allow controlled expression in mammalian cells, including the T-REx(3) and GeneSwitch(3) Systems, are available when precise levels of protein production are required. In addition, many of our expression vectors contain signals to target proteins to specific sites within mammalian cells, enabling scientists to study these proteins in their natural cellular location.

         - Baculovirus Expression Systems: Baculovirus systems are commonly employed by researchers to produce high levels of protein from genes of interest in cultured insect cells. Invitrogen's Bac-To-Bac System simplifies the cloning of a gene of interest into baculovirus expression vectors from a four to six week process to as little as seven days. Recombinant proteins expressed in the Bac-To-Bac System can represent up to 25% of the cellular protein in infected insect cells.

         - PICHIA PASTORIS Expression Systems: These systems use the yeast PICHIA PASTORIS to produce high levels of functionally active protein from a gene of interest. The PICHIA System offers the benefits of microbial expression systems (inexpensive, high-level expression and easy scale-up) combined with the advantages of expression in a mammalian system (accurate protein processing, folding, and posttranslational modifications). The flexibility of the PICHIA System is suited for basic laboratory research as well as for industrial applications.

         SEPARATIONS & ANALYSIS PRODUCTS. Our separations and analysis products are employed by academic researchers as well as industrial research and development and quality control personnel to analyze nucleic acids, protein extracts and purified proteins. These products include the Nu-PAGE(R) and E-Gel lines of precast electrophoresis gels and a broad offering of protein and nucleic acid molecular weight standards.

         - NuPAGE(R) Precast PAGE Gels: NuPAGE gels are precast polyacrylamide gels for the efficient electrophoretic separation of proteins and peptides. Unlike other precast gels that require refrigeration and have a twelve week shelf life, NuPAGE gels can be shipped at ambient temperature and stored at room temperature for up to one year. The patented NuPAGE gel formulations allow for rapid run-times, and superior band sharpness, resolution and gel-to-gel consistency.

         - E-Gel(R) Precast Agarose Gels: The E-Gel products are bufferless, precast agarose gels for electrophoretic separation of nucleic acid fragments. E-Gels are a complete electrophoretic system that includes agarose, electrodes, and ethidium bromide packaged inside a dry, disposable, UV-transparent cassette. The cassette fits into a specially designed E-Gel Power Base that eliminates the need for an electrophoresis apparatus and power supply.

         PROTEIN AND NUCLEIC ACID MOLECULAR WEIGHT MARKERS & STANDARDS. Invitrogen's DNA and RNA molecular weight markers are provided as a broad, uniform distribution of standard band sizes that facilitate accurate determination of molecular sizes of DNA and RNA in agarose and polyacrylamide gels. Our protein prestained and unstained molecular weight markers enable accurate molecular weight assessment of protein samples in PAGE gels.

         CUSTOM OLIGONUCLEOTIDE SYNTHESIS. Invitrogen manufacturers synthetic oligonucleotides, which are short DNA or RNA molecules, for a variety of applications, including PCR, DNA sequencing and gene detection. Our Parallel Array Synthesis technology for custom oligonucleotide production combines easy ordering with integrated workstations for increased accuracy, high throughput synthesis and stringent quality control as well as convenient packaging and reliable, rapid delivery.

         TRANSFECTION REAGENTS AND SYSTEMS. Invitrogen transfection products are used to deliver DNA, RNA or oligonucleotides into eukaryotic cells. We offer the broadest product line for transfection, allowing the researcher to optimize a variety of research parameters, cell culture conditions, transfection efficiencies, or protein expression levels, according to individual need. Products include LipofectAMINE and LipofectAMINE PLUS and LipofectAMINE2000 reagents for difficult-to-transfect cell lines, cells grown on culture plates, or cells in liquid cultures in the presence of serum. Lipofectin Reagent, for transfection of endothelial cell lines and HeLa cells, and DMRIE-C Reagent, for transfection of cells in suspension are also available.

         COMPETENT BACTERIAL STRAINS. In 1984, Life Technologies became the first company to market competent cells, cells that are treated to readily take up plasmid DNA. Invitrogen now offers a wide variety of unique chemically competent and electrocompetent strains with five levels of efficiency. Many strains are offered in the convenient One Shot format - single-use aliquots that eliminate wasting of unused cells. Popular competent strains include the flagship DH5a, DH10b and TOP10 strains, and BL21-SI and BL21 Star for recombinant protein expression.

         GENE DISCOVERY PRODUCTS. Invitrogen's ResGen(TM) product line simplifies and improves gene mapping, gene expression analysis, functional genomics and gene-based drug discovery. Through our acquisition of Research Genetics, we maintain a library of more than seven million unique partial and full-length DNA clones from the human genome and model organisms. The ResGen product line consists of additional products to facilitate gene discovery, including:

         - MyArray(TM) DNA: MyArray(TM) DNA are ready-to-spot, sequence-verified PCR products that allow researchers to generate their own custom microarrays. The DNA is provided pre-amplified and purified, eliminating the need for lengthy PCR and purification steps prior to arraying on glass slides or filters. Researchers can select clones from any of the ResGen clone collection, cDNA libraries.

         - Pathways(TM) Analysis Software: Pathways(TM) is used for bioinformatic analysis of microarray data to detect patterns of differential gene expression between different cell or tissue samples, such as normal vs. cancer cells. Pathways imports any raw microarray data from image files and locates, calculates and stores the spot intensities. Data analysis then allows selection of genes with differential gene expression and provides instant, on-screen identification of each spot as it is selected. In addition, Pathways performs cluster analyis and provides direct weblinks to gene repositories such as Unigene, Genbank, Genecards, and other sites.

         - VastArray(TM) Tissue Arrays: VastArray(TM) tissue arrays are standard glass microscope slides containing tiny (600uM) core tissue samples taken from normal human and mouse organs or from samples supplied by the researcher. VastArrays are useful for a variety of applications including protein expression studies, antibody screening, tissue-type specificity studies, pathological determination, and mouse model analyses. Each slide contains up to 200 tissues spotted in duplicate for verification of staining results.

         DNA AND RNA AMPLIFICATION PRODUCTS. The technique known as PCR enables researchers to amplify DNA, creating millions of copies of specific genes using purified enzymes known as polymerases. PCR (and RT-PCR for amplifying RNA) continues to be an irreplaceable tool for molecular biology research. Invitrogen's collection of, polymerases, and amplification kits support a variety of amplification-based protocols, including standard and quantitative PCR & RT-PCR. These products include:

         - PLATINUM(R) Taq DNA Polymerase: Our PLATINUM Taq DNA Polymerase is designed for "hot start" DNA amplification in PCR protocols. The enzyme is derived from recombinant Taq DNA polymerase by binding a heat sensitive inhibitor, allowing room temperature, or "hot start," PCR reaction assembly.

         - PLATINUM(R) Pfx DNA Polymerase: Our PLATINUM Pfx DNA Polymerase is a robust, proofreading DNA enzyme for high fidelity amplification of DNA. This enzyme is also provided in a "hot start" format that facilitates room temperature reaction assembly.

         - SUPERSCRIPT(TM) II RNase H- Reverse Transcriptase: Our SUPERSCRIPT II RNase H- Reverse Transcriptase is used to generate full-length first strand cDNA from RNA in a reverse transcription reaction. Unlike other products, SUPERSCRIPT(TM) II is modified (point mutation of the RNase H- domain) to eliminate degradation of RNA molecules during DNA synthesis.

     CELL CULTURE PRODUCTS

         Our cell culture products are produced under the GIBCO brand and are used in basic scientific research and industrial production protocols for cell growth and proliferation, protein expression and viral production. Included are standard sera, culture media and support reagents as well as specialized Serum Free, Protein Free or Chemically Defined Media for various standard research and manufacturing applications, including neurobiology research, hybridoma and monoclonal antibody production, plant tissue culture, insect cell expression and cytogenetics. Cell Culture product lines include:

         - Fetal Bovine Serum: Our fetal bovine sera are fully supported by extensive documentation that certifies each lot from collection through processing, and testing of finished product for delivery. Sera are sourced from countries meeting USDA import requirements where BSE (bovine spongiform encephalopathy) is not known to exist. The products are subjected to rigorous quality control criteria to provide consistent, high quality product.

         - Liquid and Powdered Culture Media: We maintain certified technical and manufacturing capabilities to produce a wide variety of cell culture growth media available in both standard and specialized packaging configurations. Proprietary Serum Free, Protein Free and Chemically Defined formulations have been developed to meet the needs of specialized research and production applications. Culture media are provided in four formats: ready to use liquid media
              (1X), ADVANCED GRANULATION TECHNOLOGY, liquid medium concentrates and dry powder media. We can customize or optimize virtually any media product, from slight alterations to complex, engineered-to-order formulations.

         - Cell Culture Reagents: GIBCO cell culture reagents are additives to traditional cell culture media formulations. Products include antibiotics, cell dissociation reagents (such as trypsin) and other media supplements (such as amino acids).

     We plan to continue to introduce new research kits, as we believe continued new product development and rapid product introduction is a critical competitive factor in the market for molecular biology research kits. We may continue to increase expenditures in sales and marketing, manufacturing and research and development to support increased levels of sales and to augment our long-term competitive position, although in each area we are currently attempting to streamline our operations and identify redundancies following the Life Technologies merger that will allow us to realize cost savings and operating efficiencies.

     We currently manufacture products for inventory and ship products shortly after the receipt of orders, and anticipate that we will continue to do so in the future. Accordingly, we currently do not have a significant backlog and do not anticipate we will develop a material backlog in the future.

     We manufacture the majority of our products in our manufacturing facilities in Carlsbad and San Diego, California; Frederick, Maryland; Grand Island, New York; and Inchinnan, Scotland. In addition, we purchase products from third-party manufacturers for resale. We also have manufacturing facilities in Germany, New Zealand, Japan, Brazil, and Israel.



RESEARCH AND DEVELOPMENT

     We believe that a strong research and product development effort is important to our future growth. We spent $23.6 million, $14.9 million, and $11.6 million on research and development activities in 2000, 1999, and 1998, respectively, which includes amounts spent by our Life Technologies operations following the merger on September 14, 2000.

     Research and development expenses in 2000, 1999, and 1998 were primarily directed toward developing innovative new products in areas where we have expertise and have identified substantial market needs, creating solutions for customers in the life sciences research and industrial bioprocessing areas and improving production processes.

     We conduct most of our research and development activities at our own facilities in the United States, New Zealand, and France, using our own employees. At December 31, 2000, we had approximately 296 employees principally engaged in research and development. Our scientific staff is augmented by advisory and collaborative relationships with a number of scientists.

     Our research and development activity is aimed at maintaining a leadership position in providing research tools to the life sciences research market and enhancing its market position as a supplier of products used to manufacture genetically engineered pharmaceuticals and other materials.



SALES AND MARKETING

     We sell most of our products through our own sales force, and the remaining products are sold through agents or distributors. We currently market our products directly in over 24 countries throughout the world and sell through distributors or agents in approximately 45 additional countries. These independent distributors may also market research products for other companies, including some products that are competitive with our offerings. As of December 31, 2000, we employed approximately 292 people in our field sales department.

     Our sales strategy has been to employ scientists to work as our technical sales representatives. Most technical sales representatives have an extensive background in biology and molecular biology. A thorough knowledge of biological techniques and an understanding of the research process allows our sales representatives to become advisors, acting in a consultative role with our customers. Our use of technical sales representatives also enables us to identify market needs and new technologies that we can license and develop into new products.

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



TECHNOLOGY LICENSING

     Many of our products are manufactured or sold under the terms of license agreements that require us to pay royalties to the licensor based upon a percentage of the sales of products containing the licensed materials or technology. Although we have increasingly emphasized our own research and development in recent periods, we believe our ability to in-license new technology from third parties is and will continue to be critical to our ability to offer new products. Our ability to compete as an innovator in the development of research products and services depends in part on our ability to convince inventors that we can successfully bring new technologies to market. Our significant licenses or exclusivity rights expire at various times during the next fifteen years.

     There can be no assurance that we will be able to continue to identify attractive new technologies developed by others. Even if we are able to identify new technologies of interest, we may not be able to negotiate a license on favorable terms, or at all. Some of our licenses do not run for the length of the underlying patent. We may not be able to renew our existing licenses on favorable terms, or at all. If we lose the rights to patented technology, we may need to discontinue selling certain of our products, redesign our products, and we may lose a competitive advantage. Potential competitors could in-license technologies that we fail to license and potentially erode our market share for certain products.

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



PATENTS AND PROPRIETARY TECHNOLOGIES

     We consider the protection of our proprietary technologies and products to be important to the success of our business and rely on a combination of patents, licenses and trademarks to protect these technologies and products. We currently own over 100 issued patents in the United States, a number of which are also patented in other major industrial countries, and have numerous pending patent applications. Generally, U.S. patents have a term of 17 years from the date of issue for patents issued from applications submitted prior to June 8, 1995 and 20 years from the date of filing of the application in the case of patents issued from applications submitted on or after June 8, 1995. Patents in most other countries have a term of 20 years from the date of filing the patent application.

     Our success depends to a significant degree upon our ability to develop proprietary products and technologies. It is critically important to our success that we protect the intellectual property associated with these products and technologies. We intend to continue to file patent applications as we develop new products and technologies. Patents provide some degree of protection for our intellectual property. However, the assertion of patent protection involves complex legal and factual determinations and is therefore uncertain. In addition, the laws governing the scope of patent coverage and the periods of enforceability of patent protection continue to evolve, particularly in the areas of molecular biology of interest to Invitrogen.

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

     In certain circumstances we grant licenses to others to use our intellectual property. We do not believe that license revenue is material to our business as a whole.

     We rely in part on trade secret protection of our intellectual property. We attempt to protect our trade secrets by entering into confidentiality agreements with third parties, employees and consultants. Employees and consultants also sign agreements to assign to Invitrogen their interests in patents and copyrights arising from their work for us. Employees also agree not to compete unfairly with us after their employment by using confidential information, soliciting employees or soliciting customers. However, these agreements can be breached and, if they were, there might not be an adequate remedy available to us. Also, a third party could learn our trade secrets through means other than by breach of our confidentiality agreements, or they could be independently developed by our competitors.



COMPETITION

     The markets for our products are very competitive and price sensitive. There are numerous life science research product suppliers that compete with us, which have significant financial, operational, sales and marketing resources, and experience in research and development, although many of these competitors only compete with us in a limited portion of our product line. These and other companies may have developed or could in the future develop new technologies that compete with our products or even render our products obsolete. We believe that a company's competitive position in our markets is determined by product function, product quality, speed of delivery, technical support, price, breadth of product line, and timely product development. The Company believes its customers are diverse and place varying degrees of importance on the competitive attributes listed above. While it is difficult to rank these attributes for all its customers in the aggregate, we believe we are well positioned to compete in each category.

     The market for our electrophoresis products is also subject to specific competitive risks. This market is highly price competitive. Our competitors have competed in the past by lowering prices on certain products, and they may do so in the future. In certain cases, we may respond by lowering our prices, which would reduce revenues and profits. Conversely, failure to anticipate and respond to price competition may hurt our market share.

     We believe that customers in our markets display a significant amount of loyalty to their initial supplier of a particular product. Therefore, it may be difficult to generate sales to customers who have purchased products from competitors. To the extent we are unable to be the first to develop and supply new products, our competitive position will suffer.



SUPPLIERS

     We buy materials for our products from many suppliers, including certain affiliated joint ventures, and we are not dependent on any one supplier or group of suppliers. Raw materials, other than raw fetal bovine serum, or FBS, are generally readily available at competitive prices from a number of suppliers. Although there is a well-established market for FBS, one of our major products, its price has been unstable at times in the past, and its supply could be limited because the availability of slaughtered cattle tends to be cyclical. We acquire raw FBS products from various suppliers, including affiliated joint ventures. Some of these suppliers provide a major portion of the FBS available from a specific geographic region, although no single supplier provides a majority of the total FBS available to us.

     We believe we maintain a quantity of FBS inventory adequate to ensure reasonable customer service levels while guarding against normal volatility in the supply of FBS available to us. FBS inventory quantities can fluctuate significantly as we balance varying customer demand for FBS against fluctuating supplies of FBS available to us. We believe that we will be able to continue to acquire FBS in quantities sufficient to meet our customers' current requirements.



GOVERNMENT REGULATION

     Certain of our cell culture products are subject to regulation under the U.S. Federal Food, Drug and Cosmetic Act with respect to testing, safety, efficacy, marketing, labeling and other matters. In addition, our manufacturing facilities for the production of in vitro diagnostic cell culture products are subject to periodic inspection by the U.S. Food and Drug Administration (FDA), and other product-oriented federal agencies and various state and local authorities in the U.S. Such facilities are believed to be in compliance in all material respects with the requirements of the FDA's Quality System Regulation (formerly known as the current Good Manufacturing Practice), other federal, state and local regulations and other quality standards such as ISO 9000.

     Invitrogen complies with the OSHA Bloodborne Pathogens Standard and voluntarily employs Centers for Disease Control/National Insitutes of Health, GUIDELINES FOR RESEARCH INVOLVING RECOMBINANT DNA MOLECULES, BIOSAFETY IN MICROBIOLOGICAL AND BIOMEDICAL LABORATORIES and the hazard classification system recommendations for handling bacterial and viral agents, with capabilities through biosafety level two.

     In addition to the foregoing, we are subject to other federal, state and local laws and ordinances applicable to our business, including environmental protection and radiation protection laws and regulations, the Occupational Safety and Health Act, the Toxic Substances Control Act, national restrictions on technology transfer, import, export and customs regulations, statutes and regulations relating to government contracting, and similar laws and regulations in foreign countries. In particular, we are subject to European regulations regarding importation of animal-derived products such as FBS.



EMPLOYEES

     As of December 31, 2000, we had approximately 2,981 employees, 949 of whom were employed outside the United States. Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, research and academic institutions, government entities and other organizations.



RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     You should carefully consider the following risks, together with other matters described in this 10-K or incorporated herein by reference, before making an investment in our securities. If any of the following risks occurs, our business, financial condition or operating results could be materially adversely affected. In such case, the trading price of our securities could decline and you could lose all or part of your investment. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. Certain statements in this 10-K (including certain of the following factors) constitute forward-looking statements. Please refer to the section entitled "Forward-Looking Statements."



FAILURE TO INTEGRATE SUCCESSFULLY LIFE TECHNOLOGIES AND OTHER COMPANIES INTO OUR OPERATIONS COULD REDUCE OUR REVENUES AND PROFITS.

     We completed our merger with Life Technologies on September 14, 2000. In addition, over the past year Invitrogen has acquired Dexter Corporation, NOVEX, Research Genetics, Inc. and Ethrog Biotechnologies, Ltd. Our integration of the operations of Life Technologies and these previously-acquired companies will require significant efforts from each company, including the coordination of research and development and sales and marketing efforts. We may find it difficult to integrate the operations of these acquired companies. A number of Life Technologies employees have left Invitrogen or have been terminated, and others may leave or be terminated because of the merger. Under the terms of the Change-In-Control Agreements of certain of these former employees, we have made significant lump sum cash payments and are required to maintain certain benefits for a two-year period. Additional employee terminations or resignations or facility closures may require us to make additional severance or other payments and may result in litigation.

     Our U.S. headquarters and the bulk of our other operations are located in Carlsbad, California. The headquarters of our Life Technologies operations is currently located in Rockville, Maryland. Research Genetics is located in Huntsville, Alabama and Ethrog is located in Israel. Although we have announced plans to sell the Rockville facility and relocate the operations currently conducted there to our facilities in Frederick, Maryland, Grand Island, New York, Carlsbad, California, and Huntsville, Alabama, our facilities will still be physically separate from one another. The fact that our facilities are physically separated could make it difficult for us to communicate effectively with, manage and integrate these companies' staffs and operations with the rest of Invitrogen. Such difficulties could significantly hurt our operations and consequently our financial results.

     Management may have its attention diverted while trying to integrate Life Technologies and these other companies. Such diversion of management's attention or difficulties in the transition process could have a material adverse impact on us. If we are not able to integrate the operations of all these companies successfully, our expectations of future results of operations may not be met. Factors that will affect the success of the mergers include:

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



FAILURE TO MANAGE GROWTH COULD IMPAIR OUR BUSINESS.

     Our business has grown rapidly. Our net revenues increased from $55.3 million in 1997 to $246.2 million in 2000. During that same period we significantly expanded our operations in the United States and in Europe. The number of our employees increased from approximately 272 at December 31, 1996 to approximately 2,981 at December 31, 2000. As a result of the merger with Life Technologies, Invitrogen has $567.0 million in pro forma 2000 revenues.

     It is difficult to manage this rapid growth and our future success depends on our ability to implement:

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

     Our merger with Life Technologies will require additional investments in operations, product research and development, administration and sales and marketing. These are significant expenses. Failure to manage successfully and coordinate the growth of the combined company could adversely impact our revenues and profits.



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

     In recent years, the pharmaceutical industry has undergone substantial downsizing and consolidation. Additional mergers or corporate consolidations in the pharmaceutical industry could cause us to lose existing customers and potential future customers, which could have a material adverse effect on our business, financial condition and results of operations.

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

     Our customers generally receive funds from approved grants at particular times of the year, as determined by the U.S. federal government. In the past, grants have been frozen for extended periods or have otherwise become unavailable to various institutions without advance notice. The timing of the receipt of grant funds affects the timing of purchase decisions by our customers and, as a result, can cause fluctuations in our sales and operating results.



FAILURE TO LICENSE NEW TECHNOLOGIES COULD IMPAIR OUR NEW PRODUCT DEVELOPMENT.

     Our business model of providing products to researchers working on a variety of genetic and related projects requires us to develop a wide spectrum of products. To generate broad product lines it is advantageous sometimes to license technologies from the scientific community at large rather than depending exclusively on the inventions of our own employees. As a result, we believe our ability to in-license new technologies from third parties is and will continue to be critical to our ability to offer new products. A significant portion of our current revenues are from products manufactured or sold under licenses from third-parties.

     From time to time we are notified or become aware of patents held by third parties which are related to technologies we are selling or may sell in the future. After a review of these patents, we may decide to obtain a license for these technologies from such third-parties. We are currently in the process of negotiating several such licenses and expect that we will also negotiate these types of licenses in the future. There can be no assurances that we will be able to negotiate such licenses on favorable terms, or at all.

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


WE HAVE A SIGNIFICANT AMOUNT OF DEBT WHICH COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

     In March 2000, we sold $172.5 million of convertible notes to qualified institutional buyers. As a result of this offering, we have a significant amount of debt and debt service obligations. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the convertible notes, including from cash and cash equivalents on hand, we will be in default under the terms of the indenture which could, in turn, cause defaults under our other existing and future debt obligations.

     Even if we are able to meet our debt service obligations, the amount of debt we have could adversely affect us in a number of ways, including by:

         - limiting our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements, or other purposes;

         - limiting our flexibility in planning for, or reacting to, changes in our business;

         - placing us at a competitive disadvantage relative to our competitors who have lower levels of debt;

         - making us more vulnerable to a downturn in our business or the economy generally; and

         - requiring us to use a substantial portion of our cash to pay principal and interest on our debt, instead of contributing those funds to other purposes such as working capital and capital expenditures.

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

         -    scientists' opinions of the product's utility;

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



INABILITY TO PROTECT OUR TECHNOLOGIES COULD AFFECT OUR ABILITY TO COMPETE.

     Our success depends to a significant degree upon our ability to develop proprietary products and technologies. However, we cannot assure you that patents will be granted on any of our patent applications. We also cannot assure you that the scope of any of our issued patents will be sufficiently broad to offer meaningful protection. We only have patents issued in selected countries. Therefore, third parties can make, use, and sell products covered by our patents in any country in which we do not have patent protection. In addition, our issued patents or patents we license could be successfully challenged, invalidated or circumvented so that our patent rights would not create an effective competitive barrier. We license the right to use our products to our customers under label licenses that are for research purposes only. These licenses could be contested and we cannot assure you that we would either be aware of an unauthorized use or be able to enforce the restrictions in a cost-effective manner. Our Life Technologies operations has incurred substantial costs in enforcing its intellectual property rights in the past, and we expect to incur such costs in the future.



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

     We are currently involved in patent litigation, and in the event of additional intellectual property disputes we may be involved in further litigation. Such litigation could involve proceedings before the U.S. Patent and Trademark Office or the International Trade Commission, as well as proceedings brought by affected third parties or by us. Intellectual property litigation can be extremely expensive, and such expense, as well as the consequences should we not prevail, could seriously harm our business.

     If a third-party claimed an intellectual property right to technology we use, we might need to discontinue an important product or product line, alter our products and processes, pay license fees or cease certain activities. Although we might under these circumstances attempt to obtain a license to such intellectual property, we may not be able to do so on favorable terms, or at all.

     In addition to intellectual property litigation, other substantial, complex or extended litigation could result in large expenditures by us and distraction of our management. For example, lawsuits by employees, stockholders, collaborators, distributors, customers, or end-users of our products or services could be very costly and substantially disrupt our business. Disputes from time to time with such companies or individuals are not uncommon and we cannot assure you that we will always be able to resolve them out of court.

     In particular, in acquiring Dexter Corporation, we assumed certain of Dexter's liabilities, ongoing disputes and litigation. These include personal injury, workers' compensation, automobile, environmental, warranty and product liabilities claims, among others. While we believe that Dexter had adequately reserved and/or had adequate insurance for the cost of such liabilities, we anticipate purchasing additional insurance to safeguard our assets. Unexpected costs could exceed stated reserves and insurance, however, requiring us to allocate additional funds and other resources to address Dexter's liabilities.



VIOLATION OF GOVERNMENT REGULATIONS OR VOLUNTARY QUALITY PROGRAMS COULD RESULT IN LOSS OF SALES AND CUSTOMERS.

     Certain Cell Culture products that our Cell Culture division manufactures are labeled for in vitro diagnostic use and as such are regulated by the U.S. Food and Drug Administration (FDA) as medical devices. As such, we must register with the FDA as a medical device manufacturer and comply with the Quality System Regulation (GMP). As a registered medical device manufacturer, we must also comply with other regulations such as regulations relating to Medical Device Reporting and Labeling. Failure to comply with these regulations can lead to sanctions by the FDA such as observations made following inspections, warning letters, product recalls, fines, product seizures and consent decrees. Such actions by the FDA would be available to the public and could affect our ability to sell products labeled for in vitro diagnostic use and our ability to sell products to industrial customers engaged in the manufacture of pharmaceuticals.

     Additionally, some of our customers use our products in the manufacturing process for their drug and medical device products, and such end products are regulated by the FDA under GMP. Although the customer is ultimately responsible for GMP compliance for their products, it is also the customers' expectation that the materials sold to them will meet the GMP requirements.

     ISO 9001 is an internationally recognized voluntary quality standard that requires compliance with a variety of quality requirements somewhat similar to GMPs. The operations of our Cell Culture manufacturing facilities are intended to comply with ISO 9001. Failure to comply with this voluntary standard can lead to observations of non-compliance or even suspension of ISO certification by the certifying unit. If we lose ISO certification, this loss could cause some customers to purchase products from other suppliers.



LOSS OF KEY PERSONNEL COULD HURT OUR BUSINESS.

     Our products and services are highly technical in nature. In general, only highly qualified and trained scientists have the necessary skills to develop and market our products and provide our services. We face intense competition for these professionals from our competitors and our customers, marketing partners and companies throughout our industry. We do not generally enter into employment agreements requiring these employees to continue in our employment for any period of time. Any failure on our part to hire, train, and retain a sufficient number of qualified professionals would seriously damage our business. Additionally, some measures that we implement during the course of integrating Life Technologies into our operations may be disruptive to some of our key research and development personnel and cause them to leave the Company. We have announced plans to sell the headquarters of Life Technologies, currently located in Rockville, Maryland, and relocate the operations conducted there to our other facilities. Some of our employees may choose to terminate their employment rather than relocate. If we were to lose a sufficient number of our research and development scientists, it could seriously damage our business.

COMPETITION IN THE LIFE SCIENCES RESEARCH MARKET COULD REDUCE SALES.

     The markets for our products are very competitive and price sensitive. Other life science research product suppliers have significant financial, operational, sales and marketing resources, and experience in research and development. These and other companies may have developed or could in the future develop new technologies that compete with our products or even render our products obsolete. If a competitor develops superior technology or cost-effective alternatives to our kits and other products, our business, operating results, and financial condition could be materially adversely affected.

     The market for our electrophoresis products is also subject to specific competitive risks. This market is highly price competitive. Our competitors have competed in the past by lowering prices on certain products, and they may do so in the future. In certain cases, we may respond by lowering our prices which would reduce revenues and profits. Conversely, failure to anticipate and respond to price competition may hurt our market share.

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


LOSS OF DISTRIBUTORS MAY HURT OUR SALES, AND DISTRIBUTORS MAY FORCE US TO USE MORE EXPENSIVE MARKETING AND DISTRIBUTION CHANNELS.

     As a result of the merger with Life Technologies, we now have overlapping distributorship arrangements in some countries. As we go through the process of closing out our relationships with certain distributors, the attention given by such distributors to sales of our products may be diminished and the level of sales of our products in the affected countries may be reduced.

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



FAILURE TO OBTAIN PRODUCTS AND COMPONENTS FROM THIRD-PARTY MANUFACTURERS COULD AFFECT OUR ABILITY TO MANUFACTURE AND DELIVER OUR PRODUCTS.

     We rely on third-party manufacturers to supply many of our raw materials, product components, and in some cases, entire products. In particular, we purchase all of the cassettes used in our pre-cast electrophoresis gels from a single third-party manufacturer. Also, we have contracted with an outside vendor for the production of our PowerEase instrument products. Manufacturing problems may occur with these and other outside sources. If such problems occur, there can be no assurance that we will be able to manufacture our products profitably or on time.



INTERNATIONAL UNREST OR FOREIGN CURRENCY FLUCTUATIONS COULD ADVERSELY AFFECT OUR RESULTS.

     Including subsidiaries and distributors, our products are currently marketed in approximately 70 countries throughout the world. Our international revenues, which include revenues from our non-U.S. subsidiaries and export sales, represented 39% of our product revenues in 2000 and 33% in both 1999 and 1998. We expect that international revenues will continue to account for a significant percentage of our revenues for the foreseeable future.

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

     A significant portion of our business is conducted in currencies other than the U.S. dollar, which is our reporting currency. We recognize foreign currency gains or losses arising from our operations in the period incurred. As a result, currency fluctuations among the U.S. dollar and the currencies in which we do business have caused and will continue to cause foreign currency transaction gains and losses. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures, and the potential volatility of currency exchange rates. We engage in foreign exchange hedging transactions to manage our foreign currency exposure, but we cannot assure you that our strategies will adequately protect our operating results from the effects of exchange rate fluctuations.

     The Asia/Pacific region in the past has experienced unstable economic conditions and significant devaluation in its currencies. The economic situation in the region may result in slower payments of outstanding receivable balances. To the extent the Asia/Pacific region becomes increasingly important, or to the extent factors affecting the region begin to affect other geographic locations, our business could be damaged by weakness in this economies in this region. Prior to the merger of Life Technologies into Invitrogen on September 14, 2000, this region did not represent a significant portion of our revenues. However, for the year 2000 we recorded $27,233,000 in product sales to unrelated customers in the Asia/Pacific region which represents approximately 11% of our total revenues for the year.

IF WE, OR OUR CUSTOMERS OR VENDORS, ARE UNABLE TO UPGRADE OUR FINANCIAL SYSTEMS TO COMPLY WITH THE STATUTORY REQUIREMENTS FOR EURO COMPLIANCE, OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION MAY BE ADVERSELY AFFECTED.

     Companies operating in or conducting business in European Economic Community, the EEC, member states must ensure that their financial and other software systems are capable of processing transactions and properly handling the existing currencies, as well as the Euro. Approximately 18% of historical revenues from our Life Technologies operations and its former subsidiaries are from EEC member states. The current version of financial and order processing systems at Life Technologies are not able to process orders and invoices in the Euro. We have established a project plan to upgrade the software to a Euro compliant version by mid-year 2001. We cannot assure you that we will be able to accomplish this plan as we have scheduled or by the January 1, 2002 deadline set by the EEC. Additionally, we have not determined the costs related to any problems that may arise in the future due to the inability of any of our customers or vendors to comply with the statutory requirements. Any such problems may materially adversely affect our business, operating results and financial condition.

THE MARKET PRICE OF OUR STOCK AND CONVERTIBLE NOTES COULD BE VOLATILE.

     The market price of our common stock has been subject to volatility and, in the future, the market price of our common stock and convertible notes may fluctuate substantially due to a variety of factors, including:

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

     The market price for our common stock and the convertible notes may also be affected by our ability to meet analysts' expectations. Any failure to meet such expectations, even slightly, could have an adverse effect on the market price of our common stock and the convertible notes. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against that company. If similar litigation were instituted against us, it could result in substantial costs and a diversion of our management's attention and resources, which could have an adverse effect on our business, results of operations and financial condition.



OUR OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS.

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

         - our Board of Directors has the exclusive right to fill vacancies and set the number of directors;

         -    cumulative voting is not allowed; and

         - we require advance notice for nomination of directors and for stockholder proposals.

     Our Board of Directors on February 27, 2001, adopted a stock purchase rights plan (a so-called "poison pill"). This plan could discourage potential takeover attempts and could adversely affect the market price of our common stock.

ACCIDENTS RELATED TO HAZARDOUS MATERIALS COULD ADVERSELY AFFECT OUR BUSINESS.

     Portions of our operations require the controlled use of hazardous and radioactive materials. Although we believe our safety procedures comply with the standards prescribed by federal, state, and local regulations, the risk of accidental contamination of property or injury to individuals from these materials cannot be completely eliminated. In the event of such an accident, we could be liable for any damages that result, which could adversely affect our business. Additionally, any accident could partially or completely shut down our research and manufacturing facilities and operations.

     We generate waste that must be transported to approved landfills. The transportation and disposal of such waste are required to meet applicable state and federal statutes and regulations. The disposal of such waste potentially exposes us to environmental liability if, in the future, such transportation and disposal is deemed to have violated such statutes and/or regulations or if the landfills leak and are proved to have damaged the environment.

     Furthermore, in acquiring Dexter, we assumed certain of Dexter's environmental liabilities, including clean-up of several hazardous waste sites. While we believe that Dexter adequately reserved and/or had adequate insurance for the cost of such liabilities, we anticipate purchasing additional insurance to safeguard our assets. However, unexpected costs could exceed stated reserves and insurance. This may require us to allocate additional funds and other resources to address Dexter's environmental liabilities.



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



ABSENCE OF DIVIDENDS COULD REDUCE OUR ATTRACTIVENESS TO INVESTORS.

     Some investors favor companies that pay dividends, particularly in market downturns. We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for funding growth and, therefore, we do not currently anticipate paying cash dividends on our common stock in the foreseeable future.



FAILURE TO MANAGE RISKS RELATED TO LIFE TECHNOLOGIES ONGOING OPERATIONS COULD DAMAGE OUR BUSINESS.

     There are additional risks related to the ongoing operation of Life Technologies that differ in some respects from the risks we have faced previously. These risks include:

         -    changes in pricing or availability of fetal bovine serum;

         - the possibility of adverse rulings by or adverse developments in negotiations with the government;

         -    litigation risks;

         -    potential environmental liabilities; and

         - other risks detailed in the filings by Life Technologies, Inc. with the Securities and Exchange Commission.

     We cannot assure you that we will be able to manage these risks in such a manner as will not adversely affect our business.



ITEM 2.  PROPERTIES

         We own or lease property at the following principal locations, each of which contains manufacturing, storage, laboratory or office facilities:

              Carlsbad, California (Leased)

              San Diego, California (Leased)

              Huntsville, Alabama (Owned and leased)

              Heidelberg, Germany (Leased)

              Rockville, Maryland (Currently owned, but under contract to sell)

              Frederick, Maryland  (Owned and leased)

              Glasgow area, principally Inchinnan, Scotland  (Owned and leased)

              Grand Island, New York  (Owned)

              Auckland, New Zealand (Owned and leased)

     We also own or lease certain other properties throughout the world in addition to the principal properties listed. The leases range in expiration dates from 2001 to 2010, and some are renewable.

     Many of our plants have been constructed, renovated, or expanded during the past ten years. The Company is currently using substantially all of its space with some space available for expansion at some of its locations. We consider the facilities to be in a condition suitable for their current uses. Because of anticipated growth in the business and due to the increasing requirements of customers or regulatory agencies, we may need to acquire additional space or upgrade and enhance existing space during the next five years. We believe that adequate facilities will be available upon the conclusion of our leases.

     Additional information regarding our properties is contained in Footnotes 1, 6 and 7 to the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.



ITEM 3.    LEGAL PROCEEDINGS

         On December 31, 1996, Life Technologies sued Clontech Laboratories, Inc. in the U.S. District Court for the District of Maryland, Civil Action No. AW-96-4080, alleging patent infringement of Life Technologies' patents covering RNase H minus reverse transcriptase. The Court issued a decision on July 16, 1999, that two of Life Technologies' patents were unenforceable and followed this decision on May 24, 2000, with a ruling that would have required Life Technologies to pay $1.64 million in legal fees, plus costs, to Clontech. Life Technologies appealed both the District Court's decision of July 16, 1999, and the May 24, 2000, ruling to the Court of Appeals for the Federal Circuit. On September 21, 2000, the Court of Appeals reversed the July 16, 1999, decision of the District Court regarding unenforceability. On January 5, 2001, the District Court vacated its own decision of May 24, 2000, regarding the payment of legal fees and costs. Then on February 6, 2001, the Court of Appeals granted Invitrogen's Motion to Withdraw the Appeal.

         The Company is involved in various other legal proceedings that are incidental to its business. The Company does not believe that any of these other legal proceedings could reasonably be expected to have a material adverse effect on our financial condition or results of operations.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of 2000. Our annual meeting of stockholders will be held at our principal offices in Carlsbad, California on April 26, 2001 at 9:00 a.m. Matters to be voted on will be included in our proxy statement to be filed with the SEC and distributed to our stockholders prior to the meeting.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK PRICES

     Our common stock trades on The Nasdaq National Stock Market(R) under the symbol IVGN. Public trading of our stock began on February 26, 1999. The table below provides the high and low sales prices of our common stock and preferred stock for the period indicated, as reported by The Nasdaq Stock Market(R).

                                                                          HIGH               LOW
                                                                      --------------    ---------------
   YEAR ENDED DECEMBER 31, 2000:
     Fourth quarter.....................................              $      87.44      $      53.38
     Third quarter......................................                     80.00             49.56
     Second quarter.....................................                     78.50             36.00
     First quarter......................................                     99.50             43.63
   YEAR ENDED DECEMBER 31, 1999:
     Fourth quarter.....................................              $      67.38      $      23.25
     Third quarter......................................                     35.13             23.38
     Second quarter.....................................                     26.00             12.88
     First quarter (beginning February 26)..............                     15.50             12.00


     On March 1, 2001, the last reported sale price of our common stock on the Nasdaq National Market was $79.625. As of March 1, 2001, there were 52,192,073 shares of common stock outstanding and approximately 1,753 shareholders of record of our common stock.

DIVIDENDS

     We have never declared or paid any cash dividends on our common stock and do not anticipate paying such cash dividends in the foreseeable future. We currently anticipate that we will retain all of our future earnings for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition and other factors as the Board of Directors, in its discretion, deems relevant.

ITEM 6.  SELECTED FINANCIAL DATA

     THE FOLLOWING SELECTED DATA SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS LOCATED ELSEWHERE IN THIS FORM 10-K AND "ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                        FIVE YEAR SELECTED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                           2000(1)       1999         1998       1997           1996
                                           ----          ----         ----       ----           ----
Revenues ............................   $   246,195    $ 92,945      $70,593   $ 55,341       $ 44,606
Net income (loss) ...................       (54,326)      9,236        4,977      2,910          2,661
Net income (loss) applicable to
   common shares ....................       (54,326)      9,984(2)     3,873    (12,740)(3)      2,490
Earnings (loss) per share:
  Basic .............................         (1.80)       0.52(2)      0.25      (0.86)          0.18
  Diluted ...........................         (1.80)       0.46(2)      0.22      (0.86)          0.16
Cash, cash equivalents and short-term
   investments ......................       418,899     102,238        6,559      9,333          1,959
Total assets ........................     2,369,215     156,776       45,407     34,257         22,422
5.5% Convertible subordinated notes
   due March 1, 2007 ................       172,500        --           --         --             --
Long-term obligations, less current
   portion ..........................         6,703       7,324        8,095      5,807          5,838
Non-voting redeemable common stock of
   Invitrogen B.V ...................          --          --          1,599      1,295          1,306
Convertible preferred stock .........          --          --         16,141     15,242           --
Total stockholders' equity ..........     1,778,397     130,665        7,413      3,259          8,552

----------------------
(1) 2000 includes the results of operations of Life Technologies from September 14, 2000, the date of acquisition, and affects the comparability of the Selected Financial Data.
(2) 1999 includes a $1.0 million credit to equity for an adjustment to the beneficial conversion feature related to convertible preferred stock.
(3) 1997 includes a $15.0 million charge to equity for an adjustment to the beneficial conversion feature related to convertible preferred stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

     ANY STATEMENTS IN THIS ANNUAL REPORT CONCERNING THE COMPANY'S BUSINESS OUTLOOK OR FUTURE ECONOMIC PERFORMANCE; ANTICIPATED PROFITABILITY, REVENUES, EXPENSES OR OTHER FINANCIAL ITEMS; TOGETHER WITH OTHER STATEMENTS THAT ARE NOT HISTORICAL FACTS, ARE "FORWARD-LOOKING STATEMENTS" AS THAT TERM IS DEFINED UNDER THE FEDERAL SECURITIES LAWS. YOU CAN IDENTIFY THESE STATEMENTS BY FORWARD-LOOKING WORDS SUCH AS "MAY," "WILL," "EXPECT," "ANTICIPATE," "BELIEVE," "ESTIMATE," "PROJECT," AND "CONTINUE" OR SIMILAR WORDS. YOU SHOULD READ STATEMENTS THAT CONTAIN THESE TYPES OF WORDS CAREFULLY. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A NUMBER OF RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM WHAT IS EXPRESSED OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. THERE MAY BE EVENTS IN THE FUTURE THAT WE ARE NOT ABLE TO PREDICT ACCURATELY OR OVER WHICH WE HAVE NO CONTROL. POTENTIAL RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED ABOVE UNDER "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE IN THIS ANNUAL REPORT AS WELL AS OTHER RISKS AND UNCERTAINTIES DETAILED IN OUR REGISTRATION STATEMENT ON FORM S-3, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON DECEMBER 28, 2000. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATIONS TO RELEASE PUBLICLY ANY REVISIONS TO SUCH FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR UNCERTAINTIES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We develop, manufacture, and market more than 10,000 products for the life sciences markets. Our products are principally research tools in reagent and kit form, biochemicals, sera, media and other products and services we sell to corporate, academic, and government entities. We focus our business on two principal segments:

     - MOLECULAR BIOLOGY PRODUCTS. We are a leading supplier of research kits that simplify and improve gene cloning, gene expression, and gene analysis techniques. We also supply a full range of related molecular biology products including enzymes, nucleic acids and other biochemicals and reagents.

     - CELL CULTURE PRODUCTS. We are also a leading supplier of sera, cell and tissue culture media and reagents used in both life sciences research and in processes to grow cells in the laboratory and to produce pharmaceuticals and other materials made by cultured cells.


     Our Molecular Biology and Cell Culture Products are used for research purposes, and, with several exceptions in a limited portion of our product line, their use by our customers is not regulated by the United States Food and Drug Administration (FDA) or by any comparable international organization. Some of our Cell Culture Products and manufacturing sites are subject to FDA regulation and oversight and are required to comply with the Quality System Regulations (GMPs) described in 21 CFR part 820. Additionally some of these same sites and products are intended to comply with certain voluntary quality programs such as ISO 9001.

     We manufacture the majority of our products in our manufacturing facilities in Carlsbad and San Diego, California; Frederick, Maryland; Grand Island, New York; Inchinnan, Scotland; and Huntsville, Alabama. In addition, we purchase products from third-party manufacturers for resale. We also have manufacturing facilities in Germany, New Zealand, Japan, Brazil, and Israel.

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

     Our revenues have increased significantly since our inception. The increase in our revenues has been due to several factors, including acquisitions, the continued growth of the market for gene identification, cloning, expression, and analysis kits, other products and related services; increasing market acceptance of these kits and products; our introduction of new research kits and products for gene identification, cloning, expression, and analysis; and the expansion of our direct sales and marketing efforts. We plan to continue to introduce new research kits, as we believe continued new product development and rapid product introduction is a critical competitive factor in the market for molecular biology research kits. To support increased levels of sales and to augment our long-term competitive position, we may increase expenditures in sales and marketing, manufacturing and research and development, although in each area we are currently attempting to streamline our operations and identify redundancies following the Life Technologies merger that will allow us to realize cost savings.

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

     Effective in the first quarter of 2001, we have reorganized into two lines of business, a Molecular Biology division and a Cell Culture division. Segment reporting will begin with the first quarter results in 2001.

     We anticipate that our results of operations may fluctuate from quarter to quarter and will be difficult to predict. The timing and degree of fluctuation will depend upon several factors, including those discussed under "Risk Factors That May Affect Future Results." In addition, our results of operations could be affected by the timing of orders from distributors and the mix of sales among distributors and our direct sales force. Although we have experienced growth in recent years, we cannot assure you that we will be able to sustain revenue growth or become profitable on a quarterly or annual basis or that our growth will be consistent with predictions made by securities analysts.


RESULTS OF OPERATIONS

    YEARS ENDED DECEMBER 31, 2000 AND 1999

    REVENUES. Revenues for the year ended December 31, 2000 increased $153.3 million, or 165%, from $92.9 million in 1999 to $246.2 million for 2000. The acquisition of Life Technologies accounted for a significant portion of the increase in revenues and reflects revenues earned by Life Technologies subsequent to September 14, 2000, the date of acquisition. Due to the integration of our operations that began during the fourth quarter of 2000, the precise amount of the increase in revenues due to Life Technologies is not determinable.

    PRO FORMA SEGMENT REVENUES. On an unaudited pro forma basis, assuming that the merger with Life Technologies occurred on January 1, 1999, pro forma revenues for the year increased $50.4 million, or 10%, from $516.6 million in 1999 to $567.0 million in 2000. Pro forma segment revenues for the Molecular Biology segment increased $48.0 million, or 15%, from $318.7 million in 1999 to $366.7 million in 2000. Pro forma segment revenues for the Cell Culture segment increased $2.4 million, or 1%, from $197.9 million in 1999 to $200.3 million in 2000. Worldwide revenues, when reported in U.S. Dollars, were adversely affected by changes in currency rates. The change in currency rates accounted for a decrease in U.S. Dollar denominated revenues of $10.3 million, or 3%, for the pro forma Molecular Biology segment revenues and $8.2 million, or 4%, for the Cell Culture pro forma segment revenues. Holding currency conversion rates constant with those in 1999, Molecular Biology segment revenues increased 18%, Cell Culture segment revenues increased 5% and total combined revenues increased 13% for the year in 2000.

    The pro forma revenues exclude the businesses and operations of Dexter that were sold prior to the merger. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the combinations been in effect on January 1, 1999, or of future results of operations.

    We expect that future revenues will be affected by the acquisition and integration of Life Technologies in addition to new product introductions, competitive conditions, customer research budgets, the rate of expansion of our customer base, product discontinuations and foreign currency rates.

    GROSS MARGIN. Gross margin as a percentage of revenues for the year ended December 31, 2000 decreased to 49% from 64% for the same period in 1999. Cost of sales in 2000 included $16.6 million of incremental costs for Life Technologies' products previously written-up under purchase accounting rules. Excluding this non-cash incremental cost, gross margins were 56% in 2000. The acquisition of Life Technologies, whose margins are historically lower than gross margins in Invitrogen's other businesses, accounted for the majority of the remaining decrease in gross margins.

    We believe that gross margins for future periods will be affected by the acquisition and integration of Life Technologies in addition to sale volumes, competitive conditions, royalty payments on licensed technologies, and foreign currency rates.

    The functional currency of our foreign subsidiaries is generally the dominant currency in the respective country of residence of the subsidiary. The translation from the functional currency to the U.S. Dollar for revenue and expenses is based on the average exchange rate during the period. Large increases or decreases in the spread between currencies have affected and may continue to affect reported revenues, revenue growth rates, gross margins, and reported income or losses. Certain subsidiaries also conduct their business in the currencies of their significant customers. Exchange gains or losses arising from transactions denominated in these currencies are recorded in the statements of operations using the actual exchange differences on the date of the transaction. Large increases or decreases in these currency fluctuations could also impact reported revenues, revenue growth rates, gross margins and reported income or losses.

    SALES AND MARKETING. Sales and marketing expenses increased $30.1 million from $16.3 million for the year ended December 31, 1999 to $46.4 million for 2000. As a percentage of revenues, sales and marketing expenses increased from 18% to 19% for these periods.

    The addition of Life Technologies accounted for the majority of the absolute increase for 2000. Apart from the increase related to Life Technologies, the increase in sales and marketing expenses as a percentage of revenues occurred as we increased our sales forces both in Europe and North America and implemented a new brand recognition program.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses for the year ended December 31 increased $14.8 million from $12.0 million in 1999 to $26.8 million in 2000. As a percentage of revenues for the same periods, general and administrative expenses decreased from 13% to 11%.

    The absolute increase resulted from the addition of Life Technologies along with continued expansion of administrative resources to support our growth and, during the first half of 2000, our requirements as a newly public company. The decline as a percentage of revenues occurred as a fixed portion of our general and administrative expenses was spread over a larger revenue base.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased $8.7 million from $14.9 million for the year ended December 31, 1999, to $23.6 million for 2000. As a percentage of revenues, research and development expenses decreased from 16% in 1999 to 10% in 2000.

    The absolute increase in research and development expenses resulted primarily from the addition of Life Technologies, new collaborative research and development projects and expanded research and development facilities. The decline as a percentage of revenues also reflects the impact of Life Technologies, whose historical percentage has averaged 5% to 6% of revenues.

    GOODWILL AND OTHER PURCHASED INTANGIBLES AMORTIZATION. The increase in the amortization of intangible assets increased from $16,000 in 1999 to $81.6 million in 2000 is due to the amortization of intangible assets acquired with Life Technologies, which are amortized using the straight-line method primarily over periods ranging from five to thirteen years.

    MERGER COSTS. Merger costs represent net costs associated with the NOVEX, Research Genetics and Ethrog mergers that are expensed under the pooling method of accounting and totaled $6.3 million in 2000. Merger costs also include costs of $4.1 million associated with the restructuring and integration of the operations of Life

Technologies and Invitrogen that are not part of the purchase price of the acquisition since the costs incurred benefit future operations of the combined companies. Due to the ongoing restructuring, additional integration costs are expected to range from $2 million to $6 million during the first nine months of 2001.

    INTEREST INCOME. Interest income increased by $16.7 million from $2.0 million for the year ended December 31, 1999, to $18.7 million for 2000. The increase was mainly attributable to larger balances of cash and investments during the period.

    INTEREST EXPENSE. Interest expense increased by $8.0 million from $0.9 million for the year ended December 31, 1999, to $8.9 million for 2000 due mainly to interest on the 5.5% convertible subordinated notes that were issued in March 2000.

    OTHER INCOME (EXPENSE), NET. Other income (expense), net, increased by $2.8 million from $0.1 million for the year ended December 31, 1999, to $2.9 million for 2000 due to a gain on the sale of a product line of $1.9 million and net periodic pension income of $0.9 million from the Dexter Postretirement Health Benefit Program. The net periodic pension income is recognized as other nonoperating income since the plan provides benefits to participants who are not employees of the Company, but for which Invitrogen assumed liability at the time of the merger with Dexter.

     INCOME TAX BENEFIT (PROVISION). The income tax benefit for the year ended December 31, 2000 was $0.5 million, or 0.9%, of pre-tax loss. This effective rate differs from the statutory federal rate of 35% due mainly to certain merger related costs and amortization expense of certain purchased intangibles that are not deductible for tax purposes. Excluding the impact of these costs and expenses, our effective tax rate increased from 32.8% for 1999 to 35.3% for 2000. The increase in the effective tax rate in 2000 compared to 1999 is attributable to a lower benefit from tax credits in 2000 and to a greater proportion of taxable income from Life Technologies operations arising in countries outside the U.S. that have, on average, statutory tax rates higher than the U.S. rate.


     YEARS ENDED DECEMBER 31, 1999 AND 1998

     REVENUES. Revenues for the year ended December 31, 1999 increased $22.3 million, or 32%, from $70.6 million in 1998 to $92.9 million for 1999. For these same periods, revenues in North America increased $15.2 million, or 31%, from $49.5 million to $64.7 million, and revenues outside of North America increased $7.1 million, or 34%, from $21.1 million to $28.2 million. The overall increase in revenue was primarily attributable to continued market growth and penetration for gene identification, cloning, expression and analysis kits and products. While our European revenue increase was positively impacted by an additional five months of revenues from our Serva fine chemicals product line, acquired in May 1998, currency rates adversely affected revenues denominated in U.S. Dollars by $1.8 million, a 3% decline in revenues. Holding currency conversion rates constant with those in 1998 and excluding the Serva product line revenues, European revenues increased 43%.

     GROSS MARGIN. Our gross margin increased from $44.0 million in 1998 to $59.9 million in 1999. Gross margin as a percentage of revenues increased from 62% to 64% for these periods. Gross margin improvements during the period were primarily a result of absorbing certain manufacturing labor and overhead costs over an increased revenue base in addition to general price increases, higher grant revenue, lower shipping costs and decreased royalty expenses.

     SALES AND MARKETING. Sales and marketing expenses increased 23% from $13.2 million in 1998 to $16.3 million in 1999. As a percentage of revenues, sales and marketing expenses decreased from 19% to 18% for these periods as our revenue growth continued to outpace spending on sales and marketing.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 9% from $11.0 million in 1998 to $12.0 million in 1999. As a percentage of revenues, general and administrative expenses decreased from 16% to 13% for these periods. The absolute increase resulted from the continued expansion of administrative resources to support our growth and requirements as a newly public company. The decline as a percentage of revenues occurred as a fixed portion of our general and administrative expenses was spread over a larger revenue base.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased 28% from $11.6 million in 1998 to $14.9 million in 1999. As a percentage of revenues, research and development expenses remained the same at 16% for both 1998 and 1999. The absolute increase resulted from increased costs associated with the expansion of research and business development competencies in our core gene identification, cloning, expression and analysis business.

     MERGER COSTS. Merger costs represent costs associated with the NOVEX merger that are expensed under the pooling method of accounting and totaled $3.9 million in 1999.

     INTEREST INCOME. Interest income increased $1.4 million from $0.6 million for the year ended December 31, 1998, to $2.0 million for 1999. This increase resulted mainly from higher interest income earned on larger average balances of cash and investments during the period.

    INTEREST EXPENSE. Interest expense increased $0.2 million from $0.7 million for the year ended December 31, 1998, to $0.9 million for 1999 due mainly to higher debt balances associated with the purchase of property.

    OTHER INCOME (EXPENSE), NET. Other income (expense), net, increased by $0.2 million from net expense of $0.1 million for the year ended December 31, 1998, to net other income of $0.1 million for 1999 due to higher net foreign currency gains in 1999 and a loss on investment recognized in 1998.

     PROVISION FOR INCOME TAXES. Our effective tax rate decreased from 37.5% in 1998 to 34.1% for 1999. Excluding certain merger related costs that are not deductible for tax purposes our effective tax rate for 1999 was 32.8%. The decrease in our effective tax rate resulted from tax deductible interest earned on investments during 1999 and lower losses reported by our Israeli subsidiary which is under a tax holiday and for which we cannot recognize tax benefits.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash from operating activities used $75.1 million during the year ended December 31, 2000, including gross tax payments on the gains associated with the sales of certain Dexter businesses just prior to our merger with Dexter totaling $110.6 million. Net cash from investing activities generated $204.5 million and includes $226.4 million in cash acquired from business combinations, net of cash paid for the acquisitions. Other investing activities included capital expenditures and payments for intangible assets during 2000 which totaled $22.7 million and $1.3 million, respectively. Net cash generated from financing activities totaled $180.6 million, and reflects $166.9 million in net proceeds from the issuance of the 5.5% Convertible Subordinated Notes, $27.3 million in net proceeds from stock issued under employee stock plans, reduced by $11.1 million that was used to extinguish debt, including $9.4 million of debt acquired in the Research Genetics merger.

     On September 14, 2000, we completed our mergers with Life Technologies and Dexter. As consideration for the mergers we issued a total of 27.4 million shares of Invitrogen common stock, valued at $1.6 billion and $0.2 billion in cash. Costs incurred as a result of the mergers are estimated at $57.7 million and include $34.9 million in non-cash deferred compensation costs. These costs have been included in the purchase price of the transaction. Certain costs associated with the restructuring of existing Invitrogen operations and costs necessary to integrate the businesses of Invitrogen and Life Technologies that are expected to benefit future operations are estimated to range from $6.0 million to $10.0 million including those incurred to date. As of December 31, 2000, $4.1 million of these costs have been incurred and recognized as expense in merger costs in the consolidated statements of operations.

     During the year ended December 31, 2000, we recorded a current deferred tax asset of $28.3 million representing amounts deductible for income tax purposes for non-qualified stock option exercises and disqualifying dispositions of our common stock by employees during the year. This benefit is reflected as additional paid-in-capital in the December 31, 2000, consolidated balance sheets.

     On February 2, 2000, we completed our merger with Research Genetics. As consideration for the merger, we issued 3.2 million shares of our common stock for all of the outstanding common stock of Research Genetics. Costs incurred as a result of the merger and related integration were $6.4 million and includes $2.2 million paid by a Research Genetics shareholder. These costs were expensed in February 2000, after the merger was completed.

     In March 2000, we issued $172.5 million in 5.5% convertible subordinated notes due 2007. The Notes were priced on February 24, 2000 at 100% of their principal amount and are convertible into 2.0 million shares of Invitrogen's common stock. Interest is payable semiannually on March 1 and September 1. The Notes may be redeemed, in whole or in part, at the option of Invitrogen on or after March 1, 2003.

     On June 21, 2000, we completed our merger with Ethrog. As consideration for the merger, we issued 198,869 shares of our common stock for all of the outstanding common stock of Ethrog. Costs incurred as a result of the merger were $0.2 million. These costs were expensed in June 2000, after the merger was completed.

     On June 30, 2000, we completed our acquisition of Nucleic Acid Purifications, Inc., ("NAP") which was accounted for as a purchase. As consideration for the acquisition, we issued 17,778 shares of our common stock for all of the outstanding common stock of NAP. Costs incurred as a result of the merger were $55,000 and have been included in the purchase price of the transaction.

      As of December 31, 2000, we had cash and cash equivalents of $418.9 million and working capital of $507.0 million, excluding restricted cash and investments. Our funds are currently invested in overnight money market accounts, time deposits, commercial paper and government agency notes. Due to our sufficient cash balances we terminated our $3.0 million bank line of credit facility in March 2000. In February 2000, we assumed Research Genetics' bank line of credit facility totaling $1.5 million. In March 2000, we fully paid the outstanding balance on this line and terminated the facility. As of December 31, 2000, foreign subsidiaries in France, Japan, New Zealand and Australia had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The U.S. Dollar equivalent of these facilities total $8.3 million, of which $1.3 million was outstanding at December 31, 2000. There are no parent company guarantees associated with these facilities.

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



RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133." SFAS No. 137 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138 amends SFAS No.
137. SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. These new standards are effective beginning with the Company's first quarter of 2001, Management has determined that adoption of both SFAS 137 and SFAS 138 will not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

     The Financial Accounting Standards Board has issued FIN No. 44, "Accounting for Certain Transactions Involving Stock Compensation" - an interpretation of APB Opinion No. 25. FIN 44 affects awards and modifications made after December 15, 1998. Management believes that our accounting policies comply with the applicable provisions of FIN 44.


CURRENCY HEDGING AND FOREIGN CURRENCY TRANSLATION

     The Company is exposed to market risk related to changes in foreign currency exchange rates, commodity prices, and interest rates, and selectively uses financial instruments to manage these risks. The Company does not enter into financial instruments for speculation or trading purposes.

     The Company enters into forward foreign currency contracts and options to mitigate the risks of doing business in foreign currencies. The Company hedges currency exposures of firm commitments and specific assets and liabilities denominated in non-functional currencies to protect against the possibility of diminished cash flow and adverse impact on earnings. The Company's currency exposures vary, but are primarily concentrated in the Euro, British Pound Sterling, Australian Dollar and Japanese Yen. At December 31, 2000, the Company had $2.5 million in financial instruments outstanding as hedges of currency risk which expire on various dates through June 2001. The Company's exposure to commodity price changes relates to certain manufacturing operations that utilize certain commodities as raw materials. The Company manages its exposure to changes in those prices primarily through its procurement and sales practices.

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

     Companies operating in or conducting business in EEC member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling the existing currencies, as well as the Euro. It has been determined that the current version of financial and order processing systems at Life Technologies are not Euro compliant. A project plan has been established to upgrade the software to a Euro compliant version by mid-year 2001. Approximately 18% of Life Technologies' historical revenues are from EEC member states. The estimated cost to upgrade the software is $0.3 million. We have tested the internal systems for the existing Invitrogen systems and are able to process orders and invoices in the Euro as well as the local currency for the members of the monetary union. To date we have spent immaterial amounts to comply with these statutory requirements. These assessments have not been independently verified. However, we have not determined the costs related to any problems that may arise in the future due to the inability of any of our customers or vendors to comply with the statutory requirements. Any such problems may materially adversely affect our business, operating results and financial condition.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are subject to interest rate risk. Our investment portfolio is maintained in accordance with our investment policy which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. We do not utilize any form of interest rate swap agreements to manage our exposure to fluctuations in earnings due to changes in interest rates. As of December 31, 2000, cash and cash equivalents are invested primarily in securities with maturities of less than 90 days. Since the fair value of our cash and cash equivalents approximated carrying value due to the short-term nature of the investments, any increase in interest rates would not have a material impact on the ending value of our cash equivalents. We would, however, be at risk for lower earnings should interest rates decline dramatically.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Invitrogen Corporation:

     We have audited the accompanying consolidated balance sheets of Invitrogen Corporation (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Invitrogen Corporation and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

San Diego, California
February 13, 2001 (except with respect to the matter discussed in Note 16, as to which the date is March 9, 2001)

                     INVITROGEN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                                                                     DECEMBER 31,
                                                                                       ------------------------------------------
                                                                                              2000                   1999
                                                                                       -------------------    -------------------
                                       ASSETS
Current assets:
   Cash and cash equivalents.....................................................      $       418,899        $       102,238
   Restricted cash and investments...............................................               11,757                      -
   Accounts receivable, net of allowance for doubtful accounts of $5,535 and $835              103,587                 11,530
   Inventories...................................................................               91,664                  7,556
   Income taxes receivable.......................................................                8,367                  4,495
   Deferred income taxes.........................................................               28,567                  3,561
   Prepaid expenses and other current assets.....................................                8,908                  1,017
                                                                                       ---------------        ---------------
     Total current assets........................................................              671,749                130,397
Property and equipment, net......................................................              171,521                 21,678
Intangible assets, net...........................................................            1,473,903                  4,139
Deferred income taxes............................................................                1,810                    117
Other assets.....................................................................               50,232                    445
                                                                                       ---------------        ---------------
     Total assets................................................................      $     2,369,215        $       156,776
                                                                                       ===============        ===============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Lines of credit...............................................................      $         1,311        $           850
   Current portion of long-term obligations......................................                  843                  6,300
   Accounts payable..............................................................               34,102                  4,266
   Accrued expenses and other current liabilities................................               69,837                  5,252
   Income taxes payable..........................................................               46,935                  1,680
                                                                                       ---------------        ---------------
     Total current liabilities...................................................              153,028                 18,348
5.5% Convertible Subordinated Notes due March 1, 2007............................              172,500                      -
Long-term obligations............................................................                6,703                  7,324
Pension liabilities..............................................................               12,614                      -
Insurance and environmental reserves.............................................                9,095                      -
Deferred income taxes............................................................              231,939                    439
                                                                                       ---------------        ---------------
     Total liabilities...........................................................              585,879                 26,111
                                                                                       ---------------        ---------------
Minority interest................................................................                4,939                      -
                                                                                       ---------------        ---------------
Commitments and contingencies
Stockholders' equity:
  Preferred stock; $0.01 par value, 6,405,884 shares authorized; no shares issued or
     outstanding.................................................................                    -                      -
  Common stock; $0.01 par value, 125,000,000 shares authorized; 51,914,031 and
     22,470,009 shares issued and outstanding....................................                  519                    225
  Additional paid-in-capital.....................................................            1,818,123                121,924
  Deferred compensation..........................................................               (4,209)                  (746)
  Accumulated other comprehensive income (loss)..................................                8,589                   (439)
  Retained earnings (accumulated deficit)........................................              (44,625)                 9,701
                                                                                       ----------------       ---------------
     Total stockholders' equity..................................................            1,778,397                130,665
                                                                                       ---------------        ---------------
     Total liabilities and stockholders' equity..................................      $     2,369,215        $       156,776
                                                                                       ===============        ===============

                     The accompanying notes are an integral
                   part of these consolidated balance sheets.

                     INVITROGEN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                            --------------------------------------------
                                                                               2000            1999            1998
                                                                            ------------    ------------    ------------
Revenues...............................................................     $  246,195      $   92,945      $   70,593
Cost of revenues.......................................................        124,697          33,007          26,583
                                                                            ----------      ----------      ----------
   Gross margin........................................................        121,498          59,938          44,010
                                                                            ----------      ----------      ----------
Operating expenses:
  Sales and marketing..................................................         46,372          16,290          13,227
  General and administrative...........................................         26,786          12,044          11,046
  Research and development.............................................         23,620          14,888          11,563
  Goodwill and other purchased intangibles amortization................         81,585              16              16
  Merger costs.........................................................         10,417           3,895               -
                                                                             ---------       ---------       ---------
     Total operating expenses..........................................        188,780          47,133          35,852
                                                                             ---------       ---------       ---------
       Income (loss) from operations...................................        (67,282)         12,805           8,158
                                                                            -----------     ----------      ----------
Other income (expense):
  Interest income......................................................         18,743           1,994             622
  Interest expense.....................................................         (8,936)           (922)           (716)
  Other income (expense), net..........................................          2,939             138             (99)
                                                                             ---------       ---------       ----------
     Total other income (expense)......................................         12,746           1,210            (193)
                                                                            ----------      ----------      -----------
Income (loss) before provision for income taxes and minority interest..        (54,536)         14,015           7,965
Income tax benefit (provision).........................................            514          (4,779)         (2,988)
Minority interest......................................................           (304)              -               -
                                                                             ----------      ---------       ---------
Net income (loss)......................................................        (54,326)          9,236           4,977
   Less:  Preferred stock dividends....................................              -            (163)           (900)
          Accretion of non-voting redeemable common stock..............              -             (74)           (204)
          Adjustment to beneficial conversion feature related to
           convertible preferred stock.................................              -             985               -
                                                                             ---------       ---------       ---------
       Net income (loss) applicable to common shares...................     $  (54,326)     $    9,984      $    3,873
                                                                            ===========     ==========      ==========
Earnings (loss) per share:
  Basic................................................................     $    (1.80)     $     0.52      $     0.25
                                                                            ===========     ==========      ==========
  Diluted..............................................................     $    (1.80)     $     0.46      $     0.22
                                                                            ===========     ==========      ==========
Weighted average shares used in per share calculation:
  Basic................................................................         30,156          19,268          15,540
  Diluted..............................................................         30,156          21,828          17,271


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                     INVITROGEN COPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                            ACCUMULATED
                                            COMMON STOCK     ADDITIONAL                     EMPLOYEE           OTHER
                                           ---------------    PAID-IN       DEFERRED     OWNERSHIP PLAN    COMPREHENSIVE
                                           SHARES   AMOUNT    CAPITAL     COMPENSATION    CONTRIBUTION      INCOME (LOSS)
                                           ------   ------   ----------   ------------   --------------    --------------
Balance at December 31, 1997...........    13,329   $ 133    $    5,711     $   (495)        $  100          $   (124)
Value of common stock designated
  for Employee Stock Ownership Plan....         -       -             -            -            100                 -
Deferred compensation..................         -       -           683         (683)             -                 -
Amortization of deferred
  compensation expense.................         -       -             -          216              -                 -
Common stock issued under
  employee plans.......................        38       -           206            -           (100)                -
Shareholder equity contribution........         6       -           297            -              -                 -
Tax effect of exercise of stock
  options..............................         -       -           138            -              -                 -
Repurchase of common stock.............       (34)      -          (150)           -              -                 -
Stock option issued to acquire
  Morphagen, Inc.......................         -       -           147            -              -                 -
Preferred and common stock
  dividends declared and accretion
  of redemption value over stated
  value on subsidiary common stock.....         -       -             -            -              -                 -
Foreign currency translation
  adjustment...........................         -       -             -            -              -                84
Net income.............................         -       -             -            -              -                 -
                                           ------   -----    ----------     --------         ------          --------
Balance at December 31, 1998...........    13,339     133         7,032         (962)           100               (40)

Initial public stock offering..........     3,525      35        48,094            -              -                 -
Conversion of redeemable preferred
  stock................................     2,203      22           729            -              -                 -
Adjustment to beneficial conversion
  feature related to convertible
  preferred stock......................         -       -           985            -              -                 -
Accretion of beneficial conversion
  feature related to convertible
  preferred stock......................         -       -          (985)           -              -                 -
Secondary stock offering...............     2,400      24        56,443            -              -                 -
Deferred compensation..................         -       -            86          (86)             -                 -
Amortization of deferred
  compensation expense.................         -       -             -          302              -                 -
Common stock issued under employee
  plans................................     1,003      11         3,260            -           (100)                -
Shareholder equity contribution........         -       -            80            -              -                 -
Tax effect of exercise of stock
  options..............................         -       -         6,200            -              -                 -
Preferred and common stock
  dividends declared and accretion
  of redemption value over stated
  value on subsidiary common stock.....         -       -             -            -              -                 -
Foreign currency translation
  adjustment...........................         -       -             -            -              -              (399)
Net income.............................         -       -             -            -              -                 -
                                           ------  -----     ----------     --------         ------          --------
Balance at December 31,  1999..........    22,470     225       121,924         (746)             -              (439)

Shares issued for purchase business
  combinations.........................    27,400     274     1,632,943            -              -                 -
Shares issued for merger costs.........         -       -         2,208            -              -                 -
Secondary stock offering costs.........         -       -          (160)           -              -                 -
Deferred compensation..................         -       -         5,466       (5,466)             -                 -
Amortization of deferred
  compensation expense.................         -       -             -        2,003              -                 -
Common stock issued under employee
  plans................................     2,044      20        27,452            -              -                 -
Tax effect of exercise of stock
  options..............................         -      -         28,290            -              -                 -
Unrealized gain on investments.........         -      -              -            -              -                35
Foreign currency translation
  adjustment...........................         -      -              -            -              -             8,993
Net loss...............................         -      -              -            -              -                 -
                                           ------  -----     ----------     --------         ------          --------
Balance at December 31, 2000...........    51,914  $ 519     $1,818,123     $ (4,209)        $    -          $  8,589
                                           ======  =====     ==========     ========         ======          ========

                                               RETAINED
                                               EARNINGS
                                             (ACCUMULATED   STOCKHOLDERS'     COMPREHENSIVE
                                                DEFICIT)        EQUITY        INCOME (LOSS)
                                             ------------   ------------      -------------
Balance at December 31, 1997...........       $  (2,066)      $   3,259
Value of common stock designated
  for Employee Stock Ownership Plan....               -             100
Deferred compensation..................               -               -
Amortization of deferred
  compensation expense.................               -             216
Common stock issued under
  employee plans.......................               -             106
Shareholder equity contribution........               -             297
Tax effect of exercise of stock
  options..............................               -             138
Repurchase of common stock.............               -            (150)
Stock option issued to acquire
  Morphagen, Inc.......................               -             147
Preferred and common stock
  dividends declared and accretion
  of redemption value over stated
  value on subsidiary common stock.....          (1,761)         (1,761)
Foreign currency translation
  adjustment...........................               -              84        $     84
Net income.............................           4,977           4,977           4,977
                                              --------      ----------         --------
Balance at December 31, 1998...........           1,150           7,413        $  5,061
                                                                               ========
Initial public stock offering..........               -          48,129
Conversion of redeemable preferred
  stock................................               -             751
Adjustment to beneficial conversion
  feature related to convertible
  preferred stock......................               -             985
Accretion of beneficial conversion
  feature related to convertible
  preferred stock......................               -            (985)
Secondary stock offering...............               -          56,467
Deferred compensation..................               -               -
Amortization of deferred
  compensation expense.................               -             302
Common stock issued under employee
  plans................................               -           3,171
Shareholder equity contribution........               -              80
Tax effect of exercise of stock
  options..............................               -           6,200
Preferred and common stock
  dividends declared and accretion
  of redemption value over stated
  value on subsidiary common stock.....            (685)           (685)
Foreign currency translation
  adjustment...........................               -            (399)       $   (399)
Net income.............................           9,236           9,236           9,236
                                              --------      ----------         --------
Balance at December 31,  1999..........           9,701         130,665        $  8,837
                                                                               ========
Shares issued for purchase business
  combinations.........................              -        1,633,217
Shares issued for merger costs.........              -            2,208
Secondary stock offering costs.........              -             (160)
Deferred compensation..................              -                -
Amortization of deferred
  compensation expense.................              -            2,003
Common stock issued under employee
  plans................................              -           27,472
Tax effect of exercise of stock
  options..............................              -           28,290
Unrealized gain on investments.........              -               35        $     35
Foreign currency translation
  adjustment...........................              -           8,993            8,993
Net loss...............................        (54,326)        (54,326)         (54,326)
                                              --------      ----------         --------
Balance at December 31, 2000...........       $(44,625)     $1,778,397         $(45,298)
                                              ========      ==========         ========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                     INVITROGEN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                                               -------------------------------------------
                                                                                  2000             1999            1998
                                                                               ------------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)......................................................     $  (54,326)      $    9,236      $    4,977
   Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of effects of acquired businesses:
      Depreciation........................................................          9,484            4,163           3,039
      Amortization of intangible assets...................................         82,335              309             199
      Amortization of deferred compensation...............................          2,003              302             216
      Deferred income taxes...............................................        (26,686)            (700)             45
      Non-cash merger related costs.......................................          2,390            1,820               -
      Employee stock ownership plan contribution..........................              -                -             100
      Other non-cash adjustments..........................................          1,064              409              26
      Changes in operating assets and liabilities:
         Accounts receivable..............................................         (6,377)          (3,383)         (2,174)
         Inventories......................................................         16,037           (1,620)         (2,426)
         Prepaid expenses and other current assets........................         (2,291)            (447)           (342)
         Other assets.....................................................            169              405            (530)
         Accounts payable.................................................             (890)          (118)          1,920
         Accrued expenses and other current liabilities...................        (25,900)           2,123           1,101
         Income taxes.....................................................        (72,065)             703             469
                                                                                ----------       ---------       ---------
             Net cash provided by (used in) operating activities..........        (75,053)          13,202           6,620
                                                                                ----------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net cash acquired from business combinations...........................        226,394                -               -
   Purchases of held-to-maturity securities...............................        (99,523)               -          (9,652)
   Maturities of held-to-maturity securities..............................         29,890            4,214           9,214
   Sales of available-for-sale securities.................................         71,648                -               -
   Payments received on notes receivable..................................            121              150              27
   Purchases of property and equipment....................................        (22,737)          (5,249)        (10,080)
   Payments for intangible assets.........................................         (1,265)          (1,741)           (958)
                                                                               -----------       ----------      ----------
       Net cash provided by (used in) investing activities................        204,528           (2,626)        (11,449)
                                                                               -----------       ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on lines of credit, net.............................         (2,508)            (925)           (487)
   Proceeds from long-term obligations....................................        166,865            1,916           4,708
   Principal payments on long-term obligations............................        (11,084)          (2,260)         (2,338)
   Proceeds from sale of common stock and equity contributions............         27,312          108,138             359
   Redemption of preferred and common stock and payment of accrued
     dividends............................................................              -          (17,507)           (657)
   Repurchase of common stock.............................................              -                -            (150)
                                                                                ---------        ---------       ----------
       Net cash provided by financing activities..........................        180,585           89,362           1,435
   Effect of exchange rate changes on cash................................          6,601              (45)            183
                                                                                ---------        ----------      ---------
       Net increase (decrease) in cash and cash equivalents...............        316,661           99,893          (3,211)
   Cash and cash equivalents, beginning of period.........................        102,238            2,345           5,556
                                                                                ---------        ---------       ---------
   Cash and cash equivalents, end of period...............................     $  418,899       $  102,238      $    2,345
                                                                               ==========       ==========      ==========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                     INVITROGEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     AS OF DECEMBER 31, 2000, 1999 AND 1998

1. BUSINESS ACTIVITY, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND SIGNIFICANT ACCOUNTS

BUSINESS ACTIVITY

     Invitrogen Corporation (the "Company") was incorporated in the state of California on September 29, 1989. In 1997, the Company changed its state of incorporation to Delaware.

     Our products are principally research tools in reagent and kit form, biochemicals, sera, media and other products and services we sell to corporate, academic and government entities worldwide. Effective January 1, 2001, we have reorganized into two lines of business, a Molecular Biology division and a Cell Culture division. Segment reporting will begin with the first quarter results in 2001.

     On September 14, 2000, we completed our mergers with Life Technologies, Inc. ("Life Technologies"), a Delaware Corporation, and Dexter Corporation ("Dexter"), a Connecticut Corporation (see Note 2). Life Technologies was a supplier of molecular biology and cell culture products and services to customers in universities, public and private research institutions, and biotechnology and pharmaceutical companies. Dexter was a global specialty materials supplier with three operating segments: life sciences, nonwovens and specialty polymers. Dexter supplied specialty materials to the aerospace, electronics, food packaging and medical markets. Substantially all of the businesses and operations of Dexter were sold prior to the closing of the mergers. Both transactions have been accounted for using the purchase method of accounting and, accordingly, the results of operations have been included in the accompanying financial statements from the date of acquisition, which significantly affects the comparability of the financial information presented.

     On February 2, 2000, the Company consummated a merger with Research Genetics, Inc., an Alabama Corporation, incorporated on June 1, 1994 (see Note
2). Research Genetics supplies products and services for functional genomics and gene-based drug discovery research. On June 21, 2000 the Company consummated a merger with Ethrog Biotechnologies, Ltd., a privately held company located in Israel (see Note 2). Ethrog manufactures a fully enclosed system for the electrophoretic separation of macromolecules. These transactions have been accounted for as pooling of interests' and, accordingly, the Company's consolidated financial statements have been restated for all periods prior to the business combinations to include the financial results of Invitrogen, Research Genetics and Ethrog.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Invitrogen Corporation and its majority owned or controlled subsidiaries (collectively the "Company" or "Invitrogen"). All significant intercompany accounts and transactions have been eliminated in consolidation.

CONCENTRATIONS OF RISKS

      SEGMENT AND GEOGRAPHIC DATA. The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" and, prior to the merger with Life Technologies, operated in one business segment dedicated to molecular biology research. As of January 1, 2001, the Company completed its reorganization into two lines of business, a Molecular Biology division and a Cell Culture division and will begin segment reporting with 2001 results. The Company does not report product line information as it would be impracticable to do so. Information about the Company by geographic area is as follows:

(IN THOUSANDS)                                                 2000                1999               1998
                                                           --------------     ---------------    ---------------
Product sales to unrelated customers located in:
Americas:
  United States......................................        $   148,374        $    61,030        $    46,639
  Other Americas.....................................              6,888              1,987              1,559
                                                             -----------        -----------        -----------
     Total Americas..................................            155,262             63,017             48,198
                                                             -----------        -----------        -----------
Europe:
  United Kingdom.....................................             16,687              6,590              5,022
  Germany............................................             14,494              5,345              4,121
  Other Europe.......................................             30,260             10,540              7,946
                                                             -----------        -----------        -----------
     Total Europe....................................             61,441             22,475             17,089
                                                             -----------        -----------        -----------
Asia Pacific:
  Japan..............................................             17,649              4,256              3,170
  Other Asia Pacific.................................              9,584              1,472                853
                                                             -----------        -----------        -----------
     Total Asia Pacific..............................             27,233              5,728              4,023
                                                             -----------        -----------        -----------
Other Foreign........................................                287                  -                  -
                                                             -----------        -----------        -----------
       Total product revenue.........................        $   244,223        $    91,220        $    69,310
                                                             ===========        ===========        ===========

Net long-lived assets located in:
Americas:
  United States......................................        $   136,996        $    19,139
  Other Americas.....................................                654                  -
                                                             -----------        -----------
     Total Americas..................................            137,650             19,139
                                                             -----------        -----------
Europe:
  United Kingdom.....................................             17,192                  -
  Other Europe.......................................              6,471              2,443
                                                             -----------        -----------
     Total Europe....................................             23,663              2,443
Asia Pacific.........................................             10,044                  -
Other Foreign........................................                164                 96
                                                             -----------        -----------
       Total net long-lived assets...................        $   171,521        $    21,678
                                                             ===========        ===========


     CUSTOMERS. Approximately $52.6 million, $39.5 million and $29.7 million, or 22%, 42% and 42% of the Company's revenues during the years ended December 31, 2000, 1999 and 1998, respectively, were derived from university and research institutions which management believes are, to some degree, directly or indirectly supported by the U.S. Government. If there were to be a significant change in current research funding, particularly with respect to the U.S. National Institutes of Health, it could have a material adverse impact on the Company's future results of operations.

REVENUE RECOGNITION

     Revenues from product sales are recognized upon transfer of title to the product, which generally occurs upon shipment to the customer. The Company generally ships to its customers FOB shipping point. The Company does not receive material upfront fees; those that are received are deferred and recognized upon shipment to the customers. Grant revenue is recorded as earned, as defined within the specific agreements and is not refundable. Grant revenue was $2.0 million, $1.7 million and $1.3 million in 2000, 1999 and 1998, respectively. Cost of grant revenue is included in research and development.

     Royalty revenue is recognized when earned, generally upon the receipt of cash, and is not refundable.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 2000 consist primarily of overnight money market accounts, time deposits, commercial paper and government agency notes. Cash equivalents at December 31, 1999 consisted primarily of U.S. Treasury and government agency obligations, corporate debt securities and dividend-bearing securities.

RESTRICTED CASH AND INVESTMENTS HELD IN TRUST AND RELATED LIABILITIES

     Restricted cash includes $11.5 million held in a Rabbi Trust (the "Trust") for the benefit of certain Dexter employees, most of which are not employees of the Company. The Trust, which was assumed by the Company upon the closing of the merger with Dexter, funds supplemental benefits and certain severance agreements. The funds are invested primarily in money market funds. The Trust is irrevocable and will remain in place for the term of benefits payable, which in the case of certain supplemental retirement benefits is until the death of the participants. At December 31, 2000, there is a total of $8.9 million included in accrued expenses and other current liabilities and non-current pension liabilities that are funded under the Trust. There are no further contributions required to be made to the Trust.

INVENTORIES

     Inventories are stated at lower of cost (first-in, first-out method) or market. The Company reviews the components of its inventory on a quarterly basis for excess, obsolete and impaired inventory and makes appropriate dispositions as obsolete inventory is identified. Inventories at December 31, 2000 include $2.6 million of purchase accounting adjustments to write-up Life Technologies inventory to fair value at the merger date.

     Inventories include material, labor and overhead costs and consist of the following at December 31:

   (IN THOUSANDS)                                                 2000                   1999
                                                             -------------           ------------
   Raw materials and components.........................     $      13,901           $      2,002
   Work in process......................................            17,225                  1,082
   Finished goods.......................................            60,538                  4,472
                                                             -------------           ------------
                                                             $      91,664           $      7,556
                                                             =============           ============

PROPERTY AND EQUIPMENT

      Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets (3 to 50 years) using the straight-line method. Amortization of leasehold improvements is computed on the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Maintenance and repairs are charged to operations as incurred. When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

     Property and equipment consist of the following at December 31:

    (IN THOUSANDS)                                                 2000                    1999
                                                               -------------           -------------
   Land.................................................       $      15,925           $       5,592
   Building and improvements............................              90,879                   7,821
   Machinery and equipment..............................              82,676                  22,110
   Construction in process..............................               4,429                      10
                                                               -------------           -------------
                                                                     193,909                  35,533
   Accumulated depreciation and amortization............             (22,388)                (13,855)
                                                               -------------           -------------
                                                               $     171,521           $      21,678
                                                               =============           =============

INTANGIBLE ASSETS

     The excess of cost over the fair value of the net tangible assets purchased (goodwill) arose primarily from the Company's 2000 acquisition of Life Technologies and Dexter and is being amortized over 5 to 9 years. All other intangible assets, which include purchased intangible assets, patents and license agreements, are recorded at cost and are amortized on a straight-line basis over estimated useful lives of 3 to 17 years.

     Intangible assets consist of the following at December 31:

    (IN THOUSANDS)                                                   2000                   1999
                                                               ---------------        ---------------
   Goodwill..................................................  $       955,567        $           156
   Purchased technology......................................          444,350                      -
   Assembled workforce.......................................           69,997                      -
   Purchased trade names and trademarks......................           44,200                      -
   Purchased customer base...................................           34,400                      -
   Other intellectual properties.............................            7,065                  4,045
   Genome libraries..........................................            1,460                    806
                                                               ---------------        ---------------
                                                                     1,557,039                  5,007
   Accumulated amortization..................................          (83,136)                  (868)
                                                               ----------------       ----------------
                                                               $     1,473,903        $         4,139
                                                               ===============        ===============

LONG-LIVED ASSETS

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

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following at December 31:

   (IN THOUSANDS)                                                    2000                   1999
                                                               ---------------        ---------------
   Accrued merger and restructuring related costs............  $        21,079        $         1,678
   Accrued payroll and related expenses......................           15,341                  1,482
   Insurance and environmental liabilities...................            6,445                      -
   Deferred revenue..........................................            6,145                    171
   Accrued royalties.........................................            5,260                      -
   Accrued purchases.........................................            4,124                    734
   Accrued interest..........................................            3,172                     96
   Accrued benefit plan contributions........................            1,891                    692
   Pension liabilities.......................................              596                      -
   Accrued other.............................................            5,784                    399
                                                               ---------------        ---------------
                                                               $        69,837        $         5,252
                                                               ===============        ===============

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

FOREIGN CURRENCY TRANSLATION AND HEDGING

      The financial statements of the Company's non-U.S. operations are translated to U.S. Dollars for consolidation using exchange rates at period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Net exchange gains or losses resulting from the translation of foreign financial statements, the effect of exchange rate changes on intercompany transactions of a long-term investment nature, and net exchange rate gains and losses on foreign currency transactions that are designated as, and are effective as, economic hedges of the net investment in a foreign entity are recorded as a separate component of stockholder's equity. These adjustments will affect net income only upon sale or liquidation of the underlying non-U.S. investment.

     Many of the Company's reporting entities conduct a portion of their business in currencies other than the entity's functional currency. These transactions give rise to receivables or payables that are denominated in currencies other than the entity's functional currency. Changes in the exchange rates between the functional currency and the currency in which the transaction is denominated result in currency transaction gains and losses that are included in the determination of income. Currency exchange gains and losses realized on business transactions were $0.3 million and $0.1 million in net losses in 2000 and 1999, respectively, and $0.1 million in net gains in 1998.

     The Company utilizes forward exchange contracts to hedge non-local currency transactions and commitments. Gains and losses on forward exchange contracts that hedge specific currency commitments are deferred and recognized in income in the same period as the hedged transaction. Gains and losses on forward contracts that do not hedge an identifiable currency commitment are included in income as the gain or loss arises.

     The market risk associated with forward exchange contracts is caused by fluctuations in exchange rates subsequent to entering into the forward exchange contracts. Forward exchange contracts outstanding at December 31, 2000 were short term in nature and related to non-local currency transactions of the Company's Japanese, Taiwan and U.S. operations. The equivalent U.S. dollar purchase amounts of all forward contracts outstanding at December 31, 2000 were $2.1 million, and expire on various dates through February 2001. The equivalent U.S. dollar purchase amounts of all sale contracts outstanding at December 31, 2000 were $0.4 million, and expire at various dates through June 2001.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of all financial instruments such as cash equivalents, foreign cash accounts, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities are reasonable estimates of their fair value because of the short maturity of these items. The Company believes the carrying amounts of the Company's notes payable to banks and obligations under capital leases approximate fair value because the interest rates on these instruments are subject to change with, or approximate, market interest rates.

COMPUTATION OF EARNINGS PER SHARE

     Basic earnings per share was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if net income were divided by the weighted-average number of common shares and potential common shares from outstanding stock options. Potential common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding options. Diluted earnings per share does not consider the impact of the conversion of convertible subordinated debt in 2000 or outstanding redeemable convertible preferred stock in 1999 or 1998 as their inclusions would be anti-dilutive for the respective periods. Potentially dilutive securities are not considered in the calculation of net loss per share as their impact would be antidilutive.

     Earnings (loss) per share is calculated as follows for the years ended December 31:

                                                           INCOME (LOSS)           SHARES
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                    (NUMERATOR)         (DENOMINATOR)              AMOUNT
                                                          ---------------       ---------------        ---------------
2000
Basic and Diluted EPS:
   Loss applicable to common stockholders................ $      (54,326)                30,156             $   (1.80)
                                                          ===============       ===============        ===============

1999
Basic EPS (1):
   Income available to common stockholders............... $         9,984                19,268             $     0.52
                                                                                                       ===============
Diluted EPS:
   Stock options.........................................               -                 2,560
                                                          ---------------       ---------------
   Income available to common stockholders plus assumed
     conversions......................................... $         9,984                21,828             $     0.46
                                                          ===============       ===============        ===============

1998
Basic EPS (1):
   Income available to common stockholders............... $         3,873                15,540             $     0.25
                                                                                                       ===============
Diluted EPS:
   Stock options.........................................               -                 1,731
                                                          ---------------       ---------------
   Income available to common stockholders plus assumed
     conversions......................................... $         3,873                17,271             $     0.22
                                                          ===============       ===============        ===============

-----------------------

(1) In accordance with Staff Accounting Bulletin Topic 4D, the Company considers any common stock issuable upon the occurrence of an initial public offering for little or no consideration as a nominal issuance. In accordance with the above bulletin, the Company has considered 2,202,942 common shares issuable in connection with the conversion of convertible preferred stock to be a nominal issuance and outstanding for all periods since the original issuance of the underlying security.

COMPREHENSIVE INCOME

     The impact of any fluctuations in the Company's foreign currency translation adjustments and unrealized gains or losses on investments held available-for-sale are displayed as a component of comprehensive income for each period presented.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133." SFAS No. 137 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138 amends SFAS No.
137. SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. These new standards are effective beginning with the Company's first quarter of 2001. Management has determined that adoption of both SFAS 137 and SFAS 138 will not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

     The Financial Accounting Standards Board has issued FIN No. 44, "Accounting for Certain Transactions Involving Stock Compensation" - an interpretation of APB Opinion No. 25. FIN 44 affects awards and modifications made after December 15, 1998. Management believes that their accounting policies comply with the applicable provisions of FIN 44.

RECLASSIFICATIONS

     Certain reclassifications of prior year amounts have been made to conform to the current year presentation.


2.   BUSINESS COMBINATIONS

PURCHASE BUSINESS COMBINATIONS

LIFE TECHNOLOGIES AND DEXTER ACQUISITIONS

     On September 14, 2000, the Company completed a merger with both Life Technologies, a supplier of molecular biology and cell culture products for the life science industry, and Dexter, which owned approximately 75% of Life Technologies' outstanding common stock prior to the completed merger. Under the terms of the agreements, the Company acquired all of the outstanding common stock of Dexter with a combination of cash and 21.4 million shares of Invitrogen common stock totaling $1.4 billion. All of the outstanding common stock of Life Technologies, other than the shares held by Dexter, was acquired with a combination of cash and 6.0 million shares of Invitrogen common stock totaling $365 million. The total cost of the mergers is estimated at $1.9 billion and includes direct costs incurred as a result of the acquisitions of approximately $26.9 million and a fair value adjustment under purchase accounting of $30.8 million for unvested stock options of Life Technologies that were assumed by the Company. As of December 31, 2000, the Company had $10.8 million remaining in accrued merger related costs that are included in accrued expenses and other current liabilities in the consolidated balance sheets.

     Substantially all of the businesses and operations of Dexter were sold prior to the closing of the mergers. Both transactions have been accounted for as purchases, and, accordingly, the results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. The excess of purchase price over acquired net assets was $954.0 million and, based on the life of the acquired assets, is being amortized over a weighted average life of 5.5 years. The consolidated financial statements reflect the preliminary allocation of the purchase price which is subject to change should the estimated direct costs of the merger change. Total costs associated with the restructuring of existing Invitrogen operations and costs necessary to integrate the businesses of Invitrogen and Life Technologies that are expected to benefit future operations are estimated to range from $6 million to $10 million (unaudited). These estimated costs are expensed as restructuring costs after management has completed and approved the restructuring plans and associated costs. As of December 31, 2000, $4.1 million of these costs have been incurred and recognized as expense in merger costs in the Consolidated Statements of Operations.

NAP ACQUISITION

     On June 30, 2000, the Company acquired Nucleic Acid Purification, Inc. ("NAP"), a privately-held U.S. biotechnology company. The Company issued 17,778 shares of its common stock for all of the capital stock of NAP in a transaction that has been accounted for under the purchase method of accounting. Costs incurred as a result of the acquisition were $55,000, and were treated as part of the purchase price. The excess of purchase price over acquired assets was $1.4 million, and based on the life of the acquired technology is being amortized over 3 years.

     The following unaudited pro forma information assumes that the mergers occurred on January 1, 2000 and 1999, respectively. The unaudited pro forma information also excludes the businesses and operations of Dexter that were sold prior to the merger. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the combinations been in effect on January 1, 1999, or of future results of operations. The unaudited pro forma results for the years ended December 31, 2000 and 1999 are as follows:

   (IN THOUSANDS, EXCEPT PER SHARE DATA)                        2000               1999
                                                             ----------         -----------
                                                                      (UNAUDITED)
   Revenues.............................................     $  566,983         $  516,622
   Net loss.............................................     $ (330,657)        $ (169,827)
   Net loss available to common stockholders............     $ (330,657)        $ (169,079)
   Loss per common share - basic and diluted............     $    (6.51)        $    (3.59)
   Weighted average shares used in per share
    calculation - basic and diluted.....................         50,759             47,130

SERVA ACQUISITION

     In May 1998, the Company purchased the assets of the Serva product line from Boehringer Ingelheim Bioproducts Partnership ("Boehringer Ingelheim") in Heidelberg, Germany. The purchase price was $1.5 million comprised of $0.8 million in cash, acquisition costs of $0.2 million, and a promissory note for $0.5 million. The assets acquired include inventory and property with an estimated fair value of $1.5 million. Revenues, expenses and acquired assets relating to this product line are included in the consolidated financial statements from the date of acquisition.

POOLING OF INTERESTS BUSINESS COMBINATIONS

RESEARCH GENETICS MERGER

     On February 2, 2000, the Company completed a merger with Research Genetics, Inc. (Research Genetics), a privately-held U.S. company that supplies products and services for functional genomics and gene-based drug discovery research. The Company issued 3.2 million shares of common stock for all of the outstanding common stock of Research Genetics. The merger has been accounted for as a pooling of interests and is intended to qualify as a tax-free exchange. Costs incurred as a result of the merger and related integration were $6.4 million. These merger costs include a $2.2 million addition to additional paid-in-capital for shares of common stock tendered by Research Genetics to a third party for finder's fees. These costs were expensed in February 2000 upon completion of the merger. As of December 31, 2000, the Company had $0.2 million remaining in accrued merger related costs that are included in accrued expenses and other current liabilities in the consolidated balance sheets.

ETHROG MERGER

     On June 21, 2000, the Company completed a merger with Ethrog Biotechnologies, Ltd. (Ethrog), a privately-held company headquartered in Israel that has developed and patented a novel, fully enclosed system for the electrophoretic separation of macromolecules. The Company issued 198,869 shares of its common stock for all of the capital stock of Ethrog in a transaction that has been accounted for as a pooling of interests. Costs incurred as a result of the merger were $0.2 million. These costs were expensed in June 2000 upon completion of the merger. As of December 31, 2000, the Company had $0.1 million remaining in accrued merger related costs that are included in accrued expenses and other current liabilities in the consolidated balance sheets.

NOVEX MERGER

     On August 17, 1999, the Company consummated a merger with NOVEX, in a stock-for-stock transaction. NOVEX manufactures protein and nucleic acid electrophoresis gels and related equipment, solutions, standards, and fine chemicals, primarily for use in research laboratories.

     Invitrogen issued 2.5 million shares of common stock in exchange for all the outstanding shares of NOVEX stock based on an exchange ratio of approximately .23188 shares of Invitrogen common stock for each share of NOVEX common stock. Invitrogen also assumed and exchanged all options to purchase NOVEX common stock for options to purchase 469,678 shares of Invitrogen common stock. The merger is intended to qualify as a tax-free reorganization and has been accounted for as a pooling of interests. In August 1999, after the merger was completed, the Company recorded $4.4 million in estimated merger-related costs. During the year ended December 31, 2000, the Company reversed $0.2 million in accrued merger-related costs as the costs estimated in 1999 were finalized in 2000. These costs included transaction costs to complete the merger, severance, write-downs of duplicate property, plant and equipment and other costs to close duplicate facilities.

     Prior to the merger, NOVEX used a fiscal year ending March 31. In order to report the combined results on a consistent basis, NOVEX's fiscal years have been recast to a twelve-month period ended December 31, for all periods presented. These recast results have been combined with the corresponding fiscal years ended December 31, 1999 and 1998, of Invitrogen to arrive at the financial information presented. The combined results of operations of Invitrogen and NOVEX are presented as if the merger had occurred at the beginning of the periods presented.

    The accompanying consolidated financial information is presented to show the combined results of operations of Invitrogen, Research Genetics, Ethrog, and NOVEX as if the mergers had occurred at the beginning of the periods presented in accordance with the accounting method for pooling of interests business combinations.

     The reconciliations of revenues and net income previously reported prior to the respective mergers by the separate companies to the combined results reported in the accompanying consolidated statements of operations for the years ended December 31, 2000, 1999 and 1998 are as follows:


(IN THOUSANDS)                                                   2000                   1999                   1998
                                                           ------------------     ------------------    -------------------
Revenues:
Invitrogen...........................................         $    243,838           $     49,530            $   31,414
Research Genetics (through January 31, 2000).........                2,348                 24,581                17,006
NOVEX (through August 17, 1999)......................                    -                 18,807                22,293
Ethrog (through June 21, 2000).......................                  525                    753                   609
Intercompany sales...................................                 (516)                  (726)                 (729)
                                                           ----------------       ----------------      ---------------
                                                              $    246,195           $     92,945            $   70,593
                                                           ================       ================      ===============

Net income (loss):
Invitrogen...........................................         $    (54,854)          $      5,526            $    2,978
Research Genetics (through January 31, 2000).........                  276                  2,395                 1,289
NOVEX (through August 17, 1999)......................                    -                  1,139                 1,252
Ethrog (through June 21, 2000).......................                   97                    (46)                 (299)
Eliminations.........................................                  155                    222                  (243)
                                                           ---------------        ---------------       ---------------
                                                              $    (54,326)          $      9,236           $     4,977
                                                           ================       ===============       ===============

3.   RELATED PARTY TRANSACTIONS

INVESTMENT IN MORPHAGEN, INC.

     In February 1997, the Company entered into an agreement with Morphagen, Inc., a start-up company, for an initial investment of $500,000 in exchange for 109,850 shares of Series A Preferred Stock of Morphagen, Inc. The former president of Morphagen, Inc. is the spouse of a member of the board of directors of the Company. On November 3, 1998, the Company acquired all of the outstanding common stock of Morphagen, Inc., which the Company did not already own for 50,000 options to purchase company stock at $8.50 per share. In connection with this acquisition, the Company recorded $147,000 as additional paid-in capital representing the estimated fair value of the options issued.

RESEARCH GENETICS

     Related party transactions consist of minor pass-through arrangements with various start-up biotech companies in which the President of Research Genetics holds a nominal equity interest.

4.   LINES OF CREDIT

     As of December 31, 2000, foreign subsidiaries in France, Japan, New Zealand and Australia had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The U.S. Dollar equivalent of these facilities total $8.3 million, of which $1.3 million was outstanding at December 31, 2000. There are no parent company guarantees associated with these facilities.

5.   ISSUANCE OF CONVERTIBLE SUBORDINATED DEBT

      In March 2000, the Company issued $172.5 million principal amount of 5.5% convertible subordinated notes (the "Convertible Notes") due March 1, 2007 to certain qualified institutional buyers. After expenses, the Company received net proceeds of $166.9 million. Interest on the Convertible Notes is payable semi-annually on March 1st and September 1st. The Convertible Notes were issued at 100% of principal value, and are convertible into 2.0 million shares of common stock at the option of the holder at any time at a price of $85.20 per share. The Convertible Notes may be redeemed, in whole or in part, at the Company's option on or after March 1, 2003 at a premium of 103.143% of principal value which declines annually to par value at maturity date.

     Costs incurred to issue the debt totaled $5.6 million and have been deferred and included in other assets in the consolidated balance sheet. These costs are being amortized over the term of the related debt using the effective interest method.

     The Convertible Notes are subordinate to substantially all of the current and future outstanding debt of the Company, including all of its secured debt and all debts and liabilities of our subsidiaries. The Convertible Notes are not subordinate to amounts the Company owes for employee compensation, goods or services purchased or to amounts the Company may owe to its subsidiaries.


6.   LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following at December 31:


(IN THOUSANDS)                                                                      2000                1999
                                                                              -----------------    ----------------
Bonds payable to State Industrial Development Authority of Alabama, interest due monthly, principal due annually through 2008, variable rate
  interest, supported by a letter of credit for $2.4 million with a bank........$    2,625         $      2,880
Note payable to Molecular Biology Resources, principal and interest due annually through June 2003, with interest at 6%, supported by a standby
  letter of credit for $0.6 million with a bank.................................       660                1,030
Various notes payable, paid in full in 2000.....................................         -                9,542
Deferred compensation...........................................................     1,695                    -
Capital leases..................................................................     2,566                  172
                                                                                ----------          -----------
                                                                                     7,546               13,624
Less current maturities.........................................................      (843)              (6,300)
                                                                                ----------         ------------
                                                                                $    6,703         $      7,324
                                                                                ==========         =============


     The Company leases a building under a capital lease which is due in aggregate monthly installments of $16,000 and matures in 2011. Property and equipment, net, at December 31, 2000 and 1999, include approximately $2.7 million and $326,000, respectively, of building and equipment under capital leases which have been capitalized.

     The bonds payable represent Variable Rate Industrial Development Revenue Bonds issued for the benefit of Research Genetics. Improvements and equipment acquired with the bond proceeds become the property of the Industrial Development Board of the City of Huntsville, Alabama. The Company has entered into a lease arrangement with the Board whereby the property is leased for one dollar per year through January 1, 2008. The Company has an option to purchase the property from the Board for one hundred dollars.

     Maturities of the notes and bonds payable and future minimum lease commitments for the capital leases listed above at December 31, 2000 are as follows:

   (IN THOUSANDS)
   Years Ending December 31,
   2001.................................................     $     843
   2002.................................................           679
   2003.................................................           605
   2004.................................................           531
   2005.................................................           557
   Thereafter...........................................         2,636
                                                             ---------
                                                             $   5,851
                                                             =========

7.   COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     The Company leases certain equipment and its office and manufacturing facilities under operating leases which expire through September 2010. Certain rental commitments provide for specific escalating rental payments and certain commitments have renewal options extending through the year 2015. Rent expense under all operating leases was $4.7 million, $1.2 million and $1.3 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     Future minimum lease commitments for operating leases at December 31, 2000 are as follows:

   Years Ending December 31,
   2001.................................................     $   10,901
   2002.................................................          8,037
   2003.................................................          4,230
   2004.................................................          2,914
   2005.................................................          2,398
   Thereafter...........................................          6,925
                                                             ----------
     Total minimum lease payments.......................     $   35,405
                                                             ==========

LICENSING AGREEMENTS

      The Company manufactures and sells certain products under several licensing agreements. The agreements require royalty payments based upon various percentages of sales or profits from the products. Terms of the agreements generally range from the remaining life of the patent up to twenty years and initial costs are amortized over their terms using the straight-line method. Total royalties paid under the agreements were approximately $6.8 million, $1.2 million and $1.4 million for the years ended December 31, 2000, 1999 and 1998, respectively.

      Certain of the licensing agreements require guaranteed minimum annual royalty payments, to maintain exclusivity. Future minimum guaranteed royalties at December 31, 2000 are as follows:

   (IN THOUSANDS)
   Years Ending December 31,
   2001.................................................     $      825
   2002.................................................            849
   2003.................................................            892
   2004.................................................            907
   2005.................................................            985
   Thereafter...........................................          1,028
                                                             ----------
                                                             $    5,486
                                                             ==========

    LETTERS OF CREDIT

     The Company had outstanding letters of credit at December 31, 2000, totaling $7.4 million to support liabilities associated with the Company's self-insurance program, which are reflected in long-term obligations in the consolidated balance sheets at December 31, 2000.

     ENVIRONMENTAL LIABILITIES

     The Company assumed certain environmental liabilities and reserves as a result of the merger with Dexter. These environmental reserves, which are not discounted, were $8.2 million at December 31, 2000 and inlcuded current reserves of $0.6 million, which are expected to be spent in 2001, and long-term reserves of $7.6 million. Based upon the information available at this time, the Company believes that it has properly provided for its best estimate of the liabilities and that the outcome of these matters will not have a material adverse effect upon its consolidated financial position, results of operations or cash flows in the future. The Company maintains a wholly owned Bermuda company, which provides coverage against environmental liabilities arising from occurrences prior to the merger for all former wholly owned operations of Dexter.

     LITIGATION

     In September 1999, Life Technologies, which has now been merged into Invitrogen, submitted a report in connection with a voluntary disclosure to the Department of Veterans Affairs ("VA") regarding matters involving the management of Life Technologies' Federal Supply Schedule contract with the VA that had been in effect since April 1992. As part of the disclosure, Life Technologies offered to provide a refund to the government in the amount of $3.9 million. Life Technologies expensed this amount in September 1999. Life Technologies has made a cash payment of $1.1 million to the VA and the Company assumed an accrued liability of $2.8 million at December 31, 2000, which is included in the accompanying consolidated balance sheets. There can be no assurance that the government will agree with Life Technologies' assessment of this matter or accept the offered refund amount. Consequently, it is possible the final resolution of this matter could materially differ from Life Technologies' proposal and could have a material adverse effect on the Company's consolidated financial position, operating results or cash flows when resolved in a future reporting period.

     On December 31, 1996, Life Technologies sued Clontech Laboratories, Inc. in the U.S. District Court for the District of Maryland, Civil Action No. AW-96-4080, alleging patent infringement of Life Technologies' patents covering RNase H minus reverse transcriptase. The Court issued a decision on July 16, 1999, that two of Life Technologies' patents were unenforceable and followed this decision on May 24, 2000, with a ruling that would have required Life Technologies to pay $1.6 million in legal fees, plus costs, to Clontech. Life Technologies appealed both the District Court's decision of July 16, 1999, and the May 24, 2000, ruling to the Court of Appeals for the Federal Circuit. On September 21, 2000, the Court of Appeals reversed the July 16, 1999 decision of the District Court regarding unenforceability. On January 5, 2001, the District Court vacated its own decision of May 24, 2000, regarding the payment of legal fees and costs. Then on February 6, 2001, the Court of Appeals granted Invitrogen's Motion to Withdraw the Appeal.

     Apart from the matters above, the Company is subject to other potential liabilities under government regulations and various claims and legal actions which are pending or may be asserted. These matters have arisen in the ordinary course and conduct of the Company's pending business and some are expected to be covered, at least partly, by insurance. Estimated amounts for claims that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters which are pending or may be asserted could be decided unfavorably to the Company. Although the amount of liability at December 31, 2000 with respect to these matters can not be ascertained, the Company believes that any resulting liability should not materially affect the Company's consolidated financial statements.

8.   INCOME TAXES

         The differences between the U.S. federal statutory tax rate and the Company's effective tax rate are as follows for the years ended December 31:

                                                                   2000              1999              1998
                                                               --------------    --------------    --------------
Statutory U.S. federal income tax rate...............                 35.0%            34.0%             34.0%
State income tax.....................................                  0.5              2.9               5.8
Non-U.S. tax rate differences........................                 (0.7)             0.0               0.0
Repatriation of foreign earnings, net of related
  benefits...........................................                 (0.1)             0.0               0.0
Non-deductible expenses..............................                (36.4)             1.1               3.1
Other, including tax credits.........................                  2.6             (3.9)             (5.4)
                                                               ------------      ------------      -----------
Effective income tax rate............................                  0.9%            34.1%             37.5%
                                                               =============     ===========       ===========


         Pretax income (loss) summarized by region for the years ended December 31 is as follows:

 (IN THOUSANDS)                                                2000                 1999               1998
                                                          ----------------     ---------------     --------------
United States........................................     $   (59,727)         $     11,224        $      7,395
Foreign..............................................           5,191                 2,791                 570
                                                          ------------         ------------        ------------
                                                          $   (54,536)         $     14,015        $      7,965
                                                          ============         ============        ============

         The income tax provision (benefit) consists of the following for the years ended December 31:

(IN THOUSANDS)                                                 2000                 1999               1998
                                                          ----------------     ---------------     --------------
Current:
  Federal............................................     $     20,872         $      5,183        $      2,040
  State..............................................             (458)               1,103                 414
  Foreign............................................            5,758                1,015                 342
                                                          ------------         ------------        ------------
Total current provision..............................           26,172                7,301               2,796
                                                          ------------         ------------        ------------
Deferred:
  Federal............................................          (18,794)              (2,165)                168
  State..............................................           (4,326)                (357)                 24
  Foreign............................................           (3,566)                   0                   0
                                                          -------------        ------------        ------------
Total deferred provision.............................          (26,686)              (2,522)                192
                                                          -------------        -------------       ------------
Total provision (benefit)............................     $       (514)        $      4,779        $      2,988
                                                          =============        ============        ============


         Significant components of the Company's deferred tax assets and liabilities are comprised of the following at December 31:

   (IN THOUSANDS)                                                2000                 1999
                                                             --------------      ---------------
   Deferred tax assets:
     Tax loss and other carryforwards...................     $     20,269        $       2,147
     Inventory adjustments..............................            5,769                    -
     Accruals and reserves..............................            2,530                1,002
     Postretirement obligations.........................            1,349                    -
     Other..............................................              460                  529
                                                             ------------        -------------
   Total deferred tax assets............................           30,377                3,678
                                                             ------------        -------------
   Deferred tax liabilities:
     Fixed assets.......................................           (7,592)                (439)
     Intangibles........................................         (224,347)                   -
                                                             -------------       -------------
   Total deferred tax liabilities.......................         (231,939)                (439)
                                                             ------------        -------------
   Net deferred tax asset (liabilities).................     $   (201,562)       $       3,239
                                                             =============       =============

     Included in the net deferred tax liability at December 31, 2000 are deferred taxes associated with the purchase of Life Technologies and Dexter in the amount of $231.5 million. At December 31, 2000, the Company had tax loss and credit carryforwards of $41.2 million. These carryforwards expire primarily in 2020.

     The tax benefit associated with the disqualifying dispositions by employees of shares issued in the Company's stock plans reduced taxes payable by $28.3 million, $6.2 million and $0.1 million for 2000, 1999 and 1998, respectively. This benefit has been reflected as additional paid-in-capital in the accompanying consolidated statements of stockholders' equity.

     U.S. and international withholding taxes have not been provided on approximately $87.8 million of undistributed earnings of foreign subsidiaries at December 31, 2000. The Company remits only those earnings that are considered to be in excess of the reasonably anticipated working capital needs of the foreign subsidiaries, with the balance considered to be permanently reinvested in the operations of such subsidiaries. It is impractical to estimate the total tax liability, if any, until such distribution is made.



9.   REDEEMABLE COMMON STOCK OF INVITROGEN B.V.

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

     The excess of the redemption value over the issue price was accreted by periodic charges to equity over the life of the issue through April 7, 1999.


10.  PREFERRED STOCK

AUTHORIZED SHARES

     The Company has authorized 6,405,884 shares of preferred stock, designated as follows:

                                                                                SHARES
                                                                           ---------------
   Series A cumulative convertible redeemable preferred stock.........           2,202,942
   Series A redeemable preferred stock................................           2,202,942
   Undesignated preferred stock.......................................           2,000,000
                                                                           ---------------
   Total preferred shares.............................................           6,405,884
                                                                           ===============

     The Series A Cumulative Convertible Redeemable Preferred Stock ("Convertible Preferred Stock") accrues dividends at a rate of 6% per annum and has a liquidation preference of $6.8091 per share plus accrued and unpaid dividends. Additionally, the Convertible Preferred Stock entitles the holder thereof to elect one director of the Company and vote on certain other significant transactions, voting together as one separate class. The Convertible Preferred Stock may be voluntarily converted upon the election of holders of not less than 66.67% of the voting power of this stock. The rate at which the Convertible Preferred Stock converts to common stock is automatically adjusted in the event of most future issuances of equity securities by the Company below the original purchase price of the Convertible Preferred Stock. After June 18, 2003, any holders of the Convertible Preferred Stock have the right to require the Company to redeem their shares for the original purchase price plus accrued dividends. There were no shares of Convertible Preferred Stock outstanding at December 31, 2000 and 1999.

     The Series A Redeemable Preferred Stock ("RPS") accrues dividends at 3% per annum and entitles the holder thereof to one vote per outstanding share in the election of one director of the Company, voting together as a separate class. The RPS is redeemable upon the occurrence of a qualified public offering or sale or other qualified event. Upon liquidation, the RPS is entitled to be paid out of the assets of the Company at the redeemable base liquidation amount (original issue price of $6.8091 per share plus accrued dividends) per share determined at the measurement date. There were no shares of RPS outstanding at December 31, 2000 and 1999.

ISSUED SHARES

     On June 20, 1997, the Company entered into a stock purchase agreement with a group of three investors ("Investors"). The Company sold 2.2 million shares of Convertible Preferred Stock at $6.8091 per share to the Investors in exchange for $14.8 million, net of issuance costs. Additionally, the Company repurchased and retired 1.1 million shares of the Company's common stock at $6.8091 per share, representing the fair value of these shares, from certain stockholders of the Company in exchange for $7.5 million. In accordance with EITF D-60, the maximum possible premium to holders of convertible preferred stock ($15 million) was recognized as a beneficial conversion feature through a charge to equity on June 20, 1997, the date the Convertible Preferred Stock first became convertible. This $15 million charge has been recognized as a reduction to earnings available to common stockholders in 1997.

SUBSEQUENT CONVERSION AND REDEMPTION

     In February 1999, upon the closing of the Company's initial public offering (see Note 11), each of the 2.2 million outstanding shares of Convertible Preferred Stock were automatically converted into 2.2 million shares of common stock and 2.2 million shares of RPS. At the closing of the initial public offering (IPO), the RPS was redeemed for $14.0 million and accumulated dividends on the Convertible Preferred Stock of $1.5 million were paid. Upon determination of the final redemption price of $14.0 million at the time of the initial public offering a credit to equity of $1.0 million was recorded which has been reported as an adjustment to income available to common stockholders in the accompanying consolidated statements of operations for the year ended December 31, 1999.



11.  COMMON STOCK, INITIAL PUBLIC OFFERING AND SECONDARY STOCK OFFERING

AUTHORIZED SHARES

      In November 1998, the Company amended its bylaws to reflect an increase of authorized shares of common stock from 20 million to 50 million. In September 2000, the Company's stockholders approved an additional increase in authorized shares of common stock to 125 million.

INITIAL PUBLIC OFFERING

     In February 1999, the Company completed its IPO and issued 3.5 million newly issued shares of its Common Stock at a price of $15.00 per share. The Company received $48.1 million in cash, net of underwriting discounts, commissions and other offering costs.

SECONDARY STOCK OFFERING

     In November 1999, the Company completed a secondary stock offering and issued 2.4 million newly issued shares of its Common Stock at a price of $25.00 per share. The Company received $56.3 million in cash, net of underwriting discounts, commissions and offering costs.



12.  EMPLOYEE BENEFIT PLANS

401(k) PROFIT SHARING PLANS

     The Company has a 401(k) profit sharing plan that allows each eligible employee to voluntarily make pre-tax deferred salary contributions. The Company may make matching contributions in amounts as determined by the Board of Directors. The Company made matching contributions of $326,000, $313,000 and $179,000, for the years ended December 31, 2000, 1999 and 1998, respectively.

     The Company previously had a 401(k) profit sharing plan that covered all Research Genetics employees. This plan was terminated on June 30, 2000 and upon receipt of the Internal Revenue Service (IRS) Determination Letter, the Company intends to distribute the assets to the participants or roll those assets into the Invitrogen 401(k) plan or other qualified retirement plans as designated by the participants. Matching contributions for the years ended December 31, 2000, 1999 and 1998, were $177,000, $91,000 and $71,000, respectively.

     The Company's 401(k) plan for its Life Technologies employees allows employees to contribute, on a tax-deferred basis, up to 15% of their annual base compensation subject to certain regulatory and plan limitations.

The Company matches one half of the employee's 401(k) deferral up to a maximum Company match of 3% of annual base compensation. The Company made matching contributions of $1.2 million from the date of the merger, September 14, 2000 through December 31, 2000.


EMPLOYEE STOCK OWNERSHIP PLANS

     The Company previously had an Employee Stock Ownership Plan ("ESOP") for the benefit of all Invitrogen employees. The ESOP was terminated as of December 31, 1998 and the majority of the assets of the ESOP were distributed to the participants or rolled into the Invitrogen 401(k) plan or other qualified retirement plans as designated by the participants in December 1999 and January 2000. A contribution of $100,000 was designated for the ESOP for the year ended December 31, 1998.

     The Company also had a 401(k)/ESOP plan covering all NOVEX employees. The 401(k)/ESOP plan was terminated as of December 31, 1999. The Company has received the IRS Determination Letter and intends to distribute the assets to the participants or roll those assets into the Invitrogen 401(k) plan or other qualified retirement plans as designated by the participants beginning in March 2001. The Company made contributions of $117,000 and $136,000 for the years ended December 31, 1999 and 1998, respectively.


PENSION PLANS

     In conjunction with the merger with both Life Technologies and Dexter on September 14, 2000, the Company also assumed liability for all of the Life Technologies pension plans and the Dexter Postretirement Health and Benefit Program. The discussion and information below is for the period subsequent to the merger.

     The Company has a qualified pension plan ("defined benefit") for substantially all United States Life Technologies employees. The Company's policy is to deposit with an independent trustee amounts as are necessary on an actuarial basis to provide for benefits in accordance with the requirements of the Employee Retirement Income Security Act and any other applicable Federal laws and regulations. The U.S. pension plan provides benefits that are generally based upon a percentage of the employee's highest average compensation in any consecutive five year period in the ten years before retirement.

     The Company also sponsors a nonqualified supplementary retirement plan for certain senior management of Life Technologies and Dexter. The Company has life insurance policies on the lives of participants designed to provide sufficient funds to recover all costs of the plans. In addition to the above plan, the Company sponsors nonqualified executive supplemental plans that provide for a target benefit based upon a percentage of the average annual compensation during the highest five consecutive years of the last ten years before retirement, which benefit is then offset by other work related benefits payable to the participant. The Life Technologies plan is unfunded and funding for the Dexter plan is provided for through a Rabbi Trust.

     The Dexter Postretirement Health and Benefit Program provides benefits to certain participants who were employees of Dexter prior to the sale of their businesses and prior to the Company's merger with Dexter, who are not employees of the Company.

     The retirement benefits for most employees of non-U.S. Life Technologies operations are generally provided by government sponsored or insured programs and, in certain countries, by defined benefit plans. The only significant non-U.S. defined benefit plan is for United Kingdom (U.K.) employees. The Company's policy with respect to its U.K. pension plan is to fund amounts as are necessary on an actuarial basis to provide for benefits under the plan in accordance with local laws and income tax regulations. The U.K. pension plan provides benefits based upon the employee's highest average base compensation over three consecutive years.

     The funded status of the Company's pension plans and amounts recognized at December 31, 2000 were as follows:

                                                                 DOMESTIC                 FOREIGN
   (IN THOUSANDS)                                                  PLANS                   PLAN
                                                             ------------------      ------------------
   Change in Benefit Obligation:
     Benefit obligation at September 14, 2000...........     $        41,311         $        13,466
     Service cost.......................................                 715                     206
     Interest cost......................................                 880                     230
     Plan participants' contributions...................                   1                      61
     Actuarial loss.....................................               3,648                      62
     Benefits paid......................................                (337)                    (33)
     Settlements........................................                  (5)                 (2,216)
     Expenses paid......................................                 (35)                      -
     Foreign currency exchange rate changes.............                   -                     636
                                                             ---------------         ---------------
   Benefit obligation at end of year....................     $        46,178         $        12,412
                                                             ===============         ===============

   Change in Plan Assets:
     Fair value of plan assets at September 14, 2000....     $        64,419         $        10,794
     Actual return on plan assets.......................              (5,317)                    390
     Employer contribution..............................                 189                     179
     Plan participants' contributions...................                   1                      61
     Benefits paid......................................                (337)                    (33)
     Settlements........................................                  (5)                 (2,216)
     Expenses paid......................................                 (35)                      -
     Foreign currency exchange rate changes.............                   -                     495
                                                             ---------------         ---------------
   Fair value of plan assets at end of year.............     $        58,915         $         9,670
                                                             ===============         ===============

     Funded status......................................     $        12,737         $        (2,742)
     Unrecognized actuarial (gain) loss.................              10,755                    (108)
                                                             ---------------         ----------------
   Net amount recognized................................     $        23,492         $        (2,850)
                                                             ===============         ================

   Amounts Recognized in the Consolidated Balance Sheets
     consist of:
     Prepaid benefit cost...............................     $        33,587         $             -
     Accrued benefit liability..........................             (10,360)                 (2,850)
     Intangible asset...................................                 251                       -
     Accumulated other comprehensive income.............                  14                       -
                                                             ---------------         ---------------
   Net amount recognized................................     $        23,492         $        (2,850)
                                                             ===============         ================


     The weighted average assumptions used in accounting for the pension plans for the period September 14, 2000 to December 31, 2000 were as follows:

                                                                 DOMESTIC                 FOREIGN
                                                                   PLANS                   PLAN
                                                             ------------------      ------------------
   Discount rate........................................            7.50%                   6.50%
   Expected return on plan assets.......................            9.53%                   8.00%
   Rate of compensation increase........................            5.00%                   5.00%


     The discount rate is the estimated rate at which the obligation for pension benefits could effectively be settled. The expected return on plan assets reflects the average rate of earnings that the Company estimates will be generated on the assets of the plans. The rate of compensation increase reflects the Company's best estimate of the future compensation levels of the individual employees covered by the plans.

     The components of net periodic pension cost for the Company's pension plans the for the period September 14, 2000 to December 31, 2000 are as follows:

                                                                 DOMESTIC                 FOREIGN
   (IN THOUSANDS)                                                  PLANS                   PLAN
                                                             ---------------         ---------------
   Service cost.........................................     $           715         $           206
   Interest cost........................................                 879                     230
   Expected return on plan assets.......................              (1,788)                   (224)
                                                             ---------------         ---------------
     Net periodic pension cost (income).................     $          (194)        $           212
                                                             ================        ===============

     The projected benefit obligation and accumulated benefit obligation for the domestic pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2000 were $10.8 million and $10.4 million, respectively. The pension plans with accumulated benefit obligations in excess of plan assets do not have any underlying assets.

13.  EMPLOYEE STOCK PLANS

EMPLOYEE STOCK PURCHASE PLAN

      The Company has an employee stock purchase plan which became effective upon the Company's initial public offering in February 1999. During the years ended December 31, 2000 and 1999, employees purchased 114,256 and 34,191 shares at an average price of $16.62 and $12.86 per share, respectively. As of December 31, 2000 there were 401,553 shares of the Company's common stock reserved for future issuance under the plan.

RESTRICTED STOCK AWARDS

      As a result of the merger with Dexter, the Company assumed liability for certain restricted stock and cash awards previously issued by Dexter to employees of Dexter and Life Technologies. Vesting of the restricted stock awards, in general, occurs on September 14, 2001 or upon the Company's elimination of the employee's position, whichever is earlier. Compensation cost is recognized for the fair value of the restricted stock awarded and, under variable plan accounting treatment, the awards are marked-to-market at the end of each reporting period and amortized over the remaining vesting period. For the year ending December 31, 2000 the Company recognized $940,000 in stock and cash based compensation related to these awards. As of December 31, 2000, there were 49,035 shares of unvested restricted stock outstanding, $617,000 in unvested restricted cash awards and $1.8 million remaining in unamortized deferred compensation expense.

EMPLOYEE STOCK OPTION PLANS

     The Company has nine stock option plans, the 1995, 1997 and 2000 Invitrogen Corporation Stock Option Plans, the 1996 and 1998 NOVEX Stock Option/Stock Issuance Plans, the Life Technologies 1991 Stock Option Plan, 1995 and 1997 Long-Term Incentive Plans and the 1996 Non-Employee Directors' Stock Option Plan. Under these plans, incentive stock options and non-qualified stock options are granted to eligible employees and directors to purchase shares of the Company's common stock at an exercise price equal to no less than the estimated fair market value of such stock as determined by the Board of Directors on the date of grant. The Company recognizes as compensation expense any difference between the exercise price and the fair market value of the common stock on the date of grant based on subsequent valuations of the stock. Stock based compensation expense is deferred and recognized over the vesting period of the stock option. During the years ended December 31, 2000, 1999 and 1998 the Company recognized $1.1 million, $302,000 and $216,000, respectively, in stock option based compensation expense and at December 31, 2000 there was $2.4 million remaining in unamortized deferred compensation expense.

     All except two of the option plans have been frozen and grants will no longer be made from the frozen plans. The Company may issue up to 7.5 million shares of stock under these plans, of which 5.7 million are granted and outstanding options and 1.8 million are available for future grants at December 31, 2000. Options vest immediately or over a period of time ranging up to five years, are exercisable in whole or in installments, and expire ten years from date of grant.

     A summary of the status of the Company's stock option plans at December 31, 1998, 1999 and 2000 and changes during the periods then ended is presented in the tables below:


                                                                 WEIGHTED
   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                      AVERAGE
                                                                 EXERCISE
                                                     SHARES        PRICE
                                                     ------     -----------
   Outstanding at December 31, 1997.............       2,240    $     1.60
    Granted.....................................       1,429    $     8.00
    Exercised...................................         (20)   $     1.66
    Canceled....................................         (29)   $     2.80
                                                  -----------
   Outstanding at December 31, 1998.............       3,620    $     4.12
    Granted.....................................       1,155    $    25.69
    Exercised...................................        (953)   $     2.75
    Canceled....................................        (391)   $    15.89
                                                  -----------
   Outstanding at December 31, 1999.............       3,431    $    10.40
    Life Technologies options assumed...........         882    $    34.62
    Granted.....................................       4,029    $    61.24
    Exercised...................................      (1,930)   $    13.25
    Canceled....................................        (751)   $    30.36
                                                  -----------
   Outstanding at December 31, 2000.............       5,661    $    46.72
                                                  ==========

     At December 31, 2000:

   (OPTIONS IN THOUSANDS)
                                                           WEIGHTED
                                                            AVERAGE
                                                           REMAINING
       OPTIONS         OPTIONS           EXERCISE         CONTRACTUAL
     OUTSTANDING     EXERCISABLE          PRICES         LIFE IN YEARS
     -----------     -----------    ----------------     -------------
          630              296      $   0.84-$  8.63          6.6
          344               80      $  12.00-$ 19.44          7.9
          561              195      $  22.88-$ 29.75          8.3
          469              256      $  31.88-$ 49.86          7.8
        2,198              124      $  50.00-$ 59.88          9.0
          974              164      $  60.00-$ 69.13          8.9
          485              102      $  70.00-$ 95.75          9.2
    ---------        ---------

        5,661            1,217      $  34.55                  8.5
    =========        =========

     The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the fixed stock option plans or stock purchase plan. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below for the years ended December 31:

   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)              2000                  1999                   1998
                                                  -------------------    ------------------     ------------------
   Income (loss) available to common stockholders:
     As reported................................  $      (54,326)        $         9,984        $         3,873
     Pro forma..................................         (72,822)                  7,722                  3,639
   Basic earnings (loss) per share:
     As reported................................  $        (1.80)        $          0.52        $          0.25
     Pro forma..................................           (2.41)                   0.40                   0.23
   Diluted earnings (loss) per share:
     As reported................................  $        (1.80)        $          0.46        $          0.22
     Pro forma..................................           (2.41)                   0.35                   0.21

     The fair value of each option grant and purchase right is estimated on the date of grant using the present value pricing method as described in SFAS No.
123. The underlying assumptions used to estimate the fair values of options and purchase rights granted during the years ended December 31 are as follows:

                                                                      2000              1999             1998
                                                                  -------------     -------------    -------------
   Weighted average risk free interest rate for options.........      6.16%             5.55%            5.48%
   Weighted average risk free interest rate for purchase rights.      5.50%             5.01%                 -
   Expected option life.........................................      4.9 yrs           5.4 yrs          8.7 yrs
   Expected purchase right life.................................      1.2 yrs           1.2 yrs               -
   Expected stock price volatility..............................         89%               45%                0%
   Expected dividend yield......................................           -                 -                -
   Weighted average fair value of options granted...............  $    44.18        $    12.47       $     3.04
   Weighted average fair value of purchase rights granted.......  $    18.03        $     6.22       $        -


14.  SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental disclosure of cash flow information for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                                                  2000             1999           1998
                                                                              -------------     -----------    ------------
   Cash paid for interest.................................................    $    8,257        $      644     $      716
                                                                              ==========        ==========     ==========
   Cash paid for income taxes.............................................    $  114,533        $    3,659     $    1,971
                                                                              ==========        ==========     ==========

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Stock issued for business combinations.................................    $1,633,217        $        -     $        -
                                                                              ==========        ==========     ==========
   Stock issued for merger costs..........................................    $    2,208        $        -     $        -
                                                                              ==========        ==========     ==========
   Deferred compensation..................................................    $    5,466        $      164     $      683
                                                                              ==========        ==========     ==========
   Conversion of Convertible Redeemable Preferred Stock into Redeemable
     Preferred Stock......................................................    $        -        $   14,015     $        -
                                                                              ==========        ==========     ==========
   Conversion of Redeemable Preferred Stock into Common Stock.............    $        -        $      751     $        -
                                                                              ==========        ==========     ==========
   Preferred dividends declared...........................................    $        -        $      163     $      900
                                                                              ==========        ==========     ==========
   Accretion of redemption value for redeemable common stock..............    $        -        $       74     $      204
                                                                              ==========        ==========     ==========
   Contribution of common stock to ESOP...................................    $        -        $      100     $      100
                                                                              ==========        ==========     ==========
   Note issued for patent rights..........................................    $        -        $    1,000     $        -
                                                                              ==========        ==========     ==========
   Property acquired with debt............................................    $        -        $    3,500     $        -
                                                                              ==========        ==========     ==========
   Note issued for Serva product line assets acquired.....................    $        -        $        -     $      500
                                                                              ==========        ==========     ==========
   Converted deposit to note receivable-officer...........................    $        -        $        -     $      150
                                                                              ==========        ==========     ==========
   Options issued for assets of Morphagen, Inc............................    $        -        $        -     $      147
                                                                              ==========        ==========     ==========

DETAIL OF PURCHASE BUSINESS COMBINATIONS:
   Fair value of shares issued in exchange................................    $1,633,217
   Fair value of net assets acquired, other than cash.....................    (1,406,823)
                                                                              ----------
   Net cash acquired from business combinations...........................    $  226,394
                                                                              ==========

 15. QUARTERLY FINANCIAL DATA (UNAUDITED)

(IN THOUSANDS, EXCEPT               FIRST        SECOND     THIRD       FOURTH
PER SHARE DATA)                    QUARTER       QUARTER   QUARTER(1)  QUARTER(1)   TOTAL YEAR(1)
                                  ---------      -------   --------    ---------    ---------
2000
Net sales .....................   $ 27,291       $27,692   $ 47,989    $ 143,223    $ 246,195
Gross profit ..................     18,167        18,823     24,137       60,371      121,498
Net income (loss) .............     (1,867)        4,826     (5,612)     (51,673)     (54,326)
Earnings (loss) per share:
  Basic .......................   $  (0.08)      $  0.20   $  (0.24)   $   (1.03)   $   (1.80)
  Diluted .....................   $  (0.08)      $  0.19   $  (0.24)   $   (1.03)   $   (1.80)

1999
Net sales .....................   $ 21,605       $23,638   $ 23,807    $  23,895    $  92,945
Gross profit ..................     13,423        15,306     14,990       16,219       59,938
Net income ....................      1,747         2,524        401        4,564        9,236
Net income applicable to common
  shares ......................      2,513(2)      2,506        401        4,564        9,984(2)
Earnings per share:
  Basic .......................   $   0.15       $  0.13   $   0.02    $    0.21    $    0.52
  Diluted .....................   $   0.13       $  0.11   $   0.02    $    0.19    $    0.46

-------------------
(1) 2000 includes the results of operations of Life Technologies from September 14, 2000, the date of acquisition, and affects the comparability of the Quarterly Financial Data.
(2) Includes a $1.0 million credit to equity for an adjustment to the beneficial conversion feature related to convertible preferred stock.

 16. SUBSEQUENT EVENTS

     On February 27, 2001, the Board of Directors of Invitrogen adopted a Preferred Stock Purchase Rights Plan. Under the plan, stockholders will receive one "right" to purchase one one-hundredth of a share of preferred stock for each outstanding share of common stock held of record at the close of business on March 30, 2001. The rights, which will initially trade with the common stock, become exercisable to purchase one one-hundredth of a share of preferred stock, at $250.00 per right, when someone acquires 15% or more of Invitrogen's common stock or announces a tender offer which could result in such person owning 15% or more of the common stock. Each one one-hundredth of a share of preferred stock has terms designed to make it substantially the economic equivalent of one share of common stock. Prior to someone acquiring 15%, the rights can be redeemed for $0.001 each by action of the Board of Directors. Under certain circumstances, if someone acquires 15% or more of the common stock, the rights permit Invitrogen stockholders other than the acquiror to purchase Invitrogen common stock having a market value of twice the exercise price of the rights, in lieu of the preferred stock. In addition, in the event of certain business combinations, the rights permit purchase of the common stock of an acquiror at a 50% discount. Rights held by the acquiror will become null and void in both cases. The rights expire on April 1, 2011. The rights distribution will not be taxable to stockholders.

     On March 7, 2001, Invitrogen entered into a contract to sell its Rockville, Maryland facility to Human Genome Sciences, Inc. for $55 million in cash. The sale of the 240,000-square-foot facility is expected to close in late April 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Note that in this Annual Report on Form 10-K, we "incorporate by reference" certain information in parts of other documents filed with the Securities and Exchange Commission (SEC). The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     Information about Directors of Invitrogen is incorporated by reference from our Proxy Statement for the 2001 Annual Meeting of Stockholders.

EXECUTIVE OFFICERS

     The Board of Directors elects executive officers of Invitrogen. Each executive officer holds office until the earlier of his or her death, resignation, removal from office or the election of his or her successor. No family relationships exist among any of Invitrogen's executive officers, directors or persons nominated to serve as such. We have listed the positions held and period during which the executive officers have served in those positions below:

     LYLE C. TURNER (age: 47), a founder of Invitrogen, has served as President, Chief Executive Officer and Chairman of the Board of Directors since February 1988. Previously, Mr. Turner served as Director of Sales and Marketing at Stratagene, a life science research company, from January 1987 through February 1988, and as Technical Sales Specialist at Boehringer Mannheim Biochemicals, a research supply company, from June 1985 to January 1987. From September 1981 through May 1985 Mr. Turner worked at Syntro Corporation, a biotechnology research company, at which his final position was Manager of Business Development. Mr. Turner received his B.A. in chemistry from the University of California, San Diego.

     JAMES R. GLYNN (age 54), became a Senior Vice President, Corporate Development, Chief Financial Officer and Director of Invitrogen in June 1998 and previously served as Director in 1995. In September 1999, Mr. Glynn became an Executive Vice President of Invitrogen. From July 1995 to May 1997 he served as Senior Vice President and Chief Financial Officer and from May 1997 to July 1998 as Chief Operating Officer, Chief Financial Officer and Director of Matrix Pharmaceutical, Inc., a company focusing on the treatment of cancer. Mr. Glynn served as Executive Vice President, Chief Financial Officer and Director of Mycogen Corporation, an agribusiness and biotechnology company, from April 1987 to February 1995. From 1982 to 1987 Mr. Glynn was Vice President, Finance and Treasurer of Lubrizol Enterprises, Inc., a venture development company. Mr. Glynn received his B.B.A. in Accounting from Cleveland State University. He is currently a Director of Matrix Pharmaceutical, Inc.

     LEWIS J. SHUSTER (age: 45) serves as our President, Genomics. Prior to taking this position, he served as Executive Vice President of Invitrogen since December 2000 and was the Chief Operating Officer of Invitrogen from February 2000 to December 2000. He has served as a director of Invitrogen since June 1998. From February 1999 to December 1999 he was President and Chief Operating Officer of Pharmacopeia Laboratories, an operating unit of Pharmacopeia, Inc., a pharmaceutical and biotechnical research company. From November 1994 to February 1999 Mr. Shuster served as Executive Vice President and Chief Financial Officer of Pharmacopeia, Inc. From September 1992 to November 1994 Mr. Shuster served as Executive Vice President, Operations and Finance of Human Genome Sciences, Inc., a pharmaceutical company. Mr. Shuster received his M.B.A. from Stanford University Graduate School of Business and his B.A. from Swarthmore College. He is currently a Director of US Biomaterials Corporation, a private biomedical company.

     ANTHONY F. MARTIN, PH.D. (age 46) has served as the President of the Molecular Biology business of Invitrogen since October 2000. Dr. Martin served as the President and CEO of Invitrogen B.V. from January 2000 to December 2000. He was the Chairman and CEO of Azur Environmental, an environmental testing firm, from June 1995 to December 1999. He has served as Chairman of Neutec Pharma Plc, a start up biotechnology company, from 1998 to the present.

     VICTOR N. NOLE, JR. (age 43) has served as President of Invitrogen's Cell Culture business since November 2000. Previously, he was the Director, Global Materials Management for Life Technologies and Invitrogen (following the merger) from July 2000 to November 2000. He was the Director, Manufacturing of Life Technologies from September 1992 to July 2000 and served in various operations management roles with Life Technologies prior to such time, beginning in April 1985.

     JOHN A. COTTINGHAM (age: 46) became Vice President, General Counsel and Secretary of Invitrogen in November 2000. He served as Vice President and General Counsel of Life Technologies from May 2000 until the merger with Invitrogen in September 2000. He was the General Counsel and Assistant Secretary of Life Technologies from January 1996 until May 2000. Prior to joining Life Technologies, he had been an international corporate attorney with the Washington office of Fulbright and Jaworski L.L.P. for 7 years.

     JOHN D. THOMPSON (age: 52) has worked with Invitrogen since the merger of Dexter Corporation into Invitrogen in September 2000 and was appointed Vice President, Corporate Development in November 2000. He was the Senior Vice President, Strategic and Business Development for Dexter from January 1995 to September 2000.

     C. ERIC WINZER (age: 44) was appointed Vice President, Finance, of Invitrogen in November 2000. Prior to the merger of Life Technologies into Invitrogen he served as Vice President, Finance and Chief Financial Officer, Secretary and Treasurer of Life Technologies from May 4, 1999 to September 14, 2000. Prior thereto, he was the controller of Life Technologies since 1991 and held several other managerial positions with Life Technologies since 1986.


ITEM 11.  EXECUTIVE COMPENSATION

     Information about executive compensation is incorporated by reference from our Proxy Statement for the 2001 Annual Meeting of Stockholders.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information about security ownership of certain beneficial owners and management is incorporated by reference from our Proxy Statement for the 2001 Annual Meeting of Stockholders.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information about certain relationships and transactions with related parties is incorporated by reference from our Proxy Statement for the 2001 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)  1.  Financial Statements

     The following consolidated financial statements of Invitrogen Corporation are included in Item 8.

                                                                                        PAGE
                                                                                     ------------
    Report of Independent Public Accountants....................................          28
    Consolidated Balance Sheets.................................................          29
    Consolidated Statements of Operations.......................................          30
    Consolidated Statements of Stockholders' Equity.............................          31
    Consolidated Statements of Cash Flows.......................................          32
    Notes to Consolidated Financial Statements..................................          33

    Financial Statements of Dexter Corporation and Life Technologies, Inc. for the years ended December 31, 1999 and 1998 are incorporated herein by reference to the Registrant's Current Report on Form 8-K (File
    No.000-25317)

     2.  Financial Statement Schedules: None.

     3. List of exhibits filed with this Annual Report on Form 10-K: For a list of exhibits filed with this Form 10-K, refer to the exhibit index beginning on page 58.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended December 31, 2000.

(c) Exhibits: For a list of exhibits filed with this annual report, refer to the exhibit index beginning on page 58.

(d)  Financial Statement Schedules: none.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INVITROGEN CORPORATION

Date:  March 20, 2001                  By: /s/ James R. Glynn
                                          --------------------------------
                                          James R. Glynn
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer and
                                          Authorized Signatory)

     Pursuant to the requirements of the Securities Act, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

             SIGNATURE                                      TITLE                                   DATE
                                     President, Chief Executive Officer and Chairman of
                                     the Board of Directors (Principal Executive
/s/ Lyle C. Turner                   Officer)                                             March 20, 2001
---------------------------------
          Lyle C. Turner

                                     Executive Vice President, Chief Financial Officer
/s/ James R. Glynn                   and Director (Principal Financial Officer)           March 20, 2001
---------------------------------
          James R. Glynn

                                     Vice President, Finance (Principal Accounting
/s/ C. Eric Winzer                   Officer)                                             March 20, 2001
--------------------------------
          C. Eric Winzer

/s/ Lewis J. Shuster                 President, Genomics and Director                     March 15, 2001
---------------------------------
         Lewis J. Shuster

/s/ Thomas H. Adams, Ph.D.           Director                                             March 20, 2001
---------------------------------
      Thomas H. Adams, Ph.D.

/s/ David E. McCarty                 Director                                             March 20, 2001
---------------------------------
         David E. McCarty

/s/ Bradley G. Lorimier              Director                                             March 14, 2001
---------------------------------
        Bradley G. Lorimier

/s/ Donald W. Grimm                  Director                                             March 20, 2001
---------------------------------
          Donald W. Grimm

/s/ Kurt R. Jaggers                  Director                                             March 20, 2001
---------------------------------
          Kurt R. Jaggers

/s/ Jay M. Short, Ph.D.              Director                                             March 20, 2001
---------------------------------
        Jay M. Short, Ph.D.


                                INDEX TO EXHIBITS

         EXHIBIT
         NUMBER                        DESCRIPTION OF DOCUMENT
         -------                       -----------------------
            3.1  Restated Certificate of Incorporation of Invitrogen, as amended. (1)
            3.2  Amended and Restated Bylaws of Invitrogen. (1)
            4.1  Specimen Common Stock Certificate. (1)
           10.1  Fourth Amendment to the Invitrogen Corporation 1997 Stock Option Plan, as amended, and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement
                 thereunder. (2)
           10.2  1998 Employee Stock Purchase Plan, as amended, and form of subscription agreement thereunder. (3)
           10.3  Agreement and Plan of Merger, dated as of June 14, 1999, among Invitrogen Corporation,
                 INVO Merger Corporation and NOVEX. (4)
           10.4  Employment Agreement between NOVEX and David E. McCarty dated July 22, 1997, assumed by
                 Invitrogen on August 17, 1999. (5)
           10.5  5 1/2% Convertible Subordinated Note Due 2007. (6)
           10.6  5 1/2% Convertible Subordinated Notes due 2007, Purchase Agreement dated February 25, 2000.
                 (6)
           10.7  Indenture dated as of March 1, 2000 between Invitrogen Corporation and State Street Bank and Trust Company of California, N.A. (6)
           10.8  5 1/2% Convertible Subordinated Notes Due 2007, Registration Rights Agreement dated as of
                 March 1, 2000 by and among Invitrogen Corporation, and Donaldson, Lufkin & Jenrette
                 Securities Corporation et al., as Initial Purchasers. (6)
           10.9  Agreement and Plan of Reorganization, dated as of February 1, 2000, among Invitrogen
                 Corporation, RG Merger Corporation and Research Genetics, Inc. (7)
          10.10  Lease, dated October 7, 1999 between Blackmore Signal Hill, a Califonia Limited
                 Partnership, and Invitrogen
          10.11  Lease, dated December 20, 1999 between Blackmore Lot 99 Investment, a California Limited
                 Partnership, and Invitrogen
          10.12  Employment Agreement between Invitrogen and Anthony F. Martin, Ph.D. dated January 1,
                 2000.
          10.13  Indemnification Agreement between Invitrogen and Thomas H. Adams, Ph.D. dated September
                 14, 2000.
          10.14  Employment Agreement between Invitrogen and Lewis J. Shuster dated February 16, 2000.
           13.1  Annual Report to Security Holders.
           21.1  List of Subsidiaries.
           23.1  Consent of Arthur Andersen LLP, Independent Public Accountants.

-----------------------------
            (1) Incorporated by reference to the Registrant's Registration Statement on Forms S-1 (File No. 333-68665).
            (2) The Fourth Amendment is filed herewith. The 1997 Stock Option Plan and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder are incorporated by reference to the Registrant's Registration Statement on Form S-4 (File No. 333-43674).
            (3) Incorporated by reference to the Registrant's Registration Statement on Form S-4 (File No. 333-43674).
            (4) Incorporated by reference to the Registrant's Registration Statement on Form S-4 (File No. 333-82593).
            (5) Incorporated by reference to the Registrant's Registration Statement on Forms S-1 (File No. 333-87085).
            (6) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (File No. 333-37964).
            (7) Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-25317).