Form 10-Q
period 2001-03-31
INVITROGEN CORP
filed 2001-05-15
CIK 1073431

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 0-25317

INVITROGEN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0373077 (I.R.S. Employer Identification No.)

1600 Faraday Avenue, Carlsbad, CA 92008
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (760) 603-7200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

As of May 7, 2001 there were 52,410,532 shares of the registrant's Common Stock, par value $.01 per share, outstanding.

PART 1 FINANCIAL INFORMATION
Item 1. Financial Statements

INVITROGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value data)

	March 31, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$414,195	$418,899
Restricted cash and investments	9,805	11,757
Trade accounts receivable, net of allowance for doubtful accounts of $5,896 and $5,535	98,856	87,195
Inventories	86,524	91,664
Deferred income taxes	22,705	28,567
Prepaid expenses and other current assets	21,603	33,667

Total current assets	653,688	671,749
Property and equipment, net	173,535	171,521
Intangible assets, net	1,413,179	1,473,903
Deferred income taxes	1,751	1,810
Other assets	50,486	50,232

Total assets	$2,292,639	$2,369,215

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable to banks	$108	$1,311
Current portion of long-term obligations	849	843
Accounts payable	26,743	24,728
Accrued expenses and other current liabilities	61,862	79,211
Income taxes payable	31,031	46,935

Total current liabilities	120,593	153,028
Long-term obligations and reserves	18,751	15,798
Pension liabilities	12,634	12,614
Deferred income taxes	221,064	231,939
5.5% Convertible Subordinated Notes due March 1, 2007	172,500	172,500

Total liabilities	545,542	585,879

Minority interest	5,234	4,939

Commitments and contingencies
Stockholders' Equity:
Preferred stock; $0.01 par value, 6,405,884 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value, 125,000,000 shares authorized; 52,291,263 and 51,914,031 shares issued and outstanding	523	519
Additional paid-in-capital	1,829,778	1,818,123
Deferred compensation	(2,226)	(4,209)
Accumulated other comprehensive income (loss)	(2,022)	8,589
Retained deficit	(84,190)	(44,625)

Total stockholders' equity	1,741,863	1,778,397

Total liabilities and stockholders' equity	$2,292,639	$2,369,215

The accompanying notes are an integral part of these consolidated balance sheets.

INVITROGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2001	2000
	(Unaudited)
Revenues	$160,702	$27,291
Cost of revenues	75,858	9,124

Gross margin	84,844	18,167

Operating Expenses:
Sales and marketing	29,235	4,790
General and administrative	15,075	3,578
Research and development	10,189	3,582
Goodwill and other purchased intangibles amortization	69,861	8
Merger costs	3,332	6,427

Total operating expenses	127,692	18,385

Loss from operations	(42,848)	(218)

Other income (expense):
Interest income	5,264	1,886
Interest expense	(2,641)	(1,052)
Other income (expense), net	1,568	(36)

Total other income (expense), net	4,191	798

Income (loss) before provision for income taxes and minority interest	(38,657)	580
Provision for income taxes	596	2,447
Minority interest	312	—

Net loss	$(39,565)	$(1,867)

Loss per common share:
Basic and diluted	$(0.76)	$(0.08)

Weighted average shares used in per share calculation:
Basic and diluted	52,059	22,974

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Three Months Ended March 31,
	2001	2000
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,565)	$(1,867)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	5,093	1,076
Amortization of intangible assets	70,213	166
Amortization of deferred compensation	607	46
Deferred income taxes	(4,728)	3,298
Non-cash merger related costs	781	2,208
Minority interest	295	—
Other non-cash adjustments	246	21
Changes in operating assets and liabilities:
Trade accounts receivable	(15,471)	(2,842)
Inventories	4,577	(114)
Prepaid expenses and other current assets	(3,225)	1,885
Other assets	(292)	86
Accounts payable	2,759	(1,720)
Accrued expenses and other current liabilities	(17,783)	2,087
Income taxes	3,156	(899)

Net cash provided by operating activities	6,663	3,431

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,901)	(2,449)
Payments for intangible assets	(5,445)	(93)

Net cash used in investing activities	(17,346)	(2,542)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net principal payments on lines of credit	(1,176)	(410)
Proceeds from long-term obligations	—	166,999
Principal payments on long-term obligations	(316)	(9,639)
Proceeds from sale of common stock	8,866	5,519

Net cash provided by financing activities	7,374	162,469
Effect of exchange rate changes on cash	(1,395)	1

Net increase (decrease) in cash and cash equivalents	(4,704)	163,359
Cash and cash equivalents, beginning of period	418,899	102,238

Cash and cash equivalents, end of period	$414,195	$265,597

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

    These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 21, 2001.

    On September 14, 2000, we completed our mergers with Life Technologies and Dexter Corporation. Substantially all of the businesses and operations of Dexter were sold prior to the closing of the mergers. Invitrogen retained responsibility for administration of various benefit plans as well as for some legal and environmental matters of Dexter. Both transactions have been accounted for as purchases and, accordingly, the results of operations have been included in the accompanying consolidated financial statements from the date of acquisition, which significantly affects the comparability of the financial information presented.

    Certain reclassifications have been made to conform prior period financial information to the current presentation. These reclassifications had no effect on reported income or losses.

1. Segment Information

    The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." Prior to the merger with Life Technologies, the Company operated in one business segment dedicated to molecular biology research. Beginning in the first quarter of 2001, the Company completed its reorganization into two lines of business, a Molecular Biology division and a Cell Culture division. Segment financial information prior to 2001 has not been provided, as it would be impracticable to do so.

    Unaudited segment information for the three months ended March 31, 2001 is as follows:

(in thousands)(unaudited)	Molecular Biology	Cell Culture	Corporate And Unallocated(1)	Total
Revenues from external customers	$107,191	$53,511	$—	$160,702
Operating income (loss)	$26,089	$11,128	$(80,065)	$(42,848)

(1)
Unallocated items include costs for purchase accounting inventory revaluations of $2.6 million, amortization of deferred compensation of $0.6 million and purchased intangibles of $73.2 million which are not allocated by management for purposes of analyzing the operations since they are non-cash items resulting primarily from purchase accounting.

    The Company has no intersegment revenues. Also, the Company does not currently segregate assets by segment as a significant portion of the Company's total assets are intangible assets and cash and cash equivalents which the Company does not assign to its two operating segments. The Company is evaluating the feasibility and usefulness of assigning its other assets to its Molecular Biology and Cell Culture segments and may report assets by segment in the future.

2. Inventories

    Inventories include material, labor and overhead costs and consist of the following:

(in thousands)	March 31, 2001	December 31, 2000
	(Unaudited)
Raw materials and components	$14,623	$13,901
Work in process	13,044	17,225
Finished goods	58,857	60,538

	$86,524	$91,664

3. Accumulated Depreciation and Amortization

    Accumulated depreciation and amortization of property, plant and equipment was $26.9 million and $22.4 million at March 31, 2001 and December 31, 2000, respectively. Accumulated amortization of intangible assets was $153.0 million and $83.1 million at March 31, 2001 and December 31, 2000, respectively.

4. Loss Per Common Share

    Loss per common share is calculated by dividing net loss by the weighted average shares outstanding during the respective period. For the three months ended March 31, 2001 and 2000, the effect of outstanding stock options and the 5.5% Convertible Subordinated Notes were excluded from the computation of diluted loss per common share since their inclusion would be antidilutive.

5. Comprehensive Loss

    Total comprehensive loss is determined as follows:

	For the Three Months Ended March 31,
(in thousands)(unaudited)
	2001	2000
Net loss	$(39,565)	$(1,867)
Net unrealized losses on investments	(13)	—
Foreign currency translation adjustments	(10,618)	(266)

Total comprehensive loss	$(50,196)	$(2,133)

6. Commitments and Contingencies

    The Company had outstanding letters of credit at March 31, 2001, totaling $8.5 million to support liabilities associated with the Company's self-insurance program and a note payable, which are already reflected in long-term obligations in the consolidated balance sheet at March 31, 2001.

    In September 1999, Life Technologies, Inc., which has now been merged into Invitrogen, submitted a report in connection with a voluntary disclosure to the Department of Veterans Affairs ("VA") regarding matters involving the management of Life Technologies' Federal Supply Schedule contract with the VA that had been in effect since April 1992. As part of the disclosure, Life Technologies offered to provide a refund to the government in the amount of $3.9 million. Life Technologies expensed this amount in September 1999. Life Technologies has made a cash payment of $1.1 million to the VA and the Company assumed an accrued liability of $2.8 million at March 31, 2001, which is included in the accompanying consolidated balance sheets. There can be no assurance that the government will agree with Life Technologies' assessment of this matter or accept the offered refund amount. Consequently, it is possible the final resolution of this matter could materially differ from Life Technologies proposal and could have a material adverse effect on Invitrogen's consolidated financial position, operating results and/or cash flows when resolved in a future reporting period.

    Apart from the matters above, the Company is subject to other potential liabilities under government regulations and various claims and legal actions which are pending or may be asserted. These matters have arisen in the ordinary course and conduct of the Company's pending business and some are expected to be covered, at least partly, by insurance. Estimated amounts for claims that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters which are pending or may be asserted could be decided unfavorably to the Company. Although the amount of liability at March 31, 2001 with respect to these matters cannot be ascertained, the Company believes that any resulting liability should not materially affect the Company's consolidated financial statements.

7. Supplemental Cash Flow Information

	For the Three Months Ended March 31,
(in thousands)(unaudited)
	2001	2000
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$4,842	$171

Cash paid for income taxes	$3,071	$74

Noncash Investing and Financing Activities:
Fair market value reduction of deferred compensation	$1,376	$—

Stock issued for merger costs	$—	$2,208

8. Derivative Financial Instruments

    The Company uses forward sale agreements to manage exposure to currency exchange rate risk on existing and anticipated transactions. On January 1, 2001 the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," and various related implementation pronouncements. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging instruments. SFAS No. 133, as amended, requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through the statement of operations. If the derivative qualifies for hedge accounting, depending on the nature of the hedge, changes in fair value of the hedged assets, liabilities or firm commitments are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not enter into financial instruments for speculation or trading purposes. The implementation of SFAS No. 133, as amended, did not have a material impact on the Company's consolidated financial statements for the periods presented in this Form 10-Q.

9. Preferred Stock Purchase Rights Plan

    On February 27, 2001, the Board of Directors of Invitrogen adopted a Preferred Stock Purchase Rights Plan. Under the plan, stockholders received one "right" to purchase one one-hundredth of a share of preferred stock for each outstanding share of common stock held of record at the close of business on March 30, 2001. The rights, which will initially trade with the common stock, become exercisable to purchase one one-hundredth of a share of preferred stock, at $250.00 per right, when someone acquires 15% or more of Invitrogen's common stock or announces a tender offer which could result in such person owning 15% or more of the common stock. Each one one-hundredth of a share of preferred stock has terms designed to make it substantially the economic equivalent of one share of common stock. Prior to someone acquiring 15%, the rights can be redeemed for $0.001 each by action of the Board of Directors. Under certain circumstances, if someone acquires 15% or more of the common stock, the rights permit Invitrogen stockholders other than the acquiror to purchase Invitrogen common stock having a market value of twice the exercise price of the rights, in lieu of the preferred stock. In addition, in the event of certain business combinations, the rights permit purchase of the common stock of an acquiror at a 50% discount. Rights held by the acquiror will become null and void in both cases. The rights expire on April 1, 2011. The rights distribution will not be taxable to stockholders.

10. Subsequent Event

    In May 2001, we sold our Rockville, Maryland facility and received $53.4 million in cash, net of closing costs. The Company will not recognize any gain or loss on this sale as the assets sold were acquired in the Life Technologies merger and, in accordance with purchase accounting rules, the assets' cost in the consolidated balance sheet will be adjusted to this fair market value. The adjustment, net of applicable taxes, is allocated to goodwill.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

    Any statements in this Quarterly Report on Form 10-Q concerning the Company's business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; together with other statements that are not historical facts, are "forward-looking statements" as that term is defined under the Federal Securities Laws. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "project," and "continue" or similar words. You should read statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to, those discussed below under "Risk Factors That May Affect Future Results" and elsewhere in this Quarterly Report as well as other risks and uncertainties detailed in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 21, 2001. The Company does not undertake any obligations to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We develop, manufacture, and market products for the life sciences markets. Our products are principally research tools in reagent and kit form, biochemicals, sera, media and other products and services we sell to corporate, academic, and government entities. We focus our business on two principal segments:

  •
  Molecular Biology Products. We are a leading supplier of research kits that simplify and improve gene cloning, gene expression, and gene analysis techniques. We also supply a full range of related molecular biology products including enzymes, nucleic acids and other biochemicals and reagents.

  •
  Cell Culture Products. We are also a leading supplier of sera, cell and tissue culture media and reagents used in both life sciences research and in processes to grow cells in the laboratory and to produce pharmaceuticals and other materials made by cultured cells.

    Our Molecular Biology and Cell Culture Products are used for research purposes, and, their use by our customers is not regulated by the United States Food and Drug Administration (FDA) or by any comparable international organization, with several limited exceptions. Some of our Cell Culture Products and manufacturing sites are subject to FDA regulation and oversight and are required to comply with the Quality System Regulations (GMPs) described in 21 CFR part 820. Additionally, some of these same sites and products are intended to comply with certain voluntary quality programs such as ISO 9001.

    We manufacture the majority of our products in our manufacturing facilities in Carlsbad and San Diego, California; Frederick, Maryland; Grand Island, New York; Inchinnan, Scotland; and Huntsville, Alabama. In addition, we purchase products from third-party manufacturers for resale. We also have manufacturing facilities in Germany, New Zealand, Japan, Brazil, and Israel.

    We sell our products throughout the world via subsidiaries and distributors in a number of foreign countries. The majority of our sales activities are conducted through a dedicated direct sales organization located in the United States and a number of foreign countries. We also conduct marketing and distribution activities through our subsidiaries. Additionally, we sell through international distributors who resell Invitrogen kits and products. These distributors are located primarily in selected territories in Europe, the Middle East, South America and Asia. We may choose in the future to establish a direct sales organization in these and additional territories.

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

    On September 14, 2000, we completed our mergers with Life Technologies and Dexter. Substantially all of the businesses and operations of Dexter were sold prior to the closing of the mergers. Both transactions have been accounted for as purchases and, accordingly, the results of operations have been included in the accompanying consolidated financial statements from the date of acquisition, which significantly affects the comparability of the financial information presented.

    On February 2, 2000, and June 21, 2000, we completed our mergers with Research Genetics and Ethrog, respectively. Both transactions have been accounted for as pooling of interests, and the consolidated financial statements have been restated for all periods prior to the mergers to reflect the combined financial and operating results of Invitrogen, Research Genetics and Ethrog.

    Effective in the first quarter of 2001, we have reorganized into two lines of business, a Molecular Biology division and a Cell Culture division and, for the first time, are reporting results by segment for the first quarter of 2001.

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

RESULTS OF OPERATIONS

  Business Segment Highlights for the Three Months Ended March 31, 2001.

(in thousands)	Molecular Biology	Cell Culture	Corporate And Unallocated(1)	Total
	(Unaudited)
Revenues from external customers	$107,191	$53,511	$—	$160,702
Gross margin	65,378	22,099	(2,633)	84,844
Gross margin as a percentage of revenues	61%	41%	53%
Selling, administrative and R&D	39,289	10,971	4,239	54,499
Amortization and merger costs	—	—	73,193	73,193

Operating income (loss)	$26,089	$11,128	$(80,065)	$(42,848)

(1)
Unallocated items include costs for purchase accounting inventory revaluations of $2.6 million, amortization of deferred compensation of $0.6 million and purchased intangibles of $73.2 million which are not allocated by management for purposes of analyzing the operations since they are non-cash items resulting primarily from purchase accounting.

    Revenues.  Revenues for the three months ended March 31, 2001 increased $133.4 million, or 489%, from $27.3 million in 2000 to $160.7 million for 2001. The acquisition of Life Technologies accounted for a significant portion of the increase in revenues. Due to the integration of our operations that began during the fourth quarter of 2000, the precise amount of the increase in revenues due to Life Technologies is not determinable.

    Pro Forma and Segment Revenues.  Pro forma and segment revenues for the quarter ended March 31, 2000 are provided on an unaudited, pro forma basis, assuming that the merger with Life Technologies occurred on January 1, 2000. Revenues for the three months ended March 31, 2001 increased $20.0 million, or 14%, from pro forma revenues of $140.7 million in 2000 to $160.7 million in 2001. Changes in foreign exchange rates when comparing the first quarter of 2001 with the pro forma first quarter of 2000 reduced dollar-denominated revenues by $5.6 million. Holding foreign exchange rates constant with those during the first quarter of 2000, revenues during the first quarter of 2001 would have been $166.3 million, an increase of 18% from pro forma 2000 revenues.

    Revenues for the Molecular Biology segment increased $16.5 million, or 18%, from pro forma segment revenues of $90.7 million for the three months ended March 31, 2000 to $107.2 million in 2001. The $107.2 million of Molecular Biology revenues in 2001 is comprised of $101.4 million of continuing products and $5.8 million of products that were recently discontinued or that we plan to discontinue in the near future. On a pro forma basis, changes in foreign exchange rates reduced dollar-denominated Molecular Biology revenues by $3.2 million when comparing the first quarter of 2001 with pro forma revenues in the first quarter of 2000. Sales of continuing Molecular Biology products would have increased 27% from pro forma 2000 revenues if foreign exchange rates had remained constant.

    Revenues for the Cell Culture segment increased $3.5 million, or 7%, from pro forma segment revenues of $50.0 million in 2000 to $53.5 million in 2001. On a pro forma basis, changes in foreign exchange rates during 2001 reduced dollar-denominated revenues by $2.4 million. Holding foreign exchange rates constant with those during the first quarter of 2000, revenues for cell culture products during the first quarter of 2001 would have been $55.9 million, an increase of 12% from 2000.

    These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the combinations been in effect on January 1, 2000, or of future results of operations.

    We expect that future revenues will be affected by the integration of Life Technologies in addition to new product introductions, competitive conditions, customer research budgets, the rate of expansion of our customer base, product discontinuations, and foreign currency rates.

    Gross Margin.  The Company's gross margin for the three months ended March 31, 2001 was 53% compared with 67% for the same period in 2000. Gross margin was reduced primarily by the inclusion of Life Technologies' comparatively lower gross margins, especially for the Cell Culture segment, as well as by the sale of Life Technologies' products previously written-up under purchase accounting rules. Excluding the $2.6 million increased cost of written-up Life Technologies products, gross margin would have been 54% in the first quarter of 2001. This margin compares to the fourth quarter 2000 gross margin of 51%, which also excludes the cost of written-up inventory under purchase accounting rules. The three percentage point increase in gross margins as a percentage of revenue from the fourth quarter of last year has resulted principally from the Company's programs to improve margins through higher selling prices and reduced manufacturing and distribution costs.

    Gross margins for the Molecular Biology segment for the first quarter of 2001 were 61% and for the Cell Culture segment were 41%.

    We believe that gross margin for future periods will be affected by the integration of Life Technologies in addition to sales volumes, competitive conditions, royalty payments on licensed technologies, and foreign currency rates.

    The functional currency of our foreign subsidiaries is generally the dominant currency in the respective country of residence of the subsidiary. The translation from the functional currency to the U.S. Dollar for revenue and expenses is based on the average exchange rate during the period. Large increases or decreases in the spread between currencies have affected and may continue to affect reported revenues, revenue growth rates, gross margins, and reported income or losses. Certain subsidiaries also conduct their business in the currencies of their significant customers. Exchange gains or losses arising from transactions denominated in these currencies are recorded in the consolidated statements of operations using the actual exchange rate differences on the date of the transaction. Large increases or decreases in these currency fluctuations could also have an impact on reported revenues, revenue growth rates, gross margins and reported income or losses.

    Sales and Marketing.  Sales and marketing expenses increased $24.4 million from $4.8 million for the three months ended March 31, 2000 to $29.2 million for 2001. As a percentage of revenues, sales and marketing expenses remained the same at 18% for these periods. The addition of Life Technologies accounted for the majority of the absolute increase for 2001.

    Sales and marketing expenses for the Molecular Biology segment were $22.3 million, or 21% of segment revenues and for Cell Culture were $6.7 million, or 13% of segment revenues.

    General and Administrative.  General and administrative expenses for the three months ended March 31 increased $11.5 million from $3.6 million in 2000 to $15.1 million in 2001. As a percentage of revenues for the same periods, general and administrative expenses decreased from 13% to 9%.

    The absolute increase resulted from the addition of Life Technologies along with continued expansion of administrative resources to support our growth. The decline as a percentage of revenues occurred as a fixed portion of our general and administrative expenses was spread over a larger revenue base.

    General and administrative expenses for the Molecular Biology segment were $8.2 million, or 8% of segment revenues and for Cell Culture were $2.9 million, or 5% of segment revenues.

    Research and Development.  Research and development expenses increased $6.6 million from $3.6 million for the three months ended March 31, 2000, to $10.2 million for 2001. As a percentage of revenues, research and development expenses decreased from 13% in 2000 to 6% in 2001.

    The absolute increase in research and development expenses resulted primarily from the addition of Life Technologies, new collaborative research and development projects and expanded research and development facilities. The decline as a percentage of revenues also reflects the impact of Life Technologies, whose historical percentage has averaged 5% to 6% of revenues.

    Research and development expenses for the Molecular Biology segment were $8.7 million, or 8% of segment revenues and for Cell Culture were $1.4 million, or 3% of segment revenues.

    Goodwill and Other Purchased Intangibles Amortization.  The increase in the amortization of intangible assets from $8,000 for the three months ended March 31, 2000 to $69.9 million for the same period in 2001 is due to the amortization of intangible assets acquired with Life Technologies, which are amortized using the straight-line method primarily over periods ranging from five to thirteen years.

    Merger Costs.  Merger costs for the three months ended March 31, 2001 totaled $3.3 million and are for the restructuring and integration of the operations of Life Technologies and Invitrogen that are not part of the purchase price of the acquisition since the costs incurred benefit future operations of the combined companies. Due to the ongoing restructuring, additional integration costs are expected to range from $2 million to $5 million during the remainder of 2001.

    Merger costs for the three months ended March 31, 2000 represent net costs associated with the NOVEX and Research Genetics mergers that are expensed under the pooling method of accounting and totaled $6.4 million.

    Interest Income.  Interest income increased by $3.4 million from $1.9 million for the three months ended March 31, 2000, to $5.3 million for 2001. The increase was mainly attributable to larger balances of cash and investments during the three months ended March 31, 2001.

    Interest Expense.  Interest expense increased by $1.5 million from $1.1 million for the three months ended March 31, 2000, to $2.6 million for 2001 due mainly to interest on the 5.5% Convertible Subordinated Notes that were issued in March 2000.

    Other Income (Expense), net.  Other income (expense), net, increased by $1.6 million from $36,000 of net other expense for the three months ended March 31, 2000, to $1.6 million in net other income for 2001 due mainly to a $1.3 million gain on the sale of an electrophoresis product line acquired in the merger with Life Technologies.

    Provision for Income Taxes.  The income tax provision for the three months ended March 31, 2001 was $0.6 million on a pre-tax loss of $38.7 million. Included in the pre-tax loss are certain merger related costs and amortization expense of certain purchased intangibles that are not deductible for tax purposes. Excluding the impact of these costs and expense our effective tax rate was 35.5% for the three months ended March 31, 2001 compared with 35.3% for the full year 2000.

LIQUIDITY AND CAPITAL RESOURCES

    Operating activities provided net cash of $6.7 million during the three months ended March 31, 2001. The net reduction of $17.8 million in accrued expenses and other current liabilities from December 31, 2000 required significant cash payments for accrued merger costs, accrued payroll taxes from stock option exercises and accrued interest on the Convertible Subordinated Notes. Net cash from investing activities used $17.3 million and includes capital expenditures and payments for intangible assets during the three months ended March 31, 2001 which totaled $11.9 million and $5.4 million, respectively. Net cash generated from financing activities totaled $7.4 million, and reflects $8.9 million in net proceeds from stock issued under employee stock plans, reduced by $1.5 million that was used to paydown debt obligations.

    On September 14, 2000, we completed our mergers with Life Technologies and Dexter. Certain costs associated with the restructuring of existing Invitrogen operations and costs necessary to integrate the businesses of Invitrogen and Life Technologies that are expected to benefit future operations are estimated to range from $5.5 million to $8.5 million in 2001. As of March 31, 2001, $3.5 million of these costs have been incurred and recognized as expense in merger costs in the consolidated statements of operations.

    During the three months ended March 31, 2001, we recorded a reduction in our current tax liability of $4.8 million representing amounts deductible for income tax purposes for non-qualified stock option exercises and disqualifying dispositions of our common stock by employees during the year. This benefit is reflected as additional paid-in-capital in the March 31, 2001, consolidated balance sheets.

    As of March 31, 2001, we had cash and cash equivalents of $414.2 million and working capital of $523.3 million, excluding restricted cash and investments. Our funds are currently invested in overnight money market accounts, time deposits, commercial paper, corporate debt, U.S. treasury obligations and government agency notes. As of March 31, 2001, foreign subsidiaries in France, Japan, New Zealand and Australia had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The U.S. Dollar equivalent of these facilities total $5.5 million, of which $0.1 million was outstanding at March 31, 2001. There are no parent company guarantees associated with these facilities.

    In May 2001, we sold our Rockville, Maryland facility and received $53.4 million in cash, net of closing costs. The Company will not recognize any gain or loss on this sale as the assets sold were acquired in the Life Technologies merger and, in accordance with purchase accounting rules, the assets' cost in the consolidated balance sheet will be adjusted to this fair market value. The adjustment, net of applicable taxes, is allocated to goodwill.

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

DERIVATIVE FINANCIAL INSTRUMENTS

    We are exposed to market risk related to changes in foreign currency exchange rates, commodity prices, and interest rates, and selectively use financial instruments to manage these risks. We do not enter into financial instruments for speculation or trading purposes.

    We use forward sale agreements to manage exposure to currency exchange rate risk on existing and anticipated transactions. We hedge currency exposures of firm commitments and specific assets and liabilities denominated in non-functional currencies to protect against the possibility of diminished cash flow and adverse impact on earnings. Our currency exposures vary, but are primarily concentrated in the Euro, British Pound Sterling, Australian Dollar and Japanese Yen. At March 31, 2001, we had $2.6 million in financial instruments outstanding as hedges of currency risk which expire on various dates through May 2001. Our exposure to commodity price changes relates to certain manufacturing operations that utilize certain commodities as raw materials. We manage our exposure to changes in those prices primarily through its procurement and sales practices.

    These financial exposures are monitored and managed by us as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on our results.

    On January 1, 2001 we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," and various related implementation pronouncements. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging instruments. SFAS No. 133, as amended, requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through the statement of operations. If the derivative qualifies for hedge accounting, depending on the nature of the hedge, changes in fair value of the hedged assets, liabilities or firm commitments are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. We do not enter into financial instruments for speculation or trading purposes. The implementation of SFAS No. 133, as amended, did not have a material impact on our consolidated financial statements for the periods presented in this Form 10-Q.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

    The financial statements of our non-U.S. operations are translated to U.S. Dollars for consolidation using exchange rates at period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Net exchange gains or losses resulting from the translation of foreign financial statements, the effect of exchange rate changes on intercompany transactions of a long-term investment nature, and net exchange rate gains and losses on foreign currency transactions that are designated as, and are effective as, economic hedges of the net investment in a foreign entity are recorded as a separate component of stockholders' equity. These adjustments will affect net income only upon sale or liquidation of the underlying non-U.S. investment.

    Many of our reporting entities conduct a portion of their business in currencies other than the entity's functional currency. These transactions give rise to receivables or payables that are denominated in currencies other than the entity's functional currency. Changes in the exchange rates between the functional currency and the currency in which the transaction is denominated result in currency transaction gains and losses that are included in the determination of income. Currency exchange gains and losses realized on business transactions were $0.5 million and $0.2 million in net losses for the three months ended March 31, 2001 and 2000, respectively.

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

    Companies operating in or conducting business in EEC member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling the existing currencies, as well as the Euro. It has been determined that the current version of financial and order processing systems at Life Technologies are not Euro compliant. A project plan has been established to upgrade the software to a Euro compliant version during the third quarter of this year. The estimated cost to upgrade the software is $0.3 million. We have tested the internal systems for the existing Invitrogen systems and are able to process orders and invoices in the Euro as well as the local currency for the members of the monetary union. To date we have spent immaterial amounts to comply with these statutory requirements. These assessments have not been independently verified. However, we have not determined the costs related to any problems that may arise in the future due to the inability of any of our customers or vendors to comply with the statutory requirements. Any such problems may materially adversely affect our business, operating results and financial condition.

FORWARD-LOOKING STATEMENTS

    Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," "outlook" and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from the results expressed in the statements. Any forward-looking statements are qualified in their entirety by reference to the factors discussed below under "Risk Factors that May Affect Future Results" as well as other risks and uncertainties detailed in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 21, 2001. The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward- looking statements made in this Quarterly Report on Form 10-Q. Among the key factors that have a direct impact on our results of operations are:

  •
  general economic and business conditions;

  •
  industry trends;

  •
  our assumptions about customer acceptance, overall market penetration and competition from providers of alternative products and services;

  •
  our actual funding requirements; and

  •
  availability, terms and deployment of capital.

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

    You should carefully consider the following risks, together with other matters described in this Quarterly Report on Form 10-Q or incorporated herein by reference, before making an investment in our securities. If any of the following risks occurs, our business, financial condition or operating results could be materially adversely affected. In such case, the trading price of our securities could decline, and you could lose all or part of your investment. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

Failure to Integrate Successfully Life Technologies and Other Companies Into Our Operations Could Reduce Our Revenues and Profits.

    We completed our merger with Life Technologies on September 14, 2000. In addition, since the beginning of 2000 Invitrogen has acquired Dexter Corporation, Research Genetics, Inc. and Ethrog Biotechnologies, Ltd. Our integration of the operations of Life Technologies and these previously-acquired companies will require significant efforts from each company, including the coordination of research and development and sales and marketing efforts. We may find it difficult to integrate the operations of these acquired companies. A number of Life Technologies employees have left Invitrogen or have been terminated, and others may leave or be terminated because of the merger. Under the terms of the Change-In-Control Agreements of certain of these former employees, we have made significant lump sum cash payments and are required to maintain certain benefits for a two-year period. Additional employee terminations or resignations or facility closures may require us to make additional severance or other payments and may result in litigation.

    Our U.S. headquarters and the bulk of our other operations are located in Carlsbad, California. The headquarters of our Life Technologies operations is currently located in Rockville, Maryland. Research Genetics is located in Huntsville, Alabama, and Ethrog is located in Israel. The fact that our facilities are physically separated could make it difficult for us to communicate effectively with, manage and integrate these companies' staffs and operations with the rest of Invitrogen. Such difficulties could significantly hurt our operations and consequently our financial results.

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

    Factors that will affect the success of the mergers include:

  •
  changes in the favorable market reaction to the combined companies' significant products;

  •
  competitive factors, including technological advances attained by competitors and patents granted to, or contested by competitors, which would result in increased efficiency in their ability to compete against us;

  •
  the ability of the combined company to increase sales of all such companies' products; and

  •
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

    It is difficult to manage this rapid growth and our future success depends on our ability to implement:

  •
  research and product development;

  •
  sales and marketing programs;

  •
  customer support programs;

  •
  operational and financial control systems; and

  •
  recruiting and training of new personnel.

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

  •
  limiting our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements, or other purposes;

  •
  limiting our flexibility in planning for, or reacting to, changes in our business;

  •
  placing us at a competitive disadvantage relative to our competitors who have lower levels of debt;

  •
  making us more vulnerable to a downturn in our business or the economy generally; and

  •
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

    In the past Invitrogen has experienced, and is likely to experience in the future, delays in the development and introduction of products. We cannot assure you that we will keep pace with the rapid rate of change in life sciences research, or that our new products will adequately meet the requirements of the marketplace or achieve market acceptance. Some of the factors affecting market acceptance of new products include:

  •
  availability, quality and price relative to competitive products;

  •
  the timing of introduction of the product relative to competitive products;

  •
  scientists' opinions of the product's utility;

  •
  citation of the product in published research; and

  •
  general trends in life sciences research.

    The expenses or losses associated with unsuccessful product development activities or lack of market acceptance of our new products could materially adversely affect our business, financial condition and results of operations.

Inability to Protect Our Technologies Could Affect Our Ability to Compete.

    Our success depends to a significant degree upon our ability to develop proprietary products and technologies. However, we cannot assure you that patents will be granted on any of our patent applications. We also cannot assure you that the scope of any of our issued patents will be sufficiently broad to offer meaningful protection. We only have patents issued in selected countries. Therefore, third parties can make, use, and sell products covered by our patents in any country in which we do not have patent protection. In addition, our issued patents or patents we license could be successfully challenged, invalidated or circumvented so that our patent rights would not create an effective competitive barrier. We license the right to use our products to our customers under label licenses that are for research purposes only. These licenses could be contested and we cannot assure you that we would either be aware of an unauthorized use or be able to enforce the restrictions in a cost-effective manner. Our Life Technologies operation has incurred substantial costs in enforcing its intellectual property rights in the past, and we expect to incur such costs in the future.

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

    There are a number of risks arising from our international business, including:

  •
  general economic and political conditions in the markets in which we operate;

  •
  potential increased costs associated with overlapping tax structures;

  •
  potential trade restrictions and exchange controls;

  •
  more limited protection for intellectual property rights in some countries;

  •
  difficulties and costs associated with staffing and managing foreign operations;

  •
  uncertain effects of the movement in Europe to a unified currency;

  •
  slower growth in the European market before the unified currency is fully adopted;

  •
  unexpected changes in regulatory requirements;

  •
  the difficulties of compliance with a wide variety of foreign laws and regulations;

  •
  longer accounts receivable cycles in certain foreign countries; and

  •
  import and export licensing requirements.

    A significant portion of our business is conducted in currencies other than the U.S. Dollar, which is our reporting currency. We recognize foreign currency gains or losses arising from our operations in the period incurred. As a result, currency fluctuations between the U.S. Dollar and the currencies in which we do business have caused and will continue to cause foreign currency transaction gains and losses. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures, and the potential volatility of currency exchange rates. We engage in limited foreign exchange hedging transactions to manage our foreign currency exposure, but we cannot assure you that our strategies will adequately protect our operating results from the effects of exchange rate fluctuations.

    The Asia/Pacific region in the past has experienced unstable economic conditions and significant devaluation in its currencies. The economic situation in the region may result in slower payments of outstanding receivable balances. To the extent the Asia/Pacific region becomes increasingly important, or to the extent factors affecting the region begin to affect other geographic locations, our business could be damaged by weakness in this economies in this region. Prior to the merger of Life Technologies into Invitrogen on September 14, 2000, this region did not represent a significant portion of our revenues. However, for the year 2000 we recorded $27.2 million in product sales to unrelated customers in the Asia/Pacific region which represents approximately 11% of our total revenues for the year.

If We, or Our Customers or Vendors, are Unable to Upgrade Our Financial Systems to Comply with the Statutory Requirements for Euro Compliance, our Business, Operating results and Financial Condition May be Adversely Affected.

    Companies operating in or conducting business in European Economic Community (EEC) member states must ensure that their financial and other software systems are capable of processing transactions and properly handling the existing currencies, as well as the Euro. The current version of financial and order processing systems at Life Technologies are not able to process orders and invoices in the Euro. We have established a project plan to upgrade the software to a Euro compliant version by the third quarter of 2001. We cannot assure you that we will be able to accomplish this plan as we have scheduled or by the January 1, 2002 deadline set by the EEC. Additionally, we have not determined the costs related to any problems that may arise in the future due to the inability of any of our customers or vendors to comply with the statutory requirements. Any such problems may materially adversely affect our business, operating results and financial condition.

The Market Price of Our Stock and Convertible Notes Could be Volatile.

    The market price of our common stock has been subject to volatility and, in the future, the market price of our common stock and convertible notes may fluctuate substantially due to a variety of factors, including:

  •
  quarterly fluctuations in our operating income and earnings per share results;

  •
  technological innovations or new product introductions by us or our competitors;

  •
  economic conditions;

  •
  disputes concerning patents or proprietary rights;

  •
  changes in earnings estimates by market research analysts;

  •
  sales of common stock by existing holders;

  •
  loss of key personnel; and

  •
  securities class actions or other litigation.

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

Our Operating Results May Fluctuate in Future Periods.

    The results of operations for any quarter are not necessarily indicative of results to be expected in future periods. Our operating results have, in the past, been, and will continue to be, subject to quarterly fluctuations as a result of a number of factors. These factors include, but are not limited to:

  •
  the integration of people, operations and products from acquired businesses and technologies;

  •
  our ability to introduce new products successfully;

  •
  market acceptance of existing or new products;

  •
  competitive product introductions;

  •
  currency rate fluctuations;

  •
  changes in customer research budgets which are influenced by the timing of their research and commercialization efforts and their receipt of government grants;

  •
  our ability to manufacture our products efficiently;

  •
  our ability to control or adjust research and development, marketing, sales and general and administrative expenses in response to changes in revenues; and

  •
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

  •
  we may issue preferred stock with rights senior to those of our common stock;

  •
  we have a classified board of directors;

  •
  our by-laws prohibit action by written consent by stockholders;

  •
  our Board of Directors has the exclusive right to fill vacancies and set the number of directors;

  •
  cumulative voting is not allowed; and

  •
  we require advance notice for nomination of directors and for stockholder proposals.

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

  •
  changes in pricing or availability of fetal bovine serum;

  •
  the possibility of adverse rulings by or adverse developments in negotiations with the government;

  •
  litigation risks;

  •
  potential environmental liabilities; and

  •
  other risks detailed in the filings by Life Technologies, Inc. with the Securities and Exchange Commission.

    We cannot assure you that we will be able to manage these risks in such a manner as will not adversely affect our business.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

    We are subject to interest rate risk. Our investment portfolio is maintained in accordance with our investment policy which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. We do not utilize any form of interest rate swap agreements to manage our exposure to fluctuations in earnings due to changes in interest rates. As of March 31, 2001, cash and cash equivalents are invested in securities with maturities of less than 90 days. Since the fair value of our cash and cash equivalents approximated carrying value due to the short-term nature of the investments, any increase in interest rates would not have a material impact on the ending value of our cash equivalents. We would, however, be at risk for lower earnings should interest rates decline dramatically.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

    None.

Item 2. Changes in Securities and Use of Proceeds

    Not applicable.

Item 3. Defaults Upon Senior Securities

    Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

  (a)
  The Annual Meeting of Stockholders was held on April 26, 2001.

  (b)
  See (c) below.

  (c)
  PROPOSAL I. The following members of the Board of Directors were elected to serve for three years and until their successors are elected and qualified:

	Total Votes for Each Director	Total Votes Withheld from Each Director
Kurt R. Jaggers	40,430,187	853,026
Bradley G. Lorimier	39,912,075	1,371,138

      The terms of office of the following directors also continued after such meeting:

Lyle C. Turner, Chairman Thomas H. Adams, Ph.D. James R. Glynn Donald W. Grimm David E. McCarty Jay M. Short, Ph.D. Lewis J. Shuster

    PROPOSAL II. A proposal to amend the Invitrogen Corporation 1997 Stock Option Plan to provide that the maximum aggregate number of shares of Stock with respect to which Options may be granted during any calendar year to an Employee may not exceed 500,000 shares, or, in the case of a calendar year during which an Employee first commences employment with any participating Company, 1,000,000 shares was approved by 30,259,976 affirmative votes vs. 10,972,041 negative votes vs. 51,196 abstentions.

    PROPOSAL III. A proposal to ratify the appointment of Arthur Andersen LLP as the Company's independent public accountants of the Company for the year ending December 31, 2001 was approved by 41,150,847 affirmative votes vs. 118,410 negative votes vs. 13,956 abstentions.

  (d)
  Not applicable.

Item 5. Other Information

    Not applicable.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  The following exhibits are filed as part of this report:

3.1	Restated Certificate of Incorporation of the Company, as amended(1)
3.2	Amended and Restated Bylaws of Invitrogen(2)
3.3	Certificate of Correction Dated February 21, 2001 to the Restated Certificate of Incorporation of Invitrogen
3.4	Certificate of Designation, Preferences and Right of the Terms of the Series B Preferred Stock dated March 27, 2001
10.1	Fifth Amendment to the Invitrogen Corporation 1997 Stock Option Plan, as amended, and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder(3)
10.2	Contract of sale dated March 7, 2001, between Invitrogen Corporation and Human Genome Sciences, Inc.

(1)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2000 (File No. 000-25317)

(2)
Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-68665)

(3)
The Fifth Amendment is filed herewith. The 1997 Stock Option Plan and forms of Incentive Stock Option Agreement and Nonstaturory Stock Option Agreement thereunder are incorporated by reference to the Registrant's Registration Statement on Form S-4 (File No. 333-43674).

(b)
The following reports on Forms 8-K were filed during the quarter ended March 31, 2001:

1)
A Form 8-K dated March 30, 2001was filed on March 30, 2001 to report the adoption of a rights agreement by the Company's Board of Directors on February 27, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVITROGEN CORPORATION
Date: May 14, 2001	By:	/s/ James R. Glynn James R. Glynn Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

INDEX TO EXHIBITS

3.1	Restated Certificate of Incorporation of the Company, as amended(1)
3.2	Amended and Restated Bylaws of Invitrogen(2)
3.3	Certificate of Correction Dated February 21, 2001 to the Restated Certificate of Incorporation of Invitrogen
3.4	Certificate of Designation, Preferences and Right of the Terms of the Series B Preferred Stock dated March 27, 2001
10.1	Fifth Amendment to the Invitrogen Corporation 1997 Stock Option Plan, as amended, and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder(3)
10.2	Contract of sale dated March 7, 2001, between Invitrogen Corporation and Human Genome Sciences, Inc.

(1)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2000 (File No. 000-25317)
(2)
Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-68665)
(3)
The Fifth Amendment is filed herewith. The 1997 Stock Option Plan and forms of Incentive Stock Option Agreement and Nonstaturory Stock Option Agreement thereunder are incorporated by reference to the Registrant's Registration Statement on Form S-4 (File No. 333-43674).

QuickLinks

CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SIGNATURES
INDEX TO EXHIBITS