Form 10-Q
period 2001-06-30
INVITROGEN CORP
filed 2001-08-09
CIK 1073431

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

OR
/x/	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 0-25317

INVITROGEN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	33-0373077
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1600 Faraday Avenue, Carlsbad, CA	92008
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (760) 603-7200

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of August 1, 2001 there were 52,738,750 shares of the registrant's Common Stock, par value $.01 per share, outstanding.

PART 1 FINANCIAL INFORMATION
Item 1. Financial Statements

INVITROGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value data)

	June 30, 2001	December 31, 2000
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$503,162	$418,899
Short-term investments	727	—
Restricted cash and investments	9,423	11,757
Trade accounts receivable, net of allowance for doubtful accounts of $6,029 and $5,535	101,109	87,195
Inventories	88,377	91,664
Deferred income taxes	20,252	28,567
Prepaid expenses and other current assets	17,989	33,667

Total current assets	741,039	671,749
Property, plant and equipment, net	131,879	171,521
Intangible assets, net	1,334,087	1,473,903
Deferred income taxes	2,179	1,810
Other assets	49,387	50,232

Total assets	$2,258,571	$2,369,215

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable to banks	$3,072	$1,311
Current portion of long-term obligations	497	843
Accounts payable	25,068	24,728
Accrued expenses and other current liabilities	68,967	79,211
Income taxes	32,002	46,935

Total current liabilities	129,606	153,028
Long-term obligations and reserves	17,807	15,798
Pension liabilities	12,978	12,614
Deferred income taxes	199,030	231,939
5.5% Convertible Subordinated Notes due March 1, 2007	172,500	172,500

Total liabilities	531,921	585,879

Minority interest	2,252	4,939

Commitments and contingencies	—	—
Stockholders' Equity:
Preferred stock; $0.01 par value, 6,405,884 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value, 125,000,000 shares authorized; 52,673,924 and 51,914,031 shares issued and outstanding	527	519
Additional paid-in-capital	1,847,938	1,818,123
Deferred compensation	(1,397)	(4,209)
Accumulated other comprehensive income (loss)	(3,382)	8,589
Retained deficit	(119,288)	(44,625)

Total stockholders' equity	1,724,398	1,778,397

Total liabilities and stockholders' equity	$2,258,571	$2,369,215

The accompanying notes are an integral part of these consolidated balance sheets.

INVITROGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
Revenues	$159,327	$27,692	$320,029	$54,983
Cost of revenues	72,179	8,869	148,037	17,993

Gross margin	87,148	18,823	171,992	36,990

Operating Expenses:
Sales and marketing	26,654	5,520	55,889	10,310
General and administrative	15,226	3,449	30,301	7,027
Research and development	9,825	3,784	20,014	7,366
Goodwill and other purchased intangibles amortization	68,877	8	138,738	16
Merger costs	1,659	153	4,991	6,580

Total operating expenses	122,241	12,914	249,933	31,299

Income (loss) from operations	(35,093)	5,909	(77,941)	5,691

Other income (expense):
Interest income	5,532	3,969	10,796	5,855
Interest expense	(2,727)	(2,633)	(5,368)	(3,685)
Other income, net	1,344	333	2,912	297

Total other income, net	4,149	1,669	8,340	2,467

Income (loss) before provision for income taxes and minority interest	(30,944)	7,578	(69,601)	8,158
Provision for income taxes	3,711	2,752	4,307	5,199
Minority interest	443	—	755	—

Net income (loss)	$(35,098)	$4,826	$(74,663)	$2,959

Earnings (loss) per common share:
Basic	$(0.67)	$0.20	$(1.43)	$0.13

Diluted	$(0.67)	$0.19	$(1.43)	$0.12

Weighted average shares used in per share calculation:
Basic	52,452	23,575	52,255	23,275
Diluted	52,452	25,282	52,255	25,365

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Six Months Ended June 30,
	2001	2000
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(74,663)	$2,958
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	9,252	2,433
Amortization of intangible assets	138,879	16
Amortization of deferred compensation	1,291	90
Deferred income taxes	(14,724)	6,519
Non-cash merger related costs	781	2,390
Minority interest	387	—
Other non-cash adjustments	(104)	11
Changes in operating assets and liabilities:
Trade accounts receivable	(18,500)	(2,820)
Inventories	1,359	(759)
Prepaid expenses and other current assets	305	1,444
Other assets	4,413	(167)
Accounts payable	1,201	(236)
Accrued expenses and other current liabilities	(21,295)	5,157
Income taxes	6,791	(1,775)

Net cash provided by operating activities	35,373	15,261

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired from business combinations	385	—
Purchases of held-to-maturity securities	(1,486)	(98,060)
Net payments received on note receivable	—	183
Purchases of property and equipment	(15,949)	(6,451)
Sales of property, plant and equipment	55,810	12
Payments for intangible assets	(5,550)	(168)

Net cash provided by (used in) investing activities	33,210	(104,484)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net principal proceeds from (payments on) lines of credit	1,840	(438)
Proceeds from long-term obligations	—	166,999
Principal payments on long-term obligations	(1,009)	(10,116)
Proceeds from sale of common stock	20,712	6,315

Net cash provided by financing activities	21,543	162,760
Effect of exchange rate changes on cash	(5,863)	6

Net increase in cash and cash equivalents	84,263	73,543
Cash and cash equivalents, beginning of period	418,899	102,238

Cash and cash equivalents, end of period	$503,162	$175,781

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

  1.  Business Combinations

    On June 29, 2001, the Company purchased the remaining 20% interest in its Japanese subsidiary, Invitrogen Japan K.K., for $7.3 million. The excess of purchase price over the acquired net assets was $4.9 million and has been recorded as goodwill in the consolidated balance sheet. The asset is being amortized over a weighted average life of 5.5 years.

  2.  Segment Information

    Prior to the merger with Life Technologies, the Company operated in one business segment dedicated to molecular biology research. Beginning in the first quarter of 2001, the Company completed its reorganization into two lines of business, a Molecular Biology division and a Cell Culture division. Segment financial information for Molecular Biology and Cell Culture prior to 2001 has not been provided, as it would be impracticable to do so.

    Unaudited segment information for the three months ended June 30, 2001 is as follows:

(in thousands)(unaudited)	Molecular Biology	Cell Culture	Corporate And Unallocated(1)	Total
Revenues from external customers	$103,213	$56,114	$—	$159,327
Income (loss) from operations	$26,101	$13,040	$(74,234)	$(35,093)

    Unaudited segment information for the six months ended June 30, 2001 is as follows:

(in thousands)(unaudited)	Molecular Biology	Cell Culture	Corporate And Unallocated(1)	Total
Revenues from external customers	$210,404	$109,625	$—	$320,029
Income (loss) from operations(2)	$50,687	$25,671	$(154,299)	$(77,941)

(1)
Unallocated items for the three and six months ended June 30, 2001 include costs for purchase accounting inventory revaluations of $0 and $2.6 million, amortization of deferred compensation of $0.7 million and $1.3 million and amortization of purchased intangibles of $68.9 million and $138.7 million, respectively, which are not allocated by management for purposes of analyzing the operations since they are non-cash items resulting primarily from purchase accounting.

(2)
Segment gross margins for the three months ended March 31, 2001, included in the six months ended June 30, 2001, have been adjusted to reflect a reclassification of intercompany profits and to conform with the current period's presentation. Consolidated results are unaffected for all prior and current periods.

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

  3.  Inventories

    Inventories include material, labor and overhead costs and consist of the following:

(in thousands)	June 30, 2001	December 31, 2000
	(Unaudited)
Raw materials and components	$14,972	$13,901
Work in process	15,149	17,225
Finished goods	58,256	60,538

	$88,377	$91,664

  4.  Accumulated Depreciation and Amortization

    Accumulated depreciation and amortization of property, plant and equipment was $29.5 million and $22.4 million at June 30, 2001 and December 31, 2000, respectively. Accumulated amortization of intangible assets was $222.3 million and $83.1 million at June 30, 2001 and December 31, 2000, respectively.

  5.  Computation of Earnings (Loss) Per Common Share

    Basic earnings (loss) per common share was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if net income were divided by the weighted-average number of common shares and potential common shares. Potential common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding options. Diluted earnings per share does not consider the impact of the conversion of convertible subordinated debt as the inclusion would be anti-dilutive for all periods presented. Potentially dilutive securities are not considered in the calculation of net loss per share as their impact would be antidilutive.

    Basic and diluted earnings (loss) per share is calculated as follows:

(in thousands, except per share amounts)(unaudited)	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
Three Months Ended June 30, 2001
Basic and diluted loss per share:
Net loss	$(35,098)	52,452	$(0.67)

Three Months Ended June 30, 2000
Basic earnings per share:
Net income	$4,826	23,575	$0.20

Stock options	—	1,707

Diluted earnings per share:
Net income plus assumed conversions	$4,826	25,282	$0.19

Six Months Ended June 30, 2001
Basic and diluted loss per share:
Net loss	$(74,663)	52,255	$(1.43)

Six Months Ended June 30, 2000
Basic earnings per share:
Net income	$2,959	23,275	$0.13

Stock options	—	2,090

Diluted earnings per share:
Net income plus assumed conversions	$2,959	25,365	$0.12

  6.  Comprehensive Income (Loss)

    Total comprehensive income (loss) is determined as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)(unaudited)
	2001	2000	2001	2000
Net income (loss)	$(35,098)	$4,826	$(74,663)	$2,959
Net unrealized losses on investments	—	—	(13)	—
Foreign currency translation adjustments	(1,339)	(171)	(11,957)	(12)

Total comprehensive income (loss)	$(36,437)	$4,655	$(86,633)	$2,947

  7.  Commitments and Contingencies

    The Company had outstanding letters of credit at June 30, 2001, totaling $8.7 million to support liabilities associated with the Company's self-insurance program and a note payable, which are already reflected in long-term obligations in the consolidated balance sheet at June 30, 2001.

    In September 1999, Life Technologies, Inc., which has now been merged into Invitrogen, submitted a report in connection with a voluntary disclosure to the Department of Veterans Affairs ("VA") regarding matters involving the management of Life Technologies' Federal Supply Schedule contract with the VA that had been in effect since April 1992. As part of the disclosure, Life Technologies offered to provide a refund to the government in the amount of $3.9 million. Life Technologies expensed this amount in September 1999. Life Technologies has made a cash payment of $1.1 million to the VA and the Company assumed an accrued liability of $2.8 million at September 14, 2000, which is included in the accompanying consolidated balance sheet at June 30, 2001. In July 2001 the VA Office of Inspector General advised the Company of its position that an additional refund of $10.8 million should be paid by the Company to the government. The Company disagrees with this assessment, and is preparing a formal response to the VA regarding the matter. There can be no assurance, however, that the Company will prevail in contesting the government's determination. Any adjustment to the accrued liability, deemed necessary in the Company's opinion, made prior to the one year anniversary of the September 14, 2000 merger, would be recorded as an adjustment to goodwill, which is included in intangible assets in the accompanying consolidated balance sheets.

    Apart from the matters above, the Company is subject to other potential liabilities under government regulations and various claims and legal actions which are pending or may be asserted. These matters have arisen in the ordinary course and conduct of the Company's business and some are expected to be covered, at least partly, by insurance. Estimated amounts for claims that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters which are pending or may be asserted could be decided unfavorably to the Company. Although the amount of liability at June 30, 2001, with respect to these matters cannot be ascertained, the Company believes that any resulting liability should not materially affect the Company's consolidated financial statements.

  8.  Supplemental Cash Flow Information

	For the Six Months Ended June 30,
(in thousands)(unaudited)
	2001	2000
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$4,889	$68

Cash paid for income taxes	$10,369	$509

Noncash Investing and Financing Activities:
Stock issued for merger costs	$—	$2,208

Stock issued for business combinations	$—	$1,337

  9.  Derivative Financial Instruments

    The Company uses forward sale agreements to manage exposure to currency exchange rate risk on existing and anticipated transactions. On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," and various related implementation pronouncements. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging instruments. SFAS No. 133, as amended, requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through the statement of operations. If the derivative qualifies for hedge accounting, depending on the nature of the hedge, changes in fair value of the hedged assets, liabilities or firm commitments are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not enter into financial instruments for speculation or trading purposes. The implementation of SFAS No. 133, as amended, did not have a material impact on the Company's consolidated financial statements for the periods presented in this Form 10-Q.

  10.  Preferred Stock Purchase Rights Plan

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

  11.  Recent Accounting Pronouncements

    On July 20, 2001, the Financial Accounting Standards Board issued Statement No. 141 ("SFAS No. 141"), "Business Combinations," and Statement No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS No. 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001 will be reassessed and the remaining amortization periods adjusted accordingly. SFAS No. 142 is effective January 1, 2002.

    Based on the current values assigned to goodwill and assembled workforce, we expect that the elimination of goodwill amortization would have a positive impact on reported net income for the year ended December 31, 2002 of approximately $181.5 million. We are currently assessing the impacts of adoption of SFAS No. 141 and SFAS No. 142 on other intangible assets and the respective impact on the consolidated results of operations, financial position and cash flows.

  12.  Subsequent Event

    On July 31, 2001, the Company sold its BioSepra chromatography business for $13.2 million in cash, including $1.6 million in cash sold, to Ciphergen Biosystems, Inc., subject to the finalization of the closing balance sheet amounts. The Company will not recognize any gain or loss on this sale as the net assets sold were acquired in the Life Technologies merger and, in accordance with purchase accounting rules, the cost of the net assets in the consolidated balance sheet will be adjusted to this fair market value. The adjustment, net of applicable taxes, is allocated to goodwill.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONS REGARDING FORWARD-LOOKING STATMENTS

    Any statements in this Quarterly Report on Form 10-Q concerning the Company's business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; together with other statements that are not historical facts, are "forward-looking statements" as that term is defined under the Federal Securities Laws. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "should," "intend," "plan," "positioned," "strategy," "outlook," "estimate," "project," and "continue" or similar words. You should read statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to, those discussed below under "Risk Factors That May Affect Future Results" and elsewhere in this Quarterly Report as well as other risks and uncertainties detailed in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 21, 2001. The Company does not undertake any obligations to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We develop, manufacture, and market products for the life sciences markets. Our products are principally research tools in reagent and kit form, biochemicals, sera, media and other products and services we sell to corporate, academic, and government entities. We focus our business on two principal segments:

  •
  Molecular Biology. We are a leading supplier of research kits that simplify and improve gene cloning, gene expression, and gene analysis techniques. We also supply a full range of related molecular biology products including enzymes, nucleic acids and other biochemicals and reagents.

  •
  Cell Culture. We are also a leading supplier of sera, cell and tissue culture media and reagents used in both life sciences research and in processes to grow cells in the laboratory and to produce pharmaceuticals and other materials made by cultured cells.

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

    Effective in the first quarter of 2001, we have reorganized into two lines of business, a Molecular Biology division and a Cell Culture division and are reporting results by segment for 2001. Segment financial information for Molecular Biology and Cell Culture prior to 2001 has not been provided, as it would be impracticable to do so.

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

RESULTS OF OPERATIONS

  Business Segment Highlights for the Three Months Ended June 30, 2001.

(in thousands)(unaudited)	Molecular Biology	Cell Culture	Corporate And Unallocated(1)	Total
Revenues from external customers	$103,213	$56,114	$—	$159,327
Gross margin	62,574	24,608	(34)	87,148
Gross margin as a percentage of revenues	61%	44%		55%
Selling, administrative and R&D	36,473	11,568	3,664	51,705
Amortization and merger costs	—	—	70,536	70,536

Income (loss) from operations	$26,101	$13,040	$(74,234)	$(35,093)

  Business Segment Highlights for the Six Months Ended June 30, 2001.

(in thousands)(unaudited)	Molecular Biology	Cell Culture	Corporate And Unallocated(1)	Total
Revenues from external customers	$210,404	$109,625	$—	$320,029
Gross margin(2)	126,449	48,210	(2,667)	171,992
Gross margin as a percentage of revenues	60%	44%		54%
Selling, administrative and R&D	75,762	22,539	7,903	106,204
Amortization and merger costs	—	—	143,729	143,729

Income (loss) from operations	$50,687	$25,671	$(154,299)	$(77,941)

(1)
Unallocated items for the three and six months ended June 30, 2001, include costs for purchase accounting inventory revaluations of $0 and $2.6 million, amortization of deferred compensation of $0.7 million and $1.3 million and amortization of purchased intangibles of $68.9 million and $138.7 million, respectively, which are not allocated by management for purposes of analyzing the operations since they are non-cash items resulting primarily from purchase accounting.

(2)
Segment gross margins for the three months ended March 31, 2001, included in the six months ended June 30, 2001, have been adjusted to reflect a reclassification of intercompany profits and to conform with the current period's presentation. Consolidated results are unaffected for all prior and current periods.

    Revenues.  Revenues for the three months ended June 30, 2001, increased $131.6 million, or 475%, from $27.7 million in 2000 to $159.3 million for 2001. Revenues for the six months ended June 30, 2001 increased $265.0 million, or 482%, from $55.0 million in 2000 to $320.0 million for 2001. The acquisition of Life Technologies accounted for a significant portion of the increase in revenues. Due to the integration of our operations that began during the fourth quarter of 2000, the precise amount of the increase in revenues due to Life Technologies is not determinable.

    Pro Forma and Segment Revenues.  Pro forma and segment revenues for the three months and six months ended June 30, 2000, are provided on an unaudited, pro forma basis, assuming that the merger with Life Technologies occurred on January 1, 2000.

    Revenues for the three months ended June 30, 2001, increased $17.3 million, or 12%, from pro forma revenues of $142.1 million in 2000 to $159.3 million in 2001. Changes in foreign exchange rates when comparing the second quarter of 2001 with the pro forma second quarter of 2000 reduced dollar-denominated revenues by $5.9 million. Holding foreign exchange rates constant with those during the second quarter of 2000, revenues during the second quarter of 2001 would have been $165.2 million, an increase of 16% from pro forma 2000 revenues.

    Revenues for the six months ended June 30, 2001, increased $37.2 million, or 13%, from pro forma revenues of $282.8 million in 2000 to $320.0 million in 2001. Changes in foreign exchange rates when comparing the six months ended June 30, 2001, with the pro forma six months of 2000 reduced dollar-denominated revenues by $11.5 million. Holding foreign exchange rates constant with those during the six months ended June 30, 2000 revenues during the first six months of 2001 would have been $331.5 million, an increase of 17% from pro forma 2000 revenues.

    Molecular Biology Segment Revenues.  Revenues for the Molecular Biology segment increased $12.5 million, or 14%, from pro forma segment revenues of $90.7 million for the three months ended June 30, 2000, to $103.2 million in 2001. The $103.2 million of Molecular Biology revenues in 2001 is comprised of $100.3 million of continuing products and $2.9 million of products that were recently discontinued or that we plan to discontinue in the near future. On a pro forma basis, changes in foreign exchange rates reduced dollar-denominated Molecular Biology revenues by $3.3 million when comparing the second quarter of 2001 with pro forma revenues in the second quarter of 2000. Sales of continuing Molecular Biology products would have increased 24% from pro forma 2000 revenues if foreign exchange rates had remained constant.

    Revenues for the Molecular Biology segment increased $29.0 million, or 16%, from pro forma segment revenues of $181.4 million for the six months ended June 30, 2000, to $210.4 million in 2001. The $210.4 million of Molecular Biology revenues in 2001 is comprised of $201.7 million of continuing products and $8.7 million of discontinued products. On a pro forma basis, changes in foreign exchange rates reduced dollar-denominated Molecular Biology revenues by $6.5 million when comparing the first six months of 2001 with pro forma revenues in the first six months of 2000. Sales of continuing Molecular Biology products would have increased 25% from pro forma 2000 revenues if foreign exchange rates had remained constant.

    Cell Culture Segment Revenues.  Revenues for the Cell Culture segment for the three months ended June 30 increased $4.7 million, or 9%, from pro forma segment revenues of $51.4 million in 2000 to $56.1 million in 2001. The $56.1 million of Cell Culture revenues in 2001 is comprised of $48.1 million of continuing products and $8.0 million of products that were recently discontinued or that we plan to discontinue in the near future. Revenues from our BioSepra chromatography business, which was sold on July 31, 2001, are included in the discontinued products revenues classification. On a pro forma basis, changes in foreign exchange rates during the second quarter of 2001 reduced dollar-denominated revenues by $2.6 million. Sales of continuing Cell Culture products would have increased 21% from pro forma 2000 revenues if foreign exchange rates had remained constant.

    Revenues for the Cell Culture segment for the six months ended June 30 increased $8.3 million, or 8%, from pro forma segment revenues of $101.4 million in 2000 to $109.6 million in 2001. The $109.6 million of Cell Culture revenues in 2001 is comprised of $91.5 million of continuing products and $18.2 million of products that were recently discontinued or that we plan to discontinue in the near future. On a pro forma basis, changes in foreign exchange rates during 2001 reduced dollar-denominated revenues by $5.0 million. Sales of continuing Cell Culture products would have increased 16% from pro forma 2000 revenues if foreign exchange rates had remained constant.

    These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the combinations been in effect on January 1, 2000, or of future results of operations.

    We expect that future revenues will be affected by the continuing integration of Life Technologies in addition to new product introductions, competitive conditions, customer research budgets, the rate of expansion of our customer base, product discontinuations, the sale of our BioSepra business and foreign currency rates.

    Gross Margin.  The Company's gross margin for the three months and six months ended June 30, 2001, was 55% and 54% compared with 68% and 67% for the same periods in 2000, respectively. Gross margin was reduced primarily by the inclusion of Life Technologies' lower gross margin Cell Culture products. Gross margin for the six months ended June 30, 2001 include the sale during the first quarter of 2001 of Life Technologies' products previously written-up under purchase accounting rules. Excluding the $2.6 million increased cost of written-up Life Technologies products in the first quarter of 2001, gross margin would have been 55% for the six months ended June 30, 2001. These margins compare to the fourth quarter 2000 gross margin of 51%, which also excludes the cost of written-up inventory under purchase accounting rules. The increases in gross margins as a percentage of revenue from the fourth quarter of last year and from the first quarter of this year have resulted principally from the Company's programs to improve margins through higher selling prices and reduced manufacturing and distribution costs.

    Gross margins for the Molecular Biology segment for the three months and six months ended June 30, 2001, were 61% and 60%, respectively, and for the Cell Culture segment were 44% for both periods.

    We believe that gross margin for future periods will be affected by the continuing integration of Life Technologies in addition to sales volumes, competitive conditions, royalty payments on licensed technologies, and foreign currency rates.

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

    Sales and Marketing.  Sales and marketing expenses increased $21.1 million from $5.5 million for the three months ended June 30, 2000, to $26.7 million for 2001. As a percentage of revenues, sales and marketing expenses decreased from 20% in 2000 to 17% in 2001. For the six months ended June 30, 2001, sales and marketing expenses increased $45.6 million from $10.3 million in 2000 to $55.9 million in 2001. As a percentage of revenues, sales and marketing expenses decreased from 19% in 2000 to 18% in 2001. The reduction as a percentage of revenues resulted from the addition of the Cell Culture segment from the Life Technologies merger which has a lower ratio of sales and marketing costs to revenues and to the closure of a distribution facility in the Netherlands. Additionally, the second quarter of 2000 included costs incurred for a new brand recognition program. The addition of Life Technologies accounted for the majority of the absolute increase for 2001.

    Sales and marketing expenses for the three months and six months ended June 30, 2001, for the Molecular Biology segment were $19.3 million and $41.6 million, or 19% and 20% of segment revenues, respectively, and for Cell Culture were $7.2 million and $14.0 million, or 13% of segment revenues for both periods.

    General and Administrative.  General and administrative expenses for the three months ended June 30 increased $11.8 million from $3.4 million in 2000 to $15.2 million in 2001. As a percentage of revenues for the same periods, general and administrative expenses decreased from 13% to 10%.

    General and administrative expenses for the six months ended June 30 increased $23.3 million from $7.0 million in 2000 to $30.3 million in 2001. As a percentage of revenues for the same periods, general and administrative expenses decreased from 13% to 10%.

    The absolute increase resulted from the addition of Life Technologies along with continued expansion of administrative resources to support our growth. The decline as a percentage of revenues occurred as a fixed portion of our general and administrative expenses was spread over a larger revenue base.

    General and administrative expenses for the three months and six months ended June 30, 2001 for the Molecular Biology segment were $8.9 million and $17.1 million, or 9% and 8% of segment revenues, respectively, and for Cell Culture were $3.0 million and $5.8 million, or 5% of segment revenues for both periods.

    Research and Development.  Research and development expenses increased $6.0 million from $3.8 million for the three months ended June 30, 2000, to $9.8 million for 2001. As a percentage of revenues, research and development expenses decreased from 14% in 2000 to 6% in 2001.

    Research and development expenses increased $12.6 million from $7.4 million for the six months ended June 30, 2000, to $20.0 million for 2001. As a percentage of revenues, research and development expenses decreased from 13% in 2000 to 6% in 2001.

    The absolute increase in research and development expenses resulted primarily from the addition of Life Technologies, new collaborative research and development projects and expanded research and development facilities. The decline as a percentage of revenues also reflects the impact of Life Technologies, whose historical percentage has averaged 5% to 6% of revenues.

    Research and development expenses for the three months and six months ended June 30, 2001, for the Molecular Biology segment were $8.3 million and $17.1 million, or 8% of segment revenues for both periods and for Cell Culture were $1.4 million and $2.7 million, or 2% and 3% of segment revenues, respectively.

    Goodwill and Other Purchased Intangibles Amortization.  The increase in the amortization of intangible assets from $8,000 and $16,000 for the three months and six months ended June 30, 2000, to $68.9 million and $138.7 million for the same periods in 2001, respectively, is due primarily to the amortization of intangible assets acquired with Life Technologies, which are amortized using the straight-line method primarily over periods ranging from five to thirteen years.

    Merger Costs.  Merger costs for the three months and six months ended June 30, 2001, totaled $1.7 million and $5.0 million, respectively, and are for the restructuring and integration of the operations of Life Technologies and Invitrogen that are not part of the purchase price of the acquisition since the costs incurred benefit future operations of the combined companies. Due to the ongoing restructuring, additional integration costs are expected to range from $1.8 million to $3.3 million during the remainder of 2001.

    Merger costs for the three months and six months ended June 30, 2000, represent net costs associated with the NOVEX, Research Genetics and Ethrog mergers that are expensed under the pooling method of accounting and totaled $0.2 million and $6.6 million, respectively.

    Interest Income.  Interest income increased by $1.6 million from $4.0 million for the three months ended June 30, 2000, to $5.5 million for 2001. For the six months ended June 20, 2001, interest income increased by $4.9 from $5.9 million in 2000 to $10.8 million in 2001. The increase was mainly attributable to larger balances of cash and investments during the three months and six months ended June 30, 2001.

    Interest Expense.  Interest expense remained relatively unchanged at $2.6 million and $2.7 million for the three months ended June 30, 2000, and 2001, respectively. For the six months ended June 30, interest expense increased $1.7 million from $3.7 million in 2000 to $5.4 million in 2001, due mainly to interest on the 5.5% Convertible Subordinated Notes that were issued in March 2000.

    Other Income, net.  Net other income increased by $1.0 million from $0.3 million for the three months ended June 30, 2000, to $1.3 million for 2001 due mainly to a $1.0 million gain on the sale of a facility in the Netherlands. Other income, net, increased by $2.6 million from $0.3 million for the six months ended June 30, 2000, to $2.9 million for 2001 due mainly to the gain on the sale of the Netherlands facility in the second quarter and a $1.3 million gain in the first quarter on the sale of a product line acquired in the merger with Life Technologies.

    Provision for Income Taxes.  The income tax provision for the six months ended June 30, 2001, was $4.3 million on a pre-tax loss of $69.6 million. Included in the pre-tax loss are certain merger related costs and amortization expense of certain purchased intangibles that are not deductible for tax purposes. Excluding the impact of these costs and expense, our effective tax rate was 35.5% for the six months ended June 30, 2001 compared with 35.3% for the full year 2000.

LIQUIDITY AND CAPITAL RESOURCES

    Operating activities provided net cash of $35.4 million during the six months ended June 30, 2001. The net reduction of $21.2 million in accrued expenses and other current liabilities from December 31, 2000, required significant cash payments for accrued merger costs and accrued payroll taxes from stock option exercises. Net cash from investing activities generated $33.2 million and reflects $55.8 million in net proceeds from the sales of facilities and $7.7 million released from an escrow account acquired in the Dexter merger. These investing proceeds were reduced by $7.3 million in cash paid for the remaining 20% ownership in the Company's Japanese subsidiary and capital expenditures and payments for intangible assets during the six months ended June 30, 2001, which totaled $15.9 million and $5.6 million, respectively. Net cash generated from financing activities totaled $21.5 million, and includes $20.7 million in net proceeds from stock issued under employee stock plans.

    On September 14, 2000, we completed our mergers with Life Technologies and Dexter. Certain costs associated with the restructuring of existing Invitrogen operations and costs necessary to integrate the businesses of Invitrogen and Life Technologies that are expected to benefit future operations are estimated to range from $7.0 million to $8.5 million in 2001. As of June 30, 2001, $5.2 million of these costs have been incurred and recognized as expense in merger costs in the consolidated statements of operations.

    In May 2001, we sold our Rockville, Maryland facility and received $53.4 million in cash, net of closing costs. The Company did not recognize any gain or loss on this sale as the assets sold were acquired in the Life Technologies merger and, in accordance with purchase accounting rules, the assets' cost in the consolidated balance sheet were adjusted to this fair market value. The adjustment, net of applicable taxes, was allocated to goodwill.

    During the six months ended June 30, 2001, we recorded a reduction in our current tax liability of $10.4 million representing amounts deductible for income tax purposes for non-qualified stock option exercises and disqualifying dispositions of our common stock by employees during the year. This benefit is reflected as additional paid-in-capital in the June 30, 2001, consolidated balance sheet.

    On July 31, 2001, the Company sold its BioSepra chromatography business for $13.2 million in cash, including $1.6 million in cash sold, to Ciphergen Biosystems, Inc., subject to the finalization of the closing balance sheet amounts.

    The Company had $172.5 million principal amount of 5.5% convertible subordinated notes (the "Convertible Notes") due March 1, 2007, outstanding at June 30, 2001. Interest on the Convertible Notes is payable semi-annually on March 1st and September 1st. The Convertible Notes were issued at 100% of principal value, and are convertible into 2.0 million shares of common stock at the option of the holder at any time at a price of $85.20 per share. The Convertible Notes may be redeemed, in whole or in part, at the Company's option on or after March 1, 2003, at a premium of 103.143% of principal value which declines annually to par value at maturity date.

    As of June 30, 2001, we had cash and cash equivalents of $503.2 million, short-term and long-term investments of $1.5 million and working capital of $602.0 million, excluding restricted cash and investments. Our funds are currently invested in overnight money market accounts, time deposits, commercial paper, corporate debt, U.S. treasury obligations and government agency notes. As of June 30, 2001, foreign subsidiaries in France, Japan, New Zealand and Australia had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The U.S. Dollar equivalent of these facilities total $5.3 million, of which $3.1 million was outstanding at June 30, 2001. There are no parent company guarantees associated with these facilities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    On July 20, 2001, the Financial Accounting Standards Board issued Statement No. 141 ("SFAS No. 141"), "Business Combinations," and Statement No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS No. 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001 will be reassessed and the remaining amortization periods adjusted accordingly. SFAS No. 142 is effective January 1, 2002.

    Based on the current values assigned to goodwill and assembled workforce, we expect that the elimination of goodwill amortization would have a positive impact on reported net income for the year ended December 31, 2002, of approximately $181.5 million. We are currently assessing the impacts of adoption of SFAS No. 141 and SFAS No. 142 on other intangible assets and the respective impact on the consolidated results of operations, financial position and cash flows.

DERIVATIVE FINANCIAL INSTRUMENTS

    We are exposed to market risk related to changes in foreign currency exchange rates, commodity prices, and interest rates, and selectively use financial instruments to manage these risks. We do not enter into financial instruments for speculation or trading purposes.

    We use forward sale agreements to manage exposure to currency exchange rate risk on existing and anticipated transactions. We hedge currency exposures of firm commitments and specific assets and liabilities denominated in non-functional currencies to protect against the possibility of diminished cash flow and adverse impact on earnings. Our currency exposures vary, but are primarily concentrated in the Euro, British Pound Sterling, Australian Dollar and Japanese Yen. At June 30, 2001, we had $5.4 million in financial instruments outstanding as hedges of currency risk which expire on various dates through August 2001. Our exposure to commodity price changes relates to certain manufacturing operations that utilize certain commodities as raw materials. We manage our exposure to changes in those prices primarily through its procurement and sales practices.

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

    Many of our reporting entities conduct a portion of their business in currencies other than the entity's functional currency. These transactions give rise to receivables or payables that are denominated in currencies other than the entity's functional currency. Changes in the exchange rates between the functional currency and the currency in which the transaction is denominated result in currency transaction gains and losses that are included in the determination of income. Net currency exchange losses realized on business transactions were $0.3 million and $0.8 million for the three months and six months ended June 30, 2001, and $0.2 million and $0 for the same periods in 2000, respectively.

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

    Companies operating in or conducting business in EEC member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling the existing currencies, as well as the Euro. It has been determined that the current version of financial and order processing systems at Invitrogen are not Euro compliant. A project plan has been established to upgrade the software to a Euro compliant version during the third quarter of this year with testing to be completed in the fourth quarter of this year. The estimated cost to upgrade the software is $0.3 million. To date we have spent immaterial amounts to comply with these statutory requirements. These assessments have not been independently verified. Also, we have not determined the costs related to any problems that may arise in the future due to the inability of any of our customers or vendors to comply with the statutory requirements. Any such problems may materially adversely affect our business, operating results and financial condition.

FORWARD-LOOKING STATEMENTS

    Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. We often, but not always, make these statements through the use of words or phrases such as "believe," "anticipate," "should," "intend," "plan," "may," "will," "expect," "estimate," "project," "positioned," "strategy," "continue," "outlook" and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from the results expressed in the statements. Any forward-looking statements are qualified in their entirety by reference to the factors discussed below under "Risk Factors that May Affect Future Results" as well as other risks and uncertainties detailed in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 21, 2001. The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this Quarterly Report on Form 10-Q. Among the key factors that have a direct impact on our results of operations are:

  •
  general economic and business conditions;

  •
  industry trends;

  •
  our assumptions about customer acceptance, overall market penetration and competition from providers of alternative products and services;

  •
  our actual funding requirements; and

  •
  availability, terms and deployment of capital.

    Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements that we make, you should not unduly rely on any such forward-looking statements. Further, any forward-looking statement applies only as of the date on which it is made. We do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict the factors that will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

Failure to Integrate Successfully Life Technologies and Other Companies Into Our Operations Could Reduce Our Revenues and Profits.

    We completed our merger with Life Technologies on September 14, 2000. In addition, since the beginning of 2000 we have acquired Dexter Corporation, Research Genetics, Inc. and Ethrog Biotechnologies, Ltd. Our integration of the operations of Life Technologies and these previously-acquired companies will continue to require significant efforts from each company, including the coordination of research and development and sales and marketing efforts. We may find it difficult to integrate the operations of these acquired companies. A number of Life Technologies employees have left Invitrogen or have been terminated, and others may leave or be terminated because of the merger. Some of these former employees had Change-In-Control Agreements pursuant to which we have made significant lump sum cash payments and are required to maintain certain benefits for a two-year period. Additional employee terminations or resignations or facility closures may require us to make additional severance or other payments and may result in litigation.

    Our U.S. headquarters and pre-merger operations are located in Carlsbad, California. As a result of the mergers, we have operations in Frederick, Maryland, Grand Island, New York, and Huntsville, Alabama, as well as locations throughout Europe and Asia-Pacific. The fact that our facilities are physically separated could make it difficult for us to communicate effectively with, manage and integrate these companies' staffs and operations with the rest of Invitrogen. Such difficulties could significantly hurt our operations and consequently our financial results.

    Management may have its attention diverted while trying to integrate Life Technologies and these other companies. Such diversion of management's attention or difficulties in the transition process could have a material adverse impact on us. If we are not able to integrate the operations of all these companies successfully, we may not be able to meet our expectations of future results of operations.

    Factors that will affect the success of the mergers include:

  •
  decrease in customer loyalty and product orders caused by dissatisfaction with the combined companies' product lines and sales and marketing practices;

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

    Even if the companies are able to integrate operations, we cannot assure you that we will be able to achieve synergies. Our failure to achieve synergies could have a material adverse effect on the business results of operations and financial condition of the combined company.

Failure to Manage Growth Could Impair Our Business.

    Our business has grown rapidly. Our net revenues increased from $55.3 million in 1997 to $246.2 million in 2000. During that same period we significantly expanded our operations in the United States and in Europe. The number of our employees increased from approximately 272 at December 31, 1996, to approximately 2,981 at December 31, 2000.

    It is difficult to manage this rapid growth and our future success depends on our ability to implement:

  •
  research and product development;

  •
  sales and marketing programs;

  •
  customer support programs;

  •
  operational and financial control systems; and

  •
  recruiting and training programs.

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

    Our merger with Life Technologies will require additional investments in operations, product research and development, administration and sales and marketing. These are significant expenses. Our failure to manage successfully and coordinate the growth of the combined company could have an adverse impact on our revenues and profits.

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

    From time to time we are notified or become aware of patents held by third parties which are related to technologies we are selling or may sell in the future. After a review of these patents, we may decide to obtain a license for these technologies from such third parties. We are currently in the process of negotiating several such licenses and expect that we will also negotiate these types of licenses in the future. We cannot assure you that we will be able to negotiate such licenses on favorable terms, or at all.

    Our ability to gain access to technologies that we need for new products and services depends in part on our ability to convince inventors and their agents or assignees that we can successfully commercialize their inventions. We cannot assure you that we will be able to continue to identify new technologies developed by others. Even if we are able to identify new technologies of interest, we may not be able to negotiate a license on favorable terms, or at all.

Loss of Licenses Could Hurt Our Performance.

    Some of our licenses do not run for the length of the underlying patent. We may not be able to renew our existing licenses on favorable terms, or at all. If we lose the rights to a patented technology, we may need to stop selling these products and possibly other products, redesign our products or lose a competitive advantage. Potential competitors could in-license technologies that we fail to license and potentially erode our market share for these and other products.

    Our licenses typically subject us to various commercialization, sublicensing and other obligations. If we fail to comply with these obligations we could lose important rights under a license, such as the right to exclusivity in a certain market. In some cases, we could lose all rights under a license. In addition, certain rights granted under the license could be lost for reasons out of our control. For example, the licensor could lose patent protection for a number of reasons, including invalidity of the licensed patent. We typically do not receive indemnification from a licensor against third-party claims of intellectual property infringement in the practice of the licensed technology.

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

    In the past we have experienced, and we are likely to experience in the future, delays in the development and introduction of products. We cannot assure you that we will keep pace with the rapid rate of change in life sciences research, or that our new products will adequately meet the requirements of the marketplace or achieve market acceptance. Some of the factors affecting market acceptance of new products include:

  •
  availability, quality and price as compared to competitive products;

  •
  the timing of introduction of the product as compared to competitive products;

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

Inability to Protect Our Technologies Could Affect Our Ability to Compete.

    Our success depends to a significant degree upon our ability to develop proprietary products and technologies. However, we cannot assure you that patents will be granted on any of our patent applications. We also cannot assure you that the scope of any of our issued patents will be sufficiently broad to offer meaningful protection. We only have patents issued in selected countries. Therefore, third parties can make, use, and sell products covered by our patents in any country in which we do not have patent protection. In addition, our issued patents or patents we license could be successfully challenged, invalidated or circumvented so that our patent rights would not create an effective competitive barrier. We provide our customers the right to use our products under label licenses that are for research purposes only. These licenses could be contested and we cannot assure you that we would either be aware of an unauthorized use or be able to enforce the restrictions in a cost-effective manner. We have incurred substantial costs in enforcing our intellectual property rights in the past, primarily relating to H minus reverse trancriptase, which is the basis for our Superscript and related product lines, and we expect to incur such costs in the future for this and other technologies.

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

Intellectual Property or Other Litigation Could Harm Our Business.

    Litigation regarding patents and other intellectual property rights is extensive in the biotechnology industry. We are aware that patents have been applied for and, in some cases, issued to others claiming technologies which are closely related to ours. As a result, and in part due to the ambiguities and evolving nature of intellectual property law, we periodically receive notices of potential infringement of patents held by others. We may not be able to resolve these types of claims successfully in the future.

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

    In addition to intellectual property litigation, other substantial, complex or extended litigation could cause us to incur large expenditures and distract our management. For example, lawsuits by employees, stockholders, collaborators, distributors, customers, or end-users of our products or services could be very costly and substantially disrupt our business. Disputes from time to time with such companies or individuals are not uncommon, and we cannot assure you that we will always be able to resolve such disputes out of court.

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

Violation of Government Regulations or Voluntary Quality Programs Could Result in Loss of Sales and Customers.

    Certain cell culture products that our Cell Culture segment manufactures are labeled for in vitro diagnostic use and as such are regulated by the U.S. Food and Drug Administration (FDA) as medical devices. As such, we must register with the FDA as a medical device manufacturer and comply with the Quality System Regulation (formerly known as current good manufacturing practice, or "GMP"). As a registered medical device manufacturer, we must also comply with other regulations such as regulations relating to Medical Device Reporting and Labeling. Failure to comply with these regulations can lead to sanctions by the FDA such as written observations made following inspections, warning letters, product recalls, fines, product seizures and consent decrees. If the FDA were to take such actions, the FDA's observations, warnings, etc. would be available to the public. Such publicity could affect our ability to sell products labeled for in vitro diagnostic use and our ability to sell products to industrial customers engaged in the manufacture of pharmaceuticals.

    Additionally, some of our customers use our products in the manufacturing process for their drug and medical device products, and such end products are regulated by the FDA under GMP. Although the customer is ultimately responsible for GMP compliance for their products, it is also the customers' expectation that the materials sold to them will meet the GMP requirements.

    ISO 9001 is an internationally recognized voluntary quality standard that requires compliance with a variety of quality requirements somewhat similar to the GMP requirements. The operations of our Cell Culture manufacturing facilities are intended to comply with ISO 9001. Failure to comply with this voluntary standard can lead to observations of non-compliance or even suspension of ISO certification by the certifying unit. If we lose ISO certification, this loss could cause some customers to purchase products from other suppliers.

Loss of Key Personnel Could Hurt Our Business.

    Our products and services are highly technical in nature. In general, only highly qualified and trained scientists have the necessary skills to develop and market our products and provide our services. In addition, some of our manufacturing positions are highly technical as well. We face intense competition for these professionals from our competitors, customers, marketing partners and other companies throughout our industry. We do not generally enter into employment agreements requiring these employees to continue in our employment for any period of time. Any failure on our part to hire, train, and retain a sufficient number of qualified professionals would seriously damage our business. Additionally, some measures that we implement during the course of integrating Life Technologies into our operations may be disruptive to some of our key research and development personnel and cause them to leave us. We recently sold the headquarters of Life Technologies in Rockville, Maryland and are in the process of relocating the operations conducted there to our other facilities. Some of our employees have chosen to terminate their employment rather than relocate. If we were to lose a sufficient number of our research and development scientists, and were unable to replace them or satisfy our needs for research and development through outsourcing, it could seriously damage our business.

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

    The market for our electrophoresis products is also subject to specific competitive risks. This market is highly price competitive. Our competitors have competed in the past by lowering prices on certain products. Our competitors may lower prices on these or other products in the future and we may, in certain cases, respond by lowering our prices. This would reduce revenues and profits. Conversely, failure to anticipate and respond to price competition may hurt our market share.

    We believe that customers in our markets display a significant amount of loyalty to their initial supplier of a particular product. Therefore, it may be difficult to generate sales to potential customers who have purchased products from competitors. To the extent we are unable to be the first to develop and supply new products, our competitive position will suffer.

Loss of Distributors May Hurt Our Sales, and Distributors May Force Us to Use More Expensive Marketing and Distribution Channels.

    Certain of our customers have developed purchasing initiatives to reduce the number of vendors from which they purchase in order to lower their supply costs. In some cases these accounts have established agreements with large distributors, which include discounts and the distributors' direct involvement with the purchasing process. These activities may force us to supply the large distributors with our products at a discount to reach those customers. For similar reasons many larger customers, including the U.S. government, have requested and may in the future request, special pricing arrangements, including blanket purchase agreements. These agreements may limit our pricing flexibility, which could have an adverse impact on our business, financial condition and results of operations. Our pricing flexibility could particularly be affected with respect to electrophoresis products, custom oligonucleotides, amplification products, and fetal bovine serum. For a limited number of customers we have made sales, at the customer's request, through third-party Internet vendors. Although Internet sales through third parties have not had a significant impact to date, it is possible that this method of distribution could have a negative impact on our gross margins, because any commission paid on Internet sales would be an additional cost not incurred through the use of non-Internet vendors.

Failure to Obtain Products and Components From Third-party Manufacturers Could Affect Our Ability to Manufacture and Deliver Our Products.

    We rely on third-party manufacturers to supply many of our raw materials, product components, and in some cases, entire products. In particular, we purchase all of the cassettes used in our pre-cast electrophoresis gels from a single third-party manufacturer. Also, we have contracted with an outside vendor for the production of our PowerEase instrument products. Manufacturing problems may occur with these and other outside sources. If such problems occur, we cannot assure you that we will be able to manufacture our products profitably or on time.

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

  •
  uncertain effects of the adoption of unified currency in Europe;

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

    The Asia/Pacific region in the past has experienced unstable economic conditions and significant devaluation in its currencies. The economic situation in the region may result in slower payments of outstanding receivable balances. For the year 2000 we recorded $27.2 million in product sales to unrelated customers in the Asia/Pacific region which represents approximately 11% of our total revenues for the year. To the extent the Asia/Pacific region becomes increasingly important, our business could be damaged by weakness in the economies in this region.

If We, or Our Customers or Vendors, are Unable to Upgrade Our Financial Systems to Comply with the Statutory Requirements for Euro Compliance, our Business, Operating results and Financial Condition May be Adversely Affected.

    Companies operating in or conducting business in European Economic Community (EEC) member states must ensure that their financial and other software systems are capable of processing transactions and properly handling the existing currencies, as well as the Euro. The current version of financial and order processing systems at our European sites is not able to process orders and invoices in the Euro. We have established a project plan to upgrade the software to a Euro compliant version by the third quarter of 2001 with testing to be completed in the fourth quarter of 2001. We cannot assure you that we will be able to accomplish this plan as we have scheduled or by the January 1, 2002 deadline set by the EEC. Additionally, we have not determined the costs related to any problems that may arise in the future due to the inability of any of our customers or vendors to comply with the statutory requirements. Any such problems may materially adversely affect our business, operating results and financial condition.

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

Our Operating Results May Fluctuate in Future Periods.

    The results of operations for any quarter are not necessarily indicative of results to be expected in future periods. Our operating results have in the past been, and will continue to be, subject to quarterly fluctuations as a result of a number of factors. These factors include, but are not limited to:

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

  •
  we have adopted a stock purchase rights plan (a so-called "poison pill");

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

Accidents Related to Hazardous Materials Could Adversely Affect Our Business.

    Portions of our operations require the controlled use of hazardous and radioactive materials. Although we are diligent in designing and implementing safety procedures to comply with the standards prescribed by federal, state, and local regulations, the risk of accidental contamination of property or injury to individuals from these materials cannot be completely eliminated. In the event of such an accident, we could be liable for any damages that result, which could adversely affect our business. Additionally, any accident could partially or completely shut down our research and manufacturing facilities and operations.

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

Failure to Manage Risks Related to Life Technologies Ongoing Operations Could Damage Our Business.

    There are additional risks related to the ongoing operation of Life Technologies that differ in some respects from the risks we faced prior to the merger with Life Technologies. These risks include:

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

    We are subject to interest rate risk. Our investment portfolio is maintained in accordance with our investment policy which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. We do not utilize any form of interest rate swap agreements to manage our exposure to fluctuations in earnings due to changes in interest rates. As of June 30, 2001, the majority of our cash and cash equivalents are invested in securities with maturities of less than 90 days. Since the fair value of our cash and cash equivalents approximated carrying value due to the short-term nature of the investments, any increase in interest rates would not have a material impact on the ending value of our cash equivalents. We would, however, be at risk for lower earnings should interest rates decline dramatically.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

    None.

Item 2. Changes in Securities and Use of Proceeds

    Not applicable.

Item 3. Defaults Upon Senior Securities

    Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

    None.

Item 5. Other Information

    Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)
The following exhibits are filed as part of this report:
3.1	Restated Certificate of Incorporation of the Company, as amended(1)
3.2	Amended and Restated Bylaws of Invitrogen(2)
3.3	Certificate of Correction Dated February 21, 2001 to the Restated Certificate of Incorporation of Invitrogen(3)
10.1	Change in Control Agreement by and between Invitrogen Corporation and Lyle C. Turner dated June 1, 2001
10.2	Change in Control Agreement by and between Invitrogen Corporation and James R. Glynn dated June 1, 2001
10.3	Change in Control Agreement by and between Invitrogen Corporation and Victor N. Nole, Jr. dated June 1, 2001
10.4	Change in Control Agreement by and between Invitrogen Corporation and John D. Thompson dated June 1, 2001
10.5	Change in Control Agreement by and between Invitrogen Corporation and Lewis J. Shuster dated July 27, 2001
10.6	Invitrogen Corporation 1997 Stock Option Plan, amended and restated as of July 19, 2001
10.7	Invitrogen Corporation 2000 Stock Option Plan, amended and restated as of July 19, 2001

  (1)
  Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2000 (File No. 000-25317).
  (2)
  The Amended and Restated Bylaws are incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-68665). The Resolution of the Board of Directors amending the Bylaws adopted at the Board of Directors meeting on July 19, 2001 is filed herewith.
  (3)
  Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2001 (File No. 000-25317).

(b)
The following reports on Forms 8-K were filed during the quarter ended June 30, 2001:

  None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVITROGEN CORPORATION

Date: August 6, 2001	By:	/s/ JAMES R. GLYNN James R. Glynn Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

INDEX TO EXHIBITS

3.1	Restated Certificate of Incorporation of the Company, as amended(1)
3.2	Amended and Restated Bylaws of Invitrogen(2)
3.3	Certificate of Correction Dated February 21, 2001 to the Restated Certificate of Incorporation of Invitrogen(3)
10.1	Change in Control Agreement by and between Invitrogen Corporation and Lyle C. Turner dated June 1, 2001
10.2	Change in Control Agreement by and between Invitrogen Corporation and James R. Glynn dated June 1, 2001
10.3	Change in Control Agreement by and between Invitrogen Corporation and Victor N. Nole, Jr. dated June 1, 2001
10.4	Change in Control Agreement by and between Invitrogen Corporation and John D. Thompson dated June 1, 2001
10.5	Change in Control Agreement by and between Invitrogen Corporation and Lewis J. Shuster dated July 27, 2001
10.6	Invitrogen Corporation 1997 Stock Option Plan, amended and restated as of July 19, 2001
10.7	Invitrogen Corporation 2000 Stock Option Plan, amended and restated as of July 19, 2001

(1)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2000 (File No. 000-25317).

(2)
The Amended and Restated Bylaws are incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-68665). The Resolution of the Board of Directors amending the Bylaws adopted at the Board of Directors meeting on July 19, 2001 is filed herewith.

(3)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2001 (File No. 000-25317).

QuickLinks

INVITROGEN CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except par value data)
INVITROGEN CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Amounts in thousands, except per share data)
INVITROGEN CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
INVITROGEN CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
CAUTIONS REGARDING FORWARD-LOOKING STATMENTS
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SIGNATURES
INDEX TO EXHIBITS