Form 10-Q
period 2001-09-30
INVITROGEN CORP
filed 2001-11-08
CIK 1073431

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 0-25317

INVITROGEN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0373077 (I.R.S. Employer Identification No.)

1600 Faraday Avenue, Carlsbad, CA (Address of principal executive offices)	92008 (Zip Code)

Registrant's telephone number, including area code: (760) 603-7200

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

    As of November 6, 2001 there were 52,961,228 shares of the registrant's Common Stock, par value $.01 per share, outstanding.

PART 1 FINANCIAL INFORMATION
Item 1. Financial Statements

INVITROGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value data)

	September 30, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$563,118	$418,899
Restricted cash and investments	9,785	11,757
Trade accounts receivable, net of allowance for doubtful accounts of $5,790 and $5,535	102,568	87,195
Inventories	86,737	91,664
Deferred income taxes	39,466	28,567
Prepaid expenses and other current assets	13,491	33,667

Total current assets	815,165	671,749
Property, plant and equipment, net	115,329	171,521
Intangible assets, net	1,241,213	1,473,903
Deferred income taxes	5,565	1,810
Other assets	48,629	50,232

Total assets	$2,225,901	$2,369,215

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable to banks	$4,080	$1,311
Current portion of long-term obligations	306	843
Accounts payable	22,130	24,728
Accrued expenses and other current liabilities	81,647	79,211
Income taxes	34,968	46,935

Total current liabilities	143,131	153,028
Long-term obligations and reserves	14,313	15,798
Pension liabilities	12,836	12,614
Deferred income taxes	177,458	231,939
5 1/2% Convertible Subordinated Notes due 2007	172,500	172,500

Total liabilities	520,238	585,879

Minority interest	2,455	4,939

Commitments and contingencies	—	—
Stockholders' Equity:
Preferred stock; $0.01 par value, 6,405,884 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value, 125,000,000 shares authorized; 52,872,814 and 51,914,031 shares issued and outstanding	529	519
Additional paid-in-capital	1,857,475	1,818,123
Deferred compensation	(452)	(4,209)
Accumulated other comprehensive income	2,365	8,589
Retained deficit	(156,709)	(44,625)

Total stockholders' equity	1,703,208	1,778,397

Total liabilities and stockholders' equity	$2,225,901	$2,369,215

The accompanying notes are an integral part of these consolidated balance sheets.

INVITROGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
Revenues	$156,005	$47,989	$476,034	$102,972
Cost of revenues	68,382	23,852	216,419	41,845

Gross margin	87,623	24,137	259,615	61,127

Operating expenses:
Sales and marketing	27,393	8,816	83,282	19,125
General and administrative	19,416	5,078	49,717	12,106
Research and development	9,081	5,329	29,095	12,695
Goodwill and other purchased intangibles amortization	66,015	11,761	204,753	11,777
Merger costs	4,013	385	9,004	6,965

Total operating expenses	125,918	31,369	375,851	62,668

Loss from operations	(38,295)	(7,232)	(116,236)	(1,541)

Other income (expense):
Interest income	5,228	5,322	16,024	11,177
Interest expense	(2,625)	(2,632)	(7,953)	(6,317)
Other income, net	426	316	3,298	(19)

Total other income, net	3,029	2,374	11,369	4,841

Income (loss) before provision for income taxes and minority interest	(35,266)	(4,858)	(104,867)	3,300
Provision for income taxes	1,930	694	6,237	5,893
Minority interest	225	60	980	60

Net loss	$(37,421)	$(5,612)	$(112,084)	$(2,653)

Loss per common share	$(0.71)	$(0.24)	$(2.14)	$(0.11)

Weighted average shares used in per share calculation	52,749	23,828	52,420	23,459

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2001	2000
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(112,084)	$(2,653)
Adjustments to reconcile net loss to net cash provided by operating activities, net of effects of business divested:
Depreciation	13,745	4,114
Amortization of intangible assets	205,194	12,320
Amortization of deferred compensation	1,996	506
Deferred income taxes	(14,398)	7,564
Non-cash merger related costs	781	2,390
Minority interest	590	60
Other non-cash adjustments	(653)	4,615
Changes in operating assets and liabilities:
Trade accounts receivable	(18,793)	(4,491)
Inventories	(452)	(1,776)
Prepaid expenses and other current assets	3,629	826
Other assets	6,142	(27)
Accounts payable	(1,576)	(6,659)
Accrued expenses and other current liabilities	(32,152)	3,715
Income taxes	27,898	(796)

Net cash provided by operating activities	79,867	19,708

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of business, net of cash sold	11,616	—
Net cash acquired from business combinations	2,978	223,024
Purchases of held-to-maturity securities	(1,705)	(99,523)
Sales of held-to-maturity securities	—	69,633
Maturities of held-to-maturity securities	—	5,000
Net payments received on note receivable	—	159
Proceeds from sales of property, plant and equipment	55,810	21
Purchases of property and equipment	(25,147)	(11,434)
Payments for intangible assets	(5,696)	(1,226)

Net cash provided by investing activities	37,856	185,654

CASH FLOWS FROM FINANCING ACTIVITIES:
Net principal proceeds from (payments on) lines of credit	2,645	(1,417)
Proceeds from long-term obligations	4	166,999
Principal payments on long-term obligations	(1,023)	(10,778)
Proceeds from sale of common stock	25,887	7,178

Net cash provided by financing activities	27,513	161,982
Effect of exchange rate changes on cash	(1,017)	3,657

Net increase in cash and cash equivalents	144,219	371,001
Cash and cash equivalents, beginning of period	418,899	102,238

Cash and cash equivalents, end of period	$563,118	$473,239

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

1.  Business Combination

    On June 29, 2001, the Company purchased the remaining 20% interest in its Japanese subsidiary, Invitrogen K.K., for $7.3 million. The excess of purchase price over the acquired net assets was $4.9 million and has been recorded as goodwill in the consolidated balance sheet. The asset is being amortized over a weighted average life of 5.5 years.

2.  Business Divestiture

    On July 31, 2001, the Company sold its BioSepra chromatography business for $13.2 million in cash, including $1.6 million in cash sold, to Ciphergen Biosystems, Inc., subject to the finalization of the closing balance sheet amounts. The Company did not recognize any gain or loss on this sale as the net assets sold were acquired in the Life Technologies merger and, in accordance with purchase accounting rules, the cost of the net assets in the consolidated balance sheet were adjusted to this fair market value. The adjustment, net of applicable taxes, was allocated to goodwill.

3.  Segment Information

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

    Unaudited segment information for the three months ended September 30, 2001 is as follows:

(in thousands)(unaudited)	Molecular Biology	Cell Culture	Corporate And Unallocated(1)	Total
Revenues from external customers	$101,612	$54,393	$—	$156,005
Income (loss) from operations	$23,048	$13,841	$(75,184)	$(38,295)

    Unaudited segment information for the nine months ended September 30, 2001 is as follows:

(in thousands)(unaudited)	Molecular Biology	Cell Culture	Corporate And Unallocated(1)	Total
Revenues from external customers	$312,017	$164,017	$—	$476,034
Income (loss) from operations	$73,735	$39,511	$(229,482)	$(116,236)

(1)
Unallocated items for the three and nine months ended September 30, 2001, include costs for purchase accounting inventory revaluations of $0 and $2.6 million, amortization of deferred compensation of $0.7 million and $2.0 million and amortization of purchased intangibles of $66.0 million and $204.8 million, respectively, which are not allocated by management for purposes of analyzing the operations since they are non-cash items resulting primarily from purchase accounting.

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

4.  Inventories

    Inventories include material, labor and overhead costs and consist of the following:

(in thousands)	September 30, 2001	December 31, 2000
	(Unaudited)
Raw materials and components	$16,649	$13,901
Work in process	16,966	17,225
Finished goods	53,122	60,538

	$86,737	$91,664

5.  Accumulated Depreciation and Amortization

    Accumulated depreciation and amortization of property, plant and equipment was $31.7 million and $22.4 million at September 30, 2001 and December 31, 2000, respectively. Accumulated amortization of intangible assets was $259.7 million and $83.1 million at September 30, 2001 and December 31, 2000, respectively.

6.  Computation of Loss Per Common Share

    Loss per common share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Potentially dilutive securities are not considered in the calculation of net loss per share as their impact would be antidilutive.

7.  Comprehensive Income (Loss)

    Total comprehensive income (loss) is determined as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)(unaudited)
	2001	2000	2001	2000
Net loss	$(37,421)	$(5,612)	$(112,084)	$(2,653)
Net unrealized losses on investments	—	—	(13)	—
Foreign currency translation adjustments	5,746	4,555	(6,211)	4,543

Total comprehensive income (loss)	$(31,675)	$1,057	$(118,308)	$1,890

8.  Commitments and Contingencies

    The Company had outstanding letters of credit at September 30, 2001, totaling $7.6 million to support liabilities associated with the Company's self-insurance program and a note payable, which are already reflected in long-term obligations in the consolidated balance sheet at September 30, 2001.

    In September 1999, Life Technologies, Inc., which has now been merged into Invitrogen, submitted a report in connection with a voluntary disclosure to the Department of Veterans Affairs ("VA") regarding matters involving the management of Life Technologies' Federal Supply Schedule contract with the VA that had been in effect since April 1992. As part of the disclosure, Life Technologies offered to provide a refund to the government in the amount of $3.9 million. Life Technologies expensed this amount in September 1999. Life Technologies has made a cash payment of $1.1 million to the VA and the Company assumed an accrued liability of $2.8 million at September 14, 2000. In July 2001 the VA Office of Inspector General advised the Company of its position that an additional refund of $10.8 million should be paid by the Company to the government. The Company disagrees with this assessment, and has expressed its position to the Office of Inspector General, requesting that the disagreement be resolved through the standard contract dispute resolution mechanisms of the VA. There can be no assurance that the Company will prevail in contesting the government's determination. The Company has adjusted its accrued liability to reflect the full amount claimed by the VA, which has been recorded as an adjustment to goodwill and included in intangible assets in the accompanying consolidated balance sheets.

    Apart from the matters above, the Company is subject to other potential liabilities under government regulations and various claims and legal actions which are pending or may be asserted. These matters have arisen in the ordinary course and conduct of the Company's business, as well as through acquisitions, and some are expected to be covered, at least partly, by insurance. Estimated amounts for claims that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters which are pending or may be asserted could be decided unfavorably to the Company. Although the amount of liability at September 30, 2001, with respect to these matters cannot be ascertained, the Company believes that any resulting liability should not materially affect the Company's consolidated financial statements.

9.  Supplemental Cash Flow Information

	For the Nine Months Ended September 30,
(in thousands)(unaudited)
	2001	2000
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$9,811	$4,902

Cash paid for income taxes	$21,843	$3,425

Noncash Investing and Financing Activities:
Stock issued for business combinations	$—	$15,079

Stock issued for merger costs	$—	$2,208

Detail of Business Combinations:
Fair value of shares issued in exchange	$—	$1,596,262
Fair value of unvested stock options assumed	—	30,838
Fair value of net assets acquired, other than cash	2,978	(1,404,076)

Net cash acquired from business combinations	$2,978	$223,024

10. Derivative Financial Instruments

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

11. Preferred Stock Purchase Rights Plan

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

12. Recent Accounting Pronouncements

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

    Based on the current values assigned to goodwill and assembled workforce, we expect that the elimination of goodwill amortization would have a positive impact on reported net income for the year ended December 31, 2002 of approximately $194 million. We are currently assessing the impacts of adoption of SFAS No. 141 and SFAS No. 142 on other intangible assets and the respective impact on the consolidated results of operations, financial position and cash flows.

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

    Our Molecular Biology and Cell Culture products are used for research purposes, and, their use by our customers is not regulated by the United States Food and Drug Administration (FDA) or by any comparable international organization, with several limited exceptions. Some of our Cell Culture Products and manufacturing sites are subject to FDA regulation and oversight and are required to comply with the Quality System Regulations (formerly known as current good manufacturing practice, or "GMP") described in 21 CFR part 820. Additionally, some of these same sites and products are intended to comply with certain voluntary quality programs such as ISO 9001.

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

    We conduct research activities in the United States and New Zealand and business development activities around the world. As part of these activities we actively seek to license intellectual property from academic, government, and commercial institutions.

    Our revenues have increased significantly since our inception. The increase in our revenues has been due to several factors, including acquisitions, the continued growth of the market for gene identification, cloning, expression, and analysis kits, other products and related services; increasing market acceptance of these kits and products; our introduction of new research kits and products for gene identification, cloning, expression, and analysis; and the expansion of our direct sales and marketing efforts. We plan to continue to introduce new research kits, as we believe continued new product development and rapid product introduction is a critical competitive factor in the market for molecular biology research kits. To support increased levels of sales and to augment our long-term competitive position, we may increase expenditures in sales and marketing, manufacturing and research and development, although in each area we are continuing to streamline our operations and identify redundancies following the Life Technologies merger that will allow us to realize cost savings.

    We currently manufacture products for inventory and ship products shortly after the receipt of orders, and anticipate that we will do so in the future. Accordingly, we do not currently have a significant backlog and do not anticipate we will develop a material backlog in the future.

    We have acquired a significant number of patent rights from third parties as part of our business activities. We use these patent rights as a basis for the development of many of our research kits and other products. We pay royalties to such third parties relating to sales of these research kits, other products and selected services. Royalty expense is recognized as a cost of revenue as the related royalties are incurred.

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

    On February 2, 2000, and September 21, 2000, we completed our mergers with Research Genetics and Ethrog, respectively. Both transactions have been accounted for as pooling of interests, and the consolidated financial statements reflect the combined financial and operating results of Invitrogen, Research Genetics and Ethrog.

    Effective in the first quarter of 2001, we reorganized into two lines of business, a Molecular Biology division and a Cell Culture division and are reporting results by segment for 2001. Segment financial information for Molecular Biology and Cell Culture prior to 2001 has not been provided, as it would be impracticable to do so.

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

RESULTS OF OPERATIONS

  Business Segment Highlights for the Three Months Ended September 30, 2001.

(in thousands)(unaudited)	Molecular Biology	Cell Culture	Corporate And Unallocated(1)	Total
Revenues from external customers	$101,612	$54,393	$—	$156,005
Gross margin	62,859	24,772	(8)	87,623
Gross margin as a percentage of revenues	62%	46%		56%
Selling, administrative and R&D	39,811	10,931	5,148	55,890
Amortization and merger costs	—	—	70,028	70,028

Income (loss) from operations	$23,048	$13,841	$(75,184)	$(38,295)

  Business Segment Highlights for the Nine Months Ended September 30, 2001.

(in thousands)(unaudited)	Molecular Biology	Cell Culture	Corporate And Unallocated(1)	Total
Revenues from external customers	$312,017	$164,017	$—	$476,034
Gross margin	189,309	72,982	(2,676)	259,615
Gross margin as a percentage of revenues	61%	45%		55%
Selling, administrative and R&D	115,574	33,471	13,049	162,094
Amortization and merger costs	—	—	213,757	213,757

Income (loss) from operations	$73,735	$39,511	$(229,482)	$(116,236)

(1)
Unallocated items for the three and nine months ended September 30, 2001, include costs for purchase accounting inventory revaluations of $0 and $2.6 million, amortization of deferred compensation of $0.7 million and $2.0 million and amortization of purchased intangibles of $66.0 million and $204.8 million, respectively, which are not allocated by management for purposes of analyzing the operations since they are non-cash items resulting primarily from purchase accounting.

    Revenues.  Revenues for the three months ended September 30, 2001, increased $108.0 million, or 225%, from $48.0 million in 2000 to $156.0 million for 2001. Revenues for the nine months ended September 30, 2001 increased $373.0 million, or 362%, from $103.0 million in 2000 to $476.0 million for 2001. The acquisition of Life Technologies accounted for a significant portion of the increase in revenues. Due to the integration of our operations that began during the fourth quarter of 2000, the precise amount of the increase in revenues due to Life Technologies is not determinable.

    Pro Forma and Segment Revenues.  Pro forma and segment revenues for the three months and nine months ended September 30, 2000, are provided on an unaudited, pro forma basis, assuming that the merger with Life Technologies occurred on January 1, 2000.

    Revenues for the three months ended September 30, 2001, increased $15.1 million, or 11%, from pro forma revenues of $141.0 million in 2000 to $156.0 million in 2001. Changes in foreign exchange rates when comparing the second quarter of 2001 with the pro forma second quarter of 2000 reduced dollar-denominated revenues by $3.4 million. Holding foreign exchange rates constant with those during the second quarter of 2000, revenues during the second quarter of 2001 would have been $159.4 million, an increase of 13% from pro forma 2000 revenues.

    Revenues for the nine months ended September 30, 2001, increased $52.3 million, or 12%, from pro forma revenues of $423.8 million in 2000 to $476.0 million in 2001. Changes in foreign exchange rates when comparing the nine months ended September 30, 2001, with the pro forma nine months of 2000 reduced dollar-denominated revenues by $14.9 million. Holding foreign exchange rates constant with those during the nine months ended September 30, 2000 revenues during the first nine months of 2001 would have been $490.9 million, an increase of 16% from pro forma 2000 revenues.

    Molecular Biology Segment Revenues.  Revenues for the Molecular Biology segment increased $10.1 million, or 11%, from pro forma segment revenues of $91.5 million for the three months ended September 30, 2000, to $101.6 million in 2001. The $101.6 million of Molecular Biology revenues in 2001 is comprised of $100.0 million of continuing products and $1.6 million of products that were recently discontinued or that we plan to discontinue in the near future. On a pro forma basis, changes in foreign exchange rates reduced dollar-denominated Molecular Biology revenues by $2.3 million when comparing the second quarter of 2001 with pro forma revenues in the second quarter of 2000. Sales of continuing Molecular Biology products would have increased 20% from pro forma 2000 revenues if foreign exchange rates had remained constant.

    Revenues for the Molecular Biology segment increased $39.1 million, or 14%, from pro forma segment revenues of $272.9 million for the nine months ended September 30, 2000, to $312.0 million in 2001. The $312.0 million of Molecular Biology revenues in 2001 is comprised of $301.7 million of continuing products and $10.3 million of discontinued products. On a pro forma basis, changes in foreign exchange rates reduced dollar-denominated Molecular Biology revenues by $8.8 million when comparing the first nine months of 2001 with pro forma revenues in the first nine months of 2000. Sales of continuing Molecular Biology products would have increased 24% from pro forma 2000 revenues if foreign exchange rates had remained constant.

    Cell Culture Segment Revenues.  Revenues for the Cell Culture segment for the three months ended September 30 increased $4.9 million, or 10%, from pro forma segment revenues of $49.5 million in 2000 to $54.4 million in 2001. The $54.4 million of Cell Culture revenues in 2001 is comprised of $47.6 million of continuing products and $6.8 million of products that were recently discontinued or that we plan to discontinue in the near future. Revenues from our BioSepra chromatography business, which was sold on July 31, 2001, are included in the discontinued products revenues classification. On a pro forma basis, changes in foreign exchange rates during the second quarter of 2001 reduced dollar-denominated revenues by $1.1 million. Sales of continuing Cell Culture products would have increased 19% from pro forma 2000 revenues if foreign exchange rates had remained constant.

    Revenues for the Cell Culture segment for the nine months ended September 30 increased $13.2 million, or 9%, from pro forma segment revenues of $150.8 million in 2000 to $164.0 million in 2001. The $164.0 million of Cell Culture revenues in 2001 is comprised of $139.0 million of continuing products and $25.0 million of products that were recently discontinued or that we plan to discontinue in the near future. On a pro forma basis, changes in foreign exchange rates during 2001 reduced dollar-denominated revenues by $6.1 million. Sales of continuing Cell Culture products would have increased 16% from pro forma 2000 revenues if foreign exchange rates had remained constant.

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

    Gross Margin.  The Company's gross margin for the three months and nine months ended September 30, 2001, was 56% and 55% compared with 50% and 59% for the same periods in 2000, respectively. Consolidated gross margins for the periods after the merger with Life Technologies have been lower than Invitrogen's consolidated gross margins before the merger principally because of the inclusion of lower margin products from the Life Technologies acquisition. The company has instituted various programs to improve gross margins since the merger, including cost reductions, price adjustments and the discontinuation or sale of lower-margin product lines. Gross margins have improved in each quarter since the fourth quarter of 2000, which was the first full quarter of combined company results. Gross margins in the third quarter of 2001 were 56% compared with 55% in the second quarter of 2001.

    Gross margins for the Molecular Biology segment for the three months and nine months ended September 30, 2001, were 62% and 61%, respectively, and for the Cell Culture segment were 46% and 45%, respectively.

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

    Sales and Marketing.  Sales and marketing expenses increased $18.6 million from $8.8 million for the three months ended September 30, 2000, to $27.4 million for 2001. As a percentage of revenues, sales and marketing expenses remained the same at 18% in both 2001 and 2000. For the nine months ended September 30, 2001, sales and marketing expenses increased $64.2 million from $19.1 million in 2000 to $83.3 million in 2001. As a percentage of revenues, sales and marketing expenses decreased from 19% in 2000 to 18% in 2001. The reduction as a percentage of revenues resulted from the addition of the Cell Culture segment from the Life Technologies merger which has a lower ratio of sales and marketing costs to revenues and to the closure of a distribution facility in the Netherlands. Additionally, the second quarter of 2000 included costs incurred for a new brand recognition program. The addition of Life Technologies accounted for the majority of the absolute increase for 2001.

    Sales and marketing expenses for the three months and nine months ended September 30, 2001, for the Molecular Biology segment were $20.3 million and $61.9 million, or 20% of segment revenues for both periods, and for Cell Culture were $7.0 million and $20.9 million, or 13% of segment revenues for both periods.

    General and Administrative.  General and administrative expenses for the three months ended September 30 increased $14.3 million from $5.1 million in 2000 to $19.4 million in 2001. As a percentage of revenues for the same periods, general and administrative expenses increased from 11% to 12%.

    General and administrative expenses for the nine months ended September 30 increased $37.6 million from $12.1 million in 2000 to $49.7 million in 2001. As a percentage of revenues for the same periods, general and administrative expenses decreased from 12% to 10%.

    The absolute increase resulted from the addition of Life Technologies along with continued expansion of administrative resources to support our growth. The increase as a percentage of revenues for the three months ended September 30, 2001 resulted primarily from higher legal costs due to litigation to protect our patents and duplicate staffing at our Rockville and Carlsbad sites as we transition employees and functions to Carlsbad. The decline as a percentage of revenues on a year-to-date basis occurred as a fixed portion of our general and administrative expense was spread over a larger revenue base.

    General and administrative expenses for the three months and nine months ended September 30, 2001 for the Molecular Biology segment were $11.8 million and $28.9 million, or 12% and 9% of segment revenues, respectively, and for Cell Culture were $2.7 million and $8.5 million, or 5% of segment revenues for both periods.

    Research and Development.  Research and development expenses increased $3.8 million from $5.3 million for the three months ended September 30, 2000, to $9.1 million for 2001. As a percentage of revenues, research and development expenses decreased from 11% in 2000 to 6% in 2001.

    Research and development expenses increased $16.4 million from $12.7 million for the nine months ended September 30, 2000, to $29.1 million for 2001. As a percentage of revenues, research and development expenses decreased from 12% in 2000 to 6% in 2001.

    The absolute increase in research and development expenses resulted primarily from the addition of Life Technologies, new collaborative research and development projects and expanded research and development facilities. The decline as a percentage of revenues also reflects the impact of Life Technologies, whose historical percentage has averaged 5% to 6% of revenues.

    Research and development expenses for the three months and nine months ended September 30, 2001, for the Molecular Biology segment were $7.8 million and $24.8 million, or 8% of segment revenues for both periods and for Cell Culture were $1.3 million and $4.0 million, or 2% of segment revenues for both periods.

    Goodwill and Other Purchased Intangibles Amortization.  The increase in the amortization of intangible assets from $11.8 million for the three and nine months ended September 30, 2000, to $66.0 million and $204.8 million for the same periods in 2001, respectively, is due primarily to the amortization of intangible assets acquired with Life Technologies, which are amortized using the straight-line method primarily over periods ranging from five to thirteen years.

    With the adoption of SFAS No. 141 and SFAS No. 142, effective January 1, 2002, we expect that the elimination of goodwill amortization would have a positive impact on reported net income for the year ended December 31, 2002, of approximately $194 million, based on the current values assigned to goodwill and assembled workforce. We are currently assessing the impacts of adoption of these two standards on other intangible assets and the respective impact on the consolidated results of operations, financial position and cash flows.

    Merger Costs.  Merger costs for the three months and nine months ended September 30, 2001, totaled $4.0 million and $9.0 million, respectively, and are for the restructuring and integration of the operations of Life Technologies and Invitrogen that are not part of the purchase price of the acquisition since the costs incurred benefit future operations of the combined companies. Due to the ongoing restructuring, additional integration costs are expected to be at least $2.0 million during the remaining three months of 2001.

    Merger costs for the three months and nine months ended September 30, 2000, represent net costs associated with the NOVEX, Research Genetics and Ethrog mergers that are expensed under the pooling method of accounting and totaled $0.4 million and $7.0 million, respectively.

    Interest Income.  Interest income decreased slightly by $0.1 million from $5.3 million for the three months ended September 30, 2000, to $5.2 million for 2001. Interest income in 2000 was higher due to $192 million in restricted cash held for the sixteen days following the merger that was subsequently paid in October 2000 to the selling shareholders and to higher interest rates in 2000. For the nine months ended September 20, 2001, interest income increased by $4.8 from $11.2 million in 2000 to $16.0 million in 2001. The increase was mainly attributable to larger balances of cash and investments during the nine months ended September 30, 2001.

    Interest Expense.  Interest expense remained unchanged at $2.6 million for the three months ended September 30, 2000 and 2001. For the nine months ended September 30, interest expense increased $1.6 million from $6.3 million in 2000 to $8.0 million in 2001, due mainly to interest on the 5 1/2% Convertible Subordinated Notes that were issued in March 2000.

    Other Income, net.  Net other income increased by $0.7 million from net other expense of $0.3 million for the three months ended September 30, 2000, to net other income of $0.4 million for 2001 due mainly to net periodic pension income of $0.6 million from the Dexter Postretirement Health Benefit Program. Other income, net, increased to $3.3 million for the nine months ended September 30, 2001 from zero for the same period in 2000 due mainly to $1.9 million in net periodic pension income from the Dexter Postretirement Health Benefit Program, a $1.0 million gain on the sale of a facility in the Netherlands in the second quarter and a $1.3 million gain in the first quarter on the sale of a product line acquired in the merger with Life Technologies.

    Provision for Income Taxes.  The income tax provision for the nine months ended September 30, 2001, was $6.2 million on a pre-tax loss of $104.9 million. Included in the pre-tax loss are certain merger related costs and amortization expense of certain purchased intangibles that are not deductible for tax purposes. Excluding the impact of these costs and expense, our effective tax rate was 35.5% for the nine months ended September 30, 2001 compared with 35.3% for the full year 2000.

LIQUIDITY AND CAPITAL RESOURCES

    Operating activities provided net cash of $79.9 million during the nine months ended September 30, 2001. The net reduction of $32.2 million in accrued expenses and other current liabilities from December 31, 2000, required significant cash payments for accrued merger costs and accrued payroll taxes from stock option exercises. Net cash from investing activities generated $37.9 million and reflects $55.8 million in net proceeds from the sales of facilities, $11.6 million in net cash proceeds from the sale of our BioSepra business and $10.3 million released from an escrow account acquired in the Dexter merger. These investing proceeds were reduced by $7.3 million in cash paid for the remaining 20% ownership in the Company's Japanese subsidiary and capital expenditures and payments for intangible assets during the nine months ended September 30, 2001, which totaled $25.1 million and $5.7 million, respectively. Net cash generated from financing activities totaled $27.5 million, and includes $25.9 million in net proceeds from stock issued under employee stock plans.

    On September 14, 2000, we completed our mergers with Life Technologies and Dexter. Certain costs associated with the restructuring of existing Invitrogen operations and costs necessary to integrate the businesses of Invitrogen and Life Technologies that are expected to benefit future operations are estimated to be approximately $11.3 million in 2001. As of September 30, 2001, $9.1 million of these costs have been incurred and recognized as expense in merger costs in the consolidated statements of operations.

    In May 2001, we sold our Rockville, Maryland facility and received $53.4 million in cash, net of closing costs. On July 31, 2001, the Company sold its BioSepra chromatography business for $13.2 million in cash, including $1.6 million in cash sold, to Ciphergen Biosystems, Inc. The Company did not recognize any gain or loss on these sales as the net assets sold were acquired in the Life

Technologies merger and, in accordance with purchase accounting rules, the costs assigned to the net assets in the consolidated balance sheet were adjusted to this fair market value. These adjustments, net of applicable taxes, were allocated to goodwill.

    During the nine months ended September 30, 2001, we recorded a reduction in our current tax liability of $12.4 million representing amounts deductible for income tax purposes for non-qualified stock option exercises and disqualifying dispositions of our common stock by employees during the year. This benefit is reflected as additional paid-in-capital in the September 30, 2001, consolidated balance sheet.

    The Company had $172.5 million principal amount of 5 1/2% convertible subordinated notes (the "Convertible Notes") due 2007, outstanding at September 30, 2001. Interest on the Convertible Notes is payable semi-annually on March 1st and September 1st. The Convertible Notes were issued at 100% of principal value and are convertible into 2.0 million shares of common stock at the option of the holder at any time at a price of $85.20 per share. The Convertible Notes may be redeemed, in whole or in part, at the Company's option on or after March 1, 2003, at a premium of 103.143% of principal value which declines annually to par value at maturity date.

    As of September 30, 2001, we had cash and cash equivalents of $563.1 million, long-term investments of $0.7 million and working capital of $662.2 million, excluding restricted cash and investments. Our funds are currently invested in overnight money market accounts, time deposits, commercial paper, corporate debt, U.S. treasury obligations and government agency notes. As of September 30, 2001, foreign subsidiaries in France, Japan, New Zealand and Australia had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The U.S. Dollar equivalent of these facilities total $5.3 million, of which $4.1 million was outstanding at September 30, 2001. There are no parent company guarantees associated with these facilities.

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

    Based on the current values assigned to goodwill and assembled workforce, we expect that the elimination of goodwill amortization would have a positive impact on reported net income for the year ended December 31, 2002, of approximately $194 million. We are currently assessing the impacts of adoption of SFAS No. 141 and SFAS No. 142 on other intangible assets and the respective impact on the consolidated results of operations, financial position and cash flows.

DERIVATIVE FINANCIAL INSTRUMENTS

    We are exposed to market risk related to changes in foreign currency exchange rates, commodity prices, and interest rates, and selectively use financial instruments to manage these risks. We do not enter into financial instruments for speculation or trading purposes.

    We use forward sale agreements to manage exposure to currency exchange rate risk on existing and anticipated transactions. We hedge currency exposures of firm commitments and specific assets and liabilities denominated in non-functional currencies to protect against the possibility of diminished cash flow and adverse impact on earnings. Our currency exposures vary, but are primarily concentrated in the Euro, British Pound Sterling, Australian Dollar and Japanese Yen. At September 30, 2001, we had $3.1 million in financial instruments outstanding as hedges of currency risk which expire on various dates through December 2001. Our exposure to commodity price changes relates to certain manufacturing operations that utilize certain commodities as raw materials. We manage our exposure to changes in those prices primarily through our procurement and sales practices.

    These financial exposures are monitored and managed by us as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on our results.

    On January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," and various related implementation pronouncements. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging instruments. SFAS No. 133, as amended, requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through the statement of operations. If the derivative qualifies for hedge accounting, depending on the nature of the hedge, changes in fair value of the hedged assets, liabilities or firm commitments are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. We do not enter into financial instruments for speculation or trading purposes. The implementation of SFAS No. 133, as amended, did not have a material impact on our consolidated financial statements for the periods presented in this Form 10-Q.

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

    Many of our reporting entities conduct a portion of their business in currencies other than the entity's functional currency. These transactions give rise to receivables or payables that are denominated in currencies other than the entity's functional currency. Changes in the exchange rates between the functional currency and the currency in which the transaction is denominated result in currency transaction gains and losses that are included in the determination of income. Net currency exchange losses realized on business transactions were $0.1 million and $0.9 million for the three months and nine months ended September 30, 2001, and $0.4 million and $0.4 for the same periods in 2000, respectively.

ISSUES RELATED TO THE EUROPEAN MONETARY CONVERSION

    On January 1, 1999, certain member states of the European Economic Community (EEC) fixed their respective currencies to a new currency, the Euro. On that day, the Euro became a functional legal currency within these countries. During the three years beginning on January 1, 1999, business in these EEC member states are being conducted in both the Euro and the existing national currency, such as the Netherlands Guilder, French Franc or Deutsche Mark. Businesses are required to complete transition to the Euro and begin reporting and conducting their transactions in the Euro by January 1, 2002. On July 1, 2002, the existing national currencies will be withdrawn and will no longer be considered legal tender.

    Companies operating in or conducting business in EEC member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling the existing currencies, as well as the Euro. During the third quarter of 2001, we successfully implemented the Euro compliant version of our European software system, and the conversion of the currencies will be completed in December 2001 in accordance with European Union requirements. The cost to upgrade the software was $0.3 million. To date we have spent immaterial amounts to comply with these statutory requirements. These assessments have not been independently verified. Also, we have not determined the costs related to any problems that may arise in the future due to the inability of any of our customers or vendors to comply with the statutory requirements. Any such problems may materially adversely affect our business, operating results and financial condition.

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

    Because the risk factors referred to in this document could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements that we make, you should not unduly rely on any such forward-looking statements. Further, any forward-looking statement applies only as of the date on which it is made. We do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict the factors that will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

Failure to Manage Growth Could Impair Our Business.

    Our business has grown rapidly. Our net revenues increased from $55.3 million in 1997 to $246.2 million in 2000. During that same period we significantly expanded our operations in the United States, Europe and Asia-Pacific.

    The number of our employees increased from approximately 272 at December 31, 1996, to approximately 2,800 at September 30, 2001.

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

Failure to Integrate Successfully Life Technologies and Other Companies Into Our Operations Could Reduce Our Revenues and Profits.

    We completed our merger with Life Technologies on September 14, 2000. In addition, since the beginning of 2000 we have acquired Dexter Corporation, Research Genetics, Inc. and Ethrog Biotechnologies, Ltd. Our integration of the operations of Life Technologies and these previously-acquired companies will continue to require significant efforts from each company, including the coordination of research and development and sales and marketing efforts. We may find it difficult to integrate the operations of these acquired companies. A number of Life Technologies employees have left Invitrogen or have been terminated, and others may leave or be terminated because of the merger. Some of these former employees had Change-In-Control Agreements pursuant to which we have made significant lump sum cash payments and are required to maintain certain benefits for a two-year period from the date of the merger. Additional employee terminations or resignations or facility closures may require us to make additional severance or other payments and may result in litigation.

    Our U.S. headquarters and pre-merger operations are located in Carlsbad, California. As a result of the mergers, we have operations in Frederick, Maryland, Grand Island, New York, and Huntsville, Alabama, as well as locations throughout Europe and Asia-Pacific. We are in the process of relocating certain manufacturing, distribution, and R&D facilities from Maryland to Carlsbad, California and Grand Island, New York. Because our facilities are physically separated and we are relocating certain facilities it may be difficult for us to communicate effectively with, manage and integrate these companies' staffs and operations with the rest of Invitrogen. Such difficulties could significantly hurt our operations and consequently our financial results.

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

Our Market Share Depends on New Product Introductions and Acceptance.

    The market for certain of our products and services is only about fifteen years old. Rapid technological change and frequent new product introductions are typical for the market. For example, prepackaged kits to perform research in particular cell lines and already-isolated genetic material are only now coming into widespread use among researchers. Our future success will depend in part on continuous, timely development and introduction of new products that address evolving market requirements. We believe successful new product introductions provide a significant competitive advantage because customers make an investment of time in selecting and learning to use a new product, and are reluctant to switch thereafter. We spend significant resources on internal research and development as well as on technology developed elsewhere to support our effort to develop and introduce new products. To the extent that we fail to introduce new and innovative products, we could fail to obtain an adequate return on these investments and could lose market share to our competitors, which would be difficult or impossible to regain. An inability, for technological or other reasons, to develop successfully and introduce new products could reduce our growth rate or otherwise damage our business.

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

    If a third party claimed an intellectual property right to technology we use, we might need to discontinue an important product or product line, alter our products and processes, defend our right to use such technology in court, pay license fees or cease certain activities. Although we might under these circumstances attempt to obtain a license to such intellectual property, we may not be able to do so on favorable terms, or at all.

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

    We are currently involved in patent litigation, and in the event of additional intellectual property disputes we may be involved in further litigation. We are currently enforcing our intellectual property rights through patent litigation in several court actions, primarily relating to H minus reverse transcriptase, which is the basis for our Superscript and related product lines. In addition to court actions, patent litigation could involve proceedings before the U.S. Patent and Trademark Office or the International Trade Commission, as well as proceedings brought by affected third parties or by us. Intellectual property litigation can be extremely expensive, and such expense, as well as the consequences should we not prevail, could seriously harm our business. We may also be harmed if we do not prevail in our pending patent litigation relating to H minus reverse transcriptase because we may be unable to prevent third parties from using this technology in the commercial marketplace. Additionally, if our products are found to infringe a third party's intellectual property, we may be required to pay damages for past infringement, and lose the ability to sell certain products or receive licensing revenues. In addition to intellectual property litigation, other substantial, complex or extended litigation could cause us to incur large expenditures and distract our management. For example, lawsuits by employees, stockholders, collaborators, distributors, customers, or end-users of our products or services could be very costly and substantially disrupt our business. Disputes from time to time with such companies or individuals are not uncommon, and we cannot assure you that we will always be able to resolve such disputes out of court or on terms favorable to us.

    In particular, in acquiring Dexter Corporation, we assumed certain of Dexter's liabilities, ongoing disputes and litigation. These include personal injury, workers' compensation, automobile, environmental, warranty and product liability claims, among others. Unexpected costs could exceed stated reserves and insurance, requiring us to allocate additional funds and other resources to address Dexter's liabilities.

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

Loss of Key Personnel Could Hurt Our Business.

    Our products and services are highly technical in nature. In general, only highly qualified and trained scientists have the necessary skills to develop and market our products and provide our services. In addition, some of our manufacturing positions are highly technical as well. We face intense competition for these professionals from our competitors, customers, marketing partners and other companies throughout our industry. We do not generally enter into employment agreements requiring these employees to continue in our employment for any period of time. Any failure on our part to hire, train, and retain a sufficient number of qualified professionals would seriously damage our business. Additionally, some measures that we implement during the course of integrating Life Technologies into our operations may be disruptive to some of our key research and development personnel and cause them to leave us. Earlier this year we sold the headquarters of Life Technologies in Rockville, Maryland and are in the process of relocating the operations conducted there to our other facilities. Some of our employees have chosen to terminate their employment rather than relocate. If we were to lose a sufficient number of our research and development scientists, and were unable to replace them or satisfy our needs for research and development through outsourcing, it could seriously damage our business.

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

    The markets for certain of our products, such as electrophoresis products, custom primers, certain amplification products (such as enzymes for polymerase chain reaction), and fetal bovine serum, are also subject to specific competitive risks. These markets are highly price competitive. Our competitors have competed in the past by lowering prices on certain products. Our competitors may lower prices on these or other products in the future and we may, in certain cases, respond by lowering our prices. This would reduce revenues and profits. Conversely, failure to anticipate and respond to price competition may hurt our market share.

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

Loss of Distributors May Hurt Our Sales, and Distributors May Force Us to Use More Expensive Marketing and Distribution Channels.

    Certain of our customers have developed purchasing initiatives to reduce the number of vendors from which they purchase in order to lower their supply costs. In some cases these accounts have established agreements with large distributors, which include discounts and the distributors' direct involvement with the purchasing process. These activities may force us to supply the large distributors with our products at a discount to reach those customers. For similar reasons many larger customers, including the U.S. government, have requested and may in the future request, special pricing arrangements, including blanket purchase agreements. These agreements may limit our pricing flexibility, which could have an adverse impact on our business, financial condition and results of operations. Our pricing flexibility could particularly be affected with respect to electrophoresis products, custom oligonucleotides, certain amplification products (such as enzymes for polymerase chain reaction), and fetal bovine serum. For a limited number of customers we have made sales, at the customer's request, through third-party Internet vendors. Although Internet sales through third parties have not had a significant impact to date, it is possible that this method of distribution could have a negative impact on our gross margins, because any commission paid on Internet sales would be an additional cost not incurred through the use of non-Internet vendors.

Failure to Obtain Products and Components From Third-party Manufacturers Could Affect Our Ability to Manufacture and Deliver Our Products.

    We rely on third-party manufacturers to supply many of our raw materials, product components, and in some cases, entire products. In particular, we purchase all of the cassettes used in our pre-cast electrophoresis gels from two third-party manufacturers. Also, we have contracted with an outside vendor for the production of our PowerEase instrument products. Manufacturing problems may occur with these and other outside sources. If such problems occur, we cannot assure you that we will be able to manufacture our products profitably or on time.

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

    The Asia-Pacific region, Europe, and South America have experienced somewhat unsteady economic conditions and significant devaluation in currencies in some countries. The economic situation in these regions may result in slower payments of outstanding receivable balances. Our business could be damaged by weakness in the economies in these regions.

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

Our Business was Detrimentally Affected by the Effects of the Terrorist Attacks on the United States on September 11, 2001, and We Remain Vulnerable to the Effects of Similar Types of Attacks in the Future.

    The recent terrorist attacks of September 11, 2001 had an adverse impact on our business because of the resulting interference with the delivery of our products. Disruptions in air transportation affected delivery of many of our products and caused a reduction in our revenue for the third quarter of 2001. Any further occurrence of similar events could interfere with the delivery of our products, which may result in an adverse effect on our revenue. Additionally, as the government allocates funds to address the events surrounding the September 11, 2001 attacks, any shift of government spending away from funding of life sciences research and development may cause our customers to delay or forego purchases of our products, which would have a negative impact on our business.

If Our Customers or Vendors are Unable to Upgrade Their Financial Systems to Comply with the Statutory Requirements for Euro Compliance, our Business, Operating results and Financial Condition May be Adversely Affected.

    Companies operating in or conducting business in European Economic Community (EEC) member states must ensure that their financial and other software systems are capable of processing transactions and properly handling the existing currencies, as well as the Euro. We are in the process of testing our financial and order processing systems for conversion routines to ensure that internal and external translations are handled properly. We anticipate being fully compliant with statutory requirements prior to the January 1, 2002 deadline set by the EEC. However, we have not determined the costs related to any problems that may arise in the future due to the inability of any of our customers or vendors to comply with the statutory requirements. Any such problems may materially adversely affect our business, operating results and financial condition.

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

  •
  cumulative voting is not allowed;

  •
  we require advance notice for nomination of directors and for stockholder proposals; and

  •
  a number of our executives have agreements with us that entitle them to payments in certain circumstances under a change in control.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    We are subject to interest rate risk. Our investment portfolio is maintained in accordance with our investment policy which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. We do not utilize any form of interest rate swap agreements to manage our exposure to fluctuations in earnings due to changes in interest rates. As of September 30, 2001, the majority of our cash and cash equivalents are invested in securities with maturities of less than 90 days. Since the fair value of our cash and cash equivalents approximated carrying value due to the short-term nature of the investments, any increase in interest rates would not have a material impact on the ending value of our cash equivalents. We would, however, be at risk for lower earnings should interest rates decline dramatically.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

    None.

Item 2. Changes in Securities and Use of Proceeds

    Not applicable.

Item 3. Defaults Upon Senior Securities

    Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

    None.

Item 5. Other Information

    Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)
The following exhibits are filed as part of this report:

3.1	Restated Certificate of Incorporation of the Company, as amended(1)
3.2	Amended and Restated Bylaws of Invitrogen(2)
3.3	Certificate of Correction Dated February 21, 2001 to the Restated Certificate of Incorporation of Invitrogen(3)
10.1	Description of Non-Employee Director Compensation Arrangements adopted April 26, 2001
10.2	Letter to Mr. Raymond Dittamore dated November 5, 2001 regarding Non-Employee Director Compensation
10.3	2000 Nonstatutory Stock Option Plan, as amended and restated on July 19, 2001
10.4	Invitrogen Corporation 1997 Stock Option Plan, as amended and restated on July 19, 2001

  (1)
  Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2000 (File No. 000-25317).

  (2)
  The Amended and Restated Bylaws are incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-68665). A further amendment to the Bylaws adopted by a Resolution of the Board of Directors dated July 19, 2001 is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2001 (File No. 000-25317).

  (3)
  Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2001 (File No. 000-25317).
(b)
The following reports on Forms 8-K were filed during the quarter ended September 30, 2001:

  None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVITROGEN CORPORATION
Date: November 8, 2001	By:	/s/ JAMES R. GLYNN James R. Glynn Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

INDEX TO EXHIBITS

3.1	Restated Certificate of Incorporation of the Company, as amended(1)
3.2	Amended and Restated Bylaws of Invitrogen(2)
3.3	Certificate of Correction Dated February 21, 2001 to the Restated Certificate of Incorporation of Invitrogen(3)
10.1	Description of Non-Employee Director Compensation Arrangements adopted April 26, 2001
10.2	Letter to Mr. Raymond Dittamore dated November 5, 2001 regarding Non-Employee Director Compensation
10.3	2000 Nonstatutory Stock Option Plan, as amended and restated on July 19, 2001
10.4	Invitrogen Corporation 1997 Stock Option Plan, as amended and restated on July 19, 2001

  (1)
  Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2000 (File No. 000-25317).

  (2)
  The Amended and Restated Bylaws are incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-68665). A further amendment to the Bylaws adopted by a Resolution of the Board of Directors dated July 19, 2001 is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2001 (File No. 000-25317).

  (3)
  Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2001 (File No. 000-25317).

QuickLinks

FORM 10-Q
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
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS