Form 10-K405
period 2001-12-31
INVITROGEN CORP
filed 2002-03-11
CIK 1073431

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-25317

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

Common Stock $.01 Par Value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant as of March 1, 2002 was $1,809,762,196 based on the last reported sale price of $34.12 per share on March 1, 2002.

        The number of outstanding shares of the registrant's common stock as of March 1, 2002 was 53,041,096.

        DOCUMENTS INCORPORATED BY REFERENCE: Certain information called for by Part III of the Form 10-K will either be filed with the Commission under Regulation 14A under the Securities Exchange Act of 1934 or by amendment to this Form 10-K, in either case on or before April 30, 2002.

INVITROGEN CORPORATION
Annual Report on Form 10-K
for the Year Ended December 31, 2001

FORWARD-LOOKING STATEMENTS

        Any statements in this Annual Report on Form 10-K about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," "outlook" and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from the results expressed in the statements. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Form 10-K. The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this Form 10-K. Among the key factors that have a direct impact on our results of operations are:

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

i

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

        We have made a number of acquisitions in recent years that have significantly expanded our overall size and the breadth of the products we offer:

  •
  On August 17, 1999, we acquired NOVEX, a developer and manufacturer of pre-cast electrophoresis gels and associated products for gene and protein analysis. The legal entity NOVEX was merged into the Company on October 1, 2001, although NOVEX financial statements were consolidated into our financial statements as of the date of the acquisition.

  •
  On February 2, 2000, we acquired Research Genetics, Inc., a leading supplier of products and services for functional genomics and gene-based drug discovery research. The legal entity Research Genetics, Inc. was merged into the Company on October 1, 2001, although the financial statements were consolidated into our financial statements as of the date of acquisition.

  •
  On June 21, 2000, we acquired Ethrog Biotechnologies Limited, an Israeli company that develops, manufactures, and markets products for laboratory use.

  •
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

        We are currently in the process of consolidating our facilities in several locations. In Maryland, we have sold our Rockville facility, and we have moved the operations that were conducted there (primarily research and development, sales, information technologies, and administrative functions) to Frederick, Maryland, Grand Island, New York, Carlsbad, California, and Huntsville, Alabama. Additionally, we are currently in the process of restructuring other elements of our operations as part of our overall integration following the Life Technologies merger.

Financial Information About Our Segments

        In the first quarter of 2001, we completed our reorganization into two lines of business, a Molecular Biology segment and a Cell Culture segment. Financial information regarding our segments is included in our Consolidated Financial Statements, which begin on page 34.

Description of Our Business

Company Overview

        We develop, manufacture and market research tools in kit form and provide other research products to customers engaged in life sciences research and the commercial manufacture of genetically engineered products. We are a leading supplier of research kits and reagents that simplify and improve gene cloning, gene expression, and gene analysis techniques. Additionally we are a leading supplier of sera, cell and tissue culture media and reagents used in life sciences research, as well as in processes to grow cells in the laboratory and produce pharmaceuticals and other materials.

        Our research kits simplify and improve gene cloning, gene expression and gene analysis techniques as well as other molecular biology activities. These techniques and activities are used to study how a cell is regulated by its genetic material, known as functional genomics, and to search for drugs that can treat diseases. Our kits and products allow researchers to perform these activities more accurately, efficiently and with greater reproducibility compared to conventional research methods. Our kits and products have made molecular biology research techniques more accessible to pharmaceutical, biotechnology, agricultural, government and academic researchers with backgrounds in a wide range of scientific disciplines. Our "high-throughput" gene cloning and expression technology allows us to clone and expression-test genes on an industrial scale. We are utilizing this high-throughput technology to generate additional license, service and product opportunities. Through our NOVEX product line we develop, manufacture and market research electrophoresis products in pre-cast form, which improves the speed, reliability and convenience of gel electrophoresis. Gel electrophoresis is a technique that is used as a tool to visualize the results of many different types of molecular biology experiments. As such, gel electrophoresis is integral to the majority of the molecular biology activities that our other kits and products address. By acquiring Research Genetics in February 2000, we became a leading supplier of products and services for functional genomics and gene-based drug discovery research. Our merger with Life Technologies in September 2000 significantly broadened our offering of molecular biology and cell culture products and services, expanded our sales and distribution network, added significant research and development expertise, and enhanced our intellectual property portfolio.

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

        The cellular biochemistry research market involves the study of the genetic functioning and biochemical composition of cells as well as their proliferation, differentiation, growth and death. The understanding gained from such study has broad application in the field of developmental biology and is important in the study of carcinogenesis, virology, immunology, vaccine design and production and agriculture. To grow the cells required for research, researchers use cell or tissue culture media which simulate under laboratory conditions (in vitro) the environment in which cells live naturally (in vivo) and which provides nutrients required for their growth.

        Molecular biology involves the study of the genetic information systems of living organisms. The genetic material of living organisms consists of long, double-stranded molecules of DNA (deoxyribonucleic acid). DNA contains the information required for the production of proteins by means of RNA (ribonucleic acid), a single-stranded molecule similar in composition to DNA. Proteins have many different functional properties and include antibodies, certain hormones and enzymes. Many researchers study the various steps of gene expression from DNA to RNA to protein products and the impact of these proteins on cellular function. Other researchers are interested in manipulating the DNA-RNA system in order to modify its functioning. Through techniques that are commonly termed "genetic engineering" or "gene-splicing," a researcher can modify an organism's naturally occurring DNA to produce a desired protein not usually produced by the organism, or to produce a naturally produced protein at an increased rate.

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

Products

        Our products are principally research tools in reagent and kit form, biochemicals, sera, media and other products and services we sell to corporate, academic, and government entities. We focus our business on two principal product segments, molecular biology products and cell culture products.

        We plan to continue to introduce new research kits, as we believe continued new product development and rapid product introduction is a critical competitive factor in the market for molecular biology and cell culture research kits. We may continue to increase expenditures in sales and marketing, manufacturing and research and development to support increased levels of sales and to augment our long-term competitive position, although in each area we are currently attempting to streamline our operations and identify redundancies following the Life Technologies merger that will allow us to realize cost savings and operating efficiencies.

        Except for our oligonucleotide and services businesses, which are make-to-order businesses, we principally manufacture products for inventory and ship products shortly after the receipt of orders, and anticipate that we will continue to do so in the future. We do not currently have a significant backlog and do not anticipate we will develop a material backlog in the future. In addition, we rely on third-party manufacturers to supply many of our raw materials, product components, and in some cases, entire products.

        We manufacture the majority of our products in our manufacturing facilities in Carlsbad and San Diego, California; Frederick, Maryland; Grand Island, New York; and Inchinnan, Scotland. In addition, we purchase products from third-party manufacturers for resale. We also have manufacturing facilities in Germany, New Zealand, Japan, Brazil, and Israel. We continue to make improvements to our manufacturing facilities located in New York and California as we strive to achieve an appropriate level of manufacturing capacity and efficiency.

Research and Development

        We believe that a strong research and product development effort is important to our future growth. We spent $38.1 million, $23.6 million, and $14.9 million on research and development activities in 2001, 2000 and, 1999, respectively, which includes amounts spent by our Life Technologies operations following the merger on September 14, 2000.

        Research and development expenses in 2001, 2000, and 1999 were primarily directed toward developing innovative new products in areas where we have expertise and have identified substantial market needs, creating solutions for customers in the life sciences research and industrial bioprocessing areas and improving production processes.

        We conduct most of our research and development activities at our own facilities in the United States and New Zealand, using our own employees. At December 31, 2001, we had 200 employees principally engaged in research and development. Our scientific staff is augmented by advisory and collaborative relationships with a number of scientists.

        Our research and development activity is aimed at maintaining a leadership position in providing research tools to the life sciences research market and enhancing our market position as a supplier of products used to manufacture genetically engineered pharmaceuticals and other materials.

Sales and Marketing

        We sell most of our products through our own sales force, and the remaining products are sold through agents or distributors. We currently market our products directly in over 24 countries throughout the world and sell through distributors or agents in approximately 45 additional countries. These independent distributors may also market research products for other companies, including some products that are competitive with our offerings. As of December 31, 2001, we employed 203 people in our sales and marketing group.

        Our sales strategy has been to employ scientists to work as our technical sales representatives. Most of our technical sales representatives have an extensive background in biology and molecular biology. A thorough knowledge of biological techniques and an understanding of the research process allows our sales representatives to become advisors, acting in a consultative role with our customers. Our use of technical sales representatives also enables us to identify market needs and new technologies that we can license and develop into new products.

        Our marketing departments in our U.S., European and Asia-Pacific headquarters combine various types of media and methods to inform customers of new product developments and enhancements to existing products. We advertise in prominent scientific journals, publish a yearly catalog, a bi-monthly newsletter and conduct direct mail campaigns to researchers. We also reach a broad range of scientists by hosting an annual symposium, presenting at scientific seminars and exhibiting at scientific meetings. Invitrogen's website allows researchers to view an on-line catalog, download technical manuals and vector sequences, read our newsletter and participate in interactive forums and discussion groups.

Technology Licensing

        Many of our products are manufactured or sold under the terms of license agreements that require us to pay royalties to the licensor based upon a percentage of the sales of products containing the licensed materials or technology. Although we have increasingly emphasized our own research and development in recent periods, we believe our ability to in-license new technology from third parties is and will continue to be critical to our ability to offer new products. Our ability to compete as an innovator in the development of research products and services depends in part on our ability to convince inventors that we can successfully bring new technologies to market. Our significant licenses or exclusivity rights expire at various times during the next 15 years.

        We can not assure you that we will be able to continue to identify attractive new technologies developed by others. Even if we are able to identify new technologies of interest, we may not be able to negotiate a license on acceptable terms, or at all. Some of our licenses do not run for the length of the underlying patent. We may not be able to renew our existing licenses on favorable terms, or at all. If we lose the rights to patented technology, we may need to discontinue selling certain of our products, redesign our products, and we may lose a competitive advantage. Potential competitors could in-license technologies that we fail to license and potentially erode our market share for certain products.

        Our licenses typically subject us to various economic and commercialization obligations. If we fail to comply with these requirements we could lose important rights under a license, such as the right to exclusivity in a certain market. In some cases, we could also lose all rights under a license. In addition, certain rights granted under the license could be lost for reasons out of our control. For example, the licensor could lose patent protection for a number of reasons, including invalidity of the licensed patent, or a third party could obtain a patent that curtails our freedom to operate under one or more of the licenses. We do not receive any significant indemnification from a licensor against third party claims of intellectual property infringement.

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

        Our success depends to a significant degree upon our ability to develop proprietary products and technologies. It is important to our success that we protect the intellectual property associated with these products and technologies. We intend to continue to file patent applications as we develop new products and technologies. Patents provide some degree of protection for our intellectual property. However, the assertion of patent protection involves complex legal and factual determinations and is therefore uncertain. In addition, the laws governing the scope of patent coverage and the periods of enforceability of patent protection continue to evolve, particularly in the areas of molecular biology of interest to us.

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

        We rely in part on trade secret protection of our intellectual property. We protect our trade secrets by entering into confidentiality agreements with third parties, employees and consultants. Employees and consultants also sign agreements to assign to us their interests in patents and copyrights arising from their work for us. Employees also agree not to engage in unfair competition with us after their employment by using our confidential information. We have additional secrecy measures as well. However, these agreements can be breached and, if they were, there might not be an adequate remedy available to us. Also, a third party could learn our trade secrets through means other than by breach of our confidentiality agreements, or our trade secrets could be independently developed by our competitors.

Competition

        The markets for our products are very competitive and price sensitive. There are numerous life science research product suppliers that compete with us, which have significant financial, operational, sales and marketing resources, and experience in research and development, although many of these competitors only compete with us in a limited portion of our product line. These and other companies may have developed or could in the future develop new technologies that compete with our products or even render our products obsolete. We believe that a company's competitive position in our markets is determined by product function, product quality, speed of delivery, technical support, price, breadth of product line, and timely product development. We believe our customers are diverse and place varying degrees of importance on the competitive attributes listed above. While it is difficult to rank these attributes for all its customers in the aggregate, we believe we are well positioned to compete in each category.

        The markets for certain of our products such as, electrophoresis products, custom oligonucleotide synthesis products, amplification products and fetal bovine serum products are also subject to specific competitive risks. These markets are highly price competitive. Our competitors have competed in the past by lowering prices on certain products, and they may do so in the future. In certain cases, we may respond by lowering our prices, which would reduce revenues and profits. Conversely, failure to anticipate and respond to price competition may hurt our market share.

        We believe that customers in our markets display a significant amount of loyalty to their initial supplier of a particular product. Therefore, it may be difficult to generate sales to customers who have purchased products from competitors. To the extent we are unable to be the first to develop and supply new products, our competitive position will suffer.

Suppliers

        We buy materials for our products from many suppliers, including certain affiliated joint ventures. We are generally not dependent on any one supplier or group of suppliers. Raw materials, other than raw fetal bovine serum, or FBS, are generally readily available at competitive prices from a number of suppliers. Although there is a well-established market for FBS, one of our major products, its price has been unstable at times in the past, and its supply could be limited because the availability of slaughtered cattle tends to be cyclical. We acquire raw FBS products from various suppliers, including affiliated joint ventures. Some of these suppliers provide a major portion of the FBS available from a specific geographic region, although no single supplier provides a majority of the total FBS available to us.

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

        We comply with the OSHA Bloodborne Pathogens Standard and voluntarily employ Centers for Disease Control/National Insitutes of Health, Guidelines for Research Involving Recombinant DNA Molecules, Biosafety in Microbiological and Biomedical Laboratories and the hazard classification system recommendations for handling bacterial and viral agents, with capabilities through biosafety level two.

        In addition to the foregoing, we are subject to other federal, state and local laws and ordinances applicable to our business, including environmental protection and radiation protection laws and regulations, the Occupational Safety and Health Act; the Toxic Substances Control Act; national restrictions on technology transfer, import, export and customs regulations; statutes and regulations relating to government contracting; and similar laws and regulations in foreign countries. In particular, we are subject to European regulations regarding importation of animal-derived products such as FBS.

Employees

        As of December 31, 2001, we had 2,726 employees, 870 of whom were employed outside the United States. Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, research and academic institutions, government entities and other organizations.

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

Risks Related to the Growth of Our Business

Failure to manage growth could impair our business.

        Our business has grown rapidly. Our net revenues increased from $55.3 million in 1997 to $629.3 million in 2001. During that same period we significantly expanded our operations in the United States, Europe and Asia-Pacific. The number of our employees increased from 272 at December 31, 1996, to 2,726 at December 31, 2001.

        It is difficult to manage this rapid growth, and our future success depends on our ability to implement:

  •
  research and product development programs;

  •
  sales and marketing programs;

  •
  manufacturing operations at an appropriate capacity;

  •
  customer support programs;

  •
  operational and financial control systems; and

  •
  recruiting and training programs.

        Our ability to offer products and services successfully and to implement our business plan in a rapidly evolving market requires an effective planning, reporting and management process. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures, and to expand and train our workforce worldwide. We also need to continue to manufacture our products efficiently and to control or adjust the expenses related to research and development, marketing, sales and general and administrative activities in response to changes in revenues. If we are not successful in efficiently manufacturing our products or managing such expenses there could be an adverse impact on our earnings.

        Our merger with Life Technologies has required substantial investments in operations, product research and development, administration and sales and marketing. These are significant expenses. Our failure to manage successfully and coordinate the growth of the combined company could have an adverse impact on our revenues and profits.

Failure to integrate successfully Life Technologies and other companies into our operations could reduce our revenues and profits.

        We completed our merger with Life Technologies on September 14, 2000. In addition, since the beginning of 2000, we have acquired Dexter Corporation, Research Genetics, Inc. and Ethrog Biotechnologies, Ltd. Our integration of the operations of Life Technologies and these previously-acquired companies will continue to require significant efforts, including the coordination of research and development and sales and marketing efforts. We may find it difficult to integrate fully the operations of these acquired companies. A significant number of employees from these acquired companies have left us or we have terminated their employment, and others may leave or have their employment terminated during the continuing integration. Some of these former employees had change-in-control agreements pursuant to which we have made significant lump sum cash payments and are required to maintain certain benefits for a two-year period. We anticipate that there will be additional employee terminations and facility closures related to these previously acquired companies, which will require us to make additional severance or other payments, could result in significant write offs, and could result in litigation.

        Our U.S. headquarters and pre-merger operations are located in Carlsbad, California. As a result of our mergers, we have operations in Frederick, Maryland; Grand Island, New York; and Huntsville, Alabama, as well as locations throughout Europe and Asia-Pacific. We are in the process of relocating certain manufacturing, distribution, and research and development facilities to Carlsbad, California and Grand Island, New York. Because our facilities are physically separated and we are relocating certain facilities, it may be difficult for us to communicate effectively with, manage and integrate these employees and operations with the rest of our company. Such difficulties could seriously damage our operations and consequently our financial results.

        Management may have its attention diverted while trying to continue to integrate Life Technologies and these other companies. Such diversion of management's attention or difficulties in the transition process could have a material adverse impact on us. If we are not able to integrate the operations of all these companies successfully, we may not be able to meet our expectations of future results of operations.

        Factors that will affect the success of our mergers include:

  •
  decrease in customer loyalty and product orders caused by dissatisfaction with the combined companies' product lines and sales and marketing practices, including price increases;

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

        Even if we are able to integrate our acquired operations, we cannot assure you that we will achieve synergies. Our failure to achieve synergies could have a material adverse effect on the business, results of operations and financial condition of the combined company.

Risks Related to Our Sales

Competition in the life sciences research market, and/or a reduction in demand for our products, could reduce sales.

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

        In addition demand for our products may weaken, and cause a material adverse effect on our financial condition. For example, revenue growth from oligonucleotides has slowed in the fourth quarter of 2001, compared to the fourth quarter of 2000, and has continued to show weakness in early 2002. Likewise, reported revenue from custom services has declined in the fourth quarter of 2001, and continues to show weakness in early 2002.

        The markets for certain of our products, such as electrophoresis products, custom primers, amplification products, and fetal bovine serum, are also subject to specific competitive risks. These markets are highly price competitive. Our competitors have competed in the past by lowering prices on certain products. Our competitors may lower prices on these or other products in the future and we may, in certain cases, respond by lowering our prices. This would reduce revenues and profits. Conversely, failure to anticipate and respond to price competition may hurt our market share.

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

        Our customers include researchers at pharmaceutical and biotechnology companies, academic institutions, government laboratories and private foundations. Fluctuations in the research and development budgets of these researchers and their organizations could have a significant effect on the demand for our products. Research and development budgets fluctuate due to changes in available resources, mergers of pharmaceutical and biotechnology companies, spending priorities and institutional budgetary policies. Our business could be seriously damaged by any significant decrease in life sciences research and development expenditures by pharmaceutical and biotechnology companies, academic institutions, government laboratories or private foundations.

        In recent years, the pharmaceutical industry has undergone substantial downsizing and consolidation. Additional mergers or corporate consolidations in the pharmaceutical industry could cause us to lose existing customers and potential future customers, which could have a material adverse effect on our business, financial condition and results of operations.

        A significant portion of our sales have been to researchers at academic institutions, government laboratories and private foundations whose funding is dependent upon grants from government agencies such as the U.S. National Institutes of Health (NIH) and similar domestic and international agencies. Although the level of research funding has increased during the past several years, we cannot assure you that this trend will continue. Government funding of research and development is subject to the political process, which is inherently fluid and unpredictable. Our revenues may be adversely affected if our customers delay purchases as a result of uncertainties surrounding the approval of government budget proposals. Also, government proposals to reduce or eliminate budgetary deficits have sometimes included reduced allocations to the NIH and other government agencies that fund research and development activities. A reduction in government funding for the NIH or other government research agencies could seriously damage our business.

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

Risks Related to the Development and Manufacturing of Our Products

Our market share depends on new product introductions and acceptance.

        The market for certain of our products and services is only about 15 years old. Rapid technological change and frequent new product introductions are typical for the market. For example, prepackaged kits to perform research in particular cell lines and already-isolated genetic material are only now coming into widespread use among researchers. Our future success will depend in part on continuous, timely development and introduction of new products that address evolving market requirements. We believe successful new product introductions provide a significant competitive advantage because customers make an investment of time in selecting and learning to use a new product, and are reluctant to switch thereafter. We spend significant resources on internal research and development as well as on technology developed elsewhere to support our effort to develop and introduce new products. To the extent that we fail to introduce new and innovative products, we could fail to obtain an adequate return on these investments and could lose market share to our competitors, which would be difficult or impossible to regain. An inability, for technological or other reasons, to develop successfully and introduce new products could reduce our growth rate or otherwise damage our business.

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

        Our ability to gain access to technologies that we need for new products and services depends in part on our ability to convince inventors and their agents or assignees that we can successfully commercialize their inventions. We cannot assure you that we will be able to continue to identify new technologies developed by others Even if we are able to identify new technologies of interest, we may not be able to negotiate a license on acceptable terms, or at all.

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

        Our licenses typically subject us to various economic and commercialization obligations. If we fail to comply with these obligations we could lose important rights under a license, such as the right to exclusivity in a certain market. In some cases, we could lose all rights under a license. In addition, certain rights granted under the license could be lost for reasons out of our control. For example, the licensor could lose patent protection for a number of reasons, including invalidity of the licensed patent, or a third party could obtain a patent that curtails our freedom to operate under one or more licenses. We typically do not receive indemnification from a licensor against third-party claims of intellectual property infringement.

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

Violation of government regulations or voluntary quality programs could result in loss of sales and customers and additional expense to attain compliance.

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

        Additionally, some of our customers use our products in the manufacturing process for their drug and medical device products, and such end products are regulated by the FDA under GMP. Although the customer is ultimately responsible for GMP compliance for their products, it is also the customers' expectation that the materials sold to them will meet GMP requirements. We could lose sales and customers, and incur products liability claims, if these products do not meet GMP requirements.

        ISO 9001 is an internationally recognized voluntary quality standard that requires compliance with a variety of quality requirements somewhat similar to the GMP requirements. The operations of our Cell Culture segment manufacturing facilities are intended to comply with ISO 9001. Failure to comply with this voluntary standard can lead to observations of non-compliance or even suspension of ISO certification by the certifying unit. If we lose ISO certification, this loss could cause some customers to purchase products from other suppliers.

        If we violate a government mandated or voluntary quality program, we may incur additional expense to comply with the government mandated or voluntary standards. That expense may be material, and we may not have anticipated that expense in our financial forecasts. Our financial results could suffer as a result of these increased expenses.

Risks Related to Our Intellectual Property

Inability to protect our technologies could affect our ability to compete.

        Our success depends to a significant degree upon our ability to develop proprietary products and technologies. However, we cannot assure you that patents will be granted on any of our patent applications. We also cannot assure you that the scope of any of our issued patents will be sufficiently broad to offer meaningful protection. We only have patents issued in selected countries. Therefore, third parties can make, use, and sell products covered by our patents in any country in which we do not have patent protection. In addition, our issued patents or patents we license could be successfully challenged, invalidated or circumvented so that our patent rights would not create an effective competitive barrier. We provide our customers the right to use our products under label licenses that are for research purposes only. These licenses could be contested, and we cannot assure you that we would either be aware of an unauthorized use or be able to enforce the restrictions in a cost-effective manner. We have incurred substantial costs, and are currently incurring substantial costs, in enforcing our intellectual property rights, primarily relating to H minus reverse transcriptase, which is the basis for our Superscript™ and related product lines, and we expect to incur such costs in the future for Superscript and other technologies.

        If a third party claimed an intellectual property right to technology we use, we might need to discontinue an important product or product line, alter our products and processes, defend our right to use such technology in court or pay license fees. Although we might under these circumstances attempt to obtain a license to such intellectual property, we may not be able to do so on favorable terms, or at all. Additionally, if our products are found to infringe a third party's intellectual property, we may be required to pay damages for past infringement, and lose the ability to sell certain products or receive licensing revenues.

Disclosure of trade secrets could aid our competitors.

        We attempt to protect our trade secrets by entering into confidentiality agreements with third parties, our employees and consultants. However, these agreements can be breached and, if they are, there may not be an adequate remedy available to us. If our trade secrets become known we may lose our competitive position.

Intellectual property litigation and other litigation could harm our business.

        Litigation regarding patents and other intellectual property rights is extensive in the biotechnology industry. We are aware that patents have been applied for and, in some cases, issued to others claiming technologies that are closely related to ours. As a result, and in part due to the ambiguities and evolving nature of intellectual property law, we periodically receive notices of potential infringement of patents held by others. We may not be able to resolve these types of claims successfully in the future.

        We are currently enforcing our intellectual property rights through patent litigation in several court actions, primarily relating to H minus reverse transcriptase, which is the basis for our Superscript and related product lines. In the event of additional intellectual property disputes, we may be involved in further litigation. In addition to court actions, patent litigation could involve proceedings before the U.S. Patent and Trademark Office or the International Trade Commission, as well as proceedings brought by affected third parties or by us. Intellectual property litigation can be extremely expensive, and such expense, as well as the consequences should we not prevail, could seriously harm our business. If we do not prevail in our pending patent litigation relating to H minus reverse transciptase,we may be unable to prevent third parties from using this technology in the commercial marketplace. This could cause a material adverse effect on our business.

Risks Related to Our Operations

Litigation may harm our business or otherwise distract our management.

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

        In particular, in acquiring Dexter, we assumed certain of Dexter's liabilities, ongoing disputes and litigation. These include personal injury, workers' compensation, automobile, environmental, warranty and product liabilities claims, among others. Unexpected results could cause our financial exposure in these matters to exceed stated reserves and insurance, requiring us to allocate additional funds and other resources to address these liabilities.

Loss of key personnel could hurt our business.

        Our products and services are highly technical in nature. In general, only highly qualified and trained scientists have the necessary skills to develop and market our products and provide our services. In addition, some of our manufacturing positions are highly technical as well. We face intense competition for these professionals from our competitors, customers, marketing partners and other companies throughout our industry. We do not generally enter into employment agreements requiring these employees to continue in our employment for any period of time. Any failure on our part to hire, train, and retain a sufficient number of qualified professionals would seriously damage our business. Additionally, some measures that we implement during the course of integrating Life Technologies into our operations may be disruptive to some of our key personnel, including those in research and development, and cause them to leave us. In 2001 we sold the headquarters of Life Technologies in Rockville, Maryland and are in the process of relocating the operations conducted there to our other facilities. A significant number of our employees have either had their employment terminated or have chosen to terminate their employment rather than relocate. If we were to lose a sufficient number of our key employees, including research and development scientists, and were unable to replace them or satisfy our needs for research and development through outsourcing, it could seriously damage our business.

We have a significant amount of debt which could adversely affect our financial condition.

        In March 2000, we sold $172.5 million of convertible notes to qualified institutional buyers, and in December 2001, we sold an additional $500 million of convertible notes. As a result of these offerings, we have a significant amount of debt and debt service obligations. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the notes, including from cash and cash equivalents on hand, we will be in default under the terms of the loan agreements, or indentures, which could, in turn, cause defaults under our other existing and future debt obligations. Our issuance of the notes also could have a negative effect on our earnings per share, depending on the rate of interest we earn on cash balances, and on our ability to make favorable acquisitions using the proceeds from the notes.

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

  •
  requiring us to use a substantial portion of our cash to pay principal and interest on our debt, instead of contributing those funds to other purposes such as working capital and capital expenditures;

        In addition, we could lose the tax deduction for interest expense associated with the convertible notes if, under certain circumstances, we issue senior unsecured debt or any obligation to provide consideration for an acquisition of stock or assets of a newly acquired corporation. We also could lose the tax deduction for interest expense associated with the convertible notes if we were to invest in non-taxable investments.

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

Our anti-takeover defense provisions may deter potential acquirors and may depress our stock price.

        Certain provisions of our certificate of incorporation, by-laws and Delaware law, as well as certain agreements we have with our executives, could be used by our incumbent management to make it substantially more difficult for a third party to acquire control of us. These provisions include the following:

  •
  we may issue preferred stock with rights senior to those of our common stock;

  •
  we have adopted a stock purchase rights plan (a "poison pill");

  •
  we have a classified Board of Directors;

  •
  our by-laws prohibit action by written consent by stockholders;

  •
  our Board of Directors has the exclusive right to fill vacancies and set the number of directors;

  •
  cumulative voting is not allowed;

  •
  we require advance notice for nomination of directors and for stockholder proposals; and

  •
  a number of our executives have agreements with us that entitle them to payments in certain circumstances following a change in control.

        These provisions may discourage certain types of transactions involving an actual or potential change in control. These provisions may also limit our stockholders' ability to approve transactions that they may deem to be in their best interests and discourage transactions in which our stockholders might otherwise receive a premium for their shares over the then current market price.

Risks Related to Our International Operations

International unrest or foreign currency fluctuations could adversely affect our results.

        Including subsidiaries and distributors, our products are currently marketed in approximately 70 countries throughout the world. Our international revenues, which include revenues from our non-U.S. subsidiaries and export sales, represented 45% of our product revenues in 2001, 39% of our product revenues in 2000 and 33% in 1999. We expect that international revenues will continue to account for a significant percentage of our revenues for the foreseeable future.

        There are a number of risks arising from our international business, including:

  •
  foreign currencies we receive for sales outside the U.S. could be subject to unfavorable exchange rates with the U.S. Dollar and reduce the amount of revenue that we recognize;

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

        In addition, the value of certain currencies, including the Japanese Yen and the Euro, recently has declined against the U.S. Dollar. If these currencies remain at their current levels for all of 2002, revenue reported in U.S. Dollars on sales made in these currencies will decrease and could result in a material negative impact on our revenue for 2002.

        The Asia-Pacific region, Europe, and South America continue to experience somewhat unsteady economic conditions and significant devaluation in currencies in some countries. The economic situation in these regions may result in slower payments of outstanding receivable balances. Our business could be damaged by weakness in the economies and currencies in these regions.

Our business was detrimentally affected by the effects of the terrorist attacks on the United States on September 11, 2001, and we remain vulnerable to the effects of similar types of attacks in the future.

        The terrorist attacks of September 11, 2001 had an adverse impact on our business because of the resulting interference with the delivery of our products. Disruptions in air transportation affected delivery of many of our products and caused a reduction in our revenue for the third quarter of 2001. Any further occurrence of similar events could interfere with the delivery of our products, which may result in an adverse effect on our revenue. Additionally, as the government continues to allocate funds to address issues of homeland security, any shift of government spending away from funding of life sciences research and development may cause our customers to delay or forego purchases of our products, which would have a negative impact on our business.

If our customers or vendors have not upgraded their financial systems for Euro compliance, our business operating results and financial condition may be adversely affected.

        Companies operating in or conducting business in EEC member states need to ensure that their financial and other software systems are capable of processing transactions and properly handling the existing currencies, as well as the Euro. During the third quarter of 2001, we successfully implemented the Euro compliant version of our European software system, and the conversion of the currencies was completed in December 2001 in accordance with European Union requirements. The cost to upgrade the software was $0.3 million. To date we have spent immaterial amounts to comply with these statutory requirements. These assessments have not been independently verified. Also, we have not determined the costs related to any problems that may arise in the future due to the inability of any of our customers or vendors to comply with the statutory requirements. Any such problems may materially adversely affect our business, operating results and financial condition.

Risks Related to the Market for Our Securities

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

  •
  market acceptance of existing or new products and prices;

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

Risks Related to Environmental Issues

Incidents related to hazardous materials could adversely affect our business.

        Portions of our operations require the controlled use of hazardous and radioactive materials. Although we are diligent in designing and implementing safety procedures to comply with the standards prescribed by federal, state, and local regulations, the risk of accidental contamination of property or injury to individuals from these materials cannot be completely eliminated. In the event of such an incident, we could be liable for any damages that result, which could adversely affect our business.

        Additionally, any incident could partially or completely shut down our research and manufacturing facilities and operations.

        We generate waste that must be transported to approved storage, treatment and disposal facilities. The transportation and disposal of such waste are required to meet applicable state and federal statutes and regulations. The storage, treatment and disposal of such waste potentially exposes us to environmental liability if, in the future, such transportation and disposal is deemed to have violated such statutes and/or regulations or if the storage, treatment and disposal facilities are inadequate and are proved to have damaged the environment.

        Furthermore, in acquiring Dexter, we assumed certain of Dexter's environmental liabilities, including clean-up of several hazardous waste sites. This may require us to allocate additional funds and other resources to address our environmental liabilities.

Potential product liability claims could affect our earnings and financial condition.

        We face a potential risk of liability claims based on our products or services. We carry product liability insurance coverage which is limited in scope and amount. We cannot assure you, however, that we will be able to maintain this insurance at a reasonable cost and on reasonable terms. We also cannot assure you that this insurance will be adequate to protect us against a product liability claim, should one arise.

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
    Auckland, New Zealand (Owned and leased)

        We also own or lease certain other properties throughout the world in addition to the principal properties listed. The leases range in expiration dates from 2001 to 2013, and some are renewable.

        Many of our plants have been constructed, renovated, or expanded during the past ten years. The Company is currently using substantially all of its finished space (our new manufacturing and distribution facility in Carlsbad is under construction) with some space available for expansion at some of its locations. We consider the facilities to be in a condition suitable for their current uses. Because of anticipated growth in the business and due to the increasing requirements of customers or regulatory agencies, we may need to acquire additional space or upgrade and enhance existing space during the next five years. We believe that adequate facilities will be available upon the conclusion of our leases.

        Additional information regarding our properties is contained in Footnotes 1 and 8 to the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 3. Legal Proceedings

        We are involved in various legal proceedings that are incidental to our business. We do not believe that any of these other legal proceedings could reasonably be expected to have a material adverse effect on our financial condition or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of security holders during the fourth quarter of 2001. Our annual meeting of stockholders will be held at our facility at 5781 Van Allen Way, in Carlsbad, California on May 23, 2002 at 9:00 a.m. Matters to be voted on will be included in our proxy statement to be filed with the SEC and distributed to our stockholders prior to the meeting.

PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

Stock Prices

        Our common stock trades on The Nasdaq Stock Market® under the symbol IVGN. The table below provides the high and low sales prices of our common stock for the periods indicated, as reported by The Nasdaq Stock Market®.

	High	Low
Year ended December 31, 2001:
Fourth quarter	$73.79	$56.55
Third quarter	72.58	55.25
Second quarter	79.77	46.35
First quarter	85.94	38.50
Year ended December 31, 2000:
Fourth quarter	$87.44	$53.38
Third quarter	80.00	49.56
Second quarter	78.50	36.00
First quarter	99.50	43.63

        On March 1, 2002, the last reported sale price of our common stock on The Nasdaq Stock Market was $34.12. As of March 1, 2002, there were 53,041,096 shares of common stock outstanding and approximately 1,947 shareholders of record of our common stock.

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

FIVE YEAR SELECTED FINANCIAL DATA
(In thousands, except per share data)

	2001	2000(1)	1999	1998	1997
Revenues	$629,290	$246,195	$92,945	$70,593	$55,341
Net income (loss)	(147,666)	(54,326)	9,236	4,977	2,910
Net income (loss) applicable to common shares	(147,666)	(54,326)	9,984(2)	3,873	(12,740	)(3)
Earnings (loss) per common share:
Basic	(2.81)	(1.80)	0.52(2)	0.25	(0.86	)(3)
Diluted	(2.81)	(1.80)	0.46(2)	0.22	(0.86	)(3)
Cash, cash equivalents and short-term investments	977,861	418,899	102,238	6,559	9,333
Total assets	2,667,212	2,369,215	156,776	45,407	34,257
2 1/4% Convertible Subordinated Notes due 2006	500,000	—	—	—	—
5 1/2% Convertible Subordinated Notes due 2007	172,500	172,500	—	—	—
Long-term obligations, less current portion	3,530	6,703	7,324	8,095	5,807
Non-voting redeemable common stock of Invitrogen B.V.	—	—	—	1,599	1,295
Convertible preferred stock	—	—	—	16,141	15,242
Total stockholders' equity	1,671,078	1,778,397	130,665	7,413	3,259

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

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  OVERVIEW

        We develop, manufacture, and market products for the life sciences markets. Our products are principally research tools in reagent and kit form, biochemicals, sera, media and other products and services that we sell to corporate, government, and academic entities. We focus our business on two principal segments:

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

        Our revenues have increased significantly since our inception. The increase in our revenues has been due to several factors, including acquisitions, the continued growth of the market for gene identification, cloning, expression, and analysis kits, cell culture products and other products and related services; increasing market acceptance of these kits and products; our introduction of new research kits and products for gene identification, cloning, expression, and analysis; and the expansion of our direct sales and marketing efforts. We plan to continue to introduce new research kits, as we believe continued new product development and rapid product introduction is a critical competitive factor in the market for molecular biology research kits. To support increased levels of sales and to augment our long-term competitive position, we may increase expenditures in sales and marketing, manufacturing and research and development, although we are continuing to streamline our operations in an effort to realize cost savings following the Life Technologies merger.

        Except for our oligonucleotide and services businesses, which are make-to-order businesses, we principally manufacture products for inventory and ship products shortly after the receipt of orders, and anticipate that we will continue to do so in the future. We do not currently have a significant backlog and do not anticipate we will develop a material backlog in the future. In addition, we rely on third-party manufacturers to supply many of our raw materials, product components, and in some cases, entire products.

        We have acquired a significant number of licenses to use patented technologies from third parties as part of our business activities. We use these licenses as a basis for the development of many of our research kits and other products. We pay royalties to such third parties relating to sales of these research kits, other products and selected services. Royalty expense is recognized as a cost of revenue as the related royalties are incurred.

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

        On June 21, 2000, February 2, 2000, and August 17, 1999, we completed our acquisitions of Ethrog, Research Genetics and NOVEX, respectively. These transactions have been accounted for as pooling of interests, and the consolidated financial statements reflect the combined financial and operating results of Invitrogen, Ethrog, Research Genetics and NOVEX.

        Effective in the first quarter of 2001, we reorganized into two lines of business, a Molecular Biology segment and a Cell Culture segment and are reporting results by segment for 2001. Segment financial information for Molecular Biology and Cell Culture prior to 2001 has not been provided, as it would be impracticable to do so.

        The functional currency of our foreign subsidiaries is generally the dominant currency in the respective country of residence of the subsidiary. The translation from the functional currency to the U.S. Dollar for revenue and expenses is based on the average exchange rate during the period. Large increases or decreases in the spread between currencies have affected and may continue to affect our revenues, revenue growth rates, gross margins, and income or losses. Certain of our subsidiaries also conduct their business in the currencies of their significant customers. Exchange gains or losses arising from transactions denominated in these currencies are recorded in the consolidated statements of operations using the actual exchange rate differences on the date of the transaction. Large increases or decreases in these currency fluctuations could also have an impact on our revenues, revenue growth rates, gross margins and income or losses.

        We anticipate that our results of operations may fluctuate on a quarterly and annual basis and will be difficult to predict. The timing and degree of fluctuation will depend upon several factors, including those discussed under "Risk Factors That May Affect Future Results." In addition, our results of operations could be affected by the timing of orders from distributors and the mix of sales among distributors and our direct sales force. Although we have experienced growth in recent years, we cannot assure you that we will be able to sustain revenue growth or become profitable on a quarterly or annual basis or that our growth will be consistent with predictions made by securities analysts.

RESULTS OF OPERATIONS

  Years Ended December 31, 2001 and 2000

Business Segment Highlights for the Year Ended December 31, 2001.

	Molecular Biology	Cell Culture	Corporate And Unallocated(1)	Total
	(In Thousands)
Segment Results
Revenues from external customers	$414,241	$215,049	$—	$629,290

Gross margin	$251,780	$94,485	$(2,677)	$343,588

Gross margin as a percentage of revenues	61%	44%		55%
Selling, administrative and R&D	156,051	45,242	15,356	216,649
Merger related amortization and costs	—	—	277,547	277,547

Income (loss) from operations	$95,729	$49,243	$(295,580)	$(150,608)

Operating margin as a percentage of revenues	23%	23%
Pro forma Revenue Growth (unaudited)
Revenues for the year 2001	$414,241	$215,049		$629,290
Adjust for effect of foreign exchange rates(2)	9,764	6,469		16,233

Currency adjusted revenues	$424,005	$221,518		$645,523

Revenues for the year 2001	$414,241	$215,049		$629,290
Less revenues from discontinued products(3)	(12,091)	(29,859)		(41,950)

Revenues from continuing products	402,150	185,190		587,340
Adjust for effect of foreign exchange rates on continuing products(2)	9,269	5,268		14,537

Currency adjusted revenues from continuing products	$411,419	$190,458		$601,877

Pro forma revenues for the year 2000(4)	$365,683 (5)	$201,294 (5)		$566,977
Less revenues from discontinued products(4)	(28,565)	(36,345)		(64,910)

Pro forma revenues from continuing products(4)	$337,118	$164,949		$502,067

Revenue growth for the year 2001	13%	7%		11%
Currency adjusted revenue growth	16%	10%		14%
Revenue growth for continuing products	19%	12%		17%
Currency adjusted revenue growth for continuing products	22%	15%		20%

(1)
Unallocated items for the year ended December 31, 2001 include costs for purchase accounting inventory revaluations of $2.6 million, amortization of deferred compensation of $2.2 million, amortization of purchased intangibles of $266.2 million and merger costs of $11.3 million which are not allocated by management for purposes of analyzing the operations since they are principally non-cash items resulting primarily from purchase accounting as well as company-wide restructuring activities.

(2)
Changes in foreign exchange rates when compared to the same period in the prior year affected dollar denominated revenues. These adjustments are to arrive at dollar denominated revenues assuming foreign exchange rates that are constant with those during the comparable period of last year.

(3)
Subsequent to the date of the merger with Life Technologies, we discontinued the sale of products that were low growth, low volume and/or low gross margin.

(4)
Pro forma and segment revenues for the year ended December 31, 2000, are provided on an unaudited, pro forma basis, assuming that the merger with Life Technologies occurred on January 1, 2000.

(5)
2001 presentation of 2000 revenues by segment reflects a $1.0 million reallocation of revenues between segments due to changes in segment categorization of certain products.

        Revenues.    Revenues for the year ended December 31, 2001 increased $383.1 million, or 156%, from $246.2 million in 2000 to $629.3 million for 2001. The acquisition of Life Technologies accounted for a significant portion of the increase in revenues. Due to the integration of our operations that began during the fourth quarter of 2000, the precise amount of the increase in revenues due to Life Technologies is not determinable. Additionally, subsequent to the date of the merger with Life Technologies, we discontinued the sale of some products that were low growth, low volume and/or low gross margin.

        Pro Forma and Segment Revenues.    Pro forma and segment revenues for the year ended December 31, 2000, are provided on an unaudited, pro forma basis, assuming that the merger with Life Technologies occurred on January 1, 2000. The pro forma revenues reported for 2000 by segment have been reallocated to conform to the segment classifications used in 2001. We have also provided revenue comparisons below on a foreign currency constant basis, in order to clarify for investors the changes in our revenues that are unrelated to foreign currency exchange effects.

        Revenues for the year ended December 31, 2001, increased $62.3 million, or 11%, from pro forma revenues of $567.0 million in 2000 to $629.3 million in 2001. Changes in foreign exchange rates when comparing the year ended December 31, 2001, with the pro forma year of 2000 reduced dollar-denominated revenues by $16.2 million. Holding foreign exchange rates constant with those during the year ended December 31, 2000 revenues during 2001 would have been $645.5 million, an increase of 14% from pro forma 2000 revenues.

        Molecular Biology Segment Revenues.    Revenues for the Molecular Biology segment increased $48.6 million, or 13%, from pro forma segment revenues of $365.7 million for the year ended December 31, 2000, to $414.2 million in 2001. The $414.2 million of Molecular Biology revenues in 2001 is comprised of $402.1 million of continuing products and $12.1 million of discontinued products. On a pro forma basis, changes in foreign exchange rates reduced dollar-denominated Molecular Biology revenues by $9.8 million when comparing 2001 with pro forma revenues of 2000. Holding foreign exchange rates constant with 2000, sales of continuing Molecular Biology products increased 22% from pro forma 2000 revenues. The 22% increase reflects primarily the continued growth of the market for product lines including cloning & gene expression, separation & analysis and amplification products, which increased 24% in 2001 on a currency comparable basis. Other product lines, including oligonucleotides, custom services, licensing and royalties, increased 13% on a currency comparable basis for the year ended December 31, 2001.

        On February 28, 2002, we announced that we are experiencing softness in our molecular biology segment. We believe the softness is attributable to several causes. For example, revenue from the sale of oligonucleotides and custom services is showing weakness. In addition, currency comparable revenue growth from molecular biology products, including cloning and expression, amplification and separation and analysis products is tracking at a 17% rate of growth for the first quarter of 2002 versus 23% for the fourth quarter of 2001. We have taken steps to address the softness in the molecular biology segment. For example, we have increased our manufacturing capacity for oligonucleotides, and we expect to increase our product offerings for custom services, including providing more full-length clones and open open reading frames. However, if revenue for oligonucleotides and custom services continues to show weakness, or if revenue growth for molecular biology products continues at the reduced rate and is not offset by additional growth in other areas of our business, this could result in a negative impact on our revenue for 2002. In addition, the value of certain currencies, including the Japanese

Yen and the Euro, recently has declined against the U.S. Dollar. If these currencies remain at their current levels for all of 2002, reported revenue on sales made in these currencies will decrease and result in a negative impact on our revenue for 2002.

        Cell Culture Segment Revenues.    Revenues for the Cell Culture segment for the year ended December 31 increased $13.8 million, or 7%, from pro forma segment revenues of $201.3 million in 2000 to $215.0 million in 2001. The $215.0 million of Cell Culture revenues in 2001 is comprised of $185.2 million of continuing products and $29.9 million of discontinued products, which includes revenues from our BioSepra business that was sold in July 2001. On a pro forma basis, changes in foreign exchange rates during 2001 reduced dollar-denominated revenues by $6.5 million. Holding foreign exchange rates constant with 2000, sales of continuing Cell Culture products increased 15% from pro forma 2000 revenues. This increase reflects sales of Cell Culture products for large-scale production applications that increased 32% in 2001 on a currency comparable basis.

        These unaudited pro forma results for our two business segments have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the combinations been in effect on January 1, 2000, or of future results of operations.

        We expect that future revenues will be affected by, among other things, the continuing integration of Life Technologies in addition to new product introductions, competitive conditions, customer research budgets and U.S. government research funding, the rate of expansion of our customer base, product discontinuations and foreign currency rates. If the recent decline of certain currencies, including the Japanese Yen and the Euro, against the U.S. Dollar remain at their current levels for all of 2002, reported revenue on sales made in these currencies will decrease and could result in a material negative impact on our revenue for 2002.

        Gross Margin.    The Company's gross margin for the year ended December 31, 2001, was 55% compared with 49% for the same period in 2000. Cost of sales in 2000 included $16.6 million of merger-related inventory valuation charges from the Life Technologies merger. Under the purchase method of accounting, inventories acquired in the merger are recorded at their fair value, which generally requires a non-cash write-up to estimated selling prices less the cost to sell or dispose of the inventory. Subsequent sales of this inventory result in costs of sales that are generally higher than our manufactured inventory, which is recorded at the lower of cost or market. Excluding this non-cash incremental cost, gross margin was 56% in 2000. Consolidated gross margin for the periods after the merger with Life Technologies have been lower than Invitrogen's consolidated gross margin before the merger principally because of the inclusion of lower margin products from the Life Technologies business. The Company has instituted various programs to improve gross margins since the Life Technologies merger, including cost reductions, price adjustments and the discontinuation or sale of lower-margin product lines. Gross margins have improved since the fourth quarter of 2000, which was the first full quarter of combined company results. Gross margin for the fourth quarter of 2000 was 51%, excluding the merger-related inventory valuation charges of $12.3 million recognized during that period.

        Gross margin for the Molecular Biology segment for the year ended December 31, 2001, was 61% and for the Cell Culture segment was 44%.

        We believe that gross margin for future periods will be affected by, among other things, the continuing integration of Life Technologies in addition to sales volumes, competitive conditions, royalty payments on licensed technologies, and foreign currency rates.

        Sales and Marketing.    Sales and marketing expenses increased $66.5 million from $46.4 million for the year ended December 31, 2000, to $112.8 million for 2001. As a percentage of revenues, sales and marketing expenses decreased from 19% in 2000 to 18% in 2001. The reduction as a percentage of revenues resulted from the addition of the Cell Culture segment from the Life Technologies merger which has a lower ratio of sales and marketing costs to revenues and to the closure of a distribution facility in the Netherlands. Additionally, 2000 included costs incurred for a new brand recognition program. The addition of Life Technologies accounted for the majority of the absolute increase for 2001.

        Sales and marketing expenses for the year ended December 31, 2001, for the Molecular Biology segment were $84.0 million, or 20% of segment revenues, and for Cell Culture were $28.4 million, or 13% of segment revenues.

        General and Administrative.    General and administrative expenses for the year ended December 31 increased $38.9 million from $26.8 million in 2000 to $65.7 million in 2001. As a percentage of revenues, general and administrative expenses decreased from 11% in 2000 to 10% in 2001. The absolute increase during 2001 resulted from the addition of Life Technologies, higher legal costs for ongoing litigation to protect our patents, duplicate staffing at our Rockville and Carlsbad sites as we transitioned employees and functions to Carlsbad and continued expansion of administrative resources to support our growth. The decrease as a percentage of revenues for the year ended December 31, 2001, occurred primarily because a fixed portion of our general and administrative expense was spread over a larger revenue base.

        General and administrative expenses for the year ended December 31, 2001 for the Molecular Biology segment were $39.2 million, or 9% of segment revenues, and for Cell Culture were $11.9 million, or 6% of segment revenues.

        Research and Development.    Research and development expenses increased $14.5 million from $23.6 million for the year ended December 31, 2000, to $38.1 million for 2001. As a percentage of revenues, research and development expenses decreased from 10% in 2000 to 6% in 2001. The absolute increase in research and development expenses resulted primarily from the addition of Life Technologies in addition to new collaborative research and development projects and a $0.9 million charge in the fourth quarter of 2001 to write-off software developed to operate high through-put processing equipment that did not perform as expected. The software has no alternative future use. The decline as a percentage of revenues also reflects the impact of Life Technologies, whose historical percentage averaged 5% to 6% of revenues.

        Research and development expenses for the year ended December 31, 2001, for the Molecular Biology segment were $32.9 million, or 8% of segment revenues, and for Cell Culture were $5.0 million, or 2% of segment revenues.

        Excluding the fourth quarter write-off of software and equipment, research and development expenses as a percentage of revenues trended downward on a quarterly basis during 2001 as we transitioned research and development positions from our Maryland facilities to California. During 2002 we expect research and development expenses as a percentage of revenues to increase on a quarterly basis as we continue to recruit and hire qualified scientists in California.

        Goodwill and Other Purchased Intangibles Amortization.    The increase in the amortization of purchased intangible assets from $81.6 million for the year ended December 31, 2000, to $266.2 million for 2001 is due primarily to the amortization of intangible assets acquired with Life Technologies and Dexter, which are amortized using the straight-line method primarily over periods ranging from five to thirteen years.

        With the adoption of SFAS No. 141 and SFAS No. 142, effective January 1, 2002, we expect that the elimination of goodwill amortization will have a positive impact on net income for the year ended December 31, 2002, of approximately $179.2 million, net of tax. The net book value assigned to the assembled workforce intangible at December 31, 2001, which totaled $33.4 million, will be reclassified and reported as goodwill and will no longer be amortized beginning January 1, 2002. Additionally, the portion of the purchased tradenames and trademarks assigned to the GIBCO tradename, which totaled $8.7 million at December 31, 2001, will no longer be amortized, in accordance with SFAS No. 142, due to its indefinite life. We expect to complete our initial review for impairment during the first quarter of 2002, and cannot predict at this time whether a material impairment charge, if any, will be recorded.

        Merger Costs.    Merger costs for the year ended December 31, 2001, totaled $11.3 million and are for the restructuring and integration of the operations of Life Technologies and Invitrogen that are not part of the purchase price of the acquisition since the costs incurred benefit future operations of the combined companies. These costs are mainly comprised of $7.0 million in retention, severance and relocation costs as we transitioned employees, functions and property from Maryland to California, $1.8 million in costs to exit distributor contracts, $1.6 million in business reorganization consulting fees and $0.7 million in product catalogue obsolescence. Due to the ongoing restructuring, additional merger costs associated with the integration are expected to be approximately $2.5 million during 2002 principally for retention costs.

        Interest Income.    Interest income increased by $1.6 million from $18.7 million for the year ended December 31, 2000, to $20.3 million for 2001 and was mainly attributable to larger balances of cash and investments during the year ended December 31, 2001, reduced by lower rates of interest earned on investments during 2001.

        Interest Expense.    Interest expense increased $2.4 million from $8.9 million for the year ended December 31, 2000, to $11.3 million in 2001, due mainly to interest on the 5 1/2% Convertible Subordinated Notes due 2007 that were issued in March 2000 and the 2 1/4% Convertible Subordinated Notes due 2006 that were issued in December 2001.

        Other Income, Net.    Other income, net, increased $1.4 million to $4.3 million for the year ended December 31, 2001 from $2.9 million for 2000. The $4.3 million in 2001 is comprised mainly of $2.5 million in net periodic pension income from the Dexter Postretirement Health Benefit Program (which is overfunded), a $1.2 million gain on the sale of an electrophoresis product line acquired in the merger with Life Technologies, a $1.0 million gain on the sale of a distribution facility in the Netherlands, a $0.4 million gain on the sale of our BioSepra business, reduced by $1.5 million in net foreign currency exchange losses. The net periodic pension income is recognized as other nonoperating income since the plan provides benefits to participants who are not employees of the Company, but for which Invitrogen assumed liability at the time of the merger with Dexter. For 2002 the net periodic pension income is estimated to be $1.1 million lower than that recognized during 2001 due to the amortization of unrecognized losses.

        Income Tax Benefit (Provision).    The income tax provision for the year ended December 31, 2001, was $9.3 million on a pre-tax loss of $137.3 million. Included in the pre-tax loss are certain merger related costs and amortization expense of certain purchased intangibles that are not deductible for tax purposes. Excluding the impact of these costs and expense, our effective tax rate was 35.4% for the year ended December 31, 2001 compared with 35.3% for 2000.

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

        Pro Forma Segment Revenues.    Pro forma segment revenues presented in this discussion are based on the segment categorization used in 2000, which differs slightly from the 2001 categorization (see footnote 5 to the Business Segment Highlights table above). On an unaudited pro forma basis, assuming that the merger with Life Technologies occurred on January 1, 1999, pro forma revenues for the year increased $50.4 million, or 10%, from $516.6 million in 1999 to $567.0 million in 2000. Pro forma segment revenues for the Molecular Biology segment increased $48.0 million, or 15%, from $318.7 million in 1999 to $366.7 million in 2000. Pro forma segment revenues for the Cell Culture segment increased $2.4 million, or 1%, from $197.9 million in 1999 to $200.3 million in 2000. Worldwide revenues, when reported in U.S. Dollars, were adversely affected by changes in currency rates in 2000. The change in currency rates accounted for a decrease in U.S. Dollar denominated revenues of $10.3 million, or 3%, for the pro forma Molecular Biology segment revenues and $8.2 million, or 4%, for the Cell Culture pro forma segment revenues. Holding currency conversion rates constant with those in 1999, Molecular Biology segment revenues increased 18%, Cell Culture segment revenues increased 5% and total combined revenues increased 13% for the year in 2000.

        The pro forma revenues exclude the businesses and operations of Dexter that were sold prior to the merger. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the combinations been in effect on January 1, 1999, or of future results of operations.

        Gross Margin.    Gross margin as a percentage of revenues for the year ended December 31, 2000 decreased to 49% from 64% for the same period in 1999. Cost of sales in 2000 included the $16.6 million of merger-related inventory valuation charges from the Life Technologies merger previously mentioned. Excluding this non-cash incremental cost, gross margins were 56% in 2000. Consolidated gross margin for the periods after the merger with Life Technologies have been lower than Invitrogen's consolidated gross margin before the merger principally because of the inclusion of lower margin products from the Life Technologies acquisition.

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

        Goodwill and Other Purchased Intangibles Amortization.    The increase in the amortization of intangible assets from $16,000 in 1999 to $81.6 million in 2000 is due to the amortization of intangible assets acquired with Life Technologies and Dexter, which are amortized using the straight-line method primarily over periods ranging from five to thirteen years.

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

        Interest Expense.    Interest expense increased by $8.0 million from $0.9 million for the year ended December 31, 1999, to $8.9 million for 2000 due mainly to interest on the 5 1/2% Convertible Subordinated Notes due 2007 that were issued in March 2000.

        Other Income, Net.    Other income, net, increased by $2.8 million from $0.1 million for the year ended December 31, 1999, to $2.9 million for 2000 due to a gain on the sale of a product line of $1.9 million and net periodic pension income of $0.9 million from the Dexter Postretirement Health Benefit Program.

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

LIQUIDITY AND CAPITAL RESOURCES

        Operating activities provided net cash of $123.1 million during the year ended December 31, 2001. Net cash from operating activities includes a net $36.8 million reduction in accrued expenses and other current liabilities mainly from cash payments for accrued merger costs and accrued payroll taxes from stock option exercises during the fourth quarter of 2000. Net cash used in investing activities was $172.7 million, and reflects a net $193.0 million that was invested in marketable securities with maturities greater than three months, $7.3 million in cash paid for the remaining 20% ownership in the Company's Japanese subsidiary and capital expenditures and payments for intangible assets (primarily intellectual properties) during the year ended December 31, 2001, which totaled $44.2 million and $5.9 million, respectively. The net cash used for investment purposes was offset by $55.8 million in net proceeds from the sales of facilities, $11.6 million in net cash proceeds from the sale of our BioSepra business and $10.3 million released from an escrow account acquired in the Dexter merger. Net cash provided by financing activities totaled $518.0 million, and includes the $487.1 million in net proceeds from the issuance of the 2 1/4% Convertible Subordinated Notes due 2006 and $30.3 million in net proceeds from stock issued under employee stock plans.

        We are seeking corporate and technology acquisition opportunities that support our molecular and cell culture platforms. While we cannot predict the timing or size of any future acquisitions, or if any will occur at all, a significant amount of our cash and or stock may be used to acquire companies, assets or technologies.

        For the year ending December 31, 2002, the Company expects spending for capital equipment and information technology to range from $40 million to $45 million, including $15 million to $20 million necessary to complete the build out of our new 320,000 square foot multi-purpose facility in Carlsbad, California.

        Merger costs for the year ended December 31, 2001, totaled $11.3 million and were associated with the restructuring of existing Invitrogen operations and costs necessary to integrate the businesses of Invitrogen and Life Technologies. The Company estimates that approximately $2.5 million will be spent in 2002, principally for retention costs associated with the ongoing integration. As of December 31, 2001, the Company had $17.3 million remaining in accrued merger and restructuring related costs that are included in accrued expenses and other current liabilities in the consolidated balance sheets.

        In May 2001, we sold our Rockville, Maryland facility and received $53.4 million in cash, net of closing costs. On July 31, 2001, the Company sold its BioSepra chromatography business for $13.6 million in cash, including $1.6 million in cash sold. At the date of these transactions, the Company did not recognize any gain or loss on these sales as the net assets sold were acquired in the Life Technologies merger and, in accordance with purchase accounting rules, the costs assigned to the net assets in the consolidated balance sheet were adjusted to fair market value. These adjustments, net of applicable taxes, were allocated to goodwill. Subsequent to September 2001, the end of the one-year allocation period for goodwill, the Company received a $0.4 million payment upon finalization of the sale transaction and recorded this amount in other income in December 2001.

        During the year ended December 31, 2001, we recorded a reduction in our current tax liability of $20.7 million representing the tax benefit for non-qualified stock option exercises and disqualifying dispositions of our common stock by employees during the year. This benefit is reflected as additional paid-in-capital in the December 31, 2001, consolidated balance sheet.

        In December 2001, the Company issued $500 million principal amount of 2 1/4% Convertible Subordinated Notes (the "2 1/4% Convertible Notes") due 2006. After expenses, the Company received net proceeds of $487.1 million. Interest on the 2 1/4% Convertible Notes is payable semi-annually on June 15th and December 15th. The 2 1/4% Convertible Notes were issued at 100% of principal value, and are convertible into 5.8 million shares of common stock at the option of the holder at any time at a price of $86.10 per share. The 2 1/4% Convertible Notes may be redeemed, in whole or in part, at the Company's option on or after December 20, 2005 at 100% of the principal amount.

        The Company had $172.5 million principal amount of 5 1/2% Convertible Subordinated Notes (the "5 1/2% Convertible Notes") due 2007, outstanding at December 31, 2001. Interest on the 5 1/2% Convertible Notes is payable semi-annually on March 1st and September 1st. The 5 1/2% Convertible Notes were issued at 100% of principal value and are convertible into 2.0 million shares of common stock at the option of the holder at any time at a price of $85.20 per share. The 5 1/2% Convertible Notes may be redeemed, in whole or in part, at the Company's option on or after March 1, 2003, at an initial premium of 103.143% of the principal amount. The premium declines annually to 100% of the principal amount of the notes at March 1, 2007.

        In the event of a change of control of the Company, the holders of the 2 1/4% Convertible Notes and the 5 1/2% Convertible Notes each have the right to require the Company to repurchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of the notes plus all accrued and unpaid interest.

        As of December 31, 2001, we had cash and cash equivalents of $878.2 million, short-term investments of $99.6 million, long-term investments of $93.9 million and working capital of $1.1 billion, excluding restricted cash and investments. Our funds are currently invested in overnight money market accounts, time deposits, commercial paper, demand notes, municipal notes and bonds, U.S. treasury obligations and government agency notes. As of December 31, 2001, foreign subsidiaries in Brazil, Japan and New Zealand had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The U.S. Dollar equivalent of these facilities total $4.8 million, of which $2.7 million was outstanding at December 31, 2001.

        We expect that our current cash and cash equivalents, short-term and long-term investments, funds from operations and interest income earned thereon will be sufficient to fund our current operations for at least 12 months. Our future capital requirements and the adequacy of our available funds will depend on many factors, including future business acquisitions, future stock buybacks, scientific progress in our research and development programs, the magnitude of those programs, our ability to establish collaborative and licensing arrangements, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and competing technological and market developments.

CRITICAL ACCOUNTING POLICIES

        Accounting for Business Combinations.    Since August of 1999, we have acquired three companies that have been accounted for under the pooling of interests method of accounting. To qualify for the pooling of interests method, criteria relating to the attributes of the combining companies prior to the combination, the manner of combining the companies and the absence of certain planned transactions after the combination must be met. Under the pooling of interests method, the value of the assets and liabilities of the combined companies are carried forward at their recorded amounts and the reported income for all periods prior to the combination are combined and restated as if the combination had occurred at the beginning of the period presented.

        If the criteria for pooling of interests accounting treatment are not met, then the purchase method of accounting would be applied. Under the purchase method of accounting all assets and liabilities acquired are recorded at their fair values at the date of the acquisition and results of operations are included in the consolidated financial statements from the date of acquisition. If we were to account for these three acquisitions under the purchase method of accounting rather than the pooling of interests method of accounting, it would result in materially different reported results. A reconciliation of previously reported results by these three companies to the amounts reported in our consolidated financial statements is provided in Note 2 of our notes to consolidated financial statements.

        Revenue Recognition.    We derive our revenue from the sale of our products, services and technology. We recognize revenue from product sales upon transfer of title to the product, which generally occurs upon shipment to the customer. We generally ship to our customers FOB shipping point. In cases where customers order and pay for large batches of cell culture products and request that we store a portion of the batch for them, we record any material up-front payments as deferred revenue in accrued expenses and other current liabilities in the consolidated balance sheets and recognize revenue upon shipment of the product to the customer. The Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition," ("SAB 101") provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. We believe that our revenue recognition policy is consistent with this guidance and in accordance with generally accepted accounting principles. If our shipping policies, including the point of title transfer, were to change, materially different reported results would be likely.

        We recognize royalty revenue when the amounts are determinable, which is generally when we receive the cash payment. We are able to recognize minimum required payments on an accrual basis as they are determinable under contract. However, since we are not able to forecast product sales by licensees, royalty payments that are based on product sales by the licensees are not determinable until the licensee has completed their computation of the royalties due and remitted their cash payment to us. Should information on licensee product sales become available so as to enable us to recognize royalty revenue on an accrual basis, materially different revenues and results of operations could occur.

        Use of Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base these estimates and assumptions upon historical experience and existing, known circumstances. Actual results could differ from those estimates. Specifically, management must make estimates in the following areas:

  •
  Allowance for doubtful accounts. We provide a reserve against our receivables for estimated losses that may result from our customers' inability to pay. We determine the amount of the reserve by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers' country or industry, historical losses and our customers' credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this reserve. To minimize the likelihood of uncollectibility, customers' credit-worthiness is reviewed periodically based on external credit reporting services and our experience with the account and adjusted accordingly. Should a customer's account become past due, we generally place a hold on the account and discontinue further shipments to that customer, minimizing further risk of loss. Additionally, our policy is to fully reserve for all accounts with aged balances greater than one year. The likelihood of a material loss on an uncollectible account would be mainly dependent on deterioration in the overall economic conditions in a particular country or environment. Reserves are fully provided for all expected or probable losses of this nature. Gross trade accounts receivable balance was $92.1 million and the allowance for doubtful accounts was $5.3 million at December 31, 2001.

  •
  Inventory adjustments. Inventories are stated at lower of cost or market. We review the components of our inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. Stock levels in excess of one year's expectation of usage or sales are fully reserved. The likelihood of any material inventory write-down is dependent on customer demand, competitive conditions or new product introductions by us or our customers that vary from our current expectations. Inventories were stated at $80.6 million at December 31, 2001.

  •
  Valuation of goodwill, intangible and other long-lived assets. We periodically assess the impairment of goodwill, intangible and other long-lived assets which require us to make assumptions and judgments regarding the carrying value of these assets. The assets are considered to be impaired if we determine that the carrying value may not be recoverable based upon our assessment of the following events or changes in circumstances:

  •
  the asset's ability to continue to generate income from operations and positive cash flow in future periods;

  •
  any volatility or significant decline in our stock price and market capitalization compared to our net book value;

  •
  loss of legal ownership or title to the asset;

  •
  significant changes in our strategic business objectives and utilization of the asset(s); or

  •
  the impact of significant negative industry or economic trends

    If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. In addition, we base the useful lives and related amortization or depreciation expense on our estimate of the period that the assets will generate revenues or otherwise be used by us. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase.

    In 2002, Statement of Financial Accounting Standards No. 142 (SFAS No. 142) "Goodwill and Other Intangible Assets" became effective and as a result, we will cease to amortize goodwill and indefinite-lived intangible assets. We expect that the elimination of goodwill and indefinite-lived amortization will have a positive impact on net income for the year ended December 31, 2002, of approximately $179.2 million, net of tax. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We expect to complete our initial review during the first quarter of 2002, and cannot predict at this time whether a material impairment charge, if any, will be recorded.

  •
  Accrued merger and restructuring related costs. To the extent that exact amounts are not determinable, we have estimated amounts for direct costs of our acquisitions, merger-related expenses and liabilities related to our business combinations and restructurings in accordance with the Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," and EITF Issue 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." Our accrued merger and restructuring related costs were $17.3 million at December 31, 2001 and we expect to incur an additional $2.5 million during 2002, which has not been accrued for or recognized in the statement of operations as the costs do not meet the recognition criteria of EITF 94-3 as of December 31, 2001. Materially different reported results would be likely if any of the estimated costs or expenses were different from our estimations or if the approach, timing and extent of the restructuring plans adopted by management were different.

  •
  Litigation reserves. Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in the consolidated balance sheets. The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the favorable or unfavorable outcome of the particular litigation. Both the amount and range of loss on the remaining pending litigation is uncertain. As such, we are unable to make a reasonable estimate of the liability that could result from unfavorable outcomes in litigation. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operation and financial position.

  •
  Insurance, environmental and divestiture reserves. We maintain self-insurance reserves to cover potential property, casualty and workers' compensation exposures from certain former business operations of Dexter. These reserves are based on actuarially determined loss probabilities and take into account loss history as well as actuarial projections based on industry statistics. We also maintain environmental reserves to cover estimated costs for certain environmental exposures assumed in the merger with Dexter. The environmental reserves, which are not discounted, are determined by management based upon currently available information. Divestiture reserves are maintained for known claims and warranties assumed in the merger with Dexter. The warranty reserves are based on management estimates that consider historical claims. As actual losses and claims become known to us, we may need to make a material change in our estimated reserves which could also materially impact our results of operations. Our insurance, environmental and divestiture reserves were $12.4 million at December 31, 2001

  •
  Benefit and pension plans. We sponsor and manage several retirement and health plans for employees and former employees. Accounting and reporting for the pension plans requires the use of assumptions for discount rates, expected returns on plan assets and rates of compensation increase that are used by our actuaries to determine our liabilities and annual expenses for these plans in addition to the value of the plan assets included in our consolidated balance sheets. Our actuaries also rely on assumptions, such as mortality rates, in preparing their estimates for us. The likelihood of materially different valuations for assets, liabilities or expenses, would depend on interest rates, investment returns or actuarial assumptions that are different from our current expectations.

  •
  Valuation of deferred income taxes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The likelihood of a material change in our expected realization of these assets depends on future taxable income, our ability to deduct tax loss carryforwards against future taxable income, the effectiveness of our tax planning and strategies among the various tax jurisdictions in which we operate, changes in the deductibility of interest paid on our convertible subordinated debt and any significant changes in the tax treatment received on our business combinations.

  •
  Segment Information. We provide segment financial information and results for our Molecular Biology and Cell Culture segments based on the segregation of revenues and expenses used for management's assessment of operating performance and operating decisions. Expenses shared by the segments require the use of judgments and estimates in determining the allocation of expenses to the two segments. Different assumptions or allocation methods could result in materially different results by segment. Also, we do not currently segregate assets by segment as a significant portion of our total assets are intangible assets and cash and cash equivalents which we do not assign to our two operating segments. We are evaluating the feasibility and usefulness of assigning our other assets to the Molecular Biology and Cell Culture segments and may report assets by segment in the future. We also do not report product line information as it would be impracticable to do so.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board issued Statement No. 141 ("SFAS No. 141"), "Business Combinations," and Statement No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS No. 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001 are to be reassessed and the remaining amortization periods adjusted accordingly. SFAS No. 142 is effective January 1, 2002.

        The net book value assigned to the assembled workforce intangible at December 31, 2001, which totaled $33.4 million, will be reclassified and reported as goodwill and will no longer be amortized beginning January 1, 2002. Additionally, the portion of the purchased tradenames and trademarks assigned to the GIBCO tradename, which totaled $8.7 million at December 31, 2001, will no longer be amortized, in accordance with SFAS No. 142, due to its indefinite life. Based on the current values assigned to goodwill, assembled workforce and the GIBCO tradename, we expect that the elimination of goodwill amortization and indefinite-lived intangible asset amortization will have a positive impact on reported net income for the year ended December 31, 2002 of approximately $179.2 million, net of tax. We expect to complete our initial review for impairment during the first quarter of 2002, and cannot predict at this time whether a material impairment charge will be recorded.

        In October 2001, the Financial Accounting Standards Board issued Statement No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces Statement No. 121 and provisions of APB Opinion No. 30 for the disposal of segments of a business and is effective for fiscal years beginning after December 15, 2001. The statement creates one accounting model, based on the framework established in Statement No. 121, to be applied to all long-lived assets including discontinued operations. SFAS No. 144 is effective January 1, 2002. We are currently assessing the impacts of adoption of SFAS No. 144 and have not yet determined the impact of this Statement on our consolidated financial statements.

FOREIGN CURRENCY TRANSLATION

        We translate the financial statements of our non-U.S. operations into U.S. Dollars for consolidation using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. Net gains or losses resulting from the translation of foreign financial statements, the effect of exchange rate changes on intercompany receivables and payables of a long-term investment nature, and net exchange rate gains and losses on the value of financial contracts entered into that hedge the value of these long-term intercompany receivables and payables are recorded as a separate component of stockholders' equity. These adjustments will affect net income only upon sale or liquidation of the underlying non-U.S. investment.

        Changes in foreign currency exchange rates can affect our reported results of operations, which are reported in U.S. Dollars. Based on the foreign currency rate in effect at the time of the translation of our non-U.S. results of operations into U.S. Dollars, reported results could be different from prior periods even if the same amount and mix of our products were sold at the same local prices during the two periods. This will affect our reported results of operations, and also makes the comparison of our business performance in two periods more difficult. For example, our revenues for the year ended December 31, 2001 were $629.3 million using applicable foreign currency exchange rates for that period. However, applying the foreign currency exchange rates in effect during the prior year ended December 31, 2000 to our non-U.S. revenues for 2001 results in revenues of $645.5 million. Therefore, as a result of the change in the applicable foreign currency exchange rates, our 2001 revenues reported in U.S. Dollars were negatively affected by $16.2 million. These changes in currency exchange rates have affected, and will continue to affect our reported results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities. To assist investors with the comparisons of our underlying business between currently reported periods, we have provided our revenue and growth rate results on a foreign currency comparable basis.

MARKET RISK

        We are exposed to market risk related to changes in foreign currency exchange rates, commodity prices, and interest rates, and we selectively use financial instruments to manage these risks. We do not enter into financial instruments for speculation or trading purposes. These financial exposures are monitored and managed by us as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on our results.

        Foreign Currency Transactions.    We have operations in Europe, Asia and the Americas. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. Many of our reporting entities conduct a portion of their business in currencies other than the entity's functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity's functional currency. The value of these receivables and payables is at risk subject to changes in exchange rates as they may be worth more or less than they were worth at the time we entered into the transaction. Both realized and unrealized gains or losses in the value of these receivables and payables are included in the determination of net income. Realized and unrealized gains or losses on the value of financial contracts entered into to hedge the value of these receivables and payables are also included in the determination of net income. Net currency exchange losses recognized on business transactions, net of hedging transactions, were $1.5 million, $0.3 million and $0.1 million for the years ended December 31, 2001, 2000 and 1999, respectively, and are included in the consolidated statements of operations.

        Our currency exposures vary, but are primarily concentrated in the Euro, British Pound Sterling, Australian Dollar and Japanese Yen. We currently use foreign currency forward contracts to mitigate foreign currency risk on non-functional currency receivables and payables. At December 31, 2001, we had $3.5 million in foreign currency forward contracts outstanding to hedge currency risk on specific receivables and payables. These contracts, which settle on various dates through February 2002, effectively fix the exchange rate at which these specific receivables and payables will be settled in, so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying receivables and payables. We currently do not enter into financial contracts to hedge foreign currency exchange risk on anticipated or forecasted transactions.

        Commodity Prices.    Our exposure to commodity price changes relates to certain manufacturing operations that utilize certain commodities as raw materials. We manage our exposure to changes in those prices primarily through our procurement and sales practices.

        Interest Rates.    Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The fair value of our cash equivalents and marketable securities are subject to change as a result of potential changes in market interest rates. We do not utilize financial contracts to manage our exposure to changes in interest rates. As of December 31, 2001, our cash equivalents and marketable securities were invested primarily in securities with maturities of less than three months and, as a result, the fair value of these securities approximated carrying value due to their short-term nature. In addition, it is currently our intent to hold all of our cash equivalents and marketable securities until maturity, and, accordingly, their carrying values are not adjusted for changes in fair value. Thus, any potential changes in fair value due to changes in interest rates would not affect our financial position or results of operations. We would, however, be at risk for lower earnings should interest rates decline.

ISSUES RELATED TO THE EUROPEAN MONETARY CONVERSION

        On January 1, 1999, certain member states of the European Economic Community (EEC) fixed their respective currencies to a new currency, the Euro. On that day, the Euro became a functional legal currency within these countries. During the three years beginning on January 1, 1999, business in these EEC member states were conducted in both the Euro and the existing national currency, such as the Netherlands Guilder, French Franc or Deutsche Mark. Businesses were required to complete transition to the Euro and begin reporting and conducting their transactions in the Euro by January 1, 2002. On July 1, 2002, the existing national currencies will be withdrawn and will no longer be considered legal tender.

        Companies operating in or conducting business in EEC member states need to ensure that their financial and other software systems are capable of processing transactions and properly handling the existing currencies, as well as the Euro. During the third quarter of 2001, we successfully implemented the Euro compliant version of our European software system, and the conversion of the currencies was completed in December 2001 in accordance with European Union requirements. The cost to upgrade the software was $0.3 million. To date we have spent immaterial amounts to comply with these statutory requirements. These assessments have not been independently verified. Also, we have not determined the costs related to any problems that may arise in the future due to the inability of any of our customers or vendors to comply with the statutory requirements. Any such problems may materially adversely affect our business, operating results and financial condition.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

        See discussion under Market Risk in ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. Financial Statements and Supplementary Data

        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Invitrogen Corporation:

        We have audited the accompanying consolidated balance sheets of Invitrogen Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Invitrogen Corporation and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

        Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 14. is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

San Diego, California
February 8, 2002

INVITROGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Par Value Data)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$878,214	$418,899
Short-term investments held-to-maturity	99,647	—
Restricted cash and investments	16,975	11,757
Trade accounts receivable, net of allowance for doubtful accounts of $5,281 and $5,535, respectively	86,857	87,195
Inventories	80,597	91,664
Deferred income tax assets	30,044	28,567
Prepaid expenses and other current assets	12,135	33,667

Total current assets	1,204,469	671,749
Property and equipment, net	125,786	171,521
Intangible assets, net	1,181,487	1,473,903
Deferred income tax assets	707	1,810
Long-term investments held-to-maturity	93,900	—
Other assets	60,863	50,232

Total assets	$2,667,212	$2,369,215

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Lines of credit	$2,746	$1,311
Current portion of long-term obligations	293	843
Accounts payable	20,643	24,728
Accrued expenses and other current liabilities	76,602	79,211
Income taxes payable	26,298	46,935

Total current liabilities	126,582	153,028
Long-term obligations	3,530	6,703
Long-term deferred credits and reserves	11,710	9,095
Pension liabilities	16,128	12,614
Deferred income tax liabilities	163,277	231,939
2 1/4% Convertible Subordinated Notes due 2006	500,000	—
5 1/2% Convertible Subordinated Notes due 2007	172,500	172,500

Total liabilities	993,727	585,879

Minority interest	2,407	4,939

Commitments and contingencies
Stockholders' equity:
Preferred stock; $0.01 par value, 6,405,884 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value, 125,000,000 shares authorized; 53,000,472 and 51,914,031 shares issued and outstanding, respectively	530	519
Additional paid-in-capital	1,870,107	1,818,123
Deferred compensation	(205)	(4,209)
Accumulated other comprehensive income (loss)	(7,063)	8,589
Accumulated deficit	(192,291)	(44,625)

Total stockholders' equity	1,671,078	1,778,397

Total liabilities and stockholders' equity	$2,667,212	$2,369,215

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Data)

	For the Years Ended December 31,
	2001	2000	1999
Revenues	$629,290	$246,195	$92,945
Cost of revenues	285,702	124,697	33,007

Gross margin	343,588	121,498	59,938

Operating expenses:
Sales and marketing	112,845	46,372	16,290
General and administrative	65,659	26,786	12,044
Research and development	38,145	23,620	14,888
Goodwill and other purchased intangibles amortization	266,226	81,585	16
Merger costs	11,321	10,417	3,895

Total operating expenses	494,196	188,780	47,133

Income (loss) from operations	(150,608)	(67,282)	12,805

Other income (expense):
Interest income	20,316	18,743	1,994
Interest expense	(11,295)	(8,936)	(922)
Other income and expense, net	4,306	2,939	138

Total other income, net	13,327	12,746	1,210

Income (loss) before benefit (provision) for income taxes and minority interest	(137,281)	(54,536)	14,015
Income tax benefit (provision)	(9,338)	514	(4,779)
Minority interest	(1,047)	(304)	—

Net income (loss)	(147,666)	(54,326)	9,236
Less: Preferred stock dividends	—	—	(163)
Accretion of non-voting redeemable common stock	—	—	(74)
Adjustment to beneficial conversion feature related to convertible preferred stock	—	—	985

Net income (loss) applicable to common shares	$(147,666)	$(54,326)	$9,984

Earnings (loss) per common share:
Basic	$(2.81)	$(1.80)	$0.52

Diluted	$(2.81)	$(1.80)	$0.46

Weighted average shares used in per share calculations:
Basic	52,549	30,156	19,268
Diluted	52,549	30,156	21,828

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands)

	Common Stock					Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)
			Additional Paid-in- Capital	Deferred Compensation	Employee Stock Ownership Plan Contribution			Total Stockholders' Equity	Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 1998	13,339	$133	$7,032	$(962)	$100	$(40)	$1,150	$7,413
Initial public stock offering	3,525	35	48,094	—	—	—	—	48,129
Conversion of redeemable preferred stock	2,203	22	729	—	—	—	—	751
Adjustment to beneficial conversion feature related to convertible preferred stock	—	—	985	—	—	—	—	985
Accretion of beneficial conversion feature related to convertible preferred stock	—	—	(985)	—	—	—	—	(985)
Secondary stock offering	2,400	24	56,443	—	—	—	—	56,467
Deferred compensation	—	—	86	(86)	—	—	—	—
Amortization of deferred compensation expense	—	—	—	302	—	—	—	302
Common stock issued under employee plans	1,003	11	3,260	—	(100)	—	—	3,171
Shareholder equity contribution	—	—	80	—	—	—	—	80
Tax benefit on employee stock plans	—	—	6,200	—	—	—	—	6,200
Preferred and common stock dividends declared and accretion of redemption value over stated value on subsidiary common stock	—	—	—	—	—	—	(685)	(685)
Foreign currency translation adjustment	—	—	—	—	—	(399)	—	(399)	$(399)
Net income	—	—	—	—	—	—	9,236	9,236	9,236

Balance at December 31, 1999	22,470	225	121,924	(746)	—	(439)	9,701	130,665	$8,837

Shares issued for purchase business combinations	27,400	274	1,632,943	—	—	—	—	1,633,217
Shares issued for merger costs	—	—	2,208	—	—	—	—	2,208
Secondary stock offering costs	—	—	(160)	—	—	—	—	(160)
Deferred compensation	—	—	5,466	(5,466)	—	—	—	—
Amortization of deferred compensation expense	—	—	—	2,003	—	—	—	2,003
Common stock issued under employee plans	2,044	20	27,452	—	—	—	—	27,472
Tax benefit on employee stock plans	—	—	28,290	—	—	—	—	28,290
Unrealized gain on investments	—	—	—	—	—	35	—	35	$35
Foreign currency translation adjustment	—	—	—	—	—	8,993	—	8,993	8,993
Net loss	—	—	—	—	—	—	(54,326)	(54,326)	(54,326)

Balance at December 31, 2000	51,914	519	1,818,123	(4,209)	—	8,589	(44,625)	1,778,397	$(45,298)

Shares issued for purchase business combinations	35	—	2,825	—	—	—	—	2,825
Deferred compensation	—	—	(1,801)	1,801	—	—	—	—
Amortization of deferred compensation expense	—	—	—	2,203	—	—	—	2,203
Common stock issued under employee plans	1,051	11	30,276	—	—	—	—	30,287
Tax benefit on employee stock plans	—	—	20,684	—	—	—	—	20,684
Realized gain on investment	—	—	—	—	—	(21)	—	(21)	$(21)
Minimum pension liability adjustment	—	—	—	—	—	(5,270)	—	(5,270)	(5,270)
Foreign currency translation adjustment	—	—	—	—	—	(10,361)	—	(10,361)	(10,361)
Net loss	—	—	—	—	—	—	(147,666)	(147,666)	(147,666)

Balance at December 31, 2001	53,000	$530	$1,870,107	$(205)	$—	$(7,063)	$(192,291)	$1,671,078	$(163,318)

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the Years Ended December 31,
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(147,666)	$(54,326)	$9,236
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of effects of businesses acquired and divested:
Depreciation	18,793	9,484	4,163
Amortization of intangible assets	268,159	82,335	309
Amortization of deferred compensation	2,203	2,003	302
Deferred income taxes	(25,951)	(26,686)	(700)
Non-cash merger related costs	781	2,390	1,820
Other non-cash adjustments	(146)	1,064	409
Changes in operating assets and liabilities:
Accounts receivable	(5,809)	(6,377)	(3,383)
Inventories	4,288	16,037	(1,620)
Prepaid expenses and other current assets	5,512	(2,291)	(447)
Other assets	5,069	169	405
Accounts payable	(2,513)	(890)	(118)
Accrued expenses and other current liabilities	(36,807)	(25,900)	2,123
Income taxes	37,164	(72,065)	703

Net cash provided by (used in) operating activities	123,077	(75,053)	13,202

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of business, net of cash sold	11,616	—	—
Net cash acquired from business combinations	2,978	226,394	—
Purchases of held-to-maturity securities	(193,874)	(99,523)	—
Maturities of held-to-maturity securities	883	29,890	4,214
Sales of available-for-sale securities	—	71,648	—
Payments received on notes receivable	—	121	150
Proceeds from sale of property, plant and equipment	55,810	—	—
Purchases of property and equipment	(44,172)	(22,737)	(5,249)
Payments for intangible assets	(5,936)	(1,265)	(1,741)

Net cash provided by (used in) investing activities	(172,695)	204,528	(2,626)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net principal proceeds from (payments on) lines of credit	1,695	(2,508)	(925)
Proceeds from long-term obligations	487,091	166,865	1,916
Principal payments on long-term obligations	(1,061)	(11,084)	(2,260)
Proceeds from sale of common stock and equity contributions	30,287	27,312	108,138
Redemption of preferred and common stock and payment of accrued dividends	—	—	(17,507)

Net cash provided by financing activities	518,012	180,585	89,362
Effect of exchange rate changes on cash	(9,079)	6,601	(45)

Net increase in cash and cash equivalents	459,315	316,661	99,893
Cash and cash equivalents, beginning of period	418,899	102,238	2,345

Cash and cash equivalents, end of period	$878,214	$418,899	$102,238

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2001, 2000 AND 1999

1.    BUSINESS ACTIVITY, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND SIGNIFICANT ACCOUNTS

Business Activity

        Invitrogen Corporation (the "Company") was incorporated in the state of California on September 29, 1989. In 1997, the Company changed its state of incorporation to Delaware.

        The Company's products are principally life science research tools in reagent and kit form, biochemicals, sera, media and other products and services we sell to corporate, academic and government entities worldwide. Effective January 1, 2001, we reorganized into two lines of business, a Molecular Biology segment and a Cell Culture segment. Segment reporting began with the first quarter results in 2001.

        On September 14, 2000, the Company consummated mergers with Life Technologies, Inc. ("Life Technologies"), a Delaware Corporation, and Dexter Corporation ("Dexter"), a Connecticut Corporation (see Note 2). Life Technologies was a supplier of molecular biology and cell culture products and services to customers in universities, public and private research institutions, and biotechnology and pharmaceutical companies. Dexter was a global specialty materials supplier with three operating segments: life sciences, nonwovens and specialty polymers. Dexter supplied specialty materials to the aerospace, electronics, food packaging and medical markets. Substantially all of the businesses and operations of Dexter were sold prior to the closing of the mergers. Both transactions have been accounted for using the purchase method of accounting and, accordingly, the results of operations have been included in the accompanying financial statements from the date of acquisition, which significantly affects the comparability of the financial information presented.

        On June 21, 2000, the Company consummated a merger with Ethrog Biotechnologies, Ltd., a privately held company located in Israel (see Note 2). Ethrog manufactured a fully enclosed system for the electrophoretic separation of macromolecules. On February 2, 2000, the Company acquired all of the outstanding capital stock of Research Genetics, Inc., an Alabama Corporation (see Note 2). Research Genetics supplied products and services for functional genomics and gene-based drug discovery research. On August 17, 1999, the Company acquired all of the outstanding capital stock of NOVEX, a California Corporation (see Note 2). NOVEX manufactured protein and nucleic acid electrophoresis gels and related equipment, solutions, standards, and fine chemicals, primarily for use in research laboratories. These transactions have been accounted for as pooling of interests' and, accordingly, the Company's consolidated financial statements include the financial results of Invitrogen, Ethrog, Research Genetics and NOVEX.

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

Concentrations of Risks

        Approximately $123.6 million, $52.6 million and $39.5 million, or 20%, 22% and 42% of the Company's revenues during the years ended December 31, 2001, 2000 and 1999, respectively, were derived from university and research institutions which management believes are, to some degree, directly or indirectly supported by the U.S. Government. If there were to be a significant change in current research funding, particularly with respect to the U.S. National Institutes of Health, it could have a material adverse impact on the Company's future results of operations.

Segment Information

        Prior to the merger with Life Technologies, the Company operated in one business segment dedicated to molecular biology research. Beginning in the first quarter of 2001, the Company completed its reorganization into two lines of business, a Molecular Biology segment and a Cell Culture segment. Segment financial information for Molecular Biology and Cell Culture prior to 2001 has not been provided, as it would be impracticable to do so. Also, the Company does not currently segregate assets by segment as a significant portion of the Company's total assets are intangible assets and cash and cash equivalents which the Company does not assign to its two operating segments. The Company is evaluating the feasibility and usefulness of assigning its other assets to its Molecular Biology and Cell Culture segments and may report assets by segment in the future. The Company does not report product line information as it would be impracticable to do so.

Revenue Recognition

        Revenues from product sales are recognized upon transfer of title to the product, which generally occurs upon shipment to the customer. The Company generally ships to its customers FOB shipping point. In cases where customers order and pay for large batches of cell culture products and request that we store a portion of the batch for them, we record any material up-front payments as deferred revenue in accrued expenses and other current liabilities in the consolidated balance sheets and recognize revenue upon shipment of the product to the customer. Deferred revenues at December 31, 2001 and 2000 totaled $4.1 million and $6.1 million, respectively. Grant revenue is recorded as earned, as defined within the specific agreements and is not refundable. Royalty revenue is recognized when determinable, generally upon the receipt of the cash payment, and is not refundable. Grant and royalty revenues were $5.2 million, $2.0 million and $1.7 million in 2001, 2000 and 1999, respectively. Cost of grant revenue is included in research and development.

Fair Value of Financial Instruments

        The carrying amounts of financial instruments such as cash equivalents, foreign cash accounts, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities are reasonable estimates of their fair value because of the short maturity of these items. The Company believes the carrying amounts of the Company's outstanding lines of credit approximate fair value because the interest rates on these instruments are subject to change with, or approximate, market interest rates.

Cash and Cash Equivalents and Marketable Securities

        The Company invests its excess cash in marketable securities, principally corporate notes and government securities. The Company has established guidelines that maintain safety and liquidity.

These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

        The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 2001 consisted primarily of overnight money market accounts, time deposits, commercial paper, demand notes and municipal notes and bonds.

        At December 31, 2001, all of the Company's short-term and long-term investments were classified as held-to-maturity. These securities are stated at amortized cost. Maturities and gross unrealized gains (losses) at December 31, 2001 are as follows:

			Unrealized
	Maturity in Years	Amortized Cost			Estimated Fair Value
			Gains	Losses
	(In Thousands)
Term deposit money market	1 or less	$69,672	$—	$—	$69,672
Commercial paper	1 or less	29,975	—	(6)	29,969

Total short-term investments		99,647	—	(6)	99,641

Commercial paper	1 to 2	50,275	18	(113)	50,180
U.S. Treasury and Agency obligations	1 to 2	41,967	4	(131)	41,840
U.S. Treasury and Agency obligations	After 3	319	37	—	356
Municipal notes and bonds	1 to 2	1,054	1	—	1,055
Mortgage-backed securities	Periodic over 5	285	11	—	296

Total long-term investments		93,900	71	(244)	93,727

		$193,547	$71	$(250)	$193,368

Restricted Cash and Related Liabilities

        Restricted cash includes $8.9 million and $11.5 million at December 31, 2001 and 2000, respectively, held in a Rabbi Trust (the "Trust") for the benefit of certain Dexter employees, most of whom are not employees of the Company. The Trust, which was assumed by the Company upon the closing of the merger with Dexter, funds supplemental benefits and certain severance agreements. The funds are invested primarily in money market funds. The Trust is irrevocable and will remain in place for the term of benefits payable, which in the case of certain supplemental retirement benefits is until the death of the participants or their designated beneficiaries. At December 31, 2001, there is a total of $7.8 million included in accrued expenses and other current liabilities and non-current pension liabilities that are funded under the Trust. No further contributions are required to be made to the Trust.

        Restricted cash also includes $7.9 million at December 31, 2001, which collateralize $7.4 million in outstanding letters of credit associated with the Company's self-insurance programs. The funds are invested in a money market fund. The Company's self-insurance reserves are based on actuarially determined loss probabilities and cover potential workers' compensation exposures from certain former business operations of Dexter. These reserves take into account loss history as well as actuarial projections based on industry statistics. Actual expenses could vary. Liabilities for the self-insurance programs are included in other current liabilities and long-term deferred credits and reserves in the consolidated balance sheet at December 31, 2001.

Inventories

        Inventories are stated at lower of cost (first-in, first-out method) or market. The Company reviews the components of its inventory on a regular basis for excess, obsolete and impaired inventory and makes appropriate dispositions as obsolete inventory is identified.

        Inventories include material, labor and overhead costs and consist of the following at December 31:

	2001	2000
	(In Thousands)
Raw materials and components	$16,683	$13,901
Work in process	17,418	17,225
Finished goods	46,496	60,538

	$80,597	$91,664

Property and Equipment

        Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets (3 to 40 years) principally using the straight-line method. Amortization of leasehold improvements is computed on the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Maintenance and repairs are charged to operations as incurred. When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

        Property and equipment consist of the following at December 31:

	2001	2000
	(In Thousands)
Land	$7,515	$15,925
Building and improvements	62,545	90,879
Machinery and equipment	70,305	82,676
Construction in process	21,255	4,429

	161,620	193,909
Accumulated depreciation and amortization	(35,834)	(22,388)

	$125,786	$171,521

        Construction in process at December 31, 2001 principally relates to building improvements to manufacturing facilities located in New York and California.

Intangible Assets

        Goodwill, which arose primarily from the Company's 2000 acquisition of Life Technologies and Dexter and represents the excess of cost over the fair value of the net tangible and identifiable intangible assets purchased, is being amortized over 5 to 9 years. All other intangible assets, which include purchased intangible assets, patents and license agreements, are recorded at cost and are amortized on a straight-line basis over estimated useful lives of 3 to 13 years. See "Recent Accounting Pronouncements" below.

        Intangible assets consist of the following at December 31:

	2001	2000
	(In Thousands)
Goodwill	$966,931	$955,567
Purchased technology	410,498	444,350
Purchased tradenames and trademarks	44,200	44,200
Assembled workforce	40,991	69,997
Purchased customer base	34,400	34,400
Other intellectual properties	4,947	7,065
Genome libraries	1,950	1,460

	1,503,917	1,557,039
Accumulated amortization	(322,430)	(83,136)

	$1,181,487	$1,473,903

Long-Lived Assets

        The Company periodically re-evaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of its long-lived assets. The criteria used for these evaluations include management's estimate of the asset's continuing ability to generate income from operations and positive cash flow in future periods as well as the strategic significance of any intangible asset in the Company's business objectives. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. See "Recent Accounting Pronouncements" below.

Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consist of the following at December 31:

	2001	2000
	(In Thousands)
Accrued merger and restructuring related costs:
Severance, retention and relocation	$13,673	$7,472
Estimated costs to shut down facilities	2,880	3,126
Transaction costs and payable to shareholders	746	4,205

	17,299	14,803
Accrued claims and assessments (see Note 8)	16,361	7,964
Accrued payroll and related expenses	9,431	20,196
Accrued royalties	6,503	5,260
Accrued purchases	5,946	4,124
Deferred revenue	4,055	6,145
Accrued interest	3,791	3,172
Accrued benefit plan contributions	2,811	2,515
Pension liabilities, current portion	1,742	596
Insurance and environmental reserves, current portion	1,425	2,831
Accrued other	7,238	11,605

	$76,602	$79,211

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

Foreign Currency Translation and Hedging

        The financial statements of the Company's non-U.S. operations are translated to U.S. Dollars for consolidation using end-of period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. Net gains or losses resulting from the translation of foreign financial statements, the effect of exchange rate changes on intercompany receivables and payables of a long-term investment nature, and net exchange rate gains and losses on the value of financial contracts entered into that hedge the value of these long-term intercompany receivables and payables are recorded as a separate component of stockholder's equity. These adjustments will affect net income only upon sale or liquidation of the underlying non-U.S. investment.

        Many of the Company's reporting entities conduct a portion of their business in currencies other than the entity's functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity's functional currency. The value of these receivables and payables is subject to changes in exchange rates. Both realized and unrealized gains or losses in the value of these receivables and payables are included in the determination of net income. Realized and unrealized gains or losses on the value of financial contracts entered into to hedge the value of these receivables and payables are also included in the determination of net income. Currency exchange losses recognized on business transactions, net of hedging transactions, were $1.5 million, $0.3 million and $0.1 million in 2001, 2000 and 1999, respectively, and are included in other income and expense, net, in the consolidated statements of operations.

        The Company uses foreign currency forward contracts to mitigate foreign currency risk on non-functional currency receivables and payables. At December 31, 2001, we had $3.5 million in foreign currency forward contracts outstanding to hedge currency risk on specific non-functional currency receivables and payables. These contracts, which settle on various dates through February 2002, effectively fix the exchange rate at which these specific receivables and payables will be settled in, so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying receivables and payables. We currently do not enter into financial contracts to hedge foreign currency exchange risk on anticipated or forecasted transactions.

Computation of Earnings Per Share

        Basic earnings per share was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if net income were divided by the weighted average number of common shares and potential common shares from outstanding stock options. Potential common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding dilutive options. Diluted earnings per share does not consider the impact of the conversion of convertible subordinated debt in 2001 or 2000 or outstanding redeemable convertible preferred stock in 1999, as their inclusions would be anti-dilutive for the respective periods. Potentially dilutive securities are not considered in the calculation of net loss per share as their impact would be anti-dilutive.

        Earnings (loss) per share is calculated as follows for the years ended December 31:

	Income (Loss) (Numerator)	Shares (Denominator)	Amount
	(In Thousands, Except Per Share Amounts)
2001
Basic and diluted loss per share:
Net loss applicable to common shares	$(147,666)	52,549	$(2.81)

2000
Basic and diluted loss per share:
Net loss applicable to common shares	$(54,326)	30,156	$(1.80)

1999
Basic earnings per share(1):
Net income applicable to common shares	$9,984	19,268	$0.52

Diluted earnings per share:
Stock options	—	2,560

Net income applicable to common shares plus assumed conversions	$9,984	21,828	$0.46

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

Comprehensive Income

        The impact of any fluctuations in the Company's foreign currency translation adjustments, unrealized gains or losses on investments held available-for-sale and changes in the minimum pension liability adjustments are displayed as a component of comprehensive income for each period presented.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board issued Statement No. 141 ("SFAS No. 141"), "Business Combinations," and Statement No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS No. 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001 are to be reassessed and the remaining amortization periods adjusted accordingly. SFAS No. 142 is effective January 1, 2002.

        The net book value assigned to the assembled workforce intangible at December 31, 2001, which totaled $33.4 million, will be reclassified and reported as goodwill and will no longer be amortized beginning January 1, 2002. Additionally, the portion of the purchased tradenames and trademarks assigned to the GIBCO tradename, which totaled $8.7 million at December 31, 2001, will no longer be amortized, in accordance with SFAS No. 142, due to its indefinite life. Based on the current values assigned to goodwill, assembled workforce and the GIBCO tradename, we expect that the elimination of goodwill amortization and indefinite-lived intangible asset amortization will have a positive impact on reported net income for the year ended December 31, 2002 of approximately $179.2 million, net of tax. We expect to complete our initial review for impairment during the first quarter of 2002, and cannot predict at this time whether a material impairment charge, if any, will be recorded.

        In October 2001, the Financial Accounting Standards Board issued Statement No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces Statement No. 121 and provisions of APB Opinion No. 30 for the disposal of segments of a business and is effective for fiscal years beginning after December 15, 2001. The statement creates one accounting model, based on the framework established in Statement No. 121, to be applied to all long-lived assets including discontinued operations. SFAS No. 144 is effective January 1, 2002. We are currently assessing the impacts of adoption of SFAS No. 144 and have not yet determined the impact of this Statement on our consolidated financial statements.

Reclassifications

        Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

2.    BUSINESS COMBINATIONS AND DIVESTITURE

Purchase Business Combinations

Invitrogen K.K. Acquisition

        On June 29, 2001, the Company purchased the remaining 20% interest in its Japanese subsidiary, Invitrogen K.K., for $7.3 million. The excess of purchase price over the acquired net assets was $4.9 million and has been recorded as goodwill in the consolidated balance sheet. The asset is being amortized over a weighted average life of 5.5 years.

Life Technologies and Dexter Acquisitions

        On September 14, 2000, the Company completed a merger with both Life Technologies, a supplier of molecular biology and cell culture products for the life science industry, and Dexter, which owned approximately 75% of Life Technologies' outstanding common stock prior to the completed merger. Under the terms of the agreements, the Company acquired all of the outstanding common stock of Dexter with a combination of cash and 21.4 million shares of Invitrogen common stock totaling $1.4 billion. All of the outstanding common stock of Life Technologies, other than the shares held by Dexter, was acquired with a combination of cash and 6.0 million shares of Invitrogen common stock totaling $365.3 million. The total cost of the mergers was $1.9 billion and included direct costs incurred as a result of the acquisitions of approximately $39.5 million and a fair value adjustment under purchase accounting of $31.2 million for unvested stock options of Life Technologies that were assumed by the Company.

        Substantially all of the businesses and operations of Dexter were sold prior to the closing of the mergers. Both transactions have been accounted for as purchases, and, accordingly, the results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. The excess of purchase price over acquired net assets was $960.7 million and, based on the life of the acquired assets, is being amortized over a weighted average life of 5.5 years. Costs associated with the restructuring of existing Invitrogen operations and costs necessary to integrate the businesses of Invitrogen and Life Technologies that are expected to benefit future operations are expensed as merger costs after management has completed and approved the restructuring plans and associated costs. Restructuring costs totaled $11.4 million and $4.1 million for the years ended December 31, 2001 and 2000, respectively and have been recognized as expense in merger costs in the Consolidated Statements of Operations since the date of the merger. As of December 31, 2001, the Company had $17.3 million remaining in accrued merger and restructuring related costs that are included in accrued expenses and other current liabilities in the consolidated balance sheets. Additional costs associated with the Company's ongoing integration are estimated to be $2.5 million (unaudited) during 2002, principally for retention costs. These costs have not been accrued for or recognized in the statement of operations as the costs do not meet the recognition criteria of Emerging Issues Task Force Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," as of December 31, 2001.

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

Pro Forma Results

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

	2001	2000	1999
	(In Thousands, Except Per Share Data)(Unaudited)
Revenues	$629,290	$566,977	$516,622
Net loss	$(147,229)	$(330,424)	$(169,827)
Net loss applicable to common shares	$(147,229)	$(330,424)	$(169,079)
Loss per common share—basic and diluted	$(2.80)	$(6.51)	$(3.59)
Weighted average shares used in per share calculation—basic and diluted	52,549	50,759	47,130

Pooling of Interests Business Combinations

Ethrog Merger

        On June 21, 2000, the Company completed a merger with Ethrog Biotechnologies, Ltd. (Ethrog), a privately-held company headquartered in Israel that developed and patented a novel, fully enclosed system for the electrophoretic separation of macromolecules. The Company issued 198,869 shares of its common stock for all of the capital stock of Ethrog in a transaction that has been accounted for as a pooling of interests. Costs incurred as a result of the merger were $0.2 million. These costs were expensed in June 2000 upon completion of the merger.

Research Genetics Merger

        On February 2, 2000, the Company acquired all of the outstanding capital stock of Research Genetics, Inc. (Research Genetics), a privately-held U.S. company that supplied products and services for functional genomics and gene-based drug discovery research. The Company issued 3.2 million shares of common stock for all of the outstanding common stock of Research Genetics. The merger has been accounted for as a pooling of interests and is intended to qualify as a tax-free exchange. Costs incurred as a result of the merger and related integration were $6.4 million. These merger costs include a $2.2 million addition to additional paid-in-capital for shares of common stock tendered by Research Genetics to a third party for finder's fees. These costs were expensed in February 2000 upon completion of the merger.

NOVEX Merger

        On August 17, 1999, the Company acquired all of the outstanding capital stock of NOVEX, in a stock-for-stock transaction. NOVEX manufactured protein and nucleic acid electrophoresis gels and related equipment, solutions, standards, and fine chemicals, primarily for use in research laboratories.

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

Reconciliation of Revenues and Net Income

        The accompanying consolidated financial information is presented to show the combined results of operations of Invitrogen, Research Genetics, Ethrog, and NOVEX as if the mergers had occurred at the beginning of the periods presented in accordance with the accounting method for pooling of interests business combinations.

        The reconciliations of revenues and net income previously reported prior to the respective mergers by the separate companies to the combined results reported in the accompanying consolidated statements of operations for the years ended December 31, 2000 and 1999 are as follows:

	2001	2000
	(In Thousands)
Revenues:
Invitrogen	$243,838	$49,530
Research Genetics (through January 31, 2000)	2,348	24,581
NOVEX (through August 17, 1999)	—	18,807
Ethrog (through June 21, 2000)	525	753
Intercompany sales	(516)	(726)

	$246,195	$92,945

Net income (loss):
Invitrogen	$(54,854)	$5,526
Research Genetics (through January 31, 2000)	276	2,395
NOVEX (through August 17, 1999)	—	1,139
Ethrog (through June 21, 2000)	97	(46)
Eliminations	155	222

	$(54,326)	$9,236

Business Divestiture

BioSepra Sale

        On July 31, 2001, the Company sold its BioSepra chromatography business for $13.6 million in cash, including $1.6 million in cash sold, to Ciphergen Biosystems, Inc. The Company did not recognize any gain or loss on this sale through September 2001 as the net assets sold were acquired in the Life Technologies merger and, in accordance with purchase accounting rules, the cost of the net assets in the consolidated balance sheet were adjusted to this fair market value during the purchase price allocation period which ended in September 2001. The adjustment, net of applicable taxes, was allocated to goodwill. Subsequent to September 2001, the Company received a $0.4 million final payment from Ciphergen upon finalization of the sale transaction and recorded this amount in other income in December 2001. Revenues from sales of BioSepra products totaled $2.1 million through July 31, 2001.

3.    SEGMENT INFORMATION

        Segment Information.    Segment information for the year ended December 31, 2001 is as follows:

	Molecular Biology	Cell Culture	Corporate And Unallocated(1)	Total
	(In Thousands)
Revenues from external customers	$414,241	$215,049	$—	$629,290
Income (loss) from operations	$95,729	$49,243	$(295,580)	$(150,608)

(1)
Unallocated items for the year ended December 31, 2001, include costs for purchase accounting inventory revaluations of $2.6 million, amortization of deferred compensation of $2.2 million, amortization of purchased intangibles of $266.2 million and merger costs of $11.3 million which are not allocated by management for purposes of analyzing the operations since they are principally non-cash items resulting primarily from purchase accounting as well as company-wide restructuring activities.

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

        Geographic Information.    Information about the Company by geographic area for the years ended December 31 is as follows:

	2001	2000	1999
	(In Thousands)
Product sales to unrelated customers located in:
Americas:
United States	$344,484	$148,374	$61,030
Other Americas	31,799	6,888	1,987

Total Americas	376,283	155,262	63,017
Europe	165,249	61,441	22,475
Asia Pacific	80,677	27,233	5,728
Other Foreign	1,911	287	—

Total product revenue	$624,120	$244,223	$91,220

Net long-lived assets located in:
Americas:
United States	$97,235	$136,996	$19,139
Other Americas	551	654	—

Total Americas	97,786	137,650	19,139

Europe:
United Kingdom	16,392	17,192	—
Other Europe	512	6,471	2,443

Total Europe	16,904	23,663	2,443
Asia Pacific	10,671	10,044	—
Other Foreign	425	164	96

Total net long-lived assets	$125,786	$171,521	$21,678

4.    RELATED PARTY TRANSACTIONS

Change in Control Agreements

        The Company has executed agreements with certain of its officers that would provide benefits following a change in control of the Company. The officers would be provided with cash payments and other benefits under their change-in-control agreements if, within twenty-four months after a change in control, the officer's employment was involuntary terminated (for reasons other than disability or cause) or if the officer terminated his or her employment for good reason.

Indemnification Agreements

        Invitrogen has entered into indemnification agreements with each of its officers and directors containing provisions which may require the Company, among other things, to indemnify those officers and directors against liabilities that may arise by reasons of their status or service as officers or directors. The agreements also provide for the Company to advance to the officers and directors expenses that they expect to incur as a result of any proceeding against them as to which they could be indemnified. Invitrogen also intends to execute such agreements with its future directors and executive officers.

Employee Relocation Loans

        As part of the restructuring of the Company's operations in Maryland, the Company provided housing loans during 2001 to certain employees who relocated from Maryland to other locations. The loans, which range from $25,000 to $150,000 each, are interest free, and the principal amount of the loans will be forgiven in equal one-third increments after the third, fourth, and fifth year of the loans if the employee's employment has not been terminated at such times. The loans will also be forgiven if the Company terminates the employee's employment without Cause (as defined in the related agreements) on or before the fifth anniversary of the loan or upon the death or permanent disability of the employee. The loans are secured by the underlying real property purchased by the employees. The Company is also providing moving expenses, closing costs, and other relocation costs relating to these transfers. The loans receivable are included in other long-term assets in the consolidated balance sheets and totaled $1.2 million at December 31, 2001. The loans are amortized on a straight-line basis over five years. Amortization expense totaled $0.2 million for the year ended December 31, 2001.

Inventory Purchases from Joint Ventures

        The Company has purchase, storage and distribution contracts for raw FBS with three unconsolidated joint ventures acquired in the Life Technologies merger, one in Australia in which it owns 25% (accounted for under the equity method) and two in Germany in which it owns 19% each (accounted for under the cost method). The contracts expire in 2003 and 2006 and require that the Company purchase a minimum amount of raw materials each year through the expiration of the contracts. Pricing of the raw materials is adjusted monthly based on government published indexes in the respective country of production. Purchases for raw materials, including storage and distribution costs, under these contracts totaled $5.3 million and $1.2 million for the years ended December 31, 2001 and 2000. Estimates of future unconditional purchase obligations, based on current indexes, are $6.7 million each year for 2002 and 2003 and $6.5 million each year for 2004 through 2006. (See Note 8)

        The Company's consolidated joint venture acquired in the Life Technologies merger, in which it owns 40%, purchases raw materials from the other 60% partner. Purchases from the majority owner totaled $144,000 in 2001 and $35,000 in 2000.

Research Genetics

        The Company began leasing manufacturing space from the former President of Research Genetics in 2001. The lease expires in October 2006. Rent expense paid under this lease totaled $91,000 for the year ended December 31, 2001. The Future minimum lease commitment under this lease is $52,000 per year through the expiration of the lease. (See Note 8) The Company also provided free use of minimal laboratory space to three start-up biotech companies in which the former President of Research Genetics holds a nominal equity interest.

Royalty Payments

        The Company will pay royalties to the wife of Dr. Jay Short, a member of the Board of Directors of Invitrogen, contingent upon the completion of certain milestones associated with the commercialization of certain technology.

        The Company pays royalties on sales of the DNA DipStick product line and electroporation cuvettees to the father of Dr. Jay Short. Royalties paid to Dr. Short's father totaled $17,000, $23,000 and $16,000 for the years ended December 31, 2001, 2000 and 1999.

5.    LINES OF CREDIT

        As of December 31, 2001, foreign subsidiaries in Brazil, Japan and New Zealand had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The credit facilities bear interest at fixed rates, the respective bank's prime rate and the Japan TIBOR rate (a weighted average rate of 1.2% at December 31, 2001). The U.S. Dollar equivalent of these facilities total $4.8 million, of which $2.7 million was outstanding at December 31, 2001. There are no parent company guarantees associated with these facilities.

6.    ISSUANCE OF CONVERTIBLE SUBORDINATED DEBT

        In December 2001, the Company issued $500 million principal amount of 2 1/4% convertible subordinated notes (the "2 1/4% Convertible Notes") due December 15, 2006 to certain qualified institutional buyers. After expenses, the Company received net proceeds of $487.1 million. Interest on the 2 1/4% Convertible Notes is payable semi-annually on June 15th and December 15th. The 2 1/4% Convertible Notes were issued at 100% of principal value, and are convertible into 5.8 million shares of common stock at the option of the holder at any time at a price of $86.10 per share. The 2 1/4% Convertible Notes may be redeemed, in whole or in part, at the Company's option on or after December 20, 2005 at 100% of the principal amount.

        In March 2000, the Company issued $172.5 million principal amount of 5 1/2% convertible subordinated notes (the "5 1/2% Convertible Notes") due March 1, 2007 to certain qualified institutional buyers. After expenses, the Company received net proceeds of $166.9 million. Interest on the 5 1/2% Convertible Notes is payable semi-annually on March 1st and September 1st. The 5 1/2% Convertible Notes were issued at 100% of principal value, and are convertible into 2.0 million shares of common stock at the option of the holder at any time at a price of $85.20 per share. The 5 1/2% Convertible Notes may be redeemed, in whole or in part, at the Company's option on or after March 1, 2003, at an initial premium of 103.143% of the principal amount. The premium declines annually to 100% of the principal amount of the notes at March 1, 2007.

        Costs incurred to issue the convertible notes totaled $12.9 million for the 2 1/4% Convertible Notes and $5.6 million for the 5 1/2% Convertible Notes. These costs have been deferred and included in other assets in the consolidated balance sheets and amortized over the terms of the respective debt using the effective interest method.

        The 2 1/4% Convertible Notes and the 5 1/2% Convertible Notes rank equal in priority to each other, but are subordinate to substantially all of the remaining current and future outstanding debt of the Company, including all of its secured debt and all debts and liabilities of our subsidiaries. The Convertible Notes are not subordinate to amounts the Company owes for employee compensation, goods or services purchased or to amounts the Company may owe to its subsidiaries.

        In the event of a change of control of the Company, the holders of the 2 1/4% Convertible Notes and the 5 1/2% Convertible Notes each have the right to require the Company to repurchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of the notes plus all accrued interest.

7.    LONG-TERM OBLIGATIONS

        Long-term obligations consist of the following at December 31:

	2001	2000
	(In Thousands)
Bonds payable to State Industrial Development Authority of Alabama, interest due monthly, principal due annually through 2008, variable rate interest, supported by a letter of credit for $2.4 million with a bank	$2,355	$2,625
Note payable to Molecular Biology Resources with interest at 6.0%, paid in full June 2001	—	660
Deferred compensation	1,455	1,695
Capital leases	13	2,566

	3,823	7,546
Less current maturities	(293)	(843)

	$3,530	$6,703

        The bonds payable represent Variable Rate Industrial Development Revenue Bonds issued for the benefit of Research Genetics. Improvements and equipment acquired with the bond proceeds become the property of the Industrial Development Board of the City of Huntsville, Alabama ("the Board"). The Company has entered into a lease arrangement with the Board whereby the property is leased for one dollar per year through January 1, 2008. The Company has an option to purchase the property from the Board for one hundred dollars.

        Maturities of the bonds payable and future minimum lease commitments for the capital leases listed above at December 31, 2001 are as follows:

(In Thousands)
Years Ending December 31,
2002	$293
2003	295
2004	310
2005	325
2006	345
Thereafter	800

$2,368

8.    COMMITMENTS AND CONTINGENCIES

Operating Leases

        The Company leases certain equipment and its office and manufacturing facilities under operating leases which expire through December 2013. Certain rental commitments provide for specific escalating rental payments and certain commitments have renewal options extending through the year 2021. Rent expense under all operating leases was $13.5 million, $4.7 million and $1.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

        Future minimum lease commitments for operating leases at December 31, 2001 are as follows:

(In Thousands)
Years Ending December 31,
2002	$10,101
2003	5,814
2004	4,354
2005	3,770
2006	3,590
Thereafter	8,794

$36,423

Licensing and Purchasing Agreements

        The Company develops, manufactures and sells certain products under several licensing and purchasing agreements. The licensing agreements require royalty payments based upon various percentages of sales or profits from the products. Terms of the licensing agreements generally range from the remaining life of the patent up to twenty years and initial costs are amortized over periods from seven to ten years, not to exceed their terms, using the straight-line method. Total royalties paid under these agreements were $24.1 million, $6.8 million and $1.2 million for the years ended December 31, 2001, 2000 and 1999, respectively. The Company also has purchase agreements, which expire on various dates through 2007, under which is it is obligated to purchase a minimum amount of raw materials each year through the expiration of the contracts (see Note 4).    Payments under these contracts totaled $6.4 million in 2001, $1.2 million in 2000 and $0 in 1999.

        To maintain exclusivity, certain of the licensing agreements require guaranteed minimum annual royalty payments. Future minimum guaranteed royalties and unconditional purchase obligations at December 31, 2001 are as follows:

(In Thousands)
Years Ending December 31,
2002	$9,012
2003	8,445
2004	7,851
2005	7,926
2006	7,956
Thereafter	3,820

$45,010

Letters of Credit

        The Company had outstanding letters of credit at December 31, 2001, totaling $7.4 million to support liabilities associated with the Company's self-insurance programs, which are reflected in other current liabilities and long-term deferred credits and reserves in the consolidated balance sheets at December 31, 2001.

Environmental Liabilities

        The Company assumed certain environmental exposures as a result of the merger with Dexter. The Company recorded reserves to cover estimated environmental costs. The environmental reserves, which are not discounted, were $7.9 million at December 31, 2001 and included current reserves of

$0.5 million, which are estimated to be paid in 2002, and long-term reserves of $7.4 million. In addition, the Company purchased an insurance policy in 2001 for coverage of these assumed environmental exposures. Based upon currently available information, the Company believes that it has adequately provided for these environmental exposures and that the outcome of these matters will not have a material adverse effect upon the consolidated financial position, results of operations or cash flows of the Company in the future.

Litigation

        In September 1999, Life Technologies, Inc., which has now been merged into Invitrogen, submitted a report in connection with a voluntary disclosure to the Department of Veterans Affairs ("VA") regarding matters involving the management of Life Technologies' Federal Supply Schedule contract with the VA that had been in effect since April 1992. As part of the disclosure, Life Technologies offered to provide a refund to the government in the amount of $3.9 million. Life Technologies expensed this amount in September 1999. Life Technologies made a cash payment of $1.1 million to the VA and the Company assumed an accrued liability of $2.8 million at September 14, 2000. In July 2001 the VA Office of Inspector General advised the Company of its position that an additional refund of $10.8 million should be paid by the Company to the government. The Company has reiterated its position to the Office of Inspector General and requested that the dispute be resolved through the standard contract dispute resolution mechanisms of the VA. The government informed the Company on February 25, 2002, that the VA had referred the matter to the Civil Division of the Department of Justice, and we are in the process of arranging an initial meeting with them regarding the matter. There can be no assurance that the Company will prevail in contesting the government's determination. The Company has adjusted its accrued liability to reflect the full amount claimed by the VA, which has been recorded as an adjustment to goodwill and included in intangible assets in the accompanying consolidated balance sheets.

        Apart from the matters above, the Company is subject to other potential liabilities under government regulations and various claims and legal actions which are pending or may be asserted. These matters have arisen in the ordinary course and conduct of the Company's business, as well as through acquisitions, and some are expected to be covered, at least partly, by insurance. Estimated amounts for claims that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters which are pending or may be asserted could be decided unfavorably to the Company. Although the amount of liability at December 31, 2001, with respect to these matters cannot be ascertained, the Company believes that any resulting liability should not materially affect the Company's consolidated financial statements.

9.    INCOME TAXES

        The differences between the U.S. federal statutory tax rate and the Company's effective tax rate are as follows for the years ended December 31:

	2001	2000	1999
Statutory U.S. federal income tax rate	35.0%	35.0%	34.0%
State income tax	(0.1)	0.5	2.9
Non-U.S. tax rate differences	(0.4)	(0.7)	—
Repatriation of foreign earnings, net of related benefits	0.6	(0.1)	—
Non-deductible expenses	(44.6)	(36.4)	1.1
Other, including tax credits	2.7	2.6	(3.9)

Effective income tax rate	(6.8)%	0.9%	34.1%

        Pretax income (loss) summarized by region for the years ended December 31 is as follows:

	2001	2000	1999
	(In Thousands)
United States	$(184,860)	$(59,727)	$11,224
Foreign	47,579	5,191	2,791

	$(137,281)	$(54,536)	$14,015

        The income tax provision (benefit) consists of the following for the years ended December 31:

	2001	2000	1999
	(In Thousands)
Current:
Federal	$18,561	$20,872	$5,183
State	293	(458)	1,103
Foreign	16,435	5,758	1,015

Total current provision	35,289	26,172	7,301

Deferred:
Federal	(21,654)	(18,794)	(2,165)
State	(5,080)	(4,326)	(357)
Foreign	783	(3,566)	—

Total deferred provision	(25,951)	(26,686)	(2,522)

Total provision (benefit)	$9,338	$(514)	$4,779

        Significant components of the Company's deferred tax assets and liabilities are comprised of the following at December 31:

	2001	2000
	(In Thousands)
Deferred tax assets:
Tax loss and other carryforwards	$15,442	$20,269
Inventory adjustments	7,903	5,769
Accruals and reserves	6,363	2,530
Postretirement obligations	4,429	1,349
Fixed assets	1,406	—
Other	1,230	460

Total deferred tax assets	36,773	30,377

Deferred tax liabilities:
Fixed assets	—	(7,592)
Intangibles	(169,299)	(224,347)

Total deferred tax liabilities	(169,299)	(231,939)

Net deferred tax liabilities	$(132,526)	$(201,562)

        At December 31, 2001, the Company had tax loss and credit carryforwards of $21.8 million. These carryforwards expire primarily in 2020.

        The tax benefit associated with employee stock plans reduced taxes payable by $20.7 million, $28.3 million and $6.2 million for 2001, 2000 and 1999, respectively. This benefit has been reflected as additional paid-in-capital in the accompanying consolidated statements of stockholders' equity.

        U.S. and international withholding taxes have not been provided on $130.5 million of undistributed earnings of foreign subsidiaries at December 31, 2001. The Company remits only those earnings that are considered to be in excess of the reasonably anticipated working capital needs of the foreign subsidiaries, with the balance considered to be permanently reinvested in the operations of such subsidiaries. It is impractical to estimate the total tax liability, if any, until such distribution is made.

10.  REDEEMABLE COMMON STOCK OF INVITROGEN B.V.

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

11.  PREFERRED STOCK AND PREFERRED STOCK PURCHASE RIGHTS PLAN

Authorized Shares

        The Company has authorized 6,405,884 shares of preferred stock of which no shares were outstanding at December 31, 2001 and 2000, designated as follows:

Shares
Series A Cumulative Convertible Redeemable Preferred Stock	2,202,942
Series A Redeemable Preferred Stock	2,202,942
Series B Preferred Stock	1,000,000
Undesignated preferred stock	1,000,000

6,405,884

        The Series A Cumulative Convertible Redeemable Preferred Stock ("Convertible Preferred Stock") accrues dividends at a rate of 6% per annum and has a liquidation preference of $6.8091 per share plus accrued and unpaid dividends. Additionally, the Convertible Preferred Stock entitles the holder thereof to elect one director of the Company and vote on certain other significant transactions, voting together as one separate class. The Convertible Preferred Stock may be voluntarily converted upon the election of holders of not less than 66.67% of the voting power of this stock. The rate at which the Convertible Preferred Stock converts to common stock is automatically adjusted in the event of most future issuances of equity securities by the Company below the original purchase price of the Convertible Preferred Stock. After June 18, 2003, any holders of the Convertible Preferred Stock have the right to require the Company to redeem their shares for the original purchase price plus accrued dividends. There were no shares of Convertible Preferred Stock outstanding at December 31, 2001 and 2000.

        The Series A Redeemable Preferred Stock ("RPS") accrues dividends at 3% per annum and entitles the holder thereof to one vote per outstanding share in the election of one director of the Company, voting together as a separate class. The RPS is redeemable upon the occurrence of a qualified public offering or sale or other qualified event. Upon liquidation, the RPS is entitled to be paid out of the assets of the Company at the redeemable base liquidation amount (original issue price of $6.8091 per share plus accrued dividends) per share determined at the measurement date. There were no shares of RPS outstanding at December 31, 2001 and 2000.

Conversion and Redemption

        In February 1999, upon the closing of the Company's initial public offering (see Note 13), 2.2 million outstanding shares of Convertible Preferred Stock were automatically converted into 2.2 million shares of common stock and 2.2 million shares of RPS. At the closing of the initial public offering, the RPS was redeemed for $14.0 million and accumulated dividends on the Convertible Preferred Stock of $1.5 million were paid. Upon determination of the final redemption price of $14.0 million at the time of the initial public offering, a credit to equity of $1.0 million was recorded as an adjustment to the original $15.0 million charge recognized in 1997 as a beneficial conversion feature through a charge to equity upon issuance. The $1.0 million credit to equity is reported as an adjustment to income available to common stockholders in the accompanying consolidated statements of operations for the year ended December 31, 1999.

Preferred Stock Purchase Rights Plan

        On February 27, 2001, the Board of Directors of Invitrogen adopted a Preferred Stock Purchase Rights Plan. Under this plan, stockholders received one "right" to purchase one one-hundredth of a share of Series B Preferred Stock for each outstanding share of common stock held of record at the close of business on March 30, 2001. The rights, which will initially trade with the common stock, become exercisable to purchase one one-hundredth of a share of Series B Preferred Stock, at $250.00 per right, when a person acquires 15% or more of Invitrogen's common stock or announces a tender offer which could result in such person owning 15% or more of the common stock. Each one one-hundredth of a share of Series B Preferred Stock has terms designed to make it substantially the economic equivalent of one share of common stock. Prior to a person acquiring 15%, the rights can be redeemed for $0.001 each by action of the Board of Directors. Under certain circumstances, if a person acquires 15% or more of the common stock, the rights permit Invitrogen stockholders other than the acquiror to purchase Invitrogen common stock having a market value of twice the exercise price of the rights, in lieu of the Series B Preferred Stock. In addition, in the event of certain business combinations, the rights permit purchase of the common stock of an acquiror at a 50% discount. Rights held by the acquiror will become null and void in both cases. The rights expire on April 1, 2011. The rights distribution will not be taxable to stockholders.

12.  COMMON STOCK, INITIAL PUBLIC OFFERING AND SECONDARY STOCK OFFERING

Authorized Shares

        In September 2000, the Company's stockholders approved an additional increase in authorized shares of common stock from 50 million to 125 million.

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

13.  EMPLOYEE BENEFIT PLANS

401(k) Profit Sharing Plans

        The Company has a 401(k) profit sharing plan that allows each eligible employee to voluntarily make pre-tax deferred salary contributions subject to regulatory and plan limitations. The Company may make matching contributions in amounts as determined by the Board of Directors. The Company made matching contributions of $468,000, $326,000 and $313,000, during the years ended December 31, 2001, 2000 and 1999, respectively. Effective December 31, 2001, or as soon as administratively practicable, the Company's 401(k) plan will merge with all other 401(k) plans held by the Company. The merged plan will be renamed the Invitrogen 401(k) Savings and Investment Plan.

        The Company has a 401(k) profit sharing plan that covered all Research Genetics employees. This plan was terminated on June 30, 2000. The Company has received the Internal Revenue Service ("IRS") Determination Letter dated August 1, 2001 and intends to distribute the assets to the participants or roll those assets into the new Invitrogen 401(k) Savings and Investment Plan or other qualified retirement plans as designated by the participants in February 2002. Matching contributions for the years ended December 31, 2001, 2000 and 1999, were $0, $177,000 and $91,000, respectively.

        The Company's 401(k) plan for its Life Technologies employees allows employees to contribute, on a tax-deferred basis, up to 15% of their annual base compensation subject to certain regulatory and plan limitations. The Company matches one half of the employee's 401(k) deferral up to a maximum Company match of 3% of annual base compensation. The Company made matching contributions of $1.3 million during the year ended December 31, 2001 and $0.5 million from the date of the merger, September 14, 2000 through December 31, 2000. Effective as of December 31, 2001, or as soon as administratively practicable, this Plan will be merged with the Invitrogen 401(k) Savings and Investment Plan.

        The Company also has a 401(k)/ESOP plan covering all NOVEX employees. The 401(k)/ESOP plan was terminated on December 31, 1999. The Company received the IRS Determination Letter dated January 9, 2001, and in May 2001 began to distribute the assets to the participants or roll those assets into other qualified retirement plans as designated by the participants. Beginning in February 2002, any remaining participant account balances were transferred into the Invitrogen 401(k) Savings and Investment Plan. Company contributions to the plan for the year ended December 31, 1999, were $117,000. No contributions were made in 2000 or 2001. Effective as of December 31, 2001, or as soon as administratively practicable, the assets and liabilities of the Novex 401(k)/ESOP plan will be transferred to the Invitrogen 401(k) Savings and Investment Plan.

Pension Plans

        In conjunction with the merger with both Life Technologies and Dexter on September 14, 2000, the Company assumed liability for the pension and retirement plans for those two companies. The discussion and information below is for the periods subsequent to the merger.

        The Company has a qualified pension plan ("defined benefit") for substantially all United States Life Technologies employees. The Company's policy is to deposit with an independent trustee amounts as are necessary on an actuarial basis to provide for benefits in accordance with the requirements of the Employee Retirement Income Security Act and any other applicable Federal laws and regulations. The U.S. pension plan provides benefits that are generally based upon a percentage of the employee's highest average compensation in any consecutive five-year period in the ten years before retirement. The Company froze this plan effective December 31, 2001. The Company will continue to administer the plan but benefits will no longer accrue.

        The Company also sponsors nonqualified supplementary retirement plans for certain senior management of Life Technologies and Dexter. The Company has life insurance policies on the lives of participants designed to provide sufficient funds to recover all costs of the plans. In addition to the above plans, the Company sponsors nonqualified executive supplemental plans for certain former Dexter and Life Technologies senior managers that provide for a target benefit based upon a percentage of the average annual compensation during the highest five consecutive years of the last ten years before retirement, which benefit is then offset by other work related benefits payable to the participant. The Life Technologies plan is unfunded and funding for the Dexter plan is provided for through a Rabbi Trust.

        The Company also administers the Dexter Postretirement Health and Benefit Program which provides benefits to certain participants who were employees of Dexter prior to the sale of their businesses and prior to the Company's merger with Dexter, who are not employees of the Company.

        The retirement benefits for most employees of non-U.S. operations are generally provided by government sponsored or insured programs and, in certain countries, by defined benefit plans. The Company has defined benefit plans for United Kingdom ("U.K.") and Japan employees. The Company's policy with respect to its U.K. pension plan is to fund amounts as are necessary on an actuarial basis to provide for benefits under the pension plan in accordance with local laws and income tax regulations. The U.K. pension plan provides benefits based upon the employee's highest average base compensation over three consecutive years. The Japan pension plan provides benefits based upon the employee's average base compensation and is an unfunded plan.

        The funded status of the Company's pension plans and amounts recognized at December 31, 2001 and 2000 were as follows:

	Domestic Plans		Foreign Plans
	2001	2000	2001	2000
	(In Thousands)
Change in Benefit Obligation:
Benefit obligation at September 14, 2000	$—	$41,311	$—	$14,237
Benefit obligation at beginning of year	46,178	—	13,166	—
Service cost	2,494	715	1,109	235
Interest cost	3,214	880	735	234
Plan participants' contributions	60	1	255	61
Actuarial loss	4,880	3,648	980	62
Curtailment	(12,967)	—	—	—
Benefits paid	(1,757)	(337)	(96)	(33)
Settlements	(44)	(5)	—	(2,216)
Expenses paid	(137)	(35)	(26)	—
Foreign currency exchange rate changes	—	—	(413)	586

Benefit obligation at end of year	41,921	46,178	15,710	13,166

Change in Plan Assets:
Fair value of plan assets at September 14, 2000	—	64,419	—	10,794
Fair value of plan assets at beginning of year	58,915	—	9,670	—
Actual return on plan assets	(8,640)	(5,317)	867	390
Employer contribution	2,346	189	960	179
Plan participants' contributions	60	1	255	61
Benefits paid	(1,757)	(337)	(96)	(33)
Settlements	(44)	(5)	—	(2,216)
Expenses paid	(137)	(35)	(26)	—
Foreign currency exchange rate changes	—	—	(237)	495

Fair value of plan assets at end of year	50,743	58,915	11,393	9,670

Funded status	8,822	12,737	(4,317)	(3,496)
Unrecognized actuarial (gain) loss	16,400	10,755	748	(108)

Net amount recognized	$25,222	$23,492	$(3,569)	$(3,604)

Amounts Recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$34,239	$33,587	$—	$—
Accrued benefit liability	(14,301)	(10,360)	(3,569)	(3,604)
Intangible asset	—	251	—	—
Accumulated other comprehensive loss	5,284	14	—	—

Net amount recognized	$25,222	$23,492	$(3,569)	$(3,604)

        The weighted average assumptions used in accounting for the pension plans for the year ended December 31, 2001 and for the period September 14, 2000 to December 31, 2000 are as follows:

	Domestic Plans		Foreign Plans
	2001	2000	2001	2000
Discount rate	6.75%	7.50%	2.00%-6.00%	2.00%-6.50%
Expected return on plan assets	9.00%	9.53%	2.00%-8.00%	2.00%-8.00%
Rate of compensation increase	5.00%	5.00%	4.00%-5.00%	4.00%-5.00%

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

        The components of net periodic pension cost for the Company's pension plans the for the year ended December 31, 2001 and for the period September 14, 2000 to December 31, 2000 are as follows:

	Domestic Plans		Foreign Plans
	2001	2000	2001	2000
	(In Thousands)
Service cost	$2,494	$715	$1,109	$235
Interest cost	3,215	879	735	235
Expected return on plan assets	(5,259)	(1,788)	(753)	(225)
Amortization of actuarial loss	166	—	—	—

Net periodic pension cost (income)	$616	$(194)	$1,091	$245

        The Dexter Postretirement Health and Benefit plan is a frozen plan with plan assets in excess of benefit obligations. Net periodic pension income for the plan was $2.5 million and $0.9 million for the years ended December 31, 2001 and 2000, respectively. Net periodic pension income for this plan is included in other income, net, in the consolidated statements of operations.

        The projected benefit obligations, accumulated benefit obligations and fair values of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2001 and 2000 were as follows:

	Domestic Plans		Foreign Plans
	2001	2000	2001	2000
	(In Thousands)
Projected benefit obligation	$38,614	$10,752	$924	$754
Accumulated benefit obligation	$38,252	$10,424	$487	$411
Fair value of plan assets	$23,950	$—	$—	$—

14.  EMPLOYEE STOCK PLANS

Employee Stock Purchase Plan

        The Company has a qualified employee stock purchase plan whereby eligible employees may elect to withhold up to 15% of their compensation to purchase shares of the Company's stock on a quarterly basis at a discounted price equal to 85% of the lower of the employee's offering price or the closing price of the stock on the date of purchase. During the years ended December 31, 2001, 2000 and 1999 employees purchased 112,013, 114,256 and 34,191 shares at an average price of $37.85, $16.62 and

$12.86 per share, respectively. As of December 31, 2001 there were 289,540 shares of the Company's common stock reserved for future issuance under the plan.

Restricted Stock Awards

        As a result of the merger with Dexter, the Company assumed liability for certain restricted stock and cash awards previously issued by Dexter to employees of Dexter and Life Technologies. Vesting of the restricted stock awards, in general, occurred on September 14, 2001 or upon the Company's elimination of the employee's position, whichever was earlier. Compensation cost was recognized for the fair value of the restricted stock awarded and, under variable plan accounting treatment, the awards were marked-to-market at the end of each reporting period and amortized over the remaining vesting period. For the years ended December 31, 2001 and 2000 the Company recognized $1.0 million and $0.9 million, respectively in stock and cash based compensation related to these awards.

Employee Stock Option Plans

        The Company has eight stock option plans: the 1995, 1997 and 2000 Invitrogen Corporation Stock Option Plans, the 1996 and 1998 NOVEX Stock Option/Stock Issuance Plans, the Life Technologies 1995 and 1997 Long-Term Incentive Plans and the 1996 Non-Employee Directors' Stock Option Plan. Under these plans, incentive stock options and non-qualified stock options are granted to eligible employees and directors to purchase shares of the Company's common stock at an exercise price equal to no less than the estimated fair market value of such stock as determined by the Board of Directors on the date of grant. The Company recognizes as compensation expense any difference between the exercise price and the fair market value of the common stock on the date of grant based on subsequent valuations of the stock as well as the excess of intrinsic value over the exercise price of unvested stock options assumed in the Life Technologies purchase business combination. Stock based compensation expense is deferred and recognized over the vesting period of the stock option. During the years ended December 31, 2001, 2000 and 1999 the Company recognized $1.2 million, $1.1 million and $0.3 million, respectively, in stock option based compensation expense and at December 31, 2001 there was $0.2 million remaining in unamortized deferred compensation expense.

        All except the 1997 and 2000 option plans have been frozen and grants will no longer be made from the frozen plans. The Company may issue up to 6.5 million shares of stock under these plans, of which 4.9 million are granted and outstanding options and 1.6 million are available for future grants at December 31, 2001. Options generally vest over a period of time ranging up to five years, are exercisable in whole or in installments, and expire ten years from the date of grant.

        A summary of the status of the Company's stock option plans at December 31, 1999, 2000 and 2001 and changes during the periods then ended is presented in the tables below:

	Options	Weighted Average Exercise Price
	(In Thousands, Except Per Share Data)
Outstanding at December 31, 1998	3,620	$4.12
Granted	1,155	$25.69
Exercised	(953)	$2.75
Canceled	(391)	$15.89

Outstanding at December 31, 1999	3,431	$10.40
Life Technologies options assumed	882	$34.62
Granted	4,029	$61.24
Exercised	(1,930)	$13.25
Canceled	(751)	$30.36

Outstanding at December 31, 2000	5,661	$46.72
Granted	1,740	$68.59
Exercised	(939)	$27.72
Canceled	(1,528)	$53.59

Outstanding at December 31, 2001	4,934	$55.93

        At December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.84-$8.63	349	5.8	$4.95	179	$3.97
$12.00-$29.75	434	7.4	$24.26	195	$22.96
$31.88-$49.86	154	6.9	$38.03	97	$36.60
$50.00-$59.88	1,467	8.1	$55.98	349	$55.79
$60.00-$69.13	1,201	8.6	$66.87	335	$67.96
$70.00-$95.75	1,329	9.0	$71.78	413	$72.48

$0.84-$95.75	4,934	8.2	$55.93	1,568	$51.59

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

	2001	2000	1999
	(In Thousands, Except Per Share Data)
Net income (loss) applicable to common shares:
As reported	$(147,666)	$(54,326)	$9,984
Pro forma	(178,000)	(72,822)	7,722
Basic earnings (loss) per share:
As reported	$(2.81)	$(1.80)	$0.52
Pro forma	(3.39)	(2.41)	0.40
Diluted earnings (loss) per share:
As reported	$(2.81)	$(1.80)	$0.46
Pro forma	(3.39)	(2.41)	0.35

        The fair value of each option grant and purchase right is estimated on the date of grant using the present value pricing method as described in SFAS No. 123. The underlying assumptions used to estimate the fair values of options and purchase rights granted during the years ended December 31 are as follows:

	2001	2000	1999
Weighted average risk free interest rate for options	4.56%	6.16%	5.55%
Weighted average risk free interest rate for purchase rights	4.43%	5.50%	5.01%
Expected option life	4.9 yrs	4.9 yrs	5.4 yrs
Expected purchase right life	1.2 yrs	1.2 yrs	1.2 yrs
Expected stock price volatility	81%	89%	45%
Expected dividend yield	—	—	—
Weighted average fair value of options granted	$46.26	$44.18	$12.47
Weighted average fair value of purchase rights granted	$27.19	$18.03	$6.22

15.  SUPPLEMENTAL CASH FLOW INFORMATION

        Supplemental disclosure of cash flow information for the years ended December 31, 2001, 2000 and 1999 is as follows:

	2001	2000	1999
	(In Thousands)
Cash paid for interest	$9,798	$8,257	$644

Cash paid for income taxes	$28,717	$114,533	$3,659

Noncash Investing and Financing Activities:
Stock issued for business combinations	$—	$1,633,217	$—

Stock issued for merger costs	$—	$2,208	$—

Conversion of Convertible Redeemable Preferred Stock into Redeemable Preferred Stock	$—	$—	$14,015

Conversion of Redeemable Preferred Stock into Common Stock	$—	$—	$751

Property acquired with debt	$—	$—	$3,500

Note issued for patent rights	$—	$—	$1,000

Preferred dividends declared	$—	$—	$163

Contribution of common stock to ESOP	$—	$—	$100

Accretion of redemption value for redeemable common stock	$—	$—	$74

Detail of Purchase Business Combinations:
Fair value of shares issued in exchange	$—	$1,633,217	$—
Fair value of net assets acquired, other than cash	(7,347)	(1,406,823)	—
Release of escrow proceeds from Dexter business sold prior to merger	10,325	—	—

Net cash acquired from business combinations	$2,978	$226,394	$—

16.  QUARTERLY FINANCIAL DATA (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In Thousands, Except Per Share Data)
2001
Revenues	$160,702	$159,327	$156,005	$153,256	$629,290
Gross margin	84,844	87,148	87,623	83,973	343,588
Net loss	(39,565)	(35,098)	(37,421)	(35,582)	(147,666)
Basic and diluted loss per common share:	$(0.76)	$(0.67)	$(0.71)	$(0.67)	$(2.81)
2000(1)
Revenues	$27,291	$27,692	$47,989	$143,223	$246,195
Gross margin	18,167	18,823	24,137	60,371	121,498
Net income (loss)	(1,867)	4,826	(5,612)	(51,673)	(54,326)
Earnings (loss) per common share:
Basic	$(0.08)	$0.20	$(0.24)	$(1.03)	$(1.80)
Diluted	$(0.08)	$0.19	$(0.24)	$(1.03)	$(1.80)
1999
Revenues	$21,605	$23,638	$23,807	$23,895	$92,945
Gross margin	13,423	15,306	14,990	16,219	59,938
Net income	1,747	2,524	401	4,564	9,236
Net income applicable to common shares	2,513 (2)	2,506	401	4,564	9,984 (2)
Earnings per common share:
Basic	$0.15	$0.13	$0.02	$0.21	$0.52
Diluted	$0.13	$0.11	$0.02	$0.19	$0.46

(1)
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

        Lyle C. Turner (age 48), a founder of Invitrogen, has served as President, Chief Executive Officer and Chairman of the Board of Directors since February 1988. Previously, Mr. Turner served as Director of Sales and Marketing at Stratagene, a life science research company, from January 1987 through February 1988, and as Technical Sales Specialist at Boehringer Mannheim Biochemicals, a research supply company, from June 1985 to January 1987. Mr. Turner received his B.A. in Chemistry from the University of California, San Diego.

        James R. Glynn (age 55) has served as Executive Vice President and Chief Financial Officer and Director of Invitrogen since June 1998 and previously served as a Director in 1995. From July 1995 to May 1997, Mr. Glynn served as Senior Vice President and Chief Financial Officer and from May 1997 to July 1998, as Chief Operating Officer, Chief Financial Officer and Director of Matrix Pharmaceutical, Inc., a company focusing on the treatment of cancer. Mr. Glynn received his B.B.A. in Accounting from Cleveland State University.

        John D. Thompson (age 53) has worked with Invitrogen since the merger of Dexter Corporation into Invitrogen in September 2000 and was appointed Vice President, Corporate Development in November 2000. From January 1995 to September 2000, Mr. Thompson was the Senior Vice President, Strategic and Business Development for Dexter. Mr. Thompson received his B.B.A. in Accounting from Cleveland State University.

        Timothy E. Pierce (age 60) was appointed General Manager and Vice President, Asia Pacific, of Invitrogen in November 2000. Prior to the merger of Life Technologies into Invitrogen he served as General Manager and Vice President, Asia-Pacific, of Life Technologies, Inc. from 1990 to 2000. Mr. Pierce received a B.A. from Kenyon College in 1963 and a Ph.D. from the University of Rochester in 1968.

        Daryl J. Faulkner (age 53) was appointed General Manager and Vice President, Europe, of Invitrogen in November 2000. Prior to the merger of Life Technologies into Invitrogen he served as General Manager and Vice President, Europe, of Life Technologies, Inc. from 1998 to 2000. Prior to that Mr. Faulkner was Plant Manager, Critical Care Division for Abbot Laboratories in Salt Lake City. Mr. Faulkner received a B.S. in Industrial Relations from the University of North Carolina, Chapel Hill in 1971 and an M.A. in Business Management from Webster University in 1983.

        John A. Cottingham.    (age 47) became Vice President, General Counsel and Secretary of Invitrogen in November 2000. He served as Vice President and General Counsel of Life Technologies from May 2000 until the merger with Invitrogen in September 2000. From January 1996 until May 2000, Mr. Cottingham was the General Counsel and Assistant Secretary of Life Technologies. Prior to joining Life Technologies, he had been an international corporate attorney with the Washington, D.C. office of Fulbright and Jaworski L.L.P. for seven years. Mr. Cottingham received his B.A. in Political Science from Furman University, his J.D. from University of South Carolina and his LL.M. in Securities Regulation from Georgetown University.

        Victor N. Nole, Jr.    (age 44) has served as President of Invitrogen's Cell Culture business since November 2000. From July 2000 to November 2000, he was the Director, Global Materials Management for Life Technologies and Invitrogen (following the merger). From September 1992 to July 2000, Mr. Nole was the Director, Manufacturing of Life Technologies. Mr. Nole received his B.S. in Biology from the University at Buffalo and his M.B.A. from Canisius College.

        L. James Runchey (age 45) joined Invitrogen in August 2001 as Vice President of Human Resources. From November 1996 to September 2000, Mr. Runchey served as Vice President for ALARIS Medical Systems. From May 1995 to November 1996, Mr. Runchey served as Vice President, Human Resources for IVAC Corporation. Mr. Runchey received his B.S. in Business Administration from San Diego State University.

        C. Eric Winzer (age 45) was appointed Vice President, Finance, of Invitrogen in November 2000. Prior to the merger of Life Technologies into Invitrogen he served as Vice President, Finance and Chief Financial Officer, Secretary and Treasurer of Life Technologies from May 4, 1999 to September 14, 2000. Prior thereto, he was the controller of Life Technologies since 1991 and held several other managerial positions with Life Technologies since 1986. Mr. Winzer received his B.A. in Economics and Business Administration from Western Maryland College and an M.B.A. from Mt. St. Mary's College.

ITEM 11.    Executive Compensation

        Information about executive compensation is incorporated by reference from our Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management

        Information about security ownership of certain beneficial owners and management is incorporated by reference from our Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 13.    Certain Relationships and Related Transactions

        Information about certain relationships and transactions with related parties is incorporated by reference from our Proxy Statement for the 2002 Annual Meeting of Stockholders.

PART IV

ITEM 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
1. Financial Statements

        The following consolidated financial statements of Invitrogen Corporation are included in Item 8.

        Financial Statements of Dexter Corporation and Life Technologies, Inc. for the years ended December 31, 1999 and 1998 are incorporated herein by reference to the Registrant's Current Report on Form 8-K (File No. 000-25317).

  2.
  Financial Statement Schedules: Schedule II—Valuation and Qualifying Accounts

  Financial statements and schedules other than those listed above are omitted for reason that they are not applicable, are not required, or the information is included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

  3.
  List of exhibits filed with this Annual Report on Form 10-K: For a list of exhibits filed with this Form 10-K, refer to the exhibit index beginning on page 64.

(b)
Reports on Form 8-K.

Current report on Form 8-K dated as of December 17, 2001 regarding the Company's issuance of 2 1/4% Convertible Subordinated Notes Due 2006, with a principal amount of $500,000,000.

(c)
Exhibits: For a list of exhibits filed with this annual report, refer to the exhibit index beginning on page

(d)
Financial Statement Schedules: Schedule II—Valuation and Qualifying Accounts

Schedule II—Valuation and Qualifying Accounts
For the Years Ended December 31, 2001, 2000 and 1999

	Balance at Beginning of Period	Net Additions Charged to Expense	Additions Acquired in Business Combinations	Deductions(1)	Foreign Currency Effect on Translation	Balance at End of Period
	(In Thousands)
Allowance for Doubtful Accounts
Year ended December 31, 2001	$5,535	$749	$410	$(989)	$(424)	$5,281
Year ended December 31, 2000	835	593	4,680	(688)	115	5,535
Year ended December 31, 1999	617	264	—	(46)	—	835
Accrued Merger and Restructuring Related Costs
Year ended December 31, 2001	$14,803	$10,540	$38,325	$(46,369)	$—	$17,299
Year ended December 31, 2000	1,678	8,027	1,849,543	(1,844,445)	—	14,803
Year ended December 31, 1999	—	2,075	—	(397)	—	1,678
Accrued Claims and Assessments
Year ended December 31, 2001	$7,964	$—	$10,056	$(1,659)	$—	$16,361
Year ended December 31, 2000	—	—	8,957	(993)	—	7,964
Year ended December 31, 1999	—	—	—	—	—	—
Insurance, Environmental and Divestiture Reserves
Year ended December 31, 2001	$11,457	$1,420	$—	$(3,217)	$—	$9,660
Year ended December 31, 2000	—	924	11,546	(1,013)	—	11,457
Year ended December 31, 1999	—	—	—	—	—	—

(1)
Deductions for Allowance for Doubtful Accounts are for accounts written-off. Deductions for all other accounts are for amounts paid in cash, except for $1.9 million and $1.6 billion in accrued merger costs in 2001 and 2000, respectively, that represents common shares of the Company tendered to selling shareholders and $15.0 million in accrued merger costs in 2001 for the write-off of fixed assets.

        Insurance and environmental liabilities are classified as follows at December 31:

	2001	2000
	(In Thousands)
Current portion	$1,425	$2,831
Long-term portion	8,235	8,626

Total included above	$9,660	$11,457

        Reconcilations of Net Additions Charged to Expense reported above to merger costs reported in the consolidated statements of operations are as follows:

	2001	2000	2000
	(In Thousands)
Accrued merger and restructuring related costs	$10,540	$8,027	$2,075
Non-cash merger related costs:
Duplicate prepaid and fixed assets	781	182	1,820
Common shares tendered for finder's fees (see Note 2)	—	2,208	—

Total merger costs	$11,321	$10,417	$3,895

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVITROGEN CORPORATION
Date: March 6, 2002	By:	/s/ JAMES R. GLYNN James R. Glynn Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

        Pursuant to the requirements of the Securities Act, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ LYLE C. TURNER Lyle C. Turner	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 6, 2002
/s/ JAMES R. GLYNN James R. Glynn	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	March 6, 2002
/s/ C. ERIC WINZER C. Eric Winzer	Vice President, Finance (Principal Accounting Officer)	March 6, 2002
/s/ BALAKRISHNAN S. IYER Balakrishnan S. Iyer	Director	March , 2002
William J. Mercer	Director	March , 2002
/s/ THOMAS H. ADAMS, PH.D. Thomas H. Adams, Ph.D.	Director	March 8, 2002
/s/ DAVID E. MCCARTY David E. McCarty	Director	March 8, 2002

Bradley G. Lorimier	Director	March , 2002
Donald W. Grimm	Director	March , 2002
/s/ RAYMOND V. DITTAMORE Raymond V. Dittamore	Director	March 6, 2002
Jay M. Short, Ph.D.	Director	March , 2002

INDEX TO EXHIBITS

        (We have included in the list below all of the Material Contracts that we have filed to date. We have numbered the Material Contracts sequentially and will continue to number future Material Contracts sequentially for ease of reference.)

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger, by and between Invitrogen and Life Technologies, Inc., dated July 7, 2000.(1)
2.2	Agreement and Plan of Merger, by and between Invitrogen and Dexter Corporation, dated July 7, 2000.(1)
3.1	Restated Certificate of Incorporation of Invitrogen, as amended.(2)
3.2	Amended and Restated Bylaws of Invitrogen.(3)
3.3	Certificate of Correction to the Restated Certificate of Incorporation of Invitrogen, dated February 21, 2001.(4)
3.4	Certificate of Designation, Preferences and Rights of the Terms of the Series B Preferred Stock, dated March 27, 2001.(4)
4.1	Specimen Common Stock Certificate.(5)
4.2
5 1/2% Convertible Subordinated Notes Due 2007, Registration Rights Agreement, by and among Invitrogen, and Donaldson, Lufkin & Jenrette Securities Corporation et al., as Initial Purchasers, dated March 1, 2000.(6)
4.3	Indenture, by and between Invitrogen and State Street Bank and Trust Company of California, N.A, dated March 1, 2000.(6)
4.4	2 1/4% Convertible Subordinated Notes due 2006, Registration Rights Agreement, by and among Invitrogen and Credit Suisse First Boston Corporation et al., as Initial Purchasers, dated December 11, 2001.
4.5
Indenture, by and between Invitrogen and State Street Bank and Trust Company of California, N.A. and Table of Contents of Indenture, including Cross-Reference Table to the Trust Indenture Act of 1989, dated December 11, 2001.
10.1	License Agreement, by and between Molecular Chimerics Corporation and Invitrogen, dated May 10, 1990.(5)
10.2	Purchase Agreement, by and between Cayla and Invitrogen, as amended, effective as of July 1, 1994.(5)
10.3	1995 Invitrogen Stock Option Plan.(5)
10.4	1996 Novel Experimental Technology Stock Option/Stock Issuance Plan.(5)
10.5	1997 Invitrogen Stock Option Plan, as amended, and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder.(7)
10.6	License Agreement, by and between Sloan-Kettering Institute for Cancer Research and Invitrogen, dated January 22, 1997.(5)
10.7	Change in Control Agreement, by and between C. Eric Winzer and Life Technologies, Inc., as assumed by Invitrogen, dated February 13, 1997.(2)

10.8	Novel Experimental Technology Employee Stock Ownership Plan and Trust Agreement, as amended, effective as of April 1, 1997.(8)
10.9	Stock Purchase and Stockholders Agreement, by and among Invitrogen, Lyle C. Turner and Joseph Fernandez, dated June 20, 1997.(5)
10.10	Stock Purchase Agreement, by and among Invitrogen and MorphaGen, Inc., a Delaware Corporation, dated November 3, 1998.(5)
10.11	1998 Novel Experimental Technology Stock Option/Stock Issuance Plan.(9)
10.12	1998 Invitrogen Employee Stock Purchase Plan, as amended, and form of subscription agreement thereunder.(1)
10.13	Patent License Agreement, by and among F. Hoffmann-La Roche Ltd., Roche Molecular Systems, Inc. and Invitrogen, effective as of July 1, 1998.(5)
10.14	Assignment of Intellectual Property Conditional On Payment, by and between Molecular Biology Resources and Invitrogen, dated May 31, 1999.(10)
10.15	Agreement and Plan of Merger, by and among Invitrogen, INVO Merger Corporation and NOVEX, dated June 14, 1999.(10)
10.16	Lease, by and between CalWest Industrial Properties, LLC, a California limited liability company, and Invitrogen, dated as of May 31, 2001.
10.17	Lease, by and between Blackmore Signal Hill, a California Limited Partnership, and Invitrogen, dated October 7, 1999.(11)
10.18	Lease, by and between Blackmore Lot 99 Investment, a California Limited Partnership, and Invitrogen, dated December 20, 1999.(11)
10.19	Employment Agreement, by and between Invitrogen and Anthony F. Martin, Ph.D., dated January 1, 2000.(11)
10.20	Agreement and Plan of Merger, by and among Invitrogen, RG Merger Corporation and Research Genetics, Inc, dated February 1, 2000.(12)
10.21	5 1/2% Convertible Subordinated Note Due 2007.(11)
10.22	5 1/2% Convertible Subordinated Notes due 2007, Purchase Agreement, dated February 25, 2000.(11)
10.23	Employment Agreement, by and between Invitrogen and Lewis J. Shuster, dated February 16, 2000.(11)
10.24	Contract of Sale, by and between Invitrogen and Human Genome Sciences, Inc., dated March 7, 2001.(4)
10.25	Indemnification Agreement, by and between Invitrogen and Thomas H. Adams, Ph.D., dated September 14, 2000.(11)
10.26	2 1/4% Convertible Subordinated Notes due 2006.
10.27	2 1/4% Convertible Subordinated Notes due 2006, Purchase Agreement, dated December 11, 2001.
10.28	Description of Non-Employee Director Compensation Arrangements, adopted April 26, 2001.(2)

10.29	Change in Control Agreement, by and between Invitrogen and Lyle C. Turner, dated June 1, 2001.(13)
10.30	Change in Control Agreement, by and between Invitrogen and James R. Glynn, dated June 1, 2001.(13)
10.31	Change in Control Agreement, by and between Invitrogen and Victor N. Nole, Jr., dated June 1, 2001.(13)
10.32	Change in Control Agreement, by and between Invitrogen and John D. Thompson, dated June 1, 2001.(13)
10.33	Change in Control Agreement, by and between Invitrogen and Lewis J. Shuster, dated June 1, 2001.(13)
10.34	Rights Agreement, by and between Invitrogen and Fleet National Bank Rights Agent, dated February 27, 2001.(12)
10.35	2000 Nonstatutory Stock Option Plan, as amended and restated on July 19, 2001.(13)
10.36	Letter to Mr. Raymond Dittamore, regarding Non-Employee Director Compensation, dated November 5, 2001.(13)
10.37	Invitrogen 401(k), as amended and restated, effective as of January 1, 2002.
21.1	List of Subsidiaries.
23.1	Consent of Arthur Andersen LLP, Independent Public Accountants.

(1)
Incorporated by reference to the Registrant's Registration Statement on Form S-4 (File No. 333-43674).

(2)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2000 (File No. 000-25317).

(3)
The Amended and Restated Bylaws are incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-68665). A further amendment to the Bylaws adopted by a Resolution of the Board of Directors dated July 19, 2001 is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2001 (File No. 000-25317).

(4)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2001 (File No. 000-25317).

(5)
Incorporated by reference to Registrant's Registration Statement on Form S-1 (File No. 333-68665).

(6)
Incorporated by reference to the Registrant's Registration Statement on Form S-3 (File No. 333-37964).

(7)
The Fifth Amendment is filed herewith. The 1997 Stock Option Plan is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2001, (File No. 000-25317), and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder are incorporated by reference to the Registrant's Registration Statement on Form S-4 (File No. 333-43674).

(8)
Incorporated by reference to Registrant's Registration Statement on Form S-1A (File No. 333-87085).

(9)
Incorporated by reference to Registrant's Registration Statement on Form S-1 (File No. 333-87085).

(10)
Incorporated by Reference Registrant's Registration Statement on Form S-4 (File No. 333-82593).

(11)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 2000, (File No. 000-25317).

(12)
Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-25317).

(13)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2001 (File No. 000-25317).

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. Business
  ITEM 2. Properties
  ITEM 3. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
PART II
  ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters
  ITEM 6. Selected Financial Data
  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 8. Financial Statements and Supplementary Data
  ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  ITEM 10. Directors and Executive Officers of the Registrant
  ITEM 11. Executive Compensation
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management
  ITEM 13. Certain Relationships and Related Transactions
PART IV
SIGNATURES
INDEX TO EXHIBITS