Form 10-K405/A
period 2001-12-31
INVITROGEN CORP
filed 2002-04-05
CIK 1073431

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

(c)
Exhibits: For a list of exhibits filed with this annual report, refer to the exhibit index beginning on page 78

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

INVITROGEN CORPORATION
Date: April 4, 2002	By:	/s/ JAMES R. GLYNN James R. Glynn Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

        Pursuant to the requirements of the Securities Act, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ LYLE C. TURNER Lyle C. Turner	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	April 3, 2002
/s/ JAMES R. GLYNN James R. Glynn	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	April 4, 2002
/s/ C. ERIC WINZER C. Eric Winzer	Vice President, Finance (Principal Accounting Officer)	April 4, 2002
/s/ BALAKRISHNAN S. IYER Balakrishnan S. Iyer	Director	April 4, 2002
William J. Mercer	Director	April , 2002
/s/ THOMAS H. ADAMS, PH.D. Thomas H. Adams, Ph.D.	Director	April 4, 2002
David E. McCarty	Director	April , 2002

/s/ BRADLEY G. LORIMIER Bradley G. Lorimier	Director	April 4, 2002
Donald W. Grimm	Director	April , 2002
/s/ RAYMOND V. DITTAMORE Raymond V. Dittamore	Director	April 4, 2002
Jay M. Short, Ph.D.	Director	April , 2002

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
4.4
2 1/4% Convertible Subordinated Notes due 2006, Registration Rights Agreement, by and among Invitrogen and Credit Suisse First Boston Corporation et al., as Initial Purchasers, dated December 11, 2001.*
4.5
Indenture, by and between Invitrogen and State Street Bank and Trust Company of California, N.A. and Table of Contents of Indenture, including Cross-Reference Table to the Trust Indenture Act of 1989, dated December 11, 2001.*
10.1	License Agreement, by and between Molecular Chimerics Corporation and Invitrogen, dated May 10, 1990.(5)
10.2	Purchase Agreement, by and between Cayla and Invitrogen, as amended, effective as of July 1, 1994.(5)
10.3	1995 Invitrogen Stock Option Plan.(5)
10.4	1996 Novel Experimental Technology Stock Option/Stock Issuance Plan.(5)
10.5	1997 Invitrogen Stock Option Plan, as amended, and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder.(7)
10.6	License Agreement, by and between Sloan-Kettering Institute for Cancer Research and Invitrogen, dated January 22, 1997.(5)
10.7	Change in Control Agreement, by and between C. Eric Winzer and Life Technologies, Inc., as assumed by Invitrogen, dated February 13, 1997.(2)

10.8	Novel Experimental Technology Employee Stock Ownership Plan and Trust Agreement, as amended, effective as of April 1, 1997.(8)
10.9	Stock Purchase and Stockholders Agreement, by and among Invitrogen, Lyle C. Turner and Joseph Fernandez, dated June 20, 1997.(5)
10.10	Stock Purchase Agreement, by and among Invitrogen and MorphaGen, Inc., a Delaware Corporation, dated November 3, 1998.(5)
10.11	1998 Novel Experimental Technology Stock Option/Stock Issuance Plan.(9)
10.12	1998 Invitrogen Employee Stock Purchase Plan, as amended, and form of subscription agreement thereunder.(1)
10.13	Patent License Agreement, by and among F. Hoffmann-La Roche Ltd., Roche Molecular Systems, Inc. and Invitrogen, effective as of July 1, 1998.(5)
10.14	Assignment of Intellectual Property Conditional On Payment, by and between Molecular Biology Resources and Invitrogen, dated May 31, 1999.(10)
10.15	Agreement and Plan of Merger, by and among Invitrogen, INVO Merger Corporation and NOVEX, dated June 14, 1999.(10)
10.16	Lease, by and between CalWest Industrial Properties, LLC, a California limited liability company, and Invitrogen, dated as of May 31, 2001.
10.17	Lease, by and between Blackmore Signal Hill, a California Limited Partnership, and Invitrogen, dated October 7, 1999.(11)
10.18	Lease, by and between Blackmore Lot 99 Investment, a California Limited Partnership, and Invitrogen, dated December 20, 1999.(11)
10.19	Employment Agreement, by and between Invitrogen and Anthony F. Martin, Ph.D., dated January 1, 2000.(11)
10.20	Agreement and Plan of Merger, by and among Invitrogen, RG Merger Corporation and Research Genetics, Inc, dated February 1, 2000.(12)
10.21	5 1/2% Convertible Subordinated Note Due 2007.(11)
10.22	5 1/2% Convertible Subordinated Notes due 2007, Purchase Agreement, dated February 25, 2000.(11)
10.23	Employment Agreement, by and between Invitrogen and Lewis J. Shuster, dated February 16, 2000.(11)
10.24	Contract of Sale, by and between Invitrogen and Human Genome Sciences, Inc., dated March 7, 2001.(4)
10.25	Indemnification Agreement, by and between Invitrogen and Thomas H. Adams, Ph.D., dated September 14, 2000.(11)
10.26	2 1/4% Convertible Subordinated Notes due 2006.*
10.27	2 1/4% Convertible Subordinated Notes due 2006, Purchase Agreement, dated December 11, 2001.*
10.28	Description of Non-Employee Director Compensation Arrangements, adopted April 26, 2001.(2)

10.29	Change in Control Agreement, by and between Invitrogen and Lyle C. Turner, dated June 1, 2001.(13)
10.30	Change in Control Agreement, by and between Invitrogen and James R. Glynn, dated June 1, 2001.(13)
10.31	Change in Control Agreement, by and between Invitrogen and Victor N. Nole, Jr., dated June 1, 2001.(13)
10.32	Change in Control Agreement, by and between Invitrogen and John D. Thompson, dated June 1, 2001.(13)
10.33	Change in Control Agreement, by and between Invitrogen and Lewis J. Shuster, dated June 1, 2001.(13)
10.34	Rights Agreement, by and between Invitrogen and Fleet National Bank Rights Agent, dated February 27, 2001.(12)
10.35	2000 Nonstatutory Stock Option Plan, as amended and restated on July 19, 2001.(13)
10.36	Letter to Mr. Raymond Dittamore, regarding Non-Employee Director Compensation, dated November 5, 2001.(13)
10.37	Invitrogen 401(k), as amended and restated, effective as of January 1, 2002.*
21.1	List of Subsidiaries.*
23.1	Consent of Arthur Andersen LLP, Independent Public Accountants.*

*
Previously filed

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

(5)
Incorporated by reference to Registrant's Registration Statement on Form S-1 (File No. 333-68665).

(6)
Incorporated by reference to the Registrant's Registration Statement on Form S-3 (File No. 333-37964).

(7)
The 1997 Stock Option Plan, as amended, is filed herewith. The forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder are incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-68665).

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

PART IV
SIGNATURES
INDEX TO EXHIBITS