Form 10-Q
period 2002-03-31
INVITROGEN CORP
filed 2002-05-14
CIK 1073431

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number: 0-25317

INVITROGEN CORPORATION (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	33-0373077 (I.R.S. Employer Identification No.)
1600 Faraday Avenue, Carlsbad, CA (Address of principal executive offices)	92008 (Zip Code)

Registrant's telephone number, including area code: (760) 603-7200

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of May 8, 2002 there were 53,133,854 shares of the registrant's Common Stock, par value $.01 per share, outstanding.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

INVITROGEN CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands, except par value data)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$693,659	$878,214
Short-term investments held-to-maturity	148,816	99,647
Restricted cash and investments	16,259	16,975
Trade accounts receivable, net of allowance for doubtful accounts of $5,697 and $5,281, respectively	103,131	86,857
Inventories	79,923	80,597
Deferred income taxes	29,376	30,044
Prepaid expenses and other current assets	15,611	12,135

Total current assets	1,086,775	1,204,469
Property and equipment, net	135,565	125,786
Goodwill	760,427	740,220
Net intangible assets	391,333	441,267
Deferred income tax assets	631	707
Long-term investments held-to-maturity	239,492	93,900
Other assets	60,081	60,863

Total assets	$2,674,304	$2,667,212

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Lines of credit	$—	$2,746
Current portion of long-term obligations	299	293
Accounts payable	26,134	20,643
Accrued expenses and other current liabilities	77,106	76,602
Income taxes	34,608	26,298

Total current liabilities	138,147	126,582
Long-term obligations, deferred credits and reserves	14,628	15,240
Pension liabilities	16,088	16,128
Deferred income tax liabilities	147,814	163,277
2 1/4% Convertible Subordinated Notes due 2006	500,000	500,000
5 1/2% Convertible Subordinated Notes due 2007	172,500	172,500

Total liabilities	989,177	993,727

Minority interest	2,746	2,407

Commitments and contingencies
Stockholders' Equity:
Preferred stock; $0.01 par value, 6,405,884 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value, 125,000,000 shares authorized; 53,045,564 and 53,000,472 shares issued and outstanding, respectively	530	530
Additional paid-in-capital	1,868,516	1,870,107
Deferred compensation	(95)	(205)
Accumulated other comprehensive loss	(8,797)	(7,063)
Accumulated deficit	(177,773)	(192,291)

Total stockholders' equity	1,682,381	1,671,078

Total liabilities and stockholders' equity	$2,674,304	$2,667,212

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2002	2001
	(Unaudited)
Revenues	$159,889	$160,702
Cost of revenues	67,936	75,858

Gross margin	91,953	84,844

Operating Expenses:
Sales and marketing	29,462	29,235
General and administrative	15,628	15,075
Research and development	7,634	10,189
Goodwill amortization	—	43,767
Other purchased intangibles amortization	16,071	26,094
Merger costs	1,363	3,332

Total operating expenses	70,158	127,692

Income (loss) from operations	21,795	(42,848)

Other income (expense):
Interest income	6,081	5,264
Interest expense	(6,027)	(2,641)
Other income (expense), net	(128)	1,568

Total other income (expense), net	(74)	4,191

Income (loss) before provision for income taxes and minority interest	21,721	(38,657)
Provision for income taxes	(7,001)	(596)
Minority interest	(202)	(312)

Net income (loss)	$14,518	$(39,565)

Earnings (loss) per common share:
Basic	$0.27	$(0.76)

Diluted	$0.27	$(0.76)

Weighted average shares used in per share calculation:
Basic	53,023	52,059
Diluted	53,489	52,059

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Three Months Ended March 31,
	2002	2001
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,518	$(39,565)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of effects of businesses acquired and divested:
Depreciation	4,459	5,093
Amortization of goodwill	—	43,767
Amortization of intangible assets	16,910	26,300
Amortization of deferred compensation	104	607
Deferred income taxes	(1,123)	(4,728)
Non-cash merger related costs	—	781
Other non-cash adjustments	1,101	541
Changes in operating assets and liabilities:
Accounts receivable	(17,827)	(15,471)
Inventories	612	4,577
Prepaid expenses and other current assets	(3,572)	(3,225)
Other assets	776	(292)
Accounts payable	5,593	2,759
Accrued expenses and other current liabilities	1,085	(17,637)
Income taxes	5,270	3,156

Net cash provided by operating activities	27,906	6,663

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of held-to-maturity securities	(220,013)	—
Maturities of held-to-maturity securities	24,000	—
Purchases of property and equipment	(14,018)	(11,901)
Payments for intangible assets	(410)	(5,445)

Net cash used in investing activities	(210,441)	(17,346)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net principal payments on lines of credit	(2,717)	(1,176)
Principal payments on long-term obligations	(330)	(316)
Proceeds from sale of common stock	1,163	8,866

Net cash provided by (used in) financing activities	(1,884)	7,374
Effect of exchange rate changes on cash	(136)	(1,395)

Net decrease in cash and cash equivalents	(184,555)	(4,704)
Cash and cash equivalents, beginning of period	878,214	418,899

Cash and cash equivalents, end of period	$693,659	$414,195

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

GENERAL

        The consolidated financial statements include the accounts of Invitrogen Corporation and its majority owned or controlled subsidiaries, collectively referred to as the Company or Invitrogen. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim financial statements have been prepared by Invitrogen, without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows as of and for the periods indicated.

        These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K and 10-K/A, filed with the Securities and Exchange Commission on March 11, 2002 and April 5, 2002, respectively.

        Certain reclassifications have been made to conform prior period financial information to the current presentation. These reclassifications had no effect on reported income or losses.

1.    Goodwill and Other Intangible Assets—Adoption of Statement 142

        In June 2001, the Financial Accounting Standards Board issued Statement No. 141, or SFAS No. 141, "Business Combinations," and Statement No. 142, or SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS No. 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001 are to be reassessed and the remaining amortization periods adjusted accordingly. SFAS No. 142 is effective January 1, 2002.

        The net book value assigned to our assembled workforce intangible asset at December 31, 2001, which totaled $33.4 million, has been reclassified and reported as goodwill and is no longer amortized beginning January 1, 2002. Additionally, the net book value of our purchased tradenames and trademarks assigned to the GIBCO tradename, which totaled $7.5 million at December 31, 2001, is no longer amortized beginning January 1, 2002, in accordance with SFAS No. 142, due to its indefinite life. Based on the current values assigned to goodwill, assembled workforce and the GIBCO tradename, we expect that the elimination of amortization of goodwill and indefinite-lived intangible assets will have a positive impact on reported net income for the year ended December 31, 2002 of approximately $179.2 million, net of tax. We expect to complete our initial review for impairment of goodwill during the second quarter of 2002. We cannot assure you that at the time the review is completed a material impairment charge will not be recorded.

  Acquired Intangible Assets

        Acquired intangible assets consist of the following:

		March 31, 2002		December 31, 2001
(in thousands)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(Unaudited)
Amortized intangible assets:
Purchased technology	7 years	$410,498	$(85,639)	$410,498	$(71,537)
Purchased tradenames and trademarks	5 years	35,500	(10,946)	44,200	(10,419)
Purchased customer base	13 years	34,400	(4,079)	34,400	(3,418)
Other intellectual properties	7 years	5,071	(1,862)	4,947	(1,707)
Genome libraries	3 years	2,150	(1,211)	1,950	(1,074)

		$487,619	$(103,737)	$495,995	$(88,155)

Intangible assets not subject to amortization:
Purchased tradenames and trademarks		$7,451

        Aggregate amortization expense for intangible assets for the three months ended March 31, 2002 and 2001 was $16.9 million and $26.3 million, respectively.

        The estimated aggregate amortization expense for amortized intangible assets owned as of March 31, 2002 for each of the five succeeding fiscal years is as follows:

(in thousands)(unaudited)
Years Ending December 31,
2002	$67,199
2003	$67,029
2004	$66,884
2005	$64,671
2006	$58,360

  Goodwill

        The changes in the net carrying amount of goodwill for the three months ended March 31, 2002 are as follows:

(in thousands)(unaudited)
Balance at December 31, 2001	$740,220
Adoption of SFAS No. 142 — Reclassify assembled workforce intangible, net of deferred tax liability, to goodwill	20,207
Purchase adjustments for income tax effects after allocation period	—

Balance at March 31, 2002	$760,427

        The reconciliation of net income excluding the amortization of goodwill and other intangible assets no longer amortized from that previously reported prior to the adoption of SFAS No. 142 is as follows:

	Three Months Ended March 31,
(in thousands, except per share data)(unaudited)	2002	2001
Reported net income (loss)	$14,518	$(39,565)
Add back: goodwill amortization	—	43,767
Add back: assembled workforce amortization, net of amortization ofdeferred tax liability	—	1,511
Add back: amortization of intangible assets no longer amortized, net of amortization of deferred tax liability	—	146

Adjusted net income	$14,518	$5,859

Weighted average shares used in per share calculation:
Basic	53,023	52,059
Diluted	53,489	53,701
Basic earnings (loss) per share:
Reported net income (loss) per share	$0.27	$(0.76)
Add back: goodwill amortization	—	0.84
Add back: assembled workforce amortization, net of amortization of deferred tax liability	—	0.03
Add back: amortization of intangible assets no longer amortized, net of amortization of deferred tax liability	—	—

Adjusted net income per share	$0.27	$0.11

Diluted earnings (loss) per share:
Reported net income (loss) per share	$0.27	$(0.76)
Add back: anti-dilutive effect of dilutive securities on net loss	—	0.02
Add back: goodwill amortization	—	0.82
Add back: assembled workforce amortization, net of amortization of deferred tax liability	—	0.03
Add back: amortization of intangible assets no longer amortized, net of amortization of deferred tax liability	—	—

Adjusted net income per share	$0.27	$0.11

2.    Segment Information

        The Company operates in two business segments, a Molecular Biology segment and a Cell Culture segment. Unaudited segment information is as follows:

(in thousands) (unaudited)	Molecular Biology	Cell Culture	Corporate And Unallocated(1)	Total
Three Months Ended March 31, 2002
Revenues from external customers	$107,766	$52,123	$—	$159,889
Income (loss) from operations	$29,051	$13,806	$(21,062)	$21,795
Three Months Ended March 31, 2001(2)
Revenues from external customers	$105,939	$54,763	$—	$160,702
Income (loss) from operations	$23,881	$13,336	$(80,065)	$(42,848)

(1)
Unallocated items for the three months ended March 31, 2002 and 2001, include amortization of goodwill of $0 and $43.8 million, amortization of purchased intangibles of $16.1 million and $26.1 million, amortization of deferred compensation of $0.1 million and $0.6 million, and merger costs of $1.4 million and $3.3 million, respectively, which are not allocated by management for purposes of analyzing the operations since they are principally non-cash items resulting primarily from purchase accounting.

(2)
2002 presentation of 2001 revenues and income (loss) from operations by segment reflects reclassifications of revenues and gross margin between segments due to changes in segment categorization of certain products.

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

3.    Inventories

        Inventories include material, labor and overhead costs and consist of the following:

(in thousands)	March 31, 2002	December 31, 2001
	(Unaudited)
Raw materials and components	$17,270	$16,683
Work in process	16,147	17,418
Finished goods	46,506	46,496

	$79,923	$80,597

4.    Accumulated Depreciation and Amortization

        Accumulated depreciation and amortization of property, plant and equipment was $39.2 million and $35.8 million at March 31, 2002 and December 31, 2001, respectively. Accumulated amortization of intangible assets was $103.7 million and $322.4 million at March 31, 2002 and December 31, 2001, respectively. Accumulated amortization of intangible assets at December 31, 2001 included accumulated amortization of goodwill and assembled workforce that, upon adoption of SFAS No. 141 and No. 142, was reclassified to goodwill on January 1, 2002.

5.    Computation of Income and Loss Per Common Share

        Basic earnings per share was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if net income were divided by the weighted average number of common shares, potential common shares from outstanding stock options and conversion of convertible subordinated debt. Diluted earnings per share does not consider the impact of conversion of convertible subordinated debt in 2001 as its inclusion would be anti-dilutive for the respective period. Potentially dilutive securities are not considered in the calculation of net loss per share as their impact would be antidilutive. The computations for basic and diluted earnings (loss) per share are as follows:

(in thousands, except per share amounts)(unaudited)	Income (Loss) (Numerator)	Shares (Denominator)	Earnings (Loss) Per Share
Three Months Ended March 31, 2002
Basic earnings per share:
Net income applicable to common shares	$14,518	53,023	$0.27

Diluted earnings per share:
Stock options	—	466

Net income applicable to common shares plus assumed conversions	$14,518	53,489	$0.27

Three Months Ended March 31, 2001
Basic and diluted loss per share:
Net loss applicable to common shares	$(39,565)	52,059	$(0.76)

6.    Comprehensive Income (Loss)

        Total comprehensive income (loss) is determined as follows:

	For The Three Months Ended March 31,
(in thousands)(unaudited)	2002	2001
Net income (loss)	$14,518	$(39,565)
Net unrealized losses on investments	—	(13)
Foreign currency translation adjustments	(1,734)	(10,618)

Total comprehensive income (loss)	$12,784	$(50,196)

7.    Commitments and Contingencies

Letters of Credit

        The Company had outstanding letters of credit at March 31, 2002, totaling $9.8 million to support liabilities associated with a $2.1 million bond payable to the State of Alabama and the Company's self-insurance programs, which are reflected in current liabilities and long-term obligations in the consolidated balance sheet at March 31, 2002.

Environmental Liabilities

        The Company assumed certain environmental exposures as a result of the merger with Dexter. The Company recorded reserves to cover estimated environmental costs. The environmental reserves, which are not discounted, were $7.9 million at March 31, 2002 and included current reserves of $0.5 million, which are estimated to be paid in 2002, and long-term reserves of $7.4 million. In addition, the Company purchased an insurance policy in 2001 for partial coverage of these assumed environmental exposures. Based upon currently available information, the Company believes that it has adequately provided for these environmental exposures and that the outcome of these matters will not have a material adverse effect upon the consolidated financial position, results of operations or cash flows of the Company in the future.

Litigation

        In September 1999, Life Technologies, Inc., which has now been merged into Invitrogen, submitted a report in connection with a voluntary disclosure to the Department of Veterans Affairs, or VA, regarding matters involving the management of Life Technologies' Federal Supply Schedule contract with the VA that had been in effect since April 1992. As part of the disclosure, Life Technologies offered to provide a refund to the government in the amount of $3.9 million. Life Technologies expensed this amount in September 1999. Life Technologies made a cash payment of $1.1 million to the VA and the Company assumed an accrued liability of $2.8 million at September 14, 2000. In July 2001 the VA Office of Inspector General advised the Company of its position that the total amount due to the government from the Company for this matter was $14.7 million. The Company has reiterated its position to the Office of Inspector General and requested that the dispute be resolved through the standard contract dispute resolution mechanisms of the VA. The government informed the Company on February 25, 2002, that the VA had referred the matter to the Civil Division of the Department of Justice, and we have had preliminary, non-substantive discussions with the Department of Justice regarding the matter. There can be no assurance that the Company will prevail in contesting the government's determination. In 2001, the Company increased its accrued liability to $13.6 million to reflect the full amount claimed by the VA, less previous payments by the Company. The increase in the accrued liability for this matter has been recorded as an adjustment to goodwill in the accompanying consolidated balance sheets.

        Apart from the matters above, the Company is subject to other potential liabilities under government regulations and various claims and legal actions which are pending or may be asserted. These matters have arisen in the ordinary course and conduct of the Company's business, as well as through acquisitions, and some are expected to be covered, at least partly, by insurance. Estimated amounts for claims that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters which are pending or may be asserted could be decided unfavorably to the Company. Although the amount of liability at March 31, 2002, with respect to these matters cannot be ascertained, the Company believes that any resulting liability should not materially affect the Company's consolidated financial statements.

8.    Supplemental Cash Flow Information

	For the Three Months Ended March 31,
(in thousands)(unaudited)	2002	2001
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$4,789	$4,842

Cash paid for income taxes	$3,791	$3,071

9.    Subsequent Event

        On April 25, 2002, we announced our plan to integrate our operations in Alabama with the rest of the company. We estimate the costs to integrate this operation will range from $14.0 million to $19.0 million, consisting of severance, retention and relocation costs of $5 million to $7 million and non-cash asset impairment costs of $9 million to $12 million. We expect to complete the integration by September 2002 and expect to recognize most of these costs during the three months ending June 30, 2002.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

        Any statements in this Quarterly Report on Form 10-Q concerning the Company's business outlook or future economic performance, anticipated profitability, revenues, expenses or other financial items, together with other statements that are not historical facts, are "forward-looking statements" as that term is defined under the Federal Securities Laws. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "should," "intend," "plan," "positioned," "strategy," "outlook," "estimate," "project," and "continue" or similar words. You should read statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to, those discussed below under "Risk Factors That May Affect Future Results" and elsewhere in this Quarterly Report as well as other risks and uncertainties detailed in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 11, 2002. The Company does not undertake any obligations to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.

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

        Our Molecular Biology and Cell Culture products are used for research purposes, and their use by our customers is not regulated by the United States Food and Drug Administration, or FDA, or by any comparable international organization, with several limited exceptions. Some of our Cell Culture Products and manufacturing sites are subject to FDA regulation and oversight and are required to comply with the Quality System Regulations (formerly known as current good manufacturing practice, or GMP, described in 21 CFR part 820. Additionally, some of these same sites and products are intended to comply with certain voluntary quality programs such as ISO 9001.

        We manufacture the majority of our products in our manufacturing facilities in Carlsbad and San Diego, California; Frederick, Maryland; Grand Island, New York; Inchinnan, Scotland; and Huntsville, Alabama. In April 2002, we announced the closing of our Huntsville location and expect to complete the transfer of all operations located there to Carlsbad, Frederick and Grand Island by the end of 2002. We also have manufacturing facilities in Germany, New Zealand, Japan, Brazil, and Israel. In addition, we purchase products from third-party manufacturers for resale.

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

        Our revenues have increased significantly since our inception. The increase in our revenues has been due to several factors: acquisitions; the continued growth of the market for gene identification, cloning, expression, and analysis kits, cell culture products and other products and related services; increasing market acceptance of these kits and products; our introduction of new research kits and products for gene identification, cloning, expression, and analysis; and the expansion of our direct sales and marketing efforts. We plan to continue to introduce new research kits, as we believe continued new product development and rapid product introduction is a critical competitive factor in the market for molecular biology research kits. To support increased levels of sales and to augment our long-term competitive position, we may increase expenditures in sales and marketing, manufacturing and research and development.

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

RESULTS OF OPERATIONS

  The Three Months Ended March 31, 2002 and 2001

Business Segment Highlights for the Three Months Ended March 31, 2002 and 2001.

(in thousands)(unaudited)	Molecular Biology	Cell Culture	Corporate And Unallocated(1)	Total
Segment Results for the Three Months Ended March 31, 2002
Revenues from external customers	$107,766	$52,123	$—	$159,889

Gross margin	66,833	25,126	(6)	91,953

Gross margin as a percentage of revenues	62%	48%		58%
Selling, administrative and R&D	37,782	11,320	3,623	52,724
Merger related amortization and costs(2)	—	—	17,434	17,434
Income (loss) from operations	29,051	13,806	(21,062)	(21,795)
Add back merger related amortization and costs(3)	—	—	17,538	17,538

Pro forma operating income (loss)	$29,051	$13,806	$(3,524)	$39,333

Operating margin as a percentage of revenues	27%	26%		25%
Segment Results for the Three Months Ended March 31, 2001(4)
Revenues from external customers	$105,939	$54,763	$—	$160,702

Gross margin	63,168	24,309	(2,633)	84,844

Gross margin as a percentage of revenues	60%	44%		53%
Selling, administrative and R&D	39,287	10,973	4,239	54,499
Merger related amortization and costs(2)	—	—	73,193	73,193

Income (loss) from operations	23,881	13,336	(80,065)	(42,848)
Add back merger related amortization and costs(3)	—	—	76,383	76,383

Pro forma operating income (loss)	$23,881	$13,336	$(3,682)	$33,535

Operating margin as a percentage of revenues	23%	24%		21%
Revenue Growth for the Three Months Ended March 31, 2002
Revenues for first quarter 2002	$107,766	$52,123		$159,889
Adjust for effect of foreign exchange rates(5)	2,559	1,410		3,969

Currency adjusted revenues	$110,325	$53,533		$163,858

Revenues for first quarter 2002	$107,766	$52,123		$159,889
Less revenues from discontinued products(6)	(1,864)	(307)		(2,171)

Revenues from continuing products	105,902	51,816		157,718
Adjust for effect of foreign exchange rates on continuing products(5)	2,457	1,375		3,832

Currency adjusted revenues from continuing products	$108,359	$53,191		$161,550

Revenues for first quarter 2001(4)	$105,939	$54,763		$160,702
Less revenues from discontinued products(6)	(5,811)	(10,171)		(15,982)

Revenues from continuing products	$100,128	$44,592		$144,720

Revenue growth (decline) for first quarter 2002	2%	(5%)		(1%)
Currency adjusted revenue growth (decline)	4%	(2%)		2%
Revenue growth for continuing products	6%	16%		9%
Currency adjusted revenue growth for continuing products	8%	19%		12%

(1)
Unallocated items for the three months ended March 31, 2002 and 2001 include amortization of goodwill of $0 and $43.8 million, amortization of purchased intangibles of $16.1 million and $26.1 million, amortization of deferred compensation of $0.1 million and $0.6 million, and merger costs of $1.4 million and $3.3 million, respectively, which are not allocated by management for purposes of analyzing the operations since they are principally non-cash items resulting primarily from purchase accounting.

(2)
Excludes merger related inventory revaluation charges of $0 million and $2.6 million included in the gross margin line above and excludes deferred compensation of $0.1 million and $0.6 million which is allocated to operating expenses for the three months ended March 31, 2002 and 2001, respectively.

(3)
Includes merger related inventory revaluation charges and amortization of deferred compensation costs.

(4)
2002 presentation of 2001 revenues and gross margin by segment reflects reclassifications of revenues and gross margin between segments due to changes in segment categorization of certain products.

(5)
Changes in foreign exchange rates when compared to the same period in the prior year affected dollar denominated revenues. These adjustments are to arrive at dollar denominated revenues assuming foreign exchange rates that are constant with those during the comparable period of last year.

(6)
Subsequent to the date of the merger with Life Technologies, we discontinued the sale of products that were low growth, low volume and/or low gross margin.

        Revenues.    We have provided revenue comparisons below on a foreign currency constant basis, in order to clarify for investors the changes in our revenues that are unrelated to foreign currency translation effects. We have also reclassified revenues by segment reported for 2001 to conform to the segment classifications used in 2002.

        Revenues for the three months ended March 31, 2002 decreased $0.8 million, or 1%, from $160.7 million in 2001 to $159.9 million for 2002. Changes in foreign exchange rates when comparing the first three months of 2002 with the same period in 2001 reduced U.S. dollar-denominated revenues by $4.0 million and reduced our revenue growth rate by 3%. Subsequent to the merger with Life Technologies that occurred in September 2000, we discontinued the sale of some products that were low growth, low volume and/or low gross margin. Sales of these products were $2.2 million for the three months ended March 31, 2002, down from $16.0 million for the same period in 2001. Revenues from continuing products for the three months ended March 31, 2002 increased 12% from the same period in 2001, when holding foreign currency exchange rates constant.

        Changes in the value of certain currencies, including the Japanese Yen and the Euro, can significantly increase or decrease our reported revenue on sales made in these currencies and could result in a material positive or negative impact on our reported results. In addition to foreign currency rates, we expect that future revenues will be affected by, among other things, new product introductions, competitive conditions, customer research budgets and U.S. government research funding, the rate of expansion of our customer base and product discontinuations.

        Molecular Biology Segment Revenues.    Revenues for the Molecular Biology segment increased $1.8 million, or 2%, from $105.9 million for the three months ended March 31, 2001, to $107.8 million in 2002. The $107.8 million of Molecular Biology revenues for the first three months in 2002 includes $1.9 million of revenues from the sale of products that were sold or discontinued, down from $5.8 million sold in the same period last year. Changes in foreign exchange rates reduced dollar-denominated Molecular Biology revenues by $2.6 million when comparing the first three months of 2002 with the same period in 2001. Holding foreign exchange rates constant with 2001, sales of continuing Molecular Biology products during the three months ended March 31, 2002 increased 8% from 2001 revenues. The 8% increase reflects primarily the continued market growth for our core molecular biology product lines including cloning and gene expression, separation and analysis, and amplification products, which increased 16% during the first three months in 2002 on a currency comparable basis with 2001. Other molecular biology product lines, including oligonucleotides, custom services, licensing and royalties, were 20% lower than last year on a currency comparable basis for the three months ended March 31, 2002.

        Sales of our core molecular biology product lines slowed during the first three months of 2002. The 16% revenue growth in our core molecular biology product lines is lower than comparable growth rates reported in 2001. Currently, we expect our revenue growth for this portion of our business to grow in the 15% to 20% range for the remainder of 2002.

        The decline in other molecular biology product lines mainly resulted from strong demand in 2001 for our custom oligonucleotides, which caused production capacity shortages and longer delivery times to some of our customers in the U.S. To address this issue, we placed into service new, low-cost production equipment during the latter part of 2001 that improved our on-time delivery of custom oligonucleotides during the first quarter of 2002. We also experienced declining revenues for custom genomics services which we attribute to aging contracts with tasks that we ultimately could not accomplish profitably within the guidelines of the contracts. We have renegotiated or begun the process of renegotiation on many of these genomics services contracts.

        If revenue growth for our core molecular biology products continues to slow, or if revenues for oligonucleotides and custom services continues to decline, this could result in a material negative impact on our revenue for 2002.

        Cell Culture Segment Revenues.    Revenues for the Cell Culture segment for the three months ended March 31, 2002 decreased $2.6 million, or 5%, from $54.8 million in 2001 to $52.1 million in 2002. The $52.1 million of Cell Culture revenues for the first three months in 2002 includes $0.3 million of revenues from the sale of products that were sold or discontinued, down from $10.2 million sold in the same period last year, which included revenues from our BioSepra business that was sold in July 2001. Changes in foreign exchange rates during 2002 reduced U.S. dollar-denominated revenues by $1.4 million. Holding foreign exchange rates constant with 2001, sales of continuing Cell Culture products during the three months ended March 31, 2002 increased 19% from 2001 revenues. This increase reflects sales of Cell Culture products for large-scale production applications that increased 38% in the first three months of 2002 on a currency comparable basis.

        We currently expect cell culture revenue for the remainder of 2002 to continue at its current level, however, we expect revenue growth rates to moderate due to challenging comparables from 2001.

        Gross Margin.    Our gross margin for the three months ended March 31, 2002, was 58% compared with 53% for the same period in 2001. Cost of sales in 2001 included $2.6 million of merger-related inventory valuation charges from the Life Technologies merger. Under the purchase method of accounting, inventories acquired in the merger are recorded at their fair value, which generally requires a non-cash write-up to estimated selling prices less the cost to sell or dispose of the inventory. Subsequent sales of this inventory result in costs of sales that are generally higher than our manufactured inventory, which is recorded at the lower of cost or market. Excluding this non-cash incremental cost, gross margin for the first three months in 2001 was 54%. The Company has instituted various programs to improve gross margin since the Life Technologies merger, including cost reductions, price adjustments and the discontinuation or sale of lower-margin product lines.

        Gross margins for the Molecular Biology segment for the three months ended March 31, 2002 and 2001, were 62% and 60%, respectively. Cell Culture segment gross margins were 48% and 44% for the same periods, respectively.

        We believe that gross margin for future periods will be affected by, among other things, the continuing integration of previously acquired businesses in addition to sales volumes, competitive conditions, royalty payments on licensed technologies, and foreign currency rates.

        Sales and Marketing.    Sales and marketing expenses increased $0.2 million from $29.2 million for the three months ended March 31, 2001, to $29.5 million for 2002. As a percentage of revenues, sales and marketing expenses remained the same at 18% for both 2002 and 2001.

        Sales and marketing expenses for the three months ended March 31, 2002 for the Molecular Biology segment were $22.6 million, or 21% of segment revenues compared to $22.3 million, or 21% for the same period in 2001. Expenses for Cell Culture were $6.8 million, or 13% of segment revenues for the first three months in 2002 compared to $6.7 million, or 12% for the same period in 2001.

        General and Administrative.    General and administrative expenses for the three months ended March 31, 2002 increased $0.5 million from $15.1 million in 2001 to $15.6 million in 2002. As a percentage of revenues, general and administrative expenses for the first three months increased from 9% in 2001 to 10% in 2002.

        General and administrative expenses for the three months ended March 31, 2002 for the Molecular Biology segment were $9.0 million, or 8% of segment revenues compared to $8.2 million, or 8% for the same period in 2001. Expenses for Cell Culture for the first three months in 2002 were $3.1 million, or 6% of segment revenues compared to $2.9 million, or 5% for the same period in 2001.

        Research and Development.    Research and development expenses decreased $2.6 million from $10.2 million for the three months ended March 31, 2001, to $7.6 million for 2002. As a percentage of revenues, research and development expenses decreased from 6% in 2001 to 5% in 2002. The decrease in research and development expenses reflects the transition of research and development positions from our Maryland facilities to California during 2001. During the remainder of 2002 we expect research and development expenses as a percentage of revenues to increase on a quarterly basis as we continue to recruit and hire qualified scientists in California.

        Research and development expenses for the three months ended March 31, 2002, for the Molecular Biology segment were $6.2 million, or 6% of segment revenues compared to $8.7 million, or 8% for the same period in 2001. Expenses for Cell Culture for the first three months in 2002 and 2001 remained the same at $1.4 million, or 3% of segment revenues.

        Goodwill Amortization.    Effective January 1, 2002, we adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," which eliminated the amortization of goodwill. The adoption of these statements also resulted in the reclassification of the net book value assigned to the assembled workforce intangible at December 31, 2002, which totaled $33.4 million, to goodwill. Amortization expense for goodwill and the assembled workforce intangible for the three months ended March 31, 2001, totaled $43.8 million and $2.5 million, respectively. With the adoption of SFAS No. 141 and SFAS No. 142 at the beginning of this year, we expect that the elimination of goodwill and assembled workforce amortization will have a positive impact on net income for the year ended December 31, 2002, of $178.6 million, net of tax.

        SFAS No. 142 also requires periodic evaluations for impairment of goodwill balances. We expect to complete our initial review for any potential impairment of goodwill that existed at January 1, 2002, during the second quarter of 2002, and cannot predict at this time whether a material impairment charge, if any, will be recorded. A significant, permanent decline in our stock price or revenue growth, unanticipated competition and loss of key personnel are among many factors that could result in an impairment charge that could have a material negative impact on our operating results.

        Other Purchased Intangibles Amortization.    Amortization expense for other purchased intangible assets acquired with Life Technologies merger was $16.1 million for the three months ended March 31, 2002 and $26.1 million for the same period in 2001. The reduction in expense from 2001 to 2002 resulted from the reclassification of the assembled workforce intangible to goodwill and the assignment of an indefinite life to the portion of the purchased tradenames and trademarks allocated to the GIBCO tradename, which totaled $8.7 million at December 31, 2001. In accordance with SFAS No. 142, both of these intangibles are no longer amortized beginning January 1, 2002. The reduction in expense also resulted from the sale of our BioSepra business in July 2001 and the related disposition of purchased intangibles assigned to that business in addition to one intangible asset that became fully amortized in September 2001. With the adoption of SFAS No. 141 and SFAS No. 142 at the beginning of this year, the sale of our BioSepra business last year and completed amortization of one purchased intangible asset in 2001, we expect that the reduction in amortization expense on these purchased intangibles will approximate $26.2 million and will positively affect net income by approximately $15.9 million for the year ended December 31, 2002.

        Merger Costs.    Merger costs for the three months ended March 31, 2002, totaled $1.4 million and are for the restructuring and integration of the operations of Life Technologies and Invitrogen that are not part of the purchase price of the acquisition since the costs incurred benefit future operations of the combined companies. These costs are mainly comprised of $1.1 million for the retention of employees in Maryland and $0.3 million to relocate property as we transition employees, functions and property from Maryland to California.

        Due to the ongoing restructuring, additional merger costs associated with this integration are expected to range from $1.0 million to $3.0 million during the remainder of 2002, principally for retention costs. Additionally, on April 25, 2002, we announced our plan to integrate our operations in Alabama with the rest of the company. We estimate the costs to integrate this operation will range from $14.0 million to $19.0 million, consisting of severance, retention and relocation costs of $5 million to $7 million and non-cash asset impairment costs of $9 million to $12 million. We expect to complete the integration by September 2002 and expect to recognize most of these costs during the three months ending June 30, 2002.

        Interest Income.    Interest income increased by $0.8 million from $5.3 million for the three months ended March 31, 2001, to $6.1 million for 2002 and was mainly attributable to larger balances of cash and investments during the three months ended March 31, 2002, partially offset by lower rates of interest earned on investments during 2002.

        Interest Expense.    Interest expense increased $3.4 million from $2.6 million for the three months ended March 31, 2001, to $6.0 million in 2002, due mainly to interest on the 2 1/4% Convertible Subordinated Notes due 2006 that were issued in December 2002.

        Other Income (Expense), Net.    Net other expense was $0.1 million for the three months ended March 31, 2002, compared with net other income of $1.6 million for 2001. The first quarter of 2001 included a $1.3 million gain on the sale of an electrophoresis product line. The remainder of the difference includes $0.3 million in higher net currency exchange losses and $0.3 million in lower net periodic pension income from the Dexter Postretirement Health Benefit Program that is overfunded but is amortizing unrecognized losses in 2002. The net periodic pension income is recognized as other nonoperating income since the plan provides benefits to participants who are not employees of the Company, but for which Invitrogen assumed liability at the time of the merger with Dexter. For the full year 2002 the net periodic pension income is estimated to be $1.1 million lower than that recognized during 2001 due to the amortization of unrecognized losses.

        Income Tax Benefit (Provision).    The income tax provision for the three months ended March 31, 2002, was $7.0 million on pre-tax income of $21.7 million. Included in pre-tax income are certain merger related costs and amortization expense of certain purchased intangibles that are deductible at rates higher than our effective tax rate for all other pre-tax income. Excluding the impact of these costs and expense, our effective tax rate was 35.5% for the three months ended March 31, 2002 compared with 35.4% for the full year 2001.

LIQUIDITY AND CAPITAL RESOURCES

        Operating activities provided net cash of $27.9 million during the three months ended March 31, 2002. This net generation of cash from operations includes a reduction of $17.8 million from an increase in our trade accounts receivables balance as days sales outstanding increased. Net cash used in investing activities was $210.4 million, and reflects a net $196.0 million that was invested in marketable securities with maturities greater than three months and capital expenditures and payments for intangible assets (primarily intellectual properties) during the three months ended March 31, 2002, which totaled $14.0 million and $0.4 million, respectively. Net cash used in financing activities totaled $1.9 million, and includes $2.7 million used to reduce our outstanding line of credit balance in Japan to zero, offset by $1.2 million in proceeds from stock issued under employee stock plans.

        We are seeking corporate and technology acquisition opportunities that support our molecular and cell culture platforms. While we cannot predict the timing or size of any future acquisitions, or if any will occur at all, a significant amount of our cash and or stock may be used to acquire companies, assets or technologies.

        For the year ending December 31, 2002, we expect spending for capital equipment and information technology to range from $40 million to $45 million, including $15 million to $20 million necessary to complete the build out of our new 320,000 square foot multi-purpose facility in Carlsbad, California.

        Merger costs for the three months ended March 31, 2002, totaled $1.4 million and were associated with the costs necessary to integrate the businesses of Invitrogen and Life Technologies. Due to the ongoing restructuring, additional merger costs associated with this integration are expected to range from $1.0 million to $3.0 million during the remainder of 2002, principally for retention costs. Additionally, on April 25, 2002, we announced our plan to integrate our operation in Alabama with the rest of the company. We estimate the costs to integrate this operation will range from $14 million to $19 million, consisting of severance, retention and relocation costs of $5 million to $7 million and non-cash asset impairment costs of $9 million to $12 million. The majority of these costs are expected to be incurred and recognized in the second quarter of 2002. As of March 31, 2002, we had $12.8 million in accrued merger and restructuring related costs that are included in accrued expenses and other current liabilities in the consolidated balance sheets, the majority of which are expected to be paid during the remainder of the year.

        During the three months ended March 31, 2002, we recorded a reduction in our current tax liability of $0.2 million representing the tax benefit for non-qualified stock option exercises and disqualifying dispositions of our common stock by employees during the year. This benefit is reflected as additional paid-in-capital in the March 31, 2002, consolidated balance sheet. During this same time period we also recognized a $2.9 million reduction in additional paid-in-capital and an offsetting increase in our taxes payable resulting from amendments to 2001 taxable income subsequent to 2001 for some employees as they provided changes to their taxable transaction survey letters.

        We have $500 million principal amount of 2 1/4% Convertible Subordinated Notes, or 2 1/4% Convertible Notes, due 2006, outstanding at March 31, 2002. Interest on the 2 1/4% Convertible Notes is payable semi-annually on June 15th and December 15th. The 2 1/4% Convertible Notes were issued at 100% of principal value, and are convertible into 5.8 million shares of common stock at the option of any holder at any time at a price of $86.10 per share. The 2 1/4% Convertible Notes may be redeemed, in whole or in part, at the Company's option on or after December 20, 2005 at 100% of the principal amount.

        We also have $172.5 million principal amount of 5 1/2% Convertible Subordinated Notes, or 5 1/2% Convertible Notes, due 2007, outstanding at March 31, 2002. Interest on the 5 1/2% Convertible Notes is payable semi-annually on March 1st and September 1st. The 5 1/2% Convertible Notes were issued at 100% of principal value and are convertible into 2.0 million shares of common stock at the option of the holder at any time at a price of $85.20 per share. The 5 1/2% Convertible Notes may be redeemed, in whole or in part, at the Company's option on or after March 1, 2003, at an initial premium of 103.143% of the principal amount. The premium declines annually to 100% of the principal amount of the notes at March 1, 2007.

        In the event of a change of control of the Company, the holders of the 2 1/4% Convertible Notes and the 5 1/2% Convertible Notes each have the right to require the Company to repurchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of the notes plus all accrued and unpaid interest.

        As of March 31, 2002, we had cash and cash equivalents of $693.7 million, short-term investments of $148.8 million, long-term investments of $239.5 million and working capital of $932.4 million, excluding restricted cash and investments. Our funds are currently invested in overnight money market accounts, time deposits, commercial paper, demand notes, corporate bonds, municipal notes and bonds, U.S. treasury obligations and government agency notes. As of March 31, 2002, foreign subsidiaries in Brazil, Japan and New Zealand had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The U.S. Dollar equivalent of these facilities total $4.7 million, of which none was outstanding at March 31, 2002.

        We expect that our current cash and cash equivalents, short-term and long-term investments, funds from operations and interest income earned thereon will be sufficient to fund our current operations for at least 12 months. Our future capital requirements and the adequacy of our available funds will depend on many factors, including future business acquisitions, future stock or note buybacks, scientific progress in our research and development programs, the magnitude of those programs, our ability to establish collaborative and licensing arrangements, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and competing technological and market developments.

CRITICAL ACCOUNTING POLICIES

        Accounting for Business Combinations.    Since August of 1999, we have acquired three companies that have been accounted for under the pooling of interests method of accounting. To qualify for the pooling of interests method, criteria relating to the attributes of the combining companies prior to the combination, the manner of combining the companies and the absence of certain planned transactions after the combination must be met. Under the pooling of interests method, the value of the assets and liabilities of the combined companies are carried forward at their recorded amounts, and the reported income for all periods prior to the combination are combined and restated as if the combination had occurred at the beginning of the period presented.

        If the criteria for pooling of interests accounting treatment are not met, then the purchase method of accounting would be applied. Under the purchase method of accounting all assets and liabilities acquired are recorded at their fair values at the date of the acquisition and results of operations are included in the consolidated financial statements from the date of acquisition. If we were to account for these three acquisitions under the purchase method of accounting rather than the pooling of interests method of accounting, it would result in materially different reported results. A reconciliation of previously reported results by these three companies to the amounts reported in our consolidated financial statements is provided in Note 2 of our notes to consolidated financial statements included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 11, 2002.

        Revenue Recognition.    We derive our revenue from the sale of our products, services and technology. We recognize revenue from product sales upon transfer of title to the product, which generally occurs upon shipment to the customer. We generally ship to our customers FOB shipping point. In cases where customers order and pay for large batches of cell culture products and request that we store a portion of the batch for them, we record any material up-front payments as deferred revenue in accrued expenses and other current liabilities in the consolidated balance sheets and recognize revenue upon shipment of the product to the customer. The Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition," or SAB 101, provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. We believe that our revenue recognition policy is consistent with this guidance and in accordance with generally accepted accounting principles. If our shipping policies, including the point of title transfer, were to change, materially different reported results would be likely.

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

        Where we receive a one-time up front license fee, even though it may be non-refundable, we generally record the payment as deferred revenue and amortize it into revenue over the life of the licensing contract. The portion of the up-front fee that we defer or recognize is dependant on the terms of the agreement and the facts and circumstances specific to the contract, which include: our ongoing involvement and provision of services or product, milestones, the current market rate for royalties, our historical royalty rates imposed on similar licensing contracts, specific facts involved in the negotiation of the contract, and "buy-downs" on annual royalty rates.

        Use of Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base these estimates and assumptions upon historical experience and existing, known circumstances. Actual results could differ from those estimates. Specifically, management must make estimates in the following areas:

  •
  Allowance for doubtful accounts.  We provide a reserve against our receivables for estimated losses that may result from our customers' inability to pay. We determine the amount of the reserve by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers' country or industry, historical losses and our customers' credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this reserve. To minimize the likelihood of uncollectibility, customers' credit-worthiness is reviewed periodically based on external credit reporting services and our experience with the account and adjusted accordingly. Should a customer's account become past due, we generally place a hold on the account and discontinue further shipments to that customer, minimizing further risk of loss. Additionally, our policy is to fully reserve for all accounts with aged balances greater than one year. The likelihood of a material loss on an uncollectible account would be mainly dependent on deterioration in the overall economic conditions in a particular country or environment. Reserves are fully provided for all expected or probable losses of this nature. Gross trade accounts receivables totaled $108.8 million and the allowance for doubtful accounts was $5.7 million at March 31, 2002.

  •
  Inventory adjustments.  Inventories are stated at lower of cost or market. We review the components of our inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. Stock levels in excess of one year's expectation of usage or sales are fully reserved. The likelihood of any material inventory write-down is dependent on customer demand, competitive conditions or new product introductions by us or our customers that vary from our current expectations. Inventories were stated at $79.9 million at March 31, 2002.

  •
  Valuation of goodwill.  In 2002, Statement of Financial Accounting Standards No. 142, or SFAS No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, we ceased amortization of goodwill. In lieu of amortization, we are required to perform an annual review for impairment. Goodwill is considered to be impaired if we determine that the carrying value of the reporting unit exceeds its fair value. In addition to the annual review, an interim review is required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include:

  •
  A significant adverse change in legal factors or in the business climate

  •
  An adverse action or assessment by a regulator

  •
  Unanticipated competition

  •
  A loss of key personnel

  •
  A more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of

  •
  The testing for recoverability under Statement 121 of a significant asset group within a reporting unit

  •
  Recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

    With the adoption of SFAS No. 142, we are also required to perform an initial review for impairment of our goodwill by June 30, 2002 and record the impairment loss, if any, by December 31, 2002. Assessing the impairment of goodwill requires us to make assumptions and judgments regarding the fair value of the net assets of our reporting units. Additionally, since our reporting units share the majority of our assets, we must make assumptions and estimates in allocating the carrying value as well as the fair value of net assets to each reporting unit.

    We cannot assure you that when we complete our interim or annual review for impairment of goodwill that a material impairment charge will not be recorded. Goodwill totaled $760.4 million at March 31, 2002.

  •
  Valuation of intangible and other long-lived assets.  We periodically assess the impairment of intangible and other long-lived assets which require us to make assumptions and judgments regarding the carrying value of these assets. The assets are considered to be impaired if we determine that the carrying value may not be recoverable based upon our assessment of the following events or changes in circumstances:

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

    If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. In addition, we base the useful lives and related amortization or depreciation expense on our estimate of the period that the assets will generate revenues or otherwise be used by us. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase. At March 31, 2002, the net book value of identifiable intangible assets that are subject to amortization totaled $383.9 million, the net book value of unamortized identifiable intangible assets with indefinite lives totaled $7.5 million and the net book value of property, plant and equipment totaled $135.6 million.

  •
  Accrued merger and restructuring related costs.  To the extent that exact amounts are not determinable, we have estimated amounts for direct costs of our acquisitions, merger-related expenses and liabilities related to our business combinations and restructurings in accordance with the Emerging Issues Task Force, or EITF, Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," and EITF Issue 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." Our accrued merger and restructuring related costs were $12.8 million at March 31, 2002 and we expect to incur an additional $15 million to $22 million during the remainder of 2002, mainly related to the closure of our Alabama operations, which will be accrued for or recognized in the statement of operations in accordance with the recognition criteria of EITF 94-3. Materially different reported results would be likely if any of the estimated costs or expenses were different from our estimations or if the approach, timing and extent of the restructuring plans adopted by management were different.

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

  •
  Insurance, environmental and divestiture reserves.  We maintain self-insurance reserves to cover potential property, casualty and workers' compensation exposures from certain former business operations of Dexter. These reserves are based on actuarially determined loss probabilities and take into account loss history as well as actuarial projections based on industry statistics. We also maintain environmental reserves to cover estimated costs for certain environmental exposures assumed in the merger with Dexter. The environmental reserves, which are not discounted, are determined by management based upon currently available information. Divestiture reserves are maintained for known claims and warranties assumed in the merger with Dexter. The warranty reserves are based on management estimates that consider historical claims. As actual losses and claims become known to us, we may need to make a material change in our estimated reserves which could also materially impact our results of operations. Our insurance, environmental and divestiture reserves were $11.8 million at March 31, 2002

  •
  Benefit and pension plans.  We sponsor and manage several retirement and health plans for employees and former employees. Accounting and reporting for the pension plans requires the use of assumptions for discount rates, expected returns on plan assets and rates of compensation increase that are used by our actuaries to determine our liabilities and annual expenses for these plans in addition to the value of the plan assets included in our consolidated balance sheets. Our actuaries also rely on assumptions, such as mortality rates, in preparing their estimates for us.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board issued Statement No. 141, or SFAS No. 141, "Business Combinations," and Statement No. 142, or SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS No. 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001 are to be reassessed and the remaining amortization periods adjusted accordingly. SFAS No. 142 is effective January 1, 2002.

        The net book value assigned to the assembled workforce intangible at December 31, 2001, which totaled $33.4 million, has been reclassified and reported as goodwill and is no longer amortized beginning January 1, 2002. Additionally, the net book value of the purchased tradenames and trademarks assigned to the GIBCO tradename, which totaled $7.5 million at December 31, 2001, is no longer amortized beginning January 1, 2002, in accordance with SFAS No. 142, due to its indefinite life. Based on the current values assigned to goodwill, assembled workforce and the GIBCO tradename, we expect that the elimination of goodwill amortization and indefinite-lived intangible asset amortization will have a positive impact on reported net income for the year ended December 31, 2002 of approximately $179.2 million, net of tax. We expect to complete our initial review for impairment of goodwill during the second quarter of 2002. We cannot assure you that at the time the review is completed a material impairment charge will not be recorded.

        In October 2001, the Financial Accounting Standards Board issued Statement No. 144, or SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces Statement No. 121 and provisions of APB Opinion No. 30 for the disposal of segments of a business and is effective for fiscal years beginning after December 15, 2001. The statement creates one accounting model, based on the framework established in Statement No. 121, to be applied to all long-lived assets including discontinued operations. SFAS No. 144 is effective January 1, 2002. We have determined that there is no material impact of this Statement on our consolidated financial statements.

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

        Changes in foreign currency exchange rates can affect our reported results of operations, which are reported in U.S. Dollars. Based on the foreign currency rate in effect at the time of the translation of our non-U.S. results of operations into U.S. Dollars, reported results could be different from prior periods even if the same amount and mix of our products were sold at the same local prices during the two periods. This will affect our reported results of operations, and also makes the comparison of our business performance in two periods more difficult. For example, our revenues for the three months ended March 31, 2002 were $159.9 million using applicable foreign currency exchange rates for that period. However, applying the foreign currency exchange rates in effect during the three months ended March 31, 2001 to our non-U.S. revenues for 2002 results in revenues of $163.9 million. Therefore, as a result of the change in the applicable foreign currency exchange rates, our 2002 revenues reported in U.S. Dollars were negatively affected by $4.0 million. These changes in currency exchange rates have affected, and will continue to affect our reported results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities. To assist investors with the comparisons of our underlying business between currently reported periods, we have provided our revenue and growth rate results on a foreign currency comparable basis.

ISSUES RELATED TO THE EUROPEAN MONETARY CONVERSION

        On January 1, 1999, certain member states of the European Economic Community, or EEC, fixed their respective currencies to a new currency, the Euro. On that day, the Euro became a functional legal currency within these countries. During the three years beginning on January 1, 1999, business in these EEC member states were conducted in both the Euro and the existing national currency, such as the Netherlands Guilder, French Franc or Deutsche Mark. Businesses were required to complete transition to the Euro and begin reporting and conducting their transactions in the Euro by January 1, 2002. On July 1, 2002, the existing national currencies will be withdrawn and will no longer be considered legal tender.

        Companies operating in or conducting business in EEC member states need to ensure that their financial and other software systems are capable of processing transactions and properly handling the existing currencies, as well as the Euro. We believe that our European software is Euro compliant, however, this assessment has not been independently verified. Also, we have not determined the costs related to any problems that may arise in the future due to the inability of any of our customers or vendors to comply with the statutory requirements. Any such problems may materially adversely affect our business, operating results and financial condition.

FORWARD-LOOKING STATEMENTS

        Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. We often, but not always, make these statements through the use of words or phrases such as "believe," "anticipate," "should," "intend," "plan," "may," "will," "expect," "estimate," "project," "positioned," "strategy," "continue," "outlook" and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from the results expressed in the statements. Any forward-looking statements are qualified in their entirety by reference to the factors discussed below under "Risk Factors that May Affect Future Results" as well as other risks and uncertainties detailed in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 11, 2002. These risk factors identify important matters that could cause our actual results to differ materially from those projected in the forward-looking statements made in this Quarterly Report on Form 10-Q, and therefore, you should not unduly rely on any such forward-looking statements. Further, any forward-looking statement applies only as of the date on which it is made. We do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict the factors that will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Failure to integrate successfully Life Technologies, Research Genetics and other companies into our operations could reduce our revenues and profits.

        We merged with Life Technologies on September 14, 2000. In addition, since the beginning of 2000, we have acquired Dexter Corporation, Research Genetics, Inc. and Ethrog Biotechnologies, Ltd. Our integration of the operations of Life Technologies and these previously-acquired companies will continue to require significant efforts, including the coordination of research and development and sales and marketing efforts. We may find it difficult to integrate fully the operations of these acquired companies. A significant number of employees from these acquired companies have left us or we have terminated their employment, and others may leave or have their employment terminated during the continuing integration. Some of these employees had (or have) change-in-control agreements pursuant to which we have made, and may in the future be required to make, significant lump sum cash payments.

        We recently announced the closure of our facility in Huntsville, Alabama and our intention to integrate those operations into our operations in Carlsbad, California, Frederick, Maryland and Grand Island, New York. There will be additional expenses related to the reorganization of our Huntsville operations, which will require us to make additional severance or other payments, could result in significant write offs of assets, and could result in litigation.

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

        A number of factors could affect our ability to realize the full value of the businesses we have acquired, including:

  •
  our ability to maintain customer loyalty and product orders with the product lines and sales and marketing practices of the combined company, including price increases, which may differ significantly from the historical practices a customer experienced;

  •
  the ability of the combined company to increase sales of businesses' products; and

  •
  the ability of the combined company to operate efficiently and achieve cost savings.

        Even if we are able to integrate our acquired operations, we cannot assure you that we will achieve synergies from the combined operations. Our stock price could suffer if there were a significant perception in the market that we had not achieved the maximum benefit from an acquired business or that an acquisition we completed was not successful.

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

        In addition demand for our products may weaken, and cause a material adverse effect on our financial condition. For example, revenue growth from oligonucleotides slowed in the fourth quarter of 2001, compared to the fourth quarter of 2000, and continued to show weakness in the first quarter of 2002. Likewise, reported revenue from custom services declined in the fourth quarter of 2001, and continued to show weakness in the first quarter of 2002.

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

Our customers may force us to use more expensive marketing and distribution channels.

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

        Our business model of providing products to researchers working on a variety of genetic and related projects requires us to develop a wide spectrum of products. To generate broad product lines it is advantageous sometimes to license technologies from the scientific community at large rather than depending exclusively on the inventions of our own employees. As a result, we believe our ability to in-license new technologies from third parties is and will continue to be critical to our ability to offer new products. Significant portions of our current revenues are from products manufactured or sold under licenses from third parties.

        From time to time we are notified or become aware of patents held by third parties that are related to technologies we are selling or may sell in the future. After a review of these patents, we may decide to obtain a license for these technologies from such third parties. We cannot assure you that we will be able to negotiate licenses to such technologies on favorable terms, or at all.

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

        Certain cell culture products that our Cell Culture segment manufactures are labeled for in vitro diagnostic use and as such are regulated by the U.S. Food and Drug Administration, or FDA, as medical devices. As such, we must register with the FDA as a medical device manufacturer and comply with the Quality System Regulation (formerly known as current good manufacturing practice, or GMP). As a registered medical device manufacturer, we must also comply with other regulations such as regulations relating to Medical Device Reporting and Labeling. Failure to comply with these regulations can lead to sanctions by the FDA such as written observations made following inspections, warning letters, product recalls, fines, product seizures and consent decrees. If the FDA were to take such actions, the FDA's observations, warnings, etc. would be available to the public. Such publicity could affect our ability to sell products labeled for in vitro diagnostic use and our ability to sell products to industrial customers engaged in the manufacture of pharmaceuticals.

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

        We are currently enforcing our intellectual property rights through patent litigation in several court actions. We have incurred substantial costs, and are currently incurring substantial costs, in enforcing our intellectual property rights, primarily relating to H minus reverse transcriptase, which is the basis for our Superscript™ and related product lines and we expect to incur such costs in the future for Superscript and other technologies. Intellectual property litigation can be extremely expensive, and such expense, as well as the consequences should we not prevail, could seriously harm our business. If we do not prevail in our pending patent litigation relating to H minus reverse transcriptase, we may be unable to prevent third parties from using this technology in the commercial marketplace. This could cause a material adverse effect on our business.

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

        Our products and services are highly technical in nature. In general, only highly qualified and trained scientists have the necessary skills to develop and market our products and provide our services. In addition, some of our manufacturing positions are highly technical as well. We face intense competition for these professionals from our competitors, customers, marketing partners and other companies throughout our industry. We do not generally enter into employment agreements requiring these employees to continue in our employment for any period of time. Any failure on our part to hire, train, and retain a sufficient number of qualified professionals would seriously damage our business. Additionally, some measures that we implemented during the course of integrating former Life Technologies and Research Genetics facilities into our other operations have caused some of our key personnel, including those in research and development, to leave us. In 2001 we sold the headquarters of Life Technologies in Rockville, Maryland and have relocated the operations conducted there to our other facilities. In April 2002, we announced the closing of our Huntsville, Alabama, location and expect to complete the transfer of all operations located there to our Carlsbad, Frederick and Grand Island locations. A significant number of our employees have either had their employment terminated or have chosen to terminate their employment rather than relocate. If we were to lose a sufficient number of our key employees, including research and development scientists, and were unable to replace them or satisfy our needs for research and development through outsourcing, it could seriously damage our business.

We have a significant amount of debt that could adversely affect our financial condition.

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

Our anti-takeover defense provisions may deter potential acquirers and may depress our stock price.

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

  •
  our by-laws prohibit action by written consent of stockholders;

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

        In addition, the value of certain currencies, including the Japanese Yen and the Euro, declined against the U.S. Dollar early in 2002. If these currencies remain at their current levels for the remainder of 2002, revenue reported in U.S. Dollars on sales made in these currencies will decrease and could result in a material negative impact on our revenue for 2002.

        The Asia-Pacific region, Europe, and South America, including in particular, Argentina, continue to experience somewhat unsteady economic conditions and significant devaluation in currencies in some countries. The economic situation in these regions has resulted and may, in the future, result in slower payments of outstanding receivable balances. Our business could be damaged by weakness in the economies and currencies in these regions.

Our business was detrimentally affected by the effects of the terrorist attacks on the United States on September 11, 2001, and we remain vulnerable to the effects of similar types of attacks in the future.

        The terrorist attacks of September 11, 2001 had an adverse impact on our business because of the resulting interference with the delivery of our products. Disruptions in air transportation affected delivery of many of our products and caused a reduction in our revenue for the third quarter of 2001. Any further occurrence of similar events in the United States or elsewhere, including terrorist acts relating to biological weapons, could result in an adverse effect on our business and revenue. Additionally, as the government continues to allocate funds to address issues of homeland security, any shift of government spending away from funding of life sciences research and development may cause our customers to delay or forego purchases of our products, which would have a negative impact on our business.

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

  •
  competitive product introductions;

  •
  currency rate fluctuations;

  •
  changes in customer research budgets that are influenced by the timing of their research and commercialization efforts and their receipt of government grants;

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

        We face a potential risk of liability claims based on our products or services. We carry product liability insurance coverage that is limited in scope and amount. We cannot assure you, however, that we will be able to maintain this insurance at a reasonable cost and on reasonable terms. We also cannot assure you that this insurance will be adequate to protect us against a product liability claim, should one arise.

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

        Foreign Currency Transactions.    We have operations in Europe, Asia and the Americas. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. Many of our reporting entities conduct a portion of their business in currencies other than the entity's functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity's functional currency. The value of these receivables and payables is at risk subject to changes in exchange rates as they may be worth more or less than they were worth at the time we entered into the transaction. Both realized and unrealized gains or losses in the value of these receivables and payables are included in the determination of net income. Realized and unrealized gains or losses on the value of financial contracts entered into to hedge the value of these receivables and payables are also included in the determination of net income. Net currency exchange losses recognized on business transactions, net of hedging transactions, were $0.8 million and $0.5 million for the three months ended March 31, 2002 and 2001, respectively, and are included in the consolidated statements of operations.

        Our currency exposures vary, but are primarily concentrated in the Euro, British Pound Sterling, Australian Dollar and Japanese Yen. We currently use foreign currency forward contracts to mitigate foreign currency risk on non-functional currency receivables and payables. At March 31, 2002, we had $4.7 million in foreign currency forward contracts outstanding to hedge currency risk on specific receivables and payables. These contracts, which settle on various dates through September 2002, effectively fix the exchange rate at which these specific receivables and payables will be settled in, so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying receivables and payables. We currently do not enter into financial contracts to hedge foreign currency exchange risk on anticipated or forecasted transactions.

        Commodity Prices.    Our exposure to commodity price changes relates to certain manufacturing operations that utilize certain commodities as raw materials. We manage our exposure to changes in those prices primarily through our procurement and sales practices.

        Interest Rates.    Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The fair value of our cash equivalents and marketable securities are subject to change as a result of potential changes in market interest rates. We do not utilize financial contracts to manage our exposure to changes in interest rates. As of March 31, 2002, our cash equivalents and short-term investments were invested primarily in securities with maturities of less than three months and, as a result, the fair value of these securities approximated carrying value due to their short-term nature. The fair value of our long-term investments, however, is subject to change as a result of potential changes in market interest rates. At March 31, 2002, the fair value of our long-term investments did not differ materially from carrying value.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities and Use of Proceeds

        Not applicable.

Item 3. Defaults Upon Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits: For a list of exhibits filed with this quarterly report, refer to the Index to Exhibits beginning on page 35.

(b)
The following reports on Forms 8-K were filed:

1)
A Form 8-K dated April 5, 2002 was filed on April 9, 2002 to report the termination of Arthur Andersen LLP as the Company's independent auditor as recommended by the Company's Audit Committee and approved by the Board of Directors. The Company has engaged Ernst & Young LLP as its new independent auditor effective April 5, 2002. A Form 8-K/A was filed on April 24, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVITROGEN CORPORATION
Date: May 13, 2002	By:	/s/ JAMES R. GLYNN James R. Glynn Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

INDEX TO EXHIBITS

        (In our Annual Report on Form 10-K for the Year Ended December 31, 2001, we numbered sequentially all of the Material Contracts that we had filed as of March 11, 2002. We have continued to number additional Material Contracts sequentially for ease of reference.)

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
2.1	Agreement and Plan of Merger, by and between Invitrogen and Life Technologies, Inc., dated July 7, 2000.(1)
2.2	Agreement and Plan of Merger, by and between Invitrogen and Dexter Corporation, dated July 7, 2000.(1)
3.1	Restated Certificate of Incorporation of Invitrogen, as amended.(2)
3.2	Amended and Restated Bylaws of Invitrogen.(3)
3.3	Certificate of Correction to the Restated Certificate of Incorporation of Invitrogen, dated February 21, 2001.(4)
3.4	Certificate of Designation, Preferences and Rights of the Terms of the Series B Preferred Stock, dated March 27, 2001.(4)
4.1	Specimen Common Stock Certificate.(5)
4.2	5 1/2% Convertible Subordinated Notes Due 2007, Registration Rights Agreement, by and among Invitrogen, and Donaldson, Lufkin & Jenrette Securities Corporation et al., as Initial Purchasers, dated March 1, 2000.(6)
4.3	Indenture, by and between Invitrogen and State Street Bank and Trust Company of California, N.A, dated March 1, 2000.(6)
4.4	2 1/4% Convertible Subordinated Notes due 2006, Registration Rights Agreement, by and among Invitrogen and Credit Suisse First Boston Corporation et al., as Initial Purchasers, dated December 11, 2001.(7)
4.5	Indenture, by and between Invitrogen and State Street Bank and Trust Company of California, N.A. and Table of Contents of Indenture, including Cross- Reference Table to the Trust Indenture Act of 1989, dated December 11, 2001.(7)
10.1	License Agreement, by and between Molecular Chimerics Corporation and Invitrogen, dated May 10, 1990.(5)
10.2	Purchase Agreement, by and between Cayla and Invitrogen, as amended, effective as of July 1, 1994.(5)
10.3	1995 Invitrogen Stock Option Plan.(5)
10.4	1996 Novel Experimental Technology Stock Option/Stock Issuance Plan.(5)
10.5	1997 Invitrogen Stock Option Plan, as amended, and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder.(8)
10.6	License Agreement, by and between Sloan-Kettering Institute for Cancer Research and Invitrogen, dated January 22, 1997.(5)
10.7	Change in Control Agreement, by and between C. Eric Winzer and Life Technologies, Inc., as assumed by Invitrogen, dated February 13, 1997.(2)
10.8	Novel Experimental Technology Employee Stock Ownership Plan and Trust Agreement, as amended, effective as of April 1, 1997.(9)
10.10	Stock Purchase Agreement, by and among Invitrogen and MorphaGen, Inc., a Delaware Corporation, dated November 3, 1998.(5)
10.11	1998 Novel Experimental Technology Stock Option/Stock Issuance Plan.(10)
10.12	1998 Invitrogen Employee Stock Purchase Plan, as amended, and form of subscription agreement thereunder.(1)
10.13	Patent License Agreement, by and among F. Hoffmann-La Roche Ltd., Roche Molecular Systems, Inc. and Invitrogen, effective as of July 1, 1998.(5)

10.14	Assignment of Intellectual Property Conditional On Payment, by and between Molecular Biology Resources and Invitrogen, dated May 31, 1999.(11)
10.15	Agreement and Plan of Merger, by and among Invitrogen, INVO Merger Corporation and NOVEX, dated June 14, 1999.(11)
10.16	Lease, by and between CalWest Industrial Properties, LLC, a California limited liability company, and Invitrogen, dated as of May 31, 2001.(7)
10.17	Lease, by and between Blackmore Signal Hill, a California Limited Partnership, and Invitrogen, dated October 7, 1999.(12)
10.18	Lease, by and between Blackmore Lot 99 Investment, a California Limited Partnership, and Invitrogen, dated December 20, 1999.(12)
10.20	Agreement and Plan of Merger, by and among Invitrogen, RG Merger Corporation and Research Genetics, Inc, dated February 1, 2000.(13)
10.21	5 1/2% Convertible Subordinated Note Due 2007.(12)
10.22	5 1/2% Convertible Subordinated Notes due 2007, Purchase Agreement, dated February 25, 2000.(12)
10.24	Contract of Sale, by and between Invitrogen and Human Genome Sciences, Inc., dated March 7, 2001.(4)
10.25	Indemnification Agreement, by and between Invitrogen and Thomas H. Adams, Ph.D., dated September 14, 2000.(12)
10.26	2 1/4% Convertible Subordinated Notes due 2006.(7)
10.27	2 1/4% Convertible Subordinated Notes due 2006, Purchase Agreement, dated December 11, 2001.(7)
10.28	Description of Non-Employee Director Compensation Arrangements, adopted April 26, 2001.(2)
10.29	Change in Control Agreement, by and between Invitrogen and Lyle C. Turner, dated June 1, 2001.(14)
10.30	Change in Control Agreement, by and between Invitrogen and James R. Glynn, dated June 1, 2001.(14)
10.31	Change in Control Agreement, by and between Invitrogen and Victor N. Nole, Jr., dated June 1, 2001.(14)
10.32	Change in Control Agreement, by and between Invitrogen and John D. Thompson, dated June 1, 2001.(14)
10.34	Rights Agreement, by and between Invitrogen and Fleet National Bank Rights Agent, dated February 27, 2001.(13)
10.35	2000 Nonstatutory Stock Option Plan, as amended and restated on July 19, 2001.(14)
10.36	Letter to Mr. Raymond Dittamore, regarding Non-Employee Director Compensation, dated November 5, 2001.(14)
10.37	Invitrogen 401(k), as amended and restated, effective as of January 1, 2002.(7)

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

(5)
Incorporated by reference to Registrant's Registration Statement on Form S-1 (File No. 333-68665).

(6)
Incorporated by reference to the Registrant's Registration Statement on Form S-3 (File No. 333-37964).

(7)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 2001 (File No. 000-25317), as amended.

(8)
The Fifth Amendment is incorporated by reference to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 2001 (File No. 000-25317), as amended. The 1997 Stock Option Plan is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2001, (File No. 000-25317), and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder are incorporated by reference to the Registrant's Registration Statement on Form S-4 (File No. 333-43674).

(9)
Incorporated by reference to Registrant's Registration Statement on Form S-1A (File No. 333-87085).

(10)
Incorporated by reference to Registrant's Registration Statement on Form S-1 (File No. 333-87085).

(11)
Incorporated by Reference Registrant's Registration Statement on Form S-4 (File No. 333-82593).

(12)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 2000, (File No. 000-25317).

(13)
Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-25317).

(14)
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
SIGNATURES
INDEX TO EXHIBITS