Form 10-Q
period 2002-06-30
INVITROGEN CORP
filed 2002-08-13
CIK 1073431

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________

Commission file number: 0-25317

INVITROGEN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	33-0373077

(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.)

1600 Faraday Avenue, Carlsbad, CA	92008

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (760) 603-7200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   [X]      No   [   ].

As of August 8, 2002 there were 53,197,048 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS
EXHIBIT 10.38
EXHIBIT 10.39
EXHIBIT 10.40
EXHIBIT 10.41
EXHIBIT 10.42
EXHIBIT 10.43
EXHIBIT 10.44
EXHIBIT 10.45
EXHIBIT 10.46
EXHIBIT 10.47
EXHIBIT 10.48
EXHIBIT 10.49
EXHIBIT 99.1
EXHIBIT 99.2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

INVITROGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value data)

	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$744,946	$878,214
Short-term investments held-to-maturity	48,759	99,647
Restricted cash and investments	8,172	16,975
Trade accounts receivable, net of allowance for doubtful accounts of $5,722 and $5,281, respectively	102,916	86,857
Inventories	86,132	80,597
Deferred income taxes	35,075	30,044
Prepaid expenses and other current assets	23,715	12,135

Total current assets	1,049,715	1,204,469
Property and equipment, net	132,391	125,786
Goodwill	753,862	740,220
Net intangible assets	374,708	441,267
Deferred income tax assets	609	707
Long-term investments held-to-maturity	320,142	93,900
Other assets	59,859	60,863

Total assets	$2,691,286	$2,667,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit	$167	$2,746
Current portion of long-term obligations	295	293
Accounts payable	22,157	20,643
Accrued expenses and other current liabilities	76,999	76,602
Income taxes	39,588	26,298

Total current liabilities	139,206	126,582
Long-term obligations, deferred credits and reserves	14,480	15,240
Pension liabilities	16,223	16,128
Deferred income tax liabilities	137,238	163,277
2¼% Convertible Subordinated Notes due 2006	500,000	500,000
5½% Convertible Subordinated Notes due 2007	172,500	172,500

Total liabilities	979,647	993,727

Minority interest	2,903	2,407

Commitments and contingencies
Stockholders’ Equity:
Preferred stock; $0.01 par value, 6,405,884 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value, 125,000,000 shares authorized; 53,153,892 and 53,000,472 shares issued and outstanding, respectively	532	530
Additional paid-in-capital	1,868,714	1,870,107
Deferred compensation	(47)	(205)
Accumulated other comprehensive income (loss)	9,246	(7,063)
Accumulated deficit	(169,709)	(192,291)

Total stockholders’ equity	1,708,736	1,671,078

Total liabilities and stockholders’ equity	$2,691,286	$2,667,212

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Revenues	$164,290	$159,327	$324,179	$320,029
Cost of revenues (includes $0, $0, $0 and $2,583, respectively, of costs for purchase accounting inventory revaluation)	67,594	72,179	135,530	148,037

Gross margin	96,696	87,148	188,649	171,992

Operating Expenses:
Sales and marketing	30,175	26,654	59,637	55,889
General and administrative	16,682	15,226	32,310	30,301
Research and development	7,683	9,825	15,317	20,014
Goodwill amortization	—	44,502	—	88,269
Other purchased intangibles amortization	16,072	24,375	32,143	50,469
Business integration costs:
Huntsville closure	13,767	—	13,767	—
Merger-related	760	1,659	2,123	4,991

Total operating expenses	85,139	122,241	155,297	249,933

Income (loss) from operations	11,557	(35,093)	33,352	(77,941)

Other income (expense):
Interest income	6,852	5,532	12,933	10,796
Interest expense	(6,057)	(2,727)	(12,084)	(5,368)
Other income (expense), net	(680)	1,344	(807)	2,912

Total other income and expense, net	115	4,149	42	8,340

Income (loss) before provision for income taxes and minority interest	11,672	(30,944)	33,394	(69,601)
Provision for income taxes	(3,308)	(3,711)	(10,309)	(4,307)
Minority interest	(301)	(443)	(503)	(755)

Net income (loss)	$8,063	$(35,098)	$22,582	$(74,663)

Earnings (loss) per common share:
Basic	$0.15	$(0.67)	$0.43	$(1.43)

Diluted	$0.15	$(0.67)	$0.42	$(1.43)

Weighted average shares used in per share calculation:
Basic	53,104	52,452	53,063	52,255
Diluted	53,401	52,452	53,445	52,255

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)(Unaudited)

	For the Six Months
	Ended June 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$22,582	$(74,663)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of effects of businesses divested:
Depreciation	9,342	9,252
Amortization of goodwill	—	88,269
Amortization of intangible assets	33,727	50,817
Amortization of deferred compensation	138	1,291
Deferred income taxes	(12,257)	(14,724)
Non-cash business integration costs	9,510	781
Other non-cash adjustments	2,162	283
Changes in operating assets and liabilities:
Restricted cash	7,965	—
Trade accounts receivable	(12,733)	(18,500)
Inventories	(3,873)	1,359
Prepaid expenses and other current assets	(3,940)	305
Other assets	613	4,413
Accounts payable	946	1,201
Accrued expenses and other current liabilities	(554)	(21,502)
Income taxes	9,366	6,791

Net cash provided by operating activities	62,994	35,373

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of held-to-maturity securities	(435,972)	(1,486)
Maturities of held-to-maturity securities	259,125	—
Proceeds from sale of held-to-maturity securities	969	—
Proceeds from sale of business, net of cash sold	1,146	—
Net cash acquired from business combinations	—	385
Payment received on note receivable	261	—
Purchases of property and equipment	(30,804)	(15,949)
Proceeds from sale of property, plant and equipment	235	55,810
Payments for intangible assets	(600)	(5,550)

Net cash provided by (used in) investing activities	(205,640)	33,210

CASH FLOWS FROM FINANCING ACTIVITIES:
Net principal proceeds from (payments on) lines of credit	(2,585)	1,840
Principal payments on long-term obligations	(359)	(1,009)
Proceeds from sale of common stock	2,514	20,712

Net cash provided by (used in) financing activities	(430)	21,543
Effect of exchange rate changes on cash	9,808	(5,863)

Net increase (decrease) in cash and cash equivalents	(133,268)	84,263
Cash and cash equivalents, beginning of period	878,214	418,899

Cash and cash equivalents, end of period	$744,946	$503,162

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

     Certain reclassifications have been made to conform prior period financial information to the current presentation. These reclassifications had no effect on reported income or losses. The Consolidated Balance Sheet and Consolidated Statements of Operations for 2001 include separate reporting for intangible assets, goodwill and related amortization expense to conform to accounting principles that were effective beginning in 2002 (see Note 1.). Revenues, gross margin and income (loss) from operations have been reclassified between segments for 2001 to conform to 2002 changes in segment categorization of certain products.

     1.   Goodwill and Other Intangible Assets — Adoption of Statement 142

     In June 2001, the Financial Accounting Standards Board issued Statement No. 41, or SFAS No. 141, “Business Combinations,” and Statement No. 142, or SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS No. 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001 are to be reassessed and the remaining amortization periods adjusted accordingly. SFAS No. 142 is effective January 1, 2002.

     The net book value assigned to our assembled workforce intangible asset at December 31, 2001, which totaled $33.4 million, has been reclassified and reported as goodwill and is no longer amortized beginning January 1, 2002. Additionally, the net book value of our purchased tradenames and trademarks assigned to the GIBCO tradename, which totaled $7.5 million at December 31, 2001, is no longer amortized beginning January 1, 2002, in accordance with SFAS No. 142, due to its indefinite life. Based on the current values assigned to goodwill, assembled workforce and the GIBCO tradename, we expect that the elimination of amortization of goodwill and indefinite-lived intangible assets will have a positive impact on reported net income for the year ended December 31, 2002 of approximately $179.2 million, net of tax. SFAS No. 142 requires an initial evaluation for impairment of goodwill balances upon adoption of the new accounting pronouncement. We have completed our initial review for potential impairment of goodwill that existed at January 1, 2002, and have determined that no impairment of goodwill existed at January 1, 2002.

Acquired Intangible Assets

Acquired intangible assets consist of the following:

		June 30, 2002		December 31, 2001

	Weighted
	Average	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(in thousands)	Life	Amount	Amortization	Amount	Amortization

		(Unaudited)
Amortized intangible assets:
Purchased technology	7 years	$410,498	$(99,741)	$410,498	$(71,537)
Purchased tradenames and trademarks	5 years	35,500	(12,721)	44,200	(10,419)
Purchased customer base	13 years	34,400	(4,741)	34,400	(3,418)
Other intellectual properties	7 years	5,262	(2,036)	4,947	(1,707)
Genome libraries	3 years	2,150	(1,314)	1,950	(1,074)

		$487,810	$(120,553)	$495,995	$(88,155)

Intangible assets not subject to amortization:
Purchased tradenames and trademarks		$7,451

     Aggregate amortization expense for intangible assets for the three months ended June 30, 2002 and 2001 was $16.8 million and $24.5 million, respectively and for the six months ended June 30, 2002 and 2001 was $33.7 million and $50.8 million, respectively.

     The estimated aggregate amortization expense for amortized intangible assets owned as of June 30, 2002 for each of the five succeeding fiscal years is as follows:

(in thousands)(unaudited)
Years Ending December 31,
2002	$67,225
2003	$67,062
2004	$66,917
2005	$64,703
2006	$58,382

Goodwill

     The changes in the net carrying amount of goodwill for the six months ended June 30, 2002 are as follows:

(in thousands)(unaudited)
Balance at December 31, 2001	$740,220
Adoption of SFAS No. 142 - Reclassify assembled workforce intangible, net of deferred tax liability, to goodwill	20,207
Purchase adjustments for income tax effects after allocation period	(6,387)
Reduction of excess merger accruals	(178)

Balance at June 30, 2002	$753,862

     The reconciliation of net income excluding the amortization of goodwill and other intangible assets no longer amortized from that previously reported prior to the adoption of SFAS No. 142 is as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)(unaudited)	June 30,		June 30,

	2002	2001	2002	2001

Reported net income (loss)	$8,063	$(35,098)	$22,582	$(74,663)
Add back: goodwill amortization	—	44,502	—	88,269
Add back: assembled workforce amortization, net of amortization of deferred tax liability	—	824	—	2,335
Add back: amortization of intangible assets no longer amortized, net of amortization of deferred tax liability	—	146	—	292

Adjusted net income	$8,063	$10,374	$22,582	$16,233

	Three Months Ended		Six Months Ended
(in thousands, except per share data)(unaudited)	June 30,		June 30,

	2002	2001	2002	2001

Weighted average shares used in this per share calculation:
Basic	53,104	52,452	53,063	52,255
Diluted(1)	53,401	53,812	53,445	53,756
Basic earnings (loss) per share:
Reported net income (loss) per share	$0.15	$(0.67)	$0.43	$(1.43)
Add back: goodwill amortization	—	0.85	—	1.69
Add back: assembled workforce amortization, net of amortization of deferred tax liability	—	0.02	—	0.05
Add back: amortization of intangible assets no longer amortized, net of amortization of deferred tax liability	—	—	—	—

Adjusted net income per share	$0.15	$0.20	$0.43	$0.31

Diluted earnings (loss) per share:
Reported net income (loss) per share	$0.15	$(0.67)	$0.42	$(1.43)
Add back: anti-dilutive effect of dilutive securities on net loss	—	0.01	—	0.04
Add back: goodwill amortization	—	0.83	—	1.64
Add back: assembled workforce amortization, net of amortization of deferred tax liability	—	0.02	—	0.04
Add back: amortization of intangible assets no longer amortized, net of amortization of deferred tax liability	—	—	—	0.01

Adjusted net income per share	$0.15	$0.19	$0.42	$0.30

(1)	2001 diluted shares outstanding are higher than reported in the Consolidated Statements of Operations as stock options are dilutive for this presentation, but are anti-dilutive when calculating earnings per share for a net loss.

     2.   Segment Information

     The Company operates in two business segments, a Molecular Biology segment and a Cell Culture segment. Unaudited segment information is as follows:

			Corporate
	Molecular	Cell	And
(in thousands) (unaudited)	Biology	Culture	Unallocated		Total

Three Months Ended June 30, 2002
Revenues from external customers	$108,526	$55,764	$—		$164,290
Income (loss) from operations	$29,852	$17,182	$(35,477	)(1)	$11,557
Three Months Ended June 30, 2001(2)
Revenues from external customers	$102,157	$57,170	$—		$159,327
Income (loss) from operations	$25,427	$13,714	$(74,234	)(1)	$(35,093)
Six Months Ended June 30, 2002
Revenues from external customers	$216,292	$107,887	$—		$324,179
Income (loss) from operations	$58,904	$30,987	$(56,539	)(3)	$33,352
Six Months Ended June 30, 2001(2)
Revenues from external customers	$208,096	$111,933	$—		$320,029
Income (loss) from operations	$49,308	$27,050	$(154,299	)(3)	$(77,941)

(1)	Unallocated items for the three months ended June 30, 2002 and 2001, include amortization of goodwill of $0 and $44.5 million, amortization of purchased intangibles of $16.1 million and $24.4 million, amortization of deferred compensation of $34,000 and

$0.7 million, and business integration costs of $14.5 million and $1.7 million, respectively, which are not allocated by management for purposes of analyzing the operations since they are principally non-cash or one-time items resulting primarily from business restructuring or purchase accounting.

(2)	2002 presentation of 2001 revenues and income (loss) from operations by segment reflects reclassifications of revenues and gross margin between segments due to changes in segment categorization of certain products.

(3)	Unallocated items for the six months ended June 30, 2002 and 2001, include amortization of goodwill of $0 and $88.3 million, amortization of purchased intangibles of $32.1 million and $50.5 million, amortization of deferred compensation of $0.1 million and $1.3 million, and business integration costs of $15.9 million and $5.0 million, respectively, which are not allocated by management for purposes of analyzing the operations since they are principally non-cash or one-time items resulting primarily from business restructuring or purchase accounting.

     The Company has no intersegment revenues. Also, the Company does not currently segregate assets by segment as a significant portion of the Company’s total assets are intangible assets, cash and cash equivalents and investments which the Company does not assign to its two operating segments. The Company is evaluating the feasibility and usefulness of assigning its other assets to its Molecular Biology and Cell Culture segments and may report assets by segment in the future.

     3.   Inventories

     Inventories include material, labor and overhead costs and consist of the following:

	June 30,	December 31,
(in thousands)	2002	2001

	(Unaudited)
Raw materials and components	$16,867	$16,683
Work in process	15,131	17,418
Finished goods	54,134	46,496

	$86,132	$80,597

     4.   Accumulated Depreciation and Amortization

     Accumulated depreciation and amortization of property, plant and equipment was $33.8 million and $35.8 million at June 30, 2002 and December 31, 2001, respectively. Accumulated amortization of intangible assets was $120.6 million and $322.4 million at June 30, 2002 and December 31, 2001, respectively. Accumulated amortization of intangible assets at December 31, 2001 included accumulated amortization of goodwill and assembled workforce that, upon adoption of SFAS No. 141 and No. 142, was reclassified to goodwill on January 1, 2002.

     5.   Computation of Earnings (Loss) Per Common Share

     Basic earnings (loss) per share was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if net income were divided by the weighted average number of common shares, plus potential common shares from outstanding stock options and conversion of convertible subordinated debt where the effect of those securities is dilutive. Diluted earnings per share does not consider the impact of conversion of convertible subordinated debt in 2002 or 2001 as its inclusion would be anti-dilutive for the respective periods. Potentially dilutive securities are not considered in the calculation of net loss per share for the three and six months ended June 30, 2001 as their impact would be antidilutive. The computations for basic and diluted earnings (loss) per share are as follows:

			Earnings
	Income (Loss)	Shares	(Loss)
(in thousands, except per share amounts)(unaudited)	(Numerator)	(Denominator)	Per Share

Three Months Ended June 30, 2002
Basic earnings per share:
Net income	$8,063	53,104	$0.15

Diluted earnings per share:
Dilutive stock options	—	297

Net income plus assumed conversions	$8,063	53,401	$0.15

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		4,275
2¼% Convertible Subordinated Notes due 2006		2,025
5½% Convertible Subordinated Notes due 2007		5,807
Three Months Ended June 30, 2001
Basic and diluted loss per share:
Net loss	$(35,098)	52,452	$(0.67)

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		5,949
2¼% Convertible Subordinated Notes due 2006		2,025
Six Months Ended June 30, 2002
Basic earnings per share:
Net income	$22,582	53,063	$0.43

Diluted earnings per share:
Dilutive stock options	—	382

Net income plus assumed conversions	$22,582	53,445	$0.42

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		4,148
2¼% Convertible Subordinated Notes due 2006		2,025
5½% Convertible Subordinated Notes due 2007		5,807
Six Months Ended June 30, 2001
Basic and diluted loss per share:
Net loss	$(74,663)	52,255	$(1.43)

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		6,145
2¼% Convertible Subordinated Notes due 2006		2,025

     6.   Comprehensive Income (Loss)

     Total comprehensive income (loss) is determined as follows:

	For the Three Months		For the Six Months
(in thousands)(unaudited)	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Net income (loss)	$8,063	$(35,098)	$22,582	$(74,663)
Net unrealized losses on investments	—	—	—	(13)
Foreign currency translation adjustments	18,042	(1,339)	16,308	(11,957)

Total comprehensive income (loss)	$26,105	$(36,437)	$38,890	$(86,633)

The significant increase in the foreign currency translation adjustment during the three months ended June 30, 2002 resulted from foreign currencies, primarily in Europe and Asia-Pacific, that strengthened against the U.S. dollar coupled with increases in net assets in those regions during the three month period.

     7.   Commitments and Contingencies

Letters of Credit

     The Company had outstanding letters of credit at June 30, 2002, totaling $9.7 million to support liabilities associated with a $2.1 million bond payable to the State of Alabama and the Company’s self-insurance programs. The bond and self-insurance reserves are included in current liabilities and long-term obligations in the consolidated balance sheet at June 30, 2002.

Environmental Liabilities

     The Company assumed certain environmental exposures as a result of the merger with Dexter. The Company recorded reserves to cover estimated environmental costs. The environmental reserves, which are not discounted, were $7.9 million at June 30, 2002 and included current reserves of $0.5 million, which are estimated to be paid in 2002, and long-term reserves of $7.4 million. In addition, the Company has an insurance policy for partial coverage of these assumed environmental exposures. Based upon currently available information, the Company believes that it has adequately provided for these environmental exposures and that the outcome of these matters will not have a material adverse effect upon the consolidated financial position, results of operations or cash flows of the Company in the future.

Litigation

     In September 1999, Life Technologies, Inc., which has now been merged into Invitrogen, submitted a report in connection with a voluntary disclosure to the Department of Veterans Affairs, or VA, regarding matters involving the management of Life Technologies’ Federal Supply Schedule contract with the VA that had been in effect since April 1992. As part of the disclosure, Life Technologies offered to provide a refund to the government in the amount of $3.9 million. Life Technologies expensed this amount in September 1999. Life Technologies made a cash payment of $1.1 million to the VA and the Company assumed an accrued liability of $2.8 million at September 14, 2000. In July 2001 the VA Office of Inspector General advised the Company of its position that the total amount due to the government from the Company for this matter was $14.7 million. The Company has reiterated its position to the Office of Inspector General and requested that the dispute be resolved through the standard contract dispute resolution mechanisms of the VA. The government informed the Company on February 25, 2002, that the VA had referred the matter to the Civil Division of the Department of Justice, and we have had preliminary discussions with the Department of Justice regarding the matter. There can be no assurance that the Company will prevail in contesting the government’s determination. In 2001, the Company increased its accrued liability to $13.6 million to reflect the full amount claimed by the VA, less previous payments by the Company. The increase in the accrued liability for this matter has been recorded as an adjustment to goodwill in the accompanying consolidated balance sheets.

     Apart from the matters above, the Company is subject to other potential liabilities under government regulations and various claims and legal actions which are pending or may be asserted. These matters have arisen in the ordinary course and conduct of the Company’s business, as well as through acquisitions, and some are expected to be covered, at least partly, by insurance. Estimated amounts for claims that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters which are pending or may be asserted could be decided unfavorably to the Company. Although the amount of liability at June 30, 2002, with respect to these matters cannot be ascertained, the Company believes that any resulting liability should not materially affect the Company’s consolidated financial statements.

     8.   Business Integration

     In April 2002, we announced our plan to integrate our operations in Alabama with the rest of the Company. Restructuring costs for the three months ended June 30, 2002 totaled $13.8 million and have been recognized as expense in business integration costs in the Consolidated Statements of Operations. These costs include $9.5 million in impairment losses on facilities and equipment and $4.3 million in severance and other costs to close the facility. As of June 30, 2002 the Company had $7.1 million in assets held for sale included in prepaid expenses and other current assets and $2.3 million remaining in accrued expenses and other current liabilities in the Consolidated Balance Sheets. We estimate additional costs for retention and relocation to be $0.4 million during the three months ending September 30, 2002. These costs have not been accrued for or recognized in the statement of operations as the costs do not meet the recognition criteria of Emerging Issues Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring),” as of June 30, 2002. We expect to complete the integration by September 2002.

     9.   Related Party Transactions

     When the Company acquired Life Technologies in September of 2000, some members of Life Technologies management were covered by change-in-control agreements. These agreements provided for cash payments and other benefits upon a change in control of Life Technologies and other conditions. Some of these former Life Technologies employees are now key members of management of the Company. These employees were entitled to benefits under the change-in-control agreements, which were collectible upon separation from the Company. Wishing to retain these employees and remove a substantial incentive to separate from the Company, the Company offered to exchange the rights under these change-in-control agreements for “pay to stay” contracts with four individuals in April of 2002. These four employees have relinquished their rights under the change-in-control agreements in exchange for payments totaling $1.8 million, in the aggregate, that will be paid in installments of $0.9 million each in October of 2002 and 2004, based on continuing employment and other conditions. The Company is recognizing the cost of these projected payments over time to match the employment services and other conditions as they are rendered to the Company, which is expected to result in expenses of $1.1 million, $0.4 million, and $0.3 million in 2002, 2003 and 2004, respectively, if all of the conditions are met. For the three months ended June 30, 2002, the Company expensed $0.4 million related to these agreements which has been included in general and administrative expense in the Consolidated Statements of Operations.

     10. Supplemental Cash Flow Information

	For the Six Months
(in thousands)(unaudited)	Ended June 30,

	2002	2001

Cash paid for interest	$10,613	$4,889

Cash paid for income taxes	$13,496	$10,369

     11. Subsequent Event

     On August 1, 2002, the Company announced that its Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock over the next three years. The timing and price of repurchases will depend on market conditions and other factors. Funds for the repurchase are expected to come primarily from cash generated from operations, or funds on hand.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

     Any statements in this Quarterly Report on Form 10-Q concerning the Company’s business outlook or future economic performance, anticipated profitability, revenues, expenses or other financial items, together with other statements that are not historical facts, are “forward-looking statements” as that term is defined under the Federal Securities Laws. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “should,” “intend,” “plan,” “positioned,” “strategy,” “outlook,” “estimate,” “project,” and “continue” or similar words. You should read statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to, those discussed below under “Risk Factors That May Affect Future Results” and elsewhere in this Quarterly Report as well as other risks and uncertainties detailed in our Annual Report on Form 10-K and 10-K/A, filed with the Securities and Exchange Commission on March 11, 2002 and April 5, 2002, respectively. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.

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

     Our Molecular Biology and Cell Culture products are used for research purposes, and their use by our customers is not regulated by the United States Food and Drug Administration, or FDA, or by any comparable international organization, with several limited exceptions. Some of our Cell Culture products and manufacturing sites are subject to FDA regulation and oversight and are required to comply with the Quality System Regulations, which was formerly known as current good manufacturing practice, or GMP, and is described in 21 CFR part 820. Additionally, some of these same sites and products are intended to comply with certain voluntary quality programs such as ISO 9001.

     We manufacture the majority of our products in our manufacturing facilities in Carlsbad and San Diego, California; Frederick, Maryland; Grand Island, New York; and Inchinnan, Scotland. We also have manufacturing facilities in New Zealand, Japan, Brazil, and Israel. In addition, we purchase products from third-party manufacturers for resale.

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

     Our revenues have increased significantly since our inception. The increase in our revenues has been due to several factors: acquisitions; the continued growth of the market for gene identification, cloning, expression, and analysis kits, cell culture products and other products and related services; increasing market acceptance of these kits and products; our introduction of new research kits and products for gene identification, cloning, expression, and analysis; our ability to increase prices; and the expansion of our direct sales and marketing efforts. We plan to continue to introduce new research kits, as we believe continued new product development and rapid product introduction is a critical competitive factor in the market for molecular biology research kits. To support increased levels of sales and to augment our long-term competitive position, we may increase expenditures in sales and marketing, manufacturing and research and development.

     Except for our oligonucleotide, genomics services and cell culture production businesses, which are made-to-order businesses, we principally manufacture products for inventory and ship products shortly after the receipt of orders, and anticipate that we will continue to do so in the future. We do not currently have a significant backlog and do not anticipate we will develop a material backlog in the future. In addition, we rely on third-party manufacturers to supply many of our raw materials, product components, and in some cases, entire products.

     We have acquired a significant number of licenses to use patented technologies from third parties as part of our business activities. We use these licenses as a basis for the development of many of our research kits and other products. We pay royalties to such third parties relating to sales of these research kits, other products and selected services. We recognize royalty expense as a cost of revenue as we incur the related royalties.

     We conduct our operations through subsidiaries in Europe, Asia-Pacific and the Americas. Each subsidiary records its income and expenses using the functional currency of the country in which the subsidiary resides. To consolidate the income and expenses of all of our subsidiaries, we translate each subsidiary’s results into U.S. dollars using average exchange rates during the period. Changes in currency exchange rates have affected, and may continue to affect our consolidated revenues, revenue growth rates, gross margins and net income. In addition, many of our subsidiaries conduct a portion of their business in currencies other than the subsidiary’s functional currency which can result in foreign currency exchange gains or losses. Exchange gains and losses arising from transactions denominated in these currencies are recorded in the consolidated statements of operations using the actual exchange rate differences on the date of the transaction.

     We anticipate that our results of operations may fluctuate on a quarterly and annual basis and will be difficult to predict. The timing and degree of fluctuation will depend upon several factors, including those discussed under “Risk Factors That May Affect Future Results.” In addition, our results of operations could be affected by the timing of orders from distributors, the mix of sales among distributors and our direct sales force. Although we have experienced growth in recent years, we cannot assure you that we will be able to sustain revenue growth or maintain profitability on a quarterly or annual basis or that our growth will be consistent with predictions made by securities analysts.

     RESULTS OF OPERATIONS

     Business Segment Highlights for the Three Months Ended June 30, 2002 and 2001.

			Corporate
	Molecular	Cell	And
(in thousands)(unaudited)	Biology	Culture	Unallocated(1)	Total

Segment Results for the Three Months Ended June 30, 2002
Revenues from external customers	$108,526	$55,764	$—	$164,290

Gross margin	67,261	29,439	(4)	96,696

Gross margin as a percentage of revenues	62%	53%		59%
Selling, administrative and R&D	37,409	12,257	4,874	54,540
Business integration costs and merger-related amortization(2)	—	—	30,599	30,599

Income (loss) from operations	29,852	17,182	(35,477)	11,557
Add back business integration costs and merger-related amortization(3)	—	—	30,633	30,633

Pro forma operating income (loss)	$29,852	$17,182	$(4,844)	$42,190

Operating margin as a percentage of revenues	28%	31%		26%
Segment Results for the Three Months Ended June 30, 2001(4)
Revenues from external customers	$102,157	$57,170	$—	$159,327

Gross margin	61,901	25,281	(34)	87,148

Gross margin as a percentage of revenues	61%	44%		55%
Selling, administrative and R&D	36,474	11,567	3,664	51,705
Business integration costs and merger-related amortization(2)	—	—	70,536	70,536

Income (loss) from operations	25,427	13,714	(74,234)	(35,093)
Add back business integration costs and merger-related amortization(3)	—	—	71,220	71,220

Pro forma operating income (loss)	$25,427	$13,714	$(3,014)	$36,127

Operating margin as a percentage of revenues	25%	24%		23%
Revenue Growth for the Three Months Ended June 30, 2002
Revenues for second quarter 2002	$108,526	$55,764		$164,290
Adjust for effect of foreign exchange rates(5)	(792)	(463)		(1,255)

Currency adjusted revenues	$107,734	$55,301		$163,035

Revenues for second quarter 2002	$108,526	$55,764		$164,290
Less revenues from discontinued products(6)	(779)	(190)		(969)

Revenues from continuing products	107,747	55,574		163,321
Adjust for effect of foreign exchange rates on continuing products(5)	(797)	(503)		(1,300)

Currency adjusted revenues from continuing products	$106,950	$55,071		$162,021

Revenues for second quarter 2001(4)	$102,157	$57,170		$159,327
Less revenues from discontinued products(6)	(2,896)	(7,985)		(10,881)

Revenues from continuing products	$99,261	$49,185		$148,446

Revenue growth (decline) for second quarter 2002	6%	(3%)		3%
Currency adjusted revenue growth (decline)	6%	(3%)		2%
Revenue growth for continuing products	9%	13%		10%
Currency adjusted revenue growth for continuing products	8%	12%		9%

(1)	Unallocated items for the three months ended June 30, 2002 and 2001 include amortization of goodwill of $0 and $44.5 million, amortization of purchased intangibles of $16.1 million and $24.4 million, amortization of deferred compensation of $34,000 and $0.7 million, and business integration costs of $14.5 million and $1.7 million, respectively, which are not allocated by management for purposes of analyzing the operations since they are principally non-cash or one-time items resulting primarily from business restructuring or purchase accounting.

(2)	Excludes deferred compensation for the three months ended June 30, 2002 and 2001 of $34,000 and $0.7 million, respectively, which is allocated to operating expenses.

(3)	Includes amortization of deferred compensation costs.

(4)	2002 presentation of 2001 revenues and gross margin by segment reflects reclassifications of revenues and gross margin between segments due to changes in segment categorization of certain products.

(5)	Changes in foreign exchange rates when compared to the same period in the prior year affected dollar denominated revenues. These adjustments are to arrive at dollar denominated revenues assuming foreign exchange rates that are constant with those during the comparable period of last year.

(6)	Subsequent to the date of the merger with Life Technologies, we discontinued the sale of products that were low growth, low volume and/or low gross margin.

     Business Segment Highlights for the Six Months Ended June 30, 2002 and 2001.

			Corporate
	Molecular	Cell	And
(in thousands)(unaudited)	Biology	Culture	Unallocated(1)	Total

Segment Results for the Six Months Ended June 30, 2002
Revenues from external customers	$216,292	$107,887	$—	$324,179

Gross margin	134,095	54,564	(10)	188,649

Gross margin as a percentage of revenues	62%	51%		58%
Selling, administrative and R&D	75,191	23,577	8,496	107,264
Business integration costs and merger-related amortization(2)	—	—	48,033	48,033

Income (loss) from operations	58,904	30,987	(56,539)	33,352
Add back business integration costs and merger-related amortization(3)	—	—	48,171	48,171

Pro forma operating income (loss)	$58,904	$30,987	$(8,368)	$81,523

Operating margin as a percentage of revenues	27%	29%		25%
Segment Results for the Six Months Ended June 30, 2001(4)
Revenues from external customers	$208,096	$111,933	$—	$320,029

Gross margin	125,069	49,590	(2,667)	171,992

Gross margin as a percentage of revenues	60%	44%		54%
Selling, administrative and R&D	75,761	22,540	7,903	106,204
Business integration costs and merger-related amortization(2)	—	—	143,729	143,729

Income (loss) from operations	49,308	27,050	(154,299)	(77,941)
Add back business integration costs and merger-related amortization(3)	—	—	147,603	147,603

Pro forma operating income (loss)	$49,308	$27,050	$(6,696)	$69,662

Operating margin as a percentage of revenues	24%	24%		22%
Revenue Growth for the Six Months Ended June 30, 2002
Revenues for the first six months 2002	$216,292	$107,887		$324,179
Adjust for effect of foreign exchange rates(5)	1,766	948		2,714

Currency adjusted revenues	$218,058	$108,835		$326,893

Revenues for the first six months 2002	$216,292	$107,887		$324,179
Less revenues from discontinued products(6)	(2,641)	(498)		(3,139)

Revenues from continuing products	213,651	107,389		321,040
Adjust for effect of foreign exchange rates on continuing products(5)	1,659	872		2,531

Currency adjusted revenues from continuing products	$215,310	$108,261		$323,571

Revenues for the first six months 2001(4)	$208,096	$111,933		$320,029
Less revenues from discontinued products(6)	(8,707)	(18,156)		(26,863)

Revenues from continuing products	$199,389	$93,777		$293,166

Revenue growth (decline) for the first six months 2002	4%	(4%)		1%
Currency adjusted revenue growth (decline)	5%	(3%)		2%
Revenue growth for continuing products	7%	15%		10%
Currency adjusted revenue growth for continuing products	8%	15%		10%

(1)	Unallocated items for the six months ended June 30, 2002 and 2001 include amortization of goodwill of $0 and $88.3 million, amortization of purchased intangibles of $32.1 million and $50.5 million, amortization of deferred compensation of $0.1 million and $1.3 million, and business integration costs of $15.9 million and $5.0 million, respectively, which are not allocated by management for purposes of analyzing the operations since they are principally non-cash or one-time items resulting primarily from business restructuring or purchase accounting.

(2)	Excludes deferred compensation for the six months ended June 30, 2002 and 2001 of $0.1 million and $1.3 million, respectively, which is allocated to operating expenses.

(3)	Includes amortization of deferred compensation costs.

(4)	2002 presentation of 2001 revenues and gross margin by segment reflects reclassifications of revenues and gross margin between segments due to changes in segment categorization of certain products.

(5)	Changes in foreign exchange rates when compared to the same period in the prior year affected dollar denominated revenues. These adjustments are to arrive at dollar denominated revenues assuming foreign exchange rates that are constant with those during the comparable period of last year.

(6)	Subsequent to the date of the merger with Life Technologies, we discontinued the sale of products that were low growth, low volume and/or low gross margin.

     Revenues. In addition to our analysis of changes in reported revenues, we have also provided revenue comparisons on a foreign currency constant basis, in order to clarify for investors the changes in our revenues that are unrelated to foreign currency translation effects. We have also reclassified revenues by segment reported for 2001 to conform to the segment classifications used in 2002.

     Revenues for the three months ended June 30, 2002 increased $5.0 million, or 3%, from $159.3 million in 2001 to $164.3 million for 2002. Changes in foreign exchange rates when comparing the second quarter of 2002 with the same period in 2001 increased U.S. dollar-denominated revenues, accounting for $1.3 million of the $5.0 million increase. This increase from changes in foreign exchange rates also increased our revenue growth rate by 1%. Subsequent to the merger with Life Technologies that occurred in September 2000, we discontinued the sale of some products that were low growth, low volume and/or low gross margin. Sales of these products were $1.0 million for the three months ended June 30, 2002, down from $10.9 million for the same period in 2001. Revenues from continuing products for the three months ended June 30, 2002 increased 9% from the same period in 2001, when holding foreign currency exchange rates constant.

     Revenues for the six months ended June 30, 2002 increased $4.2 million, or 1%, from $320.0 million in 2001 to $324.2 million for 2002. This increase has been reduced by $2.7 million resulting from changes in foreign exchange rates when comparing the first six months of 2002 with the same period in 2001, which reduced U.S. dollar-denominated revenues and reduced our revenue growth rate by 1%. Sales of discontinued products were $3.1 million for the six months ended June 30, 2002, down from $26.9 million for the same period in 2001. Revenues from continuing products for the six months ended June 30, 2002 increased 10% from the same period in 2001, when holding foreign currency exchange rates constant.

     Changes in the value of certain currencies, including the Japanese Yen, the British Pound sterling and the Euro, can significantly increase or decrease our reported revenue on sales made in these currencies and could result in a material positive or negative impact on our reported results. In addition to foreign currency rates, we expect that future revenues will be affected by, among other things, new product introductions, competitive conditions, customer research budgets, government research funding, the rate of expansion of our customer base, price increases and product discontinuations.

     Molecular Biology Segment Revenues. Revenues for the Molecular Biology segment increased $6.4 million, or 6%, from $102.2 million for the three months ended June 30, 2001, to $108.5 million in 2002. The $108.5 million of Molecular Biology revenues in 2002 includes $0.8 million of revenues from the sale of products that were divested or discontinued, down from $2.9 million sold in the same period last year. Changes in foreign exchange rates increased dollar-denominated Molecular Biology revenues by $0.8 million when comparing the three months ended June 30, 2002 with the same period in 2001. Holding foreign exchange rates constant with 2001, sales of continuing Molecular Biology products during the three months ended June 30, 2002 increased 8% from 2001 revenues for the same period. Our cloning and gene expression, separation and analysis, and amplification products lines, increased 19% during the three months ended June 30, 2002 on a currency comparable basis with 2001. Other molecular biology product lines, including oligonucleotides, custom services, licensing and royalties, were 30% lower than last year on a currency comparable basis for the three months ended June 30, 2002.

     Revenues for the Molecular Biology segment increased $8.2 million, or 4%, from $208.1 million for the six months ended June 30, 2001, to $216.3 million in 2002. The $216.3 million of Molecular Biology revenues in 2002 includes $2.6 million of revenues from the sale of products that were divested or discontinued, down from $8.7 million sold in the same period last year. Changes in foreign exchange rates decreased dollar-denominated Molecular Biology revenues by $1.8 million when comparing the six months ended June 30, 2002 with the same period in 2001. Holding foreign exchange rates constant with 2001, sales of continuing Molecular Biology products during the six months ended June 30, 2002 increased 8% from 2001 revenues for the same period. Our cloning and gene expression, separation and analysis, and amplification products lines, increased 18% during the six months ended June 30, 2002 on a currency comparable basis with 2001. Other molecular biology product lines, including oligonucleotides, custom services, licensing and royalties, were 25% lower than last year on a currency comparable basis for the six months ended June 30, 2002.

     Sales growth for our cloning and gene expression, separations and analysis, and amplification product lines, which slowed during the first three months of 2002 to a 16% currency adjusted revenue growth rate, improved to a 19% currency adjusted growth rate for the second quarter of 2002. Currently, we expect our revenue growth for this portion of our business to grow in the 15% to 20% range for the remainder of 2002.

     The decline in other molecular biology product lines mainly resulted from the closure of our Huntsville, Alabama operation in addition to production capacity shortages and longer delivery times to some of our customers in the U.S, which was caused by strong demand in 2001 for our custom oligonucleotides. To address the capacity shortages, we placed into service new, low-cost production equipment during the latter part of 2001 that improved our on-time delivery of custom oligonucleotides during the first half of 2002.

     If revenue growth for our core molecular biology products slows, or if revenues for oligonucleotides and custom services continues to decline, this could result in a material negative impact on our revenue for 2002.

     Cell Culture Segment Revenues. Revenues for the Cell Culture segment for the three months ended June 30, 2002 decreased $1.4 million, or 3%, from $57.2 million in 2001 to $55.8 million in 2002. The $55.8 million of Cell Culture revenues for the three months ended June 30, 2002 includes $0.2 million of revenues from the sale of products that were divested or discontinued, down from $8.0 million sold in the same period last year, which included revenues from our BioSepra business that was sold in July 2001. Changes in foreign exchange rates during the second quarter of 2002 increased U.S. dollar-denominated revenues by $0.5 million. Holding foreign exchange rates constant with 2001, sales of continuing Cell Culture products during the three months ended June 30, 2002 increased 12% from 2001 revenues for the same period. This increase reflects sales of Cell Culture products for research applications that increased 15% during the three months ended June 30, 2002 on a currency comparable basis.

     Revenues for the Cell Culture segment for the six months ended June 30, 2002 decreased $4.0 million, or 4%, from $111.9 million in 2001 to $107.9 million in 2002. The $107.9 million of Cell Culture revenues for the six months ended June 30, 2002 includes $0.5 million of revenues from the sale of products that were divested or discontinued, down from $18.2 million sold in the same period last year, which included revenues from our BioSepra business that was sold in July 2001. Changes in foreign exchange rates during the first six months of 2002 reduced U.S. dollar-denominated revenues by $0.9 million. Holding foreign exchange rates constant with 2001, sales of continuing Cell Culture products during the six months ended June 30, 2002 increased 15% from 2001 revenues for the same period. This increase reflects sales of Cell Culture products for large-scale production applications that increased 19% during the six months ended June 30, 2002 on a currency comparable basis.

     Sales of cell culture products for large scale production applications can vary significantly due to customer demand. As a result, cell culture revenue growth rates can vary significantly.

     Gross Margin. Our gross margin for the three months ended June 30, 2002, was 59% compared with 55% for the same period in 2001. For the six months ended June 30, 2002, gross margin was 58% compared with 54% for the same period in 2001. Cost of sales in the first quarter of 2001 included a $2.6 million merger-related inventory valuation charge from the Life Technologies merger. Under the purchase method of accounting, inventories acquired in the merger are recorded at their fair value, which generally requires a non-cash write-up to estimated selling prices less the cost to sell or dispose of the inventory. Subsequent sales of this inventory result in costs of sales that are generally higher than our manufactured inventory, which is recorded at the lower of cost or market. Excluding this non-cash incremental cost, gross margin for the first six months in 2001 was 55%. We have instituted various programs to improve gross margin since the Life Technologies merger, including cost reductions, price adjustments and the discontinuation or sale of lower-margin product lines.

     Gross margin for the Molecular Biology segment for the three months ended June 30, 2002 and 2001, was 62% and 61%, respectively, and for the Cell Culture segment was 53% and 44%, respectively. For the six months ended June 30, 2002 and 2001, gross margin for the Molecular Biology segment was 62% and 60%, respectively, and for the Cell Culture segment was 51% and 44% for the same periods, respectively. The significant increase in the Cell Culture gross margin in 2002 from 2001 was attributable to lower sales in 2002 of low-margin, discontinued products, a favorable change in the mix of sales for research and production applications, a favorable change in the mix of higher-margin, proprietary media sales in 2002, and higher selling prices in 2002, especially for fetal bovine serum. While these items combined had a favorable impact in the second quarter of 2002, we expect margins for our Cell Culture segment to be lower during the next year as we do not anticipate this combination of favorable effects to continue. We are currently incurring higher raw material costs for fetal bovine serum and expect margins to be lower, especially if the higher selling prices for fetal bovine serum do not continue.

     We believe that gross margin for future periods will be affected by, among other things, the continuing integration of previously acquired businesses in addition to sales volumes, competitive conditions, royalty payments on licensed technologies, the cost of raw materials and foreign currency rates.

     Sales and Marketing. Sales and marketing expenses increased $3.5 million from $26.7 million for the three months ended June 30, 2001, to $30.2 million for 2002. As a percentage of revenues, sales and marketing expenses increased from 17% for the second quarter of 2001 to 18% for the same period in 2002. Sales and marketing expenses increased $3.7 million from $55.9 million for the six months ended June 30, 2001, to $59.6 million for 2002. As a percentage of revenues, sales and marketing expenses remained the same at 18% for both 2002 and 2001. The absolute increase in sales and marketing expenses is primarily due to increased headcount and promotional spending, partially offset by reductions from the closure of our Alabama location in April 2002 and the sale of our BioSepra entity in July 2001.

     Sales and marketing expenses for the three months ended June 30, 2002 for the Molecular Biology segment were $23.2 million, or 21% of segment revenues compared to $19.3 million, or 19% for the same period in 2001. Sales and marketing expenses for the six months ended June 30, 2002 for the Molecular Biology segment were $45.8 million, or 21% of segment revenues compared to $41.6 million, or 20% for the same period in 2001.

     Expenses for Cell Culture were $6.9 million, or 12% of segment revenues for the first three months in 2002 compared to $7.2 million, or 13% for the same period in 2001. Expenses for Cell Culture were $13.8 million, or 13% of segment revenues for the first six months in 2002 compared to $14.0 million, or 13% for the same period in 2001.

     General and Administrative. General and administrative expenses for the three months ended June 30, 2002 increased $1.5 million from $15.2 million in 2001 to $16.7 million in 2002. As a percentage of revenues, general and administrative expenses for the second quarter remained the same at 10% for both 2002 and 2001. General and administrative expenses for the six months ended June 30, 2002 increased $2.0 million from $30.3 million in 2001 to $32.3 million in 2002. As a percentage of revenues, general and administrative expenses for the first six months remained the same at 10% for both 2002 and 2001. The absolute increase in general and administrative expenses is due to increased headcount in Carlsbad and related increased spending, and costs to purchase the rights to change-in-control agreements from four key management members offset by cost reductions in Alabama.

     General and administrative expenses for the three months ended June 30, 2002 for the Molecular Biology segment were $7.9 million, or 7% of segment revenues compared to $8.9 million, or 9% for the same period in 2001. General and administrative expenses for the six months ended June 30, 2002 for the Molecular Biology segment were $16.9 million, or 8% of segment revenues compared to $17.1 million, or 8% for the same period in 2001.

     Expenses for Cell Culture for the three months ended June 30, 2002 were $3.9 million, or 7% of segment revenues compared to $3.0 million, or 5% for the same period in 2001. Expenses for Cell Culture for the first six months in 2002 were $7.0 million, or 6% of segment revenues compared to $5.8 million, or 5% for the same period in 2001.

     Research and Development. Research and development expenses decreased $2.1 million from $9.8 million for the three months ended June 30, 2001, to $7.7 million for 2002. Research and development expenses decreased $4.7 million from $20.0 million for the six months ended June 30, 2001, to $15.3 million for 2002. As a percentage of revenues, research and development expenses decreased from 6% in 2001 to 5% in 2002 for both the three and six month periods. The decrease in research and development expenses reflects the transition of research and development positions from our Maryland facilities to California during 2001 and the closure of our Alabama facility. During the remainder of 2002 we expect research and development expenses as a percentage of revenues to increase on a quarterly basis as we continue to recruit and hire qualified scientists in California.

     Research and development expenses for the three months ended June 30, 2002, for the Molecular Biology segment were $6.3 million, or 6% of segment revenues compared to $8.3 million, or 8% for the same period in 2001. Research and development expenses for the six months ended June 30, 2002, for the Molecular Biology segment were $12.5 million, or 6% of segment revenues compared to $17.1 million, or 8% for the same period in 2001.

     Expenses for Cell Culture for the first three months in 2002 and 2001 remained the same at $1.4 million, or 3% of segment revenues in 2002 and 2% of segment revenues in 2001. Expenses for Cell Culture for the first six months in 2002 increased slightly from $2.7 million in 2001 to $2.8 million, or 3% of segment revenues for both periods.

     Goodwill Amortization. Effective January 1, 2002, we adopted SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” which eliminated the amortization of goodwill. The adoption of these statements also resulted in the reclassification of the net book value assigned to the assembled workforce intangible at December 31, 2002, which totaled $33.4 million, to goodwill. Amortization expense for goodwill and the assembled workforce intangible for the three and six months ended June 30, 2001, totaled $45.3 million and $90.6 million, respectively. With the adoption of SFAS No. 141 and SFAS No. 142 at the beginning of this year, we expect that the elimination of goodwill and assembled workforce amortization will have a positive impact on net income for the year ended December 31, 2002, of $178.6 million, net of tax.

     SFAS No. 142 requires an initial evaluation for impairment of goodwill balances upon adoption of the new accounting pronouncement. We have completed our initial review for potential impairment of goodwill that existed at January 1, 2002, and have determined that no impairment of goodwill existed at January 1, 2002. SFAS No. 142 also requires periodic evaluations for impairment of goodwill balances. We expect to complete our annual evaluation for impairment of goodwill during the three months ending December 31, 2002. A significant decline in our stock price, revenue or earnings growth, unanticipated competition and loss of key personnel are among many factors that could result in an impairment charge that could have a material negative impact on our operating results.

     Other Purchased Intangibles Amortization. Amortization expense for other purchased intangible assets acquired with the Life Technologies merger was $16.1 million for the three months ended June 30, 2002 and $24.4 million for the same period in 2001. Expense for the six months ended June 30, 2002 and 2001 was $32.1 million and $50.5 million, respectively. The reduction in expense from 2001 to 2002 resulted from the reclassification of the assembled workforce intangible to goodwill and the assignment of an indefinite life to the portion of the purchased tradenames and trademarks allocated to the GIBCO tradename, which totaled $8.7 million at December 31, 2001. In accordance with SFAS No. 142, both of these intangibles are no longer amortized beginning January 1, 2002. The reduction in expense also resulted from the sale of our BioSepra business in July 2001 and the related disposition of purchased intangibles assigned to that business in addition to one intangible asset that became fully amortized in September 2001. With the adoption of SFAS No. 141 and SFAS No. 142 at the beginning of this year, the sale of our BioSepra business last year and completed amortization of one purchased intangible asset in 2001, we expect that the reduction in amortization expense on these purchased intangibles will approximate $26.2 million and will positively affect net income by approximately $15.9 million for the year ended December 31, 2002.

     Business Integration Costs. In April 2002, we announced our plan to integrate our operations in Alabama with the rest of the company. Restructuring costs for the three months ended June 30, 2002 totaled $13.8 million and include $9.5 million in impairment losses on facilities and equipment and $4.3 million in severance and relocation costs. We estimate additional costs for relocation of personnel and equipment to be $0.4 million during the three months ending September 30, 2002. These costs have not been accrued for or recognized in the statement of operations because, as of June 30, 2002, the costs do not meet the recognition criteria of Emerging Issues Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” We have completed the closure of this facility expect to complete the integration into the rest of our operations by September 2002.

     Merger-related business integration costs for the three and six months ended June 30, 2002, totaled $0.8 million and $2.1 million, respectively, and are for the restructuring and integration of the operations of Life Technologies and Invitrogen that are not part of the purchase price of the acquisition since the costs incurred benefit future operations of the combined companies. These costs are mainly comprised of $1.6 million for the retention of employees in Maryland and $0.5 million to relocate property as we transitioned employees, functions and property from Maryland to California during the first half of 2002.

     Interest Income. Interest income increased by $1.3 million from $5.5 million for the three months ended June 30, 2001, to $6.9 million for the same period in 2002. For the six months ended June 30, interest income increased by $2.1 million from $10.8 million in 2001 to $12.9 million in 2002. The increases during 2002 were mainly attributable to larger balances of cash and investments during 2002, partially offset by lower rates of interest earned on investments during 2002.

     Interest Expense. Interest expense increased $3.3 million from $2.7 million for the three months ended June 30, 2001, to $6.1 million for the same period in 2002. For the six months ended June 30, interest expense increased $6.7 million from $5.4 million in 2001 to $12.1 million in 2002. The increase in 2002 was due mainly to interest on the 2¼% Convertible Subordinated Notes due 2006 that were issued in December 2001.

     Other Income (Expense), Net. Net other expense was $0.7 million for the three months ended June 30, 2002, compared with net other income of $1.3 million for the same period in 2001. Net other expense for the six months ended June 30, 2002, was $0.8 million compared with net other income of $2.9 million for the same period in 2001. The second quarter of 2002 includes a loss of $0.5 million on the sale of our Serva subsidiary that was sold in June 2002. The first and second quarters of 2001 included a $1.3 million gain on the sale of an electrophoresis product line and a $1.0 million gain on the sale of a facility in Europe, respectively. The remainder of the difference for the three and six months ended June 30, 2002 includes $0.3 million and $0.6 million, respectively, in lower net periodic pension income from the Dexter Postretirement Health Benefit Program that is overfunded but is amortizing unrecognized losses in 2002. The net periodic pension income is recognized as other nonoperating income since the plan provides benefits to participants who are not employees of the Company, but for which Invitrogen assumed liability at the time of the merger with Dexter. For the full year 2002 the net periodic pension income is estimated to be $1.1 million lower than that recognized during 2001 due to the amortization of unrecognized losses.

     Provision for Income Taxes. The income tax provision for the six months ended June 30, 2002, was $10.3 million on pre-tax income of $33.4 million. Included in pre-tax income are certain merger related costs and amortization expense of certain purchased intangibles that are deductible at rates higher than our effective tax rate for all other pre-tax income. Excluding the impact of these costs and expense, our effective tax rate was 35.5% for the six months ended June 30, 2002 compared with 35.4% for the full year 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Operating activities provided net cash of $63.0 million during the six months ended June 30, 2002. This net generation of cash from operations includes a use of cash of $12.7 million from higher trade accounts receivables balances as days sales outstanding increased. Business integration costs incurred to integrate our operations in Alabama with the rest of the company for the three months ended June 30, 2002 totaled $13.8 million and included $9.5 million in impairment losses on facilities and equipment and $4.3 million in severance and relocation costs. We estimate additional costs for relocation of personnel and equipment to be $0.4 million during the three months ending September 30, 2002. Merger-related business integration costs for the six months ended June 30, 2002, totaled $2.1 million and were attributed to the restructuring and integration of the operations of Life Technologies and Invitrogen that are not part of the purchase price of the acquisition since the costs incurred benefit future operations of the combined companies. These costs are mainly comprised of $1.6 million for the retention of employees in Maryland and $0.5 million to relocate property as we transitioned employees, functions and property from Maryland to California. As of June 30, 2002, we had $11.9 million in accrued merger and restructuring related costs that are included in accrued expenses and other current liabilities in the consolidated balance sheets, the majority of which we expect to pay during the remainder of the year.

     Net cash used in investing activities was $205.6 million, and reflects a net $175.9 million that was invested in marketable securities with maturities greater than three months and capital expenditures and payments for intangible assets (primarily intellectual properties) during the six months ended June 30, 2002, which totaled $30.8 million and $0.6 million, respectively. These net uses were offset by $1.1 million in cash received, net of cash sold, from the sale of our Serva subsidiary. For the year ending December 31, 2002, we expect spending for capital equipment and information technology to range from $45 million to $50 million, including $17 million to $20 million necessary to complete the build out of our new 320,000 square foot multi-purpose facility in Carlsbad, California.

     We are offering for sale certain facilities in Frederick, Maryland and Huntsville, Alabama which became idle or excess as we have consolidated our operations. We currently estimate net proceeds from the sales of these facilities to total approximately $27 million, however, the actual proceeds could differ materially from our estimate and we are not able to predict when these facilities will be sold, if at all. As of the end of July 2002, we have $15.4 million recorded as assets held for sale, of which $7.1 million was included in prepaid expenses and other current assets in the Consolidated Balance Sheets at June 30, 2002, and another $8.3 million was listed for sale in July 2002.

     Net cash used in financing activities totaled $0.4 million, and includes $2.6 million used to reduce our outstanding line of credit balance in Japan to zero, offset by $2.5 million in proceeds from stock issued under employee stock plans.

     On August 1, 2002, the Company announced that its Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock over the next three years. The timing and price of repurchases will depend on market conditions and other factors. Funds for the repurchase are expected to come primarily from cash generated from operations, or funds on hand.

     We are also seeking corporate and technology acquisition opportunities that support our molecular biology and cell culture platforms. While we cannot predict the timing or size of any future acquisitions, or if any will occur at all, a significant amount of our cash and/or stock may be used to acquire companies, assets or technologies. We could also choose to fund any acquisitions, at least partly, with new debt.

     During the six months ended June 30, 2002, we recorded a reduction in our current tax liability of $0.6 million representing the tax benefit for non-qualified stock option exercises and disqualifying dispositions of our common stock by employees during the year. This benefit is reflected as additional paid-in-capital in the June 30, 2002, consolidated balance sheet. During this same time period we also recognized a $4.5 million reduction in additional paid-in-capital and an offsetting increase in our taxes payable resulting from amendments to 2001 taxable income subsequent to 2001 for some employees as they provided changes to their taxable transaction survey letters.

     We have $500 million principal amount of 2¼% Convertible Subordinated Notes, or 2¼% Convertible Notes, due 2006, outstanding at June 30, 2002. Interest on the 2¼% Convertible Notes is payable semi-annually on June 15th and December 15th. The 2¼% Convertible Notes were issued at 100% of principal value, and are convertible into 5.8 million shares of common stock at the option of any holder at any time at a price of $86.10 per share. The 2¼% Convertible Notes may be redeemed, in whole or in part, at our option on or after December 20, 2005 at 100% of the principal amount.

     We also have $172.5 million principal amount of 5½% Convertible Subordinated Notes, or 5½% Convertible Notes, due 2007, outstanding at June 30, 2002. Interest on the 5½% Convertible Notes is payable semi-annually on March 1st and September 1st. The 5½% Convertible Notes were issued at 100% of principal value and are convertible into 2.0 million shares of common stock at the option of the holder at any time at a price of $85.20 per share. The 5½% Convertible Notes may be redeemed, in whole or in part, at our option on or after March 1, 2003, at an initial premium of 103.143% of the principal amount. The premium declines annually to 100% of the principal amount of the notes at March 1, 2007.

     In the event of a change of control of the Company, the holders of the 2¼% Convertible Notes and the 5½% Convertible Notes each have the right to require us to repurchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of the notes plus all accrued and unpaid interest.

     As of June 30, 2002, we had cash and cash equivalents of $744.9 million, short-term investments of $48.8 million, long-term investments of $320.1 million and working capital of $902.3 million, excluding restricted cash and investments. Our funds are currently invested in overnight money market accounts, time deposits, commercial paper, demand notes, corporate bonds, municipal notes and bonds, U.S. treasury obligations and government agency notes. As of June 30, 2002, foreign subsidiaries in Brazil, Japan and New Zealand had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The U.S. dollar equivalent of these facilities total $5.3 million, of which $0.2 million was outstanding at June 30, 2002.

     We expect that our current cash and cash equivalents, short-term and long-term investments, funds from operations and interest income earned thereon will be sufficient to fund our current operations for at least 12 months. Our future capital requirements and the adequacy of our available funds will depend on many factors, including future business acquisitions, future stock or note repurchases, scientific progress in our research and development programs and the magnitude of those programs, our ability to establish collaborative and licensing arrangements, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and competing technological and market developments.

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

     Revenue Recognition. We derive our revenue from the sale of our products, services and technology. We recognize revenue from product sales upon transfer of title to the product, which generally occurs upon shipment to the customer. We generally ship to our customers FOB shipping point. In cases where customers order and pay for large batches of cell culture products and request that we store a portion of the batch for them, we record any material up-front payments as deferred revenue in accrued expenses and other current liabilities in the consolidated balance sheets and recognize revenue upon shipment of the product to the customer. The Securities and Exchange

Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition,” or SAB 101, provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. We believe that our revenue recognition policy is consistent with this guidance and in accordance with generally accepted accounting principles. If our shipping policies, including the point of title transfer, were to change, materially different reported results would be likely.

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

     Where we receive a one-time up front license fee, even though it may be non-refundable, we generally record the payment as deferred revenue and amortize it into revenue over the life of the licensing contract. The portion of the up-front fee that we defer or recognize is dependant on the terms of the agreement and the facts and circumstances specific to the contract, which include: our ongoing involvement and provision of services or product, milestones, the current market rate for royalties, our historical royalty rates imposed on similar licensing contracts, specific facts involved in the negotiation of the contract, and “buy-downs” on annual royalty rates.

     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base these estimates and assumptions upon historical experience and existing, known circumstances. Actual results could differ from those estimates. Specifically, management must make estimates in the following areas:

•	Allowance for doubtful accounts. We provide a reserve against our receivables for estimated losses that may result from our customers’ inability to pay. We determine the amount of the reserve by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers’ country or industry, historical losses and our customers’ credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this reserve. To minimize the likelihood of uncollectibility, customers’ credit-worthiness is reviewed periodically based on external credit reporting services and our experience with the account and adjusted accordingly. Should a customer’s account become past due, we generally place a hold on the account and discontinue further shipments to that customer, minimizing further risk of loss. Additionally, our policy is to fully reserve for all accounts with aged balances greater than one year. The likelihood of a material loss on an uncollectible account would be mainly dependent on deterioration in the overall economic conditions in a particular country or environment. Reserves are fully provided for all expected or probable losses of this nature. Gross trade accounts receivables totaled $108.6 million and the allowance for doubtful accounts was $5.7 million at June 30, 2002.

•	Inventory adjustments. Inventories are stated at lower of cost or market. We review the components of our inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. Stock levels in excess of one year’s expectation of usage or sales are fully reserved. The likelihood of any material inventory write-down is dependent on customer demand, competitive conditions or new product introductions by us or our customers that vary from our current expectations. Inventories were stated at $86.1 million at June 30, 2002.

•	Valuation of goodwill. In 2002, Statement of Financial Accounting Standards No. 142, or SFAS No. 142, “Goodwill and Other Intangible Assets” became effective and as a result, we ceased amortization of goodwill. In lieu of amortization, we are required to perform an annual review for impairment. Goodwill is considered to be impaired if we determine that the carrying value of the reporting unit exceeds its fair value. In addition to the annual review, an interim review is required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include:

o	A significant adverse change in legal factors or in the business climate

o	An adverse action or assessment by a regulator

o	Unanticipated competition

o	A loss of key personnel

o	A more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of

o	The testing for recoverability under Statement 144 of a significant asset group within a reporting unit

o	Recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

With the adoption of SFAS No. 142, we performed an initial review for impairment of our goodwill as of January 1, 2002 and have determined that no impairment existed at that date. SFAS No. 142 also requires periodic evaluations for impairment of goodwill balances. We expect to complete our annual evaluation for impairment of goodwill during the fourth quarter of each year. Assessing the impairment of goodwill requires us to make assumptions and judgments regarding the fair value of the net assets of our reporting units. Additionally, since our reporting units share the majority of our assets, we must make assumptions and estimates in allocating the carrying value as well as the fair value of net assets to each reporting unit.

We cannot assure you that when we complete our annual or other periodic review for impairment of goodwill that a material impairment charge will not be recorded. Goodwill totaled $753.9 million at June 30, 2002.

•	Valuation of intangible and other long-lived assets. We periodically assess the impairment of intangible and other long-lived assets which require us to make assumptions and judgments regarding the carrying value of these assets. The assets are considered to be impaired if we determine that the carrying value may not be recoverable based upon our assessment of the following events or changes in circumstances:

o	the asset’s ability to continue to generate income from operations and positive cash flow in future periods;

o	any volatility or significant decline in our stock price and market capitalization compared to our net book value;

o	loss of legal ownership or title to the asset;

o	significant changes in our strategic business objectives and utilization of the asset(s); or

o	the impact of significant negative industry or economic trends

If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. In addition, we base the useful lives and related amortization or depreciation expense on our estimate of the period that the assets will generate revenues or otherwise be used by us. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase. At June 30, 2002, the net book value of identifiable intangible assets that are subject to amortization totaled $367.3 million, the net book value of unamortized identifiable intangible assets with indefinite lives totaled $7.5 million and the net book value of property, plant and equipment totaled $132.4 million.

•	Accrued merger and restructuring related costs. To the extent that exact amounts are not determinable, we have estimated amounts for direct costs of our acquisitions, merger-related expenses and liabilities related to our business combinations and restructurings in accordance with the Emerging Issues Task Force, or EITF, Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring),” and EITF Issue 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Our accrued merger and restructuring related costs were $11.9 million at June 30, 2002 and we expect to incur an additional $0.4 million during the third quarter of 2002 for the closure of our Alabama operations, which will be accrued for or recognized in the statement of operations in accordance with the recognition criteria of EITF 94-3. Materially different reported results would be likely if any of the estimated costs or expenses were different from our estimations or if the approach, timing and extent of the restructuring plans adopted by management were different.

•	Litigation reserves. Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in the consolidated balance sheets. The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the favorable or unfavorable outcome of the particular litigation. Both the amount and range of loss on the remaining pending litigation is uncertain. As such, we are unable to make a reasonable estimate of the liability that could result from unfavorable outcomes in litigation. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operation and financial position.

•	Insurance, environmental and divestiture reserves. We maintain self-insurance reserves to cover potential property, casualty and workers’ compensation exposures from certain former business operations of Dexter. These reserves are based on actuarially determined loss probabilities and take into account loss history as well as actuarial projections based on industry statistics. We also maintain environmental reserves to cover estimated costs for certain environmental exposures assumed in the merger with Dexter. The environmental reserves, which are not discounted, are determined by management based upon currently available information. Divestiture reserves are maintained for known claims and warranties assumed in the merger with Dexter. The warranty reserves are based on management estimates that consider historical claims. As actual losses and claims become known to us, we may need to make a material change in our estimated reserves which could also materially impact our results of operations. Our insurance, environmental and divestiture reserves were $11.5 million at June 30, 2002.

•	Benefit and pension plans. We sponsor and manage several retirement and health plans for employees and former employees. Accounting and reporting for the pension plans requires the use of assumptions for discount rates, expected returns on plan assets and rates of compensation increase that are used by our actuaries to determine our liabilities and annual expenses for these plans in addition to the value of the plan assets included in our consolidated balance sheets. Our actuaries also rely on assumptions, such as mortality rates, in preparing their estimates for us. The likelihood of materially different valuations for assets, liabilities or expenses, would depend on interest rates, investment returns or actuarial assumptions that are different from our current expectations.

•	Valuation of deferred income taxes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The likelihood of a material change in our expected realization of these assets depends on future taxable income, our ability to deduct tax loss carryforwards against future taxable income, the effectiveness of our tax planning and strategies among the various tax jurisdictions in which we operate, changes in the deductibility of interest paid on our convertible subordinated debt and any significant changes in the tax treatment received on our business combinations.

•	Segment Information. We provide segment financial information and results for our Molecular Biology and Cell Culture segments based on the segregation of revenues and expenses used for management’s assessment of operating performance and operating decisions. Expenses shared by the segments require the use of judgments and estimates in determining the allocation of expenses to the two segments. Different assumptions or allocation methods could result in materially different results by segment. Also, we do not currently segregate assets by segment as a significant portion of our total assets are intangible assets and cash and cash equivalents which we do not assign to our two operating segments. We are evaluating the feasibility and usefulness of assigning our other assets to the Molecular Biology and Cell Culture segments and may report assets by segment in the future. We also do not report product line information as it would be impracticable to do so.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement No. 141, or SFAS No. 141, “Business Combinations,” and Statement No. 142, or SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS No. 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001 are to be reassessed and the remaining amortization periods adjusted accordingly. SFAS No. 142 is effective January 1, 2002.

     The net book value assigned to the assembled workforce intangible at December 31, 2001, which totaled $33.4 million, has been reclassified and reported as goodwill and is no longer amortized beginning January 1, 2002.

Additionally, the net book value of the purchased tradenames and trademarks assigned to the GIBCO tradename, which totaled $7.5 million at December 31, 2001, is no longer amortized beginning January 1, 2002, in accordance with SFAS No. 142, due to its indefinite life. Based on the current values assigned to goodwill, assembled workforce and the GIBCO tradename, we expect that the elimination of goodwill amortization and indefinite-lived intangible asset amortization will have a positive impact on reported net income for the year ended December 31, 2002 of approximately $179.2 million, net of tax. During the second quarter of 2002, we completed the impairment test of goodwill and indefinite-lived intangible assets as of January 1, 2002 as required by SFAS No. 142. We have determined that no impairment of the carrying values of goodwill and indefinite-lived intangible assets existed at January 1, 2002, the date of adoption. SFAS No. 142 also requires periodic evaluations for impairment of goodwill and indefinite-lived intangible asset balances. We expect to complete our annual evaluation for impairment during the three months ending December 31, 2002. We cannot assure you that at the time the review is completed a material impairment charge will not be recorded.

     In October 2001, the Financial Accounting Standards Board issued Statement No. 144, or SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 replaces Statement No. 121 and provisions of APB Opinion No. 30 for the disposal of segments of a business and is effective for fiscal years beginning after December 15, 2001. The statement creates one accounting model, based on the framework established in Statement No. 121, to be applied to all long-lived assets including discontinued operations. SFAS No. 144 is effective January 1, 2002. We have determined that there is no material impact of this Statement on our consolidated financial statements.

FOREIGN CURRENCY TRANSLATION

     We translate the financial statements of our non-U.S. operations into U.S. dollars for consolidation using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. Net gains or losses resulting from the translation of foreign financial statements, the effect of exchange rate changes on intercompany receivables and payables of a long-term investment nature, and net exchange rate gains and losses on the value of financial contracts entered into that hedge the value of these long-term intercompany receivables and payables are recorded as a separate component of stockholders’ equity. These adjustments will affect net income only upon sale or liquidation of the underlying non-U.S. investment.

     Changes in foreign currency exchange rates can affect our reported results of operations, which are reported in U.S. dollars. Based on the foreign currency rate in effect at the time of the translation of our non-U.S. results of operations into U.S. dollars, reported results could be different from prior periods even if the same amount and mix of our products were sold at the same local prices during the two periods. This will affect our reported results of operations, and also makes the comparison of our business performance in two periods more difficult. For example, our revenues for the six months ended June 30, 2002 were $324.2 million using applicable foreign currency exchange rates for that period. However, applying the foreign currency exchange rates in effect during the six months ended June 30, 2001 to our non-U.S. revenues for 2002 results in revenues of $326.9 million. Therefore, as a result of the change in the applicable foreign currency exchange rates, our 2002 revenues reported in U.S. dollars were negatively affected by $2.7 million. These changes in currency exchange rates have affected, and will continue to affect our reported results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities. To assist investors with the comparisons of our underlying business between currently reported periods, we have provided our revenue and growth rate results on a foreign currency comparable basis.

FORWARD-LOOKING STATEMENTS

     Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. We often, but not always, make these statements through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “may,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “continue,” “outlook” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from the results expressed in the statements. Any forward-looking statements are qualified in their entirety by reference to the factors discussed below under “Risk Factors that May Affect Future Results” as well as other risks and uncertainties detailed in our Annual Report on Form 10-K and Form 10-K/A, filed with the Securities and Exchange Commission on March 11, 2002 and April 5, 2002, respectively. These risk factors identify important matters that could cause our actual results to differ materially from those projected in the forward-looking statements made in this Quarterly Report on Form 10-Q, and therefore, you should not unduly rely on any such forward-looking statements. Further, any forward-looking statement applies only as of the date on which it is made. We do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict the factors that will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

     We merged with Life Technologies on September 14, 2000. In addition, since the beginning of 2000, we have acquired Dexter Corporation, Research Genetics, Inc. and Ethrog Biotechnologies, Ltd. Our integration of the operations of Life Technologies and these previously-acquired companies will continue to require significant efforts, including the coordination of research and development and sales and marketing efforts. We may find it difficult to integrate fully the operations of these acquired companies. A significant number of employees from these acquired companies have left us or we have terminated their employment, and others may leave or have their employment terminated during the continuing integration. Some of these employees had change in control agreements pursuant to which we have made significant lump sum cash payments. We have entered into Retention and Settlement Agreements with some of these employees that will require us to make significant lump sum cash payments during the third quarter of 2002 and 2004, provided the employees continue to be employed at such time and satisfy other requirements of the agreements.

     We recently completed the closure of our facility in Huntsville, Alabama and are working to integrate those operations into our operations in Carlsbad, California, Frederick, Maryland and Grand Island, New York. There will be additional expenses related to the reorganization of our Huntsville operations, which will require us to make additional severance or other payments, could result in significant write offs of assets, and could result in litigation.

     Our U.S. headquarters and pre-merger operations are located in Carlsbad, California. As a result of our mergers, we have operations in Frederick, Maryland; and Grand Island, New York; as well as locations throughout Europe and Asia-Pacific. Because our facilities are physically separated and we are relocating certain facilities, it may be difficult for us to communicate effectively with, manage and integrate these employees and operations with the rest of our company. Such difficulties could seriously damage our operations and consequently our financial results.

     A number of factors could affect our ability to realize the full value of the businesses we have acquired, including:

•	our ability to maintain customer loyalty and product orders with the product lines and sales and marketing practices of the combined company, including price increases, which may differ significantly from the historical practices a customer experienced;

•	the ability of the combined company to increase sales of businesses’ products; and

•	the ability of the combined company to operate efficiently and achieve cost savings.

     Even if we are able to integrate our acquired operations, we cannot assure you that we will achieve synergies from the combined operations. Our stock price could suffer if the market developed a perception that we had not achieved the maximum benefit from an acquired business or that an acquisition we completed was not successful.

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

     In addition, demand for our products may weaken, and cause a material adverse effect on our financial condition. For example, revenue growth from oligonucleotides slowed in the fourth quarter of 2001, compared to the fourth quarter of 2000, and continued to show weakness in the first half of 2002. Likewise, reported revenue from custom services declined in the fourth quarter of 2001, and continued to show weakness in the first half of 2002.

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

     A significant portion of our sales have been to researchers at academic institutions, government laboratories and private foundations whose funding is dependent upon grants from government agencies such as the U.S. National Institutes of Health, or the NIH, and similar domestic and international agencies. Although the level of research funding has increased during the past several years, we cannot assure you that this trend will continue. Government funding of research and development is subject to the political process, which is inherently fluid and unpredictable.

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

     Certain of our customers have developed purchasing initiatives to reduce the number of vendors from which they purchase in order to lower their supply costs. In some cases these accounts have established agreements with large distributors, which include discounts and the distributors’ direct involvement with the purchasing process. These activities may force us to supply the large distributors with our products at a discount to reach those customers. For similar reasons many larger customers, including the U.S. government, have requested and may in the future request, special pricing arrangements, including blanket purchase agreements. These agreements may limit our pricing flexibility, which could have an adverse impact on our business, financial condition and results of operations. Our pricing flexibility could particularly be affected with respect to electrophoresis products, custom oligonucleotides, amplification products, and fetal bovine serum.

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

     In the past we have experienced, and we are likely to experience in the future, delays in the development and introduction of products. We cannot assure you that we will keep pace with the rapid rate of change in life sciences research, or that our new products will adequately meet the requirements of the marketplace or achieve market acceptance. Some of the factors affecting market acceptance of new products include:

•	availability, quality and price as compared to competitive products;

•	the timing of introduction of the product as compared to competitive products;

•	scientists’ opinions of the product’s utility;

•	citation of the product in published research; and

•	general trends in life sciences research.

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

     Certain cell culture products that our Cell Culture segment manufactures are Class I devices and are labeled for in vitro diagnostic use. A second group of products are considered Class II devices and are currently labeled for the ex vivo activation of lymphocytes. As such, we must register with the FDA as a medical device manufacturer and comply with the Quality System Regulation (formerly known as current good manufacturing practice, or GMP). The Class II device requires a submission to the FDA. As a registered medical device manufacturer, we must also comply with other regulations such as regulations relating to Medical Device Reporting and Labeling. Failure to comply with these regulations can lead to sanctions by the FDA such as written observations made following inspections, warning letters, product recalls, fines, product seizures and consent decrees. If the FDA were to take such actions, the FDA’s observations, warnings, etc. would be available to the public. Such publicity could affect our ability to sell products labeled for in vitro diagnostic use and our ability to sell products to industrial customers engaged in the manufacture of pharmaceuticals.

     Additionally, some of our customers use our products in the manufacturing process for their drug and medical device products, and such end products are regulated by the FDA under GMP. Although the customer is ultimately responsible for GMP compliance for their products, it is also the customers’ expectation that the materials sold to them will meet GMP requirements. We could lose sales and customers, and incur products liability claims, if these products do not meet GMP requirements.

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

     Our success depends to a significant degree upon our ability to develop proprietary products and technologies. However, we cannot assure you that patents will be granted on any of our patent applications. We also cannot assure you that the scope of any of our issued patents will be sufficiently broad to offer meaningful protection. We only have patents issued in selected countries. Therefore, third parties can make, use, and sell products covered by our patents in any country in which we do not have patent protection. In addition, our issued patents or patents we license could be successfully challenged, invalidated or circumvented so that our patent rights would not create an effective competitive barrier. We provide our customers the right to use our products under label licenses that are for research purposes only. These licenses could be contested, and we cannot assure you that we would either be aware of an unauthorized use or be able to enforce the restrictions in a cost-effective manner. We have incurred substantial costs, and are currently incurring substantial costs, in enforcing our intellectual property rights, primarily relating to H minus reverse transcriptase, which is the basis for our SuperscriptTM and related product lines, and we expect to incur such costs in the future for Superscript and other technologies.

     If a third party claimed an intellectual property right to technology we use, we might need to discontinue an important product or product line, alter our products and processes, defend our right to use such technology in court or pay license fees. Although we might under these circumstances attempt to obtain a license to such intellectual property, we may not be able to do so on favorable terms, or at all. Additionally, if our products are found to infringe a third party’s intellectual property, we may be required to pay damages for past infringement, and lose the ability to sell certain products or receive licensing revenues.

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

     In particular, in acquiring Dexter, we assumed certain of Dexter’s liabilities, ongoing disputes and litigation. These include personal injury, workers’ compensation, automobile, environmental, warranty and product liabilities claims, among others. Unexpected results could cause our financial exposure in these matters to exceed stated reserves and insurance, requiring us to allocate additional funds and other resources to address these liabilities.

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

     Certain provisions of our certificate of incorporation, by-laws and Delaware law, as well as certain agreements we have with our executives, could be used by our incumbent management to make it substantially more difficult for a third party to acquire control of us. These provisions include the following:

•	we may issue preferred stock with rights senior to those of our common stock;

•	we have adopted a stock purchase rights plan (a “poison pill”);

•	we have a classified Board of Directors;

•	our by-laws prohibit action by written consent of stockholders;

•	our Board of Directors has the exclusive right to fill vacancies and set the number of directors;

•	cumulative voting is not allowed;

•	we require advance notice for nomination of directors and for stockholder proposals; and

•	a number of our executives have agreements with us that entitle them to payments in certain circumstances following a change in control.

     These provisions may discourage certain types of transactions involving an actual or potential change in control. These provisions may also limit our stockholders’ ability to approve transactions that they may deem to be in their best interests and discourage transactions in which our stockholders might otherwise receive a premium for their shares over the then current market price.

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

     In addition, the value of certain currencies, including the Japanese Yen and the Euro, declined against the U.S. dollar early in 2002. Although these currencies have made recent gains compared to the U.S. dollar, if these currencies return to their previous levels during the remainder of 2002, revenue reported in U.S. dollars on sales made in these currencies will decrease and could result in a negative impact on our revenue for 2002.

     The Asia-Pacific region, Europe, and South America, including in particular, Argentina, continue to experience somewhat unsteady economic conditions and there has been significant devaluation in currencies in some countries. The economic situation in these regions has resulted and may, in the future, result in slower payments of outstanding receivable balances. Our business could be damaged by weakness in the economies and currencies in these regions.

Our business was detrimentally affected by the effects of the terrorist attacks on the United States on September 11, 2001, and we remain vulnerable to the effects of similar types of attacks in the future.

     The terrorist attacks of September 11, 2001 had an adverse impact on our business because of the resulting interference with the delivery of our products. Disruptions in air transportation affected delivery of many of our products and caused a reduction in our revenue for the third quarter of 2001. Any further occurrence of similar events in the United States or elsewhere, including terrorist acts relating to biological weapons, could result in an adverse effect on our business and revenue. Additionally, as the government continues to allocate funds to address issues of homeland security and continued military operations overseas, any shift of government spending away from funding of life sciences research and development may cause our customers to delay or forego purchases of our products, which would have a negative impact on our business.

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

     The market price for our common stock and the convertible notes may also be affected by our ability to meet analysts’ expectations. Any failure to meet such expectations, even slightly, could have an adverse effect on the market price of our common stock and the convertible notes. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. If similar litigation were instituted against us, it could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business, results of operations and financial condition.

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

     Portions of our operations require the controlled use of hazardous and radioactive materials. The use of these materials inherently carries with it the risk of accidental contamination of property or injury to individuals from these materials. In the event of such an incident, we could be liable for any damages that result, which could adversely affect our business.

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

     Furthermore, in acquiring Dexter, we assumed certain of Dexter’s environmental liabilities, including clean-up of several hazardous waste sites. This may require us to allocate additional funds and other resources to address our environmental liabilities.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to market risk related to changes in foreign currency exchange rates, commodity prices, and interest rates, and we selectively use financial instruments to manage these risks. We do not enter into financial instruments for speculation or trading purposes. These financial exposures are monitored and managed by us as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce potentially adverse effects on our results.

     Foreign Currency Transactions. We have operations in Europe, Asia-Pacific and the Americas. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. Many of our reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in exchange rates as they may be worth more or less than they were worth at the time we entered into the transaction. Both realized and unrealized gains or losses in the value of these receivables and payables are included in the determination of net income. Realized and unrealized gains or losses on the value of financial contracts entered into to hedge the value of these receivables and payables are also included in the determination of net income. Net currency exchange losses recognized on business transactions, net of hedging transactions, were $0.2 million and $1.0 million for the three and six months ended June 30, 2002, respectively, and $0.2 million and $0.8 million for the same periods in 2001, respectively, and are included in the consolidated statements of operations.

     Our currency exposures vary, but are primarily concentrated in the Euro, British Pound sterling, New Zealand dollar, Australian dollar and Japanese Yen. We currently use foreign currency forward contracts to mitigate foreign currency risk on non-functional currency receivables and payables. At June 30, 2002, we had $20.9 million in foreign currency forward contracts outstanding to hedge currency risk on specific receivables and payables. These contracts, which settle on various dates through September 2002, effectively fix the exchange rate at which these specific receivables and payables will be settled in, so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying receivables and payables. We currently do not enter into financial contracts to hedge foreign currency exchange risk on anticipated or forecasted transactions.

     Commodity Prices. Our exposure to commodity price changes relates to certain manufacturing operations that utilize certain commodities as raw materials. We manage our exposure to changes in those prices primarily through our procurement and sales practices.

     Interest Rates. Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The fair value of our cash equivalents and marketable securities are subject to change as a result of potential changes in market interest rates. We do not utilize financial contracts to manage our exposure to changes in interest rates. As of June 30, 2002, our cash equivalents and short-term investments were invested primarily in securities with maturities of less than three months and, as a result, the fair value of these securities approximated carrying value due to their short-term nature. The fair value of our long-term investments, however, is subject to change as a result of potential changes in market interest rates. At June 30, 2002, the fair value of our long-term investments did not differ materially from carrying value.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities and Use of Proceeds

     Not applicable.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Stockholders was held on May 23, 2002.

(b)	See (c) below.

(c)	PROPOSAL I. The following members of the Board of Directors were elected to serve for three years and until their successors are elected and qualified:

		Total Votes
	Total Votes for	Withheld from Each
	Each Director	Director	Term Expires

Balakrishnan S. Iyer	45,497,642	675,644	2005
William J. Mercer	45,738,273	435,013	2005
Jay M. Short	45,737,170	436,116	2005
David E. McCarty	45,738,898	434,388	2004

The terms of office of the following directors also continued after such meeting:

Term
Expires

Lyle C. Turner, Chairman	2003
Raymond V. Dittamore	2004
James R. Glynn	2003
Donald W. Grimm	2003
Bradley G. Lorimier	2004

PROPOSAL II. A proposal to amend the Invitrogen Corporation 1997 Stock Option Plan to increase by 5,000,000 shares the maximum number of shares of the Company’s common stock that may be issued under the Plan and to reserve such number of shares for issuance under the Plan was approved by 28,596,823 affirmative votes vs. 9,966,787 negative votes vs. 7,609,676 abstentions and broker non-votes.

PROPOSAL III. A proposal to amend the 1998 Employee Stock Purchase Plan to increase by 300,000 shares the maximum number of shares of the Company’s common stock that may be issued under the Employee Stock Purchase Plan and to reserve such number of shares for issuance under the Employee Stock Purchase Plan was approved by 37,861,334 affirmative votes vs. 708,699 negative votes vs. 7,603,253 abstentions and broker non-votes.

PROPOSAL IV. A proposal to ratify the appointment of Ernst & Young LLP as the independent accountants of the Company for the year ending December 31, 2002 was approved by 44,904,533 affirmative votes vs. 1,252,444 negative votes vs. 16,309 abstentions and broker non-votes.

(d)	Not applicable.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits: For a list of exhibits filed with this quarterly report, refer to the Index to Exhibits beginning on page 411.

(b)	The following reports on Forms 8-K were filed during the quarter ended June 30, 2002:

1) None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVITROGEN CORPORATION
Date:	August 12, 2002	By:	/s/ C. Eric Winzer

C. Eric Winzer Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

INDEX TO EXHIBITS

(In our Annual Report on Form 10-K for the Year Ended December 31, 2001, we numbered sequentially all of the Material Contracts that we had filed as of March 11, 2002. We have continued to number additional Material Contracts sequentially for ease of reference.)

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

2.1	Agreement and Plan of Merger, by and between Invitrogen and Life Technologies, Inc., dated July 7, 2000.(1)
2.2	Agreement and Plan of Merger, by and between Invitrogen and Dexter Corporation, dated July 7, 2000.(1)
3.1	Restated Certificate of Incorporation of Invitrogen, as amended.(2)
3.2	Amended and Restated Bylaws of Invitrogen.(3)
3.3	Certificate of Correction to the Restated Certificate of Incorporation of Invitrogen, dated February 21, 2001.(4)
3.4	Certificate of Designation, Preferences and Rights of the Terms of the Series B Preferred Stock, dated March 27, 2001.(4)
4.1	Specimen Common Stock Certificate.(5)
4.2	5½% Convertible Subordinated Notes Due 2007, Registration Rights Agreement, by and among Invitrogen, and Donaldson, Lufkin & Jenrette Securities Corporation et al., as Initial Purchasers, dated March 1, 2000.(6)
4.3	Indenture, by and between Invitrogen and State Street Bank and Trust Company of California, N.A., dated March 1, 2000.(6)
4.4	2¼% Convertible Subordinated Notes due 2006, Registration Rights Agreement, by and among Invitrogen and Credit Suisse First Boston Corporation et al., as Initial Purchasers, dated December 11, 2001.(7)
4.5	Indenture, by and between Invitrogen and State Street Bank and Trust Company of California, N.A. and Table of Contents of Indenture, including Cross-Reference Table to the Trust Indenture Act of 1989, dated December 11, 2001.(7)
10.1	License Agreement, by and between Molecular Chimerics Corporation and Invitrogen, dated May 10, 1990.(5)
10.2	Purchase Agreement, by and between Cayla and Invitrogen, as amended, effective as of July 1, 1994.(5)
10.3	1995 Invitrogen Stock Option Plan.(5)
10.4	1996 Novel Experimental Technology Stock Option/Stock Issuance Plan.(8)
10.5	1997 Invitrogen Stock Option Plan, as amended, and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder.(9)
10.6	License Agreement, by and between Sloan-Kettering Institute for Cancer Research and Invitrogen, dated January 22, 1997.(5)
10.8	Novel Experimental Technology Employee Stock Ownership Plan and Trust Agreement, as amended, effective as of April 1, 1997.(10)
10.10	Stock Purchase Agreement, by and among Invitrogen and MorphaGen, Inc., a Delaware Corporation, dated November 3, 1998.(5)
10.11	1998 Novel Experimental Technology Stock Option/Stock Issuance Plan.(8)
10.12	1998 Invitrogen Employee Stock Purchase Plan, as amended, and form of subscription agreement thereunder.(1)
10.13	Patent License Agreement, by and among F. Hoffmann-La Roche Ltd., Roche Molecular Systems, Inc. and Invitrogen, effective as of July 1, 1998.(5)
10.14	Assignment of Intellectual Property Conditional On Payment, by and between Molecular Biology Resources and Invitrogen, dated May 31, 1999.(11)
10.15	Agreement and Plan of Merger, by and among Invitrogen, INVO Merger Corporation and NOVEX, dated June 14, 1999.(11)

10.16	Lease, by and between CalWest Industrial Properties, LLC, a California limited liability company, and Invitrogen, dated as of May 31, 2001.(7)
10.17	Lease, by and between Blackmore Signal Hill, a California Limited Partnership, and Invitrogen, dated October 7, 1999.(12)
10.18	Lease, by and between Blackmore Lot 99 Investment, a California Limited Partnership, and Invitrogen, dated December 20, 1999.(12)
10.20	Agreement and Plan of Merger, by and among Invitrogen, RG Merger Corporation and Research Genetics, Inc, dated February 1, 2000.(13)
10.21	5½% Convertible Subordinated Note Due 2007.(12)
10.22	5½% Convertible Subordinated Notes due 2007, Purchase Agreement, dated February 25, 2000.(12)
10.24	Contract of Sale, by and between Invitrogen and Human Genome Sciences, Inc., dated March 7, 2001.(4)
10.25	Indemnification Agreement, by and between Invitrogen and Thomas H. Adams, Ph.D., dated September 14, 2000.(12)
10.26	2¼% Convertible Subordinated Notes due 2006.(7)
10.27	2¼% Convertible Subordinated Notes due 2006, Purchase Agreement, dated December 11, 2001.(7)
10.28	Description of Non-Employee Director Compensation Arrangements, adopted April 26, 2001.(14)
10.29	Change in Control Agreement, by and between Invitrogen and Lyle C. Turner, dated June 1, 2001.(14)
10.30	Change in Control Agreement, by and between Invitrogen and James R. Glynn, dated June 1, 2001.(14)
10.31	Change in Control Agreement, by and between Invitrogen and Victor N. Nole, Jr., dated June 1, 2001.(14)
10.32	Change in Control Agreement, by and between Invitrogen and John D. Thompson, dated June 1, 2001.(14)
10.34	Rights Agreement, by and between Invitrogen and Fleet National Bank Rights Agent, dated February 27, 2001.(13)
10.35	2000 Nonstatutory Stock Option Plan, as amended and restated on July 19, 2001.(14)
10.36	Letter to Mr. Raymond Dittamore, regarding Non-Employee Director Compensation, dated November 5, 2001.(14)
10.37	Invitrogen 401(k), as amended and restated, effective as of January 1, 2002.(7)
10.38	Settlement and Retention Agreement, by and between Invitrogen and C. Eric Winzer, dated as of May 31, 2002.
10.39	Settlement and Retention Agreement, by and between Invitrogen and Daryl J. Faulkner, dated as of May 31, 2002.
10.40	Change in Control Agreement, by and between Invitrogen and Daryl J. Faulkner, dated as of May 31, 2002.
10.41	Change in Control Agreement, by and between Invitrogen and C. Eric Winzer, dated as of May 31, 2002.
10.42	Promotion and Relocation Letter, by and between Invitrogen and Daryl J. Faulkner, dated May 31, 2002.
10.43	Promotion and Relocation Letter, by and between Invitrogen and C. Eric Winzer, dated May 31, 2002.
10.44	Settlement and Retention Agreement, by and between Invitrogen and John A. Cottingham, dated as of June 7, 2002.
10.45	Change in Control Agreement, by and between Invitrogen and John A. Cottingham, dated as of June 7, 2002.
10.46	Form of Secured Promissory Note under Invitrogen’s Employee Relocation Guidelines.
10.47	Form of Deed of Trust with Assignment of Rents under Invitrogen’s Employee Relocation Guidelines.
10.48	Form of Addendum to Deed of Trust with Assignment of Rents under Invitrogen’s Employee Relocation Guidelines.
10.49	Form of Employee Relocation Guidelines under Invitrogen’s Employee Relocation Guidelines.
99.1	Certification of Chief Executive Officer.

99.2	Certification of Chief Financial Officer.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-43674). Original 1998 Invitrogen Employee Stock Purchase Plan (“Plan”) and form of subscription agreement thereunder are incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-68665) and amendment to Plan is incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-43674).

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2000 (File No. 000-25317).

(3)	The Amended and Restated Bylaws are incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-68665). A further amendment to the Bylaws adopted by a Resolution of the Board of Directors dated July 19, 2001 is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2001 (File No. 000-25317).

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2001 (File No. 000-25317).

(5)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-68665).

(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-37964).

(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2001 (File No. 000-25317), as amended.

(8)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-87085).

(9)	The Fifth Amendment is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2001 (File No. 000-25317), as amended. The 1997 Stock Option Plan is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2001, (File No. 000-25317), and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder are incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-43674).

(10)	Incorporated by reference to Registrant’s Registration Statement on Form S-1/A (File No. 333-87085).

(11)	Incorporated by Reference Registrant’s Registration Statement on Form S-4 (File No. 333-82593).

(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2000, (File No. 000-25317).

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 30, 2001 (File No. 000-25317).

(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2001 (File No. 000-25317).