Form 10-Q
period 2002-09-30
INVITROGEN CORP
filed 2002-11-14
CIK 1073431

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

As of November 6, 2002 there were 51,576,524 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INVITROGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value data)

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$626,336	$878,214
Short-term investments held-to-maturity	77,978	99,647
Restricted cash and investments	7,862	16,975
Trade accounts receivable, net of allowance for doubtful accounts of $3,971 and $5,281, respectively	97,183	86,857
Inventories	84,338	80,597
Deferred income taxes	33,821	30,044
Prepaid expenses and other current assets	27,564	12,135

Total current assets	955,082	1,204,469
Property and equipment, net	130,593	125,786
Goodwill	752,784	740,220
Net intangible assets	359,482	441,267
Deferred income tax assets	557	707
Long-term investments held-to-maturity	425,798	93,900
Other assets	59,380	60,863

Total assets	$2,683,676	$2,667,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit	$—	$2,746
Current portion of long-term obligations	2,240	293
Accounts payable	20,816	20,643
Accrued expenses and other current liabilities	73,202	76,602
Income taxes	39,454	26,298

Total current liabilities	135,712	126,582
Long-term obligations, deferred credits and reserves	12,059	15,240
Pension liabilities	16,393	16,128
Deferred income tax liabilities	130,911	163,277
2¼% Convertible Subordinated Notes due 2006	500,000	500,000
5½% Convertible Subordinated Notes due 2007	172,500	172,500

Total liabilities	967,575	993,727

Minority interest	3,055	2,407

Commitments and contingencies Stockholders’ Equity:
Preferred stock; $0.01 par value, 6,405,884 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value, 125,000,000 shares authorized; 52,824,340 and 53,000,472 shares issued, respectively	532	530
Additional paid-in-capital	1,870,165	1,870,107
Deferred compensation	(32)	(205)
Accumulated other comprehensive income (loss)	10,498	(7,063)
Accumulated deficit	(154,774)	(192,291)
Less cost of treasury stock; 392,650 shares in 2002	(13,343)	—

Total stockholders’ equity	1,713,046	1,671,078

Total liabilities and stockholders’ equity	$2,683,676	$2,667,212

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues	$162,588	$156,005	$486,767	$476,034
Cost of revenues (includes $0, $0, $0 and $2,583, respectively, of costs for purchase accounting inventory revaluation)	67,432	68,382	202,962	216,419

Gross margin	95,156	87,623	283,805	259,615

Operating Expenses:
Sales and marketing	30,783	27,393	90,420	83,282
General and administrative	18,347	19,416	50,657	49,717
Research and development	8,705	9,081	24,022	29,095
Goodwill amortization	—	43,673	—	131,942
Other purchased intangibles amortization	16,071	22,342	48,214	72,811
Business integration costs:
Huntsville closure	173	—	13,938	—
Merger-related	50	4,013	2,175	9,004

Total operating expenses	74,129	125,918	229,426	375,851

Income (loss) from operations	21,027	(38,295)	54,379	(116,236)

Other income (expense):
Interest income	7,256	5,228	20,189	16,024
Interest expense	(6,039)	(2,625)	(18,123)	(7,953)
Other income (expense), net	460	426	(347)	3,298

Total other income and expense, net	1,677	3,029	1,719	11,369

Income (loss) before provision for income taxes and minority interest	22,704	(35,266)	56,098	(104,867)
Provision for income taxes	(7,418)	(1,930)	(17,727)	(6,237)
Minority interest	(351)	(225)	(854)	(980)

Net income (loss)	$14,935	$(37,421)	$37,517	$(112,084)

Earnings (loss) per common share:
Basic	$0.28	$(0.71)	$0.71	$(2.14)

Diluted	$0.28	$(0.71)	$0.70	$(2.14)

Weighted average shares used in per share calculation:
Basic	53,151	52,749	53,093	52,420
Diluted	53,448	52,749	53,446	52,420

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)(Unaudited)

	For the Nine Months Ended
	September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$37,517	$(112,084)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of effects of businesses divested:
Depreciation	14,426	13,745
Amortization of goodwill	—	131,942
Amortization of intangible assets	50,603	73,252
Amortization of deferred compensation	153	1,996
Deferred income taxes	(18,051)	(14,398)
Non-cash business integration costs	9,527	781
Other non-cash adjustments	2,598	(63)
Changes in operating assets and liabilities:
Restricted cash	8,145	—
Trade accounts receivable	(5,445)	(18,793)
Inventories	(2,338)	(452)
Prepaid expenses and other current assets	(783)	3,629
Other assets	875	6,142
Accounts payable	(279)	(1,576)
Accrued expenses and other current liabilities	(6,783)	(32,152)
Income taxes	9,229	27,898

Net cash provided by operating activities	99,394	79,867

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of held-to-maturity securities	(606,905)	(1,705)
Maturities of held-to-maturity securities	295,185	—
Proceeds from sale of held-to-maturity securities	969	—
Proceeds from sale of business, net of cash sold	1,145	11,616
Net cash acquired from business combinations	—	2,978
Payment received on note receivable	261	—
Purchases of property and equipment	(43,006)	(25,147)
Proceeds from sale of property, plant and equipment	795	55,810
Payments for intangible assets	(2,250)	(5,696)

Net cash provided by (used in) investing activities	(353,806)	37,856

CASH FLOWS FROM FINANCING ACTIVITIES:
Net principal proceeds from (payments on) lines of credit	(2,755)	2,645
Proceeds from long-term obligations	—	4
Principal payments on long-term obligations	(419)	(1,023)
Proceeds from sale of common stock	3,892	25,887
Purchase of treasury stock	(9,467)	—

Net cash provided by (used in) financing activities	(8,749)	27,513
Effect of exchange rate changes on cash	11,283	(1,017)

Net increase (decrease) in cash and cash equivalents	(251,878)	144,219
Cash and cash equivalents, beginning of period	878,214	418,899

Cash and cash equivalents, end of period	$626,336	$563,118

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

     Certain reclassifications have been made to conform prior period financial information to the current presentation. These reclassifications had no effect on reported income or losses. The Consolidated Balance Sheets and Consolidated Statements of Operations for 2001 include separate reporting for intangible assets, goodwill and related amortization expense to conform to accounting principles that were effective beginning in 2002 (see Note 1.). Revenues, gross margin and income (loss) from operations have been reclassified between segments for 2001 to conform to 2002 changes in segment categorization of certain products.

     1.  Goodwill and Other Intangible Assets — Adoption of Statement 142

     In June 2001, the Financial Accounting Standards Board issued Statement No. 141, or SFAS No. 141, “Business Combinations,” and Statement No. 142, or SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS No. 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001 were reassessed and the remaining amortization periods adjusted accordingly. SFAS No. 142 was effective January 1, 2002.

     The net book value assigned to our assembled workforce intangible asset at December 31, 2001, which totaled $33.4 million, has been reclassified and reported as goodwill and is no longer amortized beginning January 1, 2002. Additionally, the net book value of our purchased tradenames and trademarks assigned to the GIBCO tradename, which totaled $7.5 million at December 31, 2001, is no longer amortized beginning January 1, 2002, in accordance with SFAS No. 142, due to its indefinite life. Based on the current values assigned to goodwill, assembled workforce and the GIBCO tradename, the elimination of amortization of goodwill and indefinite-lived intangible assets will have a positive impact on reported net income for the year ended December 31, 2002 of approximately $179.2 million, net of tax. SFAS No. 142 requires an initial evaluation for impairment of goodwill balances upon adoption of the new accounting pronouncement. We completed our initial review for potential impairment of goodwill that existed at January 1, 2002, and determined that no impairment of goodwill existed at January 1, 2002.

Acquired Intangible Assets

     Acquired intangible assets consist of the following:

	September 30, 2002			December 31, 2001

	Weighted	Gross		Gross
	Average	Carrying	Accumulated	Carrying	Accumulated
(in thousands)	Life	Amount	Amortization	Amount	Amortization

		(Unaudited)
Amortized intangible assets:
Purchased technology	7 years	$410,498	$(113,843)	$410,498	$(71,537)
Purchased tradenames and trademarks	5 years	35,500	(14,496)	44,200	(10,419)
Purchased customer base	13 years	34,400	(5,403)	34,400	(3,418)
Other intellectual properties	7 years	6,912	(2,269)	4,947	(1,707)
Genome libraries	3 years	2,150	(1,418)	1,950	(1,074)

		$489,460	$(137,429)	$495,995	$(88,155)

Intangible assets not subject to amortization:
Purchased tradenames and trademarks		$7,451

     Aggregate amortization expense for intangible assets for the three months ended September 30, 2002 and 2001 was $16.9 million and $22.4 million, respectively, and for the nine months ended September 30, 2002 and 2001 was $50.6 million and $73.3 million, respectively.

     The estimated aggregate amortization expense for amortized intangible assets owned as of September 30, 2002 for each of the five succeeding fiscal years is as follows:

(in thousands)(unaudited)

Years Ending December 31, 2002	$67,359
2003	$67,297
2004	$67,153
2005	$64,939
2006	$58,618

Goodwill

     The changes in the net carrying amount of goodwill for the nine months ended September 30, 2002 are as follows:

(in thousands)(unaudited)

Balance at December 31, 2001	$740,220
Adoption of SFAS No. 142 - Reclassify assembled workforce intangible, net of deferred tax liability, to goodwill	20,207
Purchase adjustments for income tax effects after allocation period	(6,387)
Reduction of excess accruals as of the acquisition date, net of deferred tax liabilities of $352	(717)
Reduction of excess trade accounts receivable reserves as of the acquisition date, net of deferred tax liabilities of $429	(539)

Balance at September 30, 2002	$752,784

     The reconciliation of net income and net income per share, excluding the amortization of goodwill and intangible assets no longer amortized from that previously reported prior to the adoption of SFAS No. 142 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in thousands, except per share data)(unaudited)	2002	2001	2002	2001

Reported net income (loss)	$14,935	$(37,421)	$37,517	$(112,084)
Add back: goodwill amortization	—	43,673	—	131,942
Add back: assembled workforce amortization, net of amortization of deferred tax liability	—	(307)	—	2,028
Add back: amortization of intangible assets no longer amortized, net of amortization of deferred tax liability	—	146	—	438

Adjusted net income	$14,935	$6,091	$37,517	$22,324

Weighted average shares used in this per share calculation:
Basic	53,151	52,749	53,093	52,420
Diluted(1)	53,448	53,804	53,446	53,772
Basic earnings (loss) per share:
Reported net income (loss) per share	$0.28	$(0.71)	$0.71	$(2.14)
Add back: goodwill amortization	—	0.83	—	2.52
Add back: assembled workforce amortization, net of amortization of deferred tax liability	—	—	—	0.04
Add back: amortization of intangible assets no longer amortized, net of amortization of deferred tax liability	—	—	—	0.01

Adjusted net income per share	$0.28	$0.12	$0.71	$0.43

Diluted earnings (loss) per share:
Reported net income (loss) per share	$0.28	$(0.71)	$0.70	$(2.14)
Add back: anti-dilutive effect of dilutive securities on net loss	—	0.01	—	0.06
Add back: goodwill amortization	—	0.81	—	2.45
Add back: assembled workforce amortization, net of amortization of deferred tax liability	—	—	—	0.04
Add back: amortization of intangible assets no longer amortized, net of amortization of deferred tax liability	—	—	—	0.01

Adjusted net income per share	$0.28	$0.11	$0.70	$0.42

(1)	2001 diluted shares outstanding are higher than reported in the Consolidated Statements of Operations as stock options are dilutive for this presentation, but are anti-dilutive when calculating earnings per share for a net loss.

     2.  Segment Information

     The Company operates in two business segments, a Molecular Biology segment and a Cell Culture segment. Unaudited segment information is as follows:

			Corporate
	Molecular	Cell	And
(in thousands) (unaudited)	Biology	Culture	Unallocated		Total

Three Months Ended September 30, 2002
Revenues from external customers	$106,775	$55,813	$—		$162,588
Income (loss) from operations	$25,360	$16,883	$(21,216	)(1)	$21,027
Three Months Ended September 30, 2001(2)
Revenues from external customers	$100,253	$55,752	$—		$156,005
Income (loss) from operations	$22,230	$14,658	$(75,183	)(1)	$(38,295)

			Corporate
	Molecular	Cell	And
(in thousands) (unaudited)	Biology	Culture	Unallocated		Total

Nine Months Ended September 30, 2002
Revenues from external customers	$323,068	$163,699	$—		$486,767
Income (loss) from operations	$84,265	$47,870	$(77,756	)(3)	$54,379
Nine Months Ended September 30, 2001(2)
Revenues from external customers	$308,349	$167,685	$—		$476,034
Income (loss) from operations	$71,538	$41,709	$(229,483	)(3)	$(116,236)

(1)	Unallocated items for the three months ended September 30, 2002 and 2001, include amortization of goodwill of $0 and $43.7 million, amortization of purchased intangibles of $16.1 million and $22.3 million, amortization of deferred compensation of $15,000 and $0.7 million, and business integration costs of $0.2 million and $4.0 million, respectively, which are not allocated by management for purposes of analyzing the operations since they are principally non-cash or one-time items resulting primarily from business restructuring or purchase accounting.

(2)	2002 presentation of 2001 revenues and income (loss) from operations by segment reflects reclassifications of revenues and gross margin between segments due to changes in segment categorization of certain products.

(3)	Unallocated items for the nine months ended September 30, 2002 and 2001, include amortization of goodwill of $0 and $131.9 million, amortization of purchased intangibles of $48.2 million and $72.8 million, amortization of deferred compensation of $0.2 million and $2.0 million, and business integration costs of $16.1 million and $9.0 million, respectively, which are not allocated by management for purposes of analyzing the operations since they are principally non-cash or one-time items resulting primarily from business restructuring or purchase accounting.

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

     3.  Inventories

     Inventories include material, labor and overhead costs and consist of the following:

	September 30,	December 31,
(in thousands)	2002	2001

	(Unaudited)
Raw materials and components	$15,154	$16,683
Work in process	9,847	17,418
Finished goods	59,337	46,496

	$84,338	$80,597

     4.  Accumulated Depreciation and Amortization

     Accumulated depreciation and amortization of property, plant and equipment was $39.0 million and $35.8 million at September 30, 2002 and December 31, 2001, respectively. Accumulated amortization of intangible assets was $137.4 million and $322.4 million at September 30, 2002 and December 31, 2001, respectively. Accumulated amortization of intangible assets at December 31, 2001 included accumulated amortization of goodwill and assembled workforce that, upon adoption of SFAS No. 141 and No. 142, was reclassified to goodwill on January 1, 2002.

     5.  Computation of Earnings (Loss) Per Common Share

     Basic earnings (loss) per share was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if net income were divided by the weighted average number of common shares, plus potential common shares from outstanding stock options and conversion of convertible subordinated debt where the effect of those securities is dilutive. Diluted earnings per share does not consider the impact of conversion of convertible subordinated debt in 2002 or 2001 as its inclusion would be anti-dilutive for the respective periods. Potentially dilutive securities from outstanding stock options are not considered in the calculation of net loss per share for the three and nine months ended September 30, 2001, as their impact would be antidilutive. The computations for basic and diluted earnings (loss) per share are as follows:

			Earnings
	Income (Loss)	Shares	(Loss)
(in thousands, except per share amounts)(unaudited)	(Numerator)	(Denominator)	Per Share

Three Months Ended September 30, 2002
Basic earnings per share:
Net income	$14,935	53,151	$0.28

Diluted earnings per share:
Dilutive stock options	—	297

Net income plus assumed conversions	$14,935	53,448	$0.28

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		4,191
2¼% Convertible Subordinated Notes due 2006		5,807
5½% Convertible Subordinated Notes due 2007		2,025
Three Months Ended September 30, 2001
Basic and diluted loss per share:
Net loss	$(37,421)	52,749	$(0.71)

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		2,339
5½% Convertible Subordinated Notes due 2007		2,025
Nine Months Ended September 30, 2002
Basic earnings per share:
Net income	$37,517	53,093	$0.71

Diluted earnings per share:
Dilutive stock options	—	353

Net income plus assumed conversions	$37,517	53,446	$0.70

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		4,162
2¼% Convertible Subordinated Notes due 2006		5,807
5½% Convertible Subordinated Notes due 2007		2,025
Nine Months Ended September 30, 2001
Basic and diluted loss per share:
Net loss	$(112,084)	52,420	$(2.14)

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		4,876
5½% Convertible Subordinated Notes due 2006		2,025

     6.  Comprehensive Income (Loss)

     Total comprehensive income (loss) is determined as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

(in thousands)(unaudited)	2002	2001	2002	2001

Net income (loss)	$14,935	$(37,421)	$37,517	$(112,084)
Net unrealized losses on investments	—	—	—	(13)
Foreign currency translation adjustments	1,252	5,746	17,560	(6,211)

Total comprehensive income (loss)	$16,187	$(31,675)	$55,077	$(118,308)

     7.  Commitments and Contingencies

Letters of Credit

     The Company had outstanding letters of credit at September 30, 2002, totaling $9.7 million to support liabilities associated with a $2.1 million bond payable to the State of Alabama and the Company’s self-insurance programs. The bond and self-insurance reserves are included in current liabilities and long-term obligations in the consolidated balance sheet at September 30, 2002.

Environmental Liabilities

     The Company assumed certain environmental exposures as a result of the merger with Dexter. The Company recorded reserves to cover estimated environmental costs. The environmental reserves, which are not discounted, were $7.8 million at September 30, 2002 and included current reserves of $0.5 million, which are estimated to be paid in 2002, and long-term reserves of $7.3 million. In addition, the Company has an insurance policy for partial coverage of these assumed environmental exposures. Based upon currently available information, the Company believes that it has adequately provided for these environmental exposures and that the outcome of these matters will not have a material adverse effect upon the consolidated financial position, results of operations or cash flows of the Company in the future.

Litigation

     In September 1999, Life Technologies, Inc., which has now been merged into Invitrogen, submitted a report in connection with a voluntary disclosure to the Department of Veterans Affairs, or VA, regarding matters involving the management of Life Technologies’ Federal Supply Schedule contract with the VA that had been in effect since April 1992. As part of the disclosure, Life Technologies offered to provide a refund to the government in the amount of $3.9 million. Life Technologies made a cash payment of $1.1 million to the VA prior to its merger with Invitrogen in September 2000 and the Company assumed an accrued liability of $2.8 million at September 14, 2000. In July 2001 the VA Office of Inspector General advised the Company of its position that the total amount due to the government from the Company for this matter was $14.7 million. The Company has reiterated its position to the Office of Inspector General and requested that the dispute be resolved through the standard contract dispute resolution mechanisms of the VA. The government informed the Company on February 25, 2002, that the VA had referred the matter to the Civil Division of the Department of Justice, and we have had preliminary discussions with the Department of Justice regarding the matter. There can be no assurance that the Company will prevail in contesting the government’s determination. In 2001, the Company increased its accrued liability to $13.6 million to reflect the full amount claimed by the VA, less previous payments by the Company. The increase in the accrued liability for this matter was recorded as an adjustment to goodwill in the accompanying consolidated balance sheets.

     Apart from the matters above, the Company is subject to other potential liabilities under government regulations and various claims and legal actions which are pending or may be asserted. These matters have arisen in the ordinary course and conduct of the Company’s business, as well as through acquisitions, and some are expected to be covered, at least partly, by insurance. Estimated amounts for claims that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters which are pending or may be asserted could be decided unfavorably to the Company. Although the amount of liability at September 30, 2002, with respect to these matters cannot be ascertained, the Company believes that any resulting liability should not materially affect the Company’s consolidated financial statements.

Common Stock Repurchase

     In July 2002, the board of directors authorized the repurchase of up to $300 million of the Company’s common stock over the next three years. The timing and price of the repurchase are dependent on market conditions and other factors considered by management. At September 30, 2002, the Company has repurchased 392,650 shares for a total cost of $13.3 million.

     8.  Business Integration

Huntsville

     In April 2002, we announced our plan to integrate our operations in Alabama with the rest of the Company. Business integration costs for the three and nine months ended September 30, 2002 totaled $0.2 million and $13.9 million, respectively and have been recognized as expense in business integration costs in the Consolidated Statements of Operations. These costs are for the termination of 225 employees in addition to other costs associated with the closure of the facility. As of September 30, 2002 the Company had $4.8 million in assets held for sale included in prepaid expenses and other current assets in the Consolidated Balance Sheets, which are expected to be sold within the next six to nine months. Future restructuring costs associated with the Huntsville closure are expected to be minimal, unless actual proceeds from the sale of real estate in Huntsville are significantly different than the company’s current estimates. Activity for accrued business integration costs for the nine months ended September 30, 2002 is as follows:

	Net
	Additions		Balance at
	Charged	Amounts	September 30,
(in thousands)(unaudited)	to Expense	Paid in Cash	2002

Accrued Business Integration Costs:
Severance and related employee charges	$3,812	$(3,487)	$325
Other costs to close the facility	599	(524)	75

	4,411	$(4,011)	$400

Impairment losses on buildings	7,700
Losses on equipment and notes receivable write-offs	1,827

Total business integration costs	$13,938

Life Technologies and Dexter

     In 2001, we expanded our restructuring and integration of the operations of Life Technologies and Invitrogen to relocate all molecular biology operations, except oligonucleotide production and some administrative functions, from our Frederick, Maryland facility to California. Business integration costs associated with the merger for the three and nine months ended September 30, 2002 were $50,000 and $2.2 million, respectively, and are comprised of $1.6 million for the retention of 147 employees in Maryland and $0.6 million to relocate property as we transitioned employees, functions and property from Maryland to California during nine months ended September 30, 2002. As of September 30, 2002 the Company had $9.9 million in assets held for sale included in prepaid expenses and other current assets in the Consolidated Balance Sheets. As of September 30, 2002, the accrued merger and business integration costs of $3.5 million are included in the Consolidated Balance Sheets. The planned restructuring activities associated the Life Technologies and Dexter mergers are now largely complete and the facilities in Maryland are expected to sell within the next twelve months. Activity for accrued merger and business integration costs for the nine months ended September 30, 2002 is as follows:

		Net
		Amount	Excess
		Charged	Accruals
	Balance at	(Credited	Credited	Amounts	Balance at
	December 31,	Back) to	Back to	Paid in	September 30,
(in thousands)(unaudited)	2001	Expense	Goodwill	Cash	2002

Severance, retention and related employee charges	$14,137	$1,637	$(242)	$(12,851)	$2,681
Other costs to close facilities	2,162	661	(613)	(1,686)	524
Direct costs of the merger	746	—	(36)	(710)	—
Contract exit costs	611	(123)	—	(171)	317

	$17,656	$2,175	$(891)	$(15,418)	$3,522

     9.  Related Party Transactions

     When the Company acquired Life Technologies in September of 2000, some members of Life Technologies management were covered by change-in-control agreements. These agreements provided for cash payments and other benefits upon a change in control of Life Technologies and other conditions. Some of these former Life Technologies employees are now key members of management of the Company. These employees were entitled to benefits under the change-in-control agreements, which were collectible upon separation from the Company. Wishing to retain these employees and remove a substantial incentive to separate from the Company, the Company offered to exchange the rights under these change-in-control agreements for “pay to stay” contracts with four individuals in April of 2002. These four employees have relinquished their rights under the change-in-control agreements in exchange for payments totaling $1.8 million, in the aggregate, that will be paid in installments of $0.9 million each in October of 2002 and 2004, based on continuing employment and other conditions. The Company is recognizing the cost of these projected payments over time to match the employment services and other conditions as they are rendered to the Company, which is expected to result in expenses of $1.1 million, $0.4 million, and $0.3 million in 2002, 2003 and 2004, respectively, if all of the conditions are met. For the three and nine months ended September 30, 2002, the Company expensed $0.6 million and $1.0 million, respectively, related to these agreements, which has been included in general and administrative expense in the Consolidated Statements of Operations.

     The Company’s Chief Executive Officer controls a company that owns an aircraft which is leased by a charter aircraft company. The Company (among others) leases the aircraft from the charter company for business travel. During the three months ended September 30, 2002, the Company paid $208,000 to the charter aircraft company for the Company’s use of the aircraft. Prior to the three months ended September 30, 2002, the Company did not use this aircraft or pay any amounts for its use. Based on competitive quotes obtained from other unrelated charter aircraft companies, the Company believes that the terms of the charter arrangements are no less favorable to the Company than those that could be obtained from other third parties.

     10.  Supplemental Cash Flow Information

	For the Nine Months
	Ended September 30,

(in thousands)(unaudited)	2002	2001

Cash paid for interest	$15,327	$9,811
Cash paid for income taxes	$27,804	$21,843

     11.  Subsequent Event

     On October 15, 2002, the Company announced a definitive agreement under which it will seek to acquire InforMax, Inc. (Nasdaq: INMX), for cash at $1.36 per share, or approximately $42 million. The transaction is being conducted as a cash tender offer for all InforMax shares, and the tender offer commenced on October 25, 2002.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

     Any statements in this Quarterly Report on Form 10-Q concerning Invitrogen’s business outlook or future economic performance, anticipated profitability, revenues, expenses or other financial items, together with other statements that are not historical facts, are “forward-looking statements” as that term is defined under the Federal Securities Laws. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “should,” “intend,” “plan,” “positioned,” “strategy,” “outlook,” “estimate,” “project,” and “continue” or similar words. You should read statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to, those discussed below under “Risk Factors That May Affect Future Results” and elsewhere in this Quarterly Report as well as other risks and uncertainties detailed in our Annual Report on Form 10-K and 10-K/A, filed with the Securities and Exchange Commission on March 11, 2002 and April 5, 2002, respectively. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.

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

     We manufacture the majority of our products in our manufacturing facilities in Carlsbad, California; Frederick, Maryland; Grand Island, New York; and Inchinnan, Scotland. We also have manufacturing facilities in New Zealand, Japan, Brazil, and Israel. In addition, we purchase products from third-party manufacturers for resale.

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

     We conduct our operations through subsidiaries in Europe, Asia-Pacific and the Americas. Each subsidiary records its income and expenses using the functional currency of the country in which the subsidiary resides. To consolidate the income and expenses of all of our subsidiaries, we translate each subsidiary’s results into U.S. dollars using average exchange rates during the period. Changes in currency exchange rates have affected, and may continue to affect our consolidated revenues, revenue growth rates, gross margins and net income. In addition, many of our subsidiaries conduct a portion of their business in currencies other than the subsidiary’s functional currency, which can result in foreign currency exchange gains or losses. Exchange gains and losses arising from transactions denominated in these currencies are recorded in the consolidated statements of operations using the actual exchange rate differences on the date of the transaction.

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

     RESULTS OF OPERATIONS

     Business Segment Highlights for the Three Months Ended September 30, 2002 and 2001.

			Corporate
	Molecular	Cell	And
(in thousands)(unaudited)	Biology	Culture	Unallocated(1)	Total

Segment Results for the Three Months Ended September 30, 2002
Revenues from external customers	$106,775	$55,813	$—	$162,588

Gross margin	66,207	28,957	(8)	95,156

Gross margin as a percentage of revenues	62%	52%		59%
Selling, administrative and R&D	40,847	12,074	4,914	57,835
Business integration costs and merger-related amortization(2)	—	—	16,294	16,294

Income (loss) from operations	$25,360	$16,883	$(21,216)	$21,027

Segment Results for the Three Months Ended September 30, 2001(3)
Revenues from external customers	$100,253	$55,752	$—	$156,005

Gross margin	62,041	25,589	(7)	87,623

Gross margin as a percentage of revenues	62%	46%		56%
Selling, administrative and R&D	39,811	10,931	5,148	55,890
Business integration costs and merger-related amortization(2)	—	—	70,028	70,028

Income (loss) from operations	22,230	14,658	(75,183)	(38,295)
Add back amortization of goodwill and intangible assets no longer amortized under SFAS No. 142 (see Note 1.)	—	—	43,407	43,407

Adjusted income (loss) from operations	$22,230	$14,658	$(31,776)	$5,112

Revenue Growth for the Three Months Ended September 30, 2002
Revenues for third quarter 2002	$106,775	$55,813		$162,588
Adjust for effect of foreign exchange rates(4)	(2,316)	(1,427)		(3,743)

Currency adjusted revenues	$104,459	$54,386		$158,845

Revenues for third quarter 2002	$106,775	$55,813		$162,588
Less revenues from discontinued products(5)	(323)	(114)		(437)

Revenues from continuing products	106,452	55,699		162,151
Adjust for effect of foreign exchange rates on continuing products(4)	(2,312)	(1,541)		(3,853)

Currency adjusted revenues from continuing products	$104,140	$54,158		$158,298

Revenues for third quarter 2001(4)	$100,253	$55,752		$156,005
Less revenues from discontinued products(5)	(1,607)	(6,835)		(8,442)

Revenues from continuing products	$98,646	$48,917		$147,563

Revenue growth for third quarter 2002	7%	0%		4%
Currency adjusted revenue growth (decline)	4%	(3%)		2%
Revenue growth for continuing products	8%	14%		10%
Currency adjusted revenue growth for continuing products	6%	11%		7%

(1)	Unallocated items for the three months ended September 30, 2002 and 2001 include amortization of goodwill of $0 and $43.7 million, amortization of purchased intangibles of $16.1 million and $22.3 million, amortization of deferred compensation of $15,000 and $0.7 million, and business integration costs of $0.2 million and $4.0 million, respectively, which are not allocated by management for purposes of analyzing the operations since they are principally non-cash or one-time items resulting primarily from business restructuring or purchase accounting.

(2)	Excludes deferred compensation for the three months ended September 30, 2002 and 2001 of $15,000 and $0.7 million, respectively, which is allocated to operating expenses.

(4)	2002 presentation of 2001 revenues and gross margin by segment reflects reclassifications of revenues and gross margin between segments due to changes in segment categorization of certain products.

(4)	Changes in foreign exchange rates when compared to the same period in the prior year affected dollar denominated revenues. These adjustments are to arrive at dollar denominated revenues assuming foreign exchange rates that are constant with those during the comparable period of last year.
(5)	Subsequent to the date of the merger with Life Technologies, we discontinued the sale of products that were low growth, low volume and/or low gross margin.

Business Segment Highlights for the Nine Months Ended September 30, 2002 and 2001.

		Corporate
	Molecular	Cell	And
(in thousands)(unaudited)	Biology	Culture	Unallocated(1)	Total

Segment Results for the Nine Months Ended September 30, 2002
Revenues from external customers	$323,068	$163,699	$—	$486,767

Gross margin	200,303	83,521	(19)	283,805

Gross margin as a percentage of revenues	62%	51%		58%
Selling, administrative and R&D	116,038	35,651	13,410	165,099
Business integration costs and merger-related amortization(2)	—	—	64,327	64,327

Income (loss) from operations	$84,265	$47,870	$(77,756)	$54,379

Segment Results for the Nine Months Ended September 30, 2001(3)
Revenues from external customers	$308,349	$167,685	$—	$476,034

Gross margin	187,110	75,179	(2,674)	259,615

Gross margin as a percentage of revenues	61%	45%		55%
Selling, administrative and R&D	115,572	33,470	13,052	162,094
Business integration costs and merger-related amortization(2)	—	—	213,757	213,757

Income (loss) from operations	71,538	41,709	(229,483)	(116,236)
Add back amortization of goodwill and intangible assets no longer amortized under SFAS No. 142 (see Note 1.)	—	—	136,022	136,022

Adjusted income (loss) from operations	$71,538	$41,709	$(93,461)	$19,786

Revenue Growth for the Nine Months Ended September 30, 2002
Revenues for the first nine months 2002	$323,068	$163,699		$486,767
Adjust for effect of foreign exchange rates(4)	(551)	(479)		(1,030)

Currency adjusted revenues	$322,517	$163,220		$485,737

Revenues for the first nine months 2002	$323,068	$163,699		$486,767
Less revenues from discontinued products(5)	(2,964)	(612)		(3,576)

Revenues from continuing products	320,104	163,087		483,191
Adjust for effect of foreign exchange rates on continuing products(4)	(653)	(669)		(1,322)

Currency adjusted revenues from continuing products	$319,451	$162,418		$481,869

Revenues for the first nine months 2001(3)	$308,349	$167,685		$476,034
Less revenues from discontinued products(5)	(10,314)	(24,991)		(35,305)

Revenues from continuing products	$298,035	$142,694		$440,729

Revenue growth (decline) for the first nine months 2002	5%	(2%)		2%
Currency adjusted revenue growth (decline)	5%	(3%)		2%
Revenue growth for continuing products	7%	14%		10%
Currency adjusted revenue growth for continuing products	7%	14%		9%

(1)	Unallocated items for the nine months ended September 30, 2002 and 2001 include amortization of goodwill of $0 and $131.9 million, amortization of purchased intangibles of $48.2 million and $72.8 million, amortization of deferred compensation of $0.2 million and $2.0 million, and business integration costs of $16.1 million and $9.0 million, respectively, which are not allocated by management for purposes of analyzing the operations since they are principally non-cash or one-time items resulting primarily from business restructuring or purchase accounting.

(2)	Excludes deferred compensation for the nine months ended September 30, 2002 and 2001 of $0.2 million and $2.0 million, respectively, which is allocated to operating expenses.

(3)	2002 presentation of 2001 revenues and gross margin by segment reflects reclassifications of revenues and gross margin between segments due to changes in segment categorization of certain products.

(4)	Changes in foreign exchange rates when compared to the same period in the prior year affected dollar denominated revenues. These adjustments are to arrive at dollar denominated revenues assuming foreign exchange rates that are constant with those during the comparable period of last year.
(5)	Subsequent to the date of the merger with Life Technologies, we discontinued the sale of products that were low growth, low volume and/or low gross margin.

     Revenues. In addition to our analysis of changes in reported revenues, we have also provided revenue comparisons on a foreign currency constant basis, to clarify the changes in our revenues that are unrelated to foreign currency translation effects. We have also reclassified revenues by segment reported for 2001 to conform to the segment classifications used in 2002.

     Revenues for the three months ended September 30, 2002 increased $6.6 million, or 4%, from $156.0 million in 2001 to $162.6 million for 2002. Changes in foreign exchange rates when comparing the third quarter of 2002 with the same period in 2001 increased U.S. dollar-denominated revenues, accounting for $3.7 million of the $6.6 million increase. This increase from changes in foreign exchange rates also increased our revenue growth rate by 2%. Subsequent to the merger with Life Technologies that occurred in September 2000, we discontinued the sale of some products that were low growth, low volume and/or low gross margin. Sales of these products were $0.4 million for the three months ended September 30, 2002, down from $8.4 million for the same period in 2001. Revenues from continuing products for the three months ended September 30, 2002 increased 7% from the same period in 2001, when holding foreign currency exchange rates constant.

     Revenues for the nine months ended September 30, 2002 increased $10.7 million, or 2%, from $476.0 million in 2001 to $486.8 million for 2002. This increase includes $1.0 million resulting from changes in foreign exchange rates when comparing the first nine months of 2002 with the same period in 2001, which increased U.S. dollar-denominated revenues and slightly increased our revenue growth rate by 0.2%. Sales of discontinued products were $3.6 million for the nine months ended September 30, 2002, down from $35.3 million for the same period in 2001. Revenues from continuing products for the nine months ended September 30, 2002 increased 9% from the same period in 2001, when holding foreign currency exchange rates constant.

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

     Molecular Biology Segment Revenues. Revenues for the Molecular Biology segment increased $6.5 million, or 7%, from $100.3 million for the three months ended September 30, 2001, to $106.8 million in 2002. The $106.8 million of Molecular Biology revenues in 2002 includes $0.3 million of revenues from the sale of products that were divested or discontinued, down from $1.6 million sold in the same period last year. Changes in foreign exchange rates increased dollar-denominated Molecular Biology revenues by $2.3 million when comparing the three months ended September 30, 2002 with the same period in 2001. Holding foreign exchange rates constant with 2001, sales of continuing Molecular Biology products during the three months ended September 30, 2002 increased 6% from 2001 revenues for the same period. Sales of our cloning and gene expression, separation and analysis, and amplification products lines, increased 16% during the three months ended September 30, 2002 on a currency comparable basis with 2001. Revenues from our other molecular biology product lines, including oligonucleotides, custom services, licensing and royalties, were 36% lower than last year on a currency comparable basis for the three months ended September 30, 2002.

     Revenues for the Molecular Biology segment increased $14.7 million, or 5%, from $308.3 million for the nine months ended September 30, 2001, to $323.1 million in 2002. The $323.1 million of Molecular Biology revenues in 2002 includes $3.0 million of revenues from the sale of products that were divested or discontinued, down from $10.3 million sold in the same period last year. Changes in foreign exchange rates increased dollar-denominated Molecular Biology revenues by $0.6 million when comparing the nine months ended September 30, 2002 with the same period in 2001. Holding foreign exchange rates constant with 2001, sales of continuing Molecular Biology products during the nine months ended September 30, 2002 increased 7% from 2001 revenues for the same period. Sales of our cloning and gene expression, separation and analysis, and amplification products lines, increased 17% during the nine months ended September 30, 2002 on a currency comparable basis with 2001. Revenues from our other molecular biology product lines, including oligonucleotides, custom services, licensing and royalties, were 28% lower than last year on a currency comparable basis for the nine months ended September 30, 2002.

     Sales growth for our cloning and gene expression, separations and analysis, and amplification product lines, slowed during this year to a 17% currency adjusted revenue growth rate for the nine months ended September 30, 2002. Currently, we expect our revenue growth rate for this portion of our business for the remainder of 2002 to be consistent with the first nine months of 2002.

     The decline in other molecular biology product lines mainly resulted from the transition of operations from Huntsville, Alabama to Carlsbad, California and to lower sales in our custom oligonucleotides business.

     If revenue growth for our core molecular biology products slows, or if revenues for oligonucleotides and custom services continue to decline, this could result in a material negative impact on our revenue for 2002 and beyond.

     Cell Culture Segment Revenues. Revenues for the Cell Culture segment for the three months ended September 30, 2002 remained the same at $55.8 million for both 2001 and 2002. The $55.8 million of Cell Culture revenues for the three months ended September 30, 2002 includes $0.1 million of revenues from the sale of products that were divested or discontinued, down from $6.8 million sold in the same period last year, which included revenues from our BioSepra business that was sold in July 2001. Changes in foreign exchange rates during the third quarter of 2002 increased U.S. dollar-denominated revenues by $1.4 million. Holding foreign exchange rates constant with 2001, sales of continuing Cell Culture products during the three months ended September 30, 2002 increased 11% from 2001 revenues for the same period. This increase reflects sales of Cell Culture products for research applications that increased 14% during the three months ended September 30, 2002 on a currency comparable basis.

     Revenues for the Cell Culture segment for the nine months ended September 30, 2002 decreased $4.0 million, or 2%, from $167.7 million in 2001 to $163.7 million in 2002. The $163.7 million of Cell Culture revenues for the nine months ended September 30, 2002 includes $0.6 million of revenues from the sale of products that were divested or discontinued, down from $25.0 million sold in the same period last year, which included revenues from our BioSepra business that was sold in July 2001. Changes in foreign exchange rates during the first nine months of 2002 increased U.S. dollar-denominated revenues by $0.5 million. Holding foreign exchange rates constant with 2001, sales of continuing Cell Culture products during the nine months ended September 30, 2002 increased 14% from 2001 revenues for the same period. This increase reflects sales of Cell Culture products for both research applications and large-scale production applications that increased 14% and 13%, respectively, during the nine months ended September 30, 2002 on a currency comparable basis.

     Sales of cell culture products for large-scale production applications can vary significantly due to customer demand. As a result, cell culture revenue growth rates can vary significantly.

     Gross Margin. Our gross margin for the three months ended September 30, 2002, was 59% compared with 56% for the same period in 2001. For the nine months ended September 30, 2002, gross margin was 58% compared with 55% for the same period in 2001. We have instituted various programs to improve gross margin since the Life Technologies merger, including cost reductions, price adjustments and the discontinuation or sale of lower-margin product lines.

     Gross margin for the Molecular Biology segment for the three months ended September 30, 2002 and 2001, was 62% for both periods, and for the Cell Culture segment was 52% and 46%, respectively. For the nine months ended September 30, 2002 and 2001, gross margin for the Molecular Biology segment was 62% and 61%, respectively, and for the Cell Culture segment was 51% and 45% for the same periods, respectively. The significant increase in the Cell Culture gross margin in 2002 from 2001 was attributable to lower sales in 2002 of low-margin, discontinued products, a favorable change in the mix of higher-margin, proprietary media sales in 2002, and higher selling prices in 2002, especially for fetal bovine serum. While these items combined had a favorable impact in the third quarter of 2002, we expect margins for our Cell Culture segment to be lower during the next year as higher serum costs will reduce gross margins.

     We believe that gross margin for future periods will be affected by, among other things, the continuing integration of previously acquired businesses in addition to sales volumes, competitive conditions, royalty payments on licensed technologies, the cost of raw materials, changes in average selling prices, and foreign currency rates.

     Sales and Marketing. Sales and marketing expenses increased $3.4 million from $27.4 million for the three months ended September 30, 2001, to $30.8 million for 2002. As a percentage of revenues, sales and marketing expenses increased from 18% for the third quarter of 2001 to 19% for the same period in 2002. Sales and marketing expenses increased $7.1 million from $83.3 million for the nine months ended September 30, 2001, to $90.4 million for 2002. As a percentage of revenues, sales and marketing expenses increased from 18% for the first nine months of 2001 to 19% for the same period in 2002. The absolute increase in sales and marketing expenses is primarily due to increased headcount and promotional spending, partially offset by reductions from the closure of our Alabama location in April 2002, the sale of our BioSepra entity in July 2001 and the sale of our Serva entity in June 2002.

     Sales and marketing expenses for the three months ended September 30, 2002 for the Molecular Biology segment were $23.6 million, or 22% of segment revenues compared to $20.3 million, or 20% for the same period in 2001. Sales and marketing expenses for the nine months ended September 30, 2002 for the Molecular Biology segment were $69.4 million, or 21% of segment revenues compared to $61.9 million, or 20% for the same period in 2001.

     Sales and marketing expenses for Cell Culture were $7.2 million, or 13% of segment revenues for the first three months in 2002 compared to $7.0 million, or 13% for the same period in 2001. Expenses for Cell Culture were $21.0 million, or 13% of segment revenues for the first nine months in 2002 compared to $20.9 million, or 13% for the same period in 2001.

     General and Administrative. General and administrative expenses for the three months ended September 30, 2002 decreased $1.1 million from $19.4 million in 2001 to $18.3 million in 2002. As a percentage of revenues, general and administrative expenses for the third quarter decreased from 12% for 2001 to 11% 2002. The decrease in the third quarter of 2002 resulted mainly from cost reductions from the closure of our operations in Alabama and the sale of our Serva entity in June 2002, offset by increased headcount in Carlsbad and related increased spending. General and administrative expenses for the nine months ended September 30, 2002 increased $0.9 million from $49.7 million in 2001 to $50.7 million in 2002. As a percentage of revenues, general and administrative expenses for the first nine months remained the same at 10% for both 2002 and 2001. The absolute increase in general and administrative expenses is due to increased headcount in Carlsbad and related increased spending, and costs to purchase the rights to change-in-control agreements from four key management members, offset by cost reductions in Alabama.

     General and administrative expenses for the three months ended September 30, 2002 for the Molecular Biology segment were $10.1 million, or 9% of segment revenues compared to $11.8 million, or 12% for the same period in 2001. General and administrative expenses for the nine months ended September 30, 2002 for the Molecular Biology segment were $27.0 million, or 8% of segment revenues compared to $28.9 million, or 9% for the same period in 2001.

     General and administrative expenses for Cell Culture for the three months ended September 30, 2002 were $3.3 million, or 6% of segment revenues compared to $2.7 million, or 5% for the same period in 2001. Expenses for Cell Culture for the first nine months in 2002 were $10.3 million, or 6% of segment revenues compared to $8.5 million, or 5% for the same period in 2001.

     Research and Development. Research and development expenses decreased $0.4 million from $9.1 million for the three months ended September 30, 2001, to $8.7 million for 2002. Research and development expenses decreased $5.1 million from $29.1 million for the nine months ended September 30, 2001, to $24.0 million for 2002. As a percentage of revenues, research and development expenses decreased from 6% in 2001 to 5% in 2002 for both the three and nine month periods. The decrease in research and development expenses reflects the transition of research and development positions from our Maryland facilities to California during 2001 and the closure of our Alabama facility. During the remainder of 2002 we expect research and development expenses as a percentage of revenues to increase on a quarterly basis as we continue to recruit and hire qualified scientists in California.

     Research and development expenses for the three months ended September 30, 2002, for the Molecular Biology segment were $7.2 million, or 7% of segment revenues compared to $7.8 million, or 8% for the same period in 2001. Research and development expenses for the nine months ended September 30, 2002, for the Molecular Biology segment were $19.7 million, or 6% of segment revenues compared to $24.8 million, or 8% for the same period in 2001.

     Research and development expenses for Cell Culture for the three months ended September 30, 2002 were $1.5 million, or 3% of segment revenues compared to $1.3 million, or 2% for the same period in 2001. Expenses for Cell Culture for the first nine months in 2002 increased slightly from $4.0 million, or 2% of segment revenues in 2001 to $4.3 million, or 3% of segment revenues.

     Goodwill Amortization. Effective January 1, 2002, we adopted SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” which eliminated the amortization of goodwill. The adoption of these statements also resulted in the reclassification of the net book value assigned to the assembled workforce intangible at December 31, 2002, which totaled $33.4 million, to goodwill. Amortization expense for goodwill and the assembled workforce intangible for the three and nine months ended September 30, 2001, totaled $43.4 million and $134.0 million, respectively. With the adoption of SFAS No. 141 and SFAS No. 142 at the beginning of this year, we expect that the elimination of goodwill and assembled workforce amortization will have a positive impact on net income for the year ended December 31, 2002, of approximately $178.6 million, net of tax.

     SFAS No. 142 requires an initial evaluation for impairment of goodwill balances upon adoption of the new accounting pronouncement. We have completed our initial review for potential impairment of goodwill that existed at January 1, 2002, and have determined that no impairment of goodwill existed at January 1, 2002. SFAS No. 142 also requires periodic evaluations for impairment of goodwill balances. We expect to complete our annual evaluation for impairment of goodwill during the three months ending December 31, 2002. A significant decline in our stock price or the stock price of comparable companies; a significant decline in our projected revenue or earnings growth or cash flows; and unanticipated competition and loss of key personnel are among many factors that could result in an impairment charge that could have a material negative impact on our operating results.

     Other Purchased Intangibles Amortization. Amortization expense for other purchased intangible assets acquired with the Life Technologies merger was $16.1 million for the three months ended September 30, 2002 and $22.3 million for the same period in 2001. Expense for the nine months ended September 30, 2002 and 2001 was $48.2 million and $72.8 million, respectively. The reduction in expense from 2001 to 2002 resulted from the reclassification of the assembled workforce intangible to goodwill and the assignment of an indefinite life to the portion of the purchased tradenames and trademarks allocated to the GIBCO tradename, which totaled $8.7 million at December 31, 2001. In accordance with SFAS No. 142, both of these intangibles are no longer amortized beginning January 1, 2002. The reduction in expense also resulted from the sale of our BioSepra business in July 2001 and the related disposition of purchased intangibles assigned to that business in addition to one intangible asset that became fully amortized in September 2001. With the adoption of SFAS No. 141 and SFAS No. 142 at the beginning of this year, the sale of our BioSepra business last year and completed amortization of one purchased intangible asset in 2001, we expect that the reduction in amortization expense on these purchased intangibles will approximate $26.2 million and will positively affect net income by approximately $15.9 million for the year ended December 31, 2002.

     Business Integration Costs. In April 2002, we announced our plan to integrate our operations in Alabama with the rest of the company. Restructuring costs for the three and nine months ended September 30, 2002 totaled $0.2 million and $13.9 million, respectively, and include $9.5 million in impairment losses on facilities, equipment and notes receivable and $4.4 million in severance and relocation costs. Future restructuring costs associated with the Huntsville closure are expected to be minimal, unless actual proceeds from the sale of real estate in Huntsville are significantly different than our current estimates.

     Merger-related business integration costs for the three and nine months ended September 30, 2002, totaled $50,000 and $2.2 million, respectively, and are for the restructuring and integration of the operations of Life Technologies and Invitrogen that are not part of the purchase price of the acquisition since the costs incurred benefit future operations of the combined companies. These costs are mainly comprised of $1.6 million for the retention of employees in Maryland and $0.6 million to relocate property as we transitioned employees, functions and property from Maryland to California during the first half of 2002. We have now largely completed our planned restructuring activities associated with the Life Technologies merger.

     Interest Income. Interest income increased by $2.0 million from $5.2 million for the three months ended September 30, 2001, to $7.3 million for the same period in 2002. For the nine months ended September 30, interest income increased by $4.2 million from $16.0 million in 2001 to $20.2 million in 2002. The increases during 2002 were mainly attributable to larger balances of cash and investments during 2002, partially offset by lower rates of interest earned on investments during 2002. Interest income in the future will be affected by changes in short-term interest rates and changes in cash balances which could be materially affected by acquisitions and our stock buyback program.

     Interest Expense. Interest expense increased $3.4 million from $2.6 million for the three months ended September 30, 2001, to $6.0 million for the same period in 2002. For the nine months ended September 30, interest expense increased $10.2 million from $8.0 million in 2001 to $18.1 million in 2002. The increase in 2002 was due mainly to interest on the 2¼% Convertible Subordinated Notes due 2006 that were issued in December 2001.

     Other Income (Expense), Net. Other income (expense), net, for 2002 and 2001 includes net periodic pension income from an overfunded defined benefit plan acquired in the merger with Dexter Corporation in 2000, as well as gains and losses on the sale of assets and businesses, and foreign currency transactions. Other income, net, for the three months ended September 30, 2002 and 2001 was principally related to income from the overfunded pension plan. The net periodic pension income is recognized as other non-operating income since the plan provides benefits to participants who are not employees of the Company. For the full year in 2002, the net periodic pension income is expected to be $1.3 million compared with $2.5 million for the full year in 2001. For the nine months ended September 30, 2002, other expense, net, includes $1.0 million of net periodic pension income, a loss of $0.5 million on the sale of our Serva subsidiary, a loss of $0.3 million on the sale of our Indian subsidiary and net foreign currency exchange losses of $0.9 million. For the nine months ended September 30, 2001, other income, net, includes $1.9 million of net periodic pension income, a $1.3 million gain on the sale of a product line, a $1.0 million gain on the sale of a facility in Europe and net foreign currency exchange losses of $0.9 million.

     Provision for Income Taxes. The income tax provision for the nine months ended September 30, 2002, was $17.7 million on pre-tax income of $56.1 million. Included in pre-tax income are certain business integration costs and amortization expense of certain purchased intangibles that provide financial reporting tax benefits at rates higher than our effective tax rate for all other pre-tax income. Excluding the impact of these costs and expense, our effective tax rate was 35.5% for the nine months ended September 30, 2002 compared with 35.4% for the full year 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Operating activities provided net cash of $99.4 million during the nine months ended September 30, 2002. Business integration costs incurred to integrate our operations in Alabama with the rest of the company for the three months ended September 30, 2002 totaled $13.9 million and included $9.5 million in impairment losses and $4.4 million in severance and relocation costs. Future restructuring costs associated with the Huntsville closure are expected to be minimal, unless actual proceeds from the sale of real estate in Huntsville are significantly different than our current estimates. Merger-related business integration costs for the nine months ended September 30, 2002, totaled $2.2 million and were attributed to the restructuring and integration of the operations of Life Technologies and Invitrogen that are not part of the purchase price of the acquisition since the costs incurred benefit future operations of the combined companies. These costs are mainly comprised of $1.6 million for the retention of employees in Maryland and $0.6 million to relocate property as we completed our transition of employees, functions and property from Maryland to California. As of September 30, 2002, we had $3.9 million in accrued merger and restructuring related costs that are included in accrued expenses and other current liabilities in the consolidated balance sheets, the majority of which we expect to pay during the remainder of the year.

     Net cash used in investing activities was $353.8 million, and reflects a net $310.8 million that was invested in marketable securities with maturities greater than three months and payments for capital expenditures and intangible assets (primarily intellectual properties) during the nine months ended September 30, 2002, which totaled $43.0 million and $2.3 million, respectively. These net uses were offset by $1.1 million in cash received, net of cash sold, from the sale of our Serva subsidiary. For the year ending December 31, 2002, we expect spending for capital equipment and information technology to range from $48 million to $52 million, including $19 million to $20 million necessary to complete the build out of our new 320,000 square foot multi-purpose facility in Carlsbad, California.

     We are offering for sale certain facilities in Frederick, Maryland and Huntsville, Alabama which became idle or excess as we have consolidated our operations. At September 30, 2002, we have $14.8 million recorded as assets held for sale for these facilities, which is included in prepaid expenses and other current assets in the Consolidated Balance Sheets.

     Net cash used in financing activities totaled $8.7 million, and includes $9.5 million used to purchase shares of our common stock and $2.8 million used to reduce our outstanding line of credit balance in Japan to zero, offset by $3.9 million in proceeds from stock issued under employee stock plans.

     In July 2002, our board of directors authorized the repurchase of up to $300 million of our common stock over the next three years. We repurchased 393,000 shares of common stock at a total cost, in cash and accruals, of $13.3 million through September 30, 2002, which has been reported as a reduction in shareholders’ equity as Treasury Stock. The timing and price of future repurchases will depend on market conditions and other factors. Funds for the repurchase are expected to come primarily from cash generated from operations, or funds on hand.

     On October 15, 2002, we announced a definitive agreement under which we will seek to acquire InforMax, Inc. (Nasdaq: INMX), for cash at $1.36 per share or approximately $42 million. The transaction is being conducted as a cash tender offer for all InforMax shares, and the tender offer commenced on October 25, 2002.

     We are continuing to seek additional corporate and technology acquisition opportunities that support our molecular biology and cell culture platforms. While we cannot predict the timing or size of any future acquisitions, or if any will occur at all, a significant amount of our cash and/or stock may be used to acquire companies, assets or technologies. We could also choose to fund any acquisitions, at least partly, with new debt.

     During the nine months ended September 30, 2002, we recorded a reduction in our current tax liability of $0.7 million representing the tax benefit for non-qualified stock option exercises and disqualifying dispositions of our common stock by employees during the year. This benefit is reflected as additional paid-in-capital in the September 30, 2002 consolidated balance sheet. During this same time period we also recognized a $4.6 million reduction in additional paid-in-capital and an offsetting increase in our taxes payable resulting from amendments to 2001 taxable income subsequent to 2001 for some employees as they provided changes to their taxable transaction survey letters.

     We have $500 million principal amount of 2¼% Convertible Subordinated Notes, or 2¼% Convertible Notes, due 2006, outstanding at September 30, 2002. Interest on the 2¼% Convertible Notes is payable semi-annually on June 15th and December 15th. The 2¼% Convertible Notes were issued at 100% of principal value, and are convertible into 5.8 million shares of common stock at the option of any holder at any time at a price of $86.10 per share. The 2¼% Convertible Notes may be redeemed, in whole or in part, at our option on or after December 20, 2005 at 100% of the principal amount.

     We also have $172.5 million principal amount of 5½% Convertible Subordinated Notes, or 5½% Convertible Notes, due 2007, outstanding at September 30, 2002. Interest on the 5½% Convertible Notes is payable semi-annually on March 1st and September 1st. The 5½% Convertible Notes were issued at 100% of principal value and are convertible into 2.0 million shares of common stock at the option of the holder at any time at a price of $85.20 per share. The 5½% Convertible Notes may be redeemed, in whole or in part, at our option on or after March 1, 2003, at an initial premium of 103.143% of the principal amount. The premium declines annually to 100% of the principal amount of the notes at March 1, 2007.

     In the event of a change of control of Invitrogen, the holders of the 2¼% Convertible Notes and the 5½% Convertible Notes each have the right to require us to repurchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of the notes plus all accrued and unpaid interest.

     As of September 30, 2002, we had cash and cash equivalents of $626.3 million, short-term investments of $78.0 million, long-term investments of $425.8 million and working capital of $811.5 million, excluding restricted cash and investments. Our funds are currently invested in overnight money market accounts, time deposits, commercial paper, demand notes, corporate bonds, municipal notes and bonds, U.S. treasury obligations and government agency notes. As of September 30, 2002, foreign subsidiaries in Brazil, Japan and New Zealand had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The U.S. dollar equivalent of these facilities total $5.1 million, of which none was outstanding at September 30, 2002.

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

CRITICAL ACCOUNTING POLICIES

     Revenue Recognition. We derive our revenue from the sale of our products, services and technology. We recognize revenue from product sales upon transfer of title to the product, which generally occurs upon shipment to the customer. We generally ship to our customers FOB shipping point. In cases where customers order and pay for products and request that we store a portion of their order for them, we record any material up-front payments as deferred revenue in accrued expenses and other current liabilities in the consolidated balance sheets and recognize revenue upon shipment of the product to the customer. The Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition,” or SAB 101, provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. We believe that our revenue recognition policy is consistent with this guidance and in accordance with generally accepted accounting principles. If our shipping policies, including the point of title transfer, were to change, materially different reported results would be likely.

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

     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base these estimates and assumptions upon historical experience and existing, known circumstances. Actual results could differ from those estimates. Specifically, management must make estimates in the following areas:

•	Allowance for doubtful accounts. We provide a reserve against our receivables for estimated losses that may result from our customers’ inability to pay. We determine the amount of the reserve by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers’ country or industry, historical losses and our customers’ credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this reserve. To minimize the likelihood of uncollectibility, customers’ credit-worthiness is reviewed periodically based on external credit reporting services and our experience with the account and adjusted accordingly. Should a customer’s account become past due, we generally place a hold on the account and discontinue further shipments to that customer, minimizing further risk of loss. Additionally, our policy is to fully reserve for all accounts with aged balances greater than one year. The likelihood of a material loss on an uncollectible account would be mainly dependent on deterioration in the overall economic conditions in a particular country or environment. Reserves are fully provided for all expected or probable losses of this nature. Gross trade accounts receivables totaled $101.2 million and the allowance for doubtful accounts was $4.0 million at September 30, 2002.

•	Inventory adjustments. Inventories are stated at lower of cost or market. We review the components of our inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. Stock levels in excess of one year’s expectation of usage or sales are fully reserved. The likelihood of any material inventory write-down is dependent on customer demand, competitive conditions or new product introductions by us or our customers that vary from our current expectations. Inventories were stated at $84.3 million at September 30, 2002.

•	Valuation of goodwill. In 2002, Statement of Financial Accounting Standards No. 142, or SFAS No. 142, “Goodwill and Other Intangible Assets” became effective and as a result, we ceased amortization of goodwill. In lieu of amortization, we are required to perform an annual review for impairment. Goodwill is considered to be impaired if we determine that the carrying value of the reporting unit exceeds its fair value. In addition to the annual review, an interim review is required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include:

•	a significant adverse change in legal factors or in the business climate;

•	a significant decline in our stock price or the stock price of comparable companies;

•	a significant decline in our projected revenue or earnings growth or cash flows;

•	an adverse action or assessment by a regulator;

•	unanticipated competition;

•	a loss of key personnel;

•	a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of;

•	the testing for recoverability under Statement 144 of a significant asset group within a reporting unit; and

•	recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

With the adoption of SFAS No. 142, we performed an initial review for impairment of our goodwill as of January 1, 2002 and determined that no impairment existed at that date. SFAS No. 142 also requires periodic evaluations for impairment of goodwill balances. We expect to complete our annual evaluation for impairment of goodwill during the fourth quarter of each year. Assessing the impairment of goodwill requires us to make assumptions and judgments regarding the fair value of the net assets of our reporting units. Additionally, since our reporting units share the majority of our assets, we must make assumptions and estimates in allocating the carrying value as well as the fair value of net assets to each reporting unit.

We cannot assure you that when we complete our annual or other periodic review for impairment of goodwill that a material impairment charge will not be recorded. Goodwill totaled $752.8 million at September 30, 2002.

•	Valuation of intangible and other long-lived assets. We periodically assess the impairment of intangible and other long-lived assets which require us to make assumptions and judgments regarding the carrying value of these assets. The assets are considered to be impaired if we determine that the carrying value may not be recoverable based upon our assessment of the following events or changes in circumstances:

•	the asset’s ability to continue to generate income from operations and positive cash flow in future periods;

•	any volatility or significant decline in our stock price and market capitalization compared to our net book value;

•	loss of legal ownership or title to the asset;

•	significant changes in our strategic business objectives and utilization of the asset(s); and

•	the impact of significant negative industry or economic trends.

If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. In addition, we base the useful lives and related amortization or depreciation expense on our estimate of the period that the assets will generate revenues or otherwise be used by us. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase. At September 30, 2002, the net book value of identifiable intangible assets that are subject to amortization totaled $352.0 million, the net book value of unamortized identifiable intangible assets with indefinite lives totaled $7.5 million and the net book value of property, plant and equipment totaled $130.6 million.

•	Accrued merger and restructuring related costs. To the extent that exact amounts are not determinable, we have estimated amounts for direct costs of our acquisitions, merger-related expenses and liabilities related to our business combinations and restructurings in accordance with the Emerging Issues Task Force, or EITF, Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring),” and EITF Issue 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Our accrued merger and restructuring related costs were $3.9 million at September 30, 2002, the majority of which we expect to pay during the remainder of the year. Materially different reported results would be likely if any of the estimated costs or expenses were different from our estimations or if the approach, timing and extent of the restructuring plans adopted by management were different.

•	Litigation reserves. Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in the consolidated balance sheets. The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the favorable or unfavorable outcome of the particular litigation. Both the amount and range of loss on the remaining pending litigation is uncertain. As such, we are unable to make a reasonable estimate of the liability that could result from unfavorable outcomes in litigation. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

•	Insurance, environmental and divestiture reserves. We maintain self-insurance reserves to cover potential property, casualty and workers’ compensation exposures from certain former business operations of Dexter. These reserves are based on actuarially determined loss probabilities and take into account loss history as well as actuarial projections based on industry statistics. We also maintain environmental reserves to cover estimated costs for certain environmental exposures assumed in the merger with Dexter. The environmental reserves, which are not discounted, are determined by management based upon currently available information. Divestiture reserves are maintained for known claims and warranties assumed in the merger with Dexter. The warranty reserves are based on management estimates that consider historical claims. As actual losses and claims become known to us, we may need to make a material change in our estimated reserves which could also materially impact our results of operations. Our insurance, environmental and divestiture reserves were $11.4 million at September 30, 2002.

•	Benefit and pension plans. We sponsor and manage several retirement and health plans for employees and former employees. Accounting and reporting for the pension plans requires the use of assumptions for discount rates, expected returns on plan assets and rates of compensation increase that are used by our actuaries to determine our liabilities and annual expenses for these plans in addition to the value of the plan assets included in our consolidated balance sheets. Our actuaries also rely on assumptions, such as mortality rates, in preparing their estimates for us. The likelihood of materially different valuations for assets, liabilities or expenses, would depend on interest rates, investment returns or actuarial assumptions that are different from our current expectations.

•	Valuation of deferred income taxes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The likelihood of a material change in our expected realization of these assets depends on future taxable income, our ability to deduct tax loss carryforwards against future taxable income, the effectiveness of our tax planning and strategies among the various tax jurisdictions in which we operate, changes in the deductibility of interest paid on our convertible subordinated debt and any significant changes in the tax treatment received on our business combinations.

•	Segment Information. We provide segment financial information and results for our Molecular Biology and Cell Culture segments based on the segregation of revenues and expenses used for management’s assessment of operating performance and operating decisions. Expenses shared by the segments require the use of judgments and estimates in determining the allocation of expenses to the two segments. Different assumptions or allocation methods could result in materially different results by segment. Also, we do not currently segregate assets by segment as a significant portion of our total assets are intangible assets and cash and cash equivalents which we do not assign to our two operating segments. We are evaluating the feasibility and usefulness of assigning our other assets to the Molecular Biology and Cell Culture segments and may report assets by segment in the future. We also do not report product line information as it would be impracticable to do so.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement No. 141, or SFAS No. 141, “Business Combinations,” and Statement No. 142, or SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS No. 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001 were reassessed and the remaining amortization periods adjusted accordingly. SFAS No. 142 was effective January 1, 2002.

     The net book value assigned to the assembled workforce intangible at December 31, 2001, which totaled $33.4 million, has been reclassified and reported as goodwill and is no longer amortized beginning January 1, 2002. Additionally, the net book value of the purchased tradenames and trademarks assigned to the GIBCO tradename, which totaled $7.5 million at December 31, 2001, is no longer amortized beginning January 1, 2002, in accordance with SFAS No. 142, due to its indefinite life. Based on the current values assigned to goodwill, assembled workforce and the GIBCO tradename, the elimination of goodwill amortization and indefinite-lived intangible asset amortization will have a positive impact on reported net income for the year ended December 31, 2002 of approximately $179.2 million, net of tax. During the second quarter of 2002, we completed the impairment test of goodwill and indefinite-lived intangible assets as of January 1, 2002 as required by SFAS No. 142. We determined that no impairment of the carrying values of goodwill and indefinite-lived intangible assets existed at January 1, 2002, the date of adoption. SFAS No. 142 also requires periodic evaluations for impairment of goodwill and indefinite-lived intangible asset balances. We expect to complete our annual evaluation for impairment during the three months ending December 31, 2002. We cannot assure you that at the time the review is completed a material impairment charge will not be recorded.

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

     In June 2002, the Financial Accounting Standards Board issued Statement No. 146, or SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that costs associated with exit or disposal activities be recorded at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002 and will impact the timing of exit or disposal costs reported by us after adoption.

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

     Changes in foreign currency exchange rates can affect our reported results of operations, which are reported in U.S. dollars. Based on the foreign currency rate in effect at the time of the translation of our non-U.S. results of operations into U.S. dollars, reported results could be different from prior periods even if the same amount and mix of our products were sold at the same local prices during the two periods. This will affect our reported results of operations, and also makes the comparison of our business performance in two periods more difficult. For example, our revenues for the nine months ended September 30, 2002 were $486.8 million using applicable foreign currency exchange rates for that period. However, applying the foreign currency exchange rates in effect during the nine months ended September 30, 2001 to our non-U.S. revenues for 2002 results in revenues of $485.7 million. Therefore, as a result of the change in the applicable foreign currency exchange rates, our 2002 revenues reported in U.S. dollars were positively affected by $1.1 million. These changes in currency exchange rates have affected, and will continue to affect our reported results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities. To assist investors with the comparisons of our underlying business between currently reported periods, we have provided our revenue and growth rate results on a foreign currency comparable basis.

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

Failure to integrate acquired companies into our operations successfully could reduce our revenues and profits.

     Our integration of the operations of previously-acquired companies (and any companies we acquire in the future, including the planned acquisition of InforMax, Inc.), will continue to require significant internal resources, including the coordination of research and development and sales and marketing efforts. We may find it difficult to integrate fully the operations of these acquired companies. A significant number of employees from acquired companies have left us or we have terminated their employment, and others may leave or have their employment terminated. Some of these employees had change in control agreements pursuant to which we have made significant lump sum cash payments. We have entered into Retention and Settlement Agreements with some of these employees that required us to make significant lump sum cash payments during the third quarter of 2002 and will require additional significant lump sum cash payments in 2004, provided the employees continue to be employed at such time and satisfy other requirements of the agreements.

     We recently completed the closure of our facility in Huntsville, Alabama and are working to integrate those operations into our operations in Carlsbad, California, Frederick, Maryland and Grand Island, New York.

     Our U.S. headquarters and pre-merger operations are located in Carlsbad, California. As a result of our mergers, we have operations in Frederick, Maryland, and Grand Island, New York, as well as locations throughout Europe and Asia-Pacific. Because our facilities are physically separated and we are relocating certain functions, it may be difficult for us to communicate effectively with, manage and integrate these employees and operations with the rest of our company. Such difficulties could seriously damage our operations and consequently our financial results.

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

     Even if we are able to integrate our acquired operations, we cannot assure you that we will achieve synergies from the combined operations, or that the new operations will be as effective as those they replaced. Our stock price could suffer if the market developed a perception that we had not achieved the maximum benefit from an acquired business or that an acquisition we completed was not successful.

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

     In addition, demand for our products may weaken, and cause a material adverse effect on our financial condition. For example, revenue growth from oligonucleotides slowed in the fourth quarter of 2001, compared to the fourth quarter of 2000, and continued to show weakness in the first nine months of 2002. Likewise, reported revenue from custom services declined in the fourth quarter of 2001, and continued to show weakness in the first nine months of 2002.

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

     Rapid technological change and frequent new product introductions are typical for the market for our products. For example, prepackaged kits to perform research in particular cell lines and already-isolated genetic material are only now coming into widespread use among researchers. Our future success will depend in part on continuous, timely development and introduction of new products that address evolving market requirements. We believe successful new product introductions provide a significant competitive advantage because customers make an investment of time in selecting and learning to use a new product, and are reluctant to switch thereafter. We spend significant resources on internal research and development as well as on technology developed elsewhere to support our effort to develop and introduce new products. To the extent that we fail to introduce new and innovative products, we could fail to obtain an adequate return on these investments and could lose market share to our competitors, which would be difficult or impossible to regain. An inability, for technological or other reasons, to develop successfully and introduce new products could reduce our growth rate or otherwise damage our business.

     In the past we have experienced, and we are likely to experience in the future, delays in the development and introduction of products. We cannot assure you that we will keep pace with the rapid rate of change in life sciences research, or that our new products will adequately meet the requirements of the marketplace or achieve market acceptance. Additionally, we have previously encountered difficulty in forecasting the demand for our new products and our failure to accurately forecast the demand resulted in less of those products being available to the market. We cannot assure you that we will be able to accurately forecast the demand for our products in the future.

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

     Our business model of providing products to researchers working on a variety of molecular biology and related projects requires us to develop a wide spectrum of products. To generate broad product lines it is advantageous sometimes to license technologies from the scientific community at large rather than depending exclusively on the inventions of our own employees. As a result, we believe our ability to in-license new technologies from third parties is and will continue to be critical to our ability to offer new products. Significant portions of our current revenues are from products manufactured or sold under licenses from third parties.

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

Loss of licenses could hurt our performance.

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

Intellectual property litigation could harm our business.

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

     In addition to the intellectual property litigation discussed above, substantial, complex or extended litigation not related to intellectual property could cause us to incur large expenditures and distract our management. For example, lawsuits by employees, stockholders, collaborators, distributors, customers, or end-users of our products or services could be very costly and substantially disrupt our business. Disputes from time to time with such companies or individuals are not uncommon, and we cannot assure you that we will always be able to resolve such disputes out of court or on terms favorable to us.

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

     Our products and services are highly technical in nature. In general, only highly qualified and trained scientists have the necessary skills to develop and market our products and provide our services. In addition, some of our manufacturing positions are highly technical as well. We face intense competition for these professionals from our competitors, customers, marketing partners and other companies throughout our industry. We do not generally enter into employment agreements requiring these employees to continue in our employment for any period of time. Any failure on our part to hire, train, and retain a sufficient number of qualified professionals would seriously damage our business. Additionally, some measures that we implemented during the course of integrating former Life Technologies and Research Genetics facilities into our other operations have caused some of our key personnel, including those in research and development, to leave us. In 2001 we sold the headquarters of Life Technologies in Rockville, Maryland and have relocated the operations conducted there to our other facilities. In 2002 we closed our Huntsville, Alabama operations and relocated the operations conducted there to our other facilities. A significant number of our employees have either had their employment terminated or have chosen to terminate their employment rather than relocate. If we were to lose a sufficient number of our key employees, including research and development scientists, and were unable to replace them or satisfy our needs for research and development through outsourcing, it could seriously damage our business.

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

     The Asia-Pacific region, Europe, and South America, continue to experience somewhat unsteady economic conditions and there has been significant devaluation in currencies in some countries. The economic situation in these regions has resulted and may, in the future, result in slower payments of outstanding receivable balances. Our business could be damaged by weakness in the economies and currencies in these regions.

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

     The market price of our common stock has been subject to volatility and, in the future, the market price of our common stock and convertible notes may fluctuate substantially due to a variety of factors, including:

•	quarterly fluctuations in our operating income and earnings per share results;

•	technological innovations or new product introductions by us or our competitors;

•	economic conditions;

•	the business outlook for our Company or our industry;

•	disputes concerning patents or proprietary rights;

•	changes in earnings estimates by market research analysts;

•	sales of common stock by existing holders;

•	loss of key personnel; and

•	securities class actions or other litigation.

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

     Foreign Currency Transactions. We have operations in Europe, Asia-Pacific and the Americas. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. Many of our reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in exchange rates because they may become worth more or less than they were worth at the time we entered into the transaction due to changes in exchange rates. Both realized and unrealized gains or losses in the value of these receivables and payables are included in the determination of net income. Realized and unrealized gains or losses on the value of financial contracts entered into to hedge the exchange rate exposure of these receivables and payables are also included in the determination of net income. Net currency exchange gains recognized on business transactions, net of hedging transactions, were $60,000 for the three months ended September 30, 2002, and net losses were $0.9 million for the nine months ended September 30, 2002, and $0.1 million and $0.9 million for the three and nine months ended September 30, 2001, respectively, and are included in the consolidated statements of operations.

     Our currency exposures vary, but are primarily concentrated in the Euro, British Pound sterling, New Zealand dollar, Australian dollar and Japanese Yen. We currently use foreign currency forward contracts to mitigate foreign currency risk on non-functional currency receivables and payables. At September 30, 2002, we had $24.3 million in foreign currency forward contracts outstanding to hedge currency risk on specific receivables and payables. These contracts, which all settle on or before October 31, 2002, effectively fix the exchange rate at which these specific receivables and payables will be settled in, so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying receivables and payables. We currently do not enter into financial contracts to hedge foreign currency exchange risk on anticipated or forecasted transactions.

     Commodity Prices. Our exposure to commodity price changes relates to certain manufacturing operations that utilize certain commodities as raw materials. We manage our exposure to changes in those prices primarily through our procurement and sales practices.

     Interest Rates. Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The fair value of our cash equivalents and marketable securities are subject to change as a result of potential changes in market interest rates and investment risk related to the issuers’ credit worthiness. We do not utilize financial contracts to manage our exposure to changes in interest rates. As of September 30, 2002, our cash equivalents and short-term investments were invested primarily in securities with maturities of less than three months and, as a result, the fair value of these securities approximated carrying value due to their short-term nature. The fair value of our long-term investments, however, is subject to change as a result of potential changes in market interest rates. At September 30, 2002, the fair value of our long-term investments did not differ materially from carrying value.

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

     ITEM 4. Controls and Procedures

(a)	Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b)	There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities and Use of Proceeds

     Not applicable.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits: For a list of exhibits filed with this quarterly report, refer to the Index to Exhibits beginning on page 42.

(b)	The following reports on Forms 8-K were filed during the quarter ended September 30, 2002:

1)	None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVITROGEN CORPORATION

Date: November 13, 2002	By:	/s/ C. Eric Winzer

C. Eric Winzer Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

I, Lyle C. Turner, President and Chief Executive Officer of Invitrogen Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Invitrogen Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By:	/s/ Lyle C. Turner

Lyle C. Turner President and Chief Executive Officer

I, C. Eric Winzer, Chief Financial Officer of Invitrogen Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Invitrogen Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By:	/s/ C. Eric Winzer

C. Eric Winzer Chief Financial Officer

INDEX TO EXHIBITS

(In our Annual Report on Form 10-K for the Year Ended December 31, 2001, we
numbered sequentially all of the Material Contracts that we had filed as of
March 11, 2002. We have continued to number additional Material Contracts sequentially for ease of reference.)

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

2.1	Agreement and Plan of Merger, by and between Invitrogen and Life Technologies, Inc., dated July 7, 2000.(1)
2.2	Agreement and Plan of Merger, by and between Invitrogen and Dexter Corporation, dated July 7, 2000.(1)
2.3	Agreement and Plan of Merger, by and between Invitrogen, Babcock, Inc. and Informax, Inc., dated October 15, 2002.(2)
3.1	Restated Certificate of Incorporation of Invitrogen, as amended.(3)
3.2	Amended and Restated Bylaws of Invitrogen.(4)
3.3	Certificate of Correction to the Restated Certificate of Incorporation of Invitrogen, dated February 21, 2001.(5)
3.4	Certificate of Designation, Preferences and Rights of the Terms of the Series B Preferred Stock, dated March 27, 2001.(5)
4.1	Specimen Common Stock Certificate.(6)
4.2	5½% Convertible Subordinated Notes Due 2007, Registration Rights Agreement, by and among Invitrogen, and Donaldson, Lufkin & Jenrette Securities Corporation et al., as Initial Purchasers, dated March 1, 2000.(7)
4.3	Indenture, by and between Invitrogen and State Street Bank and Trust Company of California, N.A., dated March 1, 2000.(7)
4.4	2¼% Convertible Subordinated Notes due 2006, Registration Rights Agreement, by and among Invitrogen and Credit Suisse First Boston Corporation et al., as Initial Purchasers, dated December 11, 2001.(8)
4.5	Indenture, by and between Invitrogen and State Street Bank and Trust Company of California, N.A. and Table of Contents of Indenture, including Cross-Reference Table to the Trust Indenture Act of 1989, dated December 11, 2001.(8)
10.1	License Agreement, by and between Molecular Chimerics Corporation and Invitrogen, dated May 10, 1990.(6)
10.2	Purchase Agreement, by and between Cayla and Invitrogen, as amended, effective as of July 1, 1994.(6)
10.3	1995 Invitrogen Stock Option Plan.(6)
10.4	1996 Novel Experimental Technology Stock Option/Stock Issuance Plan.(9)
10.5	1997 Invitrogen Stock Option Plan, as amended, and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder.(10)
10.6	License Agreement, by and between Sloan-Kettering Institute for Cancer Research and Invitrogen, dated January 22, 1997.(6)
10.8	Novel Experimental Technology Employee Stock Ownership Plan and Trust Agreement, as amended, effective as of April 1, 1997.(11)
10.10	Stock Purchase Agreement, by and among Invitrogen and MorphaGen, Inc., a Delaware Corporation, dated November 3, 1998.(6)
10.11	1998 Novel Experimental Technology Stock Option/Stock Issuance Plan.(9)
10.12	1998 Invitrogen Employee Stock Purchase Plan, as amended, and form of subscription agreement thereunder.(2)
10.13	Patent License Agreement, by and among F. Hoffmann-La Roche Ltd., Roche Molecular Systems, Inc. and Invitrogen, effective as of July 1, 1998.(6)
10.14	Assignment of Intellectual Property Conditional On Payment, by and between Molecular Biology Resources and Invitrogen, dated May 31, 1999.(12)
10.15	Agreement and Plan of Merger, by and among Invitrogen, INVO Merger Corporation and NOVEX, dated June 14, 1999.(12)

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

10.16	Lease, by and between CalWest Industrial Properties, LLC, a California limited liability company, and Invitrogen, dated as of May 31, 2001.(8)
10.17	Lease, by and between Blackmore Signal Hill, a California Limited Partnership, and Invitrogen, dated October 7, 1999.(13)
10.18	Lease, by and between Blackmore Lot 99 Investment, a California Limited Partnership, and Invitrogen, dated December 20, 1999.(13)
10.20	Agreement and Plan of Merger, by and among Invitrogen, RG Merger Corporation and Research Genetics, Inc, dated February 1, 2000.(14)
10.21	5½% Convertible Subordinated Note Due 2007.(13)
10.22	5½% Convertible Subordinated Notes due 2007, Purchase Agreement, dated February 25, 2000.(13)
10.24	Contract of Sale, by and between Invitrogen and Human Genome Sciences, Inc., dated March 7, 2001.(5)
10.25	Indemnification Agreement, by and between Invitrogen and Thomas H. Adams, Ph.D., dated September 14, 2000.(13)
10.26	2¼% Convertible Subordinated Notes due 2006.(8)
10.27	2¼% Convertible Subordinated Notes due 2006, Purchase Agreement, dated December 11, 2001.(8)
10.28	Description of Non-Employee Director Compensation Arrangements, adopted April 26, 2001.(15)
10.29	Change in Control Agreement, by and between Invitrogen and Lyle C. Turner, dated June 1, 2001.(15)
10.30	Change in Control Agreement, by and between Invitrogen and James R. Glynn, dated June 1, 2001.(15)
10.31	Change in Control Agreement, by and between Invitrogen and Victor N. Nole, Jr., dated June 1, 2001.(15)
10.32	Change in Control Agreement, by and between Invitrogen and John D. Thompson, dated June 1, 2001.(15)
10.34	Rights Agreement, by and between Invitrogen and Fleet National Bank Rights Agent, dated February 27, 2001.(14)
10.35	2000 Nonstatutory Stock Option Plan, as amended and restated on July 19, 2001.(15)
10.36	Letter to Mr. Raymond Dittamore, regarding Non-Employee Director Compensation, dated November 5, 2001.(15)
10.37	Invitrogen 401(k), as amended and restated, effective as of January 1, 2002.(8)
10.38	Settlement and Retention Agreement, by and between Invitrogen and C. Eric Winzer, dated as of May 31, 2002.(16)
10.39	Settlement and Retention Agreement, by and between Invitrogen and Daryl J. Faulkner, dated as of May 31, 2002.(16)
10.40	Change in Control Agreement, by and between Invitrogen and Daryl J. Faulkner, dated as of May 31, 2002.(16)
10.41	Change in Control Agreement, by and between Invitrogen and C. Eric Winzer, dated as of May 31, 2002.(16)
10.42	Promotion and Relocation Letter, by and between Invitrogen and Daryl J. Faulkner, dated May 31, 2002.(16)
10.43	Promotion and Relocation Letter, by and between Invitrogen and C. Eric Winzer, dated May 31, 2002.(16)
10.44	Settlement and Retention Agreement, by and between Invitrogen and John A. Cottingham, dated as of June 7, 2002.(16)
10.45	Change in Control Agreement, by and between Invitrogen and John A. Cottingham, dated as of June 7, 2002.(16)
10.46	Form of Secured Promissory Note under Invitrogen’s Employee Relocation Guidelines.(16)
10.47	Form of Deed of Trust with Assignment of Rents under Invitrogen’s Employee Relocation Guidelines.(16)
10.48	Form of Addendum to Deed of Trust with Assignment of Rents under Invitrogen’s Employee Relocation Guidelines.(16)
10.49	Form of Employee Relocation Guidelines under Invitrogen’s Employee Relocation Guidelines.(16)
10.50	Settlement Agreement between Invitrogen and Daryl J. Faulkner dated September 9, 2002.

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-43674). Original 1998 Invitrogen Employee Stock Purchase Plan (“Plan”) and form of subscription agreement thereunder are incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-68665) and amendment to Plan is incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-43674).

(2)	Incorporated by reference to the Registrant’s Report on Schedule TO filed on October 25, 2002.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2000 (File No. 000-25317).

(4)	The Amended and Restated Bylaws are incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-68665). A further amendment to the Bylaws adopted by a Resolution of the Board of Directors dated July 19, 2001 is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2001 (File No. 000-25317).

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2001 (File No. 000-25317).

(6)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-68665).

(7)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-37964).

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2001 (File No. 000-25317), as amended.

(9)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-87085).

(10)	The 1997 Stock Option Plan, as amended and restated, is attached to this report. The forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder are incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-43674).

(11)	Incorporated by reference to Registrant’s Registration Statement on Form S-1/A (File No. 333-87085).

(12)	Incorporated by Reference Registrant’s Registration Statement on Form S-4 (File No. 333-82593).

(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2000, (File No. 000-25317).

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 30, 2001 (File No. 000-25317).

(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2001 (File No. 000-25317).

(16)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2002 (File No. 000-25317).