Form 10-K
period 2002-12-31
INVITROGEN CORP
filed 2003-03-07
CIK 1073431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 0-25317

Invitrogen Corporation

(Exact name of registrant as specified in its charter)

Delaware	33-0373077
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1600 Faraday Avenue Carlsbad, California (Address of principal executive offices)	92008 (Zip Code)

Registrant’s telephone number, including area code:

760-603-7200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock $.01 Par Value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑ or No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑ or No ☐

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2002 was $1,600,814,786.

      The number of outstanding shares of the registrant’s common stock as of February 25, 2003 was 50,011,202.

INCORPORATION BY REFERENCE

      Portions of the registrant’s proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with the registrant’s 2003 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2002.

INVITROGEN CORPORATION

Annual Report on Form 10-K
for the Year Ended December 31, 2002

FORWARD-LOOKING STATEMENTS

      Any statements in this Annual Report on Form 10-K about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” “outlook” and similar expressions. Additionally, statements concerning future matters, such as the development of new products, enhancements of technologies, sales levels and operating results and other statements regarding matters that are not historical are forward-looking statements. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from the results expressed in the statements. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Form 10-K. The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this Form 10-K. Among the key factors that have a direct impact on our results of operations are:

•	the risks and other factors described under the caption “Risk Factors” in this Form 10-K;

•	general economic and business conditions;

•	industry trends;

•	our assumptions about customer acceptance, overall market penetration and competition from providers of alternative products and services;

•	our actual funding requirements; and

•	availability, terms and deployment of capital.

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

      In this Form 10-K, unless the context requires otherwise, “Invitrogen,” “Company,” “we,” “our,” and “us” means Invitrogen Corporation and its subsidiaries.

PART I

ITEM 1. Business

General Development of Our Business

      We began operations as a California partnership in 1987 and incorporated in California in 1989. In 1997 we reincorporated as a Delaware corporation. Our principal offices are in Carlsbad, California.

      We have made a number of acquisitions in recent years that have significantly expanded our overall size and the breadth of the products we offer:

•	On August 17, 1999, we acquired NOVEX, a developer and manufacturer of pre-cast electrophoresis gels and associated products for gene and protein analysis. The legal entity NOVEX was merged into the Company on October 1, 2001, although NOVEX financial statements were consolidated into our financial statements as of the date of the acquisition.

•	On February 2, 2000, we acquired Research Genetics, Inc., a leading supplier of products and services for functional genomics and gene-based drug discovery research. The legal entity Research Genetics, Inc. was merged into the Company on October 1, 2001, although the financial statements were consolidated into our financial statements as of the date of acquisition.

•	On June 21, 2000, we acquired Ethrog Biotechnologies Limited, an Israeli company that develops, manufactures, and markets products for laboratory use.

•	On September 14, 2000, we completed our mergers with Life Technologies, Inc., a leading manufacturer of life sciences products and services, and its parent company, Dexter Corporation. Substantially all of the businesses and operations of Dexter except for Life Technologies, Inc. were sold prior to the closing of the mergers.

•	On December 6, 2002, we completed our acquisition of InforMax, Inc., a leading supplier of informatics software.

•	On February 4, 2003, we announced that we had entered into a definitive agreement to purchase substantially all of the assets of PanVera LLC, a subsidiary of Vertex Pharmaceuticals, including its biochemical and cellular assay capabilities and its commercial portfolio of proprietary reagents, probes and proteins.

      The NOVEX, Research Genetics and Ethrog acquisitions were all accounted for as poolings of interests. Therefore, our consolidated financial statements have been restated for all periods prior to these acquisitions to reflect the combined financial and operating results of Invitrogen, NOVEX, Research Genetics and Ethrog. The Life Technologies, Dexter and InforMax acquisitions have been accounted for as purchases and, accordingly, the results of their respective operations have been included in the accompanying financial statements from the date of acquisition, which significantly affects the comparability of financial information presented for the periods prior to and following those acquisitions.

           Investors wishing to obtain more information about Invitrogen may access our annual, quarterly and other reports and information filed with the SEC. Investors can read and copy any information we have filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. We also maintain an Internet site (www.invitrogen.com) that contains documents as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Financial Information About Our Segments

      As a result of our acquisition of Life Technologies, we reorganized into two lines of business, a Molecular Biology segment and a Cell Culture segment. Financial information regarding our segments is included in our Consolidated Financial Statements, which begin on page 41.

Description of Our Business

Company Overview

      We develop, manufacture and market research tools in kit form and provide other research products, including informatics software to customers engaged in life sciences research and the commercial manufacture of genetically engineered products. We are a leading supplier of research kits and reagents that simplify and improve gene cloning, gene expression, and gene analysis techniques. Additionally, we are a leading supplier of sera, cell and tissue culture media and reagents used in life sciences research, as well as in processes to grow cells in the laboratory and produce pharmaceuticals and other materials.

      Our research kits simplify and improve gene cloning, gene expression and gene analysis techniques as well as other molecular biology activities. These techniques and activities are used to study how a cell is regulated by its genetic material, known as functional genomics, and to search for drugs that can treat diseases. Our kits and other products allow researchers to perform these activities more accurately, efficiently and with greater reproducibility compared to conventional research methods. Our kits and other products have also made molecular biology research techniques more accessible to pharmaceutical, biotechnology, agricultural, government and academic researchers with backgrounds in a wide range of scientific disciplines. Our “high-throughput” gene cloning and expression technology allows us to clone and expression-test genes on an industrial scale. We are utilizing this high-throughput technology to generate additional license, service and product opportunities. Through our NOVEX product line we develop, manufacture and market research electrophoresis products in pre-cast form, which improves the speed, reliability and convenience of gel electrophoresis. By acquiring Research Genetics in February 2000, we became a leading supplier of products and services for functional genomics and gene-based drug discovery research. Our merger with Life Technologies in September 2000 significantly broadened our offering of molecular biology and cell culture products and services, expanded our sales and distribution network, added significant research and development expertise, and enhanced our intellectual property portfolio. Our acquisition of InforMax in December 2002 allows us to provide our customers with informatics software products that complement our molecular biology businesses.

Target Markets

      We divide our target customer base into principally two categories, the life sciences research market and the market comprised of industries focused on the commercial production of genetically engineered products. While we do not believe that any single customer is material to our business as a whole, many of our customers in our target markets receive funding for their research, either directly or indirectly from the grants from the federal government in the United States and from other government agencies in countries around the world. As a result, any reduction in such grants or delay in the distribution of the grant funds to our customers could adversely affect our business.

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

      The cellular biochemistry research market involves the study of the genetic functioning and biochemical composition of cells as well as their proliferation, differentiation, growth and death. The understanding gained from such study has broad application in the field of developmental biology and is important in the study of carcinogenesis, virology, immunology, vaccine design and production and agriculture. To grow the cells required for research, researchers use cell or tissue culture media which simulate under laboratory conditions

(in-vitro) the environment in which cells live naturally (in-vivo) and which provides nutrients required for their growth.

      Molecular biology involves the study of the genetic information systems of living organisms. The genetic material of living organisms consists of long, double-stranded molecules of DNA (deoxyribonucleic acid). DNA contains the information required for the production of proteins by means of RNA (ribonucleic acid), a single-stranded molecule similar in composition to DNA. Proteins have many different functional properties and include antibodies, certain hormones and enzymes. Many researchers study the various steps of gene expression from DNA to RNA to protein products and the impact of these proteins on cellular function. Other researchers are interested in manipulating the DNA-RNA system in order to modify its functioning. Through techniques that are commonly termed “genetic engineering” or “gene-splicing,” a researcher can modify an organism’s naturally occurring DNA to produce a desired protein not usually produced by the organism, or to produce a naturally produced protein at an increased rate.

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

Products

      We focus our business on two principal product segments, molecular biology products and cell culture products. Our molecular biology product segment supplies research tools in reagent and kit form that simplify and improve gene cloning, gene expression, and gene analysis techniques. We also supply a full range of related molecular biology products including enzymes, nucleic acids, other biochemicals and reagents. Our cell culture product segment supplies sera, cell and tissue culture media and reagents used in both life sciences research and in processes to grow cells in the laboratory and to produce pharmaceuticals and other materials made by cultured cells. In addition, our InforMax subsidiary offers software that enables more efficient and accelerated analysis and interpretation of genomic, proteomic and other biomolecular data for application in pharmaceutical, therapeutic and diagnostic development. We sell our products and software to corporate, academic, and government entities.

      We plan to continue to introduce new research kits, as we believe continued new product development and rapid product introduction is a critical competitive factor in the market for molecular biology and cell culture research kits. We may continue to increase expenditures in sales and marketing, manufacturing and research and development to support increased levels of sales and to augment our long-term competitive position.

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

      We manufacture the majority of our products in our manufacturing facilities in Carlsbad, California; Frederick, Maryland; Grand Island, New York; and Inchinnan, Scotland. We also have manufacturing facilities in New Zealand, Australia, Japan, Brazil, and Israel. In addition, we purchase products from third-party manufacturers for resale.

Research and Development

      We believe that a strong research and product development effort is important to our future growth. We spent $33.7 million, $38.1 million, and $23.6 million on research and development activities in 2002, 2001 and, 2000, respectively.

      Research and development expenses in 2002, 2001, and 2000 were primarily directed toward developing innovative new products in areas where we have expertise and have identified substantial market needs, creating solutions for customers in the life sciences research and industrial bioprocessing areas and improving production processes.

      We conduct most of our research and development activities at our own facilities in the United States, using our own employees. At December 31, 2002, we had 213 employees principally engaged in research and development. Our scientific staff is augmented by advisory and collaborative relationships with a number of scientists.

      Our research and development activity is aimed at maintaining a leadership position in providing research tools to the life sciences research market and enhancing our market position as a supplier of products used to manufacture genetically engineered pharmaceuticals and other materials.

Sales and Marketing

      We sell most of our products through our own sales force, and the remaining products are sold through agents or distributors. We currently market our products directly in over 24 countries throughout the world and sell through distributors or agents in approximately 45 additional countries. These independent distributors may also market research products for other companies, including some products that are competitive with our offerings. As of December 31, 2002, we employed 893 people in our sales and marketing group.

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

      Our marketing departments in our U.S. and European headquarters and in local offices throughout the Asia-Pacific region combine various types of media and methods to inform customers of new product developments and enhancements to existing products. We advertise in prominent scientific journals, publish a yearly catalog, a bi-monthly newsletter and conduct direct mail campaigns to researchers. We also reach a broad range of scientists by hosting an annual symposium in the U.S., presenting at scientific seminars and exhibiting at scientific meetings. Invitrogen’s website allows researchers to view an on-line catalog, download technical manuals and vector sequences, read our newsletter and participate in interactive forums and discussion groups.

Technology Licensing

      Many of our existing products are manufactured or sold under the terms of license agreements that require us to pay royalties to the licensor based upon a percentage of the sales of products containing the licensed materials or technology. Although we have increasingly emphasized our own research and development in recent periods, we believe our ability to in-license new technology from third parties is and will continue to be critical to our ability to offer new products. Our ability to obtain these in-licenses depends in part on our ability to convince inventors that we will be successful in bringing new products to market which incorporate their technology. Our significant licenses or exclusivity rights expire at various times during the next 15 years.

      We cannot assure you that we will be able to continue to identify attractive new technologies developed by others. Even if we are able to identify new technologies of interest, we may not be able to negotiate a license on acceptable terms, or at all. A small number of our licenses do not run for the length of the underlying patent. We may not be able to renew some of our existing licenses on favorable terms, or at all. If we lose the rights to patented technology, we may need to discontinue selling certain of our products or redesign our products, and we may lose a competitive advantage. Competitors could in-license technologies that we fail to license and erode our market share for certain products.

      Our licenses typically subject us to various economic and commercialization obligations. If we fail to comply with these requirements we could lose important rights under a license, such as the right to exclusivity in a certain market. In some cases, we could also lose all rights under a license. In addition, certain rights granted under certain of the in-licenses could be lost for reasons out of our control. For example, the licensor could lose patent protection for a number of reasons, including invalidity of the licensed patent, or a third party could obtain a patent that curtails our freedom to operate under one or more of the licenses. We do not receive indemnification from any licensor against third party claims of intellectual property infringement.

      Our subsidiary, InforMax, grants outbound use licenses to its software to pharmaceutical, biotechnology and agricultural biotechnology companies, academic and government research institutions, and individual researchers. In addition, under certain circumstances we grant outbound licenses to third parties to use our other intellectual property; however, revenue generated from these licenses is not material to our business as a whole.

Patents and Proprietary Technologies

      We consider the protection of our proprietary technologies and products to be important to the success of our business and rely on a combination of patents, licenses, copyrights and trademarks to protect these technologies and products. We currently own over 100 issued patents in the United States, a number of which are also patented in other major industrialized countries, and have numerous pending patent applications. Generally, U.S. patents have a term of 17 years from the date of issue for patents issued from applications submitted prior to June 8, 1995 and 20 years from the date of filing of the application in the case of patents issued from applications submitted on or after June 8, 1995. Patents in most other countries have a term of 20 years from the date of filing the patent application.

      Our success depends, to a significant degree, upon our ability to develop proprietary products and technologies. It is important to our success that we protect the intellectual property associated with these products and technologies. We intend to continue to file patent applications as we develop new products and technologies. Patents provide some degree of protection for our intellectual property. In addition, the laws governing the scope of patent coverage and the periods of enforceability of patent protection continue to evolve, particularly in the areas of molecular biology.

      Patent applications in the United States are maintained in secrecy until the patent is issued. Also, publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by at least several months. As a result, there can be no assurance that patents will be issued from any of our patent applications or from applications licensed to us. The scope of any of our issued patents may not be sufficiently broad to offer meaningful protection. In addition, our issued patents or patents licensed to us could be successfully challenged, invalidated or circumvented so that our patent rights would not create an effective competitive barrier. Our intellectual property positions involve complex legal and factual questions and may be uncertain.

      We also rely in part on trade secret, copyright and trademark protection of our intellectual property. We protect our trade secrets by entering into confidentiality agreements with third parties, employees and consultants. Employees and consultants also sign agreements to assign to us their interests in patents and copyrights arising from their work for us. Employees also agree not to engage in unfair competition with us after their employment by using our confidential information. We have additional secrecy measures as well. However, these agreements can be breached and, if they were, there might not be an adequate remedy available to us. Also, a third party could learn our trade secrets through means other than by breach of our confidentiality agreements, or our trade secrets could be independently developed by our competitors.

Competition

      The markets for our products are very competitive and price sensitive. There are numerous life science research product suppliers that compete with us, which have significant financial, operational, sales and marketing resources, and experience in research and development, although many of these competitors only compete with us in a limited portion of our product line. These and other companies may have developed or could in the future develop new technologies that compete with our products or even render our products obsolete. We believe that a company’s competitive position in our markets is determined by product function, product quality, speed of delivery, technical support, price, breadth of product line, and timely product development. We believe our customers are diverse and place varying degrees of importance on the competitive attributes listed above. While it is difficult to rank these attributes for all our customers in the aggregate, we believe we are well positioned to compete in each category.

      The markets for certain of our products, such as electrophoresis products, custom oligonucleotide synthesis products, amplification products and fetal bovine serum products, are also subject to specific competitive risks. These markets are highly price competitive. Our competitors have competed in the past by lowering prices on certain products, and they may do so in the future. In certain cases, we may respond by lowering our prices, which would reduce revenues and profits. Conversely, failure to anticipate and respond to price competition may hurt our market share.

      We believe that customers in our markets display a significant amount of loyalty to their initial supplier of a particular product. Therefore, it may be difficult to generate sales to customers who have purchased products from competitors. To the extent we are unable to be the first to develop and supply new products, our competitive position may suffer.

Suppliers

      We buy materials for our products from many suppliers. While there are some raw materials that we obtain from a single supplier, we are not dependent on any one supplier or group of suppliers for our business as a whole, or for our molecular biology and cell culture segments. Raw materials, other than raw fetal bovine serum (FBS), are generally available from a number of suppliers.

      We acquired Serum Technologies Pty Limited in December 2002. Although this acquisition provided us with a secure supply of raw Australian sourced FBS, it does not provide us with a large enough source of FBS to satisfy all of our FBS needs. As a result, we still acquire raw FBS from various third party suppliers. Some of these suppliers provide a major portion of the FBS available from a specific geographic region, but no single supplier provides a majority of the total FBS we purchase from third party suppliers. In addition, the supply of raw FBS is sometimes limited because serum collection tends to be cyclical. This causes the price of raw FBS to fluctuate. Although there is a well-established market for finished FBS, which is one of our major products, the profit margins we achieve on finished FBS have varied significantly in the past because of the fluctuations in the price of raw FBS.

      Through a combination of the FBS we receive from Serum Technologies and our third party suppliers, we believe we maintain a quantity of FBS inventory adequate to ensure reasonable customer service levels while guarding against normal volatility in the supply of FBS available to us from third party suppliers. FBS inventory quantities can fluctuate significantly as we balance varying customer demand for FBS against fluctuating supplies of FBS available to us; however, we believe that we will be able to continue to acquire FBS in quantities sufficient to meet our customers’ current requirements.

Government Regulation

      Certain of our cell culture products are subject to regulation under the U.S. Federal Food, Drug and Cosmetic Act with respect to testing, safety, efficacy, marketing, labeling and other matters. In addition, our manufacturing facilities for the production of in-vitro diagnostic cell culture products are subject to periodic inspection by the U.S. Food and Drug Administration (FDA), and other product-oriented federal agencies and various state and local authorities in the U.S. Such facilities are believed to be in compliance in all material respects with the requirements of the FDA’s Quality System Regulation (formerly known as the current Good Manufacturing Practice), other federal, state and local regulations and other quality standards such as ISO 9001.

      We comply with the OSHA Bloodborne Pathogens Standard and voluntarily employ Centers for Disease Control/ National Institutes of Health, Guidelines for Research Involving Recombinant DNA Molecules, Biosafety in Microbiological and Biomedical Laboratories and the hazard classification system recommendations for handling bacterial and viral agents, with capabilities through biosafety level two.

      In addition to the foregoing, we are subject to other federal, state and local laws and ordinances applicable to our business, including environmental protection and radiation protection laws and regulations, the Occupational Safety and Health Act; the Toxic Substances Control Act; national restrictions on technology transfer, import, export and customs regulations; statutes and regulations relating to government contracting; and similar laws and regulations in foreign countries. In particular, we are subject to European regulations regarding importation of animal-derived products such as FBS into Europe.

Employees

      As of December 31, 2002, we had 2,744 employees, 916 of whom were employed outside the United States. Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, research and academic institutions, government entities and other organizations.

Executive Officers of the Registrant

      The Board of Directors elects executive officers of Invitrogen. Each executive officer holds office until the earlier of his or her death, resignation, removal from office or the election of his or her successor. No family relationships exist among any of Invitrogen’s executive officers, directors or persons nominated to serve in those positions. We have listed the age, positions held and period during which our current executive officers have served in those positions below:

James R. Glynn (age 56) has served as Chief Executive Officer, President and Chief Operating Officer since January 2003, and has been a Director of Invitrogen since June 1998. Mr. Glynn served as Chief Financial Officer of Invitrogen from June 1998 to June 2002 and as Executive Vice President from June 2002 until December 2002. Mr. Glynn previously served as a Director of Invitrogen from May through November 1995. From July 1995 to May 1997, Mr. Glynn served as Senior Vice President and Chief Financial Officer and from May 1997 to July 1998, Mr. Glynn served as Chief Operating Officer, Chief Financial Officer and Director of Matrix Pharmaceuticals, Inc. Mr. Glynn received his B.B.A. in Accounting from Cleveland State University.

John D. Thompson (age 54) has worked with Invitrogen since the merger of Dexter Corporation into Invitrogen in September 2000 and was appointed Vice President, Corporate Development of Invitrogen in November 2000. From January 1995 to September 2000, Mr. Thompson was the Senior Vice President, Strategic and Business Development for Dexter Corporation. Mr. Thompson received his B.B.A. in Accounting from Cleveland State University.

Daryl J. Faulkner (age 54) was appointed Senior Vice President, International Operations of Invitrogen in July 2002. Prior to that he served as General Manager and Vice President, Europe, of Invitrogen beginning in November 2000. Prior to the merger of Life Technologies into Invitrogen he served as General Manager and Vice President, Europe, of Life Technologies from August 1999 to September 2000. Prior to that Mr. Faulkner was Plant Manager, Critical Care Division for Abbott Laboratories in Salt Lake City from January 1992 to March 1998. Mr. Faulkner received a B.S. in Industrial Relations from the University of North Carolina, Chapel Hill and an M.A. in Business Management from Webster University.

John A. Cottingham (age 48) became Vice President, General Counsel and Secretary of Invitrogen in November 2000. He served as Vice President and General Counsel of Life Technologies from May 2000 until the merger with Invitrogen in September 2000. From January 1996 until May 2000, Mr. Cottingham was the General Counsel and Assistant Secretary of Life Technologies. Prior to joining Life Technologies, he had been an international corporate attorney with the Washington, D.C. office of Fulbright and Jaworski L.L.P. from May 1988 through December 1995. Mr. Cottingham received his B.A. in Political Science from Furman University, his J.D. from University of South Carolina and his LL.M. in Securities Regulation from Georgetown University.

Ann M. McCormick (age 45) has served as Vice President, Manufacturing Operations of Invitrogen since 1999. Prior to that Ms. McCormick served as Director of Manufacturing and as Process Development Manager. Ms. McCormick has been with Invitrogen since May 1992. Prior to working at Invitrogen, Ms. McCormick worked as a Senior Scientist at Beckman Instruments, now Beckman-Coulter, from August 1987 to April 1992. Ms. McCormick received a B.S. in Biology from Christopher Newport College and an M.S. from Indiana State University.

Victor N. Nole, Jr. (age 45) has served as President of Invitrogen’s Cell Culture business since November 2000. From July 2000 to November 2000, he was the Director, Global Materials Management for Life Technologies and Invitrogen (following the merger). From September 1992 to July 2000, Mr. Nole was the Director, Manufacturing of Life Technologies. Mr. Nole received his B.S. in Biology from the University at Buffalo and his M.B.A. from Canisius College.

John M. Radak (age 42) joined Invitrogen in January 2003 as Vice President, Finance and Chief Accounting Officer. From August 2001 to January 2003, Mr. Radak was an independent consultant. From December 1994 to August 2001, Mr. Radak served as Vice President Finance and Corporate Controller for Sunrise Medical Inc. Mr. Radak received a B.A. in Business Administration from California State University at Fullerton and is a C.P.A.

L. James Runchey (age 46) joined Invitrogen in August 2001 as Vice President of Human Resources. From November 1996 to September 2000, Mr. Runchey served as Vice President for ALARIS Medical Systems. From May 1995 to November 1996, Mr. Runchey served as Vice President, Human Resources for IVAC Corporation. Mr. Runchey received his B.S. in Business Administration from San Diego State University.

C. Eric Winzer (age 46) was appointed Chief Financial Officer of Invitrogen in June 2002. From September 2000 to June 2002, he served as Vice President, Finance, of Invitrogen. Prior to the merger of Life Technologies into Invitrogen he served as Vice President, Finance and Chief Financial Officer, Secretary and Treasurer of Life Technologies from May 1999 to September 2000. Prior to that, he was the controller of Life Technologies since 1991. Mr. Winzer received his B.A. in Economics and Business Administration from Western Maryland College (now McDaniel College) and an M.B.A. from Mt. St. Mary’s College.

Risk Factors that may Affect Future Results

      You should carefully consider the following risks, together with other matters described in this Form 10-K or incorporated herein by reference in evaluating our business and prospects. If any of the following risks occurs, our business, financial condition or operating results could be harmed. In such case, the trading price of our securities could decline. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. Certain statements in this Form 10-K (including certain of the following factors) constitute forward-looking statements. Please refer to the section entitled “Forward-Looking Statements” on page 2 of this Form 10-K.

Risks Related to the Growth of Our Business

Failure to manage growth could impair our business.

      Our business has grown rapidly. Our net revenues increased from $55.3 million in 1997 to $648.6 million in 2002. During that same period we significantly expanded our operations in the United States, Europe and Asia-Pacific. The number of our employees increased from 272 at December 31, 1996, to 2,744 at December 31, 2002.

      It is difficult to manage this rapid growth, and our future success depends on our ability to implement:

•	research and product development programs;

•	sales and marketing programs;

•	manufacturing operations at an appropriate capacity;

•	customer support programs;

•	operational and financial control systems; and

•	recruiting and training programs.

      Our ability to offer products and services successfully and to implement our business plan in a rapidly evolving market requires an effective planning, reporting and management process. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures, and to expand and train our workforce worldwide. We also need to continue to manufacture our products efficiently and to control or adjust the expenses related to research and development, marketing, sales and general and administrative activities in response to changes in revenues. If we are not successful in efficiently manufacturing our products or managing such expenses there could be an adverse impact on our earnings and the growth of our business.

      Our merger with Life Technologies and other businesses has required substantial investments in operations, product research and development, administration and sales and marketing. These are significant expenses. Our failure to manage successfully and coordinate the growth of the combined company could have an adverse impact on our revenues and profits. In addition, there is no guarantee that some of the businesses we have acquired will become profitable. Our subsidiary, InforMax, has incurred operating losses in most periods since its inception. We cannot be certain that InforMax will be able to generate sufficient revenues from sales of existing and new products to achieve or maintain profitability. Even if InforMax is able to achieve profitability, it may not be able to sustain profitability on a quarterly or annual basis. In addition, we previously have not been involved in the informatic software business, and there is no guarantee we will be successful in this industry through our subsidiary, InforMax.

Failure to integrate acquired businesses into our operations successfully could reduce our revenues and profits.

      We completed our merger with Life Technologies on September 14, 2000. In addition, since the beginning of 2000, we have acquired Research Genetics, Inc., Ethrog Biotechnologies, Ltd., Dexter Corporation, and InforMax, Inc., and we recently announced that we entered into a definitive agreement to acquire substantially all of the assets of PanVera LLC. Our integration of the operations of InforMax and other acquired companies and businesses will continue to require significant efforts, including the coordination of information technologies, research and development, sales and marketing, and manufacturing. We may find it difficult to integrate fully the operations of these acquired companies and businesses.

      Our U.S. headquarters are located in Carlsbad, California. As a result of our mergers, we have operations in Frederick, Maryland and Grand Island, New York as well as locations throughout Europe and Asia-Pacific. Because our facilities are physically separated, it may be difficult for us to communicate effectively with, manage and integrate these employees and operations with the rest of our company. Such difficulties could seriously damage our operations and consequently our financial results.

      Management may have its attention diverted while trying to continue to integrate companies and businesses that we have acquired. In addition, management will have to dedicate time and resources to consummate the acquisition of PanVera LLC’s assets. Such diversion of management’s attention or difficulties in the transition process could have a harmful effect on our revenues and profits. If we are not able to integrate the operations of all these companies and businesses successfully, we may not be able to meet our expectations of future results of operations.

      Factors that will affect the success of our mergers include:

•	decrease in customer loyalty and product orders caused by dissatisfaction with the combined companies’ product lines and sales and marketing practices, including price increases;

•	competitive factors, including technological advances attained by competitors and patents granted to, or contested by competitors, which would result in increased efficiency in their ability to compete against us;

•	the ability of the combined company to increase sales of all such companies’ products; and

•	the ability of the combined company to operate efficiently and achieve cost savings.

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

      The markets for our products are very competitive and price sensitive. Other life science research product suppliers have significant financial, operational, sales and marketing resources, and experience in research and development. These and other companies may have developed or could in the future develop new technologies that compete with our products or even render our products obsolete. If a competitor develops superior technology or cost-effective alternatives to our kits and other products, our business, operating results, and financial condition could be seriously harmed. In addition, demand for our products may weaken due to reduction in research and development budgets, loss of distributors and other factors identified in this Form 10-K, which would have an adverse effect on our financial condition.

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

      In recent years, the pharmaceutical industry has undergone substantial downsizing and consolidation. Additional mergers or corporate consolidations in the pharmaceutical industry could cause us to lose existing customers and potential future customers, which could have a harmful effect on our business, financial condition and results of operations.

      A significant portion of our sales have been to researchers at academic institutions, government laboratories and private foundations whose funding is dependent upon grants from government agencies such as the U.S. National Institutes of Health (NIH) and similar domestic and international agencies. Although the level of research funding has increased during the past several years, we cannot assure you that this trend will continue. The NIH budget has increased approximately 15% in each of the past five years through fiscal 2003. Initial proposed increases for fiscal 2004 are significantly less than this amount. Government funding of research and development is subject to the political process, which is inherently fluid and unpredictable. Our revenues may be adversely affected if our customers delay purchases as a result of uncertainties surrounding the approval of government budget proposals. Also, government proposals to reduce or eliminate budgetary deficits have sometimes included reduced allocations to the NIH and other government agencies that fund research and development activities. A reduction in government funding for the NIH or other government research agencies could seriously damage our business.

      Our customers generally receive funds from approved grants at particular times of the year, for example as determined by the U.S. federal government. In the past, such grants have been frozen for extended periods or have otherwise become unavailable to various institutions without advance notice. The timing of the receipt of grant funds affects the timing of purchase decisions by our customers and, as a result, can cause fluctuations in our sales and operating results.

Loss of customers may hurt our sales, and customers may force us to use more expensive distribution channels.

      Certain of our customers have developed purchasing initiatives to reduce the number of vendors from which they purchase in order to lower their supply costs. In some cases these accounts have established agreements with large distributors, which include discounts and the distributors’ direct involvement with the purchasing process. These activities may force us to supply the large distributors with our products at a discount to reach those customers. For similar reasons many larger customers, including the U.S. government, have requested and may in the future request, special pricing arrangements, including blanket purchase agreements. These agreements may limit our pricing flexibility, which could have an adverse impact on our business, financial condition and results of operations. Our pricing flexibility could particularly be affected with respect to electrophoresis products, custom oligonucleotides, amplification products, and fetal bovine serum. For a limited number of customers we have made sales, at the customer’s request, through third-party Internet vendors. Although Internet sales through third parties have not had a significant impact to date, it is possible that this method of distribution could have a negative impact on our gross margins, because any commission paid on Internet sales would be an additional cost not incurred through the use of non-Internet vendors.

Risks Related to the Development and Manufacturing of Our Products

Our market share depends on new product introductions and acceptance.

      Rapid technological change and frequent new product introductions are typical for the market for certain of our products and services. For example, prepackaged kits to perform research in particular cell lines and already-isolated genetic material only recently have come into widespread use among researchers. In addition, the market for our subsidiary InforMax’s life science informatics products is also in the midst of rapid technological change. Our future success will depend in part on continuous, timely development and introduction of new products that address evolving market requirements and are attractive to customers. We believe successful new product introductions provide a significant competitive advantage because customers make an investment of time in selecting and learning to use a new product, and are reluctant to switch thereafter. We spend significant resources on internal research and development as well as on technology developed elsewhere to support our effort to develop and introduce new products. To the extent that we fail to introduce new and innovative products, we could fail to obtain an adequate return on these investments and could lose market share to our competitors, which would be difficult or impossible to regain. An inability, for technological or other reasons, to develop successfully and introduce new products could reduce our growth rate or otherwise damage our business.

      In the past we have experienced, and we are likely to experience in the future, delays in the development and introduction of products. We cannot assure you that we will keep pace with the rapid rate of change in life sciences research and life science informatics software development, or that our new products will adequately meet the requirements of the marketplace or achieve market acceptance. Some of the factors affecting market acceptance of our products include:

•	availability, quality and price as compared to competitive products;

•	the functionality of new and existing products;

•	the timing of introduction of our products as compared to competitive products;

•	scientists’ and customers’ opinions of the product’s utility and our ability to incorporate their feedback into future products

•	citation of the products in published research; and

•	general trends in life sciences research and life science informatics software development.

      The expenses or losses associated with unsuccessful product development activities or lack of market acceptance of our new products could seriously harm our business, financial condition and results of operations.

Failure to license new technologies could impair our new product development.

      Our business model of providing products to researchers working on a variety of genetic and related projects requires us to develop a wide spectrum of products. To generate broad product lines it is sometimes advantageous to license technologies from the scientific community at large rather than depending exclusively on the inventions of our own employees. As a result, we believe our ability to in-license new technologies from third parties is and will continue to be critical to our ability to offer new products. A significant portion of our current revenues are from products manufactured or sold under licenses from third parties.

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

      Our ability to gain access to technologies that we need for new products and services depends in part on our ability to convince inventors and their agents or assignees that we can successfully commercialize their inventions. We cannot assure you that we will be able to continue to identify new technologies of interest to our customers which are developed by others. Even if we are able to identify new technologies of interest, we may not be able to negotiate a license on acceptable terms, or at all.

Loss of licenses could hurt our performance.

      A small number of our licenses do not run for the length of the underlying patent. We may not be able to renew our existing licenses on favorable terms, or at all. If we lose the rights to a patented technology, we may need to stop selling these products and possibly other products, redesign our products or lose a competitive advantage. Potential competitors could in-license technologies that we fail to license and potentially erode our market share for these and other products.

      Our licenses typically subject us to various economic and commercialization obligations. If we fail to comply with these obligations we could lose important rights under a license, such as the right to exclusivity in a certain market. In some cases, we could lose all rights under a license. In addition, certain rights granted under the license could be lost for reasons out of our control. For example, the licensor could lose patent protection for a number of reasons, including invalidity of the licensed patent, or a third party could obtain a patent that curtails our freedom to operate under one or more licenses. We do not receive indemnification from a licensor against third-party claims of intellectual property infringement.

Failure to obtain products and components from third-party manufacturers could affect our ability to manufacture and deliver our products.

      We rely on third-party manufacturers to supply many of our raw materials, product components, and in some cases, entire products. In addition, we have a single source for supplies of some raw materials and components to our products. Manufacturing problems may occur with these and other outside sources. If such problems occur, we cannot assure you that we will be able to manufacture our products profitably or on time.

Fluctuation in the price and supply of raw FBS could affect our business.

      Although our acquisition of Serum Technologies provides us with a secure supply of raw Australian sourced FBS, it does not provide us with a large enough source of FBS to satisfy all of our customers’ needs. As a result, we still acquire raw FBS from various third party suppliers. Some of these suppliers provide a major portion of the FBS available from a specific geographic region, but no single supplier provides a majority of the total FBS we purchase from third party suppliers. In addition, the supply of raw FBS is sometimes limited because serum collection tends to be cyclical. This causes the price of raw FBS to fluctuate. Although there is a well-established market for finished FBS which is one of our major products, the profit margins we achieve on finished FBS have been unstable in the past because of the fluctuations in the price of raw FBS. In addition, if we are unable to obtain an adequate supply of FBS, we may lose market share.

Violation of government regulations or voluntary quality programs could result in loss of sales and customers and additional expense to attain compliance.

      Certain cell culture products that our cell culture segment manufactures are labeled for in-vitro diagnostic use and as such are regulated by the U.S. Food and Drug Administration (FDA) as medical devices. As such, we must register with the FDA as a medical device manufacturer and comply with the Quality System Regulation (formerly known as current good manufacturing practice, or “GMP”). As a registered medical device manufacturer, we must also comply with other regulations such as regulations relating to Medical Device Reporting and Labeling. Failure to comply with these regulations can lead to sanctions by the FDA such as written observations made following inspections, warning letters, product recalls, fines, product seizures and consent decrees. If the FDA were to take such actions, the FDA’s observations, warnings, etc. would be available to the public. Such publicity could affect our ability to sell products labeled for in-vitro diagnostic use and our ability to sell products to industrial customers engaged in the manufacture of pharmaceuticals.

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

      We are currently enforcing our intellectual property rights through patent litigation in several court actions. We have incurred substantial costs, and are currently incurring substantial costs, in enforcing our intellectual property rights, primarily relating to H minus reverse transcriptase, which is the basis for our SuperscriptTM and related product lines, and we expect to incur such costs in the future for Superscript and other technologies. In the event of additional intellectual property disputes, we may be involved in further litigation. In addition to court actions, patent litigation could involve proceedings before the U.S. Patent and Trademark Office or the International Trade Commission. Intellectual property litigation can be extremely expensive, and such expense, as well as the consequences should we not prevail, could seriously harm our business. If we do not prevail in our pending patent litigation relating to H minus reverse transcriptase, we may be unable to prevent third parties from using this technology in the commercial marketplace. This could have a seriously harmful effect on our business.

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

      Our products and services are highly technical in nature. In general, only highly qualified and trained scientists have the necessary skills to develop and market our products and provide our services. In addition, some of our manufacturing positions are highly technical as well. We face intense competition for these professionals from our competitors, customers, marketing partners and other companies throughout our industry. We do not generally enter into employment agreements requiring these employees to continue in our employment for any period of time. Any failure on our part to hire, train, and retain a sufficient number of qualified professionals would seriously damage our business. Additionally, some measures that we implement during the course of integrating acquired companies and businesses into our operations may be disruptive to some of our key personnel, including those in research and development, and cause them to leave us. If we were to lose a sufficient number of our key employees, including research and development scientists, and were unable to replace them or satisfy our needs for research and development through outsourcing, it could seriously damage our business.

      In addition, we restructured the organization of our subsidiary, InforMax, and reduced its workforce during the first quarter of 2003. This restructuring may result in unanticipated attrition beyond the planned reduction in workforce and a loss of employee morale and decreased performance which could adversely impact InforMax’s sales and marketing efforts, current customer implementations, and its research and development projects.

We have a significant amount of debt which could adversely affect our financial condition.

      We have $500 million of convertible notes that are due in 2006 and $172.5 million of convertible notes that are due in 2007, which is a significant amount of debt and debt service obligations. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the notes, including from cash and cash equivalents on hand, we will be in default under the terms of the loan agreements, or indentures, which could, in turn, cause defaults under our other existing and future debt obligations. These notes also could have a negative effect on our earnings per share, depending on the rate of interest we earn on cash balances, and on our ability to make favorable acquisitions using the proceeds from the notes.

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

      Some investors favor companies that pay dividends, particularly in market downturns. We have never declared or paid any cash dividends on our common stock, although some of the companies that we have acquired, including Life Technologies and Dexter, declared and paid dividends prior to the acquisitions. We currently intend to retain any future earnings for funding growth and, therefore, we do not currently anticipate paying cash dividends on our common stock.

Our anti-takeover defense provisions may deter potential acquirers and may depress our stock price.

      Certain provisions of our certificate of incorporation, by-laws and Delaware law, as well as certain agreements we have with our executives, could be used by our incumbent management to make it substantially more difficult for a third party to acquire control of us. These provisions include the following:

•	we may issue preferred stock with rights senior to those of our common stock;

•	we have adopted a stock purchase rights plan;

•	we have a classified Board of Directors;

•	our by-laws prohibit action by written consent by stockholders;

•	our Board of Directors has the exclusive right to fill vacancies and set the number of directors;

•	cumulative voting is not allowed;

•	we require advance notice for nomination of directors and for stockholder proposals; and

•	a number of our executives have agreements with us that entitle them to payments in certain circumstances following a change in control.

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

      Including subsidiaries and distributors, our products are currently marketed in approximately 70 countries throughout the world. Our international revenues, which include revenues from our non-U.S. subsidiaries and export sales from the U.S., represented 44% of our product revenues in 2002, 45% of our product revenues in 2001 and 39% in 2000. We expect that international revenues will continue to account for a significant percentage of our revenues for the foreseeable future.

      There are a number of risks arising from our international business, including:

•	foreign currencies we receive for sales outside the U.S. could be subject to unfavorable exchange rates with the U.S. Dollar and reduce the amount of revenue that we recognize;

•	the possibility that unfriendly nations or groups could boycott our products;

•	general economic and political conditions in the markets in which we operate;

•	potential increased costs associated with overlapping tax structures;

•	potential trade restrictions and exchange controls;

•	more limited protection for intellectual property rights in some countries;

•	difficulties and costs associated with staffing and managing foreign operations;

•	unexpected changes in regulatory requirements;

•	the difficulties of compliance with a wide variety of foreign laws and regulations;

•	longer accounts receivable cycles in certain foreign countries; and

•	import and export licensing requirements.

      A significant portion of our business is conducted in currencies other than the U.S. Dollar, which is our reporting currency. We recognize foreign currency gains or losses arising from our operations in the period incurred. As a result, currency fluctuations between the U.S. Dollar and the currencies in which we do business have caused and will continue to cause foreign currency transaction gains and losses. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures, and the potential volatility of currency exchange rates. We engage in limited foreign exchange hedging transactions to manage our foreign currency exposure, but we cannot assure you that our strategies will adequately protect our operating results from the full effects of exchange rate fluctuations.

      Several foreign countries in which we generate revenue have experienced somewhat unsteady economic conditions and significant devaluation in currencies. The economic situation in these regions may result in slower payments of outstanding receivable balances. Our business could be damaged by weakness in the economies and currencies in these regions.

Risks Related to the Market for Our Securities

The market price of our stock and convertible notes could be volatile.

      The market price of our common stock and convertible notes has been subject to volatility and, in the future, the market price of our common stock and convertible notes may fluctuate substantially due to a variety of factors, including:

•	quarterly fluctuations in our operating income and earnings per share results;

•	technological innovations or new product introductions by us or our competitors;

•	economic conditions;

•	disputes concerning patents or proprietary rights;

•	changes in earnings estimates and market growth rate projections by market research analysts;

•	sales of common stock by existing holders;

•	loss of key personnel; and

•	securities class actions or other litigation.

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

ITEM 2. Properties

      We own or lease approximately 770,000 square feet of property being used in current operations at the following principal locations within the United States, each of which contains manufacturing, storage, and/or laboratory or office facilities:

                     Carlsbad, California (Owned and leased)

                     Frederick, Maryland (Owned and leased)
                     Grand Island, New York (Owned and leased)

      In addition, we own or lease approximately 380,000 square feet of property at locations outside the United States including these principal locations, each of which also contains manufacturing, storage, and/or laboratory or office facilities:

                     Glasgow area, principally Inchinnan, Scotland (Owned and leased)

                     Auckland, New Zealand (Owned and leased)

      In addition to the principal properties listed, we lease other properties in locations throughout the world, including Japan, China, Hong Kong, Singapore, Taiwan, Australia, Argentina, Brazil, Canada, Israel, Belgium, Denmark, France, Germany, Italy and Spain. The leases range in expiration dates from 2003 to 2013, and some are renewable. Many of our plants have been constructed, renovated, or expanded during the past ten years. Except as described herein, the Company is currently using substantially all of its finished space, with some space available for expansion at some of its locations. We consider the facilities to be in a condition suitable for their current uses. Because of anticipated growth in the business and due to the increasing requirements of customers or regulatory agencies, we may need to acquire additional space or upgrade and enhance existing space during the next five years. We believe that adequate facilities will be available upon the conclusion of our leases.

      In addition to the property described above, we have property held for sale in Huntsville, Alabama and Frederick, Maryland, and our InforMax subsidiary has leases in Bethesda, Maryland, Boston, Massachusetts, Golden Colorado, San Francisco, California, San Diego, California and Oxford England which are subleased or are being offered for sublease. These properties are not used in current operations and are not included in the discussion above.

      Additional information regarding our properties is contained in Footnotes 1 and 8 to the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 3. Legal Proceedings

      In September 1999, Life Technologies, Inc., which has now been merged into Invitrogen, submitted a report in connection with a voluntary disclosure to the Department of Veterans Affairs (“VA”) regarding matters involving the management of Life Technologies’ Federal Supply Schedule contract with the VA that had been in effect since April 1992. As part of the disclosure, Life Technologies offered to provide a refund to the government in the amount of $3.9 million. Life Technologies expensed this amount in September 1999. Life Technologies made a cash payment of $1.1 million to the VA and the Company assumed an accrued liability of $2.8 million at September 14, 2000. In July 2001 the VA Office of Inspector General advised the Company of its position that an additional refund of $10.8 million should be paid by the Company to the government. The Company has reiterated its position to the Office of Inspector General and requested that the dispute be resolved through the standard contract dispute resolution mechanisms of the VA. The government informed the Company on February 25, 2002, that the VA had referred the matter to the Civil Division of the Department of Justice. The Company entered into a tolling agreement dated March 15, 2002, that tolls certain claims to a defense based on the statute of limitations. This agreement has now been extended three times at the request of the government and will expire on April 8, 2003. There can be no assurance that the Company will prevail in contesting the government’s determination. The Company has adjusted its accrued liability to reflect the full amount claimed by the VA, which has been recorded as an adjustment to goodwill and included in intangible assets in the accompanying Consolidated Balance Sheets.

      Apart from the matters above, the Company is subject to other potential liabilities under government regulations and various claims and legal actions which are pending or may be asserted. These matters have arisen in the ordinary course and conduct of the Company’s business, as well as through acquisitions, and some are expected to be covered, at least partly, by insurance. Estimated amounts for claims that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters which are pending or may be asserted could be decided unfavorably to the Company. Although the amount of liability at December 31, 2002 with respect to these matters cannot be ascertained, the Company believes that any resulting liability should not materially affect the Company’s consolidated financial statements.

ITEM 4. Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders during the fourth quarter of 2002. Our annual meeting of stockholders will be held at our facility at 5781 Van Allen Way, in Carlsbad, California on April 23, 2003. Matters to be voted on will be included in our proxy statement to be filed with the SEC and distributed to our stockholders prior to the meeting.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Stock Prices

      Our common stock trades on The Nasdaq Stock Market® under the symbol “IVGN.” The table below provides the high and low sales prices of our common stock for the periods indicated, as reported by The Nasdaq Stock Market.

	High	Low

Year ended December 31, 2002:

Fourth quarter	$35.40	$25.23

Third quarter	38.00	26.58

Second quarter	37.29	29.56

First quarter	62.70	31.13

Year ended December 31, 2001:

Fourth quarter	$73.79	$56.55

Third quarter	72.58	55.25

Second quarter	79.77	46.35

First quarter	85.94	38.50

      On February 25, 2003, the last reported sale price of our common stock on The Nasdaq Stock Market was $30.42. As of February 25, 2003, there were approximately 1,778 shareholders of record of our common stock.

Dividends

      We have never declared or paid any cash dividends on our common stock and currently do not anticipate paying such cash dividends. We currently anticipate that we will retain all of our future earnings for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, tax laws, and other factors as the Board of Directors, in its discretion, deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

      Information about Invitrogen’s equity compensation plans at December 31, 2002 is as follows (shares in thousands):

	Number of	Weighted	Number of
	Shares to be	Average	Shares
	Issued Upon	Exercise	Remaining
	Exercise of	Price of	Available for
	Outstanding	Outstanding	Future
Plan Category	Options	Options	Issuance

Equity compensation plans approved by shareholders(1)	6,230	$45.64	4,892 (3)

Equity compensation plans not approved by shareholders (2)	59	72.55	663

Total	6,289	$45.89	5,555

(1)	Consists of the Invitrogen Corporation 1998 Employee Stock Purchase Plan and six stock option plans: the 1995 and 1997 Invitrogen Corporation Stock Option Plans, the 1996 and 1998 NOVEX Stock Option/ Stock Issuance Plans, and the Life Technologies 1995 and 1997 Long-Term Incentive Plans.
(2)	Represents the 2000 Invitrogen Corporation Stock Option Plan.
(3)	Includes 483,854 shares reserved for issuance under the Invitrogen Corporation 1998 Employee Stock Purchase Plan. All options plans in this category, except the 1997 Invitrogen Corporation plan, have been frozen and grants will no longer be made from the frozen plans.

ITEM 6. Selected Financial Data

      The following selected data should be read in conjunction with our financial statements located elsewhere in this Form 10-K and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

FIVE YEAR SELECTED FINANCIAL DATA

(In thousands, except per share data)

	2002(1)	2001	2000(2)	1999		1998

Revenues	$648,597	$629,290	$246,195	$92,945		$70,593

Amortization of goodwill	-	175,699	51,008	31		18

Amortization of intangible assets	67,489	92,460	31,327	278		181

Income (loss) before income taxes and minority interest	71,176	(137,281)	(54,536)	14,015		7,965

Net income (loss)	47,667	(147,666)	(54,326)	9,236		4,977

Net income (loss) applicable to common shares	47,667	(147,666)	(54,326)	9,984	(3)	3,873

Earnings (loss) per common share:

Basic	$0.91	$(2.81)	$(1.80)	$0.52	(3)	$0.25

Diluted	$0.90	$(2.81)	$(1.80)	$0.46	(3)	$0.22

Cash, cash equivalents and short-term investments	722,005	977,861	418,899	102,238		6,559

Goodwill	768,459	740,220	904,502	140		171

Net intangible assets	344,180	441,267	569,401	3,999		1,689

Total assets	2,614,966	2,667,212	2,369,215	156,776		45,407

2 1/4% Convertible Subordinated Notes due 2006	500,000	500,000	-	-		-

5 1/2% Convertible Subordinated Notes due 2007	172,500	172,500	172,500	-		-

Long-term obligations, less current portion	2,033	3,530	6,703	7,324		8,095

Non-voting redeemable common stock of Invitrogen B.V.	-	-	-	-		1,599

Convertible redeemable preferred stock	-	-	-	-		16,141

Total stockholders’ equity	1,642,610	1,671,078	1,778,397	130,665		7,413

(1)	2002 includes the adoption of Statement of Financial Accounting Standard No. 142 which eliminates further amortization of goodwill.

(2)	2000 includes the results of operations of Life Technologies from September 14, 2000, the date of acquisition, and affects the comparability of the Selected Financial Data.

(3)	1999 includes a $1.0 million credit to equity for an adjustment to the beneficial conversion feature related to convertible preferred stock.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      OVERVIEW

      We develop, manufacture, and market products for the life sciences markets. Our products are principally research tools in reagent and kit form, biochemicals, sera, media and other products and services that we sell to corporate, government, and academic entities. We focus our business on two principal segments:

•	Molecular Biology. We are a leading supplier of research kits that simplify and improve gene cloning, gene expression, and gene analysis techniques. We also supply a full range of related molecular biology products including enzymes, nucleic acids, other biochemicals and reagents, and informatics software.

•	Cell Culture. We are also a leading supplier of sera, cell and tissue culture media and reagents used in both life sciences research and in processes to grow cells in the laboratory and to produce pharmaceuticals and other materials made by cultured cells.

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

      We manufacture the majority of our products in our manufacturing facilities in Carlsbad, California; Frederick, Maryland; Grand Island, New York; and Inchinnan, Scotland. We also have manufacturing facilities in New Zealand, Australia, Japan, Brazil, and Israel. In addition, we purchase products from third-party manufacturers for resale.

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

      Our revenues have increased significantly since our inception. The increase in our revenues has been due to several factors: acquisitions; the continued growth of the market for gene identification, cloning, expression, and analysis kits, cell culture products and other products and related services; increasing market acceptance of these kits and products; our introduction of new research kits and products for gene identification, cloning, expression, and analysis; our ability to increase prices; and the expansion of our direct sales and marketing efforts. We plan to continue to introduce new research kits, as we believe continued new product development and rapid product introduction is a critical competitive factor in the market for molecular biology research kits. We may also continue to grow our business through acquisitions. To support increased levels of sales and to augment our long-term competitive position, we may increase expenditures in sales and marketing, manufacturing and research and development.

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

      We have acquired a significant number of licenses to use patented technologies from third parties as part of our business activities. We use these licenses as a basis for the development of many of our research kits and other products. We pay royalties to third parties on sales of these research kits, other products and selected services. We recognize royalty expense as a cost of revenue as we incur the related royalties.

      On December 6, 2002, we completed our acquisition of all outstanding shares of common stock of InforMax, Inc., a provider of a multi-application suite of data access, analysis and presentation software for life science applications. The transaction has been accounted for as a purchase, and, accordingly, the results of operations have been included in the accompanying consolidated financial statements from the date of acquisition.

      On September 14, 2000, we completed our mergers with Life Technologies and Dexter. Substantially all of the businesses and operations of Dexter, other than Life Technologies, were sold prior to the closing of the mergers. Both transactions have been accounted for as purchases and, accordingly, the results of operations have been included in the accompanying consolidated financial statements from the date of acquisition, which significantly affects the comparability of the financial information presented.

      On June 21, 2000, and February 2, 2000, we completed our acquisitions of Ethrog and Research Genetics, respectively. These transactions have been accounted for as pooling of interests, and the consolidated financial statements reflect the combined financial and operating results of Invitrogen, Ethrog and Research Genetics.

      In 2001, as a result of our acquisition of Life Technologies, we reorganized into two lines of business, a Molecular Biology segment and a Cell Culture segment and are reporting results by segment for 2002 and 2001. Other than the pro forma revenue information as set forth on pages 30 and 31, segment financial information for Molecular Biology and Cell Culture prior to 2001 has not been provided, as it would be impracticable to do so.

      We conduct our operations through subsidiaries in Europe, Asia-Pacific and the Americas. Each subsidiary records its income and expenses using the functional currency of the country in which the subsidiary resides. To consolidate the income and expenses of all of our subsidiaries, we translate each subsidiary’s results into U.S. dollars using average exchange rates during the period. Changes in currency exchange rates have affected, and may continue to affect our consolidated revenues, revenue growth rates, gross margins and net income. In addition, many of our subsidiaries conduct a portion of their business in currencies other than the subsidiary’s functional currency, which can result in foreign currency transaction gains or losses. Exchange gains and losses arising from transactions denominated in these currencies are recorded in the Consolidated Statements of Operations using the actual exchange rate differences on the date of the transaction.

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

     RESULTS OF OPERATIONS

          Years Ended December 31, 2002 and 2001

Business Segment Highlights for the Years Ended December 31, 2002 and 2001.

	Molecular	Cell	Corporate
	Biology	Culture	And	Total
(dollars in thousands)(unaudited)			Unallocated(1)

Segment Results for the Year Ended December 31, 2002

Revenues from external customers	$428,883	$219,714	$-	$648,597

Gross margin	267,719	111,005	(25)	378,699

Gross margin as a percentage of revenues	62%	51%		58%

Selling, administrative and R&D	158,705	49,276	21,681	229,662

Purchased intangibles amortization, business integration and merger-related costs	-	-	80,509	80,509

Income (loss) from operations	$109,014	$61,729	$(102,215)	$68,528

Segment Results for the Year Ended December 31, 2001(2)

Revenues from external customers	$409,396	$219,894	$-	$629,290

Gross margin	248,845	97,420	(2,677)	343,588

Gross margin as a percentage of revenues	61%	44%		55%

Selling, administrative and R&D	156,051	45,242	15,356	216,649

Purchased intangibles amortization, business integration and merger-related costs	-	-	277,547	277,547

Income (loss) from operations	92,794	52,178	(295,580)	(150,608)

Add back amortization of goodwill and intangible assets no longer amortized under SFAS No. 142 (see Note 1.)	-	-	181,484	181,484

Adjusted income (loss) from operations	$92,794	$52,178	$(114,096)	$30,876

Revenue Growth for the Year Ended December 31, 2002

Revenues for the year 2002	$428,883	$219,714		$648,597

Adjust for effect of foreign currency exchange rates(3)	(2,695)	(1,799)		(4,494)

Currency adjusted revenues	$426,188	$217,915		$644,103

Revenues for the year 2002	$428,883	$219,714		$648,597

Less revenues from discontinued products(4)	(3,216)	(733)		(3,949)

Revenues from continuing products	425,667	218,981		644,648

Adjust for effect of foreign currency exchange rates on continuing products(3)	(2,808)	(2,054)		(4,862)

Currency adjusted revenues from continuing products	$422,859	$216,927		$639,786

Revenues for the year 2001(2)	$409,396	$219,894		$629,290

Less revenues from discontinued products(4)	(12,091)	(29,859)		(41,950)

Revenues from continuing products	$397,305	$190,035		$587,340

Revenue growth for the year 2002	5%	0%		3%

Currency adjusted revenue growth (decline)	4%	(1%)		2%

Revenue growth for continuing products	7%	15%		10%

Currency adjusted revenue growth for continuing products	6%	14%		9%

(1)	Unallocated items for the years ended December 31, 2002 and 2001 include costs for purchase accounting inventory revaluations of $0 and $2.6 million, amortization of goodwill of $0 and $175.7 million, amortization of purchased intangibles of $64.3 million and $90.5 million, amortization of deferred compensation of $0.2 million and $2.2 million, and business integration costs of $16.2 million and $11.3 million, respectively, which are not allocated by management for purposes of analyzing the operations since they are principally non-cash or one-time items resulting primarily from business restructuring or purchase accounting.

(2)	2002 presentation of 2001 revenues and gross margin by segment reflects reclassifications of revenues and gross margin between segments due to changes in segment categorization of certain products.

(3)	Changes in foreign currency exchange rates when compared to the same period in the prior year affected dollar denominated revenues. These adjustments are to arrive at dollar denominated revenues assuming foreign currency exchange rates that are constant with those during the comparable period of last year.

(4)	Subsequent to the date of the merger with Life Technologies, we discontinued the sale of products that were low growth, low volume and/or low gross margin.

      Revenues. In addition to our analysis of changes in reported revenues, we have also provided revenue comparisons on a foreign currency constant basis, to clarify the changes in our revenues that are unrelated to foreign currency translation effects. We have also reclassified revenues by segment reported for 2001 to conform to the segment classifications used in 2002.

      Revenues for the year ended December 31, 2002 increased $19.3 million, or 3%, from $629.3 million in 2001 to $648.6 million for 2002. Changes in foreign currency exchange rates, when comparing the year ended December 31, 2002, with 2001, increased U.S. dollar-denominated revenues, accounting for $4.5 million of the $19.3 million increase. This increase from changes in foreign currency exchange rates also increased our revenue growth rate by 1%. Subsequent to the merger with Life Technologies that occurred in September 2000, we discontinued the sale of some products that were low growth, low volume and/or low gross margin. Sales of these products were $3.9 million for the year ended December 31, 2002, down from $42.0 million for 2001. Revenues from continuing products for the year ended December 31, 2002 increased 9% from 2001, when holding foreign currency exchange rates constant.

      Changes in the value of certain currencies, including the Japanese Yen, the British Pound sterling and the Euro, can significantly increase or decrease our reported revenue on sales made in these currencies and could result in a material positive or negative impact on our reported results. In addition to foreign currency rates, we expect that future revenues will be affected by, among other things, new product introductions, competitive conditions, customer research budgets, government research funding, the rate of expansion of our customer base, price changes, product discontinuations and acquisitions or dispositions of businesses or product lines.

      Molecular Biology Segment Revenues. Revenues for the Molecular Biology segment increased $19.5 million, or 5%, from $409.4 million for the year ended December 31, 2001, to $428.9 million in 2002. The $428.9 million of Molecular Biology revenues in 2002 includes $3.2 million of revenues from the sale of products that were divested or discontinued, down from $12.1 million sold in the same period last year. Changes in foreign currency exchange rates increased dollar-denominated Molecular Biology revenues by $2.7 million when comparing the year ended December 31, 2002 with the same period in 2001.

      The following revenue discussion is based on continuing products and is on a currency comparable basis so as to exclude the effect of discontinued products and currency rate changes. Sales of Molecular Biology products during the year ended December 31, 2002 increased 6% from 2001 revenues. Sales of our cloning and gene expression, separation and analysis, and amplification products lines, increased 15% during the year ended December 31, 2002 from 2001. Revenues from our other molecular biology product lines, including oligonucleotides, custom services, licensing and royalties, for the year ended December 31, 2002 were 28% lower than such revenues in 2001. Sales growth for our cloning and gene expression, separations and analysis, and amplification product lines, slowed during this year to a 15% revenue growth rate for the year ended December 31, 2002. In addition, the sales growth rate for these products slowed to 11% in the fourth quarter of 2002. Currently, we expect our revenue growth rate for this portion of our business for 2003 to be consistent with the fourth quarter of 2002. The decline in other molecular biology product lines mainly resulted from lower sales of products and services previously produced at our Huntsville, Alabama location and to lower sales in our custom oligonucleotides business.

      If revenue growth for our core molecular biology products slows further, or if revenues for oligonucleotides and custom services continue to decline, this could result in a material negative impact on our revenue for 2003 and beyond.

      Cell Culture Segment Revenues. Revenues for the Cell Culture segment for the year ended December 31, 2002 decreased $0.2 million, or 0%, from $219.9 million in 2001 to $219.7 million in 2002. The $219.7 million of Cell Culture revenues for the year ended December 31, 2002 includes $0.7 million of revenues from the sale of products that were divested or discontinued, down from $29.9 million of these products sold in 2001, which included revenues from our BioSepra business that was sold in July 2001. Changes in foreign currency exchange rates during the year ended December 31, 2002 increased U.S. dollar-denominated revenues by $1.8 million.

      The following revenue discussion is based on continuing products and is on a currency comparable basis so as to exclude the effect of discontinued products and currency rate changes. Sales of continuing Cell Culture products during the year ended December 31, 2002 increased 14% from 2001. This increase reflects sales of Cell Culture products for both research applications and large-scale production applications that increased 15% and 13%, respectively, during the year ended December 31, 2002.

      Sales of cell culture products for large-scale production applications can vary significantly due to customer demand. In addition, cell culture revenues include sales of sera products whose price has historically been volatile. As a result, cell culture revenue growth rates can vary significantly.

      Gross Margin. Our gross margin for the year ended December 31, 2002, was 58% compared with 55% for 2001. We have instituted various programs to improve gross margin since the Life Technologies merger in 2000, including cost reductions, price adjustments and the discontinuation or sale of lower-margin product lines.

      Gross margin for the Molecular Biology segment for the years ended December 31, 2002 and 2001, was 62% and 61%, and for the Cell Culture segment was 51% and 44%, respectively. The significant increase in the Cell Culture gross margin in 2002 from 2001 was attributable to lower sales in 2002 of low-margin, discontinued products, a favorable change in the mix of higher-margin, proprietary media sales in 2002, and higher selling prices in 2002, especially for fetal bovine serum. While these items combined had a favorable impact in 2002, we expect margins for our Cell Culture segment to be lower during 2003 as higher serum costs will reduce gross margins.

      We believe that gross margin for future periods will be affected by, among other things, the integration of acquired businesses in addition to sales volumes, competitive conditions, royalty payments on licensed technologies, the cost of raw materials, changes in average selling prices, and foreign currency rates.

      Sales and Marketing. Sales and marketing expenses increased $12.0 million from $112.8 million for the year ended December 31, 2001, to $124.9 million for 2002. As a percentage of revenues, sales and marketing expenses increased from 18% for 2001 to 19% for 2002. The absolute increase in sales and marketing expenses is primarily due to increased headcount and promotional spending, partially offset by reductions from the closure of our Alabama location in April 2002, the sale of our BioSepra entity in July 2001 and the sale of our Serva entity in June 2002.

      Sales and marketing expenses for the year ended December 31, 2002 for the Molecular Biology segment were $94.9 million, or 22% of segment revenues compared to $84.0 million, or 21% for 2001. Sales and marketing expenses for Cell Culture were $29.9 million, or 14% of segment revenues for 2002 compared to $28.4 million, or 13% for 2001.

      General and Administrative. General and administrative expenses for the year ended December 31, 2002 increased $5.4 million from $65.7 million in 2001 to $71.1 million in 2002. As a percentage of revenues, general and administrative expenses increased from 10% in 2001 to 11% in 2002. The absolute increase in general and administrative expenses is due to costs associated with the retirement of our chief executive officer, increased headcount in Carlsbad and related increased spending, and costs to purchase the rights to change-in-control agreements from four key management members, partially offset by cost reductions from the closure of our operations in Alabama and the sale of our Serva entity in June 2002.

      General and administrative expenses for the year ended December 31, 2002 for the Molecular Biology segment were $36.0 million, or 8% of segment revenues compared to $39.2 million, or 10% for 2001. General and administrative expenses for Cell Culture for the year ended December 31, 2002 were $13.5 million, or 6% of segment revenues compared to $11.9 million, or 5% for 2001.

      Research and Development. Research and development expenses decreased $4.4 million from $38.1 million for the year ended December 31, 2001, to $33.7 million for 2002. As a percentage of revenues, research and development expenses decreased from 6% in 2001 to 5% in 2002. The decrease in research and development expenses reflects the transition of research and development positions from our Maryland facilities to California during 2001 and the closure of our Alabama facility in 2002. We expect research and development expenses to be approximately 6% of revenues in 2003, driven by spending for our newly acquired software business and increased headcount for molecular biology research and development.

      Research and development expenses for the year ended December 31, 2002, for the Molecular Biology segment were $27.8 million, or 6% of segment revenues compared to $32.9 million, or 8% for 2001. Research and development expenses for Cell Culture for the year ended December 31, 2002 were $5.9 million, or 3% of segment revenues compared to $5.0 million, or 2% for 2001.

      Goodwill Amortization. Effective January 1, 2002, we adopted SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” which eliminated the amortization of goodwill. The adoption of these statements also resulted in the reclassification of the net book value assigned to the assembled workforce intangible at December 31, 2001, which totaled $33.4 million, to goodwill. Amortization expense for goodwill and the assembled workforce intangible for the years ended December 31, 2001 and 2000, totaled $180.5 million and $53.9 million, respectively.

      SFAS No. 142 requires a transitional evaluation for impairment of goodwill balances upon adoption of the new accounting pronouncement. We completed our transitional review for potential impairment of goodwill that existed at January 1, 2002, and determined that no impairment of goodwill existed at January 1, 2002. SFAS No. 142 also requires periodic evaluations for impairment of goodwill balances. We completed our annual evaluation for impairment of goodwill as of October 1, 2002, and determined that no impairment of goodwill existed as of that date. A significant decline in our projected revenue or earnings growth or cash flows; a significant decline in our stock price or the stock price of comparable companies; and unanticipated competition or loss of key personnel are among many factors that could result in an impairment charge that could have a material negative impact on our operating results.

      Other Purchased Intangibles Amortization. Amortization expense for other purchased intangible assets acquired in our business combinations was $64.3 million for the year ended December 31, 2002 and $85.7 million for 2001. The reduction in expense from 2001 to 2002 resulted from the reclassification of the assembled workforce intangible to goodwill and the assignment of an indefinite life to the portion of the purchased tradenames and trademarks allocated to the GIBCO tradename, which totaled $8.7 million at December 31, 2001. In accordance with SFAS No. 142, both of these intangibles are no longer amortized beginning January 1, 2002. The reduction in expense also resulted from the sale of our BioSepra business in July 2001 and the related disposition of purchased intangibles assigned to that business in addition to one intangible asset that became fully amortized in September 2001.

      Business Integration Costs. In April 2002, we announced our plan to integrate our operations in Alabama with the rest of the company. Restructuring costs for the year ended December 31, 2002 totaled $13.9 million which includes $9.2 million in impairment losses on facilities, equipment and notes receivable, $3.9 million in severance and relocation costs and $0.8 million in other costs to close the facilities and relocate equipment. Future restructuring costs associated with the Huntsville closure are expected to be minimal, unless actual proceeds from the sale of real estate in Huntsville are significantly different than our current estimates.

      Merger-related business integration costs for the year ended December 31, 2002, totaled $2.3 million, respectively, and are for the restructuring and integration of the operations of InforMax and Life Technologies into Invitrogen that are not part of the purchase price of the acquisition since the costs incurred benefit future operations of the combined companies. These costs are mainly comprised of $1.6 million for the retention of former Life Technologies employees in Maryland, $0.6 million to relocate property as we transitioned employees, functions and property from Maryland to California during the first half of 2002 and $0.1 million in restructuring consultants. We have now completed our planned restructuring activities associated with the Life Technologies merger. Future restructuring costs associated with the InforMax integration are expected to be approximately $0.9 million for retention and relocation of employees during the first six to nine months in 2003.

      Interest Income. Interest income increased by $7.1 million from $20.3 million for the year ended December 31, 2001, to $27.4 million for 2002. The increase during 2002 was mainly attributable to larger balances of cash and investments during 2002, partially offset by lower rates of interest earned on investments during 2002. Interest income in the future will be affected by changes in short-term interest rates and changes in cash balances which could be materially reduced by acquisitions and our stock buyback program.

      Interest Expense. Interest expense increased $12.8 million from $11.3 million for the year ended December 31, 2001, to $24.1 million for 2002. The increase in 2002 was due mainly to interest on the 2 1/4% Convertible Subordinated Notes due 2006 that were issued in December 2001.

      Other Income (Expense), Net. Other income (expense), net, for 2002 and 2001 includes net periodic pension income from an overfunded defined benefit plan acquired in the merger with Dexter Corporation in 2000, as well as gains and losses on the sale of assets and businesses, and foreign currency transactions. The net periodic pension income is recognized as other non-operating income since the plan provides benefits to participants who are not employees of the Company. For the year ended December 31, 2002, other expense, net, of $0.6 million includes $1.3 million of net periodic pension income, a loss of $0.5 million on the sale of our Serva subsidiary, a loss of $0.3 million on the sale of our Indian subsidiary and net foreign currency exchange losses of $1.1 million. For the year ended December 31, 2001, other income, net, includes $2.5 million of net periodic pension income, a $1.2 million gain on the sale of a product line, a $1.0 million gain on the sale of a facility in Europe, a $0.4 million gain on the sale of our BioSepra business and net foreign currency exchange losses of $1.5 million.

      Provision for Income Taxes. The provision for income taxes as a percentage of pre-tax income was 31.2% for the year ended December 31, 2002 and a negative 6.8% in 2001. The change from 2001 was primarily attributable to the elimination of goodwill amortization due to the adoption of SFAS No. 142. Such amortization was non-deductible for tax purposes. For 2001, a $9.3 million tax provision was provided on a pre-tax loss of $137.3 million. Included in pre-tax income are certain business integration costs and amortization expense of certain purchased intangibles that provide financial reporting tax benefits at rates higher than our effective tax rate for all other pre-tax income. Excluding the impact of these costs and expense, our effective tax rate was 35.3% for the year ended December 31, 2002 compared with 35.4% for the 2001.

     Years Ended December 31, 2001 and 2000

    Revenues. Revenues for the year ended December 31, 2001 increased $383.1 million, or 156%, from $246.2 million in 2000 to $629.3 million for 2001. The acquisition of Life Technologies accounted for a significant portion of the increase in revenues. Due to the integration of our operations that began during the fourth quarter of 2000, the precise amount of the increase in revenues due to Life Technologies is not determinable. Additionally, subsequent to the date of the merger with Life Technologies, we discontinued the sale of some products that were low growth, low volume and/or low gross margin. We have also reclassified revenues by segment reported for 2001 and 2000 to conform to the segment classifications used in 2002.

    Pro Forma and Segment Revenues. Given the significant impact of the Life Technologies acquisition on our overall financial results, we believe that it would be helpful for our investors to compare our revenues for 2001 and 2000 as if our revenues included those of Life Technologies for the full year of 2000. Therefore, we have provided pro forma and segment revenues for the year ended December 31, 2000, on an unaudited, pro forma basis, assuming that the merger with Life Technologies occurred on January 1, 2000. The pro forma revenues reported for 2001 and 2000 by segment have been reallocated to conform to the segment classifications used in 2002. We have also provided revenue comparisons below on a foreign currency constant basis, in order to clarify for investors the changes in our revenues that are unrelated to foreign currency exchange effects.

	Molecular	Cell
	Biology	Culture	Total
(dollars in thousands)(unaudited)

Pro forma Revenue Growth for the Year Ended December 31, 2001(1)

Revenues for the year 2001	$409,396	$219,894	$629,290

Adjust for effect of foreign currency exchange rates(2)	9,764	6,469	16,233

Currency adjusted revenues	$419,160	$226,363	$645,523

Revenues for the year 2001	$409,396	$219,894	$629,290

Less revenues from discontinued products(3)	(12,091)	(29,859)	(41,950)

Revenues from continuing products	397,305	190,035	587,340

Adjust for effect of foreign currency exchange rates on continuing products(2)	9,269	5,268	14,537

Currency adjusted revenues from continuing products	$406,574	$195,303	$601,877

Pro forma Revenues for the year 2000(1)(4)	$361,241	$205,736	$566,977

Less revenues from discontinued products(3)	(28,565)	(36,345)	(64,910)

Pro forma Revenues from continuing products	$332,676	$169,391	$502,067

Revenue growth for the year 2001	13%	7%	11%

Currency adjusted revenue growth	16%	10%	14%

Revenue growth for continuing products	19%	12%	17%

Currency adjusted revenue growth for continuing products	22%	15%	20%

(1)	2002 presentation of 2001 and 2000 revenues by segment reflects reclassifications of revenues between segments due to changes in segment categorization of certain products.

(2)	Changes in foreign currency exchange rates when compared to the same period in the prior year affected dollar denominated revenues. These adjustments are to arrive at dollar denominated revenues assuming foreign currency exchange rates that are constant with those during the comparable period of last year.

(3)	Subsequent to the date of the merger with Life Technologies, we discontinued the sale of products that were low growth, low volume and/or low gross margin.

(4)	Pro forma and segment revenues for the year ended December 31, 2000, are provided on an unaudited, pro forma basis, assuming that the merger with Life Technologies occurred on January 1, 2000.

      Revenues for the year ended December 31, 2001, increased $62.3 million, or 11%, from pro forma revenues of $567.0 million in 2000 to $629.3 million in 2001. Changes in foreign currency exchange rates when comparing the year ended December 31, 2001, with the pro forma year of 2000 reduced dollar-denominated revenues by $16.2 million. Holding foreign currency exchange rates constant with those during the year ended December 31, 2000 revenues during 2001 would have been $645.5 million, an increase of 14% from pro forma 2000 revenues.

      Molecular Biology Segment Revenues. Revenues for the Molecular Biology segment increased $48.2 million, or 13%, from pro forma segment revenues of $361.2 million for the year ended December 31, 2000, to $409.4 million in 2001. The $409.4 million of Molecular Biology revenues in 2001 is comprised of $397.3 million of continuing products and $12.1 million of discontinued products. On a pro forma basis, changes in foreign currency exchange rates reduced dollar-denominated Molecular Biology revenues by $9.8 million when comparing 2001 with pro forma revenues of 2000.

      The following revenue discussion is based on continuing products and is on a currency comparable basis so as to exclude the effect of discontinued products and currency rate changes. Sales of Molecular Biology products increased 22% from pro forma 2000 revenues. The 22% increase reflects primarily the continued growth of the cloning & gene expression, separations & analysis and amplification product lines, which increased 25% in 2001. Other product lines, including oligonucleotides, custom services, licensing and royalties, increased 14% for the year ended December 31, 2001.

      Cell Culture Segment Revenues. Revenues for the Cell Culture segment for the year ended December 31 increased $14.2 million, or 7%, from pro forma segment revenues of $205.7 million in 2000 to $219.9 million in 2001. The $219.9 million of Cell Culture revenues in 2001 is comprised of

$190.0 million of continuing products and $29.9 million of discontinued products, which includes revenues from our BioSepra business that was sold in July 2001. On a pro forma basis, changes in foreign currency exchange rates during 2001 reduced dollar-denominated revenues by $6.5 million.

      The following revenue discussion is based on continuing products and is on a currency comparable basis so as to exclude the effect of discontinued products and currency rate changes. Sales of Cell Culture products increased 15% from pro forma 2000 revenues. This increase reflects sales of Cell Culture products for large-scale production applications that increased 34% in 2001.

      These unaudited pro forma results for our two business segments have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the combinations been in effect on January 1, 2000, or of future results of operations.

      Gross Margin. The Company’s gross margin for the year ended December 31, 2001, was 55% compared with 49% for the same period in 2000. Cost of sales in 2000 included $16.6 million of merger-related inventory valuation charges from the Life Technologies merger. Under the purchase method of accounting, inventories acquired in the merger are recorded at their fair value, which generally requires a non-cash write-up to estimated selling prices less the cost to sell or dispose of the inventory. Subsequent sales of this inventory result in costs of sales that are generally higher than our manufactured inventory, which is recorded at the lower of cost or market. Excluding this non-cash incremental cost, gross margin was 56% in 2000. Consolidated gross margin for the periods after the merger with Life Technologies were lower than Invitrogen’s consolidated gross margin before the merger principally because of the inclusion of lower margin products from the Life Technologies business. The Company instituted various programs to improve gross margins since the Life Technologies merger, including cost reductions, price adjustments and the discontinuation or sale of lower-margin product lines.

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

      Sales and marketing expenses for the year ended December 31, 2001, for the Molecular Biology segment were $84.0 million, or 21% of segment revenues, and for Cell Culture were $28.4 million, or 13% of segment revenues.

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

      General and administrative expenses for the year ended December 31, 2001 for the Molecular Biology segment were $39.2 million, or 10% of segment revenues, and for Cell Culture were $11.9 million, or 5% of segment revenues.

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

      Other Income, Net. Other income, net, increased $1.4 million to $4.3 million for the year ended December 31, 2001 from $2.9 million for 2000. The $4.3 million in 2001 is comprised mainly of $2.5 million in net periodic pension income from the Dexter Postretirement Health Benefit Program, a $1.2 million gain on the sale of an electrophoresis product line acquired in the merger with Life Technologies, a $1.0 million gain on the sale of a distribution facility in the Netherlands, a $0.4 million gain on the sale of our BioSepra business, reduced by $1.5 million in net foreign currency exchange losses.

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

LIQUIDITY AND CAPITAL RESOURCES

      Operating activities provided net cash of $123.6 million during the year ended December 31, 2002. Business integration costs incurred to integrate our operations in Alabama with the rest of the Company for the year ended December 31, 2002 totaled $13.9 million and includes $9.2 million in impairment losses on facilities, equipment and notes receivable, $3.9 million in severance and relocation costs and $0.8 million in other costs to close the facilities and relocate equipment. Future restructuring costs associated with the Huntsville closure are expected to be minimal, unless actual proceeds from the sale of real estate in Huntsville are significantly different than our current estimates. Merger-related business integration costs for the year ended December 31, 2002, totaled $2.3 million and were attributed to the restructuring and integration of the operations of InforMax and Life Technologies into Invitrogen that are not part of the purchase price of the acquisition since the costs incurred benefit future operations of the combined companies. These costs are mainly comprised of $1.6 million for the retention of employees in Maryland, $0.6 million to relocate property as we transitioned employees, functions and property from Maryland to California during the first half of 2002 and $0.1 million in restructuring consultants. As of December 31, 2002, we had $3.5 million in accrued merger and restructuring related costs that are included in accrued expenses and other current liabilities in the Consolidated Balance Sheets, the majority of which we expect to pay during the first six to nine months in 2003.

      Net cash used in investing activities was $386.9 million, and reflects a net $329.7 million that was invested in marketable securities with maturities greater than three months. It also includes payments for capital expenditures and intangible assets (primarily intellectual properties) during the year ended December 31, 2002, which totaled $51.5 million and $2.4 million, respectively. Net cash used in investing activities also includes a net $6.4 million paid for our acquisitions of InforMax and Serum Technologies Pty Limited, which reflects gross cash payments of $50.3 million less cash and cash equivalents acquired of $43.9 million. These net uses were offset by $1.1 million in cash received, net of cash sold, from the sale of our Serva subsidiary. For the year ending December 31, 2003, we expect spending for capital equipment and information technology to approximate $50 million.

      We are offering for sale certain facilities in Frederick, Maryland and Huntsville, Alabama which became idle or excess as we have consolidated our operations. At December 31, 2002, we have $15.1 million recorded as assets held for sale for these facilities, which is included in prepaid expenses and other current assets in the Consolidated Balance Sheets. In February 2003, we sold one of the Huntsville facilities for $2.7 million, which approximated the carrying value of the facility at December 31, 2002.

      Net cash used in financing activities totaled $92.9 million, and includes $94.6 million used to repurchase shares of our common stock and $2.8 million used to reduce our outstanding line of credit balance in Japan to zero, offset by $5.0 million in proceeds from stock issued under employee stock plans.

      In July 2002, our board of directors authorized the repurchase of up to $300 million of our common stock over the next three years. We repurchased 3.3 million shares of common stock at a total cost, in cash and accruals, of $100.0 million through December 31, 2002, which has been reported as a reduction in stockholders’ equity as Treasury Stock. The timing and price of future repurchases will depend on market conditions and other factors. Funds for the repurchase are expected to come primarily from cash generated from operations, or funds on hand.

      In December 2002, we completed our acquisition of all outstanding shares of common stock of InforMax, Inc. (Nasdaq: INMX), for cash of $42.8 million. Direct costs incurred as a result of the acquisition were $5.5 million and $0.1 million was incurred as merger-related business integration costs. We expect to incur an additional $0.9 million during the first six to nine months of 2003 for retention and relocation of employees.

      On February 4, 2003, we announced that we have signed a definitive agreement with Vertex Pharmaceuticals Incorporated (Nasdaq:VRTX) to acquire the biochemical and cellular assay capabilities and commercial portfolio of proprietary reagents, probes and proteins of PanVera LLC, a wholly-owned subsidiary of Vertex, for $95.0 million in cash, subject to normal purchase conditions and adjustments. We also expect to assume debt and incur closing costs of approximately $10 million in connection with this transaction. The transaction is anticipated to close, subject to regulatory review, in the first or early second quarter of 2003.

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

      During the year ended December 31, 2002, we recorded a reduction in our current tax liability of $1.2 million representing the tax benefit for non-qualified stock option exercises and disqualifying dispositions of our common stock by employees during the year. This benefit is reflected as additional paid-in-capital in the December 31, 2002 Consolidated Balance Sheet. During this same time period we also recognized a $4.5 million reduction in additional paid-in-capital and an offsetting increase in our taxes payable resulting from amendments to 2001 taxable income subsequent to 2001 for some employees as they provided changes to their taxable transaction survey letters.

      We have $500 million principal amount of 2 1/4% Convertible Subordinated Notes, or 2 1/4% Convertible Notes, due 2006, outstanding at December 31, 2002. Interest on the 2 1/4% Convertible Notes is payable semi-annually on June 15th and December 15th. The 2 1/4% Convertible Notes were issued at 100% of principal value, and are convertible into 5.8 million shares of common stock at the option of any holder at any time at a price of $86.10 per share. The 2 1/4% Convertible Notes may be redeemed, in whole or in part, at our option on or after December 20, 2005 at 100% of the principal amount.

      We also have $172.5 million principal amount of 5 1/2% Convertible Subordinated Notes, or 5 1/2% Convertible Notes, due 2007, outstanding at December 31, 2002. Interest on the 5 1/2% Convertible Notes is payable semi-annually on March 1st and September 1st. The 5 1/2% Convertible Notes were issued at 100% of principal value and are convertible into 2.0 million shares of common stock at the option of the holder at any time at a price of $85.20 per share. The 5 1/2% Convertible Notes may be redeemed, in whole or in part, at our option on or after March 1, 2003, at an initial premium of 103.143% of the principal amount. The premium declines annually to 100% of the principal amount of the notes at March 1, 2007.

      In the event of a change of control of Invitrogen, the holders of the 2 1/4% Convertible Notes and the 5 1/2% Convertible Notes each have the right to require us to repurchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of the notes plus all accrued and unpaid interest.

      As of December 31, 2002, we had cash and cash equivalents of $537.8 million, short-term investments of $184.2 million, long-term investments of $338.5 million and working capital of $818.1 million, excluding restricted cash and investments. Our funds are currently invested in overnight money market accounts, time deposits, commercial paper, corporate notes, municipal notes and bonds, U.S. treasury obligations and government agency notes. As of December 31, 2002, foreign subsidiaries in Brazil, Japan and New Zealand had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The U.S. dollar equivalent of these facilities totaled $6.3 million, of which none was outstanding at December 31, 2002.

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

CONTRACTUAL OBLIGATIONS

      The following table summarizes our contractual obligations at December 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period

		Less than	Years	Years	More than
	Total	1 Year	2-3	4-5	5 Years
(in thousands)

Long-term debt	$674,575	$2,075	$-	$672,500	$-

Capital lease obligations	323	216	107	-	-

Operating lease obligations	62,346	13,026	19,130	13,415	16,775

Licensing and purchase obligations	44,875	16,615	18,503	8,798	959

Deferred compensation	1,487	165	1,322	-	-

Total	$783,606	$32,097	$39,062	$694,713	$17,734

CRITICAL ACCOUNTING POLICIES

      Revenue Recognition. We derive our revenue from the sale of our products, services and technology. We recognize revenue from product sales upon transfer of title to the product, which generally occurs upon shipment to the customer. We generally ship to our customers FOB shipping point. If our shipping policies, including the point of title transfer, were to change, materially different reported results would be likely. In cases where customers order and pay for products and request that we store a portion of their order for them at our cost, we record any material up-front payments as deferred revenue in accrued expenses and other current liabilities in the Consolidated Balance Sheets and recognize revenue upon shipment of the product to the customer.

      We recognize software license revenues in accordance with Statement of Position No. 97-02, “Software Revenue Recognition”, as amended and interpreted. Our software sales generally consist of software license fees and maintenance fees. Software license fees are recognized as revenue when shipped, under the residual method. We customarily include the maintenance renewal rate in the license arrangements. We recorded these maintenance fees as deferred revenue when the software is shipped and amortize the revenue on a straight-line basis over the maintenance period which is typically one year.

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

      Deferred revenue totaled $11.5 million and $4.1 million at December 31, 2002 and 2001, respectively.

      Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base these estimates and assumptions upon historical experience and existing, known circumstances. Actual results could differ from those estimates. Specifically, management must make estimates in the following areas:

•	Allowance for doubtful accounts. We provide a reserve against our receivables for estimated losses that may result from our customers’ inability to pay. We determine the amount of the reserve by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers’ country or industry, historical losses and our customers’ credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this reserve. To minimize the likelihood of uncollectibility, customers’ credit-worthiness is reviewed periodically based on external credit reporting services and our experience with the account and adjusted accordingly. Should a customer’s account become past due, we generally place a hold on the account and discontinue further shipments to that customer, minimizing further risk of loss. Additionally, our policy is to fully reserve for all accounts with aged balances greater than one year. The likelihood of a material loss on an uncollectible account would be mainly dependent on deterioration in the overall economic conditions in a particular country or environment. Reserves are fully provided for all expected or probable losses of this nature. Gross trade accounts receivables totaled $99.5 million and the allowance for doubtful accounts was $4.4 million at December 31, 2002.

•	Inventory adjustments. Inventories are stated at lower of cost or market. We review the components of our inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. Stock levels in excess of one year’s expectation of usage or sales are fully reserved. The likelihood of any material inventory write-down is dependent on customer demand, competitive conditions or new product introductions by us or our customers that vary from our current expectations. Inventories were stated at $85.5 million at December 31, 2002.

•	Valuation of goodwill. In 2002, Statement of Financial Accounting Standards No. 142, or SFAS No. 142, “Goodwill and Other Intangible Assets” became effective and as a result, we ceased amortization of goodwill. In lieu of amortization, we are required to perform an annual review for impairment. Goodwill is considered to be impaired if we determine that the carrying value of the reporting unit exceeds its fair value. In addition to the annual review, an interim review is required

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

With the adoption of SFAS No. 142, we performed a transitional review for impairment of our goodwill as of January 1, 2002, and determined that no impairment existed at that date. SFAS No. 142 also requires periodic evaluations for impairment of goodwill balances. We also completed our annual evaluation for impairment of goodwill on October 1, 2002, and determined that no impairment existed at that date. Assessing the impairment of goodwill requires us to make assumptions and judgments regarding the fair value of the net assets of our reporting units. Additionally, since our reporting units share the majority of our assets, we must make assumptions and estimates in allocating the carrying value as well as the fair value of net assets to each reporting unit.

We cannot assure you that when we complete our annual or other periodic review for impairment of goodwill that a material impairment charge will not be recorded. Goodwill totaled $768.5 million at December 31, 2002.

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

If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. In addition, we base the useful lives and related amortization or depreciation expense on our estimate of the period that the assets will generate revenues or otherwise be used by us. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase. At December 31, 2002, the net book value of identifiable intangible assets that are subject to amortization totaled $336.7 million, the net book value of unamortized identifiable intangible assets with indefinite lives totaled $7.5 million and the net book value of property, plant and equipment totaled $136.2 million.

•	Accrued merger and restructuring related costs. To the extent that exact amounts are not determinable, we have estimated amounts for direct costs of our acquisitions, merger-related expenses and liabilities related to our business combinations and restructurings in accordance with the Emerging Issues Task Force, or EITF, Issue 94-3, “Liability Recognition for Certain

Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring),” and EITF Issue 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Our accrued merger and restructuring related costs were $3.5 million at December 31, 2002, the majority of which we expect to pay during the first six to nine months of 2003. Materially different reported results would be likely if any of the estimated costs or expenses were different from our estimations or if the approach, timing and extent of the restructuring plans adopted by management were different.

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

•	Litigation reserves. Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in the Consolidated Balance Sheets. The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the favorable or unfavorable outcome of the particular litigation. Both the amount and range of loss on the remaining pending litigation is uncertain. As such, we are unable to make a reasonable estimate of the liability that could result from unfavorable outcomes in litigation. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

•	Insurance, environmental and divestiture reserves. We maintain self-insurance reserves to cover potential property, casualty and workers’ compensation exposures from certain former business operations of Dexter. These reserves are based on actuarially determined loss probabilities and take into account loss history as well as actuarial projections based on industry statistics. We also maintain environmental reserves to cover estimated costs for certain environmental exposures assumed in the merger with Dexter. The environmental reserves, which are not discounted, are determined by management based upon currently available information. Divestiture reserves are maintained for known claims and warranties assumed in the merger with Dexter. The warranty reserves are based on management estimates that consider historical claims. As actual losses and claims become known to us, we may need to make a material change in our estimated reserves which could also materially impact our results of operations. Our insurance, environmental and divestiture reserves totaled $10.6 million at December 31, 2002.

•	Benefit and pension plans. We sponsor and manage several retirement and health plans for employees and former employees. Accounting and reporting for the pension plans requires the use of assumptions for discount rates, expected returns on plan assets and rates of compensation increase that are used by our actuaries to determine our liabilities and annual expenses for these plans in addition to the value of the plan assets included in our Consolidated Balance Sheets. Our actuaries also rely on assumptions, such as mortality rates, in preparing their estimates for us. The likelihood of materially different valuations for assets, liabilities or expenses, would depend on interest rates, investment returns or actuarial assumptions that are different from our current expectations.

•	Valuation of deferred income taxes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The likelihood of a material change in our expected realization of these assets depends on future taxable income, our ability to deduct tax loss carryforwards against future taxable income, the effectiveness of our tax planning and strategies among the various tax jurisdictions in which we operate, changes in the deductibility of interest paid on our convertible subordinated debt and any significant changes in the tax treatment received on our business combinations.

•	Segment Information. We provide segment financial information and results for our Molecular Biology and Cell Culture segments based on the segregation of revenues and expenses used for management’s assessment of operating performance and operating decisions. Expenses shared by the segments require the use of judgments and estimates in determining the allocation of expenses to the two segments. Different assumptions or allocation methods could result in materially different results by segment. Also, we do not currently segregate assets by segment as a significant portion of our total assets are shared or non-segment assets which we do not assign to our two operating segments. We have determined that it is not useful to assign our assets to our Molecular Biology and Cell Culture segments. We also do not report product line information as it would be impracticable to do so.

RECENT ACCOUNTING PRONOUNCEMENTS

      In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, which is effective for the company beginning January 1, 2003. The Company believes the adoption of SFAS No. 145 will not have a material effect on the Company’s consolidated financial position or results of operations.

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

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation -- Transition and Disclosure.” SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides additional disclosures about the method of accounting for stock-based employee compensation. Amendments are effective for financial statements for the Company beginning January 1, 2003. The Company has currently chosen to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation. If the Company should choose to adopt such a method its implementation pursuant to SFAS No. 148 could have a material effect on the Company’s consolidated financial position and results of operations.

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

      Changes in foreign currency exchange rates can affect our reported results of operations, which are reported in U.S. dollars. Based on the foreign currency rate in effect at the time of the translation of our non-U.S. results of operations into U.S. dollars, reported results could be different from prior periods even if the same amount and mix of our products were sold at the same local prices during the two periods. This will affect our reported results of operations, and also makes the comparison of our business performance in two periods more difficult. For example, our revenues for the year ended December 31, 2002 were $648.6 million using applicable foreign currency exchange rates for that period. However, applying the foreign currency exchange rates in effect during the prior year ended December 31, 2001 to our non-U.S. revenues for 2002 results in revenues of $644.1 million. Therefore, as a result of the change in the applicable foreign currency exchange rates, our 2002 revenues reported in U.S. dollars were positively affected by $4.5 million. These changes in currency exchange rates have affected, and will continue to affect, our reported results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities. To assist investors with the comparisons of our underlying business between currently reported periods, we have provided our revenue and growth rate results on a foreign currency comparable basis.

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

      Foreign Currency Transactions. We have operations in Europe, Asia-Pacific and the Americas. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. Many of our reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in exchange rates because they may become worth more or less than they were worth at the time we entered into the transaction due to changes in exchange rates. Both realized and unrealized gains or losses in the value of these receivables and payables are included in the determination of net income. Realized and unrealized gains or losses on the value of financial contracts entered into to hedge the exchange rate exposure of these receivables and payables are also included in the determination of net income. Net currency exchange losses recognized on business transactions, net of hedging transactions, were $1.1 million, $1.5 million and $0.3 million for the years ended December 31, 2002, 2001 and 2000, respectively, and are included in other income and expense in the Consolidated Statements of Operations.

      Our currency exposures vary, but are primarily concentrated in the Euro, British Pound sterling and Japanese Yen. We currently use foreign currency forward contracts to mitigate foreign currency risk on non-functional currency receivables and payables. At December 31, 2002, we had $20.4 million in foreign currency forward contracts outstanding to hedge currency risk on specific receivables and payables. These contracts, which all settle on various dates through January 2003, effectively fix the exchange rate at which these specific receivables and payables will be settled in, so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying receivables and payables. We currently do not enter into financial contracts to hedge foreign currency exchange risk on transactions forecasted to arise beyond 30 days.

      Commodity Prices. Our exposure to commodity price changes relates to certain manufacturing operations that utilize certain commodities as raw materials. We manage our exposure to changes in those prices primarily through our procurement and sales practices.

      Interest Rates. Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The fair value of our cash equivalents and marketable securities are subject to change as a result of potential changes in market interest rates and investment risk related to the issuers’ credit worthiness. We do not utilize financial contracts to manage our exposure to changes in interest rates. As of December 31, 2002, our cash equivalents and short-term investments were invested primarily in securities with maturities of less than three months and, as a result, the fair value of these securities approximated carrying value due to their short-term nature. The fair value of our long-term investments, however, is subject to change as a result of potential changes in market interest rates. At December 31, 2002, the fair value of our long-term investments did not differ materially from carrying value.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

      See discussion under Market Risk in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8. Financial Statements and Supplementary Data

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Shareholders and the

Board of Directors of Invitrogen Corporation

      We have audited the accompanying consolidated balance sheet of Invitrogen Corporation and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2002. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and the financial statement schedule are the responsibility of Invitrogen Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit. The consolidated financial statements and financial statement schedule of Invitrogen Corporation for the fiscal years ended December 31, 2001 and 2000, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those statements in their report dated February 8, 2002.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Invitrogen Corporation and subsidiaries as of December 31, 2002 and the consolidated results of their operations and their cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related fiscal 2002 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, Invitrogen Corporation changed its method of accounting for purchased goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“Statement”) No. 142 during the first quarter of fiscal 2002.

      As discussed above, the financial statements of Invitrogen Corporation (“the Company”) as of December 31, 2001 and 2000, and for the years then ended were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been updated to include the transitional disclosures required by Statement No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 1 for fiscal 2001 and 2000 included (i) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill that are no longer being amortized to the Company’s underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related net income-per-share amounts. Our audit procedures with respect to the disclosures in Note 1 for fiscal 2001 and 2000 included (i) agreeing the goodwill and amortization amounts and the gross intangible assets and accumulated amortization amounts to the Company’s underlying records obtained from management, and (ii) testing the mathematical accuracy of the tables. In our opinion, the disclosures for fiscal 2001 and 2000 in Note 1 related to the transitional disclosures of Statement 142 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the Company’s financial statements for fiscal 2001 and 2000 other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the Company’s fiscal 2001 and 2000 financial statements taken as a whole.

/s/ ERNST & YOUNG LLP

San Diego, California

February 7, 2003

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Invitrogen Corporation’s filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See Exhibit 23.2 for further discussion. The consolidated balance sheet as of December 31, 2000, referred to in this report has not been included in the accompanying financial statements.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Invitrogen Corporation:

We have audited the accompanying consolidated balance sheets of Invitrogen Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 14. is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

San Diego, California

February 8, 2002

INVITROGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value data)

	December 31,

	2002	2001

ASSETS

Current assets:

Cash and cash equivalents	$537,817	$878,214

Short-term investments held-to-maturity	184,188	99,647

Restricted cash and investments	9,370	16,975

Trade accounts receivable, net of allowance for doubtful accounts of $4,431 and $5,281, respectively	95,104	86,857

Inventories	85,531	80,597

Deferred income tax assets	28,679	30,044

Prepaid expenses and other current assets	27,762	12,135

Total current assets	968,451	1,204,469

Property and equipment, net	136,151	125,786

Goodwill	768,459	740,220

Net intangible assets	344,180	441,267

Deferred income tax assets	566	707

Long-term investments held-to-maturity	338,488	93,900

Other assets	58,671	60,863

Total assets	$2,614,966	$2,667,212

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Lines of credit	$-	$2,746

Current portion of long-term obligations	2,456	293

Accounts payable	20,430	20,643

Accrued expenses and other current liabilities	87,591	76,602

Income taxes	30,478	26,298

Total current liabilities	140,955	126,582

Long-term obligations	2,033	3,530

Long-term deferred credits and reserves	22,631	11,710

Pension liabilities	21,997	16,128

Deferred income tax liabilities	108,737	163,277

2 1/4% Convertible Subordinated Notes due 2006	500,000	500,000

5 1/2% Convertible Subordinated Notes due 2007	172,500	172,500

Total liabilities	968,853	993,727

Minority interest	3,503	2,407

Commitments and contingencies

Stockholders’ equity:

Preferred stock; $0.01 par value, 6,405,884 shares authorized; no shares issued or outstanding	-	-

Common stock; $0.01 par value, 125,000,000 shares authorized; 53,268,496 and 53,000,472 shares issued, respectively	533	530

Additional paid-in-capital	1,871,795	1,870,107

Deferred compensation	-	(205)

Accumulated other comprehensive income (loss)	14,906	(7,063)

Accumulated deficit	(144,624)	(192,291)

Less cost of treasury stock; 3,296,009 and 0 shares, respectively	(100,000)	-

Total stockholders’ equity	1,642,610	1,671,078

Total liabilities and stockholders’ equity	$2,614,966	$2,667,212

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	For the Years Ended December 31,

	2002	2001	2000

Revenues	$648,597	$629,290	$246,195

Cost of revenues	269,898	285,702	124,697

Gross margin	378,699	343,588	121,498

Operating expenses:

Sales and marketing	124,859	112,845	46,372

General and administrative	71,105	65,659	26,786

Research and development	33,698	38,145	23,620

Goodwill amortization	-	175,699	51,008

Other purchased intangibles amortization	64,302	90,527	30,577

Business integration and merger costs:

Huntsville closure	13,938	-	-

Merger-related	2,269	11,321	10,417

Total operating expenses	310,171	494,196	188,780

Income (loss) from operations	68,528	(150,608)	(67,282)

Other income (expense):

Interest income	27,391	20,316	18,743

Interest expense	(24,097)	(11,295)	(8,936)

Other income and expense, net	(646)	4,306	2,939

Total other income and expense, net	2,648	13,327	12,746

Income (loss) before benefit (provision) for income taxes and minority interest	71,176	(137,281)	(54,536)

Income tax benefit (provision)	(22,207)	(9,338)	514

Minority interest	(1,302)	(1,047)	(304)

Net income (loss)	$47,667	$(147,666)	$(54,326)

Earnings (loss) per common share:

Basic	$0.91	$(2.81)	$(1.80)

Diluted	$0.90	$(2.81)	$(1.80)

Weighted average shares used in per share calculations:

Basic	52,643	52,549	30,156

Diluted	52,963	52,549	30,156

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated	Retained
			Additional		Other	Earnings			Total
	Common Stock		Paid-in-	Deferred	Comprehensive	(Accumulated	Treasury Stock		Stockholders’	Comprehensive
	Shares	Amount	Capital	Compensation	Income(Loss)	Deficit)	Shares	Amount	Equity	Income(Loss)

Balance at December 31, 1999	22,470	$225	$121,924	$(746)	$(439)	$9,701	-	$-	$130,665

Common stock issued for purchase business combinations	27,400	274	1,632,943	-	-	-	-	-	1,633,217

Common stock issued for merger costs	-	-	2,208	-	-	-	-	-	2,208

Secondary stock offering costs	-	-	(160)	-	-	-	-	-	(160)

Deferred Compensation	-	-	5,466	(5,466)	-	-	-	-	-

Amortization of deferred compensation expense	-	-	-	2,003	-	-	-	-	2,003

Common stock issued under employee stock plans	2,044	20	27,452	-	-	-	-	-	27,472

Tax benefit on employee stock plans	-	-	28,290	-	-	-	-	-	28,290

Unrealized gain on investments	-	-	-	-	35	-	-	-	35	$35

Foreign currency translation adjustment	-	-	-	-	8,993	-	-	-	8,993	8,993

Net loss	-	-	-	-	-	(54,326)	-	-	(54,326)	(54,326)

Balance at December 31, 2000	51,914	519	1,818,123	(4,209)	8,589	(44,625)	-	-	1,778,397	$(45,298)

Common stock issued for purchase business combinations	35	-	2,825	-	-	-	-	-	2,825

Deferred Compensation	-	-	(1,801)	1,801	-	-	-	-	-

Amortization of deferred compensation expense	-	-	-	2,203	-	-	-	-	2,203

Common stock issued under employee stock plans	1,051	11	30,276	-	-	-	-	-	30,287

Tax benefit on employee stock plans	-	-	20,684	-	-	-	-	-	20,684

Realized gain on investment	-	-	-	-	(21)	-	-	-	(21)	$(21)

Minimum pension liability adjustment	-	-	-	-	(5,270)	-	-	-	(5,270)	(5,270)

Foreign currency translation adjustment	-	-	-	-	(10,361)	-	-	-	(10,361)	(10,361)

Net loss	-	-	-	-	-	(147,666)	-	-	(147,666)	(147,666)

Balance at December 31, 2001	53,000	530	1,870,107	(205)	(7,063)	(192,291)	-	-	1,671,078	$(163,318)

Deferred Compensation	-	-	(20)	20	-	-	-	-	-

Amortization of deferred compensation expense	-	-	-	185	-	-	-	-	185

Common stock issued under employee stock plans	268	3	5,019	-	-	-	-	-	5,022

Tax benefit on employee stock plans	-	-	1,162	-	-	-	-	-	1,162

Adjust prior year tax benefit on employee stock plans	-	-	(4,473)	-	-	-	-	-	(4,473)

Purchase of treasury shares	-	-	-	-	-	-	(3,296)	(100,000)	(100,000)

Minimum pension liability adjustment	-	-	-	-	(5,031)	-	-	-	(5,031)	$(5,031)

Foreign currency translation adjustment	-	-	-	-	27,000	-	-	-	27,000	27,000

Net income	-	-	-	-	-	47,667	-	-	47,667	47,667

Balance at December 31, 2002	53,268	$533	$1,871,795	$-	$14,906	$(144,624)	(3,296)	$(100,000)	$1,642,610	$69,636

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$47,667	$(147,666)	$(54,326)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities, net of effects of businesses acquired and divested:

Depreciation	20,178	18,793	9,484

Amortization of goodwill	-	175,699	51,008

Amortization of intangible assets	67,489	92,460	31,327

Amortization of deferred compensation	185	2,203	2,003

Amortization of deferred debt issue costs	3,200	777	552

Deferred income taxes	(15,831)	(25,951)	(26,686)

Non-cash business integration costs	9,242	781	2,390

Other non-cash adjustments	4,603	(146)	1,064

Changes in operating assets and liabilities:

Restricted cash	8,145	-	-

Trade accounts receivable	2,362	(5,809)	(6,377)

Inventories	(1,270)	4,288	16,037

Prepaid expenses and other current assets	1,642	5,512	(2,291)

Other assets	(1,803)	4,292	(383)

Accounts payable	(1,379)	(2,513)	(890)

Accrued expenses and other current liabilities	(16,074)	(36,807)	(25,900)

Income taxes	(4,796)	37,164	(72,065)

Net cash provided by (used in) operating activities	123,560	123,077	(75,053)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of business, net of cash sold	1,160	11,616	-

Net cash (paid for) acquired from business combinations	(6,441)	2,978	226,394

Purchases of held-to-maturity securities	(704,311)	(193,874)	(99,523)

Maturities of held-to-maturity securities	373,636	883	29,890

Proceeds from sales of held-to-maturity securities	968	-	71,648

Payments received on notes receivable	805	-	121

Proceeds from sale of property, plant and equipment	1,181	55,810	-

Purchases of property and equipment	(51,515)	(44,172)	(22,737)

Payments for intangible assets	(2,400)	(5,936)	(1,265)

Net cash provided by (used in) investing activities	(386,917)	(172,695)	204,528

CASH FLOWS FROM FINANCING ACTIVITIES:

Net principal proceeds from (payments on) lines of credit	(2,755)	1,695	(2,508)

Proceeds from long-term obligations	-	487,091	166,865

Principal payments on long-term obligations	(525)	(1,061)	(11,084)

Proceeds from sale of common stock	5,022	30,287	27,312

Purchase of treasury stock	(94,646)	-	-

Net cash provided by (used in) financing activities	(92,904)	518,012	180,585

Effect of exchange rate changes on cash	15,864	(9,079)	6,601

Net increase (decrease) in cash and cash equivalents	(340,397)	459,315	316,661

Cash and cash equivalents, beginning of period	878,214	418,899	102,238

Cash and cash equivalents, end of period	$537,817	$878,214	$418,899

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2002, 2001 AND 2000

1.	BUSINESS ACTIVITY, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND SIGNIFICANT ACCOUNTS

Business Activity

      Invitrogen Corporation (the “Company”) was incorporated in the state of California on September 29, 1989. In 1997, the Company changed its state of incorporation to Delaware.

      The Company’s products are principally life science research tools in reagent and kit form, biochemicals, sera, media, software, and other products and services the Company sells to corporate, academic and government entities worldwide. Effective January 1, 2001, we reorganized into two lines of business, a Molecular Biology segment and a Cell Culture segment. Segment reporting began with the first quarter results in 2001.

      On December 23, 2002, the Company purchased the remaining 75% interest in Serum Technologies Pty Limited, a privately-held Australian company in which it already owned 25%. The transaction has been accounted for as a purchase and, accordingly, the results of operations, previously accounted for under the equity method, have been consolidated in the accompanying consolidated financial statements from the date of acquisition. On December 6, 2002, the Company completed its acquisition of all outstanding shares of common stock of InforMax, Inc., a provider of a multi-application suite of data access, analysis and presentation software for life science applications. The transaction has been accounted for as a purchase, and, accordingly, the results of operations have been included in the accompanying consolidated financial statements from the date of acquisition.

      On September 14, 2000, the Company consummated mergers with Life Technologies, Inc. (“Life Technologies”), a Delaware corporation, and Dexter Corporation (“Dexter”), a Connecticut corporation (see Note 2). Life Technologies was a supplier of molecular biology and cell culture products and services to customers in universities, public and private research institutions, and biotechnology and pharmaceutical companies. Dexter was a global specialty materials supplier with three operating segments: life sciences, nonwovens and specialty polymers. Dexter’s life science segment was comprised of Life Technologies, a majority owned subsidiary of Dexter. Dexter supplied specialty materials to the aerospace, electronics, food packaging and medical markets. Substantially all of the non-life sciences businesses and operations of Dexter were sold prior to the closing of the mergers. Both transactions have been accounted for using the purchase method of accounting and, accordingly, the results of operations have been included in the accompanying financial statements from the date of acquisition, which significantly affects the comparability of the financial information presented.

      On June 21, 2000, the Company consummated a merger with Ethrog Biotechnologies, Ltd., a privately held company located in Israel (see Note 2). Ethrog manufactured a fully enclosed system for the electrophoretic separation of macromolecules. On February 2, 2000, the Company acquired all of the outstanding capital stock of Research Genetics, Inc., an Alabama corporation (see Note 2). Research Genetics supplied products and services for functional genomics and gene-based drug discovery research. These transactions have been accounted for as pooling of interests’ and, accordingly, the Company’s consolidated financial statements include the financial results of Invitrogen, Ethrog and Research Genetics.

Principles of Consolidation

      The consolidated financial statements include the accounts of Invitrogen Corporation and its majority owned or controlled subsidiaries (collectively the “Company” or “Invitrogen”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Concentrations of Risks

      Approximately $128.8 million, $123.6 million and $52.6 million, or 20%, 20% and 22% of the Company’s revenues during the years ended December 31, 2002, 2001 and 2000, respectively, were derived from university and research institutions which management believes are, to some degree, directly or indirectly supported by the U.S. Government. If there were to be a significant change in current research funding, particularly with respect to the U.S. National Institutes of Health, it could have a material adverse impact on the Company’s future results of operations.

Segment Information

      Prior to the merger with Life Technologies, the Company operated in one business segment dedicated to molecular biology research. Beginning in the first quarter of 2001, the Company completed its reorganization into two lines of business, a Molecular Biology segment and a Cell Culture segment. Segment financial information for Molecular Biology and Cell Culture prior to 2001 has not been provided, as it would be impracticable to do so. Also, the Company does not currently segregate assets by segment as a significant portion of the Company’s total assets are shared or non-segment assets which the Company does not assign to its two operating segments. The Company has determined that it is not useful to assign its assets to its Molecular Biology and Cell Culture segments. The Company does not report product line information as it would be impracticable to do so.

Revenue Recognition

      Revenues from product sales are recognized upon transfer of title to the product, which generally occurs upon shipment to the customer. The Company generally ships to its customers FOB shipping point. In cases where customers order and pay for large batches of cell culture products and request that we store a portion of the batch for them, we record any material up-front payments as deferred revenue in accrued expenses and other current liabilities in the Consolidated Balance Sheets and recognize revenue upon shipment of the product to the customer. Deferred product revenues at December 31, 2002 and 2001 totaled $9.4 million and $4.1 million, respectively. Grant revenue is recorded when earned, as defined within the specific agreements and is not refundable. Royalty revenue is recognized when determinable, generally upon the receipt of the cash payment, and is not refundable. Grant and royalty revenues were $5.2 million, $5.2 million and $2.0 million in 2002, 2001 and 2000, respectively. Cost of grant revenue is included in research and development.

      Software license revenues are recognized on the basis of Statement of Position No. 97-02, “Software Revenue Recognition”, as amended and interpreted. Software sales consist of software license fees and maintenance fees. Software license fees are recognized as revenue when shipped, under the residual method. The Company customarily includes the maintenance renewal rate in the license arrangements. Maintenance fees are recognized as deferred revenue when the software is shipped, and amortized on a straight-line basis over the maintenance period, typically one year. Software related revenues totaled $1.6 million for the year ended December 31, 2002 and $0 for the years ended December 31, 2001 and 2000. Total deferred software related revenues at December 31, 2002 and 2001 totaled $2.1 million and $0, respectively.

Fair Value of Financial Instruments

      The carrying amounts of financial instruments such as cash equivalents, foreign cash accounts, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities are reasonable estimates of their fair value because of the short maturity of these items. The Company believes the carrying amounts of the Company’s outstanding lines of credit approximate fair value because the interest rates on these instruments are subject to change with, or approximate, market interest rates.

Cash and Cash Equivalents and Marketable Securities

      The Company invests its excess cash in marketable securities, principally corporate notes and government securities. The Company has established guidelines that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

      The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. Cash equivalents at December 31, 2002 consisted primarily of overnight money market accounts, time deposits, commercial paper, demand notes and municipal notes and bonds.

      At December 31, 2002, all of the Company’s short-term and long-term investments were classified as held-to-maturity. These securities are stated at amortized cost. Maturities and gross unrealized gains (losses) at December 31, 2002 are as follows:

	Maturity	Amortized	Unrealized		Estimated
	in Years	Cost	Gains	Losses	Fair Value
(in thousands)
Municipal notes and bonds	1 or less	$13,755	$16	$-	$13,771

U.S. Treasury and Agency obligations	1 or less	20,011	395	-	20,406

Commercial paper	1 or less	150,422	1,325	(2)	151,745

Total short-term investments		184,188	1,736	(2)	185,922

U.S. Treasury and Agency obligations	1 to 2	131,669	450	(7)	132,112

U.S. Treasury and Agency obligations	Over 2	445	51	-	496

Commercial paper	1 to 2	206,374	2,239	(61)	208,552

Total long-term investments		338,488	2,740	(68)	341,160

		$522,676	$4,476	$(70)	$527,082

Restricted Cash and Related Liabilities

      Restricted cash includes $7.7 million and $8.9 million at December 31, 2002 and 2001, respectively, held in a Rabbi Trust (the “Trust”) for the benefit of certain Dexter employees, most of whom are not employees of the Company. The Trust, which was assumed by the Company upon the closing of the merger with Dexter, funds supplemental benefits and certain severance agreements. The funds are invested primarily in money market funds. The Trust is irrevocable and will remain in place for the term of benefits payable, which in the case of certain supplemental retirement benefits is until the death of the participants or their designated beneficiaries. At December 31, 2002, there is a total of $7.5 million included in accrued expenses and other current liabilities and non-current pension liabilities that are funded under the Trust. No further contributions are required to be made to the Trust.

      The Company also had $1.7 million of restricted cash deposits serving as collateral for letters of credit relating to certain operating leases.

Accounts Receivable

      The Company provides reserves against trade receivables for estimated losses that may result from customers’ inability to pay. The amount of the reserve is determined by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers’ country or industry, historical losses and customer credit-worthiness. Additionally, all accounts with aged balances greater than one year are fully reserved for. Amounts later determined and specifically identified to be uncollectible are charged or written off against the reserve.

Inventories

      Inventories are stated at lower of cost (first-in, first-out method) or market. The Company reviews the components of its inventory on a regular basis for excess, obsolete and impaired inventory and makes appropriate dispositions as obsolete inventory is identified. Reserves for excess, obsolete and impaired inventory were $13.6 million and $11.1 million at December 31, 2002 and 2001, respectively.

      Inventories include material, labor and overhead costs and consist of the following at December 31:

	2002	2001
(in thousands)
Raw materials and components	$15,291	$16,683

Work in process	7,830	17,418

Finished goods	62,410	46,496

	$85,531	$80,597

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

      Property and equipment consist of the following at December 31:

	2002	2001
(in thousands)
Land	$8,549	$7,515

Building and improvements	78,095	62,545

Machinery and equipment	86,292	70,305

Construction in process	7,193	21,255

	180,129	161,620

Accumulated depreciation and amortization	(43,978)	(35,834)

	$136,151	$125,786

Goodwill and Other Intangible Assets

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

      The net book value assigned to our assembled workforce intangible asset at December 31, 2001, which totaled $33.4 million, has been reclassified and reported as goodwill and is no longer amortized beginning January 1, 2002. Additionally, the net book value of our purchased tradenames and trademarks assigned to the GIBCO tradename, which totaled $7.5 million at December 31, 2001, was no longer amortized beginning January 1, 2002, in accordance with SFAS No. 142, due to its indefinite life. Based on the values assigned to goodwill, assembled workforce and the GIBCO tradename at January 1, 2002, the elimination of amortization of goodwill and indefinite-lived intangible assets had a positive impact on reported net income for the year ended December 31, 2002 of $179.2 million, net of tax.

      SFAS No. 142 requires a transitional evaluation for impairment of goodwill balances upon adoption of the new accounting pronouncement. We completed our transitional review for potential impairment of goodwill that existed at January 1, 2002, and determined that no impairment of goodwill existed at January 1, 2002. SFAS No. 142 also requires periodic evaluations for impairment of goodwill balances. We completed our annual evaluation for impairment of goodwill as of October 1, 2002, and determined that no impairment of goodwill existed as of that date. A significant decline in our projected revenue or earnings growth or cash flows; a significant decline in our stock price or the stock price of comparable companies; and unanticipated competition or loss of key personnel are among the many factors that could result in an impairment charge that could have a material negative impact on our operating results.

        Acquired Intangible Assets

      Acquired intangible assets consist of the following:

		December 31, 2002		December 31, 2001

	Weighted	Gross		Gross
	Average	Carrying	Accumulated	Carrying	Accumulated
	Life	Amount	Amortization	Amount	Amortization
(in thousands)
Amortized intangible assets:

Purchased technology	7 years	$410,498	$(127,941)	$410,498	$(71,537)

Purchased tradenames and trademarks	5 years	36,125	(16,288)	44,200	(10,419)

Purchased customer base	13 years	34,400	(6,064)	34,400	(3,418)

Other intellectual properties	7 years	7,043	(2,514)	4,947	(1,707)

Genome libraries	3 years	2,072	(1,566)	1,950	(1,074)

Non-compete agreements	5 years	946	(4)	-	-

		$491,084	$(154,377)	$495,995	$(88,155)

Intangible assets not subject to amortization:

Purchased tradenames and trademarks		$7,473

      Aggregate amortization expense for intangible assets (excluding goodwill amortization for 2001 and 2000) for the years ended December 31, 2002, 2001 and 2000 was $67.5 million, $92.5 million and $31.3 million, respectively.

      The estimated aggregate amortization expense for amortized intangible assets owned as of December 31, 2002 for each of the five succeeding fiscal years is as follows:

(in thousands)
Years Ending December 31,

2003	$67,526

2004	$67,381

2005	$65,154

2006	$58,639

2007	$44,680

      Goodwill

      The changes in the net carrying amount of goodwill for year ended December 31, 2002 are as follows:

(in thousands)

Balance at December 31, 2001	$740,220

Adoption of SFAS No. 142 - Reclassify assembled workforce intangible, net of deferred tax liability of $13.2 million, to goodwill	20,207

Purchase adjustments for income tax effects after allocation period	(221)

Reduction of excess accruals as of the acquisition date, net of deferred tax liabilities of $680	(1,182)

Reduction of excess trade accounts receivable reserves as of the acquisition date, net of deferred tax liabilities of $429	(539)

Goodwill acquired during the year	9,971

Foreign currency translation	3

Balance at December 31, 2002	$768,459

      The reconciliation of net income and net income per share, excluding the amortization of goodwill and intangible assets no longer amortized from that previously reported prior to the adoption of SFAS No. 142 for the years ended December 31, 2002, 2001 and 2000 is as follows:

(in thousands, except per share data)
	2002	2001	2000

Reported net income (loss)	$47,667	$(147,666)	$(54,326)

Add back: goodwill amortization	-	175,699	51,008

Add back: assembled workforce amortization, net of amortization of deferred tax liability	-	2,913	1,763

Add back: amortization of intangible assets no longer amortized, net of amortization of deferred tax liability	-	584	170

Adjusted net income (loss)	$47,667	$31,530	$(1,385)

Weighted average shares used in this per share calculation:

Basic	52,643	52,549	30,156

Diluted(1)	52,963	53,747	30,156

Basic earnings (loss) per share:

Reported net income (loss) per share	$0.91	$(2.81)	$(1.80)

Add back: goodwill amortization	-	3.34	1.69

Add back: assembled workforce amortization, net of amortization of deferred tax liability	-	0.06	0.06

Add back: amortization of intangible assets no longer amortized, net of amortization of deferred tax liability	-	0.01	-

Adjusted net income (loss) per share	$0.91	$0.60	$(0.05)

	2002	2001	2000
(in thousands, except per share data)

Diluted earnings (loss) per share:

Reported net income (loss) per share	$0.90	$(2.81)	$(1.80)

Add back: anti-dilutive effect of dilutive securities on net loss	-	0.07	-

Add back: goodwill amortization	-	3.27	1.69

Add back: assembled workforce amortization, net of amortization of deferred tax liability	-	0.05	0.06

Add back: amortization of intangible assets no longer amortized, net of amortization of deferred tax liability	-	0.01	-

Adjusted net income (loss) per share	$0.90	$0.59	$(0.05)

(1)	2001 diluted shares outstanding are higher than reported in the Consolidated Statements of Operations as stock options are dilutive for this presentation, but are anti-dilutive when calculating earnings per share for a net loss.

Long-Lived Assets

      The Company periodically re-evaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of its long-lived assets. The criteria used for these evaluations include management’s estimate of the asset’s continuing ability to generate income from operations and positive cash flow in future periods as well as the strategic significance of any intangible asset in the Company’s business objectives. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets.

Accrued Expenses and Other Current Liabilities

      Accrued expenses and other current liabilities consist of the following at December 31:

	2002	2001
(in thousands)

Accrued purchases	$14,696	$5,946

Accrued claims and assessments (see Note 8)	14,675	13,875

Accrued payroll and related expenses	12,991	9,431

Deferred revenue	11,496	4,055

Accrued royalties	7,467	6,503

Accrued interest	3,663	3,791

Accrued merger and restructuring related costs	3,314	17,299

Unfavorable lease liabilities, current portion	2,810	107

Insurance, environmental and divestiture reserves, current portion	2,603	3,911

Accrued benefit plan contributions	2,135	2,811

Pension liabilities, current portion	1,890	1,742

Accrued other	9,851	7,131

	$87,591	$76,602

Research and Development Costs

      All research and development costs are charged to operations as incurred.

Software Development Costs

      Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding, and testing has been completed according to design specifications. After the technological feasibility has been established, any additional costs would be capitalized in accordance with

Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Through December 31, 2002, software development has been substantially completed concurrently with the establishment of technological feasibility, and accordingly, no costs have been capitalized to date.

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

Foreign Currency Translation and Hedging

      The financial statements of the Company’s non-U.S. operations are translated to U.S. Dollars for consolidation using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. Net gains or losses resulting from the translation of foreign financial statements, the effect of exchange rate changes on intercompany receivables and payables of a long-term investment nature, and net exchange rate gains and losses on the value of financial contracts entered into that hedge the value of these long-term intercompany receivables and payables are recorded as a separate component of stockholder’s equity. These adjustments will affect net income only upon sale or liquidation of the underlying non-U.S. investment. The cumulative translation adjustments included in accumulated other comprehensive income (loss) reported as a separate component of stockholders’ equity were net cumulative gains of $25.2 million and net cumulative losses of $1.8 million at December 31, 2002 and 2001, respectively.

      Many of the Company’s reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in exchange rates. Both realized and unrealized gains or losses in the value of these receivables and payables are included in the determination of net income. Realized and unrealized gains or losses on the value of financial contracts entered into to hedge the value of these receivables and payables are also included in the determination of net income. Currency exchange losses recognized on business transactions, net of hedging transactions, were $1.1 million, $1.5 million and $0.3 million in 2002, 2001 and 2000, respectively, and are included in other income and expense, net, in the Consolidated Statements of Operations.

      The Company uses foreign currency forward contracts to mitigate foreign currency risk on non-functional currency receivables and payables. At December 31, 2002, the Company had $20.4 million in foreign currency forward contracts outstanding to hedge currency risk on specific non-functional currency receivables and payables. These contracts, which settle on various dates through January 2003, effectively fix the exchange rate at which these specific receivables and payables will be settled in, so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying receivables and payables. The Company currently does not enter into financial contracts to hedge foreign currency exchange risk on transactions forecasted to arise beyond 30 days.

Computation of Earnings Per Share

      Basic earnings per share was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if net income were divided by the weighted average number of common shares and potential common shares from outstanding stock options. Potential common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company’s outstanding dilutive options. Diluted earnings per share does not consider the impact of the conversion of convertible subordinated debt in 2002, 2001 or 2000 as their inclusions would be anti-dilutive for the respective periods. Potentially dilutive securities are not considered in the calculation of net loss per share as their impact would be anti-dilutive.

      Earnings (loss) per share is calculated as follows for the years ended December 31:

	Income (Loss)	Shares
	(Numerator)	(Denominator)	Amount
(in thousands, except per share amounts)
2002

Basic earnings per share:

Net income	$47,667	52,643	$0.91

Diluted earnings per share:

Dilutive stock options	-	320

Net income plus assumed conversions	$47,667	52,963	$0.90

Potentially dilutive securities not included above since they are antidilutive:

Antidilutive stock options		4,518

2 1/4% Convertible Subordinated Notes due 2006		5,807

5 1/2% Convertible Subordinated Notes due 2007		2,025

2001

Basic and diluted loss per share:

Net loss	$(147,666)	52,549	$(2.81)

Potentially dilutive securities not included above since they are antidilutive:

Antidilutive stock options		4,291

2 1/4% Convertible Subordinated Notes due 2006		316

5 1/2% Convertible Subordinated Notes due 2007		2,025

2000

Basic and diluted loss per share:

Net loss	$(54,326)	30,156	$(1.80)

Potentially dilutive securities not included above since they are antidilutive:

Antidilutive stock options		434

5 1/2% Convertible Subordinated Notes due 2007		1,691

Accumulated Other Comprehensive Income (Loss)

      Accumulated other comprehensive income (loss) includes unrealized gains and losses excluded from the Consolidated Statements of Operations and reported as a separate component in stockholders’ equity. The unrealized gains and losses include foreign currency translation adjustments, unrealized gains or losses on available-for-sale investments and adjustments to the minimum pension liability, net of tax. The minimum pension liability adjustment represents the excess of the additional pension liability over the unrecognized prior service cost.

Recent Accounting Pronouncements

      In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, which is effective for the company beginning January 1, 2003. The Company believes the adoption of SFAS No. 145 will not have a material effect on the Company’s consolidated financial position or results of operations.

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

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation -- Transition and Disclosure.” SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides additional disclosures about the method of accounting for stock-based employee compensation. Amendments are effective for financial statements for the Company beginning January 1, 2003. The Company has currently chosen to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation. If the Company should choose to adopt such a method, its implementation pursuant to SFAS No. 148 could have a material effect on the Company’s consolidated financial position and results of operations.

Reclassifications

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

2.     BUSINESS COMBINATIONS, INTEGRATIONS AND DIVESTITURE

Purchase Business Combinations

Serum Technologies Acquisition

      On December 23, 2002, the Company purchased the remaining 75% interest in Serum Technologies Pty Limited, a privately-held Australian company in which it already owned 25%, for $2.1 million. The transaction has been accounted for as a purchase and, accordingly, the results of operations, previously accounted for under the equity method, have been consolidated in the accompanying consolidated financial statements from the date of acquisition. The excess of purchase price over the acquired net assets was $0.6 million and has been recorded as goodwill in the Consolidated Balance Sheet.

InforMax Acquisition

      On December 6, 2002, the Company completed its acquisition of all outstanding shares of common stock of InforMax, Inc., a provider of a multi-application suite of data access, analysis and presentation software for life science applications. The transaction has been accounted for as a purchase, and, accordingly, the results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. The total cost of the tender offer was $48.3 million, which includes direct costs incurred as a result of the acquisition of $5.5 million. The excess of purchase price over the acquired net assets was $9.7 million at December 31, 2002 and has been recorded as goodwill in the Consolidated Balance Sheet, and is subject to change pending the outcome of current lease and sublease negotiations and completion of the review of acquired intangible assets.

      The Company’s management has approved an integration plan which includes the termination of 48 employees, the relocation or transfer to other sites of 104 employees mainly to our Frederick, Maryland facility and the closure of duplicate facilities in Maryland. Costs necessary to integrate the businesses of Invitrogen and InforMax that are expected to benefit future operations are expensed as merger costs after management has completed and approved the restructuring plans and associated costs. Restructuring costs totaled $0.1 million for the year ended December 31, 2002 and have been recognized as expense in merger costs in the Consolidated Statements of Operations. Additional merger costs associated with the Company’s ongoing integration are estimated to be $0.9 million during 2003, principally for retention costs, and are expected to be expensed as incurred within the next six to nine months. As of December 31, 2002, the Company had $2.2 million remaining in accrued merger and restructuring related costs that are included in accrued expenses and other current liabilities in the Consolidated Balance Sheet. Activity for accrued merger and business integration costs for the three years ended December 31, 2002 is as follows:

	Opening	Net
	Balance	Amount		Balance at
	Sheet	Charged to	Amounts	December 31,
	Accruals	Expense	Paid in Cash	2002
(in thousands)
Severance, retention and related employee charges	$1,839	$-	$-	$1,839

Other costs to close facilities	100	-	-	100

Direct costs of the merger	4,111	94	(3,984)	221

	$6,050	$94	$(3,984)	$2,160

Invitrogen K.K. Acquisition

      On June 29, 2001, the Company purchased the remaining 20% interest in its Japanese subsidiary, Invitrogen K.K., for $7.3 million. The excess of purchase price over the acquired net assets was $4.9 million and has been recorded as goodwill in the Consolidated Balance Sheets.

Life Technologies and Dexter Acquisitions

      On September 14, 2000, the Company completed a merger with both Life Technologies, a supplier of molecular biology and cell culture products for the life science industry, and Dexter, which owned approximately 75% of Life Technologies’ outstanding common stock prior to the completed merger. Under the terms of the agreements, the Company acquired all of the outstanding common stock of Dexter with a combination of cash and 21.4 million shares of Invitrogen common stock totaling $1.4 billion. All of the outstanding common stock of Life Technologies, other than the shares held by Dexter, was acquired with a combination of cash and 6.0 million shares of Invitrogen common stock totaling $365.3 million. The total cost of the mergers was $1.9 billion and included direct costs incurred as a result of the acquisitions of approximately $39.5 million and a fair value adjustment under purchase accounting of $31.2 million for unvested stock options of Life Technologies that were assumed by the Company.

      Substantially all of the businesses and operations of Dexter were sold prior to the closing of the mergers. Both transactions have been accounted for as purchases, and, accordingly, the results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. The excess of purchase price over acquired net assets was $956.6 million and, after adjusting goodwill for the effects of adopting of SFAS No.’s 141 and 142 in 2002, was $753.4 million at December 31, 2002.

      In 2001, we expanded our restructuring plans to integrate the operations of Life Technologies and Invitrogen. These plans resulted in the relocation of all molecular biology operations, except oligonucleotide production and some administrative functions, from our Frederick and Rockville, Maryland facilities to California. As a result of these activities, 145, 194 and 101 employees were terminated in 2002, 2001 and 2000, respectively, and 45 and 11 employees were relocated or transferred to other sites in 2002 and 2001, respectively. Business integration costs associated with the merger for the years ended December 31, 2002, 2001 and 2000, were $2.2 million, $11.4 million and $4.1 million, respectively. As of December 31, 2002 the Company had $9.9 million in assets held for sale included in prepaid expenses and other current assets in the Consolidated Balance Sheets related to the integration of Life Technologies. As of December 31, 2002, the remaining accrued merger and business integration costs of $1.3 million are included in the Consolidated Balance Sheets. The planned restructuring activities associated with the Life Technologies and Dexter mergers were completed in 2002 and the facilities in Maryland that we intend to sell are expected to sell within the next year. Activity for accrued merger and business integration costs for the three years ended December 31, 2002 is as follows:

		Net
		Amount	Excess
		Charged	Accruals
	Balance at	(Credited	Credited		Balance at
	December 31,	Back) to	Back to		December 31,
	2001	Expense	Goodwill	Deductions(1)	2002
(in thousands)
Severance, retention and related employee charges	$14,136	$1,637	$(474)	$(14,585)	$714

Other costs to close facilities	2,162	661	(646)	(1,901)	276

Direct costs of the merger	746	-	(36)	(710)	-

Contract exit costs	611	(123)	-	(171)	317

	$17,655	$2,175	$(1,156)	$(17,367)	$1,307

		Net
		Amount
		Charged
	Balance at	(Credited			Balance at
	December 31,	Back) to	Adjustments		December 31,
	2000	Expense	to Goodwill	Deductions(1)	2001
(in thousands)
Severance, retention and related employee charges	$9,527	$7,904	$18,510	$(21,805)	$14,136

Other costs to close facilities	802	-	19,626	(18,266)	2,162

Direct costs of the merger	4,205	-	(186)	(3,273)	746

Contract exit costs	-	248	363	-	611

	$14,534	$8,152	$38,313	$(43,344)	$17,655

		Net
	Opening	Amount		Balance at
	Balance Sheet	Charged to		December 31,
	Accruals	Expense	Deductions(1)	2000
(in thousands)
Severance, retention and related employee charges	$26,950	$1,961	$(19,384)	$9,527

Other costs to close facilities	1,700	-	(898)	802

Direct costs of the merger	1,820,893	-	(1,816,688)	4,205

	$1,849,543	$1,961	$(1,836,970)	$14,534

(1)	Deductions are for amounts paid in cash, except for $1.9 million and $1.6 billion in accrued merger costs in 2001 and 2000, respectively, that represents common shares of the Company tendered to selling shareholders and $15.0 million in 2001 for the write-off of fixed assets.

NAP Acquisition

      On June 30, 2000, the Company acquired Nucleic Acid Purification, Inc. (“NAP”), a privately-held U.S. biotechnology company. The Company issued 17,778 shares of its common stock for all of the capital stock of NAP in a transaction that has been accounted for under the purchase method of accounting. Costs incurred as a result of the acquisition were $55,000, and were treated as part of the purchase price. The excess of purchase price over acquired assets was $1.4 million.

Pro Forma Results

      The following unaudited pro forma information assumes that the Life Technologies, Dexter and NAP mergers occurred on January 1, 2000. The unaudited pro forma information excludes the businesses and operations of Dexter that were sold prior to the merger and excludes the effects of the Invitrogen K.K., Serum Technologies and InforMax acquisitions as the effects of those acquisitions were not material. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the combinations been in effect on January 1, 2000, or of future results of operations. The unaudited pro forma results for the year ended December 31, 2000 are as follows:

2000
(in thousands, except per share data)(unaudited)
Revenues	$566,977

Net loss	$(330,424)

Net loss applicable to common shares	$(330,424)

Loss per common share - basic and diluted	$(6.51)

Weighted average shares used in per share calculation - basic and diluted	50,759

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

Research Genetics Merger

      On February 2, 2000, the Company acquired all of the outstanding capital stock of Research Genetics, Inc. (Research Genetics), a privately-held U.S. company that supplied products and services for functional genomics and gene-based drug discovery research. The Company issued 3.2 million shares of common stock for all of the outstanding common stock of Research Genetics. The merger has been accounted for as a pooling of interests and is intended to qualify as a tax-free exchange. Costs incurred as a result of the merger and related integration were $6.4 million. These merger costs include a $2.2 million addition to additional paid-in-capital for shares of common stock tendered by Research Genetics to a third party for finder’s fees. These costs were expensed in February 2000 upon completion of the merger.

Reconciliation of Revenues and Net Income

      The accompanying consolidated financial information is presented to show the combined results of operations of Invitrogen, Ethrog and Research Genetics as if the mergers had occurred at the beginning of the periods presented in accordance with the accounting method for pooling of interests business combinations.

      The reconciliations of revenues and net income previously reported prior to the respective mergers by the separate companies to the combined results reported in the accompanying Consolidated Statements of Operations for the year ended December 31, 2000 is as follows:

2000
(in thousands)

Revenues:

Invitrogen	$243,838

Research Genetics (through January 31, 2000)	2,348

Ethrog (through June 21, 2000)	525

Intercompany sales	(516)

$246,195

Net income (loss):

Invitrogen	$(54,854)

Research Genetics (through January 31, 2000)	276

Ethrog (through June 21, 2000)	97

Eliminations	155

$(54,326)

Business Integration

      In April 2002, we announced our plan to integrate our operations in Alabama with the rest of the Company. Business integration costs for the year ended December 31, 2002 totaled $13.9 million and have been recognized as expense in business integration costs in the Consolidated Statements of Operations. These costs are for the termination of 228 employees, the relocation of 3 employees, and other costs associated with the closure of the facility. As of December 31, 2002 the Company had $5.2 million in assets held for sale included in prepaid expenses and other current assets in the Consolidated Balance Sheets. In February 2003, the Company sold one of the Huntsville facilities for $2.7 million, which approximated the carrying value of the facility at December 31, 2002. The remaining assets held for sale are expected to be sold within the next six to nine months. Future restructuring costs associated with the Huntsville closure are expected to be minimal, unless actual proceeds from the sale of real estate in Huntsville are significantly different than the company’s current estimates. Activity for accrued business integration costs for the year ended December 31, 2002 is as follows:

	Net
	Additions		Balance at
	Charged	Amounts	December 31,
	to Expense	Paid in Cash	2002
(in thousands)

Accrued Business Integration Costs:

Severance and related employee charges	$3,895	$(3,895)	$-

Other costs to close the facility	851	(851)	-

	4,746	$(4,746)	$-

Impairment losses on buildings	7,365

Losses on equipment and notes receivable write-offs	1,827

Total business integration costs	$13,938

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

3.     SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

      In 2001, the Company reorganized into two lines of business, a Molecular Biology segment and a Cell Culture segment. Segment information for Molecular Biology and Cell Culture prior to 2001 has not been provided, as it would be impracticable to do so. Segment information for the years ended December 31, is as follows:

			Corporate
	Molecular	Cell	And
	Biology	Culture	Unallocated(1)	Total
(in thousands)

Year ended December 31, 2002

Revenues from external customers	$428,883	$219,714	$—	$648,597

Income (loss) from operations	$109,014	$61,729	$(102,215)	$68,528

Year ended December 31, 2001(2)

Revenues from external customers	$409,396	$219,894	$—	$629,290

Income (loss) from operations	$92,794	$52,178	$(295,580)	$(150,608)

(1)	Unallocated items for the years ended December 31, 2002 and 2001, include costs for purchase accounting inventory revaluations of $0 and $2.6 million, amortization of goodwill of $0 and $175.7 million, amortization of purchased intangibles of $64.3 million and $90.5 million, amortization of deferred compensation of $0.2 million and $2.2 million, and business integration costs of $16.2 million and $11.3 million, respectively, which are not allocated by management for purposes of analyzing the operations since they are principally non-cash or one-time items resulting primarily from business restructuring or purchase accounting.

(2)	2002 presentation of 2001 revenues and income (loss) from operations by segment reflects reclassifications of revenues and gross margin between segments due to changes in segment categorization of certain products.

      The Company has no intersegment revenues. Also, the Company does not currently segregate assets by segment as a significant portion of the Company’s total assets are shared or non-segment assets which the Company does not assign to its two operating segments. The Company has determined that it is not useful to assign its shared assets to its Molecular Biology and Cell Culture segments.

Geographic Information

      Information about the Company by geographic area for the years ended December 31 is as follows:

	2002	2001	2000
(in thousands)

Product sales to unrelated customers located in:

Americas:

United States	$360,371	$344,484	$148,374

Other Americas	27,205	31,799	6,888

Total Americas	387,576	376,283	155,262

Europe	164,791	165,249	61,441

Asia Pacific	88,421	80,677	27,233

Other Foreign	2,088	1,911	287

Total product revenue	$642,876	$624,120	$244,223

	2002	2001	2000
(in thousands)

Net long-lived assets located in:

Americas:

United States	$103,562	$97,235	$136,996

Other Americas	724	551	654

Total Americas	104,286	97,786	137,650

Europe:

United Kingdom	17,010	16,392	17,192

Other Europe	359	512	6,471

Total Europe	17,369	16,904	23,663

Asia Pacific	13,889	10,671	10,044

Other Foreign	607	425	164

Total net long-lived assets	$136,151	$125,786	$171,521

4.     RELATED PARTY TRANSACTIONS

Executive Employment and Severance Agreement

      The Company entered into an Executive Employment and Severance Agreement effective December 5, 2002, with its Chief Executive Officer, President and Chief Operating Officer. Under the terms of this agreement, upon termination of employment the executive could receive a Consulting Fee totaling two times his annual salary plus two times an imputed bonus of 35% of his annual salary, and continuing health and welfare benefits for two years. The executive would be eligible for this fee and these benefits upon the executive’s separation from the Company under specified circumstances other than termination for cause. The compensation is contingent upon several conditions, including the executive’s remaining available for consulting for two years and executing a general release. The Consulting Fee would be payable over the two year consulting period. In addition, the Company agreed to accelerate the vesting (to the extent not already vested) of 212,221 stock options and to extend the post-employment exercise period for such options. These changes did not result in compensation expense because the option exercise prices exceeded the fair market value of the underlying stock on the date of acceleration.

Separation Agreement and Contractor Agreement

      In December 2002, the Company entered into a Confidential Separation Agreement and General Release of All Claims and an Independent Contractor Services Agreement with its former Chairman, President, and Chief Executive Officer. Pursuant to these agreements, the Company paid $1 million in December 2002, and $1.43 million is payable in four equal quarterly installments during 2003, assuming that all obligations under the agreements are satisfied. As a result of these agreements, the Company expensed $2.43 million in 2002, of which $1.43 million is included in accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheet at December 31, 2002. The Company also agreed to continue group health benefits for 18 months after December 31, 2002, and accelerated the vesting of 200,000 stock options and extended the post-employment exercise period for such options. These changes did not result in compensation expense because the option exercise prices exceeded the fair market value of the underlying stock on the date of acceleration.

Change in Control Agreements

      When the Company acquired Life Technologies in September of 2000, some members of Life Technologies management were covered by change-in-control agreements. These agreements provided for cash payments and other benefits upon a change in control of Life Technologies and other conditions. Some of these former Life Technologies employees are now key members of management of the Company. These employees were entitled to benefits under the change-in-control agreements, which were collectible upon separation from the Company. Wishing to retain these employees and remove a substantial incentive to separate from the Company, the Company offered to exchange the rights under these change-in-control agreements for “pay to stay” contracts with four individuals in the second quarter of 2002. These four employees have relinquished their rights under the change-in-control agreements in exchange for payments totaling $1.8 million, in the aggregate, of which $0.9 million was paid in October,

2002, and $0.9 million that will be paid in October, 2004, contingent upon continuing employment and other conditions. The Company is recognizing the cost of these projected payments over time to match the employment services and other conditions as they are rendered to the Company. The Company expects to recognize compensation expense of $0.4 million and $0.3 million for the years ending December 31, 2003 and 2004, respectively. The Company expensed $1.1 million during the year ended December 31, 2002, related to these agreements, which has been included in general and administrative expense in the Consolidated Statements of Operations.

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

Employee Relocation Loans

      As part of the restructuring of the Company’s operations in Maryland, the Company provided housing loans during 2002 and 2001 to certain employees who relocated from Maryland to other locations. With one exception, the loans range from $19,000 to $150,000. These loans are interest free, and the principal amount of these loans will be forgiven in equal one-third increments after the third, fourth, and fifth year of the loans if the employee’s employment has not been terminated at such times. The loans will also be forgiven if the Company terminates the employee’s employment without Cause (as defined in the related agreements) on or before the fifth anniversary of the loan or upon the death or permanent disability of the employee. The Company also provided an additional relocation assistance loan in the amount of $400,000 to an employee. This additional loan is interest free but is not forgiven over time. All of the loans are secured by the underlying real property purchased by the employees. The Company is also providing moving expenses, closing costs, and other relocation costs relating to these transfers. The loans receivable are included in other long-term assets in the Consolidated Balance Sheets and totaled $2.1 million and $1.2 million at December 31, 2002 and 2001, respectively. The loans are amortized on a straight-line basis over five years. Amortization expense totaled $0.4 million and $0.2 million for the years ended December 31, 2002 and 2001, respectively.

Inventory Purchases from Joint Ventures

      The Company’s consolidated joint venture acquired in the Life Technologies merger, in which it owns 40%, purchases raw materials from the other 60% partner. Purchases from the majority owner totaled $185,000 in 2002 and $144,000 in 2001.

Royalty Payments

      The Company will pay royalties to the wife of Dr. Jay Short, a member of the Board of Directors of Invitrogen, contingent upon the completion of certain milestones associated with the commercialization of certain technology.

      The Company pays royalties on sales of the DNA DipStick product line and electroporation cuvettees to the father of Dr. Jay Short. Royalties paid to Dr. Short’s father totaled $14,000, $17,000 and $23,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

5.     LINES OF CREDIT

      As of December 31, 2002, foreign subsidiaries in Brazil, Japan and New Zealand had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The credit facilities bear interest at fixed rates, the respective bank’s prime rate and the Japan TIBOR rate (a weighted average rate of 5.44% at December 31, 2002). The U.S. Dollar equivalent of these facilities total $6.3 million, of which no amounts were outstanding at December 31, 2002 under these lines of credit. There are no parent company guarantees associated with these facilities.

6.     CONVERTIBLE SUBORDINATED DEBT

      In December 2001, the Company issued $500 million principal amount of 2 1/4% convertible subordinated notes (the “2 1/4% Convertible Notes”) due December 15, 2006 to certain qualified institutional buyers. After expenses, the Company received net proceeds of $487.1 million. Interest on the 2 1/4% Convertible Notes is payable semi-annually on June 15th and December 15th. The 2 1/4% Convertible Notes were issued at 100% of principal value, and are convertible into 5.8 million shares of common stock at the option of the holder at any time at a price of $86.10 per share. The 2 1/4% Convertible Notes may be redeemed, in whole or in part, at the Company’s option on or after December 20, 2005 at 100% of the principal amount.

      The Company also has $172.5 million principal amount of 5 1/2% convertible subordinated notes (the “5 1/2% Convertible Notes”) due March 1, 2007. Interest on the 5 1/2% Convertible Notes is payable semi-annually on March 1st and September 1st. The 5 1/2% Convertible Notes were issued at 100% of principal value, and are convertible into 2.0 million shares of common stock at the option of the holder at any time at a price of $85.20 per share. The 5 1/2% Convertible Notes may be redeemed, in whole or in part, at the Company’s option on or after March 1, 2003, at an initial premium of 103.143% of the principal amount. The premium declines annually to 100% of the principal amount of the notes at March 1, 2007.

      Costs incurred to issue the convertible notes totaled $13.0 million for the 2 1/4% Convertible Notes and $5.6 million for the 5 1/2% Convertible Notes. These costs have been deferred and included in other assets in the Consolidated Balance Sheets and amortized over the terms of the respective debt using the effective interest method. At December 31, 2002 and 2001, the unamortized balances of the issuance costs were $14.1 million and $17.2 million, respectively.

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

7.     LONG-TERM OBLIGATIONS

      Long-term obligations consist of the following at December 31:

	2002	2001
(in thousands)
Bonds payable to State Industrial Development Authority of Alabama, interest due monthly, principal due annually through 2008 or, if earlier, upon sale of building currently held for sale, variable rate interest (1.3% at December 31, 2002), supported by a letter of credit for $2.1 million with a bank	$2,075	$2,355

Deferred compensation	1,487	1,455

Deferred rent	604	-

Capital leases	323	13

	4,489	3,823

Less current portion	(2,456)	(293)

	$2,033	$3,530

      The bonds payable represent Variable Rate Industrial Development Revenue Bonds issued for the benefit of Research Genetics. Improvements and equipment acquired with the bond proceeds become the property of the Industrial Development Board of the City of Huntsville, Alabama (“the Board”). The Company reclassed the balance of this bond as a current liability as it expects to sell the underlying asset within the next year.

      Maturities of the bonds payable and future minimum lease commitments for the capital leases listed above at December 31, 2002 are as follows:

(in thousands)
Years Ending December 31,

2003	$2,291

2004	107

$2,398

8.     COMMITMENTS AND CONTINGENCIES

Operating Leases

      The Company leases certain equipment and its office and manufacturing facilities under operating leases which expire through December 2013. Certain rental commitments provide for specific escalating rental payments and certain commitments have renewal options extending through the year 2021. Rent expense under all operating leases was $12.4 million, $13.5 million and $4.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. Sublease income totaled $0.1 million, $0.1 million and $16,000 for December 31, 2002, 2001 and 2000, respectively.

      Future minimum lease commitments and sublease rentals for operating leases at December 31, 2002 are as follows:

	Lease	Sublease
(in thousands)	Commitments	Rentals	Net
Years Ending December 31,
2003	$13,026	$(445)	$12,581

2004	10,688	(390)	10,298

2005	8,442	(362)	8,080

2006	7,238	(163)	7,075

2007	6,177	-	6,177

Thereafter	16,775	-	16,775

	$62,346	$(1,360)	$60,986

Licensing and Purchasing Agreements

      The Company develops, manufactures and sells certain products under several licensing and purchasing agreements. The licensing agreements require royalty payments based upon various percentages of sales or profits from the products. Terms of the licensing agreements generally range from the remaining life of the patent up to twenty years and initial costs are amortized over periods from seven to ten years, not to exceed their terms, using the straight-line method. Total royalties paid under these agreements were $23.7 million, $24.1 million and $6.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. The Company also has purchase agreements, which expire on various dates through 2007, under which it is obligated to purchase a minimum amount of raw materials each year through the expiration of the contracts. Payments under these contracts totaled $11.3 million in 2002, $7.6 million in 2001 and $3.0 million in 2000.

      To maintain exclusivity, certain of the licensing agreements require guaranteed minimum annual royalty payments. Future minimum guaranteed royalties and unconditional purchase obligations at December 31, 2002 are as follows:

(in thousands)
Years Ending December 31,

2003	$16,615

2004	10,696

2005	7,807

2006	7,507

2007	1,291

Thereafter	959

$44,875

Letters of Credit

      The Company had outstanding letters of credit at December 31, 2002, totaling $7.6 million to support liabilities associated with the Company’s self-insurance programs, which are reflected in other current liabilities and long-term deferred credits and reserves in the Consolidated Balance Sheets at December 31, 2002.

      The Company also had outstanding letters of credit at December 31, 2002, totaling $1.7 million to support its building lease requirements.

Environmental Liabilities

      The Company assumed certain environmental exposures as a result of the merger with Dexter. The Company recorded reserves to cover estimated environmental costs. The environmental reserves, which are not discounted, were $7.8 million at December 31, 2002 and included current reserves of $0.5 million, which are estimated to be paid in 2003, and long-term reserves of $7.3 million. In addition, the Company has an insurance policy to cover these assumed environmental exposures. Based upon currently available information, the Company believes that it has adequately provided for these environmental exposures and that the outcome of these matters will not have a material adverse effect upon the consolidated financial position, results of operations or cash flows of the Company in the future.

Litigation

      In September 1999, Life Technologies, Inc., which has now been merged into Invitrogen, submitted a report in connection with a voluntary disclosure to the Department of Veterans Affairs (“VA”) regarding matters involving the management of Life Technologies’ Federal Supply Schedule contract with the VA that had been in effect since April 1992. As part of the disclosure, Life Technologies offered to provide a refund to the government in the amount of $3.9 million. Life Technologies expensed this amount in September 1999. Life Technologies made a cash payment of $1.1 million to the VA and the Company assumed an accrued liability of $2.8 million at September 14, 2000. In July 2001 the VA Office of Inspector General advised the Company of its position that an additional refund of $10.8 million should be paid by the Company to the government. The Company has reiterated its position to the Office of Inspector General and requested that the dispute be resolved through the standard contract dispute resolution mechanisms of the VA. The government informed the Company on February 25, 2002, that the VA had referred the matter to the Civil Division of the Department of Justice. The Company entered into a tolling agreement dated March 15, 2002, that tolls certain claims to a defense based on the statute of limitations. This agreement has now been extended three times at the request of the government and will expire on April 8, 2003. There can be no assurance that the Company will prevail in contesting the government’s determination. The Company has adjusted its accrued liability to reflect the full amount claimed by the VA, which has been recorded as an adjustment to goodwill and included in intangible assets in the accompanying Consolidated Balance Sheets.

      Apart from the matters above, the Company is subject to other potential liabilities under government regulations and various claims and legal actions which are pending or may be asserted. These matters have arisen in the ordinary course and conduct of the Company’s business, as well as through acquisitions, and some are expected to be covered, at least partly, by insurance. Estimated amounts for claims that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters which are pending or may be asserted could be decided unfavorably to the Company. Although the amount of liability at December 31, 2002 with respect to these matters cannot be ascertained, the Company believes that any resulting liability should not materially affect the Company’s consolidated financial statements.

9.     INCOME TAXES

      The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows for the years ended December 31:

	2002	2001	2000

Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%

State income tax	(0.4)	(0.1)	0.5

Non-U.S. tax rate differences	(2.2)	(0.4)	(0.7)

Repatriation of foreign earnings, net of related benefits	1.7	0.6	(0.1)

Non-deductible expenses	0.3	(44.6)	(36.4)

Other, including tax credits	(3.2)	2.7	2.6

Effective income tax rate	31.2%	(6.8)%	0.9%

      Pretax income (loss) summarized by region for the years ended December 31 is as follows:

	2002	2001	2000
(in thousands)
United States	$12,919	$(184,860)	$(59,727)

Foreign	58,257	47,579	5,191

	$71,176	$(137,281)	$(54,536)

      The income tax provision (benefit) consists of the following for the years ended December 31:

	2002	2001	2000
(in thousands)
Current:

Federal	$18,165	$18,561	$20,872

State	1,356	293	(458)

Foreign	18,517	16,435	5,758

Total current provision	38,038	35,289	26,172

Deferred:

Federal	(8,568)	(21,654)	(18,794)

State	(7,564)	(5,080)	(4,326)

Foreign	301	783	(3,566)

Total deferred benefit	(15,831)	(25,951)	(26,686)

Total provision (benefit)	$22,207	$9,338	$(514)

      Significant components of the Company’s deferred tax assets and liabilities are comprised of the following at December 31:

	2002	2001
(in thousands)
Deferred tax assets:

Tax loss and other carryforwards	$3,072	$15,442

Inventory adjustments	8,949	7,903

Accruals and reserves	16,245	6,363

Postretirement obligations	9,881	4,429

Fixed assets	11,747	1,406

Other	428	1,230

Total deferred tax assets	50,322	36,773

Deferred tax liabilities:

Intangibles	(129,814)	(169,299)

Total deferred tax liabilities	(129,814)	(169,299)

Net deferred tax liabilities	$(79,492)	$(132,526)

      At December 31, 2002, the Company had credit carryforwards of $2.5 million which expire primarily in 2006.

      The tax benefit associated with employee stock plans reduced taxes payable by $1.2 million, $20.7 million and $28.3 million for 2002, 2001 and 2000, respectively. During 2002, the prior year benefit was adjusted to increase taxes payable by $4.5 million. These benefits have been reflected as additional paid-in-capital in the accompanying consolidated statements of stockholders’ equity.

      U.S. and international withholding taxes have not been provided on $234.5 million of undistributed earnings of foreign subsidiaries at December 31, 2002. The Company remits only those earnings that are considered to be in excess of the reasonably anticipated working capital needs of the foreign subsidiaries, with the balance considered to be permanently reinvested in the operations of such subsidiaries. It is impractical to estimate the total tax liability, if any, until such distribution is made.

10.	COMMON STOCK, PREFERRED STOCK AND PREFERRED STOCK PURCHASE RIGHTS PLAN

Common Stock Authorized Shares

      The Company has authorized 125 million shares of common stock.

Preferred Stock Authorized Shares

      The Company has authorized 6,405,884 shares of preferred stock of which no shares were outstanding at December 31, 2002 and 2001, designated as follows:

Shares

Series A Cumulative Convertible Redeemable Preferred Stock	2,202,942

Series A Redeemable Preferred Stock	2,202,942

Series B Preferred Stock	1,000,000

Undesignated preferred stock	1,000,000

6,405,884

      The Series A Cumulative Convertible Redeemable Preferred Stock (“Convertible Preferred Stock”) accrues dividends at a rate of 6% per annum and has a liquidation preference of $6.8091 per share plus accrued and unpaid dividends. Additionally, the Convertible Preferred Stock entitles the holder thereof to elect one director of the Company and vote on certain other significant transactions, voting together as one separate class. The Convertible Preferred Stock may be voluntarily converted upon the election of holders of not less than 66.67% of the voting power of this stock. The rate at which the Convertible Preferred Stock converts to common stock is automatically adjusted in the event of most future issuances of equity securities by the Company below the original purchase price of the Convertible Preferred Stock. After June 18, 2003, any holders of the Convertible Preferred Stock have the right to require the Company to redeem their shares for the original purchase price plus accrued dividends. There were no shares of Convertible Preferred Stock outstanding at December 31, 2002 and 2001.

      The Series A Redeemable Preferred Stock (“RPS”) accrues dividends at 3% per annum and entitles the holder thereof to one vote per outstanding share in the election of one director of the Company, voting together as a separate class. The RPS is redeemable upon the occurrence of a qualified public offering or sale or other qualified event. Upon liquidation, the RPS is entitled to be paid out of the assets of the Company at the redeemable base liquidation amount (original issue price of $6.8091 per share plus accrued dividends) per share determined at the measurement date. There were no shares of RPS outstanding at December 31, 2002 and 2001.

Preferred Stock Purchase Rights Plan

      The Company has a Preferred Stock Purchase Rights Plan under which stockholders received one “right” to purchase one one-hundredth of a share of Series B Preferred Stock for each outstanding share of common stock held of record at the close of business on March 30, 2001. The rights, which will initially trade with the common stock, become exercisable to purchase one one-hundredth of a share of Series B Preferred Stock, at $250.00 per right, when a person acquires 15% or more of Invitrogen’s common stock or announces a tender offer which could result in such person owning 15% or more of the common stock. Each one one-hundredth of a share of Series B Preferred Stock has terms designed to make it substantially the economic equivalent of one share of common stock. Prior to a person acquiring 15%, the rights can be redeemed for $0.001 each by action of the Board of Directors. Under certain circumstances, if a person acquires 15% or more of the common stock, the rights permit Invitrogen stockholders other than the acquiror to purchase Invitrogen common stock having a market value of twice the exercise price of the rights, in lieu of the Series B Preferred Stock. In addition, in the event of certain business combinations, the rights permit purchase of the common stock of an acquiror at a 50% discount. Rights held by the acquiror will become null and void in both cases. The rights expire on April 1, 2011. The rights distribution will not be taxable to stockholders.

11.	EMPLOYEE BENEFIT PLANS

401(k) Profit Sharing Plans

      Effective December 31, 2001, the Company merged all existing 401(k) plans held by the Company into one 401(k) profit sharing plan, the Invitrogen 401(k) Savings and Investment Plan. The Plan allows each eligible employee to voluntarily make pre-tax deferred salary contributions subject to regulatory and plan limitations. The Company may make matching contributions in amounts as determined by the Board of Directors. The Company made a matching contribution of $2.1 million for the year ended December 31, 2002.

      The Company had a 401(k) profit sharing plan that allows each eligible employee to voluntarily make pre-tax deferred salary contributions subject to regulatory and plan limitations. Effective December 31, 2001, the plan merged with the Invitrogen 401(k) Savings and Investment Plan. The Company made matching contributions of $0 million, $0.7 million and $0.3 million for the years ended December 31, 2002, 2001 and 2000.

      The Company had a 401(k) profit sharing plan that covered all Research Genetics employees. This plan was terminated on June 30, 2000. The Company has received the Internal Revenue Service (“IRS”) Determination Letter dated August 1, 2001 and distributed the assets to the participants or rolled those assets into the Invitrogen 401(k) Savings and Investment Plan or other qualified retirement plans as designated by the participants in January 2002. Matching contributions for the years ended December 31, 2002, 2001 and 2000, were $0 million, $0 million and $0.2 million, respectively.

      The Company had a 401(k) plan for its Life Technologies employees. Effective December 31, 2001, this plan was merged with the Invitrogen 401(k) Savings & Investment Plan. The Company made matching contributions of $0 million and $1.3 million during the years ended December 31, 2002 and 2001, and $0.5 million from the date of the merger, September 14, 2000 through December 31, 2000.

      The Company has a separate 401(k) retirement plan for its InforMax employees that allows eligible employees to voluntarily make pretax deferred salary contributions subject to regulatory and plan limitations. The Company may make matching, nonelective or discretionary contributions to the plan. The Company made no matching contributions from the date of acquisition, November 2002 through December 31, 2002. The Company intends to terminate the Plan, upon which participants may elect to receive a distribution or roll their assets into a qualified employer plan or retirement account. Employees of the Company may elect to roll their assets into the Invitrogen 401(k) Savings and Investment Plan.

Pension Plans

      In conjunction with the merger with both Life Technologies and Dexter on September 14, 2000, the Company assumed liability for the pension and retirement plans for those two companies. The discussion and information below is for the periods subsequent to the merger.

      The Company has a qualified pension plan (“defined benefit”) for substantially all former United States Life Technologies employees. The Company’s policy is to deposit with an independent trustee amounts as are necessary on an actuarial basis to provide for benefits in accordance with the requirements of the Employee Retirement Income Security Act and any other applicable Federal laws and regulations. The U.S. pension plan provides benefits that are generally based upon a percentage of the employee’s highest average compensation in any consecutive five-year period in the ten years before retirement. The Company froze this plan effective December 31, 2001. The Company will continue to administer the plan but benefits will no longer accrue.

      The Company also sponsors nonqualified supplementary retirement plans for certain former senior management of Life Technologies and Dexter. The Company has life insurance policies on the lives of participants designed to provide sufficient funds to recover all costs of the plans. In addition to the above plans, the Company sponsors nonqualified executive supplemental plans for certain former Dexter and Life Technologies senior managers that provide for a target benefit based upon a percentage of the average annual compensation during the highest five consecutive years of the last ten years before retirement, which benefit is then offset by other work related benefits payable to the participant. The Life Technologies plan is unfunded and funding for the Dexter plan is provided for through a Rabbi Trust.

      The Company also administers the Dexter Postretirement Health and Benefit Program which provides benefits to certain participants who were employees of Dexter prior to the sale of their businesses and prior to the Company’s merger with Dexter, who are not employees of the Company.

      The retirement benefits for most employees of non-U.S. operations are generally provided by government sponsored or insured programs and, in certain countries, by defined benefit plans. The Company has defined benefit plans for United Kingdom (“U.K.”) and Japan employees. The Company’s policy with respect to its U.K. pension plan is to fund amounts as are necessary on an actuarial basis to provide for benefits under the pension plan in accordance with local laws and income tax regulations. The U.K. pension plan provides benefits based upon the employee’s highest average base compensation over three consecutive years. The Japan pension plan provides benefits based upon the employee’s average base compensation and is an unfunded plan.

      The funded status of the Company’s pension plans and amounts recognized at December 31, 2002 and 2001 were as follows:

	Domestic Plans		Foreign Plans

	2002	2001	2002	2001
(in thousands)

Change in Benefit Obligation:

Benefit obligation at beginning of year	$41,921	$46,178	$15,710	$13,166

Service cost	177	2,494	1,271	1,109

Interest cost	2,927	3,214	934	735

Plan participants’ contributions	76	60	296	255

Actuarial (gain) loss	6,198	4,880	(7)	980

Curtailment	-	(12,967)	-	-

Benefits paid	(2,131)	(1,757)	(646)	(96)

Settlements	(214)	(44)	-	-

Expenses paid	-	(137)	-	(26)

Foreign currency exchange rate changes	-	-	1,630	(413)

Benefit obligation at end of year	48,954	41,921	19,188	15,710

Change in Plan Assets:

Fair value of plan assets at beginning of year	50,743	58,915	11,393	9,670

Actual return on plan assets	(9,930)	(8,640)	816	867

Employer contribution	5,994	2,346	2,342	960

Plan participants’ contributions	76	60	296	255

Benefits paid	(2,131)	(1,757)	(646)	(96)

Settlements	(214)	(44)	-	-

Expenses paid	-	(137)	-	(26)

Foreign currency exchange rate changes	-	-	1,276	(237)

Fair value of plan assets at end of year	44,538	50,743	15,477	11,393

Funded status	(4,416)	8,822	(3,711)	(4,317)

Unrecognized actuarial loss	35,873	16,400	982	748

Net amount recognized	$31,457	$25,222	$(2,729)	$(3,569)

Amounts Recognized in the Consolidated Balance Sheets consist of:

Prepaid benefit cost	$35,551	$34,239	$-	$-

Accrued benefit liability	(21,158)	(14,301)	(2,729)	(3,569)

Accumulated other comprehensive loss	17,064	5,284	-	-

Net amount recognized	$31,457	$25,222	$(2,729)	$(3,569)

      The weighted average assumptions used in accounting for the pension plans for the years ended December 31, 2002 and 2001 are as follows:

	Domestic Plans		Foreign Plans

	2002	2001	2002	2001

Discount rate	6.25%	6.75%	2.00%-6.00%	2.00%-6.00%

Expected return on plan assets	8.00%	9.00%	2.00%-8.00%	2.00%-8.00%

Rate of compensation increase	5.00%	5.00%	4.00%-5.00%	4.00%-5.00%

      The discount rate is the estimated rate at which the obligation for pension benefits could effectively be settled. The expected return on plan assets reflects the average rate of earnings that the Company estimates will be generated on the assets of the plans. The rate of compensation increase reflects the Company’s best estimate of the future compensation levels of the individual employees covered by the plans.

      The components of net periodic pension cost for the Company’s pension plans for the years ended December 31, 2002 and 2001 and from the date of the mergers, September 14, 2000 to December 31, 2000 are as follows:

	Domestic Plans

	2002	2001	2000
(in thousands)
Service cost	$177	$2,494	$715

Interest cost	2,927	3,215	879

Expected return on plan assets	(4,526)	(5,259)	(1,788)

Amortization of actuarial loss	1,180	166	-

Net periodic pension cost (income)	$(242)	$616	$(194)

	Foreign Plans

	2002	2001	2000
(in thousands)
Service cost	$1,271	$1,109	$235

Interest cost	934	735	235

Expected return on plan assets	(948)	(753)	(225)

Amortization of actuarial loss	3	-	-

Net periodic pension cost	$1,260	$1,091	$245

      The Dexter Postretirement Health and Benefit plan is a frozen plan with plan assets in excess of benefit obligations. Net periodic pension income for the plan was $1.3 million, $2.5 million and $0.9 million for the years ended December 31, 2002 and 2001, and the period from September 14, 2000, through December 31, 2000, respectively. Net periodic pension income for this plan is included in other income, net, in the Consolidated Statements of Operations.

      The projected benefit obligations, accumulated benefit obligations and fair values of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2002 and 2001 were as follows:

	Domestic Plans		Foreign Plans

	2002	2001	2002	2001
(in thousands)
Projected benefit obligation	$45,484	$38,614	$1,231	$924

Accumulated benefit obligation	$44,818	$38,252	$631	$487

Fair value of plan assets	$23,660	$23,950	$-	$-

12. EMPLOYEE STOCK PLANS

Employee Stock Purchase Plan

      The Company has a qualified employee stock purchase plan whereby eligible employees may elect to withhold up to 15% of their compensation to purchase shares of the Company’s stock on a quarterly basis at a discounted price equal to 85% of the lower of the employee’s offering price or the closing price of the stock on the date of purchase. During the years ended December 31, 2002, 2001 and 2000 employees purchased 105,686, 112,013 and 114,256 shares at an average price of $30.58, $37.85 and $16.62 per share, respectively. As of December 31, 2002 there were 483,854 shares of the Company’s common stock reserved for future issuance under the plan.

Restricted Stock Awards

      As a result of the merger with Dexter, the Company assumed liability for certain restricted stock and cash awards previously issued by Dexter to employees of Dexter and Life Technologies. Vesting of the restricted stock awards, in general, occurred on September 14, 2001 or upon the Company’s elimination of the employee’s position, whichever was earlier. Compensation cost was recognized for the fair value of the restricted stock awarded and, under variable plan accounting treatment, the awards were marked-to-market at the end of each reporting period and amortized over the remaining vesting period. For the years ended December 31, 2001 and 2000 the Company recognized $1.0 million and $0.9 million, respectively in stock and cash based compensation related to these awards.

Employee Stock Option Plans

      The Company has seven stock option plans: the 1995, 1997 and 2000 Invitrogen Corporation Stock Option Plans, the 1996 and 1998 NOVEX Stock Option/ Stock Issuance Plans, the Life Technologies 1995 and 1997 Long-Term Incentive Plans. Under these plans, incentive stock options and non-qualified stock options are granted to eligible employees and directors to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock as determined by the Board of Directors on the date of grant. The Company recognized as compensation expense any difference between the exercise price and the fair market value of the common stock on the date of grant based on subsequent valuations of the stock as well as the excess of intrinsic value over the exercise price of unvested stock options assumed in the Life Technologies purchase business combination. Stock based compensation expense was deferred and recognized over the vesting period of the stock option. During the years ended December 31, 2002, 2001 and 2000 the Company recognized $0.2 million, $1.2 million and $1.1 million, respectively, in stock option based compensation expense. At December 31, 2002 there was no remaining unamortized deferred compensation.

      All stock option plans except the 1997 and 2000 Invitrogen Corporation option plans have been frozen and grants will no longer be made from the frozen plans. The Company may issue up to 11.4 million shares of stock under these plans, of which 6.3 million were granted and outstanding options and 5.1 million were available for future grants at December 31, 2002. Options generally vest over a period of time ranging up to five years, are exercisable in whole or in installments, and expire ten years from the date of grant.

      A summary of the status of the Company’s stock option plans at December 31, 2000, 2001 and 2002 and changes during the periods then ended is presented in the tables below:

		Weighted

		Average
		Exercise
	Options	Price
(in thousands, except per share data)

Outstanding at December 31, 1999	3,431	$10.40

Life Technologies options assumed	882	$34.62

Granted	4,029	$61.24

Exercised	(1,930)	$13.25

Canceled	(751)	$30.36

Outstanding at December 31, 2000	5,661	$46.72

Granted	1,740	$68.59

Exercised	(939)	$27.72

Canceled	(1,528)	$53.59

Outstanding at December 31, 2001	4,934	$55.93

Granted	2,917	$35.91

Exercised	(162)	$11.02

Canceled	(1,400)	$64.66

Outstanding at December 31, 2002	6,289	$45.89

      At December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	(in thousands)	Life in Years	Price	(in thousands)	Price

$ 0.84-$ 8.6	3 225	4.7	$4.91	160	$3.79
$12.00-$28.70	519	7.4	$25.10	277	$23.84
$31.33-$38.19	2,340	9.2	$33.81	356	$34.58
$40.50-$59.88	1,690	7.6	$53.66	687	$54.30
$60.00-$95.75	1,515	8.0	$69.09	607	$69.33

$ 0.84-$95.75	6,289	8.2	$45.89	2,087	$47.39

      The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized for the fixed stock option plans or stock purchase plan. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company’s results of operations would have been reduced to the pro forma amounts indicated below for the years ended December 31:

	2002	2001	2000
(in thousands, except per share data)
Net income (loss) applicable to common shares:

As reported	$47,667	$(147,666)	$(54,326)

Pro forma	17,787	(177,256)	(72,822)

Basic earnings (loss) per share:

As reported	$0.91	$(2.81)	$(1.80)

Pro forma	0.34	(3.37)	(2.41)

Diluted earnings (loss) per share:

As reported	$0.90	$(2.81)	$(1.80)

Pro forma	0.34	(3.37)	(2.41)

      The fair value of each option grant and purchase right is estimated on the date of grant using the present value pricing method as described in SFAS No. 123. The underlying assumptions used to estimate the fair values of options and purchase rights granted during the years ended December 31 are as follows:

	2002	2001	2000

Weighted average risk free interest rate for options	3.30%	4.56%	6.16%

Weighted average risk free interest rate for purchase rights	1.80%	2.53%	5.50%

Expected option life	4.0 yrs	4.9 yrs	4.9 yrs

Expected purchase right life	0.9 yrs	1.0 yrs	1.2 yrs

Expected stock price volatility	65%	81%	89%

Expected dividend yield	-	-	-

Weighted average fair value of options granted	$18.56	$46.26	$44.18

Weighted average fair value of purchase rights granted	$11.78	$28.91	$18.03

13. SUPPLEMENTAL CASH FLOW INFORMATION

      Supplemental disclosure of cash flow information for the years ended December 31, 2002, 2001 and 2000 is as follows:

	2002	2001	2000
(in thousands)
Cash paid for interest	$21,032	$9,798	$8,257

Cash paid for income taxes	$42,974	$28,717	$114,533

Noncash Investing and Financing Activities:

Notes receivable from divestiture of businesses	$674	$-	$-

Stock issued for business combinations	$-	$-	$1,633,217

Stock issued for merger costs	$-	$-	$2,208

Detail of Purchase Business Combinations:

Fair value of shares issued in exchange	$-	$-	$1,633,217

Fair value of net assets acquired, other than cash	(6,441)	(7,347)	(1,406,823)

Release of escrow proceeds from Dexter business sold prior to merger	—	10,325	-

Net cash acquired from business combinations	$(6,441)	$2,978	$226,394

14. QUARTERLY FINANCIAL DATA (unaudited)

	First	Second	Third	Fourth
(in thousands, except per	Quarter	Quarter	Quarter	Quarter	Total Year
share data)
2002

Revenues	$159,899	$164,290	$162,588	$161,820	$648,597

Gross margin	91,953	96,696	95,156	94,894	378,699

Net income	14,518	8,063	14,935	10,151	47,667

Earnings per common share:

Basic	$0.27	$0.15	$0.28	$0.21	$0.91

Diluted	$0.27	$0.15	$0.28	$0.20	$0.90

2001

Revenues	$160,702	$159,327	$156,005	$153,256	$629,290

Gross margin	84,844	87,148	87,623	83,973	343,588

Net loss	(39,565)	(35,098)	(37,421)	(35,582)	(147,666)

Basic and diluted loss per common share:	$(0.76)	$(0.67)	$(0.71)	$(0.67)	$(2.81)

15. SUBSEQUENT EVENT

      On February 4, 2003, the Company announced that it signed a definitive agreement with Vertex Pharmaceuticals Incorporated (Nasdaq:VRTX) to acquire substantially all of the assets of PanVera LLC, a wholly-owned subsidiary of Vertex, including its biochemical and cellular assay capabilities and its commercial portfolio of proprietary reagents, probes and proteins, for $95.0 million in cash, subject to normal purchase conditions and adjustments. The Company expects to assume debt and incur closing costs of approximately $10 million. The transaction is anticipated to close, subject to regulatory review, in the first or early second quarter of 2003.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On April 5, 2002, the Board of Directors of the Company, upon the recommendation of its Audit Committee, dismissed Arthur Andersen LLP (“Arthur Andersen” or “AA”) as the Company’s independent public accountants and engaged Ernst & Young LLP (“E&Y”) to serve as the Company’s independent public accountants for the year ending December 31, 2002.

      Arthur Andersen’s reports on the Company’s consolidated financial statements for each of the years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

      In connection with its audits for the Company’s years ended December 31, 2001 and 2000 and through April 5, 2002, there were no disagreements between the Company and Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to AA’s satisfaction, would have caused AA to make reference to the subject matter in connection with AA’s report on the Company’s consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

      The Company provided Arthur Andersen with a copy of the foregoing disclosures. We filed a copy of AA’s letter, dated April 8, 2002, stating its agreement with such statements as an exhibit to our Current Report on Form 8-K, filed on April 9, 2002, and incorporate it herein by reference.

      During the years ended December 31, 2001 and 2000 and through April 5, 2002, the Company did not consult E&Y with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

      Information about the Directors of Invitrogen is incorporated by reference from our proxy statement for the 2003 Annual Meeting of Stockholders filed with the SEC (the “Proxy Statement”) under the heading “Election of Directors”. Information regarding our Executive Officers is set forth in Item 1 of Part I of this Form 10-K under the caption “Executive Officers of the Registrant”.

ITEM 11. Executive Compensation

      The information required by this item is incorporated by reference to the Proxy Statement under the heading “Executive Compensation and Other Matters”.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this item is incorporated by reference to the Proxy Statement under the heading “Stock Ownership”.

ITEM 13. Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference to the Proxy Statement under the heading “Certain Relationships and Related Transactions”.

ITEM 14. Controls and Procedures

(a)	Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within the 90 days prior to the filing date of this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of the evaluation date.

(b)	There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. Financial Statements

      The following consolidated financial statements of Invitrogen Corporation are included in Item 8.

2.	Financial Statement Schedules: Schedule II-- Valuation and Qualifying Accounts Financial statements and schedules other than those listed below in item (d) are omitted for reason that they are not applicable, are not required, or the information is included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

3.	List of exhibits filed with this Annual Report on Form 10-K: For a list of exhibits filed with this Form 10-K, refer to the exhibit index beginning on page 82.

(b) Reports on Form 8-K.

      None.

(c)	Exhibits: For a list of exhibits filed with this Form 10-K, refer to the exhibit index beginning on page 82.

(d)	Financial Statement Schedules: Schedule II -- Valuation and Qualifying Accounts (see next page)

Schedule II – Valuation and Qualifying Accounts

For the Years Ended December 31, 2002, 2001 and 2000

		Net
	Balance	Additions	Additions		Foreign
	at	Charged	Acquired in		Currency	Balance at
	Beginning	(Credited)	Business		Effect on	End of
	of Period	to Expense	Combinations	Deductions(1)	Translation	Period

(in thousands)

Allowance for Doubtful Accounts

Year ended December 31, 2002	$5,281	$520	$(292)	$(1,587)	$509	$4,431

Year ended December 31, 2001	5,535	749	410	(989)	(424)	5,281

Year ended December 31, 2000	835	593	4,680	(688)	115	5,535

Accrued Merger and Restructuring Related Costs

Year ended December 31, 2002	$17,655	$7,015	$4,894	$(26,097)	$-	$3,467

Year ended December 31, 2001	14,803	10,540	38,325	(46,013)	-	17,655

Year ended December 31, 2000	1,678	8,027	1,849,543	(1,844,445)	-	14,803

Accrued Claims and Assessments

Year ended December 31, 2002	$13,875	$-	$800	$-	$-	$14,675

Year ended December 31, 2001	3,575	-	10,651	(351)	-	13,875

Year ended December 31, 2000	-	-	3,575	-	-	3,575

Insurance, Environmental and Divestiture Reserves

Year ended December 31, 2002	$12,146	$(271)	$(533)	$(774)	$-	$10,568

Year ended December 31, 2001	15,846	1,420	(595)	(4,525)	-	12,146

Year ended December 31, 2000	-	924	16,928	(2,006)	-	15,846

Accrued merger and restructuring related costs are classified as follows at December 31:

	2002	2001
(in thousands)
Current portion	$3,314	$17,299

Long-term portion	153	356

Total included above	$3,467	$17,655

Insurance, environmental and divestiture reserves are classified as follows at December 31:

	2002	2001
(in thousands)
Current portion	$2,603	$3,911

Long-term portion	7,965	8,235

Total included above	$10,568	$12,146

Reconciliations of Net Additions Charged to Expense reported above to business integration and merger costs reported in the Consolidated Statements of Operations are as follows:

	2002	2001	2000
(in thousands)

Accrued merger and restructuring related costs	$7,015	$10,540	$8,027

Non-cash merger related costs:

Impairment losses on prepaid and fixed assets and notes receivable	9,192	781	182

Common shares tendered for finder’s fees (see Note 2)	-	-	2,208

Total merger costs	$16,207	$11,321	$10,417

(1)	Deductions for Allowance for Doubtful Accounts are for accounts written-off. Deductions for all other accounts are for amounts paid in cash, except for $1.9 million and $1.6 billion in accrued merger costs in 2001 and 2000, respectively, that represents common shares of the Company tendered to selling shareholders and $15.0 million in accrued merger costs in 2001 for the write-off of fixed assets.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVITROGEN CORPORATION

Date: March 7, 2003

By:	/s/ JAMES R. GLYNN

James R. Glynn
Chief Executive Officer, President and
Chief Operating Officer
(Principal Executive Officer and
Authorized Signatory)

      Pursuant to the requirements of the Securities Act, this report has been signed by the following persons in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ JAMES R. GLYNN James R. Glynn	Chief Executive Officer, President, Chief Operating Officer and Director (Principal Executive Officer)	March 7, 2003

/s/ C. ERIC WINZER C. Eric Winzer	Chief Financial Officer (Principal Financial Officer)	March 7, 2003

/s/ JOHN M. RADAK John M. Radak	Vice President, Finance (Principal Accounting Officer)	March 7, 2003

/s/ BALAKRISHNAN S. IYER Balakrishnan S. Iyer	Director	March 7, 2003

/s/ WILLIAM J. MERCER William J. Mercer	Director	March 7, 2003

/s/ DAVID E. MCCARTY David E. McCarty	Director	March 7, 2003

/s/ BRADLEY G. LORIMIER Bradley G. Lorimier	Director	March 7, 2003

/s/ DONALD W. GRIMM Donald W. Grimm	Director	March 7, 2003

/s/ RAYMOND V. DITTAMORE Raymond V. Dittamore	Director	March 7, 2003

/s/ JAY M. SHORT, PH.D. Jay M. Short, Ph.D.	Director	March 7, 2003

CERTIFICATIONS

I, James R. Glynn, Chief Executive Officer, President and Chief Operating Officer of Invitrogen Corporation, certify that:

1.     I have reviewed this Annual Report on Form 10-K of Invitrogen Corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003

By:	/s/ JAMES R. GLYNN

James R. Glynn
Chief Executive Officer, President and Chief Operating Officer

I, C. Eric Winzer, Chief Financial Officer of Invitrogen Corporation, certify that:

1.     I have reviewed this Annual Report on Form 10-K of Invitrogen Corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003

By:	/s/ C. ERIC WINZER

C. Eric Winzer
Chief Financial Officer

INDEX TO EXHIBITS

(In our Annual Report on Form 10-K for the Year Ended December 31, 2001, we numbered sequentially all of the material contracts that we had filed as of

March 31, 2002. Since that time, we have continued to number sequentially any additional material contracts that we file for ease of reference.)

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

2.1	Agreement and Plan of Merger, by and between Invitrogen and Life Technologies, Inc., dated July 7, 2000.(1)
2.2	Agreement and Plan of Merger, by and between Invitrogen and Dexter Corporation, dated July 7, 2000.(1)
2.3	Agreement and Plan of Merger, by and between Invitrogen, Babcock, Inc. and InforMax, Inc., dated October 15, 2002. (2)
2.4	Agreement and Plan of Merger, by and among Invitrogen, INVO Merger Corporation, and NOVEX, dated June 14, 1999(3)
2.5	Agreement and Plan of Merger, by and among Invitrogen, RG Merger Corporation, and Research Genetics, Inc., dated February 1, 2000(4)
3.1	Restated Certificate of Incorporation of Invitrogen, as amended.(5)
3.2	Amended and Restated Bylaws of Invitrogen.(6)
3.3	Certificate of Correction to the Restated Certificate of Incorporation of Invitrogen, dated February 21, 2001.(7)
3.4	Certificate of Designation, Preferences and Rights of the Terms of the Series B Preferred Stock, dated March 27, 2001.(7)
4.1	Specimen Common Stock Certificate.(8)
4.2	5 1/2% Convertible Subordinated Notes Due 2007, Registration Rights Agreement, by and among Invitrogen, and Donaldson, Lufkin & Jenrette Securities Corporation et al., as Initial Purchasers, dated March 1, 2000.(9)
4.3	Indenture, by and between Invitrogen and State Street Bank and Trust Company of California, N.A., dated March 1, 2000.(9)
4.4	2 1/4% Convertible Subordinated Notes due 2006, Registration Rights Agreement, by and among Invitrogen and Credit Suisse First Boston Corporation et al., as Initial Purchasers, dated December 11, 2001.(10)
4.5	Indenture, by and between Invitrogen and State Street Bank and Trust Company of California, N.A. and Table of Contents of Indenture, including Cross-Reference Table to the Trust Indenture Act of 1989, dated December 11, 2001.(10)
10.1	License Agreement, by and between Molecular Chimerics Corporation and Invitrogen, dated May 10, 1990.(8)
10.2	Purchase Agreement, by and between Cayla and Invitrogen, as amended, effective as of July 1, 1994.(8)
10.3	1995 Invitrogen Stock Option Plan.(8)
10.4	1996 Novel Experimental Technology Stock Option/ Stock Issuance Plan.(11)
10.5	1997 Invitrogen Stock Option Plan, as amended, and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder.(12)
10.6	License Agreement, by and between Sloan-Kettering Institute for Cancer Research and Invitrogen, dated January 22, 1997.(8)

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

10.8	Novel Experimental Technology Employee Stock Ownership Plan and Trust Agreement, as amended, effective as of April 1, 1997.(13)
10.10	Stock Purchase Agreement, by and among Invitrogen and MorphaGen, Inc., a Delaware Corporation, dated November 3, 1998.(8)
10.11	1998 Novel Experimental Technology Stock Option/ Stock Issuance Plan.(11)
10.12	1998 Invitrogen Employee Stock Purchase Plan, as amended, and form of subscription agreement thereunder.(1)
10.13	Patent License Agreement, by and among F. Hoffmann-La Roche Ltd., Roche Molecular Systems, Inc. and Invitrogen, effective as of July 1, 1998.(8)
10.14	Assignment of Intellectual Property Conditional On Payment, by and between Molecular Biology Resources and Invitrogen, dated May 31, 1999.(14)
10.16	Lease, by and between CalWest Industrial Properties, LLC, a California limited liability company, and Invitrogen, dated as of May 31, 2001.(10)
10.17	Lease, by and between Blackmore Signal Hill, a California Limited Partnership, and Invitrogen, dated October 7, 1999.(15)
10.18	Lease, by and between Blackmore Lot 99 Investment, a California Limited Partnership, and Invitrogen, dated December 20, 1999.(15)
10.21	5 1/2% Convertible Subordinated Note Due 2007.(15)
10.22	5 1/2% Convertible Subordinated Notes due 2007, Purchase Agreement, dated February 25, 2000.(15)
10.24	Contract of Sale, by and between Invitrogen and Human Genome Sciences, Inc., dated March 7, 2001.(7)
10.26	2 1/4% Convertible Subordinated Notes due 2006.(10)
10.27	2 1/4% Convertible Subordinated Notes due 2006, Purchase Agreement, dated December 11, 2001.(10)
10.31	Change in Control Agreement, by and between Invitrogen and Victor N. Nole, Jr., dated June 1, 2001.(16)
10.32	Change in Control Agreement, by and between Invitrogen and John D. Thompson, dated June 1, 2001.(16)
10.34	Rights Agreement, by and between Invitrogen and Fleet National Bank Rights Agent, dated February 27, 2001.(17)
10.35	2000 Nonstatutory Stock Option Plan, as amended and restated on July 19, 2001.(18)
10.36	Letter to Mr. Raymond Dittamore, regarding Non-Employee Director Compensation, dated November 5, 2001.(18)
10.37	Invitrogen 401(k), as amended and restated, effective as of January 1, 2002.(10)
10.38	Settlement and Retention Agreement, by and between Invitrogen and C. Eric Winzer, dated as of May 31, 2002. (19)
10.39	Settlement and Retention Agreement, by and between Invitrogen and Daryl J. Faulkner, dated as of May 31, 2002.(19)
10.40	Change in Control Agreement, by and between Invitrogen and Daryl J. Faulkner, dated as of May 31, 2002.(19)
10.41	Change in Control Agreement, by and between Invitrogen and C. Eric Winzer, dated as of May 31, 2002.(19)

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

10.42	Promotion and Relocation Letter, by and between Invitrogen and Daryl J. Faulkner, dated May 31, 2002.(19)
10.43	Promotion and Relocation Letter, by and between Invitrogen and C. Eric Winzer, dated May 31, 2002.(19)
10.44	Settlement and Retention Agreement, by and between Invitrogen and John A. Cottingham, dated as of June 7, 2002.(19)
10.45	Change in Control Agreement, by and between Invitrogen and John A. Cottingham, dated as of June 7, 2002.(19)
10.46	Form of Secured Promissory Note under Invitrogen’s Employee Relocation Guidelines.(19)
10.47	Form of Deed of Trust with Assignment of Rents under Invitrogen’s Employee Relocation Guidelines.(19)
10.48	Form of Addendum to Deed of Trust with Assignment of Rents under Invitrogen’s Employee Relocation Guidelines.(19)
10.49	Form of Employee Relocation Guidelines under Invitrogen’s Employee Relocation Guidelines.(19)
10.50	Settlement Agreement between Invitrogen and Daryl J. Faulkner dated September 9, 2002.(20)
10.51	Executive Employment and Severance Agreement, by and between Invitrogen and James R. Glynn, effective as of December 5, 2002.
10.52	Confidential Separation Agreement and General Release of All Claims, by and between Invitrogen and Lyle C. Turner, dated December 13, 2002.
10.53	Independent Contractor Services Agreement, by and between Invitrogen and Lyle C. Turner dated December 13, 2002.
16.1	Letter from Arthur Andersen LLP(21)
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young, LLP, Independent Auditors
23.2	Notice Regarding Consent of Arthur Andersen, LLP, Independent Auditors
99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-43674). Original 1998 Invitrogen Employee Stock Purchase Plan (“Plan”) and form of subscription agreement thereunder are incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-68665) and amendment to Plan is incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-43674).

(2)	Incorporated by reference to the Registrant’s Report on Schedule TO filed on October 25, 2002.

(3)	Incorporated by reference to Registrant’s Registration Statement on Form S-4 (File No. 333-82593).

(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on March 30, 2001 (File No. 000-25317)

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2000 (File No. 000-25317).

(6)	The Amended and Restated Bylaws are incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-68665). A further amendment to the Bylaws adopted by a Resolution of the Board of Directors dated July 19, 2001 is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2001 (File No. 000-25317).

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2001 (File No. 000-25317).

(8)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-68665).

(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-37964).

(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2001 (File No. 000-25317), as amended.

(11)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-87085).

(12)	The 1997 Stock Option Plan, as amended and restated, is attached to Registrant’s Quarterly Report on Form 10-Q for the Quarterly period ended September 30, 2002 (File No. 000-25317). The forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement under the 1997 Stock Option Plan incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-43674).

(13)	Incorporated by reference to Registrant’s Registration Statement on Form S-1/A (File No. 333-87085).

(14)	Incorporated by Reference Registrant’s Registration Statement on Form S-4 (File No. 333-82593).

(15)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2000, (File No. 000-25317).

(16)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2001 (File No. 000-25317).

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 30, 2001 (File No. 000-25317).

(18)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2001 (File No. 000-25317).

(19)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2002 (File No. 000-25317).

(20)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2002 (File No. 000-25317).

(21)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on April 9, 2002 (File No. 000-25317)