Form 10-Q
period 2003-03-31
INVITROGEN CORP
filed 2003-05-12
CIK 1073431

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☒ or No ☐

As of May 7, 2003 there were 50,052,148 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

INVITROGEN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value data)

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$494,332	$537,817
Short-term investments held-to-maturity	256,063	184,188
Restricted cash and investments	13,262	9,370
Trade accounts receivable, net of allowance for doubtful accounts of $5,079 and $4,431, respectively	113,710	95,104
Inventories	95,956	85,531
Deferred income taxes	30,879	28,679
Prepaid expenses and other current assets	27,813	27,762

Total current assets	1,032,015	968,451

Property and equipment, net	146,514	136,151
Goodwill	764,568	768,459
Intangible assets, net	412,929	344,180
Long-term investments held-to-maturity	223,742	338,488
Other assets	59,288	59,237

Total assets	$2,639,056	$2,614,966

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term obligations	$6,420	$2,456
Accounts payable	19,191	20,430
Accrued expenses and other current liabilities	84,617	87,591
Income taxes	41,398	30,478

Total current liabilities	151,626	140,955

Long-term obligations, deferred credits and reserves	24,726	24,664
Pension liabilities	22,267	21,997
Deferred income tax liabilities	102,414	108,737
2¼ Convertible Subordinated Notes due 2006	500,000	500,000
5½% Convertible Subordinated Notes due 2007	172,500	172,500

Total liabilities	973,533	968,853

Minority interest	3,627	3,503

Commitments and contingencies
Stockholders’ Equity:
Preferred stock; $0.01 par value, 6,405,884 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value, 125,000,000 shares authorized; 53,313,565 and 53,268,496 shares issued, respectively	533	533
Additional paid-in-capital	1,872,793	1,871,795
Accumulated other comprehensive income	16,283	14,906
Accumulated deficit	(127,713)	(144,624)
Less cost of treasury stock; 3,296,009 shares	(100,000)	(100,000)

Total stockholders’ equity	1,661,896	1,642,610

Total liabilities and stockholders’ equity	$2,639,056	$2,614,966

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)(Unaudited)

	For the Three Months
	Ended March 31,

	2003	2002

Revenues	$180,642	$159,889
Cost of revenues	71,453	67,936

Gross margin	109,189	91,953

Operating Expenses:
Sales and marketing	35,819	29,462
General and administrative	19,844	15,628
Research and development	10,625	7,634
Other purchased intangibles amortization	16,676	16,071
Business integration costs	320	1,363

Total operating expenses	83,284	70,158

Income from operations	25,905	21,795

Other income (expense):
Interest income	6,174	6,081
Interest expense	(6,489)	(6,027)
Other income (expense), net	(277)	(128)

Total other income and expense, net	(592)	(74)

Income before provision for income taxes and minority interest	25,313	21,721
Provision for income taxes	(8,277)	(7,001)
Minority interest	(124)	(202)

Net income	$16,912	$14,518

Earnings per common share:
Basic	$0.34	$0.27

Diluted	$0.34	$0.27

Weighted average shares used in per share calculation:
Basic	49,998	53,023
Diluted	50,243	53,489

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)(Unaudited)

	For the Three Months
	Ended March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,912	$14,518
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of businesses acquired:
Depreciation	5,950	4,459
Amortization of intangible assets	17,474	16,910
Amortization of deferred debt issue costs	818	785
Deferred income taxes	(8,629)	(1,123)
Other non-cash adjustments	825	1,205
Changes in operating assets and liabilities:
Trade accounts receivable	(16,792)	(17,827)
Inventories	(3,203)	612
Prepaid expenses and other current assets	(774)	(3,572)
Other assets	104	(9)
Accounts payable	(1,794)	5,593
Accrued expenses and other current liabilities	867	1,085
Income taxes	11,141	5,270

Net cash provided by operating activities	22,899	27,906

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of held-to-maturity securities	103,597	24,000
Purchases of held-to-maturity securities	(58,700)	(220,013)
Net cash paid for business combinations	(101,439)	—
Purchases of property and equipment	(5,945)	(14,018)
Proceeds from sale of property, plant and equipment	2,694	—
Payments for intangible assets	(50)	(410)

Net cash used in investing activities	(59,843)	(210,441)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net principal payments on lines of credit	—	(2,717)
Principal payments on long-term obligations	(2,293)	(330)
Proceeds from sale of common stock	905	1,163
Purchase of treasury stock	(5,354)	—

Net cash used in financing activities	(6,742)	(1,884)

Effect of exchange rate changes on cash	201	(136)

Net decrease in cash and cash equivalents	(43,485)	(184,555)
Cash and cash equivalents, beginning of period	537,817	878,214

Cash and cash equivalents, end of period	$494,332	$693,659

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

GENERAL

     The consolidated financial statements include the accounts of Invitrogen Corporation and its majority owned or controlled subsidiaries, collectively referred to as Invitrogen. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim financial statements have been prepared by Invitrogen, without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows as of and for the periods indicated.

     These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 7, 2003.

1.	Business Combinations and Integrations

PanVera Asset Acquisition

     On March 28, 2003, Invitrogen completed its acquisition of products and technology rights from PanVera LLC, a wholly-owned subsidiary of Vertex Pharmaceuticals, Inc. The products and rights acquired include biochemical and cellular assay capabilities and PanVera’s commercial portfolio of proprietary reagents, probes and proteins. As part of the transaction, Invitrogen also acquired PanVera’s research, development and manufacturing facility in Madison, Wisconsin. The transaction has been accounted for as a purchase, and, accordingly, the results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. Invitrogen paid $93.2 million in cash, $6.2 million into an escrow account that will be used to pay off debt assumed, and $1.3 million to acquire equipment under operating leases and $0.8 million in closing costs for a total purchase price of $101.5 million. The excess of purchase price over the acquired net tangible assets was $80.1 million at March 31, 2003, and has been allocated to purchased technology in the Consolidated Balance Sheets, and is subject to change pending the completion of the valuation of the acquired intangible assets. Invitrogen has accrued for and expects to pay an additional $1.0 million in closing costs during the next three months in 2003.

     Invitrogen’s integration plan includes the termination of 7 employees. Costs necessary to integrate the businesses of Invitrogen and PanVera that are expected to benefit future operations are expensed as business integration costs after management has completed and approved the restructuring plans and associated costs. No such expenses were recognized during the three months ended March 31, 2003, and future expenses, mainly for retention, are expected to be minimal. As of March 31, 2003, Invitrogen had $1.2 million remaining in accrued merger and restructuring related costs that are included in accrued expenses and other current liabilities in the Consolidated Balance Sheets. Activity for accrued acquisition and business integration costs for the three months ended March 31, 2003 is as follows:

	Opening
	Balance	Amounts	Balance at
	Sheet	Paid in	March 31,
(in thousands)(unaudited)	Accruals	Cash	2003

Severance and related employee charges	$231	$—	$231
Direct costs of the acquisition	1,769	(763)	1,006

	$2,000	$(763)	$1,237

     The unaudited pro forma information required to be disclosed by Accounting Principles Board Opinion No. 16 (assuming that the acquisition of PanVera’s assets occurred on January 1, 2002) is not presently available. Management expects to provide the information in Invitrogen’s next Form 10-Q filing. The primary pro forma effect on Invitrogen’s historical operating results for the three months ended March 31, 2003 and 2002 would be the amortization expense from the acquired purchased technology, which will be determined upon completion of the valuation of the acquired intangible assets, and the estimated lost interest income on the net cash used in the acquisition of approximately $0.6 million for each of the three months ended March 31, 2003 and 2002.

InforMax Integration

     Invitrogen completed its review of acquired intangible assets related to its December 6, 2002, acquisition of InforMax, Inc., and has allocated $6.6 million to purchased intangibles as of March 31, 2003, to be amortized over 3 years. The excess of purchase price over the acquired net assets was $5.4 million at March 31, 2003, and has been recorded as goodwill in the Consolidated Balance Sheets, and is subject to change pending the outcome of current lease and sublease negotiations.

     Invitrogen’s management has approved an integration plan which included the termination of 48 employees, the relocation or transfer to other sites of 104 employees mainly to our Frederick, Maryland facility and the closure of duplicate facilities in Maryland. Costs necessary to integrate the businesses of Invitrogen and InforMax that are expected to benefit future operations are expensed as business integration costs after management has completed and approved the restructuring plans and associated costs. Restructuring costs totaled $0.3 million for the three months ended March 31, 2003 and have been recognized as expense in business integration costs in the consolidated Statements of Income. Additional business integration costs associated with Invitrogen’s ongoing integration of InforMax are estimated to be $0.2 million during the remainder of 2003, principally for retention and costs to close facilities. As of March 31, 2003, Invitrogen had $0.8 million remaining in accrued merger and restructuring related costs that are included in accrued expenses and other current liabilities in the Consolidated Balance Sheets. Activity for accrued merger and business integration costs for the three months ended March 31, 2003 is as follows:

	Balance at	Net Amount	Amounts	Balance at
	December 31,	Charged to	Paid in	March 31,
(in thousands)(unaudited)	2002	Expense	Cash	2003

Severance, retention and related employee charges	$1,839	$19	$(1,269)	$589
Other costs to close facilities	100	301	(302)	99
Direct costs of the merger	221	—	(158)	63

	$2,160	$320	$(1,729)	$751

2.	Segment Information

     Invitrogen operates in two business segments, a Molecular Biology segment and a Cell Culture segment. Unaudited segment information is as follows:

			Corporate
	Molecular	Cell	And
(in thousands)(unaudited)	Biology	Culture	Unallocated(1)	Total

Three Months Ended March 31, 2003
Revenues from external customers	$116,371	$64,271	$—	$180,642
Income (loss) from operations	$30,170	$18,769	$(23,034)	$25,905

Three Months Ended March 31, 2002
Revenues from external customers	$107,766	$52,123	$—	$159,889
Income (loss) from operations	$29,051	$13,806	$(21,062)	$21,795

(1)	Unallocated items for the three months ended March 31, 2003 and 2002, include amortization of purchased intangibles of $16.7 million and $16.1 million, amortization of deferred compensation of $0 and $0.1 million, and business integration costs of $0.3 million and $1.4 million, respectively, which are not allocated by management for purposes of analyzing the operations since they are principally non-cash or other costs resulting primarily from business restructuring or purchase accounting that are separate from ongoing operations.

     Invitrogen has no intersegment revenues. Also, Invitrogen does not currently segregate assets by segment as a significant portion of Invitrogen’s total assets are shared or non-segment assets which Invitrogen does not assign to its two operating segments. Invitrogen has determined that it is not useful to assign its shared assets to its Molecular Biology and Cell Culture segments.

3.	Inventories

     Inventories include material, labor and overhead costs and consist of the following:

	March 31,	December 31,
(in thousands)	2003	2002

	(Unaudited)
Raw materials and components	$16,628	$15,291
Work in process	15,028	7,830
Finished goods	64,300	62,410

	$95,956	$85,531

4.	Accumulated Depreciation and Amortization

     Accumulated depreciation and amortization of property, plant and equipment was $50.6 million and $44.0 million at March 31, 2003 and December 31, 2002, respectively. Accumulated amortization of intangible assets was $171.9 million and $154.4 million at March 31, 2003 and December 31, 2002, respectively.

5.	Computation of Earnings Per Common Share

     Basic earnings per share was computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if net income were divided by the weighted average number of common shares, plus potential common shares from outstanding stock options and conversion of convertible subordinated debt where the effect of those securities is dilutive. Diluted earnings per share does not consider the impact of the conversion of convertible subordinated debt in 2003 or 2002 as its inclusion would be anti-dilutive for the respective periods. The computations for basic and diluted earnings per share are as follows:

	Income	Shares	Earnings
(in thousands, except per share amounts)(unaudited)	(Numerator)	(Denominator)	Per Share

Three Months Ended March 31, 2003
Basic earnings per share:
Net income	$16,912	49,998	$0.34

Diluted earnings per share:
Dilutive stock options	—	245

Net income plus assumed conversions	$16,912	50,243	$0.34

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		5,410
2¼% Convertible Subordinated Notes due 2006		5,807
5½ % Convertible Subordinated Notes due 2007		2,025

Three Months Ended March 31, 2002
Basic earnings per share:
Net income	$14,518	53,023	$0.27

Diluted earnings per share:
Dilutive stock options	—	466

Net income plus assumed conversions	$14,518	53,489	$0.27

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		4,020
2¼% Convertible Subordinated Notes due 2006		5,807
5½ % Convertible Subordinated Notes due 2007		2,025

6.	Comprehensive Income Total comprehensive income is determined as follows:

	For the Three Months Ended
	March 31,
(in thousands)(unaudited)	2003	2002

Net income	$16,912	$14,518
Foreign currency translation adjustments	1,377	(1,734)

Total comprehensive income	$18,289	$12,784

7.	Commitments and Contingencies

Letters of Credit

     Invitrogen had outstanding letters of credit at March 31, 2003, totaling $7.6 million to support liabilities associated with Invitrogen’s self-insurance programs, which are reflected in other current liabilities and long-term deferred credits and reserves in the Consolidated Balance Sheets at March 31, 2003.

     Invitrogen also had outstanding letters of credit at March 31, 2003, totaling $1.7 million to support its building lease requirements, and $6.4 million to support the payment of debt and interest acquired in the acquisition of PanVera assets and liabilities.

Environmental Liabilities

     Invitrogen assumed certain environmental exposures as a result of its merger with Dexter Corporation in 2000. Invitrogen recorded reserves to cover estimated environmental costs. The environmental reserves, which are not discounted, were $7.8 million at March 31, 2003, and included current reserves of $0.5 million, which are estimated to be paid during the next year, and long-term reserves of $7.3 million. In addition, Invitrogen has an insurance policy for these assumed environmental exposures. Based upon currently available information, Invitrogen believes that it has adequately provided for these environmental exposures and that the outcome of these matters will not have a material adverse effect upon the consolidated financial position, results of operations or cash flows of Invitrogen in the future.

Litigation

     In September 1999, Life Technologies, Inc., which has now been merged into Invitrogen, submitted a report in connection with a voluntary disclosure to the Department of Veterans Affairs (“VA”) regarding matters involving the management of Life Technologies’ Federal Supply Schedule contract with the VA that had been in effect since April 1992. As part of the disclosure, Life Technologies offered to provide a refund to the government in the amount of $3.9 million. Life Technologies made a cash payment of $1.1 million to the VA and Invitrogen assumed an accrued liability of $2.8 million upon our merger with Life Technologies at September 14, 2000. In July 2001 the VA Office of Inspector General advised Invitrogen of its position that a refund of $10.8 million, in addition to the $3.9 million refund previously offered, should be paid by Invitrogen to the government. Invitrogen has reiterated its position to the Office of Inspector General and requested that the dispute be resolved through the standard contract dispute resolution mechanisms of the VA. The government informed Invitrogen on February 25, 2002, that the VA had referred the matter to the Civil Division of the Department of Justice. Invitrogen entered into a tolling agreement dated March 15, 2002, that tolls certain claims to a defense based on the statute of limitations. This agreement has now been extended four times and will expire on June 8, 2003. There can be no assurance that Invitrogen will prevail in contesting the government’s determination. In the year following the merger with Life Technologies, Invitrogen adjusted its accrued liability to reflect the full amount claimed by the VA, which was recorded as an adjustment to goodwill and included in intangible assets in the accompanying Consolidated Balance Sheets.

     Apart from the matters above, Invitrogen is subject to other potential liabilities under government regulations and various claims and legal actions which are pending or may be asserted. These matters have arisen in the ordinary course and conduct of Invitrogen’s business, as well as through acquisitions, and some are expected to be covered, at least partly, by insurance. Estimated amounts for claims that are probable and can be reasonably estimated are reflected as liabilities of Invitrogen. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters which are pending or may be asserted could be decided unfavorably to Invitrogen. Although the amount of liability at March 31, 2003, with respect to these matters cannot be ascertained, Invitrogen believes that any resulting liability should not materially affect Invitrogen’s consolidated financial statements.

8.	Employee Stock Plans

     Invitrogen accounts for its employee stock option plans and employee stock purchase plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). Accordingly, no compensation cost has been recognized for the fixed stock option plans or stock purchase plan under the fair value recognition provisions of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if Invitrogen had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. Invitrogen has reevaluated the method by which the tax effect on pro-forma stock-based compensation is calculated for the three months ended March 31, 2003. The 2002 comparative amounts have been adjusted to conform to the current year’s methodology.”

(in thousands)(unaudited)	For the Three Months Ended March 31,

	2003	2002

Net income, as reported	$16,912	$14,518
Add: Stock-based compensation expense included in reported net income, net of related tax effects	—	82
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,329)	(7,952)

Pro forma net income	$6,583	$6,648

Earnings per share:
Basic – as reported	$0.34	$0.27

Basic – pro forma	$0.13	$0.13

Diluted – as reported	$0.34	$0.27

Diluted – pro forma	$0.13	$0.12

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

     CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

     Any statements in this Quarterly Report on Form 10-Q concerning Invitrogen’s business outlook or future economic performance, anticipated profitability, revenues, expenses or other financial items, together with other statements that are not historical facts, are “forward-looking statements” as that term is defined under the Federal Securities Laws. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “should,” “intend,” “plan,” “positioned,” “strategy,” “outlook,” “estimate,” “project,” and “continue” or similar words. You should read statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to, those discussed below under “Risk Factors That May Affect Future Results” and elsewhere in this Quarterly Report as well as other risks and uncertainties detailed in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 7, 2003. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.

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

     Our Molecular Biology and Cell Culture products are used for research purposes, and their use by our customers generally is not regulated by the United States Food and Drug Administration, or FDA, or by any comparable international organization, with several limited exceptions. Some of our Cell Culture products and manufacturing sites are subject to FDA regulation and oversight and are required to comply with the Quality System Regulations, which was formerly known as current good manufacturing practice, or GMP, and is described in 21 CFR part 820. Additionally, some of these same sites and products are intended to comply with certain voluntary quality programs such as ISO 9001.

     We manufacture the majority of our products in our manufacturing facilities in Carlsbad, California; Frederick, Maryland; Grand Island, New York; Madison, Wisconsin; and Inchinnan, Scotland. We also have manufacturing facilities in New Zealand, Australia, Japan, Brazil, and Israel. In addition, we purchase products from third-party manufacturers for resale.

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

     Except for our oligonucleotide, genomics services and cell culture production businesses, which are make-to-order businesses, we principally manufacture products for inventory and ship products shortly after the receipt of orders, and anticipate that we will continue to do so in the future. We do not currently have a significant backlog and do not anticipate we will develop a material backlog in the future. In addition, we rely on third-party manufacturers to supply many of our raw materials, product components, and in some cases, entire products.

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

     On March 28, 2003, we completed our acquisition of products and technology rights from PanVera LLC, a wholly-owned subsidiary of Vertex Pharmaceuticals, Inc. Based in Madison, Wisconsin, PanVera provides products and services that are designed to accelerate the discovery of new medicines by the pharmaceutical and biopharmaceutical industries. Through this transaction, we have acquired PanVera’s biochemical and cellular assay capabilities and its commercial portfolio of proprietary reagents, probes and proteins. As part of the transaction, we have also acquired PanVera’s research, development and manufacturing facility in Madison. We plan to expand the sale of PanVera products to target a broader market, including academic and government researchers. The transaction has been accounted for as a purchase, and, accordingly, the results of operations have been included in the accompanying consolidated financial statements from the date of acquisition.

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

     We conduct our operations through subsidiaries in Europe, Asia-Pacific and the Americas. Each subsidiary records its income and expenses using the functional currency of the country in which the subsidiary resides. To consolidate the income and expenses of all of our subsidiaries, we translate each subsidiary’s results into U.S. dollars using average exchange rates during the period. Changes in currency exchange rates have affected, and may continue to affect our consolidated revenues, revenue growth rates, gross margins and net income. In addition, many of our subsidiaries conduct a portion of their business in currencies other than the subsidiary’s functional currency, which can result in foreign currency transaction gains or losses. Exchange gains and losses arising from transactions denominated in these currencies are recorded in the Consolidated Statements of Income using the actual exchange rate differences on the date of the transaction.

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

RESULTS OF OPERATIONS

Business Segment Highlights for the Three Months Ended March 31, 2003 and 2002.

			Corporate
	Molecular	Cell	And
(dollars in thousands)(unaudited)	Biology	Culture	Unallocated(1)	Total

Segment Results for the Three Months Ended March 31, 2003
Revenues from external customers	$116,371	$64,271	$—	$180,642

Gross margin	75,896	33,293	—	109,189

Gross margin as a percentage of revenues	65%	52%		60%
Selling, administrative and R&D	45,726	14,524	6,038	66,288
Purchased intangibles amortization, business integration and merger-related costs	—	—	16,996	16,996

Income (loss) from operations	$30,170	$18,769	$(23,034)	$25,905

Operating margin as a percentage of revenues	26%	29%		14%

Segment Results for the Three Months Ended March 31, 2002
Revenues from external customers	$107,766	$52,123	$—	$159,889

Gross margin	66,833	25,126	(6)	91,953

Gross margin as a percentage of revenues	62%	48%		58%
Selling, administrative and R&D	37,782	11,320	3,622	52,724
Purchased intangibles amortization, business integration and merger-related costs	—	—	17,434	17,434

Income (loss) from operations	$29,051	$13,806	$(21,062)	$21,795

Operating margin as a percentage of revenues	27%	26%		14%

(1)	Unallocated items for the three months ended March 31, 2003 and 2002 include amortization of purchased intangibles of $16.7 million and $16.1 million, amortization of deferred compensation of $0 and $0.1 million, and business integration costs of $0.3 million and $1.4 million, respectively, which are not allocated by management for purposes of analyzing the operations since they are principally non-cash or other costs resulting primarily from business restructuring or purchase accounting that are separate from ongoing operations.

     Revenues.  Revenues for the three months ended March 31, 2003 increased $20.8 million, or 13%, from $159.9 million in 2002 to $180.6 million for 2003. Changes in foreign currency exchange rates, when comparing the three months ended March 31, 2003, with the same period in 2002, increased U.S. dollar-denominated revenues, accounting for $10.6 million of the $20.8 million increase. This increase from changes in foreign currency exchange rates increased our revenue growth rate by 7%. The increase in revenues also includes $2.8 million from InforMax®, which we acquired in December 2002.

     Changes in the value of certain currencies, including the Japanese Yen, the British Pound Sterling and the Euro, can significantly increase or decrease our reported revenue on sales made in these currencies and could result in a material positive or negative impact on our reported results. In addition to foreign currency rates, we expect that future revenues will be affected by, among other things, new product introductions, competitive conditions, customer research budgets, government research funding, the rate of expansion of our customer base, price increases, product discontinuations and acquisitions or dispositions of businesses or product lines.

     Molecular Biology Segment Revenues.  Revenues for the Molecular Biology segment increased $8.6 million, or 8%, from $107.8 million for the three months ended March 31, 2002, to $116.4 million in 2003. Changes in foreign currency exchange rates increased dollar-denominated Molecular Biology revenues by $6.5 million when comparing the three months ended March 31, 2003 with the same period in 2002 and accounted for 6% of the 8% increase in revenues. The increase in revenues also includes $2.8 million from InforMax, which we acquired in December 2002. We experienced slower than historical growth in our molecular biology segment, which was mainly concentrated in the U.S. among our commercial customers.

     Currently, we expect our Molecular Biology growth rate to range from 12% to 16% for the remainder of the year, with favorable foreign currency rate benefits representing 2% to 4% of the growth and the recently acquired PanVera Business representing 4% to 6% of the growth.

     Cell Culture Segment Revenues.  Revenues for the Cell Culture segment for the three months ended March 31, 2003 increased $12.1 million, or 23%, from $52.1 million in 2002 to $64.3 million in 2003. Changes in foreign currency exchange rates during the three months ended March 31, 2003 increased U.S. dollar-denominated revenues by $4.0 million, or 7%. The remainder of the increase reflects price increases, particularly for sera products, as well as volume growth in our large-scale production applications.

     Currently, we expect our Cell Culture growth rate to range from 12% to 15% for the remainder of the year, including the benefit of currency. Currency is expected to benefit the remaining year growth rate for Cell Culture by approximately 3% to 5%.

     Sales of cell culture products for large-scale production applications can vary significantly due to customer demand. In addition, cell culture revenues include sales of sera products whose price has historically been volatile. As a result, cell culture revenue growth rates can vary significantly.

     Gross Margin.  Our gross margin for the three months ended March 31, 2003, was 60% compared with 58% for the same period in 2002. Molecular biology gross margins increased to 65% for the three months ended March 31, 2003, from 62% for the same period last year due to price increases, cost improvements and favorable changes in foreign currency rates. Cell culture gross margins increased to 52% for the three months ended March 31, 2003, from 48% in the comparable period of 2002, principally due to higher gross margins on serum products.

     We believe that gross margin for future periods will be affected by, among other things, the integration of acquired businesses in addition to sales volumes, competitive conditions, royalty payments on licensed technologies, the cost of raw materials, changes in average selling prices, and foreign currency rates.

     Sales and Marketing.  Sales and marketing expenses increased $6.4 million from $29.5 million for the three months ended March 31, 2002, to $35.8 million for the same period in 2003. As a percentage of revenues, sales and marketing expenses increased from 18% for the three months ended March 31, 2002 to 20% for the same period in 2003. The absolute increase in sales and marketing expenses is primarily due to the acquisition of InforMax in December 2002, increased headcount and selling activities.

     Sales and marketing expenses for the three months ended March 31, 2003 for the Molecular Biology segment were $26.8 million, or 23% of segment revenues compared to $22.6 million, or 21% for the same period in 2002. Sales and marketing expenses for Cell Culture were $9.1 million, or 14% of segment revenues for the three months ended March 31, 2003 compared to $6.8 million, or 13% for the same period in 2002.

     General and Administrative.  General and administrative expenses for the three months ended March 31, 2003 increased $4.2 million from $15.6 million in 2002 to $19.8 million in 2003. As a percentage of revenues, general and administrative expenses increased from 10% in for the three months ended March 31, 2002 to 11% for the same period in 2003. The absolute increase in general and administrative expenses is due to costs associated with the InforMax business acquired in December 2002, increased headcount in Carlsbad and related increased spending, costs associated with an executive employment and severance agreement related to the transition in the chief executive officer position, partially offset by cost reductions from the closure of our operations in Alabama in April 2002, and the sale of our Serva entity in June 2002.

     General and administrative expenses for the three months ended March 31, 2003 for the Molecular Biology segment were $10.2 million, or 9% of segment revenues compared to $9.0 million, or 8% for the same period in 2002. General and administrative expenses for Cell Culture for the three months ended March 31, 2003 were $3.6 million, or 6% of segment revenues compared to $3.1 million, or 6% for the same period in 2002.

     Research and Development.  Research and development expenses increased $3.0 million from $7.6 million for the three months ended March 31, 2002, to $10.6 million for the same period in 2003. As a percentage of revenues, research and development expenses increased from 5% for the three months ended March 31, 2002 to 6% for the same period in 2003. The increase in research and development expenses reflects software development costs for the InforMax business, increased headcount and related spending as we continued to fill research and development positions in Carlsbad, partially offset by the closure of our Alabama facility in April 2002.

     Research and development expenses for the three months ended March 31, 2003, for the Molecular Biology segment were $8.7 million, or 8% of segment revenues compared to $6.2 million, or 6% for the same period in 2002. Research and development expenses for Cell Culture for the three months ended March 31, 2003 were $1.9 million, or 3% of segment revenues compared to $1.4 million, or 3% for the same period in 2002.

     Other Purchased Intangibles Amortization.  Amortization expense for other purchased intangible assets acquired in our business combinations was $16.7 million for the three months ended March 31, 2003 and $16.1 million for the same period in 2002. The increase in 2003 is due the amortization of purchased intangibles acquired in the InforMax acquisition.

     Business Integration Costs.  Merger-related business integration costs for the three months ended March 31, 2003, totaled $0.3 million, and were for the integration of InforMax, acquired in December 2002. These costs were for the relocation of property, closure of facilities and retention. Future restructuring costs associated with the InforMax integration are expected to be approximately $0.2 million principally for retention and costs to close facilities during the remainder of 2003.

     Merger-related business integration costs for the three months ended March 31, 2002, totaled $1.4 million, and were for the restructuring and integration of the operations of Life Technologies into Invitrogen that were not part of the purchase price of the acquisition since the costs incurred benefit future operations of the combined companies. These costs are mainly comprised of $1.1 million for the retention of former Life Technologies employees in Maryland and $0.3 million to relocate property as we transitioned employees, functions and property from Maryland to California during the first half of 2002.

     Interest Income.  Interest income increased by $0.1 million from $6.1 million for the three months ended March 31, 2002, to $6.2 million for the same period in 2003. Interest income in the future will be affected by changes in short-term interest rates and changes in cash balances which could be materially reduced by acquisitions and our stock buyback program.

     Interest Expense.  Interest expense increased $0.5 million from $6.0 million for the three months ended March 31, 2002, to $6.5 million for 2003. The increase in 2003 was due mainly to imputed interest on unfavorable lease obligations acquired in the InforMax acquisition.

     Other Income (Expense), Net.  Other income (expense), net, for 2003 and 2002 includes net periodic pension income and expense from an overfunded defined benefit plan acquired in the merger with Dexter Corporation in 2000, as well as gains and losses on the sale of assets and foreign currency transactions. The net periodic pension income and expense is recognized as other non-operating income and expense since the plan provides benefits to participants who are not employees of Invitrogen. For the three months ended March 31, 2003, other expense, net, of $0.3 million includes $0.1 million of net periodic pension expense and net foreign currency exchange losses of $0.2 million. For the three months ended March 31, 2002, other expense, net, of $0.1 million includes net foreign currency exchange losses of $0.8 million, partially offset by net periodic pension income and gains on the sale of assets.

     Provision for Income Taxes.  The provision for income taxes as a percentage of pre-tax income was 32.7% for the three months ended March 31, 2003 compared with 31.2% for the year ended December 31, 2002. The increase in the effective tax rate is due primarily to reduced business integration costs in 2003 compared to 2002. Such costs generated tax deductions in a taxing jurisdiction having a higher tax rate than Invitrogen’s average effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     Operating activities provided net cash of $22.9 million during the three months ended March 31, 2003. As of March 31, 2003, we had $3.0 million in accrued merger and restructuring related costs related to our Life Technologies, InforMax and PanVera acquisitions, that are included in accrued expenses and other current liabilities in the Consolidated Balance Sheets, the majority of which we expect to pay during the remainder of this year. As a result of our acquisition of InforMax, Inc., in December 2002, we expect to incur an additional $0.2 million in business integration costs during the remainder of 2003 principally for retention and costs to close facilities.

     Net cash used in investing activities during the three months ended March 31, 2003 was $59.8 million, and reflects a net $101.5 million paid for our acquisition of PanVera and payments for capital expenditures and intangible assets (primarily intellectual properties), which totaled $5.9 million and $0.1 million, respectively. These uses were offset by a net $44.9 million in proceeds from maturities of marketable securities with original maturities greater than three months and $2.7 million in cash received from the sale of one of our Huntsville facilities. For the year ending December 31, 2003, we expect spending for capital equipment and information technology to range from $35 million to $45 million.

     On March 28, 2003, we completed our acquisition of products and technology rights of PanVera for $93.2 million in cash and the assumption of $6.2 million in debt. As part of the transaction, we have also acquired PanVera’s R&D and manufacturing facility in Madison, Wisconsin. Other cash costs in connection with this transaction include $1.3 million paid to buy out operating leases to acquire equipment and $0.8 million in closing costs. As of March 31, 2003, we have accrued for an additional $1.0 million in closing costs that are expected to be paid during the second quarter of 2003. In March 2003, we paid $6.2 million into an escrow account, which is included in restricted cash in the Consolidated Balance Sheet at March 31, 2003, which will be used in May 2003 to pay off the debt acquired.

     We are offering for sale certain facilities in Frederick, Maryland and Huntsville, Alabama which became idle or excess as we have consolidated our operations. At March 31, 2003, we have $12.4 million recorded as assets held for sale for these facilities, which we expect to sell within the next three to nine months and have included this amount in prepaid expenses and other current assets in the Consolidated Balance Sheets.

     With the acquisition of the InforMax business in December 2002, we acquired certain leased properties which we are no longer using in our operations. We have included the full value of these lease obligations, net of sublease income, discounted at 8%, in the Consolidated Balance Sheets. As of March 31, 2003, $2.3 million is included in accrued expenses and other current liabilities and $12.1 million is included in long-term obligations, deferred credits and reserves. Our current annual obligation under these leases, before sublease income, is approximately $4.0 million. We are working to buy-out or otherwise reduce these lease obligations and may make payments of $2 million to $6 million in 2003 to terminate these lease obligations.

     Net cash used in financing activities totaled $6.7 million for the three months ended March 31, 2003, and includes $5.4 million used to pay off remaining accruals as trades settled on our common stock shares that were repurchased at the end of 2002 and $2.1 million used to pay off our bonds payable to the State Industrial Development Authority of Alabama. These uses were offset by $0.9 million in proceeds from stock issued under employee stock plans.

     Our board of directors has authorized the repurchase of up to $300 million of our common stock over a three-year period ending in 2005. We repurchased 3.3 million shares of common stock at a total cost, in cash and accruals, of $100.0 million during 2002, which has been reported as a reduction in stockholders’ equity as Treasury Stock. During the three months ended March 31, 2003, no shares were repurchased. The timing and price of future repurchases will depend on market conditions and other factors. Funds for the repurchase are expected to come primarily from cash generated from operations, or funds on hand.

     We are continuing to seek additional corporate and technology acquisition opportunities that support our molecular biology and cell culture platforms. While we cannot predict the timing or size of any future acquisitions, or if any will occur at all, a significant amount of our cash and/or stock may be used to acquire companies, assets or technologies. We could also choose to fund any acquisitions, at least partly, with new debt or stock.

     We have $500 million principal amount of 2¼% Convertible Subordinated Notes, or 2¼% Convertible Notes, due 2006, outstanding at March 31, 2003. Interest on the 2¼% Convertible Notes is payable semi-annually on June 15th and December 15th. The 2¼% Convertible Notes were issued at 100% of principal value, and are convertible into 5.8 million shares of common stock at the option of any holder at any time at a price of $86.10 per share. The 2¼% Convertible Notes may be redeemed, in whole or in part, at our option on or after December 20, 2005 at 100% of the principal amount.

     We also have $172.5 million principal amount of 5½% Convertible Subordinated Notes, or 5½% Convertible Notes, due 2007, outstanding at March 31, 2003. Interest on the 5½% Convertible Notes is payable semi-annually on March 1st and September 1st. The 5½% Convertible Notes were issued at 100% of principal value and are convertible into 2.0 million shares of common stock at the option of the holder at any time at a price of $85.20 per share. The 5½% Convertible Notes may be redeemed, in whole or in part, at our option at any time, and, through February 28, 2004, at an initial premium of 103.143% of the principal amount. The premium declines annually each March 1 thereafter to 100% of the principal amount of the notes at March 1, 2007.

     In the event of a change of control of Invitrogen, the holders of the 2¼% Convertible Notes and the 5½% Convertible Notes each have the right to require us to repurchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of the notes plus all accrued and unpaid interest.

     As of March 31, 2003, we had cash and cash equivalents of $494.3 million, short-term investments of $256.1 million, long-term investments of $223.7 million and working capital of $880.4 million, including restricted cash and investments of $13.3 million. Our funds are currently invested in overnight money market accounts, time deposits, commercial paper, corporate notes, municipal notes and bonds, U.S. treasury obligations and government agency notes. As of March 31, 2003, foreign subsidiaries in Brazil, Japan and New Zealand had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The U.S. dollar equivalent of these facilities totaled $6.3 million, of which none was outstanding at March 31, 2003.

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

CRITICAL ACCOUNTING POLICIES

     There were no significant changes in critical accounting policies or estimates from those at December 31, 2002.

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

     Changes in foreign currency exchange rates can affect our reported results of operations, which are reported in U.S. dollars. Based on the foreign currency rate in effect at the time of the translation of our non-U.S. results of operations into U.S. dollars, reported results could be different from prior periods even if the same amount and mix of our products were sold at the same local prices during the two periods. This will affect our reported results of operations, and also makes the comparison of our business performance in two periods more difficult. For example, our revenues for the three months ended March 31, 2003, were $180.6 million using applicable foreign currency exchange rates for that period. However, applying the foreign currency exchange rates in effect during the three months ended March 31, 2002 to our non-U.S. revenues for 2003 would result in $10.5 million less revenue for that period. These changes in currency exchange rates have affected, and will continue to affect, our reported results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     You should carefully consider the following risks, together with other matters described in this Form 10-Q or incorporated herein by reference in evaluating our business and prospects. If any of the following risks occurs, our business, financial condition or operating results could be harmed. In such case, the trading price of our securities could decline. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. Certain statements in this Form 10-Q (including certain of the following factors) constitute forward-looking statements.

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

     Our merger with Life Technologies and other businesses has required substantial investments in operations, product research and development, administration and sales and marketing. These are significant expenses. Our failure to manage successfully and coordinate the growth of the combined company could have an adverse impact on our revenues and profits. In addition, there is no guarantee that some of the businesses we have acquired will become profitable. Our subsidiary, InforMax, has incurred operating losses in most periods since its inception. We cannot be certain that InforMax will be able to generate sufficient revenues from sales of existing and new products to achieve or maintain profitability. Even if InforMax is able to achieve profitability, it may not be able to sustain profitability on a quarterly or annual basis. In addition, we previously have not been involved in the informatics software business, and there is no guarantee we will be successful in this industry through our subsidiary, InforMax.

Failure to integrate acquired businesses into our operations successfully could reduce our revenues and profits.

     We completed our merger with Life Technologies on September 14, 2000. In addition, since the beginning of 2000, we have acquired Research Genetics, Inc., Ethrog Biotechnologies, Ltd., Dexter Corporation, and InforMax, Inc., and we recently acquired substantially all of the assets of PanVera LLC. Our integration of the operations of InforMax, the PanVera business and other acquired companies and businesses will continue to require significant efforts, including the coordination of information technologies, research and development, sales and marketing, and manufacturing. We may find it difficult to integrate fully the operations of these acquired companies and businesses.

     Our U.S. headquarters are located in Carlsbad, California. As a result of our acquisitions, we have operations in Frederick, Maryland, Grand Island, New York and Madison, Wisconsin as well as locations throughout Europe and Asia-Pacific. Because our facilities are physically separated, it may be difficult for us to communicate effectively with, manage and integrate these employees and operations with the rest of Invitrogen. Such difficulties could seriously damage our operations and consequently our financial results.

     Management may have its attention diverted while trying to continue to integrate companies and businesses that we have acquired including our acquisition of PanVera LLC’s assets. Such diversion of management’s attention or difficulties in the transition process could have a harmful effect on our revenues and profits. If we are not able to integrate the operations of all these companies and businesses successfully, we may not be able to meet our expectations of future results of operations.

     Factors that will affect the success of our acquisitions include:

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

     The markets for our products are very competitive and price sensitive. Other life science research product suppliers, as well as certain customers, such as large pharmaceutical companies, have significant financial, operational, sales and marketing resources, and experience in research and development. These and other companies may have developed or could in the future develop new technologies that compete with our products or even render our products obsolete. If a competitor develops superior technology or cost-effective alternatives to our kits and other products, our business, operating results, and financial condition could be seriously harmed. In addition, demand for our products may weaken due to reduction in research and development budgets, loss of distributors and other factors identified in this Form 10-Q, which would have an adverse effect on our financial condition.

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

     A significant portion of our sales have been to researchers at academic institutions, government laboratories and private foundations whose funding is dependent upon grants from government agencies such as the U.S. National Institutes of Health (NIH) and similar domestic and international agencies. Although the level of research funding has increased during the past several years, we cannot assure you that this trend will continue. The NIH budget has increased approximately 15% in each of the past five years through fiscal 2003. Initial proposed increases for fiscal 2004 are significantly less than this amount. Government funding of research and development is subject to the political process, which is inherently fluid and unpredictable. Additionally, as the U.S. government continues to address program funding requirements in the current period of global unrest, including homeland security, any shift away from the funding of life sciences research and development may cause our customers to delay or forego purchases of our products. Our revenues may be adversely affected if our customers delay or cancel purchases as a result of these and other uncertainties or delays surrounding the approval of government budget proposals. Also, government proposals to reduce or eliminate budgetary deficits have sometimes included reduced allocations to the NIH and other government agencies that fund research and development activities. A reduction in government funding for the NIH or other government research agencies could seriously damage our business.

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

     Rapid technological change and frequent new product introductions are typical for the market for certain of our products and services. For example, prepackaged kits to perform research in particular cell lines and already-isolated genetic material only recently have come into widespread use among researchers. In addition, the market for the life science informatics products of our subsidiary, InforMax, is also in the midst of rapid technological change. Our future success will depend in part on continuous, timely development and introduction of new products that address evolving market requirements and are attractive to customers. We believe successful new product introductions provide a significant competitive advantage because customers make an investment of time in selecting and learning to use a new product, and are reluctant to switch thereafter. We spend significant resources on internal research and development as well as on technology developed elsewhere to support our effort to develop and introduce new products. To the extent that we fail to introduce new and innovative products, we could fail to obtain an adequate return on these investments and could lose market share to our competitors, which would be difficult or impossible to regain. An inability, for technological or other reasons, to develop successfully and introduce new products could reduce our growth rate or otherwise damage our business.

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

     We rely on third-party manufacturers to supply many of our raw materials, product components, and in some cases, entire products, none of which are material to our business. In addition, we have a single source for supplies of some raw materials and components to our products. Manufacturing problems may occur with these and other outside sources. If such problems occur, we cannot assure you that we will be able to manufacture our products profitably or on time.

Fluctuation in the price and supply of raw FBS could affect our business.

     The supply of raw FBS is sometimes limited because serum collection tends to be cyclical. This causes the price of raw FBS to fluctuate. The profit margins we achieve on finished FBS, one of our major products, have been unstable in the past because of the fluctuations in the price of raw FBS, and any increase in the price could adversely affect those profit margins. In addition, if we are unable to obtain an adequate supply of FBS, we may lose market share.

Violation of government regulations or voluntary quality programs could result in loss of sales and customers and additional expense to attain compliance.

     Certain cell culture products that our cell culture segment manufactures are labeled for in-vitro diagnostic use, or for human ex vivo tissue and cell culture processing applications, and as such are regulated by the U.S. Food and Drug Administration (FDA) as medical devices. As such, we must register with the FDA as a medical device manufacturer and comply with the Quality System Regulation (formerly known as current good manufacturing practice, or “GMP”). As a registered medical device manufacturer, we must also comply with other regulations such as regulations relating to Medical Device Reporting and Labeling. Failure to comply with these regulations can lead to sanctions by the FDA such as written observations made following inspections, warning letters, product recalls, fines, product seizures and consent decrees. If the FDA were to take such actions, the FDA’s observations, warnings, etc. would be available to the public. Such publicity could affect our ability to sell products labeled for in-vitro diagnostic use and our ability to sell products to industrial customers engaged in the manufacture of pharmaceuticals.

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

     In particular, in acquiring Dexter, we assumed certain of Dexter’s liabilities, ongoing disputes and litigation. These include environmental and warranty claims, among others. Unexpected results could cause our financial exposure in these matters to exceed stated reserves and insurance, requiring us to allocate additional funds and other resources to address these liabilities.

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

     A significant portion of our business is conducted in currencies other than the U.S. Dollar, which is our reporting currency. We recognize foreign currency gains or losses arising from our operations in the period incurred. As a result, currency fluctuations between the currencies in which we do business have caused and will continue to cause foreign currency transaction gains and losses. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures, and the potential volatility of currency exchange rates. We engage in limited foreign exchange hedging transactions to manage our foreign currency exposure, but we cannot assure you that our strategies will adequately protect our operating results from the full effects of exchange rate fluctuations.

     Several foreign countries in which we generate revenue have experienced somewhat unsteady economic conditions and significant devaluation in currencies. The economic situation in these regions may result in slower payments of outstanding receivable balances or even defaults. Our business could be damaged by weakness in the economies and currencies in these regions.

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

     Foreign Currency Transactions.  We have operations in Europe, Asia-Pacific and the Americas. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. Many of our reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in exchange rates because they may become worth more or less than they were worth at the time we entered into the transaction due to changes in exchange rates. Both realized and unrealized gains or losses in the value of these receivables and payables are included in the determination of net income. Realized and unrealized gains or losses on the value of financial contracts entered into to hedge the exchange rate exposure of these receivables and payables are also included in the determination of net income. Net currency exchange losses recognized on business transactions, net of hedging transactions, were $0.2 million and $0.8 million for the three months ended March 31, 2003 and 2002, respectively, and are included in other income and expense in the Consolidated Statements of Income.

     Our currency exposures vary, but are primarily concentrated in the Euro, British Pound Sterling and Japanese Yen. We currently use foreign currency forward contracts to mitigate foreign currency risk on non-functional currency receivables and payables. At March 31, 2003, we had $28.3 million in foreign currency forward contracts outstanding to hedge currency risk on specific receivables and payables. These contracts, which all settled on various dates through April 2003, effectively fixed the exchange rate at which these specific receivables and payables were to be settled, so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying receivables and payables. We currently do not enter into financial contracts to hedge foreign currency exchange risk on transactions forecasted to arise beyond 30 days, but we may choose to do so in the future.

     Commodity Prices.  Our exposure to commodity price changes relates to certain manufacturing operations that utilize certain commodities as raw materials. We manage our exposure to changes in those prices primarily through our procurement and sales practices.

     Interest Rates.  Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The fair value of our cash equivalents and marketable securities are subject to change as a result of potential changes in market interest rates and investment risk related to the issuers’ credit worthiness. We do not utilize financial contracts to manage our exposure to changes in interest rates. As of March 31, 2003, our cash equivalents and short-term investments were invested primarily in securities with maturities of less than three months and, as a result, the fair value of these securities approximated carrying value due to their short-term nature. The fair value of our long-term investments, however, is subject to change as a result of potential changes in market interest rates. At March 31, 2003, the fair value of our long-term investments did not differ materially from carrying value.

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

Item 4.    Controls and Procedures

(a)	Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of the evaluation date.

(b)	There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

     A review of certain litigation matters to which Invitrogen is a party is disclosed in the Notes to Consolidated Financial Statements. See “Notes to Consolidated Financial Statements – Note 7. Commitments and Contingencies.” We are also engaged in other legal actions arising in the ordinary course of our business and believe that the ultimate outcome of these actions will not have a material adverse effect on our business or financial condition.

Item 2.    Changes in Securities and Use of Proceeds

     None.

Item 3.    Defaults Upon Senior Securities

     None.

Item 4.    Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Stockholders of Invitrogen was held on April 23, 2003.

(b)	See (c) below.

(c)	PROPOSAL I. The following members of the Board of Directors were elected to serve for three years and until their successors are elected and qualified:

		Total Votes
	Total Votes for	Withheld from Each	Term
	Each Director	Director	Expires

James R. Glynn	42,976,687	154,919	2006
Donald W. Grimm	42,685,303	446,303	2006

The terms of office of the following directors also continued after such meeting:

Term
Expires

Bradley G. Lorimier, Chairman	2004
Raymond V. Dittamore	2004
David E. McCarty	2004
Balakrishnan S. Iyer	2005
William J. Mercer	2005
Jay M. Short	2005

PROPOSAL II. A proposal to ratify the appointment of Ernst & Young LLP as independent auditors of Invitrogen for the year ending December 31, 2003 was approved by 42,403,899 affirmative votes vs. 714,463 negative votes vs. 13,244 abstentions and broker non-votes.

Item 5.    Other Information

     None.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits: For a list of exhibits filed with this report, refer to the Index to Exhibits beginning on page 31.

(b)	The following reports on Forms 8-K were filed during the quarter ended March 31, 2003:

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVITROGEN CORPORATION

Date:	May 12, 2003	By:	/s/ C. Eric Winzer C. Eric Winzer Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

I, James R. Glynn, Chief Executive Officer, President and Chief Operating Officer of Invitrogen Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Invitrogen Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 12, 2003	By:	/s/ James R. Glynn James R. Glynn Chief Executive Officer, President and Chief Operating Officer

I, C. Eric Winzer, Chief Financial Officer of Invitrogen Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Invitrogen Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 12, 2003	By:	/s/ C. Eric Winzer C. Eric Winzer Chief Financial Officer

INDEX TO EXHIBITS

(In our Annual Report on Form 10-K for the Year Ended December 31, 2001, we numbered sequentially all of the material contracts that we had filed as of March 31, 2002. Since that time, we have continued to number sequentially any additional material contracts that we file for ease of reference.)

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

2.1	Agreement and Plan of Merger, by and between Invitrogen and Life Technologies, Inc., dated July 7, 2000.(1)

2.2	Agreement and Plan of Merger, by and between Invitrogen and Dexter Corporation, dated July 7, 2000.(1)

2.3	Agreement and Plan of Merger, by and between Invitrogen, Babcock, Inc. and InforMax, Inc., dated October 15, 2002.(2)

2.4	Agreement and Plan of Merger, by and among Invitrogen, INVO Merger Corporation, and NOVEX, dated June 14, 1999.(3)

2.5	Agreement and Plan of Merger, by and among Invitrogen, RG Merger Corporation, and Research Genetics, Inc., dated February 1, 2000.(4)

2.6	Asset Purchase Agreement by and among Vertex Pharmaceuticals Incorporated, PanVera LLC and Invitrogen Corporation, dated February 4, 2003.(5)

3.1	Restated Certificate of Incorporation of Invitrogen, as amended.(6)

3.2	Amended and Restated Bylaws of Invitrogen.(7)

3.3	Certificate of Correction to the Restated Certificate of Incorporation of Invitrogen, dated February 21, 2001.(8)

3.4	Certificate of Designation, Preferences and Rights of the Terms of the Series B Preferred Stock, dated March 27, 2001.(8)

4.1	Specimen Common Stock Certificate.(9)

4.2	5 1/2% Convertible Subordinated Notes Due 2007, Registration Rights Agreement, by and among Invitrogen, and Donaldson, Lufkin & Jenrette Securities Corporation et al., as Initial Purchasers, dated March 1, 2000.(10)

4.3	Indenture, by and between Invitrogen and State Street Bank and Trust Company of California, N.A., dated March 1, 2000.(10)

4.4	2 1/4% Convertible Subordinated Notes due 2006, Registration Rights Agreement, by and among Invitrogen and Credit Suisse First Boston Corporation et al., as Initial Purchasers, dated December 11, 2001.(11)

4.5	Indenture, by and between Invitrogen and State Street Bank and Trust Company of California, N.A. and Table of Contents of Indenture, including Cross-Reference Table to the Trust Indenture Act of 1989, dated December 11, 2001.(11)

10.1	License Agreement, by and between Molecular Chimerics Corporation and Invitrogen, dated May 10, 1990.(9)

10.2	Purchase Agreement, by and between Cayla and Invitrogen, as amended, effective as of July 1, 1994.(9)

10.3	1995 Invitrogen Stock Option Plan.(9)

10.4	1996 Novel Experimental Technology Stock Option/Stock Issuance Plan.(12)

10.5	1997 Invitrogen Stock Option Plan, as amended, and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder.(13)

10.6	License Agreement, by and between Sloan-Kettering Institute for Cancer Research and Invitrogen, dated January 22, 1997.(9)

10.8	Novel Experimental Technology Employee Stock Ownership Plan and Trust Agreement, as amended, effective as of April 1, 1997.(14)

10.10	Stock Purchase Agreement, by and among Invitrogen and MorphaGen, Inc., a Delaware Corporation, dated November 3, 1998.(9)

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

10.11	1998 Novel Experimental Technology Stock Option/Stock Issuance Plan.(12)

10.12	1998 Invitrogen Employee Stock Purchase Plan, as amended, and form of subscription agreement thereunder.(2)

10.13	Patent License Agreement, by and among F. Hoffmann-La Roche Ltd., Roche Molecular Systems, Inc. and Invitrogen, effective as of July 1, 1998.(9)

10.14	Assignment of Intellectual Property Conditional On Payment, by and between Molecular Biology Resources and Invitrogen, dated May 31, 1999.(15)

10.16	Lease, by and between CalWest Industrial Properties, LLC, a California limited liability company, and Invitrogen, dated as of May 31, 2001.(11)

10.17	Lease, by and between Blackmore Signal Hill, a California Limited Partnership, and Invitrogen, dated October 7, 1999.(16)

10.18	Lease, by and between Blackmore Lot 99 Investment, a California Limited Partnership, and Invitrogen, dated December 20, 1999.(16)

10.21	5 1/2% Convertible Subordinated Note Due 2007.(16)

10.22	5 1/2% Convertible Subordinated Notes due 2007, Purchase Agreement, dated February 25, 2000.(16)

10.24	Contract of Sale, by and between Invitrogen and Human Genome Sciences, Inc., dated March 7, 2001.(8)

10.26	2 1/4% Convertible Subordinated Notes due 2006.(11)

10.27	2 1/4% Convertible Subordinated Notes due 2006, Purchase Agreement, dated December 11, 2001.(11)

10.31	Change in Control Agreement, by and between Invitrogen and Victor N. Nole, Jr., dated June 1, 2001.(17)

10.32	Change in Control Agreement, by and between Invitrogen and John D. Thompson, dated June 1, 2001.(17)

10.34	Rights Agreement, by and between Invitrogen and Fleet National Bank Rights Agent, dated February 27, 2001.(18)

10.35	2000 Nonstatutory Stock Option Plan, as amended and restated on July 19, 2001.(19)

10.36	Letter to Mr. Raymond Dittamore, regarding Non-Employee Director Compensation, dated November 5, 2001.(19)

10.37	Invitrogen 401(k), as amended and restated, effective as of January 1, 2002.(11)

10.38	Settlement and Retention Agreement, by and between Invitrogen and C. Eric Winzer, dated as of May 31, 2002.(20)

10.39	Settlement and Retention Agreement, by and between Invitrogen and Daryl J. Faulkner, dated as of May 31, 2002.(20)

10.40	Change in Control Agreement, by and between Invitrogen and Daryl J. Faulkner, dated as of May 31, 2002.(20)

10.41	Change in Control Agreement, by and between Invitrogen and C. Eric Winzer, dated as of May 31, 2002.(20)

10.42	Promotion and Relocation Letter, by and between Invitrogen and Daryl J. Faulkner, dated May 31, 2002.(20)

10.43	Promotion and Relocation Letter, by and between Invitrogen and C. Eric Winzer, dated May 31, 2002.(20)

10.44	Settlement and Retention Agreement, by and between Invitrogen and John A. Cottingham, dated as of June 7, 2002.(20)

10.45	Change in Control Agreement, by and between Invitrogen and John A. Cottingham, dated as of June 7, 2002.(20)

10.46	Form of Secured Promissory Note under Invitrogen’s Employee Relocation Guidelines.(20)

10.47	Form of Deed of Trust with Assignment of Rents under Invitrogen’s Employee Relocation Guidelines.(20)

10.48	Form of Addendum to Deed of Trust with Assignment of Rents under Invitrogen’s Employee Relocation Guidelines.(20)

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

10.49	Form of Employee Relocation Guidelines under Invitrogen’s Employee Relocation Guidelines.(20)

10.50	Settlement Agreement between Invitrogen and Daryl J. Faulkner dated September 9, 2002.(21)

10.51	Executive Employment and Severance Agreement, by and between Invitrogen and James R. Glynn, effective as of December 5, 2002.(22)

10.52	Confidential Separation Agreement and General Release of All Claims, by and between Invitrogen and Lyle C. Turner, dated December 13, 2002. (22)

10.53	Independent Contractor Services Agreement, by and between Invitrogen and Lyle C. Turner dated December 13, 2002. (22)

10.54	University Research Park Ground Lease, by and between University Research Park Inc. and PanVera Corporation, dated as of October 1, 1998.

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-43674). Original 1998 Invitrogen Employee Stock Purchase Plan (“Plan”) and form of subscription agreement thereunder are incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-68665) and amendment to Plan is incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-43674).

(2)	Incorporated by reference to the Registrant’s Report on Schedule TO filed on October 25, 2002.

(3)	Incorporated by reference to Registrant’s Registration Statement on Form S-4 (File No. 333-82593).

(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on March 30, 2001 (File No. 000-25317)

(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on April 11, 2003 (File No. 000-25317)

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2000 (File No. 000-25317).

(7)	The Amended and Restated Bylaws are incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-68665). A further amendment to the Bylaws adopted by a Resolution of the Board of Directors dated July 19, 2001 is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2001 (File No. 000-25317).

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2001 (File No. 000-25317).

(9)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-68665).

(10)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-37964).

(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2001 (File No. 000-25317), as amended.

(12)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-87085).

(13)	The 1997 Stock Option Plan, as amended and restated, is attached to Registrant’s Quarterly Report on Form 10-Q for the Quarterly period ended September 30, 2002 (File No. 000-25317). The forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement under the 1997 Stock Option Plan incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-43674).

(14)	Incorporated by reference to Registrant’s Registration Statement on Form S-1/A (File No. 333-87085).

(15)	Incorporated by Reference Registrant’s Registration Statement on Form S-4 (File No. 333-82593).

(16)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2000, (File No. 000-25317).

(17)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2001 (File No. 000-25317).

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 30, 2001 (File No. 000-25317).

(19)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2001 (File No. 000-25317).

(20)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2002 (File No. 000-25317).

(21)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2002 (File No. 000-25317).

(22)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 20002 (File No. 000-25317).