Form 10-Q
period 2003-06-30
INVITROGEN CORP
filed 2003-08-07
CIK 1073431

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes   [X]      or   No   [   ]

As of July 31, 2003 there were 50,257,279 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS
EXHIBIT 10.55
EXHIBIT 10.56
EXHIBIT 10.57
EXHIBIT 10.58
EXHIBIT 10.59
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

INVITROGEN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value data)

	June 30,	December 31,
	2003	2002

ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$541,070	$537,817
Short-term investments	308,107	184,188
Restricted cash and investments	6,883	9,370
Trade accounts receivable, net of allowance for doubtful accounts of $4,474 and $4,431, respectively	119,021	95,104
Inventories	98,045	85,531
Deferred income taxes	35,119	28,679
Prepaid expenses and other current assets	29,162	27,762

Total current assets	1,137,407	968,451
Property and equipment, net	149,000	136,151
Goodwill	764,062	768,459
Intangible assets, net	383,289	344,180
Long-term investments held-to-maturity	165,842	338,488
Other assets	60,504	59,237

Total assets	$2,660,104	$2,614,966

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term obligations	$165	$2,456
Accounts payable	19,341	20,430
Accrued expenses and other current liabilities	88,818	87,591
Income taxes	19,226	30,478

Total current liabilities	127,550	140,955
Long-term obligations, deferred credits and reserves	18,577	24,664
Pension liabilities	22,648	21,997
Deferred income tax liabilities	119,382	108,737
21/4% Convertible Subordinated Notes due 2006	500,000	500,000
51/2% Convertible Subordinated Notes due 2007	172,500	172,500

Total liabilities	960,657	968,853

Minority interest	3,987	3,503

Commitments and contingencies
Stockholders’ Equity:
Preferred stock; $0.01 par value, 6,405,884 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value, 125,000,000 shares authorized; 53,399,883 and 53,268,496 shares issued, respectively	534	533
Additional paid-in-capital	1,874,916	1,871,795
Deferred compensation	(2,790)	—
Accumulated other comprehensive income	30,919	14,906
Accumulated deficit	(110,781)	(144,624)
Less cost of treasury stock; 3,221,009 shares and 3,296,009 shares, respectively	(97,338)	(100,000)

Total stockholders’ equity	1,695,460	1,642,610

Total liabilities and stockholders’ equity	$2,660,104	$2,614,966

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Revenues	$192,387	$164,290	$373,029	$324,179
Cost of revenues	73,510	67,594	144,963	135,530

Gross margin	118,877	96,696	228,066	188,649

Operating Expenses:
Sales and marketing	39,049	30,175	74,868	59,637
General and administrative	22,817	16,682	42,661	32,310
Research and development	12,564	7,683	23,189	15,317
Other purchased intangibles amortization	18,831	16,072	35,507	32,143
Business integration costs	73	14,527	393	15,890

Total operating expenses	93,334	85,139	176,618	155,297

Income from operations	25,543	11,557	51,448	33,352

Other income (expense):
Interest income	5,860	6,852	12,034	12,933
Interest expense	(6,213)	(6,057)	(12,702)	(12,084)
Other income (expense), net	613	(680)	336	(807)

Total other income and expense, net	260	115	(332)	42

Income before provision for income taxes and minority interest	25,803	11,672	51,116	33,394
Provision for income taxes	(8,387)	(3,308)	(16,664)	(10,309)
Minority interest	(485)	(301)	(609)	(503)

Net income	$16,931	$8,063	$33,843	$22,582

Earnings per common share:
Basic	$0.34	$0.15	$0.68	$0.43

Diluted	$0.34	$0.15	$0.67	$0.42

Weighted average shares used in per share calculation:
Basic	50,057	53,104	50,028	53,063
Diluted	50,462	53,401	50,352	53,445

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)(Unaudited)

	For the Six Months Ended
	June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,843	$22,582
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of businesses acquired and divested:
Depreciation	12,246	9,342
Amortization of intangible assets	37,093	33,727
Deferred income taxes	(15,151)	(12,257)
Non-cash business integration costs	—	9,510
Other non-cash amortization and adjustments	8,780	5,292
Changes in operating assets and liabilities:
Restricted cash	—	7,965
Trade accounts receivable	(19,812)	(12,733)
Inventories	(2,857)	(3,873)
Prepaid expenses and other current assets	(1,563)	(3,940)
Other assets	338	(971)
Accounts payable	(1,982)	946
Accrued expenses and other current liabilities	4,537	(554)
Income taxes	6,336	9,366

Net cash provided by operating activities	61,808	64,402

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of held-to-maturity securities	178,540	257,717
Purchases of held-to-maturity securities	(125,238)	(435,972)
Proceeds from sale of held-to-maturity securities	—	969
Net cash received from (paid for) business combinations	(105,106)	1,146
Payment received on note receivable	—	261
Purchases of property and equipment	(13,264)	(30,804)
Proceeds from sale of property, plant and equipment	2,695	235
Payments for intangible assets	(100)	(600)

Net cash used in investing activities	(62,473)	(207,048)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net principal payments on lines of credit	—	(2,585)
Principal payments on long-term obligations	(2,304)	(359)
Proceeds from sale of common stock	2,568	2,514
Purchase of treasury stock	(5,354)	—

Net cash used in financing activities	(5,090)	(430)
Effect of exchange rate changes on cash	9,008	9,808

Net increase (decrease) in cash and cash equivalents	3,253	(133,268)
Cash and cash equivalents, beginning of period	537,817	878,214

Cash and cash equivalents, end of period	$541,070	$744,946

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

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

2. Business Combinations and Integrations

PanVera Asset Acquisition

     On March 28, 2003, Invitrogen completed its acquisition of products and technology rights from PanVera LLC, a wholly-owned subsidiary of Vertex Pharmaceuticals, Inc. The products and rights acquired include biochemical and cellular assay capabilities and PanVera’s commercial portfolio of proprietary reagents, probes and proteins. As part of the transaction, Invitrogen also acquired PanVera’s research, development and manufacturing facility in Madison, Wisconsin. The transaction has been accounted for as a purchase, and, accordingly, the results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. Invitrogen paid $93.2 million in cash, $6.3 million into an escrow account that was used to pay off debt assumed, $1.3 million to acquire equipment under operating leases and $1.4 million in closing costs. The remaining, unpaid closing costs of $0.4 million as of June 30, 2003, are expected to be paid during the next three months in 2003. Invitrogen has also accrued for $1.7 million to be paid for final balance sheet adjustments for a total purchase price of $103.9 million. We are still completing the review of the purchase price allocation and, on a preliminary basis, the excess of purchase price over the acquired net tangible assets was $73.9 million at June 30, 2003, of which $70.3 million has been allocated to purchased intangibles to be amortized over a weighted average life of 8 years and $3.6 million has been allocated to goodwill in the Consolidated Balance Sheets.

     Invitrogen’s announced integration plan, which is subject to ongoing review, includes the termination of 7 employees. Costs necessary to integrate the businesses of Invitrogen and PanVera that are expected to benefit future operations are expensed as business integration costs after management has completed and approved the restructuring plans and associated costs. No such costs were recognized during the three months ended June 30, 2003, and future expenses, mainly for retention, are expected to be minimal. As of June 30, 2003, Invitrogen had $0.2 million remaining in accrued merger and restructuring related costs that are included in accrued expenses and other current liabilities in the Consolidated Balance Sheets. Activity for accrued acquisition and business integration costs for the six months ended June 30, 2003 is as follows:

	Opening Balance		Balance at June 30,
(in thousands)(unaudited)	Sheet Accruals	Amounts Paid in Cash	2003

Severance and related employee charges	$231	$(61)	$170
Direct costs of the acquisition	1,832	(1,450)	382

	$2,063	$(1,511)	$552

     The following unaudited pro forma information assumes that the acquisition of PanVera assets and underlying business occurred on January 1, 2002. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the acquisition been in effect on January 1, 2002, or of future results of operations. The unaudited pro forma results for the three and six months ended June 30, 2002 and six months ended June 30, 2003 are as follows:

	For the Three
	Months Ended	For the Six Months
(in thousands, except per share data)(unaudited)	June 30,	Ended June 30,

	2002(1)	2003	2002(1)

Revenues	$176,115	$376,941	$350,187
Net income	10,093	31,456	24,915
Earnings per share:
Basic	$0.19	$0.63	$0.47
Diluted	$0.19	$0.62	$0.47

(1)	Included in revenues for the PanVera acquired business are $4.3 million and $10.5 million for the three and six months ended June 30, 2002, respectively, for the sale of perpetual licenses. These revenues are not expected to recur in 2003.

InforMax Integration

     Invitrogen completed its review of acquired intangible assets related to its December 6, 2002, acquisition of InforMax, Inc., and has allocated $6.6 million to purchased intangibles as of June 30, 2003, to be amortized over three years. The excess of purchase price over the acquired net assets was $4.0 million at June 30, 2003, and has been recorded as goodwill in the Consolidated Balance Sheets. This excess is subject to change pending the outcome of negotiations on certain current leases held by InforMax that Invitrogen determined to be unnecessary for future operations, and negotiations to sublease those properties. At the time InforMax was acquired by Invitrogen, InforMax held nine leases in five cities, with future minimum lease commitments, net of sublease income that totaled $20.5 million. As of June 30, 2003, the Company has subleased four of the leases, partially terminated two leases, and reduced net future lease commitments for the remaining unused leases to $10.0 million.

     Invitrogen’s management has approved an integration plan which included the termination of 50 employees, the relocation or transfer to other sites of 104 employees mainly to our Frederick, Maryland facility and the closure of duplicate facilities in Maryland. Costs necessary to integrate the businesses of Invitrogen and InforMax that are expected to benefit future operations are expensed as business integration costs after management has completed and approved the restructuring plans and associated costs. Restructuring costs totaled $0.1 million and $0.4 million for the three and six months ended June 30, 2003, respectively, and have been recognized as expense in business integration costs in the consolidated Statements of Income. Additional business integration costs associated with Invitrogen’s ongoing integration of InforMax are estimated to be $0.1 million during the remainder of 2003, principally for retention and costs to close facilities. As of June 30, 2003, Invitrogen had $0.6 million remaining in accrued merger and restructuring related costs that are included in accrued expenses and other current liabilities in the Consolidated Balance Sheets. Activity for accrued merger and business integration costs for the six months ended June 30, 2003 is as follows:

	Balance at December	Net Amount Charged	Adjustments to		Balance at June 30,
(in thousands)(unaudited)	31, 2002	to Expense	Goodwill	Amounts Paid in Cash	2003

Severance, retention and related employee charges	$1,839	$65	$250	$(1,604)	$550
Other costs to close facilities	100	328	—	(329)	99
Direct costs of the merger	221	—	202	(423)	—

	$2,160	$393	$452	$(2,356)	$649

3. Segment Information

     Invitrogen operates in two business segments, a Molecular Biology segment and a Cell Culture segment. Unaudited segment information is as follows:

			Corporate
	Molecular	Cell	And
(in thousands) (unaudited)	Biology	Culture	Unallocated(1)	Total

Three Months Ended June 30, 2003
Revenues from external customers	$119,780	$72,607	$—	$192,387
Income (loss) from operations	$30,340	$22,872	$(27,669)	$25,543
Three Months Ended June 30, 2002
Revenues from external customers	$108,526	$55,764	$—	$164,290
Income (loss) from operations	$29,852	$17,182	$(35,477)	$11,557
Six Months Ended June 30, 2003
Revenues from external customers	$236,152	$136,877	$—	$373,029
Income (loss) from operations	$60,509	$41,641	$(50,702)	$51,448
Six Months Ended June 30, 2002
Revenues from external customers	$216,292	$107,887	$—	$324,179
Income (loss) from operations	$58,904	$30,987	$(56,539)	$33,352

(1) Unallocated items for the three months ended June 30, 2003 and 2002, include costs for purchase accounting inventory revaluations of $1.7 million and $0, amortization of purchased intangibles of $18.8 million and $16.1 million, amortization of deferred compensation of $0 and $34,000, and business integration costs of $0.1 million and $14.5 million, respectively. Unallocated items for the six months ended June 30, 2003 and 2002, include costs for purchase accounting inventory revaluations of $1.7 million and $0, amortization of purchased intangibles of $35.5 million and $32.1 million, amortization of deferred compensation of $0 and $0.1 million, and business integration costs of $0.4 million and $15.9 million, respectively. These items are not allocated by management for purposes of analyzing the operations since they are principally non-cash or other costs resulting primarily from business restructuring or purchase accounting that are separate from ongoing operations.

     Invitrogen has no intersegment revenues. Also, Invitrogen does not currently segregate assets by segment as a significant portion of Invitrogen’s total assets are shared or non-segment assets which Invitrogen does not assign to its two operating segments. Invitrogen has determined that it is not useful to assign its shared assets to its Molecular Biology and Cell Culture segments.

4. Inventories

     Inventories include material, labor and overhead costs and consist of the following:

	June 30,	December 31,
(in thousands)	2003	2002

	(Unaudited)
Raw materials and components	$13,946	$15,291
Work in process	12,937	7,830
Finished goods	71,162	62,410

	$98,045	$85,531

5. Accumulated Depreciation and Amortization

     Accumulated depreciation and amortization of property and equipment was $57.2 million and $44.0 million at June 30, 2003 and December 31, 2002, respectively. Accumulated amortization of intangible assets was $191.1 million and $154.4 million at June 30, 2003 and December 31, 2002, respectively.

6. Computation of Earnings Per Common Share

     Basic earnings per share was computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if net income were divided by the weighted average number of common shares, plus potential common shares from outstanding stock options and contingently issuable restricted stock plus the conversion of convertible subordinated debt where the effect of those securities is dilutive. Diluted earnings per share does not consider the impact of the conversion of convertible subordinated debt in 2003 or 2002 as its inclusion would be anti-dilutive for the respective periods. The computations for basic and diluted earnings per share are as follows:

	Income	Shares	Earnings
(in thousands, except per share amounts)(unaudited)	(Numerator)	(Denominator)	Per Share

Three Months Ended June 30, 2003
Basic earnings per share:
Net income	$16,931	50,057	$0.34

Diluted earnings per share:
Dilutive stock options	—	378
Contingently issuable restricted stock	—	27

Net income plus assumed conversions	$16,931	50,462	$0.34

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		3,440
21/4% Convertible Subordinated Notes due 2006		5,807
51/2 % Convertible Subordinated Notes due 2007		2,025
Three Months Ended June 30, 2002
Basic earnings per share:
Net income	$8,063	53,104	$0.15

Diluted earnings per share:
Dilutive stock options	—	297

Net income plus assumed conversions	$8,063	53,401	$0.15

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		4,275
21/4% Convertible Subordinated Notes due 2006		5,807
51/2 % Convertible Subordinated Notes due 2007		2,025
Six Months Ended June 30, 2003
Basic earnings per share:
Net income	$33,843	50,028	$0.68

Diluted earnings per share:
Dilutive stock options	—	310
Contingently issuable restricted stock	—	14

Net income plus assumed conversions	$33,843	50,352	$0.67

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		4,425
21/4% Convertible Subordinated Notes due 2006		5,807
51/2 % Convertible Subordinated Notes due 2007		2,025
Six Months Ended June 30, 2002
Basic earnings per share:
Net income	$22,582	53,063	$0.43

Diluted earnings per share:
Dilutive stock options	—	382

Net income plus assumed conversions	$22,582	53,445	$0.42

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		4,148
21/4% Convertible Subordinated Notes due 2006		5,807
51/2 % Convertible Subordinated Notes due 2007		2,025

7. Comprehensive Income

     Total comprehensive income is determined as follows:

	For the Three Months		For the Six Months Ended
(in thousands)(unaudited)	Ended June 30,		June 30,

	2003	2002	2003	2002

Net income	$16,931	$8,063	$33,843	$22,582
Unrealized gain on investments	273	—	273	—
Foreign currency translation adjustments	14,362	18,042	15,739	16,308

Total comprehensive income	$31,566	$26,105	$49,855	$38,890

8. Commitments and Contingencies

Letters of Credit

     Invitrogen had outstanding letters of credit at June 30, 2003, totaling $7.2 million to support liabilities associated with Invitrogen’s self-insured workmen’s compensation programs, which are reflected in other current liabilities and long-term deferred credits and reserves in the Consolidated Balance Sheets at June 30, 2003.

     Invitrogen also had outstanding letters of credit at June 30, 2003, totaling $1.7 million to support its building lease requirements.

Environmental Liabilities

     Invitrogen assumed certain environmental exposures as a result of its merger with Dexter Corporation in 2000. Invitrogen recorded reserves to cover estimated environmental costs. The environmental reserves, which are not discounted, were $7.8 million at June 30, 2003, and included current reserves of $0.5 million, which are estimated to be paid during the next year, and long-term reserves of $7.3 million. In addition, Invitrogen has an insurance policy for these assumed environmental exposures. Based upon currently available information, Invitrogen believes that it has adequately provided for these environmental exposures and that the outcome of these matters will not have a material adverse effect upon the consolidated financial position, results of operations or cash flows of Invitrogen in the future.

Litigation

     In September 1999, Life Technologies, Inc., which has now been merged into Invitrogen, submitted a report in connection with a voluntary disclosure to the Department of Veterans Affairs (“VA”) regarding matters involving the management of Life Technologies’ Federal Supply Schedule contract with the VA that had been in effect since April 1992. As part of the disclosure, Life Technologies offered to provide a refund to the government in the amount of $3.9 million. Life Technologies made a cash payment of $1.1 million to the VA and Invitrogen assumed an accrued liability of $2.8 million upon our merger with Life Technologies at September 14, 2000. In July 2001 the VA Office of Inspector General advised Invitrogen of its position that a refund of $10.8 million, in addition to the $3.9 million refund previously offered, should be paid by Invitrogen to the government. Invitrogen has reiterated its position to the Office of Inspector General and requested that the dispute be resolved through the standard contract dispute resolution mechanisms of the VA. The government informed Invitrogen on February 25, 2002, that the VA had referred the matter to the Civil Division of the Department of Justice. Invitrogen entered into a tolling agreement dated March 15, 2002, that tolls certain claims to a defense based on the statute of limitations. This agreement has now been extended several times and will expire on August 22, 2003. There can be no assurance that Invitrogen will prevail in contesting the government’s determination. In the year following the merger with Life Technologies, Invitrogen adjusted its accrued liability to reflect the full amount claimed by the VA, which was recorded as an adjustment to goodwill and included in intangible assets in the accompanying Consolidated Balance Sheets.

     On July 23, 2003 we received a letter from the Commercial Litigation Branch of the U.S. Department of Justice regarding our dispute with the U.S. Department of Veterans Affairs. The Department of Justice has reaffirmed the claim of the Department of Veterans Affairs and has indicated that if the case is not settled they anticipate recommending that a complaint be filed against the Company within the next few weeks.

     Apart from the matters above, Invitrogen is subject to other potential liabilities under government regulations and various claims and legal actions which are pending or may be asserted. These matters have arisen in the ordinary course and conduct of Invitrogen’s business, as well as through acquisitions, and some are expected to be covered, at least partly, by insurance. Estimated amounts for claims that are probable and can be reasonably estimated are reflected as liabilities of Invitrogen. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters which are pending or may be asserted could be decided unfavorably to Invitrogen. Although the amount of liability at June 30, 2003, with respect to these matters cannot be ascertained, Invitrogen believes that any resulting liability should not materially affect Invitrogen’s consolidated financial statements.

9. Employee Stock Plans

     Invitrogen accounts for its employee stock option plans and employee stock purchase plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). Accordingly, no compensation cost has been recognized for the fixed stock option plans or stock purchase plan under the fair value recognition provisions of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if Invitrogen had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. Invitrogen has reevaluated the method by which the tax effect on pro-forma stock-based compensation is calculated for the three and six months ended June 30, 2003. The 2002 comparative amounts have been adjusted to conform to the current year’s methodology.

	For the Three Months Ended		For the Six Months Ended
(in thousands)(unaudited)	June 30,		June 30,

	2003	2002	2003	2002

Net income, as reported	$16,931	$8,063	$33,843	$22,582
Add: Stock-based compensation expense included in reported net income, net of related tax effects	40	35	40	116
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,553)	(7,651)	(17,882)	(15,603)

Pro forma net income	$9,418	$447	$16,001	$7,095

Earnings per share:
Basic – as reported	$0.34	$0.15	$0.68	$0.43

Basic – pro forma	$0.19	$0.01	$0.32	$0.13

Diluted – as reported	$0.34	$0.15	$0.67	$0.42

Diluted – pro forma	$0.19	$0.01	$0.32	$0.13

10. Recent Accounting Pronouncements

     In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement amends Statement 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, in connection with other Board projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative. The adoption of this Statement is not expected to have a significant impact on the Company’s consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. The Company does not believe that the adoption of this Statement will have a significant impact on the Company’s consolidated financial statements.

11. Subsequent Events

     On July 2, 2003, the Company announced that it had signed a definitive agreement to acquire Molecular Probes, Inc., in an all cash transaction for approximately $325 million. The transaction has been approved by the boards of directors of both companies and is anticipated to close, subject to regulatory review, in the third quarter of 2003.

     On August 1, 2003, the Company issued $325 million principal amount of 2% senior convertible notes (the “2% Senior Convertible Notes”) due August 1, 2023 to certain qualified institutional buyers. After expenses, the Company received net proceeds of approximately $316.1 million. Interest on the 2% Senior Convertible Notes is payable semi-annually on February 1st and August 1st. In addition to the coupon interest of 2%, additional interest of 0.35% of the market value of the notes may be required to be paid beginning August 1, 2010 if the market value of the notes during specified testing periods is 120% or more of the principal value. The 2% Senior Convertible Notes were issued at 100% of principal value, and are convertible into 4.8 million shares of common stock at the option of the holder upon the occurrence of certain events at a price of $68.24 per share. The 2% Senior Convertible Notes may be redeemed, in whole or in part, at the Company’s option on or after August 1, 2010 at 100% of the principal amount. In addition, the holders of the 2% Senior Convertible Notes may require the Company to repurchase all or a portion of the 2% Senior Convertible Notes for 100% of the principal amount, plus accrued interest, on August 1, 2010, August 1, 2013, and August 1, 2018. The Company also has granted the initial purchasers the option to purchase by August 14, 2003, up to an additional $48.8 million aggregate principal amount of notes.

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

OVERVIEW
We develop, manufacture, and market products for the life sciences markets. We derive our revenue from the sale of our products, services and technology. We offer a full range of Molecular Biology products that enable researchers to understand the molecular basis of life and potential mechanisms of disease, as well as to identify attractive targets for drug development. Our Cell Culture products are used to support the research activities, clinical development and commercial production of biopharmaceuticals. We sell our products to corporate, government, and academic entities.

Our vision is to become the preeminent partner and supplier for organizations engaged in disease research, drug discovery and commercial bio-production. Our strategies to achieve this vision are focused on four principal areas: innovation and new product development; focused acquisitions; operational excellence; and sales and distribution.

•	Innovation and New Product Development

We place a great emphasis on the development of new products for the life sciences research and biopharmaceutical production markets. Historically, many of our new products have been based on technologies that we have in-licensed from academic institutions and other organizations, These technologies are transformed into products by our R&D team to create high value kits, reagents and other products, many of which address bottlenecks in research or drug discovery laboratories. We have a dedicated group of individuals focused on in-licensing technologies from academic and government institutions, as well as biotechnology and pharmaceutical companies.

While we expect to continue the development of new products based on in-licensed technologies, we also plan to increase our own level of innovation through significant increases in our R&D investment. We plan to focus our technology and new product development efforts on the development of products that will continue to position Invitrogen as the preferred provider of the tools most needed to conduct disease research, drug development, and the production of bio-engineered protein drugs.

•	Focused Acquisitions

We actively and selectively seek to acquire and integrate companies, technologies, or product lines that will move Invitrogen toward the attainment of our corporate vision. Generally, these acquisitions are focused on complementary products and technologies, trusted brand names, strong market positions, and strong intellectual property positions.

We have acquired ten companies since we became a public company in 1999. Our most significant acquisitions include Life Technologies, NOVEX, Research Genetics, and InforMax. We also recently purchased certain products and technology rights of PanVera and Genicon Sciences, which broadened our product offering for proteomics and cell biology research, as well as drug discovery. In addition, we have recently agreed to acquire

Molecular Probes, Inc., although consummation of this acquisition is subject to a number of conditions and there can be no assurance we will be able to consummate it. Our acquisition of the products and technology of Pan Vera and Genicon Sciences and our pending acquisition of Molecular Probes allow us to participate more fully in the later stages of the drug discovery process. To support our acquisition and business development strategy we have a dedicated staff of approximately 20 individuals focused on these efforts.

•	Operational Excellence

Invitrogen’s growth to its industry leadership position has been based on excellence in many operational and technological areas. Generally, we believe our performance in these areas is equivalent or superior to the performance of companies offering competing products in our industry. However, we believe Invitrogen can extend its industry leadership position by implementing a program of continuous operational improvement.

•	Sales and Distribution

•	Multi-national sales footprint. We have developed a world-class sales and distribution network with sales in approximately seventy countries throughout the world. The majority of our sales activities are conducted through a dedicated direct sales organization located in the United States and a number of foreign countries. Many of our sales-people possess degrees in molecular biology, biochemistry or related fields. Our sales force has a proven track record for selling and distributing our products.

In a number of foreign countries where we do not have a direct sales organization we sell our products via subsidiaries and distributors. These distributors are located primarily in selected territories in Europe, the Middle East, South America and Asia. We may choose in the future to establish a direct sales organization in these and additional territories.

•	High customer satisfaction. Our sales, marketing, customer service and technical support staffs work well together to provide our customers exceptional service for our products, and we have been highly rated in customer satisfaction surveys. We expect that our reputation in this area will help us attract new customers and increase sales to existing customers.

•	Rapid product delivery. We have the ability to ship typical orders on a same-day or next-day basis. We intend to use this ability to provide convenient service to our customers to generate additional sales.

We focus our business on two principal segments:

•	Molecular Biology. We are a leading supplier of biological discovery products that simplify and improve gene cloning, gene expression, and gene analysis techniques. We also supply a full range of related molecular biology products including enzymes, nucleic acids, other biochemicals and reagents, and informatics software.

•	Cell Culture. We are also a leading supplier of biological production products such as sera, cell and tissue culture media and reagents used in both life sciences research and in biological manufacturing processes that grow cells in order to produce biological therapeutic products.

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

     We manufacture the majority of our products in our manufacturing facilities in Carlsbad, California; Frederick, Maryland; Grand Island, New York; Madison, Wisconsin; Auckland, New Zealand; Newcastle, Australia and Inchinnan, Scotland. We also have manufacturing facilities in Japan, Brazil, and Israel. In addition, we purchase products from third-party manufacturers for resale.

     We conduct research activities in the United States and New Zealand and business development activities around the world. As part of these activities we actively seek to license intellectual property from academic, government, and commercial institutions.

     Our revenues have increased significantly since our inception. The increase in our revenues has been due to several factors: acquisitions; the continued growth of the market for gene identification, cloning, expression, and analysis kits, cell culture products and other products and related services; increasing market acceptance of these kits and products; our introduction of new research kits and products for gene identification, cloning, expression, and analysis; our ability to increase prices; and the expansion of our direct sales and marketing efforts. We plan to continue to introduce new research kits, as we believe continued new product development and rapid product introduction is a critical competitive factor in the market for molecular biology research kits. We also plan to continue to grow our business through acquisitions.

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

     On March 28, 2003, we completed our acquisition of products and technology rights from PanVera LLC, a wholly-owned subsidiary of Vertex Pharmaceuticals, Inc. Based in Madison, Wisconsin, our PanVera business provides products and services that are designed to accelerate the discovery of new medicines by the pharmaceutical and biopharmaceutical industries. Through this transaction, we have acquired PanVera’s biochemical and cellular assay capabilities and its commercial portfolio of proprietary reagents, probes and proteins. As part of the transaction, we have also acquired PanVera’s research, development and manufacturing facility in Madison. We plan to expand the sale of PanVera products to target a broader market, including academic and government researchers. The transaction has been accounted for as a purchase, and, accordingly, the results of operations have been included in the accompanying consolidated financial statements in the Molecular Biology segment from the date of acquisition.

     On December 6, 2002, we completed our acquisition of all outstanding shares of common stock of InforMax, Inc., a provider of a multi-application suite of data access, analysis and presentation software for life science applications. The transaction has been accounted for as a purchase, and, accordingly, the results of operations have been included in the accompanying consolidated financial statements in the Molecular Biology segment from the date of acquisition.

     In July 2003, we signed a definitive agreement to acquire Molecular Probes, Inc., a privately-held corporation based in Eugene, Oregon and a provider of fluorescence-based technologies for use in labeling molecules for biological research and drug discovery. The transaction is anticipated to close, subject to a number of conditions including regulatory review, in the third quarter of 2003. After the transaction closes the results of Molecular Probes will be reported in the Molecular Biology segment.

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

     We anticipate that our results of operations may fluctuate on a quarterly and annual basis and will be difficult to predict. The timing and degree of fluctuation will depend upon several factors, including those discussed under “Risk Factors that may Affect Future Results.” In addition, our results of operations could be affected by the timing of orders from distributors and the mix of sales between distributors and our direct sales force. Although we have experienced growth in recent years, we cannot assure you that we will be able to sustain revenue growth or maintain profitability on a quarterly or annual basis or that our growth will be consistent with predictions made by securities analysts.

RESULTS OF OPERATIONS

Business Segment Highlights for the Three and Six Months Ended June 30, 2003 and 2002.

			Corporate
	Molecular	Cell	And
(dollars in thousands)(unaudited)	Biology	Culture	Unallocated(1)	Total

Segment Results for the Three Months Ended June 30, 2003
Revenues from external customers	$119,780	$72,607	$—	$192,387

Gross margin	82,514	38,019	(1,656)	118,877

Gross margin as a percentage of revenues	69%	52%		62%
Selling, administrative and R&D	52,174	15,147	7,109	74,430
Purchased intangibles amortization, business integration and merger-related costs	—	—	18,904	18,904

Income (loss) from operations	$30,340	$22,872	$(27,669)	$25,543

Operating margin as a percentage of revenues	25%	32%		13%
Segment Results for the Three Months Ended June 30, 2002
Revenues from external customers	$108,526	$55,764	$—	$164,290

Gross margin	67,261	29,439	(4)	96,696

Gross margin as a percentage of revenues	62%	53%		59%
Selling, administrative and R&D	37,409	12,257	4,874	54,540
Purchased intangibles amortization, business integration and merger-related costs	—	—	30,599	30,599

Income (loss) from operations	$29,852	$17,182	$(35,477)	$11,557

Operating margin as a percentage of revenues	28%	31%		7%
Segment Results for the Six Months Ended June 30, 2003
Revenues from external customers	$236,152	$136,877	$—	$373,029

Gross margin	158,409	71,313	(1,656)	228,066

Gross margin as a percentage of revenues	67%	52%		61%
Selling, administrative and R&D	97,900	29,672	13,146	140,718
Purchased intangibles amortization, business integration and merger-related costs	—	—	35,900	35,900

Income (loss) from operations	$60,509	$41,641	$(50,702)	$51,448

Operating margin as a percentage of revenues	26%	30%		14%
Segment Results for the Six Months Ended June 30, 2002
Revenues from external customers	$216,292	$107,887	$—	$324,179

Gross margin	134,095	54,564	(10)	188,649

Gross margin as a percentage of revenues	62%	51%		58%
Selling, administrative and R&D	75,191	23,577	8,496	107,264
Purchased intangibles amortization, business integration and merger-related costs	—	—	48,033	48,033

Income (loss) from operations	$58,904	$30,987	$(56,539)	$33,352

Operating margin as a percentage of revenues	27%	29%		10%

(1)	Unallocated items for the three months ended June 30, 2003 and 2002, include costs for purchase accounting inventory revaluations of $1.7 million and $0, amortization of purchased intangibles of $18.8 million and $16.1 million, amortization of deferred compensation of $0 and $34,000, and business integration costs of $73,000 and $14.5 million, respectively. Unallocated items for the six months ended June 30, 2003 and 2002, include costs for purchase accounting inventory revaluations of $1.7 million and $0, amortization of purchased intangibles of $35.5 million and $32.1 million, amortization of deferred compensation of $0 and $0.1 million, and business integration costs of $0.4 million and $15.9 million, respectively. These items are not allocated by management for purposes of analyzing the operations since they are principally non-cash or other costs resulting primarily from business restructuring or purchase accounting that are separate from ongoing operations.

     Revenues. Revenues for the three months ended June 30, 2003, increased $28.1 million, or 17%, from $164.3 million in 2002 to $192.4 million for 2003. Changes in foreign currency exchange rates, when comparing the three months ended June 30, 2003, with the same period in 2002, increased U.S. dollar-denominated revenues, accounting for $11.1 million of the $28.1 million increase. This increase from changes in foreign currency exchange rates increased our revenue growth rate by 7%. The increase in revenues also includes $2.7 million from InforMax, which we acquired in December 2002 and $2.6 million from the PanVera business which we acquired at the end of March 2003.

     Revenues for the six months ended June 30, 2003 increased $48.9 million, or 15%, from $324.2 million in 2002 to $373.0 for 2003. Changes in foreign currency exchange rates, when comparing the six months ended June 30, 2003, with the same period in 2002, increased U.S. dollar-denominated revenues, accounting for $21.7 million of the $48.9 million increase. This increase from changes in foreign currency exchange rates increased our revenue growth rate by 7%. The increase in revenues also includes $5.6 million from InforMax and $2.6 million from PanVera.

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

     Molecular Biology Segment Revenues. Revenues for the Molecular Biology segment increased $11.3 million, or 10%, from $108.5 million for the three months ended June 30, 2002, to $119.8 million in 2003. Changes in foreign currency exchange rates increased dollar-denominated Molecular Biology revenues by $6.4 million when comparing the three months ended June 30, 2003, with the same period in 2002 and accounted for 6% of the 10% increase in revenues. The increase in revenues also includes $2.7 million from InforMax and $2.6 from PanVera.

     Revenues for the Molecular Biology segment increased $19.9 million, or 9%, from $216.3 million for the six months ended June 30, 2002, to $236.2 million in 2003. Changes in foreign currency exchange rates increased dollar-denominated Molecular Biology revenues by $12.9 million when comparing the six months ended June 30, 2003, with the same period in 2002 and accounted for 6% of the 9% increase in revenues. The increase in revenues also includes $5.6 million from InforMax and $2.6 million from PanVera.

     Including the recent acquisitions of InforMax and PanVera and assuming that our recently announced acquisition of Molecular Probes closes before October 2003, we currently expect our Molecular Biology growth rate to range from 21% to 25% for the remaining six month period ending December 31, 2003, with favorable foreign currency rate benefits representing 4% to 6% of the growth. The growth rate in the fourth quarter of 2003 is expected to be substantially higher than the third quarter due to the anticipated acquisition of Molecular Probes.

     Cell Culture Segment Revenues. Revenues for the Cell Culture segment for the three months ended June 30, 2003, increased $16.8 million, or 30%, from $55.8 million in 2002 to $72.6 million in 2003. Changes in foreign currency exchange rates increased dollar-denominated Cell Culture revenues by $4.7 million when comparing the three months ended June 30, 2003, with the same period in 2002 and accounted for 8% of the 30% increase in revenues. The remainder of the increase reflects price increases, particularly for sera products, as well as volume growth in our large-scale production applications.

     Revenues for the Cell Culture segment for the six months ended June 30, 2003, increased $29.0 million, or 27%, from $107.9 million in 2002 to $136.9 million in 2003. Changes in foreign currency exchange rates increased dollar-denominated Cell Culture revenues by $8.7 million when comparing the six months ended June 30, 2003, with the same period in 2002 and accounted for 8% of the 27% increase in revenues.

     Currently, we expect our Cell Culture growth rate to range from 13% to 17% for the remainder of the year, including the benefit from favorable foreign currency rates. Favorable foreign currency rates are expected to benefit the remaining year growth rate for Cell Culture by approximately 5% to 7%.

     Sales of cell culture products for large-scale production applications can vary significantly due to customer demand. In addition, cell culture revenues include sales of sera products whose price has historically been volatile. As a result, cell culture revenue growth rates can vary significantly.

     Gross Margin. Our gross margin for the three months ended June 30, 2003, was 62% compared with 59% for the same period in 2002. Gross margin for the six months ended June 30, 2003, was 61% compared with 58% for the same period in 2002. Included in gross margin for the three months ended June 30, 2003, is a $1.7 million benefit from the reversal of previously accrued royalty expense determined not to be contractually payable, offset by $1.7 million in increased costs associated with the sale during the second quarter of 2003 of PanVera products previously written-up under purchase accounting rules. The increase in gross margin during 2003 when compared to 2002 is principally driven by higher molecular biology gross margins.

     Molecular biology gross margins were 69% and 67% for the three and six months ended June 30, 2003, respectively, compared to 62% for both comparable periods last year. The increases are due to price increases, cost improvements, the addition of higher margin PanVera products and favorable changes in foreign currency rates. Second quarter molecular biology gross margins also include the $1.7 million benefit from the royalty expense reversal.

     Cell culture gross margins were 52% for both the three and six months ended June 30, 2003, compared to 53% and 51% for the three and six months ended June 30, 2002, respectively.

     We believe that gross margin for future periods will be affected by, among other things, the integration of acquired businesses in addition to sales volumes, competitive conditions, royalty payments on licensed technologies, the cost of raw materials, changes in average selling prices, and foreign currency rates.

     Sales and Marketing. Sales and marketing expenses increased $8.9 million from $30.2 million for the three months ended June 30, 2002, to $39.0 million for the same period in 2003. As a percentage of revenues, sales and marketing expenses increased from 18% for the three months ended June 30, 2002, to 20% for the same period in 2003. For the six months ended June 30, 2003, sales and marketing expenses increased $15.2 million from $59.6 million in 2002 to $74.9 million for the same period in 2003. As a percentage of revenues, sales and marketing expenses increased from 18% for the six months ended June 30, 2002, to 20% for the same period in 2003. The absolute increase in sales and marketing expenses is primarily due to the acquisitions of InforMax in December 2002 and PanVera in March 2003 in addition to increased headcount and selling activities. In the future we expect to reduce our sales and marketing expenditures as a percent of revenues of our sales and marketing expenses. In addition, we plan to use product specialists to support our existing customer account managers allowing us to maintain the effectiveness of our direct selling organization while offering an ever-increasing portfolio of products.

     Sales and marketing expenses for the three months ended June 30, 2003, for the Molecular Biology segment were $29.2 million, or 24% of segment revenues compared to $23.2 million, or 21%, for the same period in 2002. For the six months ended June 30, 2003, sales and marketing expenses for Molecular Biology were $56.0 million, or 24% of segment revenues compared to $45.8 million, or 21%, for the same period in 2002.

     Sales and marketing expenses for the Cell Culture segment were $9.8 million, or 14% of segment revenues for the three months ended June 30, 2003, compared to $6.9 million, or 12% for the same period in 2002. For the six months ended June 30, 2003, sales and marketing expenses for Cell Culture were $18.9 million, or 14% of segment revenues compared to $13.8 million, or 13% of segment revenues for the same period in 2002.

     General and Administrative. General and administrative expenses for the three months ended June 30, 2003 increased $6.1 million from $16.7 million in 2002 to $22.8 million in 2003. As a percentage of revenues, general and administrative expenses increased from 10% for the three months ended June 30, 2002, to 12% for the same period in 2003. For the six months ended June 30, 2003, general and administrative expenses increased $10.4 million from $32.3 million in 2002 to $42.7 million in 2003. As a percentage of revenues, general and administrative expenses increased from 10% for the six months ended June 30, 2002, to 11% for the same period in 2003. The absolute increase in general and administrative expenses is due to costs associated with the acquisitions of InforMax in December 2002 and PanVera in March 2003; increased headcount in Carlsbad and related increased spending; costs associated with the transition in the chief executive officer position. These costs are partially offset by cost reductions from the closure of our operations in Alabama in April 2002 and the sale of our Serva entity in June 2002. In the future, we plan on implementing programs and actions to improve our efficiency in the general and administrative area. These programs will focus in the areas of process improvement and automation. We expect over time that these actions will result in a decline in our general and administrative expenses as a percent of sales.

     General and administrative expenses for the three months ended June 30, 2003, for the Molecular Biology segment were $12.2 million, or 10% of segment revenues compared to $7.9 million, or 7%, for the same period in 2002. For the six months ended June 30, 2003, general and administrative expenses for Molecular Biology were $22.5 million, or 10% of segment revenues compared to $16.9 million, or 8%, for the same period in 2002.

     General and administrative expenses for the Cell Culture segment for the three months ended June 30, 2003, were $3.5 million, or 5% of segment revenues compared to $3.9 million, or 7%, for the same period in 2002. For the six months ended June 30, 2003, general and administrative expenses for Cell Culture were $7.1, or 5% of segment revenues compared to $7.0 million, or 6%, for the same period in 2002.

     Research and Development. Research and development expenses increased $4.9 million from $7.7 million for the three months ended June 30, 2002, to $12.6 million for the same period in 2003. As a percentage of revenues, research and development expenses increased from 4.7% for the three months ended June 30, 2002, to 6.5% for the same period in 2003. Research and development expenses increased $7.9 million from $15.3 million for the six months ended June 30, 2002, to $23.2 million for the same period in 2003. As a percentage of revenues, research and development expenses increased from 4.7% for the six months ended June 30, 2002 to 6.2% for the same period in 2003. The increase in research and development expenses reflects software development costs for the InforMax business, research and development costs associated with the PanVera business acquired in March 2003 in addition to increased headcount and related spending as we continued to fill research and development positions in Carlsbad, partially offset by the closure of our Alabama facility in April 2002. We expect research and development expense as a percent of revenues will continue to increase as we expand our capabilities to accelerate innovation.

     Research and development expenses for the three months ended June 30, 2003, for the Molecular Biology segment were $10.7 million, or 9% of segment revenues compared to $6.3 million, or 6% for the same period in 2002. For the six months ended June 30, 2003, research and development expenses for Molecular Biology were $19.5 million, or 8% of segment revenues compared to $12.5 million, or 6% of segment revenues for the same period in 2002.

     Research and development expenses for the Cell Culture segment for the three months ended June 30, 2003, were $1.8 million, or 3% of segment revenues compared to $1.4 million, or 3% for the same period in 2002. For the six months ended June 30, 2003, research and development expenses for Cell Culture were $3.7 million, or 3% of segment revenues compared to $2.8 million, or 3% for the same period in 2002.

     Other Purchased Intangibles Amortization. Amortization expense for other purchased intangible assets acquired in our business combinations was $18.8 million for the three months ended June 30, 2003, and $16.1 million for the same period in 2002. For the six months ended June 30, 2003, amortization expense for other purchased intangible assets acquired in our business combinations was $35.5 million and $32.1 million for the same period in 2002. The increase in 2003 is due to the amortization of purchased intangibles acquired in the InforMax and PanVera acquisitions.

     Business Integration Costs. Merger-related business integration costs for the three and six months ended June 30, 2003, totaled $0.1 million and $0.4 million, respectively, and were for the integration of InforMax, acquired in December 2002. These costs were for the relocation of property, closure of facilities and retention of employees. Future restructuring costs associated with the InforMax integration are expected to be minimal during the remainder of 2003.

     Business integration costs for the three and six months ended June 30, 2002, totaled $14.5 million and $15.9 million, respectively, and were for the integration of our operations in Alabama with the rest of the company in addition to restructuring costs associated with the integration of the operations of Life Technologies into Invitrogen that were not part of the purchase price of the acquisition. These costs were mainly comprised of $9.5 million in impairment losses on facilities and equipment in Alabama, $4.3 million in severance and relocation costs for Alabama employees, $1.6 million for the retention of former Life Technologies employees in Maryland and $0.5 million to relocate property as we transitioned employees, functions and property from Maryland to California during the first half of 2002.

     Interest Income. Interest income decreased by $1.0 million from $6.9 million for the three months ended June 30, 2002, to $5.9 million for the same period in 2003. For the six months ended June 30, interest income decreased by $0.9 million from $12.9 million in 2002 to $12.0 million in 2003. The reduction in interest income is due to lower cash balances available for investment in addition to lower interest rates.

     Interest income in the future will be affected by changes in short-term interest rates and changes in cash balances which could be materially reduced by acquisitions and other financing activities.

     Interest Expense. Interest expense increased $0.1 million from $6.1 million for the three months ended June 30, 2002, to $6.2 million for 2003. For the six months ended June 30, interest expense increased by $0.6 million from $12.1 million in 2002 to $12.7 million in 2003. The increase in 2003 was due mainly to imputed interest on unfavorable lease obligations acquired in the InforMax acquisition. Our interest expense will increase during the remainder of the year for interest incurred on $325 million in 2% convertible notes that were issued in August 2003.

     Other Income (Expense), Net. Other income (expense), net, for 2003 and 2002 includes net periodic pension income and expense from an overfunded defined benefit plan acquired in the merger with Dexter Corporation in 2000, as well as gains and losses on the sale of assets and foreign currency transactions. The net periodic pension income and expense is recognized as other non-operating income and expense since the plan provides benefits to participants who are not employees of Invitrogen. For the three and six months ended June 30, 2003, other income, net, of $0.6 million and $0.3 million, respectively, includes $0.1 million and $0.2 million of net periodic pension expense and net foreign currency exchange losses of $0.2 million and $0.5 million. Both the three and six month periods in 2003 also include a $0.9 million gain recognized in June 2003 on the sale of our Serva subsidiary, which was sold in 2002, resulting from the collection of cash on a note receivable from the sale that was fully reserved for at the time of the sale.

     For the three and six months ended June 30, 2002, other expense, net, was $0.7 million and $0.8 million, respectively, and includes $0.3 million and $0.7 million in net periodic pension income and net foreign currency exchange losses of $0.2 million and $1.0 million. Both the three and six month periods in 2002 include losses on the sale of subsidiaries totaling $0.8 million.

     Provision for Income Taxes. The provision for income taxes as a percentage of pre-tax income was 32.6% for the six months ended June 30, 2003 compared with 31.2% for the year ended December 31, 2002. The increase in the effective tax rate is due primarily to reduced business integration costs in 2003 compared to 2002. Such costs generated tax deductions in a taxing jurisdiction having a higher tax rate than Invitrogen’s average effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     Operating activities provided net cash of $61.8 million during the six months ended June 30, 2003. Changes in operating assets and liabilities used $15.0 million of cash during the period driven primarily by an increase in accounts receivable. The growth in accounts receivable resulted from exceptionally high level of sales in the last month of the second quarter versus December of last year and a seasonal increase in days sales outstanding to 56 days. Inventory turnover was relatively consistent with the end of the prior year reflecting approximately three turns per year. As a result of working capital improvement programs currently being developed we expect to more efficiently utilize our working capital in future resulting in higher inventory turnover and lower days sales outstanding. Operating activities for the six months ended June 30, 2003 include $3.9 million paid in cash for merger and restructuring related accruals and as of June 30, 2003, we had $1.2 million in remaining in accrued merger and restructuring related costs related to our InforMax and PanVera acquisitions, that are included in accrued expenses and other current liabilities in the Consolidated Balance Sheets, the majority of which we expect to pay during the remainder of this year.

     Net cash used in investing activities during the six months ended June 30, 2003 was $62.5 million, and reflects a net $102.2 million paid for our acquisition of PanVera, $2.8 million paid to terminate leases assumed in the InforMax acquisition and payments for capital expenditures and intangible assets (primarily intellectual properties), which totaled $13.3 million and $0.1 million, respectively. These uses were offset by a net $53.3 million in proceeds from maturities of marketable securities with original maturities greater than three months and $2.7 million in cash received from the sale of one of our Huntsville facilities. For the year ending December 31, 2003, we expect spending for capital equipment and information technology to range from $30 million to $40 million. After 2003 our goal is to have a one-to-one ratio between depreciation and capital expenditures.

     On March 28, 2003, we completed our acquisition of products and technology rights of PanVera for $93.2 million in cash and the assumption of $6.3 million in debt. As part of the transaction, we have also acquired PanVera’s R&D and manufacturing facility in Madison, Wisconsin. In March 2003, we paid $6.3 million into an escrow account which was used in May 2003 to pay off the debt acquired. Other cash costs in connection with this transaction include $1.3 million paid to buy out operating leases to acquire equipment and $1.4 million in closing costs. As of June 30, 2003, we have accrued for an additional $1.7 million in adjustments to the final purchase price that are expected to be paid during the third quarter of 2003.

     We are offering for sale certain facilities in Frederick, Maryland and Huntsville, Alabama which became idle or excess as we have consolidated our operations. At June 30, 2003, we have $12.4 million recorded as assets held for sale for these facilities, which we expect to sell within the next three to twelve months and have included this amount in prepaid expenses and other current assets in the Consolidated Balance Sheets.

     With the acquisition of the InforMax business in December 2002, we acquired certain leased properties which we are no longer using in our operations. We have included the full value of these lease obligations, net of sublease income, discounted at 8%, in the Consolidated Balance Sheets. As of June 30, 2003, $1.4 million is included in accrued expenses and other current liabilities and $6.0 million is included in long-term obligations, deferred credits and reserves. Our current annual obligation under these leases, before sublease income, is approximately $2.3 million. We are working to buy-out or otherwise reduce these lease obligations and may make payments of $2 million to $6 million in 2003 to terminate these lease obligations. For the six months ended June 30, 2003, we have paid $2.8 million in costs to terminate lease obligations.

     In July 2003, we signed a definitive agreement to acquire Molecular Probes, Inc., for cash of approximately $325 million. The transaction has been approved by the boards of directors of both companies and is anticipated to close, subject to regulatory review, in the third quarter of 2003.

     In July 2003, we entered into two small business combinations, one of which included the acquisition of the remaining 60% ownership in a consolidated subsidiary. The purchases totaled $5.0 million in addition to the return of the selling partner’s capital account for the 60% interest described above. Beginning in July 2003 we will no longer report a minority interest adjustment in the Consolidated Statement of Income.

     Net cash used in financing activities totaled $5.1 million for the six months ended June 30, 2003, and includes $5.4 million used to pay off remaining accruals as trades settled on our common stock shares that were repurchased at the end of 2002 and $2.1 million used to pay off our bonds payable to the State Industrial Development Authority of Alabama. These uses were offset by $2.6 million in proceeds from stock issued under employee stock plans.

     Our board of directors has authorized the repurchase of up to $300 million of our common stock over a three-year period ending in 2005. We repurchased 3.3 million shares of common stock at a total cost, in cash and accruals, of $100.0 million during 2002, which has been reported as a reduction in stockholders’ equity as Treasury Stock. During the six months ended June 30, 2003, no shares were repurchased. The timing and price of future repurchases will depend on market conditions and other factors. Funds for any future repurchases are expected to come primarily from cash generated from operations, or funds on hand.

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

     We have $500 million principal amount of 21/4% Convertible Subordinated Notes, or 21/4% Convertible Notes, due 2006, outstanding at June 30, 2003. Interest on the 21/4% Convertible Notes is payable semi-annually on June 15th and December 15th. The 21/4% Convertible Notes were issued at 100% of principal value, and are convertible into 5.8 million shares of common stock at the option of any holder at any time at a price of $86.10 per share. The 21/4% Convertible Notes may be redeemed, in whole or in part, at our option on or after December 20, 2005 at 100% of the principal amount plus accrued interest.

     We also have $172.5 million principal amount of 51/2% Convertible Subordinated Notes, or 51/2% Convertible Notes, due 2007, outstanding at June 30, 2003. Interest on the 51/2% Convertible Notes is payable semi-annually on March 1st and September 1st. The 51/2% Convertible Notes were issued at 100% of principal value and are convertible into 2.0 million shares of common stock at the option of the holder at any time at a price of $85.20 per share. The 51/2% Convertible Notes may be redeemed, in whole or in part, at our option at any time, and, through February 28, 2004, at an initial premium of 103.143% of the principal amount plus accrued interest. The premium declines annually each March 1 thereafter to 100% of the principal amount of the notes at March 1, 2007.

     On August 1, 2003, we issued $325 million principal amount of 2% senior convertible notes, or 2% Senior Convertible Notes, due August 1, 2023 to certain qualified institutional buyers. After expenses, we received net proceeds of approximately $316.1 million. Interest on the 2% Senior Convertible Notes is payable semi-annually on February 1st and August 1st. In addition to the coupon interest of 2%, additional interest of 0.35% of the market value of the notes may be required to be paid beginning August 1, 2010 if the market value of the notes during specified testing periods is 120% or more of the principal value. The 2% Senior Convertible Notes were issued at 100% of principal value, and are convertible into 4.8 million shares of common stock at the option of the holder upon the occurrence of certain events at a price of $68.24 per share. The 2% Senior Convertible Notes may be redeemed, in whole or in part, at our option on or after August 1, 2010, at 100% of the principal amount plus accrued interest. In addition, the holders of the 2% Senior Convertible Notes may require the Company to repurchase all or a portion of the 2% Senior Convertible Notes for 100% of the principal amount, plus accrued interest, on August 1, 2010, August 1, 2013, and August 1, 2018. We have also granted an option to the initial purchasers to purchase by August 14, 2003, up to an additional $48.8 million aggregate principal amount of notes.

     In the event of a change of control of Invitrogen, the holders of the 21/4% Convertible Notes, the 51/2% Convertible Notes and the 2% Senior Convertible Notes each have the right to require us to repurchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of the notes plus all accrued and unpaid interest.

     As of June 30, 2003, we had cash and cash equivalents of $541.1 million, short-term investments of $308.1 million, long-term investments of $165.8 million and working capital of $1.0 billion, including restricted cash and investments of $6.9 million. Our funds are currently invested in overnight money market accounts, time deposits, commercial paper, corporate notes, municipal notes and bonds, U.S. treasury obligations and government agency notes. As of June 30, 2003, foreign subsidiaries in Australia, Brazil, Japan and New Zealand had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The U.S. dollar equivalent of these facilities totaled $5.3 million, of which none was outstanding at June 30, 2003.

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

     Changes in foreign currency exchange rates can affect our reported results of operations, which are reported in U.S. dollars. Based on the foreign currency rate in effect at the time of the translation of our non-U.S. results of operations into U.S. dollars, reported results could be different from prior periods even if the same amount and mix of our products were sold at the same local prices during the two periods. This will affect our reported results of operations, and also makes the comparison of our business performance in two periods more difficult. For example, our revenues for the six months ended June 30, 2003, were $373.0 million using applicable foreign currency exchange rates for that period. However, applying the foreign currency exchange rates in effect during the six months ended June 30, 2002 to our non-U.S. revenues for 2003 would result in $21.7 million less revenue for that period. These changes in currency exchange rates have affected, and will continue to affect, our reported results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities.

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

RISKS RELATED TO OUR BUSINESS

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

     We completed our merger with Life Technologies on September 14, 2000. In addition, since the beginning of 2000, we have acquired Research Genetics, Inc., Ethrog Biotechnologies, Ltd., Dexter Corporation, and InforMax, Inc., and we recently acquired substantially all of the assets of PanVera LLC. We have also recently agreed to acquire Molecular Probes, Inc., although consummation of this acquisition is subject to certain closing conditions, including regulatory approval, and there can be no assurance we will be able to consummate it. Our integration of the operations of InforMax, the PanVera business, Molecular Probes, if such acquisition is consummated, and other acquired companies and businesses will continue to require significant efforts, including the coordination of information technologies, research and development, sales and marketing, and manufacturing. We may find it difficult to integrate fully the operations of these acquired companies and businesses.

     Our U.S. headquarters are located in Carlsbad, California. As a result of our acquisitions, we have operations in Frederick, Maryland, Grand Island, New York and Madison, Wisconsin as well as locations throughout Europe, Asia-Pacific and the Americas. Because our facilities are physically separated, it may be difficult for us to communicate effectively with, manage and integrate these employees and operations with the rest of Invitrogen. Such difficulties could seriously damage our operations and consequently our financial results.

     Management may have its attention diverted while trying to continue to integrate companies and businesses that we have acquired including our acquisition of PanVera LLC’s assets, and the planned acquisition of Molecular Probes. Such diversion of management’s attention or difficulties in the transition process could have a harmful effect on our revenues and profits. If we are not able to integrate the operations of all these companies and businesses successfully, we may not be able to meet our expectations of future results of operations.

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

     Even if we are able to integrate our acquired operations, we cannot assure you that we will achieve a return on our capital investment. Our failure to achieve a return on our capital investment could have a material adverse effect on the business, results of operations and financial condition of the combined company.

Industry consolidation may lead to increased competition and may harm our operating results

There has been a trend toward industry consolidation in our markets for the past several quarters. We expect this trend toward industry consolidation to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. We believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in operating results and could have a material adverse effect on our business, operating results, and financial condition. Furthermore, particularly in the drug discovery market, consolidation could lead to fewer customers, with the effect that loss of a major customer could have a material impact on results not anticipated in a customer marketplace comprised of more numerous participants.

RISKS RELATED TO OUR SALES

Competition in the life sciences research market, and/or a reduction in demand for our products, could reduce sales.

     The markets for our products are very competitive and price sensitive. Other life science research product suppliers, as well as certain customers, such as large pharmaceutical companies, have significant financial, operational, sales and marketing resources, and experience in research and development. These and other companies may have developed or could in the future develop new technologies that compete with our products or even render our products obsolete. If a competitor develops superior technology or cost-effective alternatives to our kits and other products, our business, operating results, and financial condition could be seriously harmed. In addition, demand for our products may weaken due to reduction in research and development budgets, loss of distributors and other factors identified in this report, which would have an adverse effect on our financial condition.

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

     A significant portion of our sales have been to researchers at academic institutions, government laboratories and private foundations whose funding is dependent upon grants from government agencies such as the U.S. National Institutes of Health (NIH) and similar domestic and international agencies. Although the level of research funding has increased during the past several years, we cannot assure you that this trend will continue. The NIH budget has increased on average in excess of 10% in each of the past five years through fiscal 2003. Initial proposed increases for fiscal 2004 are significantly less than this amount. Government funding of research and development is subject to the political process, which is inherently fluid and unpredictable. Additionally, as the U.S. government continues to address program funding requirements in the current period of global unrest, including homeland security, any shift away from the funding of life sciences research and development may cause our customers to delay or forego purchases of our products. Our revenues may be adversely affected if our customers delay or cancel purchases as a result of these and other uncertainties or delays surrounding the approval of government budget proposals. Also, government proposals to reduce or eliminate budgetary deficits have sometimes included reduced allocations to the NIH and other government agencies that fund research and development activities. A reduction in government funding for the NIH or other government research agencies could seriously damage our business.

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

     The supply of raw fetal bovine serum (FBS) is sometimes limited because serum collection tends to be cyclical. This causes the price of raw FBS to fluctuate. The profit margins we achieve on finished FBS, one of our major products, have been unstable in the past because of the fluctuations in the price of raw FBS, and any increase in the price could adversely affect those profit margins. In addition, if we are unable to obtain an adequate supply of FBS, we may lose market share.

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

     Litigation regarding patents and other intellectual property rights is extensive in the biotechnology industry. We are aware that patents have been applied for and, in some cases, issued to others claiming technologies that are closely related to ours. We are currently a defendant in several court actions involving our intellectual property. As a result, and in part due to the ambiguities and evolving nature of intellectual property law, we periodically receive notices of potential infringement of patents held by others. We may not be able to resolve these types of claims successfully in the future.

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

     We have $500 million of subordinated convertible notes that are due in 2006, $172.5 million of subordinated convertible notes that are due in 2007, and $325 million of senior convertible notes that are due in 2023, which is a significant amount of debt and debt service obligations. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on these notes, we will be in default under the terms of the loan agreements, or indentures, which could, in turn, cause defaults under our other existing and future debt obligations. These notes also could have a negative effect on our earnings per share, depending on the rate of interest we earn on cash balances, and on our ability to make favorable acquisitions using the proceeds from the notes.

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

     Furthermore, in acquiring Dexter, we assumed certain of Dexter’s environmental liabilities, including clean-up of several hazardous waste sites listed on the National Priority List under federal Superfund law. Unexpected results related to the investigation and clean-up of these sites could cause our financial exposure in these matters to exceed stated reserves and insurance, requiring us to allocate additional funds and other resources to address our environmental liabilities, which could cause a material adverse effect on our business.

Environmental, health and safety regulation by the government could adversely affect our operations.

     Our operations are subject to complex and stringent environmental, health, safety and other governmental laws and regulations. While we believe that we have obtained the requisite approvals and permits for our existing operations, and that our business is operated in accordance with applicable laws in all material respects, we remain subject to a varied and complex body of laws and regulations that both public officials and private individuals may seek to enforce. Existing laws and regulations may be revised or reinterpreted, or new laws and regulations may become applicable to us that may have a negative effect on our business and results of operations.

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

     Foreign Currency Transactions. We have operations in Europe, Asia-Pacific and the Americas. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. Many of our reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in exchange rates because they may become worth more or less than they were worth at the time we entered into the transaction due to changes in exchange rates. Both realized and unrealized gains or losses in the value of these receivables and payables are included in the determination of net income. Realized and unrealized gains or losses on the value of financial contracts entered into to hedge the exchange rate exposure of these receivables and payables are also included in the determination of net income. Net currency exchange losses recognized on business transactions, net of hedging transactions, were $0.2 million and $0.5 million for the three and six months ended June 30, 2003 and 2002, respectively, and $0.2 million and $1.0 million for the same periods in 2002, respectively, and are included in other income and expense in the Consolidated Statements of Income.

     Our currency exposures vary, but are primarily concentrated in the Euro, British Pound Sterling and Japanese Yen. We currently use foreign currency forward contracts to mitigate foreign currency risk on non-functional currency receivables and payables. At June 30, 2003, we had $24.4 million in foreign currency forward contracts outstanding to hedge currency risk on specific receivables and payables. These contracts, which all settled on various dates through July 2003, effectively fixed the exchange rate at which these specific receivables and payables were to be settled, so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying receivables and payables. We currently do not enter into financial contracts to hedge foreign currency exchange risk on transactions forecasted to arise beyond 30 days, but we may choose to do so in the future.

     Commodity Prices. Our exposure to commodity price changes relates to certain manufacturing operations that utilize certain commodities as raw materials. We manage our exposure to changes in those prices primarily through our procurement and sales practices.

     Interest Rates. Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The fair value of our cash equivalents and marketable securities are subject to change as a result of potential changes in market interest rates and investment risk related to the issuers’ credit worthiness. We do not utilize financial contracts to manage our exposure to changes in interest rates. As of June 30, 2003, our cash equivalents and short-term investments were invested primarily in securities with maturities of less than three months and, as a result, the fair value of these securities approximated carrying value due to their short-term nature. The fair value of our long-term investments, however, is subject to change as a result of potential changes in market interest rates. At June 30, 2003, the fair value of our long-term investments did not differ materially from carrying value.

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

Item 4.   Controls and Procedures

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

     A review of certain litigation matters to which Invitrogen is a party is disclosed in the Notes to Consolidated Financial Statements. See “Notes to Consolidated Financial Statements – Note 8. Commitments and Contingencies.” We are also engaged in other legal actions arising in the ordinary course of our business and believe that the ultimate outcome of these actions will not have a material adverse effect on our business or financial condition.

     In addition, on July 23, 2003, we received a letter from the Commercial Litigation Branch of the U.S. Department of Justice regarding our dispute with the U.S. Department of Veterans Affairs. The Department of Justice has reaffirmed the claim of the Department of Veterans Affairs and has indicated that if the case is not settled they anticipate recommending that a complaint be filed against us within the next few weeks.

Item 2.   Changes in Securities and Use of Proceeds

     None.

Item 3.   Defaults Upon Senior Securities

     None.

Item 4.   Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Stockholders was held on April 23, 2003.

(b)	See (c) below.

(c)	PROPOSAL I. The following members of the Board of Directors were elected to serve for three years and until their successors are elected and qualified:

		Total Votes
	Total Votes for	Withheld from	Term
	Each Director	Each Director	Expires

James R. Glynn	42,976,687	154,919	2006
Donald W. Grimm	42,685,303	446,303	2006

The terms of office of the following directors also continued after such meeting:

Term
Expires

Bradley G. Lorimier, Chairman	2004
Raymond V. Dittamore	2004
David E. McCarty	2004
Balakrishnan S. Iyer	2005
William J. Mercer	2005
Jay M. Short	2005

PROPOSAL II. A proposal to ratify the appointment of Ernst & Young LLP as independent auditors of Invitrogen for the year ending December 31, 2003 was approved by 42,403,899 affirmative votes vs. 714,463 negative votes vs. 13,244 abstentions and broker non-votes.

(d)	Not applicable.

Item 5.  Other Information

     On May 30, 2003, we announced the appointment of Gregory T. Lucier as our President and Chief Executive Officer. Mr. Lucier also was elected as a member of our Board of Directors as of that date.

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits: For a list of exhibits filed with this report, refer to the Index to Exhibits beginning on page 35.

(b)	The following reports on Forms 8-K were filed during the quarter ended June 30, 2003:

1)	A Report on Form 8-K was filed on April 11, 2003, reporting under Item 2 the acquisition of certain products and technology rights of PanVera LLC, a wholly owned subsidiary of Vertex Pharmaceuticals Incorporated, by the Company on March 28, 2003.

2)	A Report on Form 8-K was filed on May 1, 2003, reporting under Item 9 the announcement of the Company’s first quarter 2003 financial results via a press release and conference call on April 24, 2003.

3)	A Report on Form 8-K was filed on May 30, 2003, reporting under Item 5 the appointment of Gregory T. Lucier as President, Chief Executive Officer and member of the Board of Directors on May 30, 2003.

4)	A Report on Form 8-K/A was filed on June 10, 2003, reporting under Item 7 the following: (1) the audited PanVera Acquired Business Balance Sheet as of December 31, 2002, Statement of Income and Comprehensive Income and Statement of Cash Flows for the year ended December 31, 2002 and the related Notes to Financial Statements and (2) the Invitrogen Corporation and PanVera Acquired Business Unaudited Pro-Forma Combined Balance Sheet as of December 31, 2002 and Combined Statement of Income and related Notes to Combined Financial Statements related to the acquisition of the PanVera Business on March 28, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVITROGEN CORPORATION

Date: August 6, 2003	By:	/s/ C. Eric Winzer
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

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

2.1	Agreement and Plan of Merger, by and between Invitrogen and Life Technologies, Inc., dated July 7, 2000.(1)

2.2	Agreement and Plan of Merger, by and between Invitrogen and Dexter Corporation, dated July 7, 2000.(1)

2.3	Agreement and Plan of Merger, by and between Invitrogen, Babcock, Inc. and InforMax, Inc., dated October 15, 2002.(2)

2.4	Agreement and Plan of Merger, by and among Invitrogen, INVO Merger Corporation, and NOVEX, dated June 14, 1999.(3)

2.5	Agreement and Plan of Merger, by and among Invitrogen, RG Merger Corporation, and Research Genetics, Inc., dated February 1, 2000.(4)

2.6	Asset Purchase Agreement by and among Vertex Pharmaceuticals Incorporated, PanVera LLC and Invitrogen Corporation, dated February 4, 2003.(5)

3.1	Restated Certificate of Incorporation of Invitrogen, as amended.(6)

3.2	Amended and Restated Bylaws of Invitrogen.(7)

3.3	Certificate of Correction to the Restated Certificate of Incorporation of Invitrogen, dated February 21, 2001.(8)

3.4	Certificate of Designation, Preferences and Rights of the Terms of the Series B Preferred Stock, dated March 27, 2001.(8)

4.1	Specimen Common Stock Certificate.(9)

4.2	5 1/2% Convertible Subordinated Notes Due 2007, Registration Rights Agreement, by and among Invitrogen, and Donaldson, Lufkin & Jenrette Securities Corporation et al., as Initial Purchasers, dated March 1, 2000.(10)

4.3	Indenture, by and between Invitrogen and State Street Bank and Trust Company of California, N.A., dated March 1, 2000.(10)

4.4	2 1/4% Convertible Subordinated Notes due 2006, Registration Rights Agreement, by and among Invitrogen and Credit Suisse First Boston Corporation et al., as Initial Purchasers, dated December 11, 2001.(11)

4.5	Indenture, by and between Invitrogen and State Street Bank and Trust Company of California, N.A. and Table of Contents of Indenture, including Cross-Reference Table to the Trust Indenture Act of 1989, dated December 11, 2001.(11)

10.1	License Agreement, by and between Molecular Chimerics Corporation and Invitrogen, dated May 10, 1990.(9)

10.2	Purchase Agreement, by and between Cayla and Invitrogen, as amended, effective as of July 1, 1994.(9)

10.3	1995 Invitrogen Stock Option Plan.(9)

10.4	1996 Novel Experimental Technology Stock Option/Stock Issuance Plan.(12)

10.5	1997 Invitrogen Stock Option Plan, as amended, and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder.(13)

10.6	License Agreement, by and between Sloan-Kettering Institute for Cancer Research and Invitrogen, dated January 22, 1997.(9)

10.8	Novel Experimental Technology Employee Stock Ownership Plan and Trust Agreement, as amended, effective as of April 1, 1997.(14)

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

10.10	Stock Purchase Agreement, by and among Invitrogen and MorphaGen, Inc., a Delaware Corporation, dated November 3, 1998.(9)

10.11	1998 Novel Experimental Technology Stock Option/Stock Issuance Plan.(12)

10.12	1998 Invitrogen Employee Stock Purchase Plan, as amended, and form of subscription agreement thereunder.(2)

10.13	Patent License Agreement, by and among F. Hoffmann-La Roche Ltd., Roche Molecular Systems, Inc. and Invitrogen, effective as of July 1, 1998.(9)

10.14	Assignment of Intellectual Property Conditional On Payment, by and between Molecular Biology Resources and Invitrogen, dated May 31, 1999.(15)

10.16	Lease, by and between CalWest Industrial Properties, LLC, a California limited liability company, and Invitrogen, dated as of May 31, 2001.(11)

10.17	Lease, by and between Blackmore Signal Hill, a California Limited Partnership, and Invitrogen, dated October 7, 1999.(16)

10.18	Lease, by and between Blackmore Lot 99 Investment, a California Limited Partnership, and Invitrogen, dated December 20, 1999.(16)

10.21	5 1/2% Convertible Subordinated Note Due 2007.(16)

10.22	5 1/2% Convertible Subordinated Notes due 2007, Purchase Agreement, dated February 25, 2000.(16)

10.24	Contract of Sale, by and between Invitrogen and Human Genome Sciences, Inc., dated March 7, 2001.(8)

10.26	2 1/4% Convertible Subordinated Notes due 2006.(11)

10.27	2 1/4% Convertible Subordinated Notes due 2006, Purchase Agreement, dated December 11, 2001.(11)

10.31	Change in Control Agreement, by and between Invitrogen and Victor N. Nole, Jr., dated June 1, 2001.(17)

10.32	Change in Control Agreement, by and between Invitrogen and John D. Thompson, dated June 1, 2001.(17)

10.34	Rights Agreement, by and between Invitrogen and Fleet National Bank Rights Agent, dated February 27, 2001.(18)

10.35	2000 Nonstatutory Stock Option Plan, as amended and restated on July 19, 2001.(19)

10.36	Letter to Mr. Raymond Dittamore, regarding Non-Employee Director Compensation, dated November 5, 2001.(19)

10.37	Invitrogen 401(k), as amended and restated, effective as of January 1, 2002.(11)

10.38	Settlement and Retention Agreement, by and between Invitrogen and C. Eric Winzer, dated as of May 31, 2002.(20)

10.39	Settlement and Retention Agreement, by and between Invitrogen and Daryl J. Faulkner, dated as of May 31, 2002.(20)

10.40	Change in Control Agreement, by and between Invitrogen and Daryl J. Faulkner, dated as of May 31, 2002.(20)

10.41	Change in Control Agreement, by and between Invitrogen and C. Eric Winzer, dated as of May 31, 2002.(20)

10.42	Promotion and Relocation Letter, by and between Invitrogen and Daryl J. Faulkner, dated May 31, 2002.(20)

10.43	Promotion and Relocation Letter, by and between Invitrogen and C. Eric Winzer, dated May 31, 2002.(20)

10.44	Settlement and Retention Agreement, by and between Invitrogen and John A. Cottingham, dated as of June 7, 2002.(20)

10.45	Change in Control Agreement, by and between Invitrogen and John A. Cottingham, dated as of June 7, 2002.(20)

10.46	Form of Secured Promissory Note under Invitrogen’s Employee Relocation Guidelines.(20)

10.47	Form of Deed of Trust with Assignment of Rents under Invitrogen’s Employee Relocation Guidelines.(20)

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

10.48	Form of Addendum to Deed of Trust with Assignment of Rents under Invitrogen’s Employee Relocation Guidelines.(20)

10.49	Form of Employee Relocation Guidelines under Invitrogen’s Employee Relocation Guidelines.(20)

10.50	Settlement Agreement between Invitrogen and Daryl J. Faulkner dated September 9, 2002.(21)

10.51	Executive Employment and Severance Agreement, by and between Invitrogen and James R. Glynn, effective as of December 5, 2002.(22)

10.52	Confidential Separation Agreement and General Release of All Claims, by and between Invitrogen and Lyle C. Turner, dated December 13, 2002. (22)

10.53	Independent Contractor Services Agreement, by and between Invitrogen and Lyle C. Turner dated December 13, 2002. (22)

10.54	University Research Park Ground Lease, by and between University Research Park I and PanVera Corporation, dated as of October 1, 1978.(23)

10.55	Asset Purchase Agreement by and between Genicon Sciences Corporation and Invitrogen Corporation, dated as of June 27, 2003.

10.56	Amendment to Executive Employment and Severance Agreement by and between Invitrogen Corporation and James R. Glynn, dated as of June 27, 2003.

10.57	Employment Agreement by and between Invitrogen Corporation and Gregory T. Lucier, to be effective as of May 26, 2003.

10.58	Change-In-Control Agreement by and between Invitrogen Corporation and Gregory T. Lucier, dated as of May 26, 2003.

10.59	Indemnification Agreement by and between Invitrogen Corporation and Gregory T. Lucier, dated as of May 26, 2003.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-43674). Original 1998 Invitrogen Employee Stock Purchase Plan (“Plan”) and form of subscription agreement thereunder are incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-68665) and amendment to Plan is incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-43674).

(2)	Incorporated by reference to the Registrant’s Report on Schedule TO filed on October 25, 2002.

(3)	Incorporated by reference to Registrant’s Registration Statement on Form S-4 (File No. 333-82593).

(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on March 30, 2001 (File No. 000-25317)

(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on April 11, 2003 (File No. 000-25317)

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2000 (File No. 000-25317).

(7)	The Amended and Restated Bylaws are incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-68665). A further amendment to the Bylaws adopted by a Resolution of the Board of Directors dated July 19, 2001 is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2001 (File No. 000-25317).

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2001 (File No. 000-25317).

(9)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-68665).

(10)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-37964).

(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2001 (File No. 000-25317), as amended.

(12)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-87085).

(13)	The 1997 Stock Option Plan, as amended and restated, is attached to Registrant’s Quarterly Report on Form 10-Q for the Quarterly period ended September 30, 2002 (File No. 000-25317). The forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement under the 1997 Stock Option Plan incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-43674).

(14)	Incorporated by reference to Registrant’s Registration Statement on Form S-1/A (File No. 333-87085).

(15)	Incorporated by Reference Registrant’s Registration Statement on Form S-4 (File No. 333-82593).

(16)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2000, (File No. 000-25317).

(17)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2001 (File No. 000-25317).

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 30, 2001 (File No. 000-25317).

(19)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2001 (File No. 000-25317).

(20)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2002 (File No. 000-25317).

(21)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2002 (File No. 000-25317).

(22)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2002 (File No. 000-25317).

(23)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2003 (File No. 000-25317).