Form 10-Q
period 2003-09-30
INVITROGEN CORP
filed 2003-11-14
CIK 1073431

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

As of November 6, 2003, there were 54,287,531 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INVITROGEN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value data)

	September 30,	December 31,
	2003	2002
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$563,856	$537,817
Short-term investments held-to-maturity	306,050	184,188
Restricted cash and investments	6,941	9,370
Trade accounts receivable, net of allowance for doubtful accounts of $4,987 and $4,431, respectively	123,192	95,104
Inventories	131,037	85,531
Deferred income taxes	23,860	28,679
Prepaid expenses and other current assets	30,112	27,762

Total current assets	1,185,048	968,451

Long-term investments held-to-maturity	253,008	338,488
Property and equipment, net	169,864	136,151
Goodwill	974,706	768,459
Intangible assets, net	478,372	344,180
Other assets	67,475	59,237

Total assets	$3,128,473	$2,614,966

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term obligations	$1,342	$2,456
Accounts payable	29,205	20,430
Accrued expenses and other current liabilities	99,965	87,591
Income taxes	8,531	30,478

Total current liabilities	139,043	140,955

Long-term obligations, deferred credits and reserves	32,002	24,664
Pension liabilities	24,213	21,997
Deferred income tax liabilities	156,778	108,737
2% Convertible Senior Notes due 2023	350,000	—
21/4% Convertible Subordinated Notes due 2006	500,000	500,000
51/2% Convertible Subordinated Notes due 2007	172,500	172,500

Total liabilities	1,374,536	968,853

Minority interest	—	3,503

Commitments and contingencies

Stockholders’ Equity:
Preferred stock; $0.01 par value, 6,405,884 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value, 125,000,000 shares authorized; 54,092,092 and 53,268,496 shares issued, respectively	541	533
Additional paid-in-capital	1,919,146	1,871,795
Deferred compensation	(8,861)	—
Accumulated other comprehensive income	36,693	14,906
Accumulated deficit	(97,083)	(144,624)
Less cost of treasury stock; 3,196,009 shares and 3,296,009 shares, respectively	(96,499)	(100,000)

Total stockholders’ equity	1,753,937	1,642,610

Total liabilities and stockholders’ equity	$3,128,473	$2,614,966

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002
Revenues	$196,939	$162,588	$569,968	$486,767
Cost of revenues	77,159	67,432	222,122	202,962

Gross margin	119,780	95,156	347,846	283,805

Operating Expenses:
Sales and marketing	38,457	30,783	113,325	90,420
General and administrative	22,722	18,347	65,383	50,657
Research and development	15,354	8,705	38,543	24,022
Other purchased intangibles amortization	20,736	16,071	56,243	48,214
Purchased in-process research and development	1,410	—	1,410	—
Business integration costs	925	223	1,318	16,113

Total operating expenses	99,604	74,129	276,222	229,426

Income from operations	20,176	21,027	71,624	54,379

Other income (expense):
Interest income	5,939	7,256	17,973	20,189
Interest expense	(7,547)	(6,039)	(20,249)	(18,123)
Other income (expense), net	(103)	460	233	(347)

Total other income and expense, net	(1,711)	1,677	(2,043)	1,719

Income before provision for income taxes and minority interest	18,465	22,704	69,581	56,098
Provision for income taxes	(4,767)	(7,418)	(21,431)	(17,727)
Minority interest	—	(351)	(609)	(854)

Net income	$13,698	$14,935	$47,541	$37,517

Earnings per common share:
Basic	$0.27	$0.28	$0.95	$0.71

Diluted	$0.26	$0.28	$0.94	$0.70

Weighted average shares used in per share calculation:
Basic	50,298	53,151	50,118	53,093
Diluted	51,762	53,448	50,822	53,446

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)(Unaudited)

	For the Nine Months Ended
	September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,541	$37,517
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of businesses acquired and divested:
Depreciation	19,900	14,426
Amortization of intangible assets	58,569	50,603
Deferred income taxes	(20,992)	(18,051)
Non-cash business integration and merger-related costs	2,335	9,527
Amortization of premiums on investments, net of accretion of discounts	8,256	3,281
Loss on disposal of assets	3,151	1,582
Other non-cash amortization and adjustments	4,707	3,559
Changes in operating assets and liabilities:
Restricted cash	—	8,145
Trade accounts receivable	(15,009)	(5,445)
Inventories	(1,946)	(2,338)
Prepaid expenses and other current assets	(1,764)	(783)
Other assets	1,748	(1,515)
Accounts payable	2,569	(279)
Accrued expenses and other current liabilities	13,832	(6,783)
Income taxes	1,818	9,229

Net cash provided by operating activities	124,715	102,675

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of held-to-maturity securities	235,539	291,904
Purchases of held-to-maturity securities	(263,278)	(606,905)
Proceeds from sale of held-to-maturity securities	—	969
Net proceeds from sale of business	—	1,145
Cash paid for business combinations, net of cash acquired	(412,943)	—
Payment received on note receivable	—	261
Purchases of property and equipment	(19,893)	(43,006)
Proceeds from sale of property, plant and equipment	2,716	795
Payments for intangible assets	(478)	(2,250)

Net cash used in investing activities	(458,337)	(357,087)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net principal payments on lines of credit	—	(2,755)
Proceeds from long-term obligations	340,877	—
Principal payments on long-term obligations	(2,370)	(419)
Proceeds from sale of common stock	18,922	3,892
Repayment of minority interest capital	(4,127)	—
Purchase of treasury stock	(5,354)	(9,467)

Net cash provided by (used in) financing activities	347,948	(8,749)
Effect of exchange rate changes on cash	11,713	11,283

Net increase (decrease) in cash and cash equivalents	26,039	(251,878)
Cash and cash equivalents, beginning of period	537,817	878,214

Cash and cash equivalents, end of period	$563,856	$626,336

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

Financial Statement Preparation

     The consolidated financial statements include the accounts of Invitrogen Corporation and its wholly-owned subsidiaries, collectively referred to as Invitrogen. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim financial statements have been prepared, without audit, according to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the SEC’s rules and regulations. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows as of and for the periods indicated.

     These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 7, 2003.

Inventories

     Inventories include material, labor and overhead costs in addition to purchase accounting adjustments to write-up acquired inventory to estimated selling prices less costs to complete, costs of disposal and a reasonable profit allowance. Inventories consist of the following:

	September 30,	December 31,
(in thousands)	2003	2002
	(Unaudited)
Raw materials and components	$15,415	$15,291

Work in process (materials, labor and overhead)	12,914	7,830
Adjustment to write up acquired work in process inventory to fair value	16,492	—

Total work in process	29,406	7,830

Finished goods (materials, labor and overhead)	76,761	62,410
Adjustment to write up acquired finished goods inventory to fair value	9,455	—

Total finished goods	86,216	62,410

	$131,037	$85,531

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

     For the three and nine months ended September 30, 2003, research and development expenses in the Consolidated Statements of Income include accelerated amortization of purchased technology of $1.5 million for which management has determined that there is limited opportunity to develop commercial applications. For the three and nine months ended September 30, 2003, an additional impairment loss of $0.9 million was recognized in business integration costs in the Consolidated Statements of Income on assets held for sale in Huntsville, Alabama, related to the closure of our facilities located there. Other income and expense in the Consolidated Statements of Income includes a $0.6 million impairment loss for the three and nine months ended September 30, 2003, related to vacant land held for sale.

Accumulated Depreciation and Amortization

     Accumulated depreciation and amortization of property and equipment was $64.7 million and $44.0 million at September 30, 2003, and December 31, 2002, respectively. Accumulated amortization of intangible assets was $212.3 million and $154.4 million at September 30, 2003, and December 31, 2002, respectively.

Computation of Earnings Per Common Share

     Basic earnings per share was computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if net income were divided by the weighted average number of common shares, plus potential common shares from outstanding stock options and contingently issuable restricted stock plus the conversion of the convertible subordinated notes where the effect of those securities is dilutive. Until such time that the restricted convertibility feature (see Note 5) of the 2% Notes is met, the 2% Notes are not considered in our diluted earnings per common share calculation. The computations for basic and diluted earnings per share are as follows:

	Income	Shares	Earnings
(in thousands, except per share amounts)(unaudited)	(Numerator)	(Denominator)	Per Share

Three Months Ended September 30, 2003
Basic earnings per share:
Net income	$13,698	50,298	$0.27

Diluted earnings per share:
Dilutive stock options	—	1,381
Contingently issuable restricted stock	—	83

Net income plus assumed conversions	$13,698	51,762	$0.26

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		2,599
2 1/4% Convertible Subordinated Notes due 2006		5,807
5 1/2% Convertible Subordinated Notes due 2007		2,025

Three Months Ended September 30, 2002
Basic earnings per share:
Net income	$14,935	53,151	$0.28

Diluted earnings per share:
Dilutive stock options	—	297

Net income plus assumed conversions	$14,935	53,448	$0.28

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		4,191
2 1/4% Convertible Subordinated Notes due 2006		5,807
5 1/2% Convertible Subordinated Notes due 2007		2,025

Nine Months Ended September 30, 2003
Basic earnings per share:
Net income	$47,541	50,118	$0.95

Diluted earnings per share:
Dilutive stock options	—	667
Contingently issuable restricted stock	—	37

Net income plus assumed conversions	$47,541	50,822	$0.94

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		3,817
2 1/4% Convertible Subordinated Notes due 2006		5,807
5 1/2% Convertible Subordinated Notes due 2007		2,025

	Income	Shares	Earnings
(in thousands, except per share amounts)(unaudited)	(Numerator)	(Denominator)	Per Share

Nine Months Ended September 30, 2002
Basic earnings per share:
Net income	$37,517	53,093	$0.71

Diluted earnings per share:
Dilutive stock options	—	353

Net income plus assumed conversions	$37,517	53,446	$0.70

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		4,162
21/4% Convertible Subordinated Notes due 2006		5,807
51/2 % Convertible Subordinated Notes due 2007		2,025

Accounting for Stock-Based Compensation

     Invitrogen accounts for its employee stock option plans and employee stock purchase plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). Accordingly, no compensation cost has been recognized for the fixed stock option plans or stock purchase plan under the fair value recognition provisions of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if Invitrogen had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. Invitrogen has reevaluated the method by which the tax effect on pro-forma stock-based compensation is calculated for 2003. The 2002 comparative amounts have been adjusted to conform to the current year’s methodology.

(in thousands, except per share	For the Three Months		For the Nine Months
amounts)(unaudited)	Ended September 30,		Ended September 30,
	2003	2002	2003	2002
Net income, as reported	$13,698	$14,935	$47,541	$37,517
Add: Stock-based compensation expense included in reported net income, net of related tax effects	409	14	449	130
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,486)	(6,556)	(25,368)	(22,159)

Pro forma net income	$6,621	$8,393	$22,622	$15,488

Earnings per share:
Basic – as reported	$0.27	$0.28	$0.95	$0.71

Basic – pro forma	$0.13	$0.16	$0.45	$0.29

Diluted – as reported	$0.26	$0.28	$0.94	$0.70

Diluted – pro forma	$0.13	$0.16	$0.45	$0.29

Comprehensive Income

     Total comprehensive income is determined as follows:

	For the Three Months		For the Nine Months
(in thousands)(unaudited)	Ended September 30,		Ended September 30,
	2003	2002	2003	2002
Net income	$13,698	$14,935	$47,541	$37,517
Unrealized gain (loss) on investments	(270)	—	3	—
Foreign currency translation adjustments	6,045	1,252	21,784	17,560

Total comprehensive income	$19,473	$16,187	$69,328	$55,077

Recent Accounting Pronouncements

     In April 2002, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Board Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” FIN No. 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN No. 45 are effective for annual periods ending after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year end. The adoption of FIN No. 45 did not have a significant impact on the Company’s consolidated financial statements.

     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities (VIEs) created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has not identified any VIEs for which it is the primary beneficiary or has significant involvement.

     In May 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement amends Statement 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, in connection with other Board projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative. The adoption of this Statement did not have a significant impact on the Company’s consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. The Company does not believe that the adoption of this Statement will have a significant impact on the Company’s consolidated financial statements. As a result of decision reached by the FASB at a meeting on October 29, 2003, companies are not required to recognize noncontrolling interests of a limited-life subsidiary as a liability in the consolidated financial statements. Companies should continue to account for these interests as minority interests.

2.	Business Combinations and Integrations

Molecular Probes Acquisition

     On August 20, 2003, Invitrogen acquired all of the outstanding shares of common stock of Molecular Probes, Inc. (“Molecular Probes”). Molecular Probes develops, manufactures and markets novel fluorescence-based technologies for labeling molecules used in disease research and biopharmaceutical development. The primary reason for the acquisition is to broaden Invitrogen’s technology base in proteomics, providing critical tools for discovery research and the accurate determination of protein function. Each option to purchase one share of Molecular Probes common stock was assumed by Invitrogen and exchanged for an option to purchase a common share of Invitrogen common stock using an exchange rate of 0.0756037. The exercise price of each option grant to purchase Molecular Probes common stock was divided by the exchange rate of 0.0756037. Invitrogen intends to continue Molecular Probes’ operations as part of its molecular biology business segment.

     The transaction has been accounted for as a purchase, and, accordingly, the results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. The total cost of the acquisition is estimated at $318.2 million and includes cash paid for common stock of $303.9 million, the fair value of assumed Molecular Probes stock options of $19.5 million, closing costs of $2.1 million, less cash acquired of $7.3 million. We are still completing the review of the purchase price allocation and, on a preliminary basis, the excess of purchase price over the acquired net tangible assets was $323.6 million at September 30, 2003, of which $113.6 million has been allocated to purchased intangibles which are amortized over a life of 8 years, $1.4 million which has been allocated to in-process research and development costs, which has been expensed in the Consolidated Statements of Income for the three and nine months ended September 30, 2003, and $208.6 million which has been allocated to goodwill in the Consolidated Balance Sheets. A consistent pattern of sales growth, a history of operating margins and profitability, a strong scientific employee base and operations in a specialized niche in our industry were among the factors that contributed to a purchase price resulting in the recognition of goodwill.

     As a result of the integration of the two businesses, Invitrogen has terminated 5 employees. A total of $3.3 million was paid for severance related to these employees. As of September 30, 2003, Invitrogen had $0.1 million remaining in accrued merger related costs that are included in accrued expenses and other current liabilities in the Consolidated Balance Sheets. Activity for accrued acquisition and business integration costs for the nine months ended September 30, 2003, is as follows:

	Opening
	Balance	Amounts	Balance at
	Sheet	Paid in	September 30,
(in thousands)(unaudited)	Accruals	Cash	2003
Severance and related employee charges	$3,324	$(3,324)	$—
Direct costs of the merger	2,122	(2,001)	121

	$5,446	$(5,325)	$121

PanVera Asset Acquisition

     On March 28, 2003, Invitrogen completed its acquisition of products and technology rights from PanVera LLC, a wholly-owned subsidiary of Vertex Pharmaceuticals, Inc. The products and rights acquired include biochemical and cellular assay capabilities and PanVera’s commercial portfolio of proprietary reagents, probes and proteins. As part of the transaction, Invitrogen also acquired PanVera’s research, development and manufacturing facility in Madison, Wisconsin. The transaction has been accounted for as a purchase, and, accordingly, the results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. Invitrogen paid $94.9 million in cash, $6.3 million into an escrow account that was used to pay off debt assumed, $1.3 million to acquire equipment under operating leases and incurred $1.8 million in closing costs for a total purchase price of $104.3 million. The excess of purchase price over the acquired net tangible assets was $75.9 million at September 30, 2003, of which $70.3 million has been allocated to purchased intangibles which are amortized over a weighted average life of 8 years and $5.6 million which has been allocated to goodwill in the Consolidated Balance Sheets.

     As a result of the integration of the business, Invitrogen has terminated 18 employees. As of September 30, 2003, Invitrogen had $0.5 million remaining in accrued merger related costs that are included in accrued expenses and other current liabilities in the Consolidated Balance Sheets. Activity for accrued acquisition and business integration costs for the nine months ended September 30, 2003, is as follows:

	Opening
	Balance	Amounts	Balance at
	Sheet	Paid in	September 30,
(in thousands)(unaudited)	Accruals	Cash	2003
Severance and related employee charges	$231	$(81)	$150
Direct costs of the acquisition	1,832	(1,531)	301

	$2,063	$(1,612)	$451

Pro Forma Information

     The following unaudited pro forma information assumes that the acquisition of Molecular Probes occurred at the beginning of each of the respective periods presented and that the acquisition of the PanVera assets and underlying business occurred on January 1, 2003 and 2002, for each of the nine month periods, respectively. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the acquisitions been in effect as of the periods indicated above, or of future results of operations. The unaudited pro forma results for the three and nine months ended September 30, 2003 and 2002, are as follows:

(in thousands, except per share data	For the Three Months		For the Nine Months
(unaudited)	Ended September 30,		Ended September 30,
	2003	2002(1)	2003	2002(1)
Revenues	$207,012	$181,354	$617,725	$559,772
Net income(2)	6,560	690	28,218	16,369
Earnings per share:
Basic	$0.13	$0.01	$0.56	$0.31
Diluted	$0.13	$0.01	$0.55	$0.31

(1)	Included in revenues for the PanVera acquired business are $0.6 million and $11.1 million for the three and nine months ended September 30, 2002, respectively, for the sale of perpetual licenses. These revenues are not expected to recur in 2003.
(2)	Includes $1.4 million for the write-off of purchased in-process research and development costs that is nonrecurring.

InforMax Integration

     Invitrogen completed its review of acquired intangible assets related to its December 6, 2002, acquisition of InforMax, Inc., and has allocated $6.6 million to purchased intangibles as of September 30, 2003, which are amortized over three years. The excess of purchase price over the acquired net assets was $3.8 million at September 30, 2003, and has been recorded as goodwill in the Consolidated Balance Sheets, and is subject to change pending the outcome of negotiations on the current leases and negotiations to sublease those properties. At the time InforMax was acquired by Invitrogen, InforMax held nine leases in five cities, with future minimum lease commitments, net of sublease income that totaled $20.5 million. As of September 30, 2003, the Company has subleased four of the leases, partially terminated two leases, and reduced net future lease commitments for the remaining unused leases to $9.5 million.

     Invitrogen’s management has approved an integration plan which included the termination of 50 employees, the relocation or transfer to other sites of 104 employees mainly to our Frederick, Maryland facility and the closure of duplicate facilities in Maryland. Costs necessary to integrate the businesses of Invitrogen and InforMax that are expected to benefit future operations are expensed as business integration costs after management has completed and approved the restructuring plans and associated costs. There were no restructuring costs for the three months ended September 30, 2003, and $0.4 million for the nine months ended September 30, 2003, that have been recognized as expense in business integration costs in the Consolidated Statements of Income. As of September 30, 2003, the integration plan was essentially complete. As of September 30, 2003, Invitrogen had $0.5 million remaining in accrued merger related costs that are included in accrued expenses and other current liabilities in the Consolidated Balance Sheets. Activity for accrued merger and business integration costs for the nine months ended September 30, 2003 is as follows:

	Balance at	Net Amount		Amounts	Balance at
	December 31,	Charged to	Adjustments to	Paid in	September 30,
(in thousands)(unaudited)	2002	Expense	Goodwill	Cash	2003
Severance, retention and related employee charges	$1,839	$65	$250	$(1,786)	$368
Other costs to close facilities	100	328	—	(329)	99
Direct costs of the merger	221	—	202	(423)	—

	$2,160	$393	$452	$(2,538)	$467

Huntsville

     In April 2002, Invitrogen announced its plan to integrate its operations in Huntsville, Alabama with the rest of the Company. At December 31, 2002, Invitrogen had two facilities totaling $5.2 million in assets held for sale included in prepaid expenses and other current assets in the Consolidated Balance Sheets. In February 2003, Invitrogen sold one of the Huntsville facilities for $2.7 million, which approximated the carrying value of the facility at December 31, 2002. Invitrogen has recently received a valid offer on the remaining facility and has recognized an impairment loss of $0.9 million for the three and nine months ended September 30, 2003, which is included in business integration costs in the Consolidated Statements of Income. As of September 30, 2003, Invitrogen had $1.4 million remaining in assets held for sale.

3.	Segment Information

     Invitrogen operates in two business segments, a Molecular Biology segment and a Cell Culture segment. Unaudited segment information is as follows:

			Corporate
	Molecular	Cell	And
(dollars in thousands)(unaudited)	Biology	Culture	Unallocated(1)	Total

Three Months Ended September 30, 2003
Revenues from external customers	$125,356	$71,583	$—	$196,939

Gross margin	86,058	38,893	(5,171)	119,780

Gross margin as a percentage of revenues	69%	54%		61%
Selling, administrative and R&D	54,779	14,762	6,992	76,533
Purchased intangibles amortization, business integration and merger-related costs	—	—	23,071	23,071

Income (loss) from operations	$31,279	$24,131	$(35,234)	$20,176

Operating margin as a percentage of revenues	25%	34%		10%

Three Months Ended September 30, 2002
Revenues from external customers	$106,775	$55,813	$—	$162,588

Gross margin	66,207	28,957	(8)	95,156

Gross margin as a percentage of revenues	62%	52%		59%
Selling, administrative and R&D	40,847	12,074	4,914	57,835
Purchased intangibles amortization, business integration and merger-related costs	—	—	16,294	16,294

Income (loss) from operations	$25,360	$16,883	$(21,216)	$21,027

Operating margin as a percentage of revenues	24%	30%		13%

Nine Months Ended September 30, 2003
Revenues from external customers	$361,508	$208,460	$—	$569,968

Gross margin	244,468	110,205	(6,827)	347,846

Gross margin as a percentage of revenues	68%	53%		61%
Selling, administrative and R&D	152,678	44,435	20,138	217,251
Purchased intangibles amortization, business integration and merger-related costs	—	—	58,971	58,971

Income (loss) from operations	$91,790	$65,770	$(85,936)	$71,624

Operating margin as a percentage of revenues	25%	32%		13%

Nine Months Ended September 30, 2002
Revenues from external customers	$323,068	$163,699	$—	$486,767

Gross margin	200,303	83,521	(19)	283,805

Gross margin as a percentage of revenues	62%	51%		58%
Selling, administrative and R&D	116,038	35,651	13,410	165,099
Purchased intangibles amortization, business integration and merger-related costs	—	—	64,327	64,327

Income (loss) from operations	$84,265	$47,870	$(77,756)	$54,379

Operating margin as a percentage of revenues	26%	29%		11%

(1)	Unallocated items for the three months ended September 30, 2003 and 2002, include costs for purchase accounting inventory revaluations of $5.1 million and $0, amortization of purchased intangibles of $20.7 million and $16.1 million, amortization of deferred compensation of $0.4 million and $15,000, purchased in-process research and development costs of $1.4 million and $0, and business integration costs of $0.9 million and $0.2 million, respectively. Unallocated items for the nine months ended September 30, 2003 and 2002, include costs for purchase accounting inventory revaluations of $6.8 million and $0, amortization of purchased intangibles of $56.2 million and $48.2 million, amortization of deferred compensation of $0.4 million and $0.2 million, purchased in-process research and development costs of $1.4 million and $0, and business integration costs of $1.3 million and $16.1 million, respectively. These items are not allocated by management for purposes of analyzing the operations since they are principally non-cash or other costs resulting primarily from business restructuring or purchase accounting. Management assesses the profitability and cash flows of the segments apart from amortization expense and other costs arising from the initial cost of the acquisition.

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

Letters of Credit

     Invitrogen had outstanding letters of credit at September 30, 2003, totaling $3.1 million to support liabilities associated with Invitrogen’s self-insured workmen’s compensation programs, which are reflected in other current liabilities and long-term deferred credits and reserves in the Consolidated Balance Sheet at September 30, 2003.

     Invitrogen also had outstanding letters of credit at September 30, 2003, totaling $1.7 million to support its building lease requirements.

Leases

     Invitrogen assumed an operating lease and a capital lease in conjunction with the acquisition of Molecular Probes. The operating lease relates to a building in Eugene, Oregon and includes rental commitments through 2012. Rent expense under the operating lease was $18,000 for the three and nine months ended September 30, 2003. Future minimum commitments on the operating lease are $41,000 for the remaining three months of 2003, $0.2 million each year from 2004 through 2007 and $0.9 million for all periods thereafter.

     The capital lease is for another building in Eugene, Oregon and as of September 30, 2003, the total capital lease liability is $12.3 million, with $0.3 million allocated to the current portion of long-term obligations and $12.0 million allocated to long-term obligations, deferred credits and reserves in the Consolidated Balance Sheet at September 30, 2003. The lease expires in 2020 and has future minimum commitments of $0.4 million for the remaining three months of 2003, $1.4 million each year from 2004 through 2007 and $18.1 million thereafter.

Environmental Liabilities

     Invitrogen assumed certain environmental exposures as a result of its merger with Dexter Corporation in 2000. Invitrogen recorded reserves to cover estimated environmental costs. The environmental reserves, which are not discounted, were $8.0 million at September 30, 2003, and included current reserves of $0.5 million, which are estimated to be paid during the next year, and long-term reserves of $7.5 million. In addition, Invitrogen has an insurance policy for these assumed environmental exposures. Based upon currently available information, Invitrogen believes that it has adequately provided for these environmental exposures and that the outcome of these matters will not have a material adverse effect upon the consolidated financial position, results of operations or cash flows of Invitrogen in the future.

Litigation

     In September 1999, Life Technologies, Inc., which has now been merged into Invitrogen, submitted a report in connection with a voluntary disclosure to the Department of Veterans Affairs (“VA”) regarding matters involving the management of Life Technologies’ Federal Supply Schedule contract with the VA that had been in effect since April 1992. As part of the disclosure, Life Technologies offered to provide a refund to the government in the amount of $3.9 million. Life Technologies made a cash payment of $1.1 million to the VA and Invitrogen assumed an accrued liability of $2.8 million upon our merger with Life Technologies at September 14, 2000. In July 2001 the VA Office of Inspector General advised Invitrogen of its position that a refund of $10.8 million, in addition to the $3.9 million refund previously offered, should be paid by Invitrogen to the government. In 2001, Invitrogen adjusted its accrued liability to reflect the full amount claimed by the VA, less payments already made. The government informed Invitrogen on February 25, 2002, that the VA had referred the matter to the Civil Division of the Department of Justice. Invitrogen entered into a tolling agreement dated March 15, 2002, that tolls certain claims to a defense based on the statute of limitations. This agreement has now been extended several times and will expire on January 14, 2004. The parties are actively involved in negotiations to settle the matter, but there can be no assurance that Invitrogen will prevail in contesting the government’s determination or that a settlement will be finalized.

     Apart from the matters above, Invitrogen is subject to other potential liabilities under government regulations and various claims and legal actions which are pending or may be asserted. These matters have arisen in the ordinary course and conduct of Invitrogen’s business, as well as through acquisitions, and some are expected to be covered, at least partly, by insurance. Estimated amounts for claims that are probable and can be reasonably estimated are reflected as liabilities of Invitrogen. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters which are pending or may be asserted could be decided unfavorably to Invitrogen. Although the amount of liability at September 30, 2003, with respect to these matters cannot be ascertained, Invitrogen believes that any resulting liability should not materially affect Invitrogen’s consolidated financial statements.

5.	Issuance of 2% Convertible Senior Notes

     In August 2003, Invitrogen issued $350.0 million principal amount of 2% convertible senior notes (the “2% Notes”) due August 1, 2023 to certain qualified institutional buyers. Interest on the 2% Notes is payable semi-annually on February 1st and August 1st. In addition to the coupon interest of 2%, additional interest of 0.35% of the market value of the notes may be required to be paid beginning August 1, 2010, if the market value of the notes during specified testing periods is 120% or more of the principle value. This contingent interest feature is an embedded derivative with a de minimis value, to which no value has been assigned at issuance and at September 30, 2003. The 2% Notes were issued at 100% of principal value, and are convertible into 5.1 million shares of common stock at the option of the holder, subject to certain conditions described below, at a price of $68.24 per share. The 2% Notes may be redeemed, in whole or in part, at Invitrogen’s option on or after August 1, 2010 at 100% of the principal amount. In addition, the holders of the 2% Notes may require Invitrogen to repurchase all or a portion of the 2% Notes for 100% of the principal amount, plus accrued interest, on August 1, 2010, August 1, 2013, and August 1, 2018.

     The Notes also contain a restricted convertibility feature that does not affect the conversion price of the notes but, instead, places restrictions on a holder’s ability to convert their notes into shares of our common stock (“conversion shares”). Holders may convert their notes into shares of our common stock prior to stated maturity under the following circumstances:

•	during any fiscal quarter (beginning with the quarter ending December 31, 2003) if the sale price of our common stock for at least 20 consecutive trading days in the 30 consecutive trading-day period ending on the last trading day of the immediately preceding fiscal quarter exceeds 120% of the conversion price on that 30th trading day;

•	during any five consecutive trading day period immediately following any five consecutive trading day period (the “Note Measurement Period”) in which the average market price for the notes during that Note Measurement Period was less than 97% of the average conversion value for the notes during such period; provided, however, that if, at the time of conversion pursuant to this provision, the closing sale price of our common stock is greater than 100% of the conversion price but equal to or less than 120% of the conversion price, then the holders will receive, in lieu of common stock based on the applicable conversion rate, common stock, at our option, with a value equal to the principal amount of the notes on the conversion date, which we refer to as the “value conversion;”

•	upon the occurrence of specified corporate transactions; or

•	if we have called the notes for redemption.

     After expenses, Invitrogen received net proceeds of $340.9 million. The costs incurred to issue the 2% Notes, which totaled $9.1 million, have been deferred and included in other assets in the Consolidated Balance Sheets and are amortized over the terms of the 2% Notes using the effective interest method. At September 30, 2003, the unamortized balance of the issuance costs was $9.1 million.

6.	Related Party Transactions

     In September 2003, Invitrogen purchased the former residence in Wisconsin of Invitrogen’s new chief executive officer under the terms of his executive relocation agreement. The fair market value of the home was determined by two independent appraisals to be $0.9 million and has been recorded as an asset held for sale at September 30, 2003, in prepaid expenses and other current assets in the Consolidated Balance Sheets. Invitrogen paid the officer $0.4 million for his equity and assumed the mortgage of $0.5 million which is included in the current portion of long-term obligations at September 30, 2003, in the Consolidated Balance Sheets. Invitrogen expects to sell the property and liquidate the mortgage within one year.

     In May 2003, Invitrogen entered into a change-in-control agreement with its new chief executive officer. This agreement provides for accelerated vesting of stock options and a cash payment totaling two times his annual salary upon (i) a change in control of Invitrogen and (ii) certain negative employment actions that are specified in the agreement.

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

We have acquired ten companies since we became a public company in 1999. Our most significant acquisitions to date include Life Technologies, Molecular Probes, Inc., Research Genetics, NOVEX, and InforMax. We also recently purchased certain products and technology rights of PanVera and Genicon Sciences, which broadened our product offering for proteomics and cell biology research, as well as drug discovery. Our acquisitions of Molecular Probes and the products and technology of Pan Vera and Genicon Sciences allow us to participate more fully in the middle stages of the drug discovery process.

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

•	Sales and Distribution

o	Multi-national sales footprint. We have developed a world-class sales and distribution network with sales in approximately seventy countries throughout the world. The majority of our sales activities are conducted through a dedicated direct sales organization located in the United States and a number of foreign countries. Many of our sales people possess degrees in molecular biology, biochemistry or related fields. Our sales force has a proven track record for selling and distributing our products.

In a number of foreign countries where we do not have a direct sales organization we sell our products via subsidiaries and distributors. These distributors are located primarily in selected territories in Europe, the Middle East, South America and Asia. We may choose in the future to establish a direct sales organization in these and additional territories.

o	High customer satisfaction. Our sales, marketing, customer service and technical support staffs work well together to provide our customers exceptional service for our products, and we have been highly rated in customer satisfaction surveys. We expect that our reputation in this area will help us attract new customers and increase sales to existing customers.

o	Rapid product delivery. We have the ability to ship typical orders on a same-day or next-day basis. We intend to use this ability to provide convenient service to our customers to generate additional sales.

     We focus our business on two principal segments:

•	Molecular Biology. We are a leading supplier of biological discovery products that simplify and improve gene cloning, gene expression, and gene analysis techniques. We also supply a full range of related molecular biology products including enzymes, nucleic acids, other biochemicals and reagents, and informatics software.

•	Cell Culture. We are also a leading supplier of biological production products such as sera, cell and tissue culture media and reagents used in both life sciences research and in biological manufacturing processes that grow cells in order to produce biological therapeutic products.

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

     We manufacture the majority of our products in our manufacturing facilities in Carlsbad, California; Eugene, Oregon; Frederick, Maryland; Grand Island, New York; Madison, Wisconsin; Auckland, New Zealand; Newcastle, Australia and Inchinnan, Scotland. We also have manufacturing facilities in Japan, Brazil, and Israel. In addition, we purchase products from third-party manufacturers for resale.

     We conduct research activities in the United States and New Zealand and business development activities around the world. As part of these activities we actively seek to license intellectual property from academic, government, and commercial institutions.

     Our revenues have increased significantly since our inception. The increase in our revenues has been due to several factors: acquisitions; the continued growth of the market for gene identification, cloning expression, and analysis kits, cell culture products and other products and related services; increasing market acceptance of these kits and products; our introduction of new research kits and products for gene identification, cloning, expression, and analysis; our ability to increase prices; and the expansion of our direct sales and marketing efforts. We plan to continue to introduce new research kits, as we believe continued new product development and rapid product introduction is a critical competitive factor in the market for molecular biology research kits. We also plan to continue to grow our business through acquisitions.

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

     Our significant acquisitions of other businesses during the last year include:

•	Our August 20, 2003, acquisition of all outstanding shares of Molecular Probes, Inc., a privately-held corporation based in Eugene, Oregon. Molecular Probes is a provider of fluorescence-based technologies for use in labeling molecules for biological research and drug discovery. The transaction has been accounted for as a purchase, and, accordingly, the results of operations have been included in the accompanying consolidated financial statements in the Molecular Biology segment from the date of acquisition.

•	Our March 28, 2003, acquisition of products and technology rights from PanVera LLC, a wholly-owned subsidiary of Vertex Pharmaceuticals, Inc. Based in Madison, Wisconsin, our PanVera business provides products and services that are designed to accelerate the discovery of new medicines by the pharmaceutical and biopharmaceutical industries. Through this transaction, we have acquired PanVera’s biochemical and cellular assay capabilities and its commercial portfolio of proprietary reagents, probes and proteins. As part of the transaction, we have also acquired PanVera’s research, development and manufacturing facility in Madison. We plan to expand the sale of PanVera products to target a broader market, including academic and government researchers. The transaction has been accounted for as a purchase, and, accordingly, the results of operations have been included in the accompanying consolidated financial statements in the Molecular Biology segment from the date of acquisition.

•	Our December 6, 2002, acquisition of all outstanding shares of common stock of InforMax, Inc., a provider of a multi-application suite of data access, analysis and presentation software for life science applications. The transaction has been accounted for as a purchase, and, accordingly, the results of operations have been included in the accompanying consolidated financial statements in the Molecular Biology segment from the date of acquisition.

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

RESULTS OF OPERATIONS

     Revenues. Revenues for the three months ended September 30, 2003, increased $34.4 million, or 21%, from $162.6 million in 2002 to $196.9 million for 2003. Changes in foreign currency exchange rates, when comparing the three months ended September 30, 2003, with the same period in 2002, increased U.S. dollar-denominated revenues, accounting for $7.1 million of the $34.4 million increase. This increase from changes in foreign currency exchange rates increased our revenue growth rate by 4%. The increase in revenues also includes $13.9 million, or 9%, from our recent acquisitions: InforMax, which we acquired in December 2002; the PanVera business which we acquired at the end of March 2003; and Molecular Probes which we acquired in August 2003. Higher volume accounted for an additional 6% increase, while higher prices contributed another 3%.

     Revenues for the nine months ended September 30, 2003 increased $83.2 million, or 17%, from $486.8 million in 2002 to $570.0 for 2003. Changes in foreign currency exchange rates, when comparing the nine months ended September 30, 2003, with the same period in 2002, increased U.S. dollar-denominated revenues, accounting for $28.7 million of the $83.2 million increase. This increase from changes in foreign currency exchange rates increased our revenue growth rate by 6%. The increase in revenues also includes $22.0 million, or 5%, from our recent acquisitions. Higher volume and higher prices each accounted for an additional 3.5% increase.

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

     Molecular Biology Segment Revenues. Revenues for the Molecular Biology segment increased $18.6 million, or 17%, from $106.8 million for the three months ended September 30, 2002, to $125.4 million in 2003. Changes in foreign currency exchange rates increased dollar-denominated Molecular Biology revenues by $4.2 million when comparing the three months ended September 30, 2003, with the same period in 2002 and accounted for 4% of the 17% increase in revenues. The increase in revenues also includes $13.9 million, or13%, from our recent acquisitions.

     Revenues for the Molecular Biology segment increased $38.4 million, or 12%, from $323.1 million for the nine months ended September 30, 2002, to $361.5 million in 2003. Changes in foreign currency exchange rates increased dollar-denominated Molecular Biology revenues by $17.1 million when comparing the nine months ended September 30, 2003, with the same period in 2002 and accounted for 5% of the 12% increase in revenues. The increase in revenues also includes $22.0 million, or 7%, from our recent acquisitions. Higher prices accounted for an additional 1% increase, while lower volume reduced revenues by 1%.

     Including the recent acquisitions of Molecular Probes, InforMax and PanVera, we currently expect our Molecular Biology growth rate to range from 25% to 30% for the remaining three-month period ending December 31, 2003, with favorable foreign currency rate benefits representing 4% to 6% of the growth. The growth rate in the fourth quarter of 2003 is expected to be substantially higher than the third quarter due to the inclusion of Molecular Probes for a full quarter.

     Cell Culture Segment Revenues. Revenues for the Cell Culture segment for the three months ended September 30, 2003, increased $15.8 million, or 28%, from $55.8 million in 2002 to $71.6 million in 2003. Changes in foreign currency exchange rates increased dollar-denominated Cell Culture revenues by $2.9 million when comparing the three months ended September 30, 2003, with the same period in 2002 and accounted for 5% of the 28% increase in revenues. The remainder of the increase includes volume growth of 16% primarily in our large-scale production applications, as well as price increases, particularly for sera products, which accounted for 7%.

     Revenues for the Cell Culture segment for the nine months ended September 30, 2003, increased $44.8 million, or 27%, from $163.7 million in 2002 to $208.5 million in 2003. Changes in foreign currency exchange rates increased dollar-denominated Cell Culture revenues by $11.6 million when comparing the nine months ended September 30, 2003, with the same period in 2002 and accounted for 7% of the 27% increase in revenues. The remainder of the increase reflects volume growth of 13% driven by our large-scale production applications, as well as price increases, particularly for sera products, which accounted for 7%.

     Currently, we expect our Cell Culture growth rate to range from 13% to 17% for the remainder of the year, including the benefit from favorable foreign currency rates. Favorable foreign currency rates are expected to benefit the remaining year growth rate for Cell Culture by approximately 4% to 6%.

     Sales of cell culture products for large-scale production applications can vary significantly due to customer demand. In addition, cell culture revenues include sales of sera products whose price has historically been volatile. As a result, cell culture revenue growth rates can vary significantly.

     Gross Margin. Our gross margin for the three and nine months ended September 30, 2003, was 61% compared with 59% for the comparable three months in 2002 and 58% for the comparable nine months in 2002. The increase in gross margin during 2003 when compared to 2002 is principally driven by higher molecular biology gross margins. The addition of higher margin products from acquired businesses for the three and nine months ended September 30, 2003, accounted for improved margins of 2% and 1%, favorable changes in product mix accounted for improved margins of 2% and 2%, and higher prices accounted for improved margins of 1% and 1%, respectively. These margin improvements were offset by increased costs of $5.1 million, or 3%, and $6.8 million, or 1%, associated with the sale during the three and nine months of September 30, 2003, respectively, of products acquired in our business combinations that were previously written-up under purchase accounting rules.

     Molecular biology gross margins were 69% and 68% for the three and nine months ended September 30, 2003, respectively, compared to 62% for both comparable periods last year. The increases during the three and nine months ended September 30, 2003, are due to favorable changes in product mix which improved margins by 4% and 3%, the addition of higher margin products from acquired businesses which accounted for improved margins of 3% and 1% and favorable changes in foreign currency rates which improved margins by 1% and 1%, and lower royalty expense which accounted for 1% and 1%, respectively.

     Cell culture gross margins were 54% and 53% for the three and nine months ended September 30, 2003, compared to 52% and 51% for the three and nine months ended September 30, 2002, respectively. Higher average selling prices and favorable currency rates in our non-sera product line accounted for a 2% and 1% improvement in cell culture gross margins for the three and nine months ended September 30, 2003, respectively. Our sera product line accounted for an additional 1% increase in gross margins for the nine months ended September 30, 2003, driven by selling prices increasing at a faster rate than costs.

     We believe that gross margin for future periods will be affected by, among other things, the integration of acquired businesses in addition to sales volumes, competitive conditions, royalty payments on licensed technologies, the cost of raw materials, changes in average selling prices, and foreign currency rates.

     Sales and Marketing. Sales and marketing expenses increased $7.7 million from $30.8 million for the three months ended September 30, 2002, to $38.5 million for the same period in 2003. As a percentage of revenues, sales and marketing expenses increased from 19% for the three months ended September 30, 2002, to 20% for the same period in 2003. For the nine months ended September 30, 2003, sales and marketing expenses increased $22.9 million from $90.4 million in 2002 to $113.3 million for the same period in 2003. As a percentage of revenues, sales and marketing expenses increased from 19% for the nine months ended September 30, 2002, to 20% for the same period in 2003.

     The absolute increase in sales and marketing expenses for the three and nine months ended September 30, 2003 is primarily due to the acquired businesses of InforMax in December 2002, PanVera in March 2003, and Molecular Probes in August 2003, which accounted for $3.1 million and $7.3 million of the increase, increased headcount, compensation and selling activities which accounted for $2.6 million and $10.5 million of the increase, and changes in foreign currency rates that increased expense by $0.9 million and $3.8 million, respectively. Sales and marketing expenses for the three and nine months ended September 30, 2003, also include accelerated depreciation expense of $1.1 million for a portion of our e-commerce software that will be rendered obsolete by a new system in 2004.

     Sales and marketing expenses for the three months ended September 30, 2003, for the Molecular Biology segment were $29.1 million, or 23% of segment revenues, compared to $23.6 million, or 22%, for the same period in 2002. For the nine months ended September 30, 2003, sales and marketing expenses for Molecular Biology were $85.1 million, or 24% of segment revenues, compared to $69.4 million, or 21%, for the same period in 2002.

     Sales and marketing expenses for the Cell Culture segment were $9.3 million, or 13% of segment revenues, for the three months ended September 30, 2003, compared to $7.2 million, or 13% for the same period in 2002. For the nine months ended September 30, 2003, sales and marketing expenses for Cell Culture were $28.2 million, or 14% of segment revenues, compared to $21.0 million, or 13% of segment revenues for the same period in 2002.

     In the future we expect to reduce our sales and marketing expenditures as a percent of revenues. In addition, we plan to use product specialists to support our existing customer account managers allowing us to maintain the effectiveness of our direct selling organization while offering an ever-increasing portfolio of products.

     General and Administrative. General and administrative expenses for the three months ended September 30, 2003 increased $4.4 million from $18.3 million in 2002 to $22.7 million in 2003. As a percentage of revenues, general and administrative expenses increased from 11% for the three months ended September 30, 2002, to 12% for the same period in 2003. For the nine months ended September 30, 2003, general and administrative expenses increased $14.7 million from $50.7 million in 2002 to $65.4 million in 2003. As a percentage of revenues, general and administrative expenses increased from 10% for the nine months ended September 30, 2002, to 12% for the same period in 2003.

     The absolute increase in general and administrative expenses for the three and nine months ended September 30, 2003, is due to costs associated with the acquired businesses of InforMax in December 2002, PanVera in March 2003 and Molecular Probes in August 2003 which accounted for $2.4 million and $4.5 million of the increase; higher legal costs of $1.1 and $5.9 million; costs associated with the transition in the chief executive officer position which accounted for $0.3 million and $2.8 million; higher incentive bonus accruals of $1.0 million and $1.4 million, and changes in foreign currency rates that increased expenses by $0.3 million and $1.7 million, respectively. These costs are partially offset by cost reductions for the three and nine months ended September 30, 2003, of $0.6 million and $2.3 million, respectively, from the closure of our operations in Alabama in April 2002 and the sale of our Serva entity in June 2002.

     General and administrative expenses for the three months ended September 30, 2003, for the Molecular Biology segment were $12.3 million, or 10% of segment revenues, compared to $10.1 million, or 9%, for the same period in 2002. For the nine months ended September 30, 2003, general and administrative expenses for Molecular Biology were $34.8 million, or 10% of segment revenues, compared to $27.0 million, or 8%, for the same period in 2002.

     General and administrative expenses for the Cell Culture segment for the three months ended September 30, 2003, were $3.6 million, or 5% of segment revenues, compared to $3.3 million, or 6%, for the same period in 2002. For the nine months ended September 30, 2003, general and administrative expenses for Cell Culture were $10.6 million, or 5% of segment revenues, compared to $10.3 million, or 6%, for the same period in 2002.

     In the future, we plan on implementing programs and actions to improve our efficiency in the general and administrative area. These programs will focus in the areas of process improvement and automation. We expect over time that these actions will result in a decline in our general and administrative expenses as a percent of sales.

     Research and Development. Research and development expenses increased $6.6 million from $8.7 million for the three months ended September 30, 2002, to $15.4 million for the same period in 2003. As a percentage of revenues, research and development expenses increased from 5% for the three months ended September 30, 2002, to 8% for the same period in 2003. Research and development expenses increased $14.5 million from $24.0 million for the nine months ended September 30, 2002, to $38.5 million for the same period in 2003. As a percentage of revenues, research and development expenses increased from 5% for the nine months ended September 30, 2002 to 7% for the same period in 2003.

     The increase in research and development expenses during the three and nine months ended September 30, 2003, reflects: software development costs for the InforMax business, research and development costs associated with Molecular Probes acquisition in August 2003 and the PanVera business acquired in March 2003 which in total accounted for $3.7 million and $8.6 million of the increase and increased headcount and related spending as we continued to fill research and development positions in Carlsbad which accounted for $1.3 million and $4.1 million of the increase, respectively. Research and development expenses for the three and nine months ended September 30, 2003, also include accelerated amortization of purchased technology of $1.5 million for which management has determined that there is limited opportunity to develop commercial applications. Higher expense for grants and licenses accounted for another $0.9 million increase for the nine months ended September 30, 2003. These increases were partially offset by the closure of our Alabama facility in April 2002 which reduced research and development costs by $1.6 million for the nine months ended September 30, 2003.

     Research and development expenses for the three months ended September 30, 2003, for the Molecular Biology segment were $13.4 million, or 11% of segment revenues, compared to $7.2 million, or 7%, for the same period in 2002. For the nine months ended September 30, 2003, research and development expenses for Molecular Biology were $32.9 million, or 9% of segment revenues, compared to $19.7 million, or 6% of segment revenues, for the same period in 2002.

     Research and development expenses for the Cell Culture segment for the three months ended September 30, 2003, were $1.9 million, or 3% of segment revenues, compared to $1.5 million, or 3%, for the same period in 2002. For the nine months ended September 30, 2003, research and development expenses for Cell Culture were $5.6 million, or 3% of segment revenues, compared to $4.3 million, or 3%, for the same period in 2002.

     We expect research and development expense as a percent of revenues will continue to increase as we expand our capabilities to accelerate innovation.

     Other Purchased Intangibles Amortization. Amortization expense for other purchased intangible assets acquired in our business combinations was $20.7 million for the three months ended September 30, 2003, and $16.1 million for the same period in 2002. For the nine months ended September 30, 2003, amortization expense for other purchased intangible assets acquired in our business combinations was $56.2 million and $48.2 million for the same period in 2002. The increase in 2003 is due to the amortization of purchased intangibles acquired in the InforMax, PanVera and Molecular Probes acquisitions.

     Purchased In-Process Research and Development Costs. Purchased in-process research and development costs of $1.4 million for the three and nine months ended September 30, 2003, resulted from the Molecular Probes acquisition and represent acquired current research and development projects in process.

     Business Integration Costs. Merger-related business integration costs for the three months ended September 30, 2003, were $0.9 million and represent an additional impairment loss on assets held for sale in Huntsville, Alabama, related to the closure of our facilities located there. Merger-related business integration costs for the nine months ended September 30, 2003, totaled $1.3 million, and include the $0.9 million third quarter impairment loss in addition to costs incurred for the integration of InforMax, acquired in December 2002. These costs were for the relocation of property, closure of facilities and retention of employees. We do not expect any future restructuring costs associated with InforMax or the Huntsville closure, unless actual proceeds from the sale of real estate in Huntsville are significantly different than our current estimates.

     Business integration costs for the three and nine months ended September 30, 2002, totaled $0.2 million and $16.1 million, respectively, and were for the integration of our operations in Alabama with the rest of the company in addition to restructuring costs associated with the integration of the operations of Life Technologies into Invitrogen that were not part of the purchase price of the acquisition. These costs were mainly comprised of $9.3 million in impairment losses on facilities and equipment in Alabama, $4.6 million in severance and relocation costs for Alabama employees, $1.6 million for the retention of former Life Technologies employees in Maryland and $0.6 million to relocate property as we transitioned employees, functions and property from Maryland to California during the first half of 2002.

     Interest Income. Interest income decreased by $1.3 million from $7.3 million for the three months ended September 30, 2002, to $5.9 million for the same period in 2003. For the nine months ended September 30, interest income decreased by $2.2 million from $20.2 million in 2002, to $18.0 million in 2003. The reduction in interest income is due mainly to lower interest rates.

     Interest income in the future will be affected by changes in short-term interest rates and changes in cash balances which could be materially reduced by acquisitions and other financing activities.

     Interest Expense. Interest expense increased $1.5 million from $6.0 million for the three months ended September 30, 2002, to $7.5 million for 2003. For the nine months ended September 30, interest expense increased by $2.1 million from $18.1 million in 2002 to $20.2 million in 2003. Our issuance of $350 million in principal amount of 2% convertible senior notes in August 2003 increased interest expense by $1.2 million for the three months ended September 30, 2003. The remainder of the increase in 2003 was due mainly to imputed interest on unfavorable lease obligations acquired in the InforMax acquisition. Our interest expense will increase during the remainder of the year for interest incurred on the newly issued 2% convertible notes.

     Other Income (Expense), Net. Other income (expense), net, for 2003 and 2002 includes net periodic pension income and expense from an overfunded defined benefit plan acquired in the merger with Dexter Corporation in 2000, as well as gains and losses on the sale or impairment of assets and foreign currency transactions. The net periodic pension income and expense is recognized as other non-operating income and expense since the plan provides benefits to participants who are not employees of Invitrogen. For the nine months ended September 30, 2003, other income, net, of $0.2 million includes a $0.9 million gain recognized in June 2003 on the sale of our Serva subsidiary, which was sold in 2002, resulting from the collection of cash on a note receivable from the sale that was fully reserved for at the time of the sale, a $0.3 million gain on the sale of an investment in the third quarter of 2003, partially offset by $0.3 million of net periodic pension expense, a $0.6 million impairment loss in the third quarter of 2003 on vacant land held for sale and net foreign currency exchange losses of $0.1 million.

     For the nine months ended September 30, 2002, other expense, net, includes $1.0 million of net periodic pension income, a loss of $0.5 million on the sale of our Serva subsidiary, a loss of $0.3 million on the sale of our Indian subsidiary and net foreign currency exchange losses of $0.9 million.

     Provision for Income Taxes. The provision for income taxes as a percentage of pre-tax income was 30.8% for the nine months ended September 30, 2003, compared with 31.2% for the year ended December 31, 2002. The decrease in the effective tax rate is due primarily to additional tax credits for research expenditures incurred in 2003 and an increase in the proportion of income earned in tax jurisdictions having lower tax rates. We reduced our estimated effective tax rate for 2003 during the third quarter of 2003 from 32.6% at June 30, 2003, to 30.8% at September 30, 2003, resulting in a change in estimate of $0.9 million recorded during the three months ended September 30, 2003, that effectively reduced the tax provision already recorded for the six months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     Operating Activities. Operating activities provided net cash of $124.7 million during the nine months ended September 30, 2003. Changes in operating assets and liabilities provided a net $1.2 million of cash during the period driven primarily by an increase in accounts receivable, partially offset by higher accrued liabilities for compensation related accruals, interest and legal accruals. The growth in accounts receivable resulted primarily from higher sales in the third quarter versus the fourth quarter of last year. Excluding the effect of business combinations, inventories at September 30, 2003, increased 2% from December 31, 2002, driven by growth in sera inventory.

     As a result of working capital improvement programs currently being developed we expect to more efficiently utilize our working capital in future resulting in higher inventory turnover and lower days sales outstanding. Operating activities for the nine months ended September 30, 2003, include $4.1 million paid in cash for merger related accruals and as of September 30, 2003, we had $1.1 million in remaining in accrued merger related costs related to our InforMax, PanVera and Molecular Probes acquisitions, that are included in accrued expenses and other current liabilities in the Consolidated Balance Sheets, the majority of which we expect to pay during the remainder of this year.

     Investing Activities. Net cash used in investing activities during the nine months ended September 30, 2003, was $458.3 million, and reflects a net $412.9 million paid for our business acquisitions, a net $27.7 million invested longer term and payments for capital expenditures and intangible assets (primarily intellectual properties), which totaled $19.9 million and $0.5 million, respectively. These uses were offset by $2.7 million in cash received from the sale of one of our Huntsville facilities. For the year ending December 31, 2003, we expect spending for capital equipment and information technology to range from $25 million to $30 million.

     On August 20, 2003, we completed our acquisition of the common stock of Molecular Probes, Inc., for cash of $303.9 million. We also paid $2.0 million in closing costs, $3.3 million in severance costs and acquired cash totaling $7.3 million.

     On March 28, 2003, we completed our acquisition of products and technology rights of PanVera for $94.9 million in cash and the assumption of $6.3 million in debt. As part of the transaction, we have also acquired PanVera’s R&D and manufacturing facility in Madison, Wisconsin. In March 2003, we paid $6.3 million into an escrow account which was used in May 2003 to pay off the debt acquired. Other cash costs in connection with this transaction include $1.3 million paid to buy out operating leases to acquire equipment and $1.5 million in closing costs.

     In July 2003, we entered into two small business combinations, one of which included the acquisition of the remaining 60% ownership in a consolidated subsidiary. The purchases totaled $4.2 million in addition to the return of the selling partner’s capital account for the 60% interest described above. Beginning in July 2003 we no longer report a minority interest adjustment in the Consolidated Statements of Income.

     With the acquisition of the InforMax business in December 2002, we acquired certain leased properties which we are no longer using in our operations. We have included the full value of these lease obligations, net of sublease income, discounted at 8%, in the Consolidated Balance Sheets. As of September 30, 2003, $0.9 million is included in accrued expenses and other current liabilities and $6.1 million is included in long-term obligations, deferred credits and reserves. Our current annual obligation under these leases, before sublease income, is approximately $2.3 million. We are working to buy-out or otherwise reduce these lease obligations and may make payments of up to $4 million to terminate these lease obligations. For the nine months ended September 30, 2003, we have paid $2.8 million to terminate these lease obligations.

     We are offering for sale certain facilities in Frederick, Maryland and Huntsville, Alabama which became idle or excess as we have consolidated our operations. At September 30, 2003, we have $11.8 million recorded as assets held for sale for these facilities, which we expect to sell within the next three to nine months and have included this amount in prepaid expenses and other current assets in the Consolidated Balance Sheets.

     Financing Activities. Net cash provided by financing activities totaled $347.9 million for the nine months ended September 30, 2003, and includes $340.9 million in net proceeds from our issuance of convertible senior notes in August 2003 and $18.9 million in proceeds from stock issued under employee stock plans. This net cash provided was offset by $5.4 million used to pay off remaining accruals as trades settled on our common stock shares that were repurchased at the end of 2002, $4.1 million used to return a selling partner’s capital account and $2.1 million used to pay off our bonds payable to the State Industrial Development Authority of Alabama.

     Our board of directors has authorized the repurchase of up to $300 million of our common stock over a three-year period ending in 2005. We repurchased 3.3 million shares of common stock at a total cost, in cash and accruals, of $100.0 million during 2002, which has been reported as a reduction in stockholders’ equity as Treasury Stock. During the nine months ended September 30, 2003, no shares were repurchased. The timing and price of future repurchases will depend on market conditions and other factors. Funds for any future repurchases are expected to come primarily from cash generated from operations, or funds on hand.

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

     In August 2003, we issued $350 million principal amount of 2% Convertible Senior Notes, or 2% Notes, due August 1, 2023, to certain qualified institutional buyers. After expenses, we received net proceeds of approximately $340.9 million. Interest on the 2% Notes is payable semi-annually on February 1st and August 1st. In addition to the coupon interest of 2%, additional interest of 0.35% of the market value of the notes may be required to be paid beginning August 1, 2010, if the market value of the notes during specified testing periods is 120% or more of the principal value. The 2% Notes were issued at 100% of principal value, and are convertible into 5.1 million shares of common stock at the option of the holder upon the occurrence of certain events at a price of $68.24 per share. The 2% Notes may be redeemed, in whole or in part, at our option on or after August 1, 2010, at 100% of the principal amount plus accrued interest. In addition, the holders of the 2% Notes may require Invitrogen to repurchase all or a portion of the 2% Notes for 100% of the principal amount, plus accrued interest, on August 1, 2010, August 1, 2013, and August 1, 2018.

     We have $500 million principal amount of 21/4% Convertible Subordinated Notes, or 21/4% Notes, due 2006, outstanding at September 30, 2003. Interest on the 21/4% Notes is payable semi-annually on June 15th and December 15th. The 21/4% Notes were issued at 100% of principal value, and are convertible into 5.8 million shares of common stock at the option of any holder at any time at a price of $86.10 per share. The 21/4% Notes may be redeemed, in whole or in part, at our option on or after December 20, 2005 at 100% of the principal amount plus accrued interest.

     We also have $172.5 million principal amount of 51/2% Convertible Subordinated Notes, or 51/2% Notes, due 2007, outstanding at September 30, 2003. Interest on the 51/2% Notes is payable semi-annually on March 1st and September 1st. The 51/2% Notes were issued at 100% of principal value and are convertible into 2.0 million shares of common stock at the option of the holder at any time at a price of $85.20 per share. The 51/2% Notes may be redeemed, in whole or in part, at our option at any time, and, through February 28, 2004, at an initial premium of 103.143% of the principal amount plus accrued interest. The premium declines annually each March 1st thereafter to 100% of the principal amount of the notes at March 1, 2007.

     In the event of a change of control of Invitrogen, the holders of the 2% Notes, the 21/4% Notes and the 51/2% Notes each have the right to require us to repurchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of the notes plus all accrued and unpaid interest.

     As of September 30, 2003, we had cash and cash equivalents of $563.9 million, short-term investments of $306.1 million, long-term investments of $253.0 million and working capital of $1.0 billion, which includes restricted cash and investments of $6.9 million. Our funds are currently invested in overnight money market accounts, time deposits, commercial paper, corporate notes, municipal notes and bonds, U.S. treasury obligations and government agency notes. As of September 30, 2003, foreign subsidiaries in Australia, Brazil, Japan and New Zealand had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The U.S. dollar equivalent of these facilities totaled $5.7 million, of which none was outstanding at September 30, 2003.

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

CONTRACTUAL OBLIGATIONS

     During the nine months ended September 30, 2003, significant additions to our contractual obligations as of December 31, 2002, included the issuance of $350 million in 2% Notes due 2023, and the assumption of $24.1 million in a capital lease obligation due through 2020 and $1.7 million in an operating lease obligation due through 2012 from our Molecular Probes acquisition.

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

     Changes in foreign currency exchange rates can affect our reported results of operations, which are reported in U.S. dollars. Based on the foreign currency rate in effect at the time of the translation of our non-U.S. results of operations into U.S. dollars, reported results could be different from prior periods even if the same amount and mix of our products were sold at the same local prices during the two periods. This will affect our reported results of operations, and also makes the comparison of our business performance in two periods more difficult. For example, our revenues for the nine months ended September 30, 2003, were $570.0 million using applicable foreign currency exchange rates for that period. However, applying the foreign currency exchange rates in effect during the nine months ended September 30, 2002 to our non-U.S. revenues for 2003 would result in $28.7 million less revenue for that period. These changes in currency exchange rates have affected, and will continue to affect, our reported results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities.

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

     We completed our merger with Molecular Probes on August 20, 2003. In addition, since the beginning of 2000, we have acquired Research Genetics, Inc., Ethrog Biotechnologies, Ltd., Dexter Corporation, Life Technologies and InforMax, Inc., and we acquired substantially all of the assets of PanVera LLC earlier in 2003. Our integration of the operations of InforMax, the PanVera business, Molecular Probes and other acquired companies and businesses will continue to require significant efforts, including the coordination of information technologies, research and development, sales and marketing, and manufacturing. We may find it difficult to integrate fully the operations of these acquired companies and businesses.

     Our U.S. headquarters are located in Carlsbad, California. As a result of our acquisitions, we have operations in Frederick, Maryland, Grand Island, New York, Eugene, Oregon, and Madison, Wisconsin as well as locations throughout Europe, Asia-Pacific and the Americas. Because our facilities are physically separated, it may be difficult for us to communicate effectively with, manage and integrate these employees and operations with the rest of Invitrogen. Such difficulties could seriously damage our operations and consequently our financial results.

     Management may have its attention diverted while trying to continue to integrate companies and businesses that we have acquired including our acquisition of PanVera LLC’s assets, and the acquisition of Molecular Probes. Such diversion of management’s attention or difficulties in the transition process could have a harmful effect on our revenues and profits. If we are not able to integrate the operations of all these companies and businesses successfully, we may not be able to meet our expectations of future results of operations.

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

Industry consolidation may lead to increased competition and may harm our operating results.

     There has been a trend toward industry consolidation in our markets for the past several quarters. We expect this trend toward industry consolidation to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. We believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in operating results and could have a material adverse effect on our business, operating results, and financial condition. Furthermore, particularly in the drug discovery market, consolidation could lead to fewer customers, with the effect that the loss of a major customer could have a material impact on results anticipated in a customer marketplace comprised of more numerous participants.

RISKS RELATED TO OUR SALES

Competition in the life sciences research market, and/or a reduction in demand for our products, could reduce sales.

     The markets for our products are very competitive and price sensitive. Other life science research product suppliers, as well as certain customers, such as large pharmaceutical companies, have significant financial, operational, sales and marketing resources, and experience in research and development. These and other companies may have developed or could in the future develop new technologies that compete with our products or even render our products obsolete. If a competitor develops superior technology or cost-effective alternatives to our kits and other products, our business, operating results, and financial condition could be seriously harmed. In addition, demand for our products may weaken due to reduction in research and development budgets, loss of distributors and other factors identified in this memorandum, which would have an adverse effect on our financial condition.

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

     We have $500 million of subordinated convertible notes that are due in 2006, $172.5 million of subordinated convertible notes that are due in 2007, and $350 million in senior convertible notes that are due in 2023, which is a significant amount of debt and debt service obligations if we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on our remaining notes, including from cash and cash equivalents on hand, we will be in default under the terms of the loan agreements, or indentures, which could, in turn, cause defaults under our other existing and future debt obligations. These notes also could have a negative effect on our earnings per share, depending on the rate of interest we earn on cash balances, and on our ability to make favorable acquisitions using the proceeds from the notes.

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

     The market price of our common stock and convertible notes has been subject to volatility and, in the future, the market price of our common stock and convertible notes may fluctuate substantially due to a variety of factors, including:

•	quarterly fluctuations in our operating income and earnings per share results;

•	technological innovations or new product introductions by us or our competitors;

•	economic conditions;

•	disputes concerning patents or proprietary rights;

•	changes in earnings estimates and market growth rate projections by market research analysts;

•	sales of common stock by existing holders;

•	loss of key personnel;

•	securities class actions or other litigation; and

•	changes to NIH budget, and the research and development budgets of our customers.

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

     Our currency exposures vary, but are primarily concentrated in the Euro, British Pound Sterling and Japanese Yen. We currently use foreign currency forward contracts to mitigate foreign currency risk on non-functional currency receivables and payables. At September 30, 2003, we had $32.6 million in foreign currency forward contracts outstanding to hedge currency risk on specific receivables and payables. These contracts, which all settled on various dates through October 2003, effectively fixed the exchange rate at which these specific receivables and payables were to be settled, so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying receivables and payables. We currently do not enter into financial contracts to hedge foreign currency exchange risk on transactions forecasted to arise beyond 30 days, but we may choose to do so in the future.

     Commodity Prices. Our exposure to commodity price changes relates to certain manufacturing operations that utilize certain commodities as raw materials. We manage our exposure to changes in those prices primarily through our procurement and sales practices.

     Interest Rates. Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The fair value of our cash equivalents and marketable securities are subject to change as a result of potential changes in market interest rates and investment risk related to the issuers’ credit worthiness. We do not utilize financial contracts to manage our exposure to changes in interest rates. As of September 30, 2003, our cash equivalents and short-term investments were invested primarily in securities with maturities of less than three months and, as a result, the fair value of these securities approximated carrying value due to their short-term nature. The fair value of our long-term investments, however, is subject to change as a result of potential changes in market interest rates. At September 30, 2003, the fair value of our long-term investments did not differ materially from carrying value.

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

Item 4. Controls and Procedures

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     A review of certain litigation matters to which Invitrogen is a party is disclosed in the Notes to Consolidated Financial Statements. See “Notes to Consolidated Financial Statements — Note 4. Commitments and Contingencies.” We are also engaged in other legal actions arising in the ordinary course of our business and believe that the ultimate outcome of these actions will not have a material adverse effect on our business or financial condition.

Item 2. Changes in Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	On August 1, 2003, we issued $325 million principal amount of 2% Convertible Senior Notes, or 2% Notes, due August 1, 2023, to certain qualified institutional buyers. We issued an additional $25 million principal amount of 2% Notes on August 14, 2003, to certain qualified institutional buyers. The 2% Notes were sold without registration, pursuant to the exemption provided by Rule 144A promulgated by the Securities and Exchange Commission under the Securities Act of 1933. The 2% Notes were offered only to qualified institutional buyers, and in compliance with the other provisions of Rule 144A. After expenses, we received net proceeds of $340.9 million. Interest on the 2% Notes is payable semi-annually on February 1st and August 1st. In addition to the coupon interest of 2%, additional interest of 0.35% of the market value of the notes may be required to be paid beginning August 1, 2010, if the market value of the notes during specified testing periods is 120% or more of the principal value. The 2% Notes were issued at 100% of principal value, and are convertible into 5.1 million shares of common stock at the option of the holder upon the occurrence of certain events at a price of $68.24 per share. The 2% Notes may be redeemed, in whole or in part, at our option on or after August 1, 2010, at 100% of the principal amount plus accrued interest. In addition, the holders of 2% Notes may require Invitrogen to repurchase all or a portion of the 2% Notes for 100% of the principal amount, plus accrued interest, on August 1, 2010, August 1, 2013, and August 1, 2018.

(d)	None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits: For a list of exhibits filed with this report, refer to the Index to Exhibits beginning on page 38.

(b)	The following reports on Forms 8-K were filed during the quarter ended September 30, 2003:

1)	A Report on Form 8-K was filed on July 3, 2003, reporting under Item 5 the announcement that the Company had signed on July 2, 2003 a definitive agreement to acquire Molecular Probes, Inc. in exchange for approximately $325,000,000 in cash.

2)	A Report on Form 8-K was filed on July 24, 2003, reporting under Item 9 the announcement of the Company’s second quarter 2003 financial results via a press release and conference call on July 24, 2003.

3)	A Report on Form 8-K was filed on July 29, 2003, reporting under Item 5 that the Company had issued two press releases on July 28, 2003 regarding its offering of $325 million aggregate principal amount of 2%

Convertible Senior Notes due 2023 plus a 13 day over-allotment option to purchase up to an additional $48.25 million of 2% Convertible Senior Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

4)	A Report on Form 8-K was filed on August 6, 2003, reporting under Item 5 that the Company had issued a press release on August 1, 2003 regarding the closing of its offering of $325 million aggregate principal amount of 2% Convertible Senior Notes due 2023 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

5)	A Report on Form 8-K was filed on August 18, 2003, reporting under Item 5 that the Company had issued a press release on August 14, 2003 regarding the closing of its offering of an additional $25 million aggregate principal amount of 2% Convertible Senior Notes due 2023 pursuant to a 13 day over-allotment option to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

6)	A Report on Form 8-K was filed on September 4, 2003, reporting under Item 2 the announcement on August 22, 2003 that the Company had completed its acquisition of Molecular Probes, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVITROGEN CORPORATION

Date: November 11, 2003	By: /s/ C. Eric Winzer C. Eric Winzer Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

INDEX TO EXHIBITS

(In our Annual Report on Form 10-K for the Year Ended December 31, 2001, we numbered sequentially all of the material contracts that we had filed as of March 31,2002. Since that time, we have continued to number sequentially any additional material contracts that we file for ease of reference.)

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
2.1	Agreement and Plan of Merger, by and between Invitrogen and Life Technologies, Inc., dated July 7, 2000.(1)
2.2	Agreement and Plan of Merger, by and between Invitrogen and Dexter Corporation, dated July 7, 2000.(1)
2.3	Agreement and Plan of Merger, by and between Invitrogen, Babcock, Inc. and InforMax, Inc., dated October 15, 2002.(2)
2.4	Agreement and Plan of Merger, by and among Invitrogen, INVO Merger Corporation, and NOVEX, dated June 14, 1999.(3)
2.5	Agreement and Plan of Merger, by and among Invitrogen, RG Merger Corporation, and Research Genetics, Inc., dated February 1, 2000.(4)
2.6	Asset Purchase Agreement by and among Vertex Pharmaceuticals Incorporated, PanVera LLC and Invitrogen Corporation, dated February 4, 2003.(5)
3.1	Restated Certificate of Incorporation of Invitrogen, as amended.(6)
3.2	Amended and Restated Bylaws of Invitrogen.(7)
3.3	Certificate of Correction to the Restated Certificate of Incorporation of Invitrogen, dated February 21, 2001.(8)
3.4	Certificate of Designation, Preferences and Rights of the Terms of the Series B Preferred Stock, dated March 27, 2001.(8)
4.1	Specimen Common Stock Certificate.(9)
4.2	5 1/2% Convertible Subordinated Notes Due 2007, Registration Rights Agreement, by and among Invitrogen, and Donaldson, Lufkin & Jenrette Securities Corporation et al., as Initial Purchasers, dated March 1, 2000.(10)
4.3	Indenture, by and between Invitrogen and State Street Bank and Trust Company of California, N.A., dated March 1, 2000.(10)
4.4	2 1/4% Convertible Subordinated Notes due 2006, Registration Rights Agreement, by and among Invitrogen and Credit Suisse First Boston Corporation et al., as Initial Purchasers, dated December 11, 2001.(11)
4.5	Indenture, by and between Invitrogen and State Street Bank and Trust Company of California, N.A. and Table of Contents of Indenture, including Cross-Reference Table to the Trust Indenture Act of 1989, dated December 11, 2001.(11)
10.1	License Agreement, by and between Molecular Chimerics Corporation and Invitrogen, dated May 10, 1990.(9)
10.2	Purchase Agreement, by and between Cayla and Invitrogen, as amended, effective as of July 1, 1994.(9)
10.3	1995 Invitrogen Stock Option Plan.(9)
10.4	1996 Novel Experimental Technology Stock Option/Stock Issuance Plan.(12)
10.5	1997 Invitrogen Stock Option Plan, as amended, and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder.(13)
10.6	License Agreement, by and between Sloan-Kettering Institute for Cancer Research and Invitrogen, dated January 22, 1997.(9)
10.8	Novel Experimental Technology Employee Stock Ownership Plan and Trust Agreement, as amended, effective as of April 1, 1997.(14)
10.10	Stock Purchase Agreement, by and among Invitrogen and MorphaGen, Inc., a Delaware Corporation, dated November 3, 1998.(9)

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
10.11	1998 Novel Experimental Technology Stock Option/Stock Issuance Plan.(12)
10.12	1998 Invitrogen Employee Stock Purchase Plan, as amended, and form of subscription agreement thereunder.(2)
10.13	Patent License Agreement, by and among F. Hoffmann-La Roche Ltd., Roche Molecular Systems, Inc. and Invitrogen, effective as of July 1, 1998.(9)
10.14	Assignment of Intellectual Property Conditional On Payment, by and between Molecular Biology Resources and Invitrogen, dated May 31, 1999.(15)
10.16	Lease, by and between CalWest Industrial Properties, LLC, a California limited liability company, and Invitrogen, dated as of May 31, 2001.(11)
10.17	Lease, by and between Blackmore Signal Hill, a California Limited Partnership, and Invitrogen, dated October 7, 1999.(16)
10.18	Lease, by and between Blackmore Lot 99 Investment, a California Limited Partnership, and Invitrogen, dated December 20, 1999.(16)
10.21	5 1/2% Convertible Subordinated Note Due 2007.(16)
10.22	5 1/2% Convertible Subordinated Notes due 2007, Purchase Agreement, dated February 25, 2000.(16)
10.24	Contract of Sale, by and between Invitrogen and Human Genome Sciences, Inc., dated March 7, 2001.(8)
10.26	2 1/4% Convertible Subordinated Notes due 2006.(11)
10.27	2 1/4% Convertible Subordinated Notes due 2006, Purchase Agreement, dated December 11, 2001.(11)
10.31	Change in Control Agreement, by and between Invitrogen and Victor N. Nole, Jr., dated June 1, 2001.(17)
10.32	Change in Control Agreement, by and between Invitrogen and John D. Thompson, dated June 1, 2001.(17)
10.34	Rights Agreement, by and between Invitrogen and Fleet National Bank Rights Agent, dated February 27, 2001.(18)
10.35	2000 Nonstatutory Stock Option Plan, as amended and restated on July 19, 2001.(19)
10.36	Letter to Mr. Raymond Dittamore, regarding Non-Employee Director Compensation, dated November 5, 2001.(19)
10.37	Invitrogen 401(k), as amended and restated, effective as of January 1, 2002.(11)
10.38	Settlement and Retention Agreement, by and between Invitrogen and C. Eric Winzer, dated as of May 31, 2002.(20)
10.39	Settlement and Retention Agreement, by and between Invitrogen and Daryl J. Faulkner, dated as of May 31, 2002.(20)
10.40	Change in Control Agreement, by and between Invitrogen and Daryl J. Faulkner, dated as of May 31, 2002.(20)
10.41	Change in Control Agreement, by and between Invitrogen and C. Eric Winzer, dated as of May 31, 2002.(20)
10.42	Promotion and Relocation Letter, by and between Invitrogen and Daryl J. Faulkner, dated May 31, 2002.(20)
10.43	Promotion and Relocation Letter, by and between Invitrogen and C. Eric Winzer, dated May 31, 2002.(20)
10.44	Settlement and Retention Agreement, by and between Invitrogen and John A. Cottingham, dated as of June 7, 2002.(20)
10.45	Change in Control Agreement, by and between Invitrogen and John A. Cottingham, dated as of June 7, 2002.(20)
10.46	Form of Secured Promissory Note under Invitrogen’s Employee Relocation Guidelines.(20)
10.47	Form of Deed of Trust with Assignment of Rents under Invitrogen’s Employee Relocation Guidelines.(20)
10.48	Form of Addendum to Deed of Trust with Assignment of Rents under Invitrogen’s Employee Relocation Guidelines.(20)

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
10.49	Form of Employee Relocation Guidelines under Invitrogen’s Employee Relocation Guidelines.(20)
10.50	Settlement Agreement between Invitrogen and Daryl J. Faulkner dated September 9, 2002.(21)
10.51	Executive Employment and Severance Agreement, by and between Invitrogen and James R. Glynn, effective as of December 5, 2002.(22)
10.52	Confidential Separation Agreement and General Release of All Claims, by and between Invitrogen and Lyle C. Turner, dated December 13, 2002. (22)
10.53	Independent Contractor Services Agreement, by and between Invitrogen and Lyle C. Turner dated December 13, 2002. (22)
10.54	University Research Park Ground Lease, by and between University Research Park I and PanVera Corporation, dated as of October 1, 1978. (23)
10.55	Asset Purchase Agreement by and between Genicon Sciences Corporation and Invitrogen Corporation, dated as of June 27, 2003. (24)
10.56	Amendment to Executive Employment and Severance Agreement by and between Invitrogen Corporation and James R. Glynn, dated as of June 27, 2003. (24)
10.57	Employment Agreement by and between Invitrogen Corporation and Gregory T. Lucier, to be effective as of May 26, 2003. (24)
10.58	Change-In-Control Agreement by and between Invitrogen Corporation and Gregory T. Lucier, dated as of May 26, 2003. (24)
10.59	Indemnification Agreement by and between Invitrogen Corporation and Gregory T. Lucier, dated as of May 26, 2003. (24)
10.60	Restricted Stock Agreement by and between Invitrogen Corporation and Claude D. Benchimol, dated as of September 4, 2003. (25)
10.61	Restricted Stock Agreement by and between Invitrogen Corporation and Gregory T. Lucier, dated as of May 30, 2003. (26)
10.62	NSO Agreement by and between Invitrogen Corporation and Gregory T. Lucier, dated as of May 30, 2003. (26)
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Financial Officer

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-43674). Original 1998 Invitrogen Employee Stock Purchase Plan (“Plan”) and form of subscription agreement thereunder are incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-68665) and amendment to Plan is incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-43674).

(2)	Incorporated by reference to the Registrant’s Report on Schedule TO filed on October 25, 2002.

(3)	Incorporated by reference to Registrant’s Registration Statement on Form S-4 (File No. 333-82593).

(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on March 30, 2001 (File No. 000-25317)

(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on April 11, 2003 (File No. 000-25317)

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2000 (File No. 000-25317).

(7)	The Amended and Restated Bylaws are incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-68665). A further amendment to the Bylaws adopted by a Resolution of the Board of Directors dated July 19, 2001 is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2001 (File No. 000-25317).

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2001 (File No. 000-25317).

(9)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-68665).

(10)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-37964).

(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2001 (File No. 000-25317), as amended.

(12)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-87085).

(13)	The 1997 Stock Option Plan, as amended and restated, is attached to Registrant’s Quarterly Report on Form 10-Q for the Quarterly period ended September 30, 2002 (File No. 000-25317). The forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement under the 1997 Stock Option Plan incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-43674).

(14)	Incorporated by reference to Registrant’s Registration Statement on Form S-1/A (File No. 333-87085).

(15)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-82593).

(16)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2000, (File No. 000-25317).

(17)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2001 (File No. 000-25317).

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 30, 2001 (File No. 000-25317).

(19)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2001 (File No. 000-25317).

(20)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2002 (File No. 000-25317).

(21)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2002 (File No. 000-25317).

(22)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2002 (File No. 000-25317).

(23)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2003 (File No. 000-25317).

(24)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2003 (File No. 000-25317).

(25)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-108442).

(26)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-105730).