Form 10-Q/A
period 2003-09-30
INVITROGEN CORP
filed 2003-11-19
CIK 1073431

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

As of November 6, 2003, there were 51,091,522 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

EXPLANATORY NOTE
SIGNATURES

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q (“Form 10-Q/A”) is being filed for the purpose of correcting the number of shares outstanding on the cover page to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003. We originally reported that 54,287,531 shares of our Common Stock, par value $.01 per share, were outstanding as of November 6, 2003, which included 3,196,009 shares of treasury stock that is issued but not outstanding. The correct number of shares of our Common Stock outstanding on November 6, 2003 was 51,091,522. This amendment has not resulted in any changes to our previously reported financial results. Unless otherwise indicated, all information in this Form 10-Q/A is as of September 30, 2003, and does not reflect any subsequent information or events.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q/Ato be signed on its behalf by the undersigned thereunto duly authorized.

INVITROGEN CORPORATION
Date:November 19, 2003	By: /s/ C. Eric Winzer C. Eric Winzer Chief Financial Officer (Principal Financial Officer and Authorized Signatory)