Form 10-K
period 2003-12-31
INVITROGEN CORP
filed 2004-03-03
CIK 1073431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUALREPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
☐	TRANSITIONREPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

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

Common Stock $.01 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ or No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒ or No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2003 was $1,918,621,478.

The number of outstanding shares of the registrant’s common stock as of March 1, 2004 was 52,020,524.

INCORPORATION BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with the registrant’s 2004 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2003.

INVITROGEN CORPORATION

Annual Report on Form 10-K

for the Fiscal Year Ended December 31, 2003

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

Any statements in this Annual Report on Form 10-K about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” “outlook” and similar expressions. Additionally, statements concerning future matters, such as the development of new products, enhancements of technologies, sales levels and operating results and other statements regarding matters that are not historical are forward-looking statements. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from the results expressed in the statements. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Form 10-K. The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this Form 10-K. Among the key factors that have a direct impact on our results of operations are:

•	the risks and other factors described under the caption “Risk Factors” in this Form 10-K;

•	the integration of acquired businesses into our operations;

•	general economic and business conditions;

•	industry trends;

•	our assumptions about customer acceptance, overall market penetration and competition from providers of alternative products and services;

•	our actual funding requirements; and

•	availability, terms and deployment of capital.

Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, you should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and their emergence is impossible for us to predict. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

We have made three significant acquisitions since January 1, 2003 that have expanded our overall size and the breadth of the products we offer:

•	On March 28, 2003, we completed our acquisition of substantially all of the assets and liabilities of PanVera LLC, a subsidiary of Vertex Pharmaceuticals, including its biochemical and cellular assay capabilities and its commercial portfolio of proprietary reagents, probes and proteins.

•	On August 20, 2003, we completed our acquisition of Molecular Probes, Inc., a privately-held corporation providing fluorescence-based technologies for use in the labeling of molecules for biological research and drug discovery.

•	On February 6, 2004, we acquired BioReliance Corporation, a publicly traded company and leading contract service organization providing testing, development and manufacturing services for biologic-based drugs and other biomedical products to biotechnology and pharmaceutical companies worldwide.

For Molecular Probes and PanVera, the results of operations have been included in the accompanying financial statements from their respective dates of acquisition, which significantly affects the comparability of financial information presented for the periods prior to and following those acquisitions. The BioReliance acquisition, which was completed after the end of the report period, will be included in our future financial statements.

Investors wishing to obtain more information about Invitrogen may access our annual, quarterly and other reports and information filed with the SEC. Investors can read and copy any information we have filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. We also maintain an Internet site (www.invitrogen.com) where we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Financial Information About Our Segments

We focus our business on two principal business segments, a BioDiscovery segment and a BioProduction segment (formerly named Molecular Biology and Cell Culture, respectively). Financial information regarding our segments is included in our Consolidated Financial Statements, which begin on page 45.

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

Our research kits simplify and improve gene cloning, gene expression and gene analysis techniques as well as other biodiscovery activities. These techniques and activities are used to study how a cell is regulated by its genetic material, known as functional genomics, and to search for drugs that can treat diseases. Our kits and other products allow researchers to perform these activities more accurately, efficiently and with greater reproducibility compared to conventional research methods. Our kits and other products have also made biodiscovery research techniques more accessible to pharmaceutical, biotechnology, agricultural, government and academic researchers with backgrounds in a wide range of scientific disciplines. Our “high-throughput” gene cloning and expression technology allows us to clone and expression-test genes on an industrial scale. We are utilizing this high-throughput technology to generate additional license, service and product opportunities. We develop, manufacture and market research electrophoresis products in pre-cast form, which improves the speed, reliability and convenience of gel electrophoresis. We are a leading supplier of products and services for functional genomics and gene-based drug discovery research. Our acquisition of InforMax in December 2002 allows us to provide our customers with informatics software products that complement our biodiscovery businesses. Our acquisition of products and technology rights from PanVera LLC allows us to provide to our customers products and services that are designed to accelerate the discovery of new medicines by the pharmaceutical and biopharmaceutical industries. Our acquisition of Molecular Probes, Inc. allows us to provide fluorescence-based technologies to our customers for use in labeling molecules for biological research and drug discovery. Our acquisition of BioReliance allows us to provide testing services, cell banking, and small scale contract manufacturing to our customers.

Target Markets

We divide our target customer base into principally two categories, the life sciences research market and the market composed of industries focused on the commercial production of genetically engineered products. While we do not believe that any single customer is material to our business as a whole, many of our customers in our target markets receive funding for their research, either directly or indirectly from the grants from the federal government in the United States and from other government agencies in countries around the world. As a result, any reduction in such grants or delay in the distribution of the grant funds to our customers could adversely affect our business.

Strategic Opportunities

We are continually looking at emerging opportunities to serve our customers needs. Some of our strategic businesses being developed in 2004 include:

•	RNAi. Invitrogen’s core business has featured tools that help scientists understand gene expression, sometimes called functional genomics. Invitrogen has been a participant in this emerging technology with its vector based delivery systems and transfection reagents which are important delivery mechanisms to deliver RNAi to its intended target within a cell. The acquisition of Sequitur expanded the RNAi offering to include the STEALTH product line.

•	Biodefense. As government funding has shifted from basic research into applied research in biodefense Invitrogen is evaluating core technologies and their application to solve current technology limitations in biodefense. The goal of this effort is to produce better preventative systems, pathogen detection systems, and biological counter measures such as vaccines.

Life Sciences Research

The life sciences research market consists of laboratories generally associated with universities, medical research centers, government institutions such as the National Institutes of Health, and other research institutions as well as biotechnology, pharmaceutical, energy, agricultural and chemical companies. Life sciences researchers require special biochemical research tools capable of performing precise functions in a given experimental procedure. We serve two principal disciplines of the life sciences research market: cellular biochemistry and genomics.

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

Genomics involves the study of the genetic information systems of living organisms. The genetic material of living organisms consists of long, double-stranded molecules of DNA (deoxyribonucleic acid). DNA contains the information required for the production of proteins by means of RNA (ribonucleic acid), a single-stranded molecule similar in composition to DNA. Proteins have many different functional properties and include antibodies, certain hormones and enzymes. Many researchers study the various steps of gene expression from DNA to RNA to protein products and the impact of these proteins on cellular function. Other researchers are interested in manipulating the DNA-RNA system in order to modify its functioning. Through techniques that are commonly termed “genetic engineering” or “gene-splicing,” a researcher can modify an organism’s naturally occurring DNA to produce a desired protein not usually produced by the organism, or to produce a naturally produced protein at an increased rate.

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

Products

We focus our business on two principal product segments, BioDiscovery products and BioProduction products. Our BioDiscovery product segment supplies research tools in reagent and kit form that simplify and improve gene cloning, gene expression, and gene analysis techniques. We also supply a full range of related biodiscovery products including enzymes, nucleic acids, other biochemicals and reagents. Our bioproduction product segment supplies sera, cell and tissue culture media and reagents used in both life sciences research and in processes to grow cells in the laboratory and to produce pharmaceuticals and other materials made by cultured cells. In addition, our InforMax subsidiary offers software that enables more efficient and accelerated analysis and interpretation of genomic, proteomic and other biomolecular data for application in pharmaceutical, therapeutic and diagnostic development. We sell our products and software to corporate, academic, and government entities.

We plan to continue to introduce new research kits, as we believe continued new product development and rapid product introduction is a critical competitive factor in the market for biodiscovery and bioproduction research kits. We may continue to increase expenditures in sales and marketing, manufacturing and research and development to support increased levels of sales and to augment our long-term competitive position.

Except for our oligonucleotide, genomics services, general services some RNAi products, BioReliance services and BioProduction businesses, which are make-to-order businesses, we principally manufacture products for inventory and ship products shortly after the receipt of orders, and anticipate that we will continue to do so in the future. We do not currently have a significant backlog and do not anticipate we will develop a material backlog in the future. In addition, we rely on third-party manufacturers to supply many of our raw materials, product components, and in some cases, entire products.

We manufacture the majority of our products in our manufacturing facilities in Carlsbad, California; Frederick and Rockville, Maryland; Grand Island, New York; Madison, Wisconsin, Eugene, Oregon and Inchinnan and Stirling, Scotland. We also have manufacturing facilities in New Zealand, Australia, Japan, Brazil, Germany and Israel. In addition, we purchase products from third-party manufacturers for resale.

Research and Development

We believe that a strong research and product development effort is important to our future growth. We spent $54.6 million, $33.7 million, and $38.1 million on research and development activities in 2003, 2002 and, 2001, respectively.

Research and development expenses in 2003, 2002, and 2001 were primarily directed toward developing innovative new products in areas where we have expertise and have identified substantial market needs, creating solutions for customers in the life sciences research and industrial bioprocessing areas and improving production processes.

We conduct most of our research and development activities at our own facilities in the United States, using our own employees. At December 31, 2003, we had approximately 370 employees principally engaged in research and development. Our scientific staff is augmented by advisory and collaborative relationships with a number of scientists.

Our research and development activity is aimed at maintaining a leadership position in providing research tools to the life sciences research market and enhancing our market position as a supplier of products used to manufacture genetically engineered pharmaceuticals and other materials.

Sales and Marketing

We sell most of our products through our own sales force, and the remaining products are sold through agents or distributors. We currently market our products directly in over 24 countries throughout the world and sell through distributors or agents in approximately 45 additional countries. These independent distributors may also market research products for other companies, including some products that are competitive with our offerings. As of December 31, 2003, we employed approximately 930 people in our sales and marketing group.

Our sales strategy has been to employ scientists to work as our technical sales representatives. Most of our technical sales representatives have an extensive background in biology and/or molecular biology. A thorough knowledge of biological techniques and an understanding of the research process allow our sales representatives to become advisors, acting in a consultative role with our customers. Our use of technical sales representatives also enables us to identify market needs and new technologies that we can license and develop into new products.

Our marketing departments in our U.S. and European headquarters and in local offices throughout the Asia-Pacific region combine various types of media and methods to inform customers of new product developments and enhancements to existing products. We advertise in prominent scientific journals, publish a yearly catalog, a bi-monthly newsletter (which is becoming a quarterly magazine in 2004) and conduct direct mail campaigns to researchers. We also reach a broad range of scientists by hosting an annual symposium in the U.S., presenting at scientific seminars and exhibiting at scientific meetings. Invitrogen’s website allows researchers to view an on-line catalog, download technical manuals and vector sequences, read our newsletter and participate in interactive forums and discussion groups.

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

Our subsidiary, InforMax, grants outbound use licenses to its software to pharmaceutical, biotechnology and agricultural biotechnology companies, academic and government research institutions, and individual researchers. In addition, under certain circumstances we grant outbound licenses to third parties to use our other intellectual property.

Patents and Proprietary Technologies

We consider the protection of our proprietary technologies and products to be important to the success of our business and rely on a combination of patents, licenses, copyrights and trademarks to protect these technologies and products. We currently own over 300 issued patents in the United States, a number of which are also patented in other major industrialized countries, and have numerous pending patent applications. In addition, we have over 90 exclusive licenses to additional intellectual property. Generally, U.S. patents have a term of 17 years from the date of issue for patents issued from applications submitted prior to June 8, 1995 and 20 years from the date of filing of the application in the case of patents issued from applications submitted on or after June 8, 1995. Patents in most other countries have a term of 20 years from the date of filing the patent application.

Our success depends, to a significant degree, upon our ability to develop proprietary products and technologies. It is important to our success that we protect the intellectual property associated with these products and technologies. We intend to continue to file patent applications as we develop new products and technologies. Patents provide some degree of protection for our intellectual property. In addition, the laws governing the scope of patent coverage and the periods of enforceability of patent protection continue to evolve, particularly in the areas of biodiscovery.

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

Competition

The markets for our products are very competitive and price sensitive. There are numerous life science research product suppliers that compete with us, which have significant financial, operational, sales and marketing resources, and experience in research and development, although many of these competitors only compete with us in a limited portion of our product line. These and other companies may have developed or could in the future develop new technologies that compete with our products or even render our products obsolete. Additionally, instead of using kits, there are numerous scientists making materials themselves. We believe that a company’s competitive position in our markets is determined by product function, product quality, speed of delivery, technical support, price, breadth of product line, and timely product development. We believe our customers are diverse and place varying degrees of importance on the competitive attributes listed above. While it is difficult to rank these attributes for all our customers in the aggregate, we believe we are well positioned to compete in each category.

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

Suppliers

We buy materials for our products from many suppliers. While there are some raw materials that we obtain from a single supplier, we are not dependent on any one supplier or group of suppliers for our business as a whole, or for our BioDiscovery and BioProduction segments. Raw materials, other than raw fetal bovine serum (FBS), are generally available from a number of suppliers.

We acquired Serum Technologies Pty Limited in December 2002 and Serum Technologies in June 2003. Although these acquisitions provided us with a secure supply of raw Australian and U.S. sourced FBS, they do not provide us with a large enough source of FBS to satisfy all of our FBS needs. As a result, we still acquire raw FBS from various third party suppliers. Some of these suppliers provide a major portion of the FBS available from a specific geographic region, but no single supplier provides a majority of the total FBS we purchase from third party suppliers. In addition, the supply of raw FBS is sometimes limited because serum collection tends to be cyclical. This causes the price of raw FBS to fluctuate. Although there is a well-established market for finished FBS, which is one of our major products, the profit margins we achieve on finished FBS have varied significantly in the past because of the fluctuations in the price of raw FBS.

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

Government Regulation

Certain of our BioProduction Segment products are subject to regulation under the U.S. Federal Food, Drug and Cosmetic Act with respect to testing, safety, efficacy, marketing, labeling and other matters. In addition, our manufacturing facilities for the production of medical devices (in-vitro diagnostics, analyte specific reagents, and products for ex vivo tissue and cell culture processing) are subject to periodic inspection by the U.S. Food and Drug Administration (FDA), and other product oriented federal agencies and various state and local authorities in the U.S. Such facilities are believed to be in compliance in all material aspects with the requirements of the FDA’s Quality System Regulation (QSR), which was formerly known as Good Manufacturing Practices or GMP, other federal, state and local regulations and other quality standards such as ISO 9001, an internationally recognized voluntary quality standard.

The services performed by our BioReliance subsidiary are subject to regulation under the Good Laboratory Practices and Good Manufacturing Practices sections of the Food, Drug and Cosmetic Act and the Environmental Protection Agency (EPA). The Good Laboratory Practices (GLP) regulations are designed to ensuring the safety, effectiveness, quality and integrity of pharmaceutical products and products regulated by EPA. The test facilities are subject to periodic inspection by the FDA, other government agencies, and other federal, state and local regulators. The test facilities have established quality assurance units that monitor ongoing compliance by auditing test data and regularly inspecting facilities, procedures and other GLP and GMP compliance parameters. Such facilities are believed to be in compliance in all material respects with the requirements of the FDA and other federal, state and local regulations.

The products manufactured by our BioReliance subsidiary are subject to regulation under the U.S. Federal Food, Drug and Cosmetic Act with respect to the production of pharmaceutical and biological products for human clinical use or for sale in the United States and must be manufactured in conformity with GMP. These facilities are subject to periodic inspection by the FDA, other government agencies, and other federal, state and local regulators. Such facilities are believed to be in compliance in all material aspects with the requirements of the FDA and other federal, state and local regulations.

Materials used in development and testing activities at several of the Corporation’s facilities are subject to the Controlled Substances Act, administered by the Drug Enforcement Agency. Required procedures for control, use and inventory of these materials are in place at these facilities.

Our BioReliance subsidiary maintains animal facilities for use primarily in assessing product safety during the preclinical stage of pharmaceutical product development. BioReliance is registered with the United States Department of Agriculture (USDA) as a research facility, meeting the requirements of the USDA Animal Welfare Act as determined by periodic USDA inspections. In addition, the business is accredited by the Association for the Assessment and Accreditation of Laboratory Animal Care International, which is considered to be the industry standard. BioReliance also holds Public Health Service Animal Welfare Assurance granted by the NIH Office for Laboratory Animal Welfare.

We comply with the OSHA Blood Borne Pathogens Standard and voluntarily employ Centers for Disease Control/National Institutes of Health, Guidelines for Research Involving Recombinant DNA Molecules, Biosafety in Microbiological and Biomedical Laboratories and the hazard classification system recommendations for handling bacterial and viral agents, with capabilities through biosafety level three.

In addition to the foregoing, we are subject to other federal, state and local laws and ordinances applicable to our business, including environmental protection and radiation protection laws and regulations, the Occupational Safety and Health Act; the Toxic Substances Control Act; national restrictions on technology transfer, import, export and customs regulations; statutes and regulations relating to government contracting; and similar laws and regulations in foreign countries. In particular, we are subject to various foreign regulations sometimes restricting the importation and or the exportation of animal-derived products such as FBS.

Employees

As of December 31, 2003, we had 2,995 employees, 954 of whom were employed outside the United States. Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, research and academic institutions, government entities and other organizations.

Executive Officers of the Registrant

The Board of Directors appoints executive officers of Invitrogen, and the Chief Executive Officer has authority to hire and terminate such officers. Each executive officer holds office until the earlier of his or her death, resignation, removal from office or the election of his or her successor. No family relationships exist among any of Invitrogen’s executive officers, directors or persons nominated to serve in those positions. We have listed the ages, positions held and the periods during which our current executive officers have served in those positions below:

Gregory T. Lucier (age 39) has served as President and Chief Executive Officer and a director of Invitrogen since May 2003. From June 2000 to May 2003, Mr. Lucier served as President and Chief Executive Officer of GE Medical Systems, Information Technologies. From August 1999 to June 2000, Mr. Lucier served as Vice President, Global Services of GE Medical Systems. From May 1995 to August 1999, Mr. Lucier served as President of GE-Harris Railway Electronics. Mr. Lucier received his B.S. in engineering from Pennsylvania State University and an M.B.A. from Harvard Business School.

Claude D. Benchimol, Ph.D. (age 54) has served as Senior Vice President of Research & Development since September 2003. Before joining Invitrogen, Dr. Benchimol held technology leadership roles for 15 years at General Electric. Most recently, he was vice president and general manager of global technology for GE’s Medical Systems, Information Technologies. Dr. Benchimol received a master’s degree in engineering from Ecole Nationale Superieure des Telecommunications in France, as well as a master’s and doctorate degree in System Science from the University of California at Los Angeles.

Benjamin Bulkley (age 40) has served as Senior Vice President of Commercial Operations since October 2003. Prior to joining Invitrogen, Mr. Bulkley served as vice president of global services for General Electric’s Medical Systems Information Technologies. Mr. Bulkley received a B.S. in electrical engineering from the University of Connecticut, and an M.S. in systems engineering from Gannon University.

John A. Cottingham (age 49) became Vice President, General Counsel and Secretary of Invitrogen in November 2000. He served as Vice President and General Counsel of Life Technologies from May 2000 until the merger with Invitrogen in September 2000. From January 1996 until May 2000, Mr. Cottingham was the General Counsel and Assistant Secretary of Life Technologies. Prior to joining Life Technologies, he had been an international corporate attorney with the Washington, D.C. office of Fulbright and Jaworski L.L.P. from May 1988 through December 1995. Mr. Cottingham received his B.A. in Political Science from Furman University, his J.D. from the University of South Carolina and his LL.M. in Securities Regulation from Georgetown University.

Daryl J. Faulkner (age 55) was appointed Senior Vice President, Business Segment Management of Invitrogen in November 2003. Prior to that he served in several positions at Invitrogen, including Senior Vice President, International Operations and General Manager and Vice President, Europe, since November 2000. Prior to the merger of Life Technologies into Invitrogen he served as General Manager and Senior Vice President, Europe, of Life Technologies from August 1999 to September 2000. Prior to that Mr. Faulkner was Plant Manager, Critical Care Division for Abbot Laboratories in Salt Lake City from January 1992 to March 1998. Mr. Faulkner received a B.S. in Industrial Relations from the University of North Carolina, Chapel Hill and an M.A. in Business Management from Webster University.

Karen Gibson (age 42) was appointed Chief Information Officer in January 2004. Prior to that she served as Vice President of Global eBusiness and Chief Information Officer for General Electric’s Medical Systems, Information Technologies. Prior to that role, Ms. Gibson worked in a similar capacity as the Information Management Leader and CIO for GE Motors, a division of GE Industrial Systems. Ms. Gibson also has worked as a Director of IT for Quantum Health Resources and Ethicon Endo-Surgery (a Johnson & Johnson Company). Ms. Gibson holds a Bachelor of Science degree in Computer Technology from Purdue University, and an M.B.A. from Ohio University.

John M. Radak (age 43) joined Invitrogen in January 2003 as Vice President, Finance and Chief Accounting Officer. From August 2001 to January 2003, Mr. Radak was an independent consultant. From December 1994 to August 2001, Mr. Radak served as Vice President Finance and Corporate Controller for Sunrise Medical Inc. Mr. Radak received a B.A. in Business Administration from California State University at Fullerton and is a C.P.A.

Joseph L. Rodriguez (age 37) has served as Senior Vice President of Human Resources since October 2003. Prior to joining Invitrogen, Mr. Rodriguez held management roles in human resources in The Home Depot, Inc., PepsiCo, Inc., and Allied Signal, Inc. Mr. Rodriguez received a B.A in psychology from William Patterson University, an M.A. in organizational psychology from Columbia University and an MBA from Case Western Reserve University.

John D. Thompson (age 54) has worked with Invitrogen since the merger of Dexter Corporation into Invitrogen in September 2000 and has served as Senior Vice President of Corporate Development since October 2003. From November 2000 to October 2003, he served as Vice President, Corporate Development of Invitrogen. From January 1995 to September 2000, Mr. Thompson was the Senior Vice President, Strategic and Business Development for Dexter Corporation. Mr. Thompson received his B.B.A. in Accounting from Cleveland State University.

C. Eric Winzer (age 47) was appointed Chief Financial Officer of Invitrogen in June 2002. From September 2000 to June 2002, he served as Vice President, Finance, of Invitrogen. Prior to the merger of Life Technologies into Invitrogen he served as Vice President, Finance and Chief Financial Officer, Secretary and Treasurer of Life Technologies from May 1999 to September 2000. Prior to that, he was the controller of Life Technologies since 1991. Mr. Winzer received his B.A. in Economics and Business Administration from McDaniel College and an M.B.A. from Mt. St. Mary’s College.

Risk Factors that may Affect Future Results

You should carefully consider the following risks, together with other matters described in this Form 10-K or incorporated herein by reference in evaluating our business and prospects. If any of the following risks occurs, our business, financial condition or operating results could be harmed. In such case, the trading price of our securities could decline. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. Certain statements in this Form 10-K (including certain of the following factors) constitute forward-looking statements. Please refer to the section entitled “Forward-Looking Statements” on page 3 of this Form 10-K.

Risks Related to the Growth of Our Business

Failure to manage growth could impair our business.

Our business has grown rapidly. Our net revenues increased from $55.3 million in 1997 to $777.7 million in 2003. During that same period we significantly expanded our operations in the United States, Europe and Asia-Pacific. The number of our employees increased from 272 at December 31, 1996, to 2,995 at December 31, 2003.

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

Since the beginning of 2000, we have acquired Research Genetics, Inc., Ethrog Biotechnologies, Ltd., Dexter Corporation, Life Technologies, InforMax, Inc., Molecular Probes Inc., Sequitur, Inc., and substantially all of the assets of PanVera LLC and Genicon Sciences Corporation. We have also recently acquired BioReliance Corporation. Our integration of the operations of BioReliance and other acquired companies and businesses will continue to require significant efforts, including the coordination of information technologies, research and development, sales and marketing, and manufacturing. We may find it difficult to integrate fully the operations of these acquired companies and businesses.

Our U.S. headquarters are located in Carlsbad, California. We also have significant operations in Frederick and Rockville Maryland, Grand Island, New York, Madison, Wisconsin Eugene, Oregon, and Inchinnan, Scotland, as well as locations throughout Europe, Asia-Pacific and the Americas. Because our facilities are physically separated, it may be difficult for us to communicate effectively with, manage and integrate these employees and operations with the rest of Invitrogen. Such difficulties could seriously damage our operations and consequently our financial results.

Management may have its attention diverted while trying to continue to integrate companies and businesses that we have acquired, including BioReliance. Such diversion of management’s attention or difficulties in the transition process could have a harmful effect on our revenues and profits. If we are not able to integrate the operations of all these companies and businesses successfully, we may not be able to meet our expectations of future results of operations.

Factors that will affect the success of our acquisitions include:

•	presence or absence of adequate internal controls and/or significant fraud in the financial systems of acquired companies;

•	decrease in customer loyalty and product orders caused by dissatisfaction with the combined companies’ product lines and sales and marketing practices, including price increases;

•	competitive factors, including technological advances attained by competitors and patents granted to, or contested by competitors, which would result in increased efficiency in their ability to compete against us;

•	the ability of the combined company to increase sales of all such companies’ products; and

•	the ability of the combined company to operate efficiently and achieve cost savings.

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

The markets for certain of our products, such as electrophoresis products, custom primers, amplification products, and fetal bovine serum, are also subject to specific competitive risks. These markets are highly price competitive. Our competitors have competed in the past by lowering prices on certain products. Our competitors may lower prices on these or other products in the future and we may, in certain cases, respond by lowering our prices. This would reduce revenues and profits. Conversely, failure to anticipate and respond to price competition may hurt our market share. We believe that customers in our markets display a significant amount of loyalty to their initial supplier of a particular product. Therefore, it may be difficult to generate sales to potential customers who have purchased products from competitors. Additionally, instead of using kits, there are numerous scientists making materials themselves. To the extent we are unable to be the first to develop and supply new products, our competitive position will suffer.

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

A significant portion of our sales have been to researchers at academic institutions, government laboratories and private foundations whose funding is dependent upon grants from government agencies such as the U.S. National Institutes of Health (NIH) and similar domestic and international agencies. Although the level of research funding has increased during the past several years, we cannot assure you that this trend will continue. The NIH budget has increased on average in excess of 10% in each of the past five years through fiscal 2003. Increases for fiscal 2004 were significantly less than this amount, and proposed increases for fiscal 2005 are in line with the 2004 increase. Government funding of research and development is subject to the political process, which is inherently fluid and unpredictable. Additionally, as the U.S. government continues to address program funding requirements in the current period of global unrest, including homeland security, any shift away from the funding of life sciences research and development may cause our customers to delay or forego purchases of our products. Our revenues may be adversely affected if our customers delay or cancel purchases as a result of these and other uncertainties or delays surrounding the approval of government budget proposals. Also, government proposals to reduce or eliminate budgetary deficits have sometimes included reduced allocations to the NIH and other government agencies that fund research and development activities. A reduction in government funding for the NIH or other government research agencies could seriously damage our business.

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

In the past we have experienced, and we are likely to experience in the future, delays in the development and introduction of products. We cannot assure you that we will keep pace with the rapid rate of change in life sciences research and life science informatics software development, or that our new products will adequately meet the requirements of the marketplace or achieve market acceptance. Some of the factors affecting market acceptance of our products include:

•	availability, quality and price as compared to competitive products;

•	the functionality of new and existing products;

•	the timing of introduction of our products as compared to competitive products;

•	scientists’ and customers’ opinions of the product’s utility and our ability to incorporate their feedback into future products;

•	citation of the products in published research; and

•	general trends in life sciences research and life science informatics software development.

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

The supply of raw fetal bovine serum (FBS) is sometimes limited because serum collection tends to be cyclical. In addition, the discovery of bovine spongiform encephalopathy, or BSE (popularly referred to as mad cow disease) in the U.S. may cause a decline in the demand for FBS supplied from the United States. These factors can cause the price of raw FBS to fluctuate. The profit margins we achieve on finished FBS, one of our major products, have been unstable in the past because of the fluctuations in the price of raw FBS, and any increase in the price could adversely affect those profit margins. In addition, if we are unable to obtain an adequate supply of FBS, or if we are unable to meet demand for FBS from supplies outside the U.S., we may lose market share.

Violation of government regulations or voluntary quality programs could result in loss of sales and customers and additional expense to attain compliance.

Certain products and test services provided by our Bioproduction Segment and our BioReliance subsidiary are regulated by FDA as medical devices, pharmaceuticals, or biologics. Additionally, test services provided by our BioReliance subsidiary are regulated by FDA. As such, we must register with the FDA as both a medical device manufacturer and as a manufacturer and tester of drug products and comply with all required regulations. Failure to comply with these regulations can lead to sanctions by the FDA such as written observations made following inspections, warning letters, product recalls, fines, product seizures, plant closures and consent decrees. Test data for use in client submissions with FDA could be disqualified. If the FDA were to take such actions, the FDA’s observations, warnings, etc. would be available to the public. Such publicity could affect our ability to sell these regulated products.

Additionally, some of our customers use our products and services in the manufacturing process for their drug and medical device products, and such end products are regulated by the FDA under GMP. Although the customer is ultimately responsible for GMP compliance for their products, it is also the customer’s expectation that the materials sold to them will meet GMP requirements. We could lose sales and customers, and incur products liability claims, if these products do not meet GMP requirements. ISO is an internationally recognized voluntary quality standard that requires compliance with a variety of quality requirements somewhat similar to the GMP requirements. The operations of our Bioproduction Segments and Eugene, Oregon facilities are intended to comply with

ISO 9001. Failure to comply with this voluntary standard can lead to observations of non-compliance or even suspension of ISO certification by the certifying unit. If we lose ISO certification, this loss could cause some customers to purchase products from other suppliers.

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

In particular, in acquiring Dexter and Life Technologies, Inc., we assumed certain of Dexter’s and Life Technologies, Inc.’s liabilities, ongoing disputes and litigation. These include environmental and warranty claims, among others.

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

We have $500 million of subordinated convertible notes that are due in 2006, $172.5 million of subordinated convertible notes that are due in 2007, and $350 million in senior convertible notes that are due in 2023, and $450 million of senior convertible notes due in 2024, which is in aggregate a significant amount of debt and debt service obligations. In addition, we assumed approximately $70 million in indebtedness in our acquisition of BioReliance. While we intend to redeem the convertible notes due in 2007 on March 15, 2004, if we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the remaining notes, we will be in default under the terms of the loan agreements, or indentures, which could, in turn, cause defaults under our other existing and future debt obligations. These notes also could have a negative effect on our earnings per share, depending on the rate of interest we earn on cash balances and our stock price, and on our ability to make favorable acquisitions using the proceeds from the notes. Even if we are able to meet our debt service obligations, the amount of debt we have could adversely affect us in a number of ways, including by:

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

We could lose the tax deduction on our convertible senior notes due 2023 and the convertible senior notes due 2024 under certain circumstances.

We could lose some or all of the tax deduction for interest expense associated with our convertible senior notes due 2023 and the convertible senior notes due in 2024 if, under certain circumstances, the foregoing notes are not subject to the special Treasury Regulations governing contingent payment debt instruments. We also could lose the tax deduction for interest expense associated with the foregoing notes if we were to invest in non-taxable investments.

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

Including subsidiaries and distributors, our products are currently marketed in approximately 70 countries throughout the world. Our international revenues, which include revenues from our non-U.S. subsidiaries and export sales from the U.S., represented 48% of our product revenues in 2003, 44% of our product revenues in 2002, and 45% of our product revenues in 2001. We expect that international revenues will continue to account for a significant percentage of our revenues for the foreseeable future.

There are a number of risks arising from our international business, including:

•	foreign currencies we receive for sales and profits outside the U.S. could be subject to unfavorable exchange rates with the U.S. dollar and reduce the amount of revenue and profits that we recognize;
•	the possibility that unfriendly nations or groups could boycott our products;
•	general economic and political conditions in the markets in which we operate;
•	potential increased costs associated with overlapping tax structures;
•	potential trade restrictions and exchange controls;
•	more limited protection for intellectual property rights in some countries;
•	difficulties and costs associated with staffing and managing foreign operations;
•	unexpected changes in regulatory requirements;
•	the difficulties of compliance with a wide variety of foreign laws and regulations;
•	longer accounts receivable cycles in certain foreign countries; and
•	import and export licensing requirements.

A significant portion of our business is conducted in currencies other than the U.S. dollar, which is our reporting currency. We recognize foreign currency gains or losses arising from our operations in the period incurred. As a result, fluctuations between the currencies in which we do business have caused and will continue to cause foreign currency transaction gains and losses. We cannot predict the effects of currency exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures, and the potential volatility of currency exchange rates.

In January 2004 we expanded our foreign currency hedging program to hedge up to twelve months of future forecasted foreign currency cash flows. The goal of this program is to reduce the volatility of our earnings and cash flows from changes in foreign currency exchange rates, but we cannot assure you that this program will adequately protect our operating results from the full effects of exchange rate fluctuations. Failure to hedge effectively against exchange rate fluctuations may adversely affect our results of operations.

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

The market price of our common stock and convertible notes has been subject to volatility and, in the future, the market price of our common stock and convertible notes may fluctuate substantially due to a variety of factors, including:

•	quarterly fluctuations in our operating income and earnings per share results;

•	technological innovations or new product introductions by us or our competitors;

•	economic conditions;

•	disputes concerning patents or proprietary rights;

•	changes in earnings estimates and market growth rate projections by market research analysts;

•	sales of common stock by existing holders;

•	loss of key personnel;

•	securities class actions or other litigation; and

•	changes to the NIH budget, and the research and development budgets of our customers.

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

The results of operations for any quarter are not necessarily indicative of results to be expected in future periods. Our operating results have in the past been, and will continue to be, subject to quarterly fluctuations as a result of a number of factors. These factors include, but are not limited to:

•	the integration of people, operations and products from acquired businesses and technologies;

•	our ability to introduce new products successfully;

•	market acceptance of existing or new products and prices;

•	competitive product introductions;

•	currency exchange rate fluctuations;

•	changes in customer research budgets which are influenced by the timing of their research and commercialization efforts and their receipt of government grants;

•	our ability to manufacture our products efficiently;

•	our ability to control or adjust research and development, marketing, sales and general and administrative expenses in response to changes in revenues; and

•	the timing of orders from distributors and mix of sales among distributors and our direct sales force.

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

Additionally, although unlikely, a catastrophic incident could partially or completely shut down our research and manufacturing facilities and operations.

We generate waste that must be transported to approved treatment, storage and disposal facilities. The transportation and disposal of such waste are required to meet applicable state and federal statutes and regulations. The storage, treatment and disposal of such waste potentially exposes us to environmental liability if, in the future, such transportation and disposal is deemed to have violated such statutes and/or regulations or if the storage, treatment and disposal facilities are inadequate and are proved to have damaged the environment.

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

Our BioReliance subsidiary formulates, tests and manufactures products intended for use by the public. In addition, BioReliance’s services include the manufacture of biologic products to be tested in human clinical trials. These activities could expose BioReliance to risk of liability for personal injury or death to persons using such products, although neither Invitrogen nor BioReliance commercially markets or sells the products to end users. We seek to reduce our potential liability through measures such as contractual indemnification provisions with clients (the scope of which may vary from client-to-client, and the performances of which are not secured) and insurance maintained by clients. BioReliance and Invitrogen could be materially and adversely affected if BioReliance or Invitrogen were required to pay damages or incur defense costs in connection with a claim that is outside the scope of the indemnification agreements, if the indemnity, although applicable, is not performed in accordance with its terms or if our liability exceeds the amount of applicable insurance or indemnity. In addition, BioReliance could be held liable for errors and omissions in connection with the services it performs. We currently maintain product liability and errors and omissions insurance with respect to these risks. There can be no assurance that our insurance coverage will be adequate or that insurance coverage will continue to be available on terms acceptable to us.

ITEM 2. Properties

We own or lease approximately 1,500,000 square feet of property being used in current operations at the following principal locations within the United States, each of which contains manufacturing, storage, and/or laboratory or office facilities:

Carlsbad, California (Leased facilities and owned raw land for development)

Frederick, Maryland (Owned and leased)

Rockville, Maryland (Owned and leased)

Grand Island, New York (Owned and leased)

Madison, Wisconsin (Owned facility on leased land)

Eugene, Oregon (Leased)

Natick, Massachusetts (Leased)

In addition, we own or lease approximately 470,000 square feet of property at locations outside the United States including these principal locations, each of which also contains manufacturing, storage, and/or laboratory or office facilities:

Glasgow area, principally Inchinnan and Stirling, Scotland (Owned and leased)

Auckland and Christchurch, New Zealand (Owned and leased)

Heidelberg, Germany (Leased)

In addition to the principal properties listed, we lease other properties in locations throughout the world, including Japan, China, Hong Kong, Singapore, Taiwan, Australia, Argentina, Brazil, Canada, Israel, Belgium, Denmark, France, Germany, Italy, the Netherlands and Spain. The leases range in expiration dates from 2004 to 2048, and some are renewable. Many of our plants have been constructed, renovated, or expanded during the past ten years. Except as described herein, we are currently using substantially all of our finished space, with some space available for expansion at some of our locations. We consider the facilities to be in a condition suitable for their current uses. Because of anticipated growth in the business and due to the increasing requirements of customers or regulatory agencies, we may need to acquire additional space or upgrade and enhance existing space during the next five years. We believe that adequate facilities will be available upon the conclusion of our leases.

In addition to the property described above, we have property held for sale in Huntsville, Alabama, and our InforMax subsidiary has leases in Bethesda, Maryland, Boston, Massachusetts and Oxford, England which are subleased or are being offered for sublease. These properties are not used in current operations and are not included in the discussion above.

Additional information regarding our properties is contained in Notes 1, 6 and 7 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 3. Legal Proceedings

We recently settled our contract dispute with the Veterans Administration. We paid the Veterans Administration $13.6 million in this settlement, which amount had been fully accrued for in connection with our acquisition of Life Technologies, Inc.

Apart from the matters above, we are subject to other potential liabilities under government regulations and various claims and legal actions which are pending or may be asserted. These matters have arisen in the ordinary course and conduct of our business, as well as through acquisitions, and some are expected to be covered, at least partly, by insurance. Estimated amounts for claims that are probable and can be reasonably estimated are reflected as liabilities of ours. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters which are pending or may be asserted could be decided unfavorably to us. Although the amount of liability at December 31, 2003 with respect to these matters cannot be ascertained, we believe that any resulting liability should not materially affect our consolidated financial statements.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2003. Our annual meeting of stockholders will be held at our facility at 5781 Van Allen Way, in Carlsbad, California on April 29, 2004. Matters to be voted on will be included in our proxy statement to be filed with the SEC and distributed to our stockholders prior to the meeting.

Part II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Stock Prices

Our common stock trades on The Nasdaq Stock Market® under the symbol “IVGN.” The table below provides the high and low sales prices of our common stock for the periods indicated, as reported by The Nasdaq Stock Market.

	High	Low
Year ended December 31, 2003:
Fourth quarter	$70.94	$55.33
Third quarter	63.05	36.61
Second quarter	42.15	28.04
First quarter	32.95	28.35
Year ended December 31, 2002:
Fourth quarter	$35.40	$25.23
Third quarter	38.00	26.58
Second quarter	37.29	29.56
First quarter	62.70	31.13

On February 26, 2004, the last reported sale price of our common stock on The Nasdaq Stock Market was $75.85. As of February 26, 2004, there were approximately 1,408 shareholders of record of our common stock.

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

FIVE YEAR SELECTED FINANCIAL DATA

(In thousands, except per share data)	2003(1)	2002(2)	2001	2000(3)	1999
Revenues	$777,738	$648,597	$629,290	$246,195	$92,945
Amortization of goodwill	—	—	175,699	51,008	31
Amortization of intangible assets	82,330	67,489	92,460	31,327	278
Income (loss) before income taxes and minority interest	85,068	71,176	(137,281)	(54,536)	14,015
Net income (loss)	60,130	47,667	(147,666)	(54,326)	9,236
Net income (loss) applicable to common shares	60,130	47,667	(147,666)	(54,326)	9,984	(4)
Earnings (loss) per common share:
Basic	$1.19	$0.91	$(2.81)	$(1.80)	$0.52	(4)
Diluted	$1.17	$0.90	$(2.81)	$(1.80)	$0.46	(4)
Cash, cash equivalents and investments	1,169,175	1,060,493	1,071,761	418,899	102,238
Goodwill	983,407	768,459	740,220	904,502	140
Net intangible assets	464,659	344,180	441,267	569,401	3,999
Total assets	3,165,689	2,614,966	2,667,212	2,369,215	156,776
Convertible debt	1,022,500	672,500	672,500	172,500	—
Long-term obligations, less current portion	15,471	2,033	3,530	6,703	7,324
Total stockholders’ equity	1,806,847	1,642,610	1,671,078	1,778,397	130,665

(1)	2003 includes the results of operations of the PanVera business and Molecular Probes, Inc. as of March 28, 2003 and August 20, 2003, the respective dates of the acquisitions, which affects the comparability of the Selected Financial Data. During 2003, Invitrogen also completed other acquisitions that were not material and their results of operations have been included in the accompanying consolidated financial statements from their respective dates of acquisition. See note 2 to the Notes to Consolidated Financial Statements.

(2)	2002 includes the results of operations of InforMax, Inc. as of December 6, 2002, the date of the acquisition, which affects the comparability of the Selected Financial Data. See note 2 to the Notes to Consolidated Financial Statements. Includes the adoption of Statement of Financial Accounting Standard No. 142 which eliminates further amortization of goodwill. See note 1 to the Notes to Consolidated Financial Statements.

(3)	2000 includes the results of operations of Life Technologies from September 14, 2000, the date of acquisition, which affects the comparability of the Selected Financial Data.

(4)	1999 includes a $1.0 million adjustment for the beneficial conversion feature related to convertible preferred stock.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are a leading supplier of kits, reagents, sera and cell media, and informatics software for life sciences research, drug discovery, and the production of biopharmaceuticals with sales of $778 million in 2003. We offer a full range of products that enable researchers to understand the molecular basis of life and potential mechanisms of disease, as well as identify attractive targets for drug development. Our products are also used to support the clinical development and commercial production of biopharmaceuticals.

We focus our business on two principal segments:

➢	BioDiscovery, formerly named Molecular Biology. Our BioDiscovery product segment supplies a full range of reagents, kits and informatics to enable scientists to isolate, amplify, purify, identify, and characterize genes and their related proteins. Our kits comprise all the reagents necessary to perform a specific experiment and are optimized to simplify and improve the reliability and yield of such experiment. Scientists use our reagents and kits to elucidate the molecular basis of disease, identify disease targets for drug discovery, and understand the therapeutic mechanism of a drug.

➢	BioProduction, formerly named Cell Culture. Our BioProduction segment supplies a full range of mammalian sera, cell and tissue culture media, reagents biologics testing and specialized manufacturing. These products provide the physiological conditions and nutrients necessary for cells to grow outside their native environment.

The principal markets for our products include the life sciences research market and the biopharmaceutical production market. The life sciences research market consists of laboratories generally associated with universities, medical research centers, government institutions, and other research institutions as well as biotechnology, pharmaceutical, energy, agricultural and chemical companies. Life sciences researchers use our reagents and informatics to perform a broad range of experiments in the laboratory.

The biopharmaceutical production market consists of biotechnology and pharmaceutical companies that use sera and media for the production of clinical and commercial quantities of biopharmaceuticals. Biopharmaceuticals include interferons, interleukins, t-PA and monoclonal antibodies. The selection of sera and media generally occurs early in the clinical process and continues through commercialization. Other industries consume sera and media for the commercial production of genetically engineered products including food processing and agricultural industries.

Our Strategy

Our objective is to provide essential life science technologies for disease research, drug discovery and commercial bioproduction. Our strategies to achieve this objective include:

➢	New Product Innovation and Development.

➢	Developing innovative new products. We place a great emphasis on internally developing new technologies for the life sciences research and biopharmaceutical production markets. A significant portion of our growth and current revenue base has been created by the application of technology to accelerate the drug discovery process of our customers. We expect to increase research and development spending as a percentage of sales over the next several quarters, and to focus new product development on three critical technology areas:

➢	Protein production, purification and characterization;

➢	Biochemical and cell-based assays; and

➢	Labeling and detection, particularly in proteomics.

➢	In-licensing technologies. We actively and selectively in-license new technologies, which we modify to create high value kits, many of which address bottlenecks in the research or drug discovery laboratories. We have a dedicated group of individuals that is focused on in-licensing technologies from academic and government institutions, as well as biotechnology and pharmaceutical companies.

➢	Acquisitions. We actively and selectively seek to acquire and integrate companies with complementary products and technologies, trusted brand names, strong market positions, and strong intellectual property positions. We have acquired twelve companies since we became a public company in 1999. Our most significant acquisitions include Life Technologies, BioReliance, Molecular Probes, PanVera, NOVEX, Research Genetics and InforMax.

Our significant acquisitions during the last year include:

➢	Our February 6, 2004, acquisition of all outstanding shares of common stock of BioReliance Corporation. BioReliance is a leading contract service organization providing testing, development and manufacturing services for biologic-based drugs to biotechnology and pharmaceutical companies worldwide. The results of operations of BioReliance will be included in our consolidated financial statements in the BioProduction segment from the date of acquisition.

➢	Our August 20, 2003, acquisition of all outstanding shares of common stock of Molecular Probes, Inc., a privately-held corporation based in Eugene, Oregon. Molecular Probes is a provider of fluorescence-based technologies for use in labeling molecules for biological research and drug discovery. The results of operations of Molecular Probes have been included in the accompanying consolidated financial statements in the BioDiscovery segment from the date of acquisition.

➢	Our March 28, 2003, acquisition of products and technology rights from PanVera LLC, a wholly-owned subsidiary of Vertex Pharmaceuticals, Inc. Based in Madison, Wisconsin, our PanVera business provides products and services that are designed to accelerate the discovery of new medicines by the pharmaceutical and biopharmaceutical industries. Through this transaction, we have acquired PanVera’s biochemical and cellular assay capabilities and its commercial portfolio of proprietary reagents, probes and proteins. As part of the transaction, we have also acquired PanVera’s research, development and manufacturing facility in Madison. We plan to expand the sale of PanVera products to target a broader market, including academic and government researchers. The results of operations of PanVera have been included in the accompanying consolidated financial statements in the BioDiscovery segment from the date of acquisition.

➢	Our December 6, 2002, acquisition of all outstanding shares of common stock of InforMax, Inc., a provider of a multi-application suite of data access, analysis and presentation software for life science applications. The results of operations of InforMax have been included in the accompanying consolidated financial statements in the BioDiscovery segment from the date of acquisition.

➢	Leverage of Existing Sales and Distribution Infrastructure

➢	Multi-national sales footprint. We have developed what we consider to be a world-class sales and distribution network with sales in approximately seventy countries throughout the world. Our sales force is highly-trained, with many of our sales-people possessing degrees in molecular biology, biochemistry or related fields. We believe our sales force has a proven track record for selling and distributing our products, and we expect to leverage this capacity to increase sales of our existing, newly developed and acquired products.

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

➢	High customer satisfaction. Our sales, marketing, customer service and technical support staffs work well together to provide our customers exceptional service for our products, and we have been highly rated in customer satisfaction surveys. We expect to take advantage of this strength to attract new customers and maintain existing customers.

➢	Rapid product delivery. We have the ability to ship typical orders on a same-day or next-day basis. We intend to use this ability to provide convenient service to our customers to generate additional sales.

Our BioDiscovery and BioProduction products are used for research purposes, and their use by our customers generally is not regulated by the United States Food and Drug Administration, or FDA, or by any comparable international organization, with several limited exceptions. Some of our BioProduction products and manufacturing sites, including some sites of our BioReliance subsidiary, are subject to FDA regulation and oversight and are required to comply with the Quality System Regulations, which was formerly known as current good manufacturing practice, or GMP, and is described in 21 CFR part 820. Additionally, some of these same sites and products are intended to comply with certain voluntary quality programs such as ISO 9001.

We manufacture the majority of our products in our manufacturing facilities in Carlsbad, California; Eugene, Oregon; Frederick and Rockville, Maryland; Grand Island, New York; Madison, Wisconsin; Auckland, New Zealand; Newcastle, Australia and Inchinnan, Scotland. We also have manufacturing facilities in Japan, Brazil, and Israel. In addition, we purchase products from third-party manufacturers for resale.

We conduct research activities in the United States and New Zealand and business development activities around the world. As part of these activities we actively seek to license intellectual property from academic, government, and commercial institutions.

Except for our oligonucleotide, genomics services, biologics testing, specialized manufacturing, and cell culture production businesses, which are make-to-order businesses, we principally manufacture products for inventory and ship products shortly after the receipt of orders, and anticipate that we will continue to do so in the future. We do not currently have a significant backlog and do not anticipate we will develop a material backlog in the future. In addition, we rely on third-party manufacturers to supply many of our raw materials, product components, and in some cases, entire products.

We conduct our operations through subsidiaries in Europe, Asia-Pacific and the Americas. Each subsidiary records its income and expenses using the functional currency of the country in which the subsidiary resides. To consolidate the income and expenses of all of our subsidiaries, we translate each subsidiary’s results into U.S. dollars using average exchange rates during the period. Changes in currency exchange rates have affected, and will continue to affect our consolidated revenues, revenue growth rates, gross margins and net income. In addition, many of our subsidiaries conduct a portion of their business in currencies other than the subsidiary’s functional currency, which can result in foreign currency transaction gains or losses. Exchange gains and losses arising from transactions denominated in these currencies are recorded in the Consolidated Statements of Income using the actual exchange rate differences on the date of the transaction.

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

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2003 and 2002

Revenues.

	For the Years Ended December 31,
(dollars in millions)	2003	2002	Increase	% Increase
BioDiscovery segment revenues	$500.5	$428.9	$71.6	17%
BioProduction segment revenues	277.2	219.7	57.5	26%

Total revenues	$777.7	$648.6	$129.1	20%

BioDiscovery gross margin	68%	62%
BioProduction gross margin	52%	51%
Total gross margin	60%	58%

When comparing 2003 revenues with 2002, changes in foreign currency exchange rates increased U.S. dollar-denominated revenues, accounting for $40.6 million of the $129.1 million increase. This increase from changes in foreign currency exchange rates increased our revenue growth rate by 6%. The increase in revenues also includes $46.4 million, or 7%, from our recent acquisitions: InforMax, which we acquired in December 2002; the PanVera business which we acquired at the end of March 2003; and Molecular Probes which we acquired in August 2003. Higher volume accounted for an additional 3% increase, while higher prices contributed another 4%.

Changes in the value of certain currencies, including the Japanese Yen, the British Pound Sterling and the Euro, can significantly increase or decrease our reported revenue on sales made in these currencies and could result in a material positive or negative impact on our reported results. In addition to currency exchange rates, we expect that future revenues will be affected by, among other things, new product introductions, competitive conditions, customer research budgets, government research funding, the rate of expansion of our customer base, price increases, product discontinuations and acquisitions or dispositions of businesses or product lines.

BioDiscovery Segment Revenues. Changes in foreign currency exchange rates increased U.S. dollar-denominated BioDiscovery revenues by $24.1 million when comparing 2003 with 2002 and accounted for 6% of the 17% increase in revenues. The increase in revenues also includes $46.4 million, or 11%, from our recent acquisitions.

We currently expect our BioDiscovery growth rate to range from 15% to 19% for 2004.

BioProduction Segment Revenues. Changes in foreign currency exchange rates increased U.S. dollar-denominated BioProduction revenues by $16.5 million when comparing the year ended December 30, 2003, with 2002 and accounted for 8% of the 26% increase in revenues. The remainder of the increase reflects volume growth of 9% driven by our large-scale production applications, as well as price increases, particularly for sera products, which accounted for 9%.

We currently expect our BioProduction growth rate to range from 51% to 55% for 2004, with our acquisition of BioReliance in February 2004 contributing 43% of this growth.

Sales of cell culture products for large-scale production applications can vary significantly due to customer demand. In addition, cell culture revenues include sales of sera products whose price has historically been volatile. As a result, cell culture revenue growth rates can vary significantly. We also believe that it is unlikely for price increases for sera products to continue, and, therefore, do not anticipate that price increases will contribute to our growth rates or gross margin as much as they have in the past two years.

Gross Margin. The increase in gross margin during 2003 when compared to 2002 reflects the addition of higher margin products from acquired businesses during 2003, which accounted for improved margins of 2%, favorable changes in product mix and net cost improvements which accounted for improved margins of 1%, and higher prices which accounted for improved margins 1%. These margin improvements were offset by costs of $15.1 million, or 2%, associated with the sale during 2003 of products acquired in our business combinations that were previously written-up under purchase accounting rules.

The increase in BioDiscovery gross margin during 2003 is due to favorable changes in product mix and net cost improvements which improved margins by 3%, the addition of higher margin products from acquired businesses which accounted for improved margins of 2% and favorable changes in foreign currency rates which improved margins by 1%.

Higher average selling prices increasing at a faster rate than costs in both our sera and non-sera product lines accounted for a 3% improvement in BioProduction gross margin during 2003. Favorable changes in foreign currency rates improved margins by 1% and unfavorable changes in mix reduced gross margins by 2%.

We believe that gross margin for future periods will be affected by, among other things, the integration of acquired businesses in addition to sales volumes, competitive conditions, royalty payments on licensed technologies, the cost of raw materials, changes in average selling prices, our ability to make productivity improvements, and foreign currency rates.

Operating Expenses.

	For the Years Ended December 31,
	2003		2002
(dollars in millions)	Operating Expense	As a Percentage of Segment Revenues	Operating Expense	As a Percentage of Segment Revenues	Increase
BioDiscovery Segment:
Sales and marketing	$116.1	23%	$94.9	22%	$21.2
General and administrative	47.0	9%	36.0	8%	11.0
Research and development	46.6	9%	27.8	6%	18.8

BioProduction Segment:
Sales and marketing	$38.3	14%	$29.9	14%	$8.4
General and administrative	14.2	5%	13.5	6%	0.7
Research and development	7.7	3%	5.9	3%	1.8

Corporate:
Sales and marketing	$0.1		$0.1		$—
General and administrative	27.5		21.6		5.9
Research and development	0.3		—		0.3

Consolidated:
Sales and marketing	$154.5	20%	$124.9	19%	$29.6
General and administrative	88.7	11%	71.1	11%	17.6
Research and development	54.6	7%	33.7	5%	20.9

Sales and Marketing. The absolute increase in sales and marketing expenses during 2003 is due to: expenses of our acquired businesses of InforMax, PanVera, and Molecular Probes, which accounted for $10.6 million of the increase; increased headcount, compensation and selling activities which accounted for $12.8 million of the increase, and changes in foreign currency rates that increased expense by $5.2 million. Sales and marketing expenses for 2003 also include accelerated depreciation expense of $1.1 million for a portion of our e-commerce software that will be rendered obsolete by a new system in 2004.

In the future we expect to reduce our sales and marketing expenditures as a percent of revenues. In addition, we plan to use product specialists to support our existing customer account managers allowing us to maintain the effectiveness of our direct selling organization while offering an ever-increasing portfolio of products.

General and Administrative. The absolute increase in general and administrative expenses during 2003 is due to costs associated with the acquired businesses of InforMax, PanVera and Molecular Probes which accounted for $7.0 million of the increase; higher legal costs of $4.4 million; costs associated with the transition in the chief executive officer position which accounted for $1.5 million; increased headcount and related spending and business insurance of $5.3 million, and changes in foreign currency rates that increased expenses by $2.2 million. These costs are partially offset by cost reductions during 2003 of $2.8 million from the closure of our operations in Alabama in April 2002 and the sale of our Serva entity in June 2002.

In the future, we plan on implementing programs and actions to improve our efficiency in the general and administrative area. These programs will focus in the areas of process improvement and automation. We expect over time that these actions will result in a decline in our general and administrative expenses as a percent of sales.

Research and Development. The increase in research and development expenses during 2003 reflects: software development costs for the InforMax business, research and development costs associated with Molecular Probes acquisition and the PanVera business acquired which in total accounted for $13.0 million of the increase; increased headcount and related spending as we continued to fill research and development positions in Carlsbad which accounted for $6.1 million of the increase and deferred compensation expense of $0.3 million from stock options assumed in the Molecular Probes acquisition. Research and development expenses for 2003 also include accelerated amortization of purchased technology of $1.5 million for which management has determined that there is limited opportunity to develop commercial applications. Additional catch-up depreciation expense of $0.9 million was recognized in 2003 for a building that was removed from service in April 2002 and held for sale until November 2003 when our strategy changed to reactivate the facility for research and development activities. Higher expense for grants accounted for another $0.5 million increase for 2003. These increases were partially offset by the closure of our Alabama facility and the sale of our Serva entity which reduced research and development costs by $1.5 million in 2003.

We expect research and development expense as a percent of revenues will continue to increase as we expand our capabilities to accelerate innovation.

Other Purchased Intangibles Amortization. Amortization expense for other purchased intangible assets acquired in our business combinations was $79.4 million for 2003, and $64.3 million for 2002. The increase in 2003 is due primarily to the amortization of purchased intangibles acquired in the InforMax, PanVera and Molecular Probes acquisitions.

Purchased In-Process Research and Development Costs. Purchased in-process research and development costs of $1.4 million for 2003 resulted from the Molecular Probes acquisition and represent acquired current research and development projects in process.

Business Integration Costs. Merger-related business integration costs for 2003 were $1.3 million and represent an additional impairment loss of $0.9 million on assets held for sale in Huntsville, Alabama, related to the closure of our facilities located there in addition to $0.4 million in costs incurred for the integration of InforMax, acquired in December 2002. These costs were for the relocation of property, closure of facilities and retention of employees.

Business integration costs for 2002 were $16.2 million and include $13.9 million from the integration of our Alabama operations with the rest of the company. The integration costs include $9.2 million in impairment losses on facilities, equipment and notes receivable, $3.9 million in severance and relocation costs and $0.8 million in other costs to close the facilities and relocate equipment. Business integration costs for 2002 also include costs for restructuring and integrating the operations of InforMax and Life Technologies into Invitrogen which are comprised of $1.6 million for the retention of former Life Technologies employees in Maryland, $0.6 million to relocate property as we transitioned employees, functions and property from Maryland to California during the first half of 2002 and $0.1 million in restructuring consultants.

We do not expect any future restructuring costs associated with InforMax or the Huntsville closure, unless actual proceeds from the sale of real estate in Huntsville are significantly different than our current estimates.

Interest Income. Interest income decreased by $3.4 million from $27.4 million for 2002, to $24.0 million for 2003. The reduction in interest income is due mainly to lower interest rates.

Interest income in the future will be affected by changes in short-term interest rates and changes in cash balances which could be materially reduced by acquisitions and other financing activities.

Interest Expense. Interest expense increased $4.5 million from $24.1 million for 2002 to $28.6 million for 2003. Our issuance of $350 million in principal amount of 2% convertible senior notes in August 2003 increased interest expense by $3.1 million for 2003. The remainder of the increase in 2003 was due mainly to $0.7 million of imputed interest on unfavorable lease obligations acquired in the InforMax acquisition and interest expense of $0.4 million on our capital lease obligation acquired in the Molecular Probes acquisition. Our interest expense will increase during 2004 for interest incurred on the 1.5% convertible notes issued in February 2004, the 2% convertible notes issued in August 2003, and the Molecular Probes capital lease obligation. These increases will be partially offset by our redemption of our 5½% convertible notes in March 2004.

Other Income (Expense), Net. Other income (expense), net, for 2003 and 2002, is comprised of the following:

	For the Years Ended December 31,
(in millions)	2003	2002
Net periodic pension income (expense)(1)	$(0.5)	$1.3
Gain (loss) on the sale of our Serva subsidiary(2)	0.9	(0.5)
Gain on sale of an investment	0.3	—
Impairment loss on vacant land	(0.6)	—
Loss on the sale of our Indian subsidiary	—	(0.3)
Net foreign currency exchange gains (losses)	0.1	(1.1)

Total other income (expense), net	$0.2	$(0.6)

(1)	The net periodic pension income and expense is from a defined benefit plan acquired in the merger with Dexter Corporation in 2000 and is recognized as other non-operating income and expense since the plan provides benefits to participants who are not employees of Invitrogen.
(2)	The gain was recognized in June 2003 on the sale of our Serva subsidiary, which was sold in 2002, resulting from the collection of cash on a note receivable from the sale that was fully reserved for at the time of the sale.

The anticipated redemption in March 2004, of our $172.5 million principal amount of 5½% Convertible Subordinated Notes, due 2007, at a premium of 102.357% is expected to result in a charge to other income and expense at the time of redemption of $6.7 million for the call premium and the write-off of unamortized deferred debt costs.

Provision for Income Taxes. The provision for income taxes as a percentage of pre-tax income was 28.6% for 2003 compared with 31.2% for 2002. The decrease in the effective tax rate is due primarily to additional tax credits for research expenditures incurred in 2003 and an increase in the proportion of income earned in tax jurisdictions having lower tax rates.

Comparison of Years Ended December 31, 2002 and 2001

Revenues.

	For the Years Ended December 31,		Increase (Decrease)	% Increase
(dollars in millions)	2002	2001
BioDiscovery segment revenues	$428.9	$409.4	$19.5	5%
BioProduction segment revenues	219.7	219.9	(0.2)	—

Total revenues	$648.6	$629.3	$19.3	3%

BioDiscovery gross margin	62%	61%
BioProduction gross margin	51%	44%
Total gross margin	58%	55%

Changes in foreign currency exchange rates, when comparing 2002 with 2001, increased U.S. dollar-denominated revenues, accounting for $4.5 million of the $19.3 million increase. This increase from changes in foreign currency exchange rates also increased our revenue growth rate by 1%. Subsequent to the merger with Life Technologies that occurred in September 2000, we discontinued the sale of some products that were low growth, low volume and/or low gross margin. Sales of these products were $3.9 million in 2002, down from $42.0 million for 2001, and reduced our revenue growth rate by 6%. Higher prices accounted for an additional 7% increase, while higher volume contributed another 2%.

BioDiscovery Segment Revenues. The $428.9 million of BioDiscovery revenues in 2002 includes $3.2 million of revenues from the sale of products that were divested or discontinued, down from $12.1 million sold in the same period last year, reducing the BioDiscovery segment revenue growth rate by 2%. Changes in foreign currency exchange rates increased dollar-denominated BioDiscovery revenues by $2.7 million when comparing 2002 with the same period in 2001, and increased the BioDiscovery revenue growth rate by 1%. Higher prices accounted for the rest of the 6% net increase in revenue growth during 2002, while the overall net contribution to sales from volume was essentially flat.

BioProduction Segment Revenues. The $219.7 million of BioProduction revenues for 2002 includes $0.7 million of revenues from the sale of products that were divested or discontinued, down from $29.9 million of these products sold in 2001, which included revenues from our BioSepra business that was sold in July 2001, and, overall, reduced the BioProduction revenue growth rate by 13%.

Changes in foreign currency exchange rates during 2002 increased U.S. dollar-denominated revenues by $1.8 million, and increased the BioProduction revenue growth rate by 1%. Higher prices, mainly for our sera products, and higher volume accounted for an additional 8% and 4% increase, respectively, in revenue growth.

Gross Margin. Higher selling prices in 2002 and lower sales in 2002 of low-margin, discontinued BioProduction products, accounted for increases in margin in 2002 of 3% and 2%, respectively. Unfavorable changes in product mix during 2002 reduced gross margin by 1%.

The increase in BioDiscovery gross margin during 2002 is due to higher selling prices and lower sales in 2002 of low-margin, discontinued products which improved margin by 2% and 1%, respectively. Unfavorable changes in product mix and unfavorable changes in foreign currency rates offset these improvements by 1%.

Higher average selling prices for our BioProduction products, particularly our sera products, accounted for a 4% improvement in gross margin during 2002. Lower sales in 2002 of low-margin, discontinued products improved margin by another 2%.

Operating Expenses.

	For the Years Ended December 31,
	2002		2001
(dollars in millions)	Operating Expense	As a Percentage of Segment Revenues	Operating Expense	As a Percentage of Segment Revenues	Increase (Decrease)
BioDiscovery Segment:
Sales and marketing	$94.9	22%	$83.9	20%	$11.0
General and administrative	36.0	8%	39.2	10%	(3.2)
Research and development	27.8	6%	32.9	8%	(5.1)

BioProduction Segment:
Sales and marketing	$29.9	14%	$28.4	13%	$1.5
General and administrative	13.5	6%	11.9	5%	1.6
Research and development	5.9	3%	5.0	2%	0.9

Corporate:
Sales and marketing	$0.1		$0.5		$(0.4)
General and administrative	21.6		14.6		7.0
Research and development	—		0.2		(0.2)

Consolidated:
Sales and marketing	$124.9	19%	$112.8	18%	$12.1
General and administrative	71.1	11%	65.7	10%	5.4
Research and development	33.7	5%	38.1	6%	(4.4)

Sales and Marketing. Increased headcount, benefit costs and promotional spending, including our InforMax acquisition in December 2002, accounted for $13.5 million of the $12.1 million increase. This increase was partially offset by $1.0 million from expense reductions resulting from the closure of our Alabama location in April 2002 and the sales of our BioSepra and Serva entities in July 2001 and June 2002, respectively. Lower deferred compensation accounted for the remaining $0.4 million reduction in expense during 2002.

General and Administrative. The absolute increase in general and administrative expenses is due to: $7.3 million from increased headcount, benefit costs, and related spending, including our InforMax acquisition; $2.4 million in costs associated with the retirement of our chief executive officer, and $1.1 million in costs to purchase the rights to change-in-control agreements from four key management members. These higher expenses were partially offset by $4.1 million in cost reductions from the closure of our operations in Alabama and the sales of our BioSepra and Serva entities, and lower deferred compensation expense of $1.3 million.

Research and Development. The decrease in research and development expenses reflects unfilled research and development positions as we transitioned these positions from our Maryland facilities to California during 2001, which accounted for $2.7 million in lower costs, the closure of our operations in Alabama and the sales of our BioSepra and Serva entities, which accounted for another

$3.1 million in cost reductions. The lower costs were partially offset by higher spending on a genome project in 2002 of approximately $1.3 million.

Goodwill Amortization. Effective January 1, 2002, we adopted SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” which eliminated the amortization of goodwill. The adoption of these statements also resulted in the reclassification of the net book value assigned to the assembled workforce intangible at December 31, 2001, which totaled $33.4 million, to goodwill. Amortization expense for goodwill for 2001 totaled $175.7 million.

Other Purchased Intangibles Amortization. Amortization expense for other purchased intangible assets acquired in our business combinations was $64.3 million for 2002 and $90.5 million for 2001. The reduction in expense from 2001 to 2002 is due to; one intangible asset that became fully amortized in September 2001 which accounted for a $19.7 million reduction in 2002; the reclassification of the assembled workforce intangible to goodwill in 2002 which accounted for a $4.8 million reduction; the assignment of an indefinite life under SFAS No. 142 to the portion of the purchased tradenames and trademarks allocated to the GIBCO tradename, which totaled $8.7 million at December 31, 2001, and accounted for an additional $1.0 million reduction in amortization expense as this intangible is no longer amortized beginning January 1, 2002.

Business Integration Costs. Business integration costs for 2002, were $16.2 million and include $13.9 million from the integration of our Alabama operations with the rest of the company. The integration costs include $9.2 million in impairment losses on facilities, equipment and notes receivable, $3.9 million in severance and relocation costs and $0.8 million in other costs to close the facilities and relocate equipment. Business integration costs for 2002 also include costs for restructuring and integrating the operations of InforMax and Life Technologies into Invitrogen which are comprised of $1.6 million for the retention of former Life Technologies employees in Maryland, $0.6 million to relocate property as we transitioned employees, functions and property from Maryland to California during the first half of 2002 and $0.1 million in restructuring consultants.

Business integrations costs for 2001, totaled $11.3 million and are for the restructuring and integration of the operations of Life Technologies and Invitrogen. These costs are mainly comprised of $7.0 million in retention, severance and relocation costs as we transitioned employees, functions and property from Maryland to California, $1.8 million in costs to exit distributor contracts, $1.6 million in business reorganization consulting fees and $0.7 million in product catalogue obsolescence.

Interest Income. Interest income increased by $7.1 million from $20.3 million for 2001, to $27.4 million for 2002. The increase during 2002 was mainly attributable to larger balances of cash and investments during 2002, partially offset by lower rates of interest earned on investments during 2002.

Interest Expense. Interest expense increased $12.8 million from $11.3 million for 2001, to $24.1 million for 2002. The increase in 2002 was due mainly to interest on the 2¼% Convertible Subordinated Notes due 2006 that were issued in December 2001.

Other Income (Expense), Net. Other income (expense), net, for the years ended December 2002 and 2001, is comprised of the following:

	For the Years Ended
	December 31,
(in millions)	2002	2001
Net periodic pension income(1)	$1.3	$2.5
Loss on the sale of our Serva subsidiary	(0.5)	—
Loss on the sale of our Indian subsidiary	(0.3)	—
Gain on sale of a product line	—	1.2
Gain on sale of a European facility	—	1.0
Gain on sale of our BioSepra subsidiary	—	0.4
Net foreign currency exchange losses	(1.1)	(1.5)
Other	—	0.7

Total other income (expense), net	$(0.6)	$4.3

(1)	The net periodic pension income is from an defined benefit plan acquired in the merger with Dexter Corporation in 2000 and is recognized as other non-operating income since the plan provides benefits to participants who are not employees of Invitrogen.

Provision for Income Taxes. The provision for income taxes as a percentage of pre-tax income was 31.2% for 2002 and a negative 6.8% in 2001. The change from 2001 was primarily attributable to the elimination of goodwill amortization due to the adoption of SFAS No. 142. Such amortization was non-deductible for tax purposes. For 2001, a $9.3 million tax provision was provided on a pre-tax loss of $137.3 million. Included in pre-tax income are certain business integration costs and amortization expense of certain purchased intangibles that provide financial reporting tax benefits at rates higher than our effective tax rate for all other pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Operating activities provided net cash of $168.1 million during 2003 primarily from our net income of $60.1 million plus net non cash charges of $107.7 million. Changes in operating assets and liabilities provided a net $0.2 million of cash during the period, driven primarily by a decrease in inventories, which excludes the initial purchase of inventories from business combinations, and higher accounts payable and accrued liabilities for compensation related accruals, interest and legal accruals. These sources of cash were reduced by $13.6 million that was paid to settle a claim with the Veterans Administration that was acquired in connection with our acquisition of Life Technologies in 2000.

As a result of the examination by the IRS concluded in 2003, Invitrogen adjusted deferred tax liabilities from $6.0 million to $27.7 million related to the undistributed earnings on a group of foreign subsidiaries that arose prior to their acquisition by Invitrogen. Such pre-acquisition earnings are not considered to be permanently invested in those operations. The effect of the adjustment was to increase goodwill by $21.7 million. This deferred tax liability is included in long-term deferred income tax liabilities in the Consolidated Balance Sheets at December 31, 2003, and will be payable at the time we choose to distribute these earnings.

As a result of working capital improvement programs currently being developed we expect to utilize more efficiently our working capital in the future resulting in higher inventory turnover and lower days sales outstanding. Our working capital factors, such as inventory turnover and days sales outstanding, are seasonal, and, on an interim basis during the year, may require short-term working capital needs.

Investing Activities. Net cash used in investing activities during 2003, was $508.4 million, and reflects a net $422.8 million paid for our business acquisitions, a net $55.5 million invested in marketable securities with maturities greater than three months and payments for capital expenditures and intangible assets (primarily intellectual properties), which totaled $32.2 million and $0.6 million, respectively. These uses were offset by $2.7 million in cash received from the sale of one of our Huntsville facilities. For 2004, we expect spending for capital equipment and information technology to approximate $35 million.

On August 20, 2003, we completed our acquisition of the common stock of Molecular Probes, Inc., for cash of $307.3 million. We also paid $2.4 million in closing costs, $3.3 million in severance costs and acquired cash totaling $7.3 million.

On March 28, 2003, we completed our acquisition of products and technology rights of PanVera for $94.9 million in cash and the assumption of $6.3 million in debt, which we subsequently paid off in May 2003. As part of the transaction, we have also acquired PanVera’s research and development and manufacturing facility in Madison, Wisconsin. Other cash costs in connection with this transaction include $1.3 million paid to buy out operating leases to acquire equipment and $1.5 million in closing costs.

In 2003, we entered into three small business combinations, one of which included the acquisition of the remaining 60% ownership in a consolidated subsidiary. The purchases totaled $9.8 million in addition to the return of the selling partner’s capital account for the 60% interest described above. Beginning in July 2003 we no longer report a minority interest adjustment in the Consolidated Statements of Income. Pursuant to the purchase agreement for one of these acquisitions, we could be required to make additional contingent cash payments based on certain operating results of the acquired company. Over the next four years, payments aggregating a maximum of $4.0 million and certain other payments based upon percentages of future gross sales of the acquired company could be required. We will account for any such contingent payments as an addition to the purchase price

With the acquisition of the InforMax business in December 2002, we acquired certain leased properties which we are no longer using in our operations. We have included the full value of these lease obligations, net of sublease income, discounted at 8%, in the Consolidated Balance Sheets. As of December 31, 2003, $1.1 million is included in accrued expenses and other current liabilities and $5.5 million is included in long-term obligations, deferred credits and reserves. Our current annual obligation under these leases, before sublease income, is approximately $2.0 million. We are continuing our efforts to sublease these properties or otherwise reduce these lease obligations. During 2003 we paid $3.1 million to terminate some of these lease obligations.

We are offering for sale certain facilities in Huntsville, Alabama which became idle or excess as we have consolidated our operations. At December 31, 2003, we have $1.5 million recorded as assets held for sale for these facilities, which we expect to sell within the next twelve months and have included this amount in prepaid expenses and other current assets in the Consolidated Balance Sheets.

On February 6, 2004, we acquired all of the common stock and outstanding debt of BioReliance Corporation for an estimated total cash purchase price of $433 million, plus the assumption of outstanding debt of approximately $70 million. The purchase price was paid from existing cash and investments.

Effective December 31, 2003, based upon a reevaluation of funding for our acquisition strategies, we changed our intent from holding our marketable securities to maturity, to holding our securities as available-for-sale. The change resulted in a reclassification of $579.3 million from securities classified as held-to-maturity to securities held available-for-sale and the recognition of net unrealized gains of $1.2 million in other comprehensive income in stockholders’ equity.

Financing Activities. Net cash provided by financing activities totaled $364.2 million for 2003, and includes $340.7 million in net proceeds from our issuance of convertible senior notes in August 2003 and $35.3 million in proceeds from stock issued under employee stock plans. This net cash provided was offset by $5.4 million used to pay off remaining accruals as trades settled on our common stock shares that were repurchased at the end of 2002, $4.1 million used to return a selling partner’s capital account and $2.1 million used to pay off our bonds payable to the State Industrial Development Authority of Alabama.

On February 19, 2004, we issued $450 million principal amount of 1½% Convertible Senior Notes, or 1½% Notes, due 2024, to certain qualified institutional buyers. In March 2004, we intend to use a portion of the proceeds from this debt to redeem our 5½% Convertible Subordinated Notes, or 5½% Notes, due 2007, in the aggregate principal amount of $172.5 million at a premium of 102.357%, plus accrued interest. We intend to use the remainder of the net proceeds for potential acquisitions and for general corporate purposes, including potential redemption or repayment of other outstanding debt. After expenses, we expect to receive net proceeds of approximately $440.7 million. Interest on the 1½% Notes is payable semi-annually on February 15th and August 15th. In addition to the coupon interest of 1½%, additional interest of 0.35% of the market value of the notes may be required to be paid beginning February 15, 2012, if the market value of the notes during specified testing periods is 120% or more of the principal value. The 1½% Notes were issued at 100% of principal value, and are convertible into 4.4 million shares of common stock at the option of the holder upon the occurrence of certain events at a price of $102.03 per share. The 1½% Notes may be redeemed, in whole or in part, at our option on or after February 15, 2012, at 100% of the principal amount plus accrued interest. In addition, the holders of the 1½% Notes may require Invitrogen to repurchase all or a portion of the 1½% Notes for 100% of the principal amount, plus accrued interest, on February 15, 2012, 2017 and 2022. Invitrogen has also granted an option to the initial purchasers of the notes to purchase by March 3, 2004, up to an additional $67.5 million aggregate principal amount of notes.

The anticipated redemption in March 2004, of our $172.5 million principal amount of 5½% Notes, due 2007, outstanding at December 31, 2003, at a premium of 102.357% is expected to result in a charge to other income and expense in our Consolidated Statement of Operations of $6.7 million for the call premium and the write-of unamortized deferred debt costs. Interest on the 5½% Notes is currently payable semi-annually on March 1st and September 1st. The 5½% Notes were issued at 100% of principal value and are convertible into 2.0 million shares of common stock at the option of the holder at any time at a price of $85.20 per share. The 5½% Notes may be redeemed, in whole or in part, at our option at any time, and, through February 28, 2005, at an initial premium of 102.357% of the principal amount plus accrued interest. The premium declines annually each March 1st thereafter to 100% of the principal amount of the notes at March 1, 2007.

In August 2003, we issued $350 million principal amount of 2% Convertible Senior Notes, or 2% Notes, due August 1, 2023, to certain qualified institutional buyers. The issuance of this debt was used to finance our acquisition of Molecular Probes in August 2003. After expenses, we received net proceeds of approximately $340.9 million. Interest on the 2% Notes is payable semi-annually on February 1st and August 1st. In addition to the coupon interest of 2%, additional interest of 0.35% of the market value of the notes may be required to be paid beginning August 1, 2010, if the market value of the notes during specified testing periods is 120% or more of the principal value. The 2% Notes were issued at 100% of principal value, and are convertible into 5.1 million shares of common stock at the option of the holder upon the occurrence of certain events at a price of $68.24 per share. The 2% Notes may be redeemed, in whole or in part, at our option on or after August 1, 2010, at 100% of the principal amount plus accrued interest. In addition, the holders of the 2% Notes may require Invitrogen to repurchase all or a portion of the 2% Notes for 100% of the principal amount, plus accrued interest, on August 1, 2010, August 1, 2013, and August 1, 2018.

We have $500 million principal amount of 2¼% Convertible Subordinated Notes, or 2¼% Notes, due 2006, outstanding at December 31, 2003. Interest on the 2¼% Notes is payable semi-annually on June 15th and December 15th. The 2¼% Notes were issued at 100% of principal value, and are convertible into 5.8 million shares of common stock at the option of any holder at any time at a price of $86.10 per share. The 2¼% Notes may be redeemed, in whole or in part, at our option on or after December 20, 2005 at 100% of the principal amount plus accrued interest.

In the event of a change of control of Invitrogen, the holders of the 2% Notes, the 2¼% Notes and the 5½% Notes each have the right to require us to repurchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of the notes plus all accrued and unpaid interest.

Our board of directors has authorized the repurchase of up to $300 million of our common stock over a three-year period ending in 2005. We repurchased 3.3 million shares of common stock at a total cost, in cash and accruals, of $100.0 million during 2002, which has been reported as a reduction in stockholders’ equity as Treasury Stock. During 2003 no shares were repurchased. The timing and price of future repurchases will depend on market conditions and other factors. Funds for any future repurchases are expected to come primarily from cash generated from operations, or funds on hand.

We are continuing to seek additional corporate and technology acquisition opportunities that support our BioDiscovery and BioProduction platforms. While we cannot predict the timing or size of any future acquisitions, or if any will occur at all, a significant amount of our cash and/or stock may be used to acquire companies, assets or technologies. We could also choose to fund any acquisitions, at least partly, with new debt or stock.

As of December 31, 2003, we had cash and cash equivalents of $588.7 million, short-term investments of $403.4 million and long-term investments of $177.1 million. Our working capital totaled $1.2 billion as of December 31, 2003, and includes restricted cash and investments of $6.6 million. Our funds are currently invested in overnight money market accounts, time deposits, corporate notes, municipal notes and bonds, U.S. treasury obligations and government agency notes. As of December 31, 2003, foreign subsidiaries in Australia, Brazil, Japan and New Zealand had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The U.S. dollar equivalent of these facilities totaled $5.9 million, of which none was outstanding at December 31, 2003.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations at December 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
(in thousands)	Total	Less than 1 Year	Years 2-3	Years 4-5	More than 5 Years
Long-term debt(1)	$1,024,362	$862	$500,000	$173,500	$350,000
Capital lease obligations	24,006	1,606	2,883	2,838	16,679
Operating lease obligations	57,659	10,870	16,978	10,621	19,190
Licensing and purchase obligations	32,014	14,804	12,751	3,750	709
Deferred compensation	2,141	415	768	227	731

Total	$1,140,182	$28,557	$533,380	$190,936	$387,309

(1)	In February 2004 we issued $450 million principal amount of Convertible Senior Notes, due 2024. In March 2004, we intend to use a portion of the proceeds from this debt to redeem our Notes due 2007 in the aggregate principal amount of $172.5 million at a premium of 102.357%, plus accrued interest.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition. We derive our revenue from the sale of our products, services and technology. We recognize revenue from product sales upon transfer of title to the product, which generally occurs upon shipment to the customer. We generally ship to our customers FOB shipping point. If our shipping policies, including the point of title transfer, were to change, materially different reported results would be likely. In cases where customers order and pay for products and request that we store a portion of their order for them at our cost, we record any material up-front payments as deferred revenue in accrued expenses and other current liabilities in the Consolidated Balance Sheets and recognize revenue upon shipment of the product to the customer. Deferred revenue totaled $11.7 million at December 31, 2003.

We recognize royalty revenue when the amounts are determinable, which is generally when we receive the cash payment. We are able to recognize minimum required payments on an accrual basis as they are determinable under contract. However, since we are not able to forecast product sales by licensees, royalty payments that are based on product sales by the licensees are not determinable until the licensee has completed their computation of the royalties due and/or remitted their cash payment to us. Should information on licensee product sales become available so as to enable us to recognize royalty revenue on an accrual basis, materially different revenues and results of operations could occur. Royalty revenue totaled $10.7 million, $5.7 million and $5.2 million for 2003, 2002 and 2001, respectively.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base these estimates and assumptions upon historical experience and existing, known circumstances. Actual results could differ from those estimates. Specifically, management must make estimates in the following areas:

➢	Allowance for doubtful accounts. We provide a reserve against our receivables for estimated losses that may result from our customers’ inability to pay. We determine the amount of the reserve by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers’ country or industry, historical losses and our customers’ credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this reserve. To minimize the likelihood of uncollectibility, customers’ credit-worthiness is reviewed periodically based on external credit reporting services and our experience with the account and adjusted accordingly. Should a customer’s account become past due, we generally place a hold on the account and discontinue further shipments to that customer, minimizing further risk of loss. Additionally, our policy is to fully reserve for all accounts with aged balances greater than one year. The likelihood of a material loss on an uncollectible account would be mainly dependent on deterioration in the financial condition of that customer or in the overall economic conditions in a particular country or environment. Reserves are fully provided for all expected or probable losses of this nature. Gross trade accounts receivables totaled $121.2 million and the allowance for doubtful accounts was $4.1 million at December 31, 2003.

➢	Inventory adjustments. Inventories are stated at lower of cost or market. We review the components of our inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. Stock levels in excess of one year’s expectation of usage or sales are fully reserved. The likelihood of any material inventory write-down is dependent on customer demand, competitive conditions or new product introductions by us or our customers that vary from our current expectations. Gross inventories were stated at $153.4 million at December 31, 2003, and include $17.6 million in purchase accounting adjustments to write up acquired inventory to fair value. Reserves for excess, obsolete and impaired inventory were $26.7 million at December 31, 2003.

➢	Valuation of goodwill. We are required to perform an annual review for impairment of goodwill in accordance with Statement of Financial Accounting Standards No. 142, or SFAS No. 142, “Goodwill and Other Intangible Assets”. Goodwill is considered to be impaired if we determine that the carrying value of the reporting unit exceeds its fair value. In addition to the annual review, an interim review is required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include:

➢	a significant adverse change in legal factors or in the business climate;

➢	a significant decline in our stock price or the stock price of comparable companies;

➢	a significant decline in our projected revenue or earnings growth or cash flows;

➢	an adverse action or assessment by a regulator;

➢	unanticipated competition;

➢	a loss of key personnel;

➢	a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of;

➢	the testing for recoverability under Statement 144 of a significant asset group within a reporting unit; and

➢	recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

Assessing the impairment of goodwill requires us to make assumptions and judgments regarding the fair value of the net assets of our reporting units. Additionally, since our reporting units share the majority of our assets, we must make assumptions and estimates in allocating the carrying value as well as the fair value of net assets to each reporting unit.

We completed our recent annual evaluation for impairment of goodwill as of October 1, 2003, and determined that no impairment existed at that date. Our evaluation included management estimates of cash flow projections based on an internal strategic review from July 2003. Key assumptions from this strategic review included revenue growth, with higher net income growth. This growth was based on increased sales of new products as we expect to increase our investment in research and development, the full-year effect and growth from business acquisitions already consummated, and lower selling, general and administrative expenses as a percentage of revenue. Additional value creators assumed included increased efficiencies in working capital as well as increased efficiencies from capital spending. The resulting cash flows were discounted using a weighted average cost of capital of 12%. Operating mechanisms to ensure that these growth and efficiency assumptions will ultimately be realized were also proposed as part of the internal strategic review and considered in our evaluation. Our market capitalization at October 1, 2003, was also compared to the discounted cash flow analysis.

We cannot assure you that when we complete our future annual or other periodic reviews for impairment of goodwill that a material impairment charge will not be recorded. Goodwill totaled $983.4 million at December 31, 2003.

➢	Valuation of intangible and other long-lived assets. We periodically assess the impairment of intangible and other long-lived assets which require us to make assumptions and judgments regarding the carrying value of these assets. The assets are considered to be impaired if we determine that the carrying value may not be recoverable based upon our assessment of the following events or changes in circumstances:

➢	the asset’s ability to continue to generate income from operations and positive cash flow in future periods;

➢	loss of legal ownership or title to the asset;

➢	significant changes in our strategic business objectives and utilization of the asset(s); and

➢	the impact of significant negative industry or economic trends.

If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. In addition, we base the useful lives and related amortization or depreciation expense on our estimate of the period that the assets will generate revenues or otherwise be used by us. We also periodically review the lives assigned to our intangible assets to ensure that our initial estimates do not exceed any revised estimated periods from which we expect to realize cash flows from the technologies. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase.

At December 31, 2003, the net book value of identifiable intangible assets that are subject to amortization totaled $457.2 million, the net book value of unamortized identifiable intangible assets with indefinite lives totaled $7.5 million and the net book value of property, plant and equipment totaled $186.2 million.

➢	Accrued merger and restructuring related costs. To the extent that exact amounts are not determinable, we have estimated amounts for direct costs of our acquisitions, merger-related expenses and liabilities related to our business combinations and restructurings in accordance with Financial Accounting Standards Board Statement No. 146, or SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” and Emerging Issues Task Force, or EITF, Issue 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Our accrued merger and restructuring related costs were $0.8 million at December 31, 2003, the majority of which we expect to pay during the first three months of 2004. Materially different reported results would be likely if any of the estimated costs or expenses were different from our estimations or if the approach, timing and extent of the restructuring plans adopted by management were different.

➢	Litigation reserves. Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in the Consolidated Balance Sheets. The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the favorable or unfavorable outcome of the particular litigation. Both the amount and range of loss on the remaining pending litigation is uncertain. As such, we are unable to make a reasonable estimate of the liability that could result from unfavorable outcomes in litigation. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

➢	Insurance, environmental and divestiture reserves. We maintain self-insurance reserves to cover potential property, casualty and workers’ compensation exposures from certain former business operations of Dexter, which was acquired in 2000. These reserves are based on actuarially determined loss probabilities and take into account loss history as well as actuarial projections based on industry statistics. We also maintain environmental reserves to cover estimated costs for certain environmental exposures assumed in the merger with Dexter. The environmental reserves, which are not discounted, are determined by management based upon currently available information. Divestiture reserves are maintained for known claims and warranties assumed in the merger with Dexter. The warranty reserves are based on management estimates that consider historical claims. As actual losses and claims become known to us, we may need to make a material change in our estimated reserves which could also materially impact our results of operations. Our insurance, environmental and divestiture reserves totaled $10.3 million at December 31, 2003.

➢	Benefit and pension plans. We sponsor and manage several retirement and health plans for employees and former employees. Accounting and reporting for the pension plans requires the use of assumptions for discount rates, expected returns on plan assets and rates of compensation increase that are used by our actuaries to determine our liabilities and annual expenses for these plans in addition to the value of the plan assets included in our Consolidated Balance Sheets. Our actuaries also rely on assumptions, such as mortality rates, in preparing their estimates for us. The likelihood of materially different valuations for assets, liabilities or expenses, would depend on interest rates, investment returns or actuarial assumptions that are different from our current expectations. See discussion under “Recent Accounting Pronouncements” below.

➢	Income taxes. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of intercompany arrangements to share revenue and costs. In such arrangements there are uncertainties about the amount and manner of such sharing, which could ultimately result in changes once the arrangements are reviewed by taxing authorities. Although we believe that our approach to determining the amount of such arrangements is reasonable, no assurance can be given that the final resolution of these matters will not be materially different than that which is reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provisions or benefits in the period in which such determination is made

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

➢	Segment Information. We provide segment financial information and results for our BioDiscovery and BioProduction segments based on the segregation of revenues and expenses used for management’s assessment of operating performance and operating decisions. Expenses shared by the segments require the use of judgments and estimates in determining the allocation of expenses to the two segments. Different assumptions or allocation methods could result in materially different results by segment. Also, we do not currently segregate assets by segment as a significant portion of our total assets are shared or non-segment assets which we do not assign to our two operating segments. We have determined that it is not useful to assign our assets to our BioDiscovery and BioProduction segments. We also do not report product line information as it would be impracticable to do so.

➢	Pro forma Stock Based Compensation. We provide pro forma net income (loss) and earnings (loss) per share amounts in accordance with the disclosure only provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” The stock based compensation expense used in these pro forma amounts is based on the fair value of the option at the grant date which uses the present value pricing method described in SFAS No. 123. This method requires us to use several assumptions to estimate the fair value, including the expected life of the option and the expected stock price volatility over the term of the expected life. Should any of these assumptions change or differ from the actual life or actual stock price volatility, our pro forma results could differ substantially.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” an amendment of SFAS No. 87, 88 and 106, and a revision of SFAS No. 132. The statement is effective for fiscal years and interim periods ending after December 15, 2003. This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, 88 and 106. The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The required information has been provided separately for Invitrogen’s pension plans and for other postretirement benefit plans (see note 10). The adoption of this Statement did not have an impact on Invitrogen’s consolidated financial statements.

In December 2003, the FASB issued FASB Staff Position No. FAS 106-1 (FSP 106-1), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The guidance is effective for initial interim or annual fiscal periods ending after December 7, 2003. FSP 106-1 permits employers that sponsor postretirement benefit plans (plan sponsors) that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the Act). Without FSP 106-1, plan sponsors would be required under SFAS No. 106 to account for the effects of the Act in the fiscal period that includes December 8, 2003, the date the President signed the Act into law. Invitrogen has elected to defer accounting for the effects of the Act. As a result of this, measurement of the accumulated plan benefit obligation and net periodic postretirement benefit cost in note 10 does not reflect the effects of the Act on Invitrogen’s postretirement benefit plan. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require Invitrogen to change previously reported information on the disclosure of its Dexter Postretirement Health and Benefit Program in the Notes to Consolidated Financial Statements.

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

Changes in foreign currency exchange rates can affect our reported results of operations, which are reported in U.S. dollars. Based on the foreign currency rate in effect at the time of the translation of our non-U.S. results of operations into U.S. dollars, reported results could be different from prior periods even if the same amount and mix of our products were sold at the same local prices during the two periods. This will affect our reported results of operations, and also makes the comparison of our business performance in two periods more difficult. For example, our revenues for the year ended December 31, 2003, were $777.7 million using applicable foreign currency exchange rates for that period. However, applying the foreign currency exchange rates in effect during the year ended December 31, 2002 to our non-U.S. revenues for 2003 would result in $40.6 million less revenue for that period. These changes in currency exchange rates have affected, and will continue to affect, our reported results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities. To assist investors with the comparisons of our underlying business between currently reported periods, we have provided our revenue and growth rate results on a foreign currency comparable basis.

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

Foreign Currency Transactions. We have operations in Europe, Asia-Pacific and the Americas. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. Many of our reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in exchange rates because they may become worth more or less than they were worth at the time we entered into the transaction due to changes in exchange rates. Both realized and unrealized gains or losses on the value of these receivables and payables are included in the determination of net income. Realized and unrealized gains or losses on the value of financial contracts entered into to hedge the exchange rate exposure of these receivables and payables are also included in the determination of net income. Net currency exchange gains (losses) recognized on business transactions, net of hedging transactions, were $0.1 million, ($1.1) million and ($1.5) million for the years ended December 31, 2003, 2002 and 2001, respectively, and are included in other income and expense in the Consolidated Statements of Operations.

Our currency exposures vary, but are primarily concentrated in the euro, British pound sterling and Japanese yen. Historically, we have used foreign currency forward contracts to mitigate foreign currency risk on foreign currency receivables and payables. At December 31, 2003, we had $43.8 million in foreign currency forward contracts outstanding to hedge currency risk on specific receivables and payables. These contracts, which all settled on various dates through January 2004, effectively fix the exchange rate at which these specific receivables and payables will be settled in, so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying receivables and payables. In January 2004 we expanded our foreign currency hedging program to include hedging of forecasted foreign currency cash flows and executed forward contracts having a gross U.S. dollar value at the time of execution of $198.5 million. The contracts mature on various dates through 2004. The contracts’ increase or decrease in value prior to their maturity will be accounted for as cash flow hedges and recorded in other comprehensive income in the Consolidated Balance Sheets. To the extent any portion of the forward contracts is determined to not be an effective hedge, the increase or decrease in value prior to the maturity will be recorded in other income and expense in the Consolidated Statement of Operations.

Commodity Prices. Our exposure to commodity price changes relates to certain manufacturing operations that utilize certain commodities as raw materials. We manage our exposure to changes in those prices primarily through our procurement and sales practices.

Interest Rates. Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The fair value of our cash equivalents and marketable securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. We do not utilize financial contracts to manage our exposure to changes in interest rates. At December 31, 2003, we had $1.2 billion in cash, cash equivalents and marketable securities, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of $720.2 million of our cash, cash equivalents and short-term investments at December 31, 2003, as these consisted of securities with maturities of less than three months. A 100 basis point increase or decrease in interest rates would, however, decrease or increase, respectively, the remaining $446.9 million of our investments by approximately $5.1 million. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our statement of operations until the investment is sold or if the reduction in fair value was determined to be a permanent impairment.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

See discussion under Market Risk in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8. Financial Statements and Supplementary Data

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Shareholders and the

Board of Directors of Invitrogen Corporation

We have audited the accompanying consolidated balance sheets of Invitrogen Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(d). These consolidated financial statements and the financial statement schedule are the responsibility of Invitrogen Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit. The consolidated financial statements and financial statement schedule of Invitrogen Corporation for the fiscal year ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those statements in their report dated February 8, 2002.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Invitrogen Corporation as of December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2003 and 2002, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, Invitrogen Corporation changed its method of accounting for purchased goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“Statement”) No. 142 during the first quarter of fiscal 2002.

As discussed above, the financial statements of Invitrogen Corporation (“the Company”) as of December 31, 2001, and for the year then ended were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been updated to include the transitional disclosures required by Statement No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 1 for fiscal 2001 included (i) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill that are no longer being amortized to the Company’s underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related net income-per-share amounts. Our audit procedures with respect to the disclosures in Note 1 for fiscal 2001 included (i) agreeing the goodwill and amortization amounts and the gross intangible assets and accumulated amortization amounts to the Company’s underlying records obtained from management, and (ii) testing the mathematical accuracy of the tables. In our opinion, the disclosures for fiscal 2001 in Note 1 related to the transitional disclosures of Statement 142 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the Company’s financial statements for fiscal 2001 other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the Company’s fiscal 2001 financial statements taken as a whole.

/s/ ERNST & YOUNG LLP

San Diego, California

February 5, 2004,

Except for Note 14, as to which the date is

February 19, 2004

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Invitrogen Corporation’s filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See Exhibit 23.2 for further discussion. The consolidated balance sheets as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2000 and 1999, referred to in this report have not been included in the accompanying financial statements.

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

/s/ ARTHUR ANDERSEN LLP

San Diego, California

February 8, 2002

INVITROGEN CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$588,678	$537,817
Short-term investments	403,427	184,188
Restricted cash and investments	6,632	9,370
Trade accounts receivable, net of allowance for doubtful accounts of $4,129 and $4,431, respectively	117,095	95,104
Inventories	126,707	85,531
Deferred income tax assets	19,310	28,679
Prepaid expenses and other current assets	25,495	27,762

Total current assets	1,287,344	968,451
Long-term investments	177,070	338,488
Property and equipment, net	186,231	136,151
Goodwill	983,407	768,459
Intangible assets, net	464,659	344,180
Deferred income tax assets	904	566
Other assets	66,074	58,671

Total assets	$3,165,689	$2,614,966

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$1,784	$2,456
Accounts payable	55,745	32,288
Accrued expenses and other current liabilities	65,406	75,733
Income taxes	2,758	30,478

Total current liabilities	125,693	140,955
Long-term obligations, deferred credits and reserves	32,069	24,664
Pension liabilities	17,249	21,997
Deferred income tax liabilities	161,331	108,737
Convertible debt	1,022,500	672,500

Total liabilities	1,358,842	968,853

Minority interest	—	3,503

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.01 par value, 6,405,884 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value, 125,000,000 shares authorized; 54,595,766 and 53,268,496 shares issued, respectively	546	533
Additional paid-in-capital	1,942,756	1,871,795
Deferred compensation	(11,265)	—
Accumulated other comprehensive income	56,158	14,906
Accumulated deficit	(84,494)	(144,624)
Less cost of treasury stock; 3,201,451 shares and 3,296,009 shares, respectively	(96,854)	(100,000)

Total stockholders’ equity	1,806,847	1,642,610

Total liabilities and stockholders’ equity	$3,165,689	$2,614,966

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2003	2002	2001
Revenues	$777,738	$648,597	$629,290
Cost of revenues	308,389	269,898	285,702

Gross margin	469,349	378,699	343,588

Operating expenses:
Sales and marketing	154,522	124,859	112,845
General and administrative	88,708	71,105	65,659
Research and development	54,593	33,698	38,145
Goodwill amortization	—	—	175,699
Other purchased intangibles amortization	79,373	64,302	90,527
Purchased in-process research and development	1,410	—	—
Business integration costs	1,318	16,207	11,321

Total operating expenses	379,924	310,171	494,196

Income (loss) from operations	89,425	68,528	(150,608)

Other income (expense):
Interest income	24,026	27,391	20,316
Interest expense	(28,561)	(24,097)	(11,295)
Other income (expense), net	178	(646)	4,306

Total other income and expense, net	(4,357)	2,648	13,327

Income (loss) before provision for income taxes and minority interest	85,068	71,176	(137,281)
Income tax provision	(24,329)	(22,207)	(9,338)
Minority interest	(609)	(1,302)	(1,047)

Net income (loss)	$60,130	$47,667	$(147,666)

Earnings (loss) per common share:
Basic	$1.19	$0.91	$(2.81)

Diluted	$1.17	$0.90	$(2.81)

Weighted average shares used in per share calculations:
Basic	50,346	52,643	52,549
Diluted	51,353	52,963	52,549

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in- Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock		Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount					Shares	Amount
Balance at December 31, 2000	51,914	$519	$1,818,123	$(4,209)	$8,589	$(44,625)	—	$—	$1,778,397
Common stock issued for business combinations	35	—	2,825	—	—	—	—	—	2,825
Deferred Compensation	—	—	(1,801)	1,801	—	—	—	—	—
Amortization of deferred compensation expense	—	—	—	2,203	—	—	—	—	2,203
Common stock issued under employee stock plans	1,051	11	30,276	—	—	—	—	—	30,287
Tax benefit on employee stock plans	—	—	20,684	—	—	—	—	—	20,684
Realized gain on investment	—	—	—	—	(21)	—	—	—	(21)	$(21)
Minimum pension liability adjustment	—	—	—	—	(5,270)	—	—	—	(5,270)	(5,270)
Foreign currency translation adjustment	—	—	—	—	(10,361)	—	—	—	(10,361)	(10,361)
Net loss	—	—	—	—	—	(147,666)	—	—	(147,666)	(147,666)

Balance at December 31, 2001	53,000	530	1,870,107	(205)	(7,063)	(192,291)	—	—	1,671,078	$(163,318)
Deferred Compensation	—	—	(20)	20	—	—	—	—	—
Amortization of deferred compensation expense	—	—	—	185	—	—	—	—	185
Common stock issued under employee stock plans	268	3	5,019	—	—	—	—	—	5,022
Tax benefit on employee stock plans	—	—	1,162	—	—	—	—	—	1,162
Adjust prior year tax benefit on employee stock plans	—	—	(4,473)	—	—	—	—	—	(4,473)
Purchase of treasury shares	—	—	—	—	—	—	(3,296)	(100,000)	(100,000)
Minimum pension liability adjustment	—	—	—	—	(5,031)	—	—	—	(5,031)	$(5,031)
Foreign currency translation adjustment	—	—	—	—	27,000	—	—	—	27,000	27,000
Net income	—	—	—	—	—	47,667	—	—	47,667	47,667

Balance at December 31, 2002	53,268	533	1,871,795	—	14,906	(144,624)	(3,296)	(100,000)	1,642,610	$69,636

Fair value of options assumed for purchase business combination, less intrinsic value of unvested options to be amortized	—	—	19,521	(5,186)	—	—	—	—	14,335
Deferred Compensation	—	—	(72)	72	—	—	—	—	—
Amortization of deferred compensation expense	—	—	—	1,498	—	—	—	—	1,498
Common stock issued under employee stock plans	1,328	13	39,005	(3,329)	—	—	(5)	(355)	35,334
Issuance of restricted stock	—	—	819	(4,320)	—	—	100	3,501	—
Tax benefit on employee stock plans	—	—	11,688	—	—	—	—	—	11,688
Minimum pension liability adjustment	—	—	—	—	1,001	—	—	—	1,001	$1,001
Unrealized gain on investment, net of taxes of $481	—	—	—	—	747	—	—	—	747	747
Foreign currency translation adjustment, net of deferred taxes of $6,492 provided on undistributed subsidiary earnings	—	—	—	—	39,504	—	—	—	39,504	39,504
Net income	—	—	—	—	—	60,130	—	—	60,130	60,130

Balance at December 31, 2003	54,596	$546	$1,942,756	$(11,265)	$56,158	$(84,494)	(3,201)	$(96,854)	$1,806,847	$101,382

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$60,130	$47,667	$(147,666)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of effects of businesses acquired and divested:
Depreciation	28,287	20,178	18,793
Amortization of goodwill	—	—	175,699
Amortization of intangible assets	82,330	67,489	92,460
Amortization of premiums on investments, net of accretion of discounts	11,697	5,725	5,967
Amortization of deferred compensation	1,498	185	2,203
Amortization of deferred debt issue costs	3,475	3,200	777
Deferred income taxes	(26,049)	(15,831)	(25,951)
Non-cash business integration costs	2,335	9,242	781
Other non-cash adjustments	4,172	4,603	(146)
Changes in operating assets and liabilities:
Restricted cash	—	8,145	—
Trade accounts receivable	(4,652)	2,362	(5,809)
Inventories	7,270	(1,270)	4,288
Prepaid expenses and other current assets	(5,599)	1,642	5,512
Other assets	1,732	(1,803)	4,292
Accounts payable	16,481	788	(161)
Accrued expenses and other current liabilities	(2,282)	(18,241)	(39,159)
Settlement of claim assumed from business acquired	(13,625)	—	—
Income taxes	855	(4,796)	37,164

Net cash provided by operating activities	168,055	129,285	129,044

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of held-to-maturity securities	(429,866)	(704,311)	(199,841)
Maturities of held-to-maturity securities	374,344	367,911	883
Proceeds from sales of held-to-maturity securities	—	968	—
Net proceeds from sale of business	—	1,160	11,616
Net cash (paid for) acquired from business combinations	(422,784)	(6,441)	2,978
Payment received on notes receivable	—	805	—
Purchases of property and equipment	(32,173)	(51,515)	(44,172)
Proceeds from sale of property, plant and equipment	2,716	1,181	55,810
Payments for intangible assets	(608)	(2,400)	(5,936)

Net cash used in investing activities	(508,371)	(392,642)	(178,662)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net principal proceeds from (payments on) lines of credit	—	(2,755)	1,695
Proceeds from long-term obligations	340,673	—	487,091
Principal payments on long-term obligations	(2,355)	(525)	(1,061)
Repayment of minority interest capital	(4,127)	—	—
Proceeds from sale of common stock	35,334	5,022	30,287
Purchase of treasury stock	(5,354)	(94,646)	—

Net cash provided by (used in) financing activities	364,171	(92,904)	518,012
Effect of exchange rate changes on cash	27,006	15,864	(9,079)

Net increase (decrease) in cash and cash equivalents	50,861	(340,397)	459,315
Cash and cash equivalents, beginning of period	537,817	878,214	418,899

Cash and cash equivalents, end of period	$588,678	$537,817	$878,214

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2003, 2002 AND 2001

1. BUSINESS ACTIVITY, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND SIGNIFICANT ACCOUNTS

Business Activity

Invitrogen’s products are principally life science research tools in reagent and kit form, biochemicals, sera, media, software, and other products and services that Invitrogen sells to corporate, academic and government entities worldwide. Invitrogen’s business is focused on two principal segments, a BioDiscovery segment and a BioProduction segment (formerly named Molecular Biology and Cell Culture, respectively).

Principles of Consolidation

The consolidated financial statements include the accounts of Invitrogen Corporation and its majority owned or controlled subsidiaries collectively referred to as Invitrogen. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Concentrations of Risks

Approximately $225.2 million, $196.8 million and $187.4 million, or 29%, 31% and 30% of Invitrogen’s product revenues during the years ended December 31, 2003, 2002 and 2001, respectively, were derived from university and research institutions which management believes are, to some degree, directly or indirectly supported by the U.S. Government. If there were to be a significant change in current research funding, particularly with respect to the U.S. National Institutes of Health, it could have a material adverse impact on Invitrogen’s future results of operations. In 2003, we changed our designation of certain customers from who we believed had no impact from the U.S. Government, to being classified as indirectly supported or impacted by the U.S. Government. As a result, we have changed our classification of revenues by customer type and have changed the revenues and percentage of revenues disclosed above for 2002 and 2001 to conform to our 2003 classification.

Segment Information

Invitrogen operates in two lines of business, a BioDiscovery segment and a BioProduction segment (formerly named Molecular Biology and Cell Culture, respectively). Invitrogen does not currently segregate assets by segment as a significant portion of Invitrogen’s total assets are shared or non-segment assets which Invitrogen does not assign to its two operating segments. Invitrogen has determined that it is not useful to assign its shared assets to its BioDiscovery and BioProduction segments. Invitrogen does not report product line information as it would be impracticable to do so.

Revenue Recognition

Revenues from product sales are recognized upon transfer of title to the product, which generally occurs upon shipment to the customer. Invitrogen generally ships to its customers FOB shipping point. In cases where customers order and pay for large batches of cell culture products and request that Invitrogen stores a portion of the batches for them, Invitrogen records any material up-front payments as deferred revenue in accrued expenses and other current liabilities in the Consolidated Balance Sheets and recognize revenue upon shipment of the product to the customer. Deferred product revenues at December 31, 2003 and 2002 totaled $10.8 million and $9.4 million, respectively. Grant revenue is recorded when earned, as defined within the specific agreements, and is not refundable. Royalty revenue is recognized when determinable, generally upon the receipt of the cash payment, and is not refundable.

Grant and royalty revenues were $10.7 million, $5.2 million and $5.2 million in 2003, 2002 and 2001, respectively. Cost of grant revenue is included in research and development.

Software license revenues are recognized on the basis of Statement of Position No. 97-02, “Software Revenue Recognition”, as amended and interpreted. Software sales consist of software license fees and maintenance fees. Software license fees are recognized as revenue when shipped, under the residual method. Invitrogen customarily includes the maintenance renewal rate in the license arrangements. Maintenance fees are recognized as deferred revenue when the software is shipped, and amortized on a straight-line basis over the maintenance period, typically one year. Software related revenues totaled $11.7 million, $1.6 million and $0 for the years ended December 31, 2003, 2002 and 2001, respectively. Total deferred software related revenues at December 31, 2003 and 2002 totaled $0.9 million and $2.1 million, respectively.

Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash equivalents, foreign cash accounts, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities are reasonable estimates of their fair value because of the short maturity of these items. The fair values of the convertible notes at December 31 are as follows:

(in thousands)	2003	2002
2% Convertible Senior Notes due 2023	438,813	—
2¼% Convertible Subordinated Notes due 2006	$526,250	$423,750
5½% Convertible Subordinated Notes due 2007	177,675	160,425

Cash and Cash Equivalents and Marketable Securities

Invitrogen invests its excess cash in marketable securities, principally corporate notes and government securities. Invitrogen has established guidelines that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

Invitrogen considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. Cash equivalents at December 31, 2003 consisted primarily of overnight money market accounts, time deposits, commercial paper, demand notes and municipal notes and bonds.

Effective December 31, 2003, based upon a reevaluation of funding for Invitrogen’s acquisition strategy, Invitrogen changed its intent from holding its marketable securities to maturity, to holding its securities as available-for-sale. The change resulted in a reclassification of its securities classified as held-to-maturity to securities held available-for-sale and the recognition of net unrealized gains of $1.2 million in other comprehensive income in shareholders’ equity.

At December 31, 2003, all marketable debt and equity securities have been categorized as available-for-sale and are stated at fair value, with unrealized gains and losses, net of deferred income taxes, reported in other comprehensive income in shareholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization and accretion, interest income and realized gains and losses are included in interest income in the Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method. Maturities and gross unrealized gains (losses) at December 31, 2003 are as follows:

	Maturity in Years	Amortized Cost	Unrealized
(in thousands)			Gains	Losses	Fair Value
Corporate notes	1 or less	$247,610	$587	$(193)	$248,004
U.S. Treasury and Agency obligations	1 or less	154,994	435	(6)	155,423

Total short-term investments		402,604	1,022	(199)	403,427

Corporate notes	1 to 2	50,030	98	(29)	50,099
U.S. Treasury and Agency obligations	1 to 2	120,145	350	(6)	120,489
Municipal notes	1 to 2	3,052	—	(20)	3,032
Equity securities	—	3,450	—	—	3,450

Total long-term investments		176,677	448	(55)	177,070

		$579,281	$1,470	$(254)	$580,497

Investments considered to be temporarily impaired at December 31, 2003 are as follows:

		Less than 12 months of temporary impairment
(in thousands)	Number of investments	Fair Value	Unrealized Losses
Corporate notes	27	$61,473	$(222)
U.S. Treasury and Agency obligations	6	19,509	(12)
Municipal notes	2	3,013	(20)

Total temporarily impaired securities	35	$83,995	$(254)

The temporarily impaired securities in Invitrogen’s portfolio were purchased mainly between June and October 2003. Since the original purchases there has been a rise in interest rates which reduced the fair market value of these fixed income securities.

At December 31, 2002, Invitrogen’s short-term and long-term investments were classified as held-to-maturity. These securities are stated at amortized cost. Maturities and gross unrealized gains (losses) at December 31, 2002 are as follows:

	Maturity in Years	Amortized Cost	Unrealized		Estimated Fair Value
(in thousands)			Gains	Losses
Municipal notes and bonds	1 or less	$13,755	$16	$—	$13,771
U.S. Treasury and Agency obligations	1 or less	20,011	395	—	20,406
Corporate notes	1 or less	150,422	1,325	(2)	151,745

Total short-term investments		184,188	1,736	(2)	185,922

U.S. Treasury and Agency obligations	1 to 2	131,669	450	(7)	132,112
U.S. Treasury and Agency obligations	Over 2	445	51	—	496
Corporate notes	1 to 2	206,374	2,239	(61)	208,552

Total long-term investments		338,488	2,740	(68)	341,160

		$522,676	$4,476	$(70)	$527,082

Restricted Cash and Related Liabilities

Restricted cash includes $6.6 million and $7.7 million at December 31, 2003 and 2002, respectively, held in a Rabbi Trust (the Trust). The Trust, which was assumed by Invitrogen upon the closing of a merger with Dexter Corporation in 2000, funds supplemental benefits for certain Dexter employees, most of whom are not employees of the Company. The funds are invested primarily in money market funds. The Trust is irrevocable and will remain in place for the term of benefits payable, which in the case of certain supplemental retirement benefits is until the death of the participants or their designated beneficiaries. At December 31, 2003, there is a total of $7.4 million included in accrued expenses and other current liabilities and non-current pension liabilities that are funded under the Trust. No further contributions are required to be made to the Trust.

Accounts Receivable

Invitrogen provides reserves against trade receivables for estimated losses that may result from customers’ inability to pay. The amount of the reserve is determined by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers’ country or industry, historical losses and customer credit-worthiness. Additionally, all accounts with aged balances greater than one year are fully reserved for. Amounts later determined and specifically identified to be uncollectible are charged or written off against the reserve.

Inventories

Inventories are stated at lower of cost (first-in, first-out method) or market. Invitrogen reviews the components of its inventory on a regular basis for excess, obsolete and impaired inventory and makes appropriate dispositions as obsolete inventory is identified. Reserves for excess, obsolete and impaired inventory were $26.7 million and $13.6 million at December 31, 2003 and 2002, respectively.

Inventories include material, labor and overhead costs in addition to purchase accounting adjustments to write-up acquired inventory to estimated selling prices less costs to complete, costs of disposal and a reasonable profit allowance. Inventories consist of the following at December 31:

(in thousands)	2003	2002
Raw materials and components	$15,800	$15,291

Work in process (materials, labor and overhead)	11,920	7,830
Adjustment to write up acquired work in process inventory to fair value	16,442	—

Total work in process	28,362	7,830

Finished goods (materials, labor and overhead)	81,340	62,410
Adjustment to write up acquired finished goods inventory to fair value	1,205	—

Total finished goods	82,545	62,410

	$126,707	$85,531

Property and Equipment

Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets principally using the straight-line method. Amortization of leasehold improvements is computed on the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Maintenance and repairs are charged to operations as incurred. When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

Property and equipment consist of the following at December 31:

(in thousands)	Estimated Useful Life (in years)	2003	2002
Land	—	$13,261	$8,549
Building and improvements	1-50	124,771	78,095
Machinery and equipment	3-10	115,960	86,292
Construction in process	—	10,020	7,193

		264,012	180,129
Accumulated depreciation and amortization		(77,781)	(43,978)

		$186,231	$136,151

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

SFAS No. 142 requires periodic evaluations for impairment of goodwill balances. Invitrogen performs its goodwill impairment tests annually during the fourth quarter of its fiscal year and more frequently if an event or circumstance indicates that an impairment has occurred. Invitrogen completed its annual evaluation for impairment of goodwill as of October 1, 2003, and determined that no impairment of goodwill existed as of that date. A significant decline in our projected revenue or earnings growth or cash flows; a significant decline in our stock price or the stock price of comparable companies; and unanticipated competition or loss of key personnel are among the many factors that could result in an impairment charge that could have a material negative impact on our operating results.

Acquired Intangible Assets

Acquired intangible assets consist of the following:

		December 31, 2003		December 31, 2002
(in thousands)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Purchased technology	7 years	$604,677	$(198,178)	$410,498	$(127,941)
Purchased tradenames and trademarks	5 years	42,200	(23,871)	36,147	(16,288)
Purchased customer base	13 years	34,400	(8,710)	34,400	(6,064)
Other intellectual properties	8 years	5,724	(3,003)	7,043	(2,514)
Genome libraries	3 years	1,581	(1,504)	2,072	(1,566)
Non-compete agreements	3 years	4,727	(835)	946	(4)

		$693,309	$(236,101)	$491,106	$(154,377)

Intangible assets not subject to amortization:
Purchased tradenames and trademarks		$7,451		$7,451

Aggregate amortization expense for intangible assets, excluding goodwill amortization for 2001, for the years ended December 31, 2003, 2002 and 2001 was $82.3 million, $67.5 million and $92.5 million, respectively. In conjunction with the Molecular Probes acquisition, $1.4 million of the purchase price was allocated to in-process research and development costs and expensed in the Consolidated Statements of Operations for the year ended December 31, 2003.

The estimated aggregate amortization expense for amortized intangible assets owned as of December 31, 2003 for each of the five succeeding fiscal years is as follows:

(in thousands)
Years Ending December 31, 2004	$95,952
2005	$93,745
2006	$83,794
2007	$68,482
2008	$27,221

Goodwill

The changes in the net carrying amount of goodwill for years ended December 31, 2002 and 2003, are as follows:

	BioDiscovery	BioProduction
(in thousands)	Segment	Segment	Total
Balance at December 31, 2001	$592,313	$147,907	$740,220
Adoption of SFAS No. 142—Reclassify assembled workforce intangible, net of deferred tax liability of $13.2 million, to goodwill	16,166	4,041	20,207
Purchase adjustments for income tax effects after allocation period	(177)	(44)	(221)
Reduction of excess accruals as of the acquisition date, net of deferred tax liabilities of $680	(927)	(255)	(1,182)
Reduction of excess trade accounts receivable reserves as of the acquisition date, net of deferred tax liabilities of $429	(431)	(108)	(539)
Goodwill acquired during the year	9,338	633	9,971
Foreign currency translation	—	3	3

Balance at December 31, 2002	$616,282	$152,177	$768,459

	BioDiscovery Segment	BioProduction Segment	Total
(in thousands)
Balance at December 31, 2002	$616,282	$152,177	$768,459
Goodwill reclassified to purchased technology upon completion of intangible asset valuation, net of deferred tax liability of $2.0 million	(4,047)	—	(4,047)
Purchase adjustments for income tax effects after allocation period	(957)	(743)	(1,700)
Purchase adjustments to lease liabilities, net of deferred tax liability of $2.1 million	(1,525)	—	(1,525)
Purchase adjustments to inventory reserves	—	79	79
Net increase (reduction) in accruals during one year allocation period	119	(21)	98
Reduction of excess accounts receivable reserves as of acquisition date	(391)	—	(391)
Goodwill acquired during the year	222,201	—	222,201
Foreign currency translation	—	233	233

Balance at December 31, 2003	$831,682	$151,725	$983,407

The reconciliation of net income and net income per share, excluding the amortization of goodwill and intangible assets no longer amortized from that previously reported prior to the adoption of SFAS No. 142 for the year ended December 31, 2001 is as follows:

(in thousands, except per share data)	2001
Reported net income (loss)	$(147,666)
Add back: goodwill amortization	175,699
Add back: assembled workforce amortization, net of amortization of deferred tax liability	2,913
Add back: amortization of intangible assets no longer amortized, net of amortization of deferred tax liability	584

Adjusted net income	$31,530

Weighted average shares used in this per share calculation:
Basic	52,549
Diluted(1)	53,747
Basic earnings (loss) per share:
Reported net loss per share	$(2.81)
Add back: goodwill amortization	3.34
Add back: assembled workforce amortization, net of amortization of deferred tax liability	0.06
Add back: amortization of intangible assets no longer amortized, net of amortization of deferred tax liability	0.01

Adjusted net income per share	$0.60

(in thousands, except per share data)	2001
Diluted earnings (loss) per share:
Reported net loss per share	$(2.81)
Add back: anti-dilutive effect of dilutive securities on net loss	0.07
Add back: goodwill amortization	3.27
Add back: assembled workforce amortization, net of amortization of deferred tax liability	0.05
Add back: amortization of intangible assets no longer amortized, net of amortization of deferred tax liability	0.01

Adjusted net income per share	$0.59

(1)	2001 diluted shares outstanding are higher than reported in the Consolidated Statements of Operations as stock options are dilutive for this presentation, but are anti-dilutive when calculating earnings per share for a net loss.

Long-Lived Assets

Invitrogen periodically re-evaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of its long-lived assets. The criteria used for these evaluations include management’s estimate of the asset’s continuing ability to generate income from operations and positive cash flow in future periods as well as the strategic significance of any intangible asset in Invitrogen’s business objectives. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets, which is determined by quoted market prices.

For the year ended December 31, 2003, research and development expenses in the Consolidated Statements of Operations include accelerated amortization of purchased technology of $1.5 million for which management has determined that there is limited opportunity to develop commercial applications. Additional catch-up depreciation expense of $0.9 million was recognized in research and development expenses in the Consolidated Statements of Operations for the year ended December 31, 2003 for a building that was removed from service in April 2002 and held for sale until November 2003 when Invitrogen’s strategy changed to reactivate the facility for research and development activities. Sales and marketing expenses for 2003 include accelerated depreciation expense of $1.1 million for a portion of Invitrogen’s e-commerce software that will be rendered obsolete by a new system in 2004. For the years ended December 31, 2003 and 2002, impairment losses of $0.9 and $9.0 million, respectively, were recognized in business integration costs in the Consolidated Statements of Operations on assets held for sale in Huntsville, Alabama, related to the closure of our facilities located there. Other income and expense in the Consolidated Statements of Operations includes a $0.6 million impairment loss for the year ended December 31, 2003, related to vacant land held for sale.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at December 31:

(in thousands)	2003	2002
Accrued payroll and related expenses	$25,950	$12,991
Deferred revenue	11,657	11,496
Accrued interest	6,579	3,663
Accrued purchases	5,622	10,305
Accrued claims and assessments (see Note 7)	562	14,675
Accrued other	15,036	22,603

	$65,406	$75,733

Research and Development Costs

All research and development costs are charged to operations as incurred.

Software Development Costs

Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. Invitrogen considers technological feasibility to be established when all planning, designing, coding, and testing has been completed according to design specifications. After the technological feasibility has been established, any additional costs would be capitalized in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Through December 31, 2003, software development has been substantially completed concurrently with the establishment of technological feasibility, and accordingly, no costs have been capitalized to date.

Accounting for Stock-Based Compensation

Invitrogen accounts for its employee stock option plans and employee stock purchase plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). Accordingly, no compensation cost has been recognized for the fixed stock option plans or stock purchase plan under the fair value recognition provisions of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if Invitrogen had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. Invitrogen has reevaluated the method by which the tax effect on pro-forma stock-based compensation is calculated for the years ended December 31, 2002 and 2001. The 2002 and 2001 comparative amounts have been adjusted to conform to the current year’s methodology.

(in thousands, except per share data)	2003	2002	2001
Net income (loss), as reported	$60,130	$47,667	$(147,666)
Add: Stock-based compensation expense included in reported net income, net of related tax effects	1,035	163	1,422
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(33,793)	(33,770)	(36,861)

Pro forma net income (loss)	$27,372	$14,060	$(183,105)

Basic earnings (loss) per share:
As reported	$1.19	$0.91	$(2.81)
Pro forma	0.54	0.27	(3.48)
Diluted earnings (loss) per share:
As reported	$1.17	$0.90	$(2.81)
Pro forma	0.53	0.27	(3.48)

The fair value of each option grant and purchase right is estimated on the date of grant using the present value pricing method as described in SFAS No. 123. The underlying assumptions used to estimate the fair values of options and purchase rights granted during the years ended December 31 are as follows:

	2003	2002	2001
Weighted average risk free interest rate for options	3.05%	3.30%	4.56%
Weighted average risk free interest rate for purchase rights	1.71%	1.80%	2.53%
Expected option life	4.5 yrs	4.0 yrs	4.9 yrs
Expected purchase right life	1.2 yrs	0.9 yrs	1.0 yrs
Expected stock price volatility	40%	65%	81%
Expected dividend yield	—	—	—
Weighted average fair value of options granted	$23.24	$18.56	$46.26
Weighted average fair value of purchase rights granted	$15.85	$11.78	$28.91

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

Foreign Currency Translation and Hedging

The financial statements of Invitrogen’s non-U.S. operations are translated to U.S. dollars for consolidation using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. Net gains or losses resulting from the translation of foreign financial statements, the effect of exchange rate changes on intercompany receivables and payables of a long-term investment nature, and net exchange rate gains and losses on the value of financial contracts entered into that hedge the value of these long-term intercompany receivables and payables are recorded as a separate component of stockholder’s equity. These adjustments will affect net income only upon sale or liquidation of the underlying non-U.S. investment. The cumulative translation adjustments included in accumulated other comprehensive income (loss) reported as a separate component of stockholders’ equity were net cumulative gains of $64.7 million and $25.2 million at December 31, 2003 and 2002, respectively.

Many of Invitrogen’s reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in currency exchange rates. Both realized and unrealized gains or losses in the value of these receivables and payables are included in the determination of net income. Realized and unrealized gains or losses on the value of financial contracts entered into to hedge the value of these receivables and payables are also included in the determination of net income. Currency exchange gains (losses) recognized on business transactions, net of hedging transactions, were $0.1 million, $(1.1) million and $(1.5) million in 2003, 2002 and 2001, respectively, and are included in other income and expense, net, in the Consolidated Statements of Operations.

Invitrogen uses foreign currency forward contracts to mitigate foreign currency risk on non-functional currency receivables and payables. At December 31, 2003, Invitrogen had $43.8 million in foreign currency forward contracts outstanding to hedge currency risk on specific non-functional currency receivables and payables. These contracts, which settle on various dates through January 2004, effectively fix the exchange rate at which these specific receivables and payables will be settled in, so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying receivables and payables. In January 2004, Invitrogen expanded its foreign currency hedging program to include hedging of forecasted foreign currency cash flows and executed forward contracts having a gross U.S. dollar value at the time of execution of $198.5 million. The contracts mature on various dates through 2004. The contracts’ increase or decrease in value prior to their maturity will be accounted for as cash flow hedges and recorded in other comprehensive income in the Consolidated Balance Sheets. To the extent any portion of the forward contracts is determined to not be an effective hedge, the increase or decrease in value prior to maturity will be recorded in other income and expense in the Consolidated Statements of Operations.

Computation of Earnings Per Share

Basic earnings per share was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if net income were divided by the weighted average number of common shares, plus potential common shares from outstanding stock options and contingently issuable restricted stock plus the conversion of the convertible notes where the effect of those securities is dilutive. Until such time that the restricted convertibility feature (see Note 6) of the 2% Convertible Senior Notes due 2023 (the 2% Notes) is met, the 2% Notes are not considered in our diluted earnings per common share calculation. The computations for basic and diluted earnings per share are as follows for the years ended December 31:

(in thousands, except per share amounts)	Income (Loss) (Numerator)	Shares (Denominator)	Amount
2003
Basic earnings per share:
Net income	$60,130	50,346	$1.19
Diluted earnings per share:
Dilutive stock options	—	944
Contingently issuable restricted stock	—	63

Net income plus assumed conversions	$60,130	51,353	$1.17

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		3,155
2¼% Convertible Subordinated Notes due 2006		5,807
5½% Convertible Subordinated Notes due 2007		2,025
2002
Basic earnings per share:
Net income	$47,667	52,643	$0.91

Diluted earnings per share:
Dilutive stock options	—	320

Net income plus assumed conversions	$47,667	52,963	$0.90

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		4,518
2¼% Convertible Subordinated Notes due 2006		5,807
5½% Convertible Subordinated Notes due 2007		2,025
2001
Basic and diluted loss per share:
Net loss	$(147,666)	52,549	$(2.81)

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		4,291
2¼% Convertible Subordinated Notes due 2006		316
5½% Convertible Subordinated Notes due 2007		2,025

Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes unrealized gains and losses that are excluded from the Consolidated Statements of Operations and are reported as a separate component in stockholders’ equity. The unrealized gains and losses include foreign currency translation adjustments, unrealized gains or losses on available-for-sale investments and adjustments to the minimum pension liability, net of tax. The minimum pension liability adjustment represents the excess of the additional pension liability over the unrecognized prior service cost.

Accumulated other comprehensive income (loss) consists of the following at December 31,:

(in thousands)	2003	2002
Foreign currency translation adjustment, net of deferred taxes	$64,697	$25,193
Unrealized gains (losses) on investments, net of deferred taxes	761	14
Minimum pension liability adjustment, net of deferred taxes	(9,300)	(10,301)

Balance at December 31, 2003	$56,158	$14,906

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Board Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” FIN No. 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN No. 45 are effective for annual periods ending after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year end. The adoption of FIN No. 45 did not have a significant impact on Invitrogen’s consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities (VIEs) created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Invitrogen has not identified any VIEs for which it is the primary beneficiary or has significant involvement.

In December 2003, the FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN No. 46-R) to address certain FIN 46 implementation issues. The effective dates and impact of FIN No. 46 and FIN No. 46-R are as follows:

(i)	For special purpose entities (SPEs) created prior to February 1, 2003, Invitrogen must apply either the provisions of FIN No. 46 or early adopt the provisions of FIN No. 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.

(ii)	For non-SPEs created prior to February 1, 2003, Invitrogen is required to adopt FIN No. 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

(iii)	For all entities, regardless of whether a SPE, that were created subsequent to January 31, 2003, the provisions of FIN No. 46 were applicable for variable interests in entities obtained after January 31, 2003. Invitrogen is required to adopt FIN No. 46-R at the end of the first interim or annual reporting period ending after March 31, 2004.

The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact on Invitrogen’s financial statements. Invitrogen is currently evaluating the impact of adopting FIN No. 46-R applicable to non-SPEs created prior to February 1, 2003, but does not expect a material impact.

In May 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” The statement is effective for contracts entered into or modified after June

30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement amends Statement 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, in connection with other Board projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative. The adoption of this Statement did not have an impact on Invitrogen’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer reclassify certain instruments previously classified as equity as a liability. The adoption of this Statement did not have an impact on Invitrogen’s consolidated financial statements.

In November 2003, the EITF reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue No. 03-1 provides guidance on other-than-temporary impairment and its application to debt and equity investments. The requirements apply to investments in debt and marketable equity securities that are accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The provisions of Issue No. 03-1 are effective for annual periods ending after December 15, 2003. Invitrogen evaluated, among other factors, the duration and extent to which the fair value of an investment is less than its cost; the financial health of and business outlook for the investment, including factors such as industry and sector performance; changes in technology, operational and financing cash flow; the investment’s financial position, including its appraisal and net asset value; market prices; Invitrogen’s business plan and investment strategy; and Invitrogen’s intent and ability to hold the investment. The adoption of this Statement did not have an impact on Invitrogen’s consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” an amendment of SFAS No. 87, 88 and 106, and a revision of SFAS No. 132. The statement is effective for fiscal years and interim periods ending after December 15, 2003. This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, 88 and 106. The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The required information has been provided separately for Invitrogen’s pension plans and for other postretirement benefit plans (see Note 10). The adoption of this Statement did not have an impact on Invitrogen’s consolidated financial statements.

In December 2003, the FASB issued FASB Staff Position No. FAS 106-1 (FSP 106-1), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The guidance is effective for initial interim or annual fiscal periods ending after December 7, 2003. FSP 106-1 permits employers that sponsor postretirement benefit plans (plan sponsors) that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the Act). Without FSP 106-1, plan sponsors would be required under SFAS No. 106 to account for the effects of the Act in the fiscal period that includes December 8, 2003, the date the President signed the Act into law. Invitrogen has elected to defer accounting for the effects of the Act. As a result of this, measurement of the accumulated plan benefit obligation and net periodic postretirement benefit cost in Note 10 does not reflect the effects of the Act on Invitrogen’s postretirement benefit plan. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require Invitrogen to change previously reported information on the disclosure of its Dexter Postretirement Health and Benefit Program in the Notes to Consolidated Financial Statements.

Reclassifications

Certain reclassifications have been made to conform prior period financial information to the current presentation. These reclassifications had no effect on reported income or losses. A reclassification of certain payables at December 31, 2002, from accrued expenses and other current liabilities to accounts payable, has been made in the Consolidated Balance Sheet to conform to the December 31, 2003 presentation. The Consolidated Statements of Cash Flows for 2002 and 2001 include a reclassification of reporting of amortization of premiums on investments, net of accretion, from investing activities to operating activities, to conform with 2003 reporting.

2. BUSINESS COMBINATIONS, INTEGRATIONS AND DIVESTITURE

Business Combinations

Molecular Probes Acquisition

On August 20, 2003, Invitrogen acquired all of the outstanding shares of common stock of Molecular Probes, Inc. (“Molecular Probes”) and assumed all Molecular Probes’ outstanding stock options. Molecular Probes develops, manufactures and markets novel fluorescence-based technologies for labeling molecules used in disease research and biopharmaceutical development. The primary reason for the acquisition is to broaden Invitrogen’s technology base in proteomics, providing critical tools for discovery research and the accurate determination of protein function. Invitrogen intends to continue Molecular Probes’ operations as part of its BioDiscovery business segment.

The results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. The total cost of the acquisition of $322.0 million includes cash paid for common stock of $307.4 million, the fair value of assumed Molecular Probes stock options of $19.5 million, closing costs of $2.4 million, less cash acquired of $7.3 million. The excess of purchase price over the acquired net tangible assets was $327.5 million at December 31, 2003, of which $113.6 million has been allocated to purchased intangibles which are amortized over a life of 8 years, $1.4 million which has been allocated to in-process research and development costs and expensed in the Consolidated Statements of Operations for the year ended December 31, 2003, and $212.5 million which has been allocated to goodwill in the Consolidated Balance Sheets. A consistent pattern of sales growth, a history of operating margins and profitability, a strong scientific employee base and operations in a specialized niche in our industry were among the factors that contributed to a purchase price resulting in the recognition of goodwill.

As a result of the integration of the two businesses, Invitrogen has terminated 5 employees. A total of $3.3 million was paid for severance related to these employees. Activity for accrued acquisition and business integration costs for the year ended December 31, 2003, is as follows:

(in thousands)	Opening Balance Sheet Accruals	Amounts Paid in Cash	Balance at December 31, 2003
Severance and related employee charges	$3,324	$(3,324)	$—
Direct costs of the merger	2,419	(2,419)	—

	$5,743	$(5,743)	$—

PanVera Asset Acquisition

On March 28, 2003, Invitrogen completed its acquisition of products, technology rights, and certain other assets from PanVera LLC, a wholly-owned subsidiary of Vertex Pharmaceuticals, Inc. The products and rights acquired include biochemical and cellular assay capabilities and PanVera’s commercial portfolio of proprietary reagents, probes and proteins. As part of the transaction, Invitrogen also acquired PanVera’s research, development and manufacturing facility in Madison, Wisconsin. The results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. Invitrogen paid $94.9 million in cash, $6.3 million into an escrow account that was used to pay off debt assumed, $1.3 million to acquire equipment under operating leases and incurred $1.8 million in closing costs for a total purchase price of $104.3 million. The excess of purchase price over the acquired net tangible assets was $79.9 million at December 31, 2003, of which $70.3 million has been allocated to purchased intangibles which are amortized over a weighted average life of 8 years and $9.6 million which has been allocated to goodwill in the Consolidated Balance Sheets.

As a result of the integration of the business, Invitrogen has terminated 18 employees. As of December 31, 2003, Invitrogen had $0.1 million remaining in accrued merger related costs that are included in accrued expenses and other current liabilities in the Consolidated Balance Sheets. Activity for accrued acquisition and business integration costs for the year ended December 31, 2003, is as follows:

(in thousands)	Opening Balance Sheet Accruals	Amounts Paid In Cash	Balance at December 31, 2003
Severance and related employee charges	$89	$(84)	$5
Direct costs of the acquisition	1,832	(1,748)	84

	$1,921	$(1,832)	$89

Pro Forma Results

The following unaudited pro forma information assumes that the acquisition of Molecular Probes and the PanVera assets and underlying business occurred on January 1, 2003 and 2002, respectively. The unaudited pro forma information excludes Invitrogen’s immaterial acquisitions in 2003 and the InforMax acquisition in 2002 as the effects of those acquisitions were not material. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the acquisitions been in effect as of the periods indicated above, or of future results of operations. The unaudited pro forma results for the years ended December 31 are as follows:

(in thousands, except per share data) (unaudited)	2003	2002(1)
Revenues	$825,495	$744,276
Net income(2)	42,683	25,645
Earnings per share:
Basic	$0.85	$0.49
Diluted	$0.83	$0.48

(1)	Included in revenues for the PanVera acquired business are $15.3 million for the year ended December 31, 2002 for the sale of perpetual licenses. These revenues did not recur in 2003.

(2)	Includes, on a pre-tax basis, $32.8 million of increased cost of revenues for the estimated sale of inventory written up to fair market value under purchase accounting rules and $1.4 million for the write-off of purchased in-process research and development costs that are nonrecurring.

InforMax Acquisition

On December 6, 2002, Invitrogen completed its acquisition of all outstanding shares of common stock of InforMax, Inc., a provider of a multi-application suite of data access, analysis and presentation software for life science applications. The results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. Invitrogen completed its review of acquired intangible assets related to its acquisition of InforMax, Inc., and has allocated $6.6 million to purchased intangibles as of December 31, 2003, which are amortized over three years. The excess of purchase price over the acquired net assets was $5.7 million at December 31, 2003, and has been recorded as goodwill in the Consolidated Balance Sheets. At the time InforMax was acquired by Invitrogen, InforMax held nine leases in five cities, with future minimum lease commitments, net of sublease income, that totaled $20.5 million. As of December 31, 2003, Invitrogen has subleased four of the leases, partially terminated two leases, and reduced net future lease commitments for the remaining unused leases to $8.5 million. The total net cost of the acquisition was $8.5 million, which included cash paid to shareholders of $42.8 million, closing costs of $5.7 million, the buyout of operating and capital leases for $3.1 million, less cash and cash equivalents acquired of $43.1 million.

Invitrogen’s management implemented an integration plan which included the termination of 50 employees, the relocation or transfer to other sites of 104 employees mainly to our Frederick, Maryland facility and the closure of duplicate facilities in Maryland. Costs necessary to integrate the businesses of Invitrogen and InforMax that are expected to benefit future operations are expensed as business integration costs after management completed and approved the restructuring plans and associated costs. Restructuring costs totaled $0.4 million and $0.1 million for the years ended December 31, 2003 and 2002, respectively, and have been recognized as expense in business integration costs in the Consolidated Statements of Operations. As of December 31, 2003, the integration plan was essentially complete. As of December 31, 2003, Invitrogen had $0.2 million remaining in accrued merger related costs that are included in accrued expenses and other current liabilities in the Consolidated Balance Sheets. Activity for accrued merger and business integration costs for the two years ended December 31, 2003 is as follows:

(in thousands)	Balance at December 31, 2002	Net Amount Charged to Expense	Adjustments to Goodwill	Amounts Paid in Cash	Balance at December 31, 2003
Severance, retention and related employee charges	$1,839	$65	$302	$(2,020)	$186
Other costs to close facilities	100	328	(99)	(329)	—
Direct costs of the merger	221	—	—	(221)	—

	$2,160	$393	$203	$(2,570)	$186

(in thousands)	Opening Balance Sheet Accruals	Net Amount Charged to Expense	Amounts Paid in Cash	Balance at December 31, 2002
Severance, retention and related employee charges	$1,839	$—	$—	$1,839
Other costs to close facilities	100	—	—	100
Direct costs of the merger	4,111	94	(3,984)	221

	$6,050	$94	$(3,984)	$2,160

Immaterial Acquisitions

During 2003 and 2002, Invitrogen completed other acquisitions that were not material to the overall consolidated financial statements and the results of operations have been included in the accompanying consolidated financial statements from the respective dates of the acquisitions. The aggregate cash purchase price of the 2003 acquisitions, one of which included the acquisition of the remaining 60% ownership in a consolidated subsidiary, was $9.8 million, in addition to the return of the selling partner’s capital account for the 60% interest. Pursuant to the purchase agreement for one of these acquisitions, Invitrogen could be required to make additional contingent cash payments based on certain operating results of the acquired company. Over the next four years, payments aggregating a maximum of $4.0 million and certain other payments based upon percentages of future gross sales of the acquired company could be required. Invitrogen will account for any such contingent payments as an addition to the purchase price. The excess of purchase price over the acquired net tangible assets was $10.4 million at December 31, 2003, of which $10.3 million has been allocated to purchased intangibles which are amortized over a weighted average life of 4 years and $0.1 million which has been allocated to goodwill in the Consolidated Balance Sheets.

In 2002, Invitrogen purchased the remaining 75% interest in a privately-held Australian company in which it already owned 25%, for $2.1 million. The excess of purchase price over the acquired net tangible assets was $2.3 million at December 31, 2003, of which $1.3 million has been allocated to a non-compete intangible which is being amortized over 5 years and $1.0 million which has been allocated to goodwill in the Consolidated Balance Sheets.

Business Integration

In April 2002, Invitrogen announced its plan to integrate our operations in Alabama with the rest of Invitrogen. Business integration costs for the year ended December 31, 2002 totaled $13.9 million and have been recognized as expense in business integration costs in the Consolidated Statements of Operations. These costs are for the termination of 228 employees, the relocation of 3 employees, and other costs associated with the closure of the facility. As of December 31, 2002 Invitrogen had $5.2 million in assets held for sale included in prepaid expenses and other current assets in the Consolidated Balance Sheets. In February 2003, Invitrogen sold one of the Huntsville facilities for $2.7 million, which approximated the carrying value of the facility at December 31, 2002. Invitrogen is currently receiving offers on the remaining facility and has recognized an impairment loss of $0.9 million for the year ended December 31, 2003, which is included in business integration costs in the Consolidated Statements of Operations. As of

December 31, 2003, Invitrogen had $1.4 million remaining in assets held for sale, which are expected to be sold within the next twelve months. Activity for accrued business integration costs for the year ended December 31, 2002 is as follows:

(in thousands)	Net Additions Charged to Expense	Amounts Paid in Cash	Balance at December 31, 2002
Accrued Business Integration Costs:
Severance and related employee charges	$3,895	$(3,895)	$—
Other costs to close the facility	851	(851)	—

	4,746	$(4,746)	$—

Impairment losses on buildings	7,365
Losses on equipment and notes receivable write-offs	1,827

Total business integration costs	$13,938

Business Divestiture

BioSepra Sale

On July 31, 2001, Invitrogen sold its BioSepra chromatography business for $13.6 million in cash, including $1.6 million in cash relinquished, to Ciphergen Biosystems, Inc. Invitrogen did not recognize any gain or loss on this sale through September 2001 as the net assets sold were acquired in the Life Technologies merger and, in accordance with purchase accounting rules, the cost of the net assets in the Consolidated Balance Sheet were adjusted to this fair market value during the purchase price allocation period which ended in September 2001. The adjustment, net of applicable taxes, was allocated to goodwill. Subsequent to September 2001, Invitrogen received a $0.4 million final payment from Ciphergen upon finalization of the sale transaction and recorded this amount in other income in December 2001. Revenues from sales of BioSepra products totaled $2.1 million through July 31, 2001.

3. SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

Invitrogen operates in two business segments, a BioDiscovery segment and a BioProduction segment (formerly named Molecular Biology and Cell Culture, respectively). Segment information for the years ended December 31, is as follows:

(dollars in thousands)	BioDiscovery	BioProduction	Corporate And Unallocated(1)	Total
Year Ended December 31, 2003
Revenues from external customers	$500,501	$277,237	$—	$777,738

Gross margin	339,782	144,852	(15,285)	469,349

Gross margin as a percentage of revenues	68%	52%		60%
Selling, administrative and R&D	209,694	60,177	27,952	297,823
Purchased intangibles amortization, business integration and merger-related costs	—	—	82,101	82,101

Income (loss) from operations	$130,088	$84,675	$(125,338)	$89,425

Operating margin as a percentage of revenues	26%	31%		11%

Year Ended December 31, 2002
Revenues from external customers	$428,883	$219,714	$—	$648,597

Gross margin	267,719	111,005	(25)	378,699

Gross margin as a percentage of revenues	62%	51%		58%
Selling, administrative and R&D	158,705	49,276	21,681	229,662
Purchased intangibles amortization, business integration and merger-related costs	—	—	80,509	80,509

Income (loss) from operations	$109,014	$61,729	$(102,215)	$68,528

Operating margin as a percentage of revenues	25%	28%		11%

(dollars in thousands)	BioDiscovery	BioProduction	Corporate And Unallocated(1)	Total
Year Ended December 31, 2001
Revenues from external customers	$409,396	$219,894	$—	$629,290

Gross margin	248,845	97,420	(2,677)	343,588

Gross margin as a percentage of revenues	61%	44%		55%
Selling, administrative and R&D	156,051	45,242	15,356	216,649
Purchased intangibles amortization, business integration and merger-related costs	—	—	277,547	277,547

Income (loss) from operations	$92,794	$52,178	$(295,580)	$(150,608)

Operating margin as a percentage of revenues	23%	24%		(24)%

(1)	Unallocated items for the years ended December 31, 2003 and 2002, include costs for purchase accounting inventory revaluations of $15.1 million and $0, amortization of purchased intangibles of $79.4 million and $64.3 million, amortization of deferred compensation of $0.8 million and $0.2 million, purchased in-process research and development costs of $1.4 million and $0, and business integration costs of $1.3 million and $16.2 million, respectively. These items are not allocated by management for purposes of analyzing the operations since they are principally non-cash or other costs resulting primarily from business restructuring or purchase accounting. Management assesses the profitability and cash flows of the segments apart from amortization expense and other costs arising from the initial cost of the acquisition.

Invitrogen has no intersegment revenues. Also, Invitrogen does not currently segregate assets by segment as a significant portion of Invitrogen’s total assets are shared or non-segment assets which Invitrogen does not assign to its two operating segments. Invitrogen has determined that it is not useful to assign its shared assets to its BioDiscovery and BioProduction segments.

Geographic Information

Information about Invitrogen by geographic area for the years ended December 31 is as follows:

(in thousands)	2003	2002	2001
Product sales to unrelated customers located in:
Americas:
United States	$398,617	$360,371	$344,484
Other Americas	33,507	27,205	31,799

Total Americas	432,124	387,576	376,283
Europe	222,862	164,791	165,249
Asia Pacific	110,062	88,421	80,677
Other Foreign	2,020	2,088	1,911

Total product revenue	$767,068	$642,876	$624,120

Net long-lived assets located in:
Americas:
United States	$147,497	$103,562	$97,235
Other Americas	780	724	551

Total Americas	148,277	104,286	97,786

Europe:
United Kingdom	20,173	17,010	16,392
Other Europe	605	359	512

Total Europe	20,778	17,369	16,904

Asia Pacific	16,245	13,889	10,671
Other Foreign	931	607	425

Total net long-lived assets	$186,231	$136,151	$125,786

4. RELATED PARTY TRANSACTIONS

Executive Home Purchases

In 2003, Invitrogen purchased the former residences in Wisconsin of Invitrogen’s new Chief Executive Officer and another executive officer under the terms of their relocation agreements. The fair market values of the homes, which were determined by independent appraisals, less commissions and cost to sell, of $1.2 million have been recorded as assets held for sale at December 31, 2003, in prepaid expenses and other current assets in the Consolidated Balance Sheets. Invitrogen paid the officers $0.5 million for their equity and assumed the mortgages of $0.9 million which are included in the current portion of long-term obligations at December 31, 2003, in the Consolidated Balance Sheets. Invitrogen expects to sell the properties and liquidate the mortgages within one year.

Executive Agreements

In December 2002, Invitrogen entered into separate agreements with its former Chairman, President, and Chief Executive Officer and its former Chief Executive Officer, President and Chief Operating Officer. Under the terms of the agreements, Invitrogen agreed to pay, upon separation from Invitrogen, contracting service fees and consulting fees and to continue health and welfare benefits for two years. Pursuant to these agreements, Invitrogen paid $2.0 million and $1.0 million, and expensed $1.4 million and $2.4 million during the years ended December 31, 2003 and 2002, respectively, of which $0.8 million and $1.4 million is included in accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets at December 31, 2003 and 2002, respectively. In addition, Invitrogen agreed to accelerate the vesting, to the extent not already vested, of 412,221 stock options and to extend the post-employment exercise period for such options. These changes did not result in compensation expense because the option exercise prices exceeded the fair market value of the underlying stock on the date of acceleration.

5. LINES OF CREDIT

As of December 31, 2003, foreign subsidiaries in Australia, Brazil, Japan and New Zealand had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The credit facilities bear interest at fixed rates, the respective bank’s prime rate and the Japan TIBOR rate (a weighted average rate of 1.35% at December 31, 2003). The U.S. dollar equivalent of these facilities total $5.9 million, of which no amounts were outstanding at December 31, 2003 under these lines of credit. There are no parent company guarantees associated with these facilities.

6. LONG-TERM OBLIGATIONS AND CONVERTIBLE DEBT

    Long-term obligations and convertible debt consist of the following at December 31:

(in thousands)	2003	2002
2% Convertible Senior Notes (principal due 2023)	$350,000	$—
2¼% Convertible Subordinated Notes (principal due 2006)	500,000	500,000
5½% Convertible Subordinated Notes (principal due 2007)	172,500	172,500
Capital leases	12,363	323
Bonds payable to State Industrial Development Authority of Alabama (paid in full in March 2003)	—	2,075
Other	4,892	2,091

	1,039,755	676,989
Less current portion	(1,784)	(2,456)

	$1,037,971	$674,533

Maturities of the long-term obligations and convertible debt listed above at December 31, 2003 are as follows:

(in thousands)	Gross Maturities	Imputed Interest On Minimum Lease Payments Under Capital Leases	Net Long-Term Obligations and Convertible Debt
Years Ending December 31,
2004	$2,883	$(1,099)	$1,784
2005	1,690	(1,068)	622
2006	501,765	(1,034)	500,731
2007	174,223	(997)	173,226
2008	2,572	(957)	1,615
Thereafter	368,265	(6,488)	361,777

Total	$1,051,398	$(11,643)	$1,039,755

Convertible Debt

In August 2003, Invitrogen issued $350.0 million principal amount of 2% convertible senior notes (the 2% Notes) due August 1, 2023 to certain qualified institutional buyers. After expenses, Invitrogen received net proceeds of $340.7 million. Interest on the 2% Notes is payable semi-annually on February 1st and August 1st. In addition to the coupon interest of 2%, additional interest of 0.35% of the market value of the Notes may be required to be paid beginning August 1, 2010, if the market value of the Notes during specified testing periods is 120% or more of the principle value. This contingent interest feature is an embedded derivative with a de minimis value, to which no value has been assigned at issuance and at December 31, 2003. The 2% Notes were issued at 100% of principal value, and are convertible into 5.1 million shares of common stock at the option of the holder, subject to certain conditions described below, at a price of $68.24 per share. The 2% Notes may be redeemed, in whole or in part, at Invitrogen’s option on or after August 1, 2010 at 100% of the principal amount. In addition, the holders of the 2% Notes may require Invitrogen to repurchase all or a portion of the 2% Notes for 100% of the principal amount, plus accrued interest, on August 1, 2010, August 1, 2013, and August 1, 2018.

The Notes also contain a restricted convertibility feature that does not affect the conversion price of the notes but, instead, places restrictions on a holder’s ability to convert their notes into shares of our common stock (conversion shares). Holders may convert their Notes into shares of our common stock prior to stated maturity under the following circumstances:

•	during any fiscal quarter (beginning with the quarter ending December 31, 2003) if the sale price of our common stock for at least 20 consecutive trading days in the 30 consecutive trading-day period ending on the last trading day of the immediately preceding fiscal quarter exceeds 120% of the conversion price on that 30th trading day;

•	during any five consecutive trading day period immediately following any five consecutive trading day period (the Note Measurement Period) in which the average market price for the notes during that Note Measurement Period was less than 97% of the average conversion value for the notes during such period; provided, however, that if, at the time of conversion pursuant to this provision, the closing sale price of our common stock is greater than 100% of the conversion price but equal to or less than 120% of the conversion price, then the holders will receive, in lieu of common stock based on the applicable conversion rate, common stock, at our option, with a value equal to the principal amount of the notes on the conversion date, which we refer to as the “value conversion;”

•	upon the occurrence of specified corporate transactions; or

•	if we have called the notes for redemption.

In December 2001, Invitrogen issued $500 million principal amount of 2¼% convertible subordinated notes (the 2¼% Notes) due December 15, 2006 to certain qualified institutional buyers. After expenses, Invitrogen received net proceeds of $487.1 million. Interest on the 2¼% Notes is payable semi-annually on June 15th and December 15th. The 2¼% Notes were issued at 100% of principal value, and are convertible into 5.8 million shares of common stock at the option of the holder at any time at a price of $86.10 per share. The 2¼% Notes may be redeemed, in whole or in part, at Invitrogen’s option on or after December 20, 2005 at 100% of the principal amount.

Invitrogen also has $172.5 million principal amount of 5½% convertible subordinated notes (the 5½% Notes) due March 1, 2007. Interest on the 5½% Notes is payable semi-annually on March 1st and September 1st. The 5½% Notes were issued at 100% of principal value, and are convertible into 2.0 million shares of common stock at the option of the holder at any time at a price of $85.20 per share. The 5½% Notes may be redeemed, in whole or in part, at Invitrogen’s option at any time at a premium of 103.143% and on or after March 1, 2004, at a premium of 102.357% of the principal amount. The premium continues to decline annually to 100% of the principal amount of the Notes at March 1, 2007.

Costs incurred to issue the convertible notes totaled $9.3 million for the 2% Notes, $13.0 million for the 2¼% Notes, and $5.6 million for the 5½% Notes. These costs have been deferred and included in other assets in the Consolidated Balance Sheets and amortized over the terms of the respective debt using the effective interest method. At December 31, 2003 and 2002, the unamortized balances of the issuance costs were $19.9 million and $14.1 million, respectively.

The 2¼% and 5½% Notes are subordinate to substantially all of the current and future outstanding debt of Invitrogen, including all of its secured debt and all debts and liabilities of our subsidiaries. The 2¼% and 5½% Notes are not subordinate to amounts Invitrogen owes for employee compensation, goods or services purchased or to amounts Invitrogen may owe to its subsidiaries.

In the event of a change of control of Invitrogen, the holders of the 2% Notes, 2¼% Notes and the 5½% Notes each have the right to require Invitrogen to repurchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of the notes plus all accrued and unpaid interest.

Capital Leases

Invitrogen assumed a capital lease in conjunction with the acquisition of Molecular Probes. The capital lease, which expires in 2020, is for a building in Eugene, Oregon and as of December 31, 2003, the total discounted capital lease liability is $12.1 million, with $0.3 million allocated to the current portion of long-term obligations and $11.8 million allocated to long-term obligations, deferred credits and reserves in the Consolidated Balance Sheet at December 31, 2003.

Property under capital leases is included in property and equipment as follows at December 31:

(in thousands)	2003	2002
Building and improvements	$12,511	$—
Machinery and equipment	164	163

	12,675	163
Less accumulated amortization	(1,929)	—

	$10,746	$163

Amortization of property and equipment under capital leases is included with depreciation expense.

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

Invitrogen leases certain equipment and its office and manufacturing facilities under operating leases which expire through December 2048. Certain rental commitments provide for specific escalating rental payments and certain commitments have renewal options extending through the year 2008. Rent expense under all operating leases was $10.1 million, $12.4 million and $13.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. Sublease income totaled $0.1 million for each of the years ending December 31, 2003, 2002 and 2001.

Future minimum lease commitments and sublease rentals for operating leases at December 31, 2003 are as follows:

	Lease Commitments	Sublease Rentals	Net
(in thousands)
Years Ending December 31,
2004	$10,870	$(495)	$10,375
2005	8,768	(471)	8,297
2006	7,210	(281)	6,929
2007	5,720	—	5,720
2008	4,901	—	4,901
Thereafter	19,190	—	19,190

	$56,659	$(1,247)	$55,412

In connection with the acquisition of InforMax in December 2002, Invitrogen recorded an unfavorable lease liability associated with its remaining InforMax leases that is incorporated into the future minimum lease commitment schedule above. The total unfavorable lease liability at December 31, 2003 was $6.6 million, including $1.1 million classified in accrued expenses and other current liabilities on the Consolidated Balance Sheets and $5.5 million classified in long-term obligations, deferred credits and reserves on the Consolidated Balance Sheets.

Licensing and Purchasing Agreements

Invitrogen develops, manufactures and sells certain products under several licensing and purchasing agreements. The licensing agreements require royalty payments based upon various percentages of sales or profits from the products. Terms of the licensing agreements generally range from the remaining life of the patent up to twenty years and initial costs are amortized over periods from seven to ten years, not to exceed their terms, using the straight-line method. Total royalties paid under these agreements were $25.0 million, $23.7 million and $24.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. Invitrogen also has purchase agreements, which expire on various dates through 2007, under which it is obligated to purchase a minimum amount of raw materials each year through the expiration of the contracts. Payments under these contracts totaled $10.9 million in 2003, $11.3 million in 2002 and $7.6 million in 2001.

To maintain exclusivity, certain of the licensing agreements require guaranteed minimum annual royalty payments. Future minimum guaranteed royalties and unconditional purchase obligations at December 31, 2003 are as follows:

(in thousands)
Years Ending December 31, 2004	$14,804
2005	9,955
2006	2,796
2007	2,041
2008	1,709
Thereafter	709

$32,014

Letters of Credit

Invitrogen had outstanding letters of credit at December 31, 2003, totaling $2.9 million to support liabilities associated with Invitrogen’s self-insured worker’s compensation programs, which liabilities are reflected in other current liabilities and long-term deferred credits and reserves in the Consolidated Balance Sheets at December 31, 2003.

Invitrogen also had outstanding letters of credit at December 31, 2003, totaling $1.7 million to support its building lease requirements.

Environmental Liabilities

Invitrogen assumed certain environmental exposures as a result of the merger with Dexter Corporation in 2000. Invitrogen recorded reserves to cover estimated environmental costs. The environmental reserves, which are not discounted, were $7.9 million at December 31, 2003 and included current reserves of $0.5 million, which are estimated to be paid during the next year, and long-term reserves of $7.4 million. In addition, Invitrogen has an insurance policy to cover these assumed environmental exposures. Based upon currently available information, Invitrogen believes that it has adequately provided for these environmental exposures and that the outcome of these matters will not have a material adverse effect upon the consolidated financial position, results of operations or cash flows of Invitrogen in the future.

Litigation

Invitrogen recently settled its contract dispute with the Veterans Administration. Invitrogen paid the Veteran’s Administration $13.6 million in 2003 to settle this dispute, which amount had been fully accrued for in connection with Invitrogen’s acquisition of Life Technologies, Inc.

Invitrogen is subject to other potential liabilities under government regulations and various claims and legal actions which are pending or may be asserted. These matters have arisen in the ordinary course and conduct of Invitrogen’s business, as well as through acquisitions, and some are expected to be covered, at least partly, by insurance. Estimated amounts for claims that are probable and can be reasonably estimated are reflected as liabilities of Invitrogen. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters which are pending or may be asserted could be decided unfavorably to Invitrogen. Although the amount of liability at December 31, 2003, with respect to these matters cannot be ascertained, Invitrogen believes that any resulting liability should not materially affect Invitrogen’s consolidated financial statements.

8. INCOME TAXES

The differences between the U.S. federal statutory tax rate and Invitrogen’s effective tax rate are as follows for the years ended December 31:

	2003	2002	2001
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income tax	(0.3)	0.7	(0.1)
Non-U.S. tax rate differences	(2.8)	(2.2)	(0.4)
Repatriation of foreign earnings, net of related benefits	1.6	1.7	0.6
Export incentives	(1.8)	(1.4)	1.0
Research tax credits	(2.4)	(1.7)	0.8
Non-deductible goodwill amortization	—	—	(44.8)
Other	(0.7)	(0.9)	1.1

Effective income tax rate	28.6%	31.2%	(6.8)%

Pretax income (loss) summarized by region for the years ended December 31 is as follows:

	2003	2002	2001
(in thousands)
United States	$2,328	$12,919	$(184,860)
Foreign	82,740	58,257	47,579

	$85,068	$71,176	$(137,281)

The income tax provision (benefit) consists of the following for the years ended December 31:

(in thousands)	2003	2002	2001
Current:
Federal	$21,410	$18,165	$18,561
State	1,662	1,356	293
Foreign	27,306	18,517	16,435

Total current provision	50,378	38,038	35,289

Deferred:
Federal	(21,106)	(8,568)	(21,654)
State	(4,182)	(7,564)	(5,080)
Foreign	(761)	301	783

Total deferred benefit	(26,049)	(15,831)	(25,951)

Total provision	$24,329	$22,207	$9,338

Significant components of Invitrogen’s deferred tax assets and liabilities are comprised of the following at December 31:

(in thousands)	2003	2002
Deferred tax assets:
Tax loss and other carryforwards	$5,998	$3,072
Inventory adjustments	4,488	8,949
Accruals and reserves	14,354	22,272
Postretirement obligations	10,265	9,881
Fixed assets	1,291	11,747
Other	—	428

Total deferred tax assets	36,396	56,349

Deferred tax liabilities:
Intangibles	(148,387)	(129,814)
Undistributed earnings of acquired companies	(27,725)	(6,027)
Other	(1,401)	—

Total deferred tax liabilities	(177,513)	(135,841)

Net deferred tax liabilities	$(141,117)	$(79,492)

At December 31, 2003, Invitrogen had credit carryforwards of $0.8 million that do not have expiration dates and will be carried forward until they are utilized.

The tax benefit associated with employee stock plans reduced taxes payable by $11.7 million, $1.2 million and $20.7 million for 2003, 2002 and 2001, respectively. These benefits have been reflected as additional paid-in-capital in the accompanying consolidated statements of stockholders’ equity. During 2002, the tax benefit recorded for 2001 was adjusted to reflect additional taxes payable of $4.5 million.

U.S. taxes have not been provided on approximately $189.2 million of undistributed earnings of foreign subsidiaries at December 31, 2003. Invitrogen remits only those earnings that are considered to be in excess of the reasonably anticipated working capital needs of the foreign subsidiaries, with the balance considered to be permanently invested in the operations of such subsidiaries.

The Internal Revenue Service (IRS) has not audited Invitrogen, and has yet to notify Invitrogen of any forthcoming audits. The IRS has completed its audits of Life Technologies, Inc. and Dexter Corporation for tax years through 2000, the year the corporations were acquired by Invitrogen. There were no material adjustments to taxes for prior years resulting from those audits, but one issue from the audit of Dexter Corporation remains unresolved. A protest has been filed with the IRS appeals office to resolve the remaining issue from the Dexter Corporation audits of 1994 through 2000. Invitrogen believes that its tax reserves are adequate to cover any additional tax liability that may result from this audit and for all years still subject to audit.

As a result of the examination by the IRS concluded in 2003 and in accordance with EITF 97-3, “Uncertainties Related to Income Taxes in a Purchase Business Combination,” Invitrogen adjusted deferred tax liabilities from $6.0 million to $27.7 million related to the undistributed earnings on a group of foreign subsidiaries that arose prior to their acquisition by Invitrogen. Such pre-acquisition earnings are not considered to be permanently invested in those operations. The effect of the adjustment was to increase goodwill by $21.7 million.

9. COMMON STOCK, PREFERRED STOCK AND PREFERRED STOCK PURCHASE RIGHTS PLAN

Common Stock Authorized Shares

Invitrogen has authorized 125 million shares of common stock.

Preferred Stock Authorized Shares

Invitrogen has authorized 6,405,884 shares of preferred stock of which no shares were outstanding at December 31, 2003 and 2002. Upon issuance, Invitrogen has the ability to define the terms of the preferred shares, including voting rights, liquidation preferences, conversion and redemption provisions and dividend rates.

Preferred Stock Purchase Rights Plan

Invitrogen has a Preferred Stock Purchase Rights Plan under which stockholders received one “right” to purchase one one-hundredth of a share of Series B Preferred Stock for each outstanding share of common stock held of record at the close of business on March 30, 2001. The rights, which will initially trade with the common stock, become exercisable to purchase one one-hundredth of a share of Series B Preferred Stock, at $250.00 per right, when a person acquires 15% or more of Invitrogen’s common stock or announces a tender offer which could result in such person owning 15% or more of the common stock. Each one one-hundredth of a share of Series B Preferred Stock has terms designed to make it substantially the economic equivalent of one share of common stock. Prior to a person acquiring 15%, the rights can be redeemed for $0.001 each by action of the Board of Directors. Under certain circumstances, if a person acquires 15% or more of the common stock, the rights permit Invitrogen stockholders other than the acquiror to purchase Invitrogen common stock having a market value of twice the exercise price of the rights, in lieu of the Series B Preferred Stock. In addition, in the event of certain business combinations, the rights permit purchase of the common stock of an acquiror at a 50% discount. Rights held by the acquiror will become null and void in both cases. The rights expire on April 1, 2011. The rights distribution will not be taxable to stockholders.

10. EMPLOYEE BENEFIT PLANS

401(k) Profit Sharing Plans

Effective December 31, 2001, Invitrogen merged all existing 401(k) plans held by Invitrogen into one 401(k) profit sharing plan, the Invitrogen 401(k) Savings and Investment Plan. The Plan allows each eligible employee to voluntarily make pre-tax deferred salary contributions subject to regulatory and plan limitations. Invitrogen may make matching contributions in amounts as determined by the Board of Directors. Invitrogen made matching contributions of $1.9 million and $2.1 million for the years ended December 31, 2003 and 2002, respectively, to this plan. Prior to the merger of all existing 401(k) plans, Invitrogen made matching contributions to the existing plans totaling $2.0 million for the year ended December 31, 2001.

Invitrogen has assumed four other 401(k) retirement plans through its business combinations and made matching contributions of $0.1 million to these plans for the year ended December 31, 2003. Invitrogen intends to merge the assets of these plans with those of the Invitrogen 401(k) Savings and Investment Plan in 2004. Upon approvals of the respective plan terminations from the IRS, participants may elect to receive a cash distribution or roll their assets into a qualified employer plan or retirement account. Employees of Invitrogen may elect to roll their assets into the Invitrogen 401(k) Savings and Investment Plan.

Pension Plans

Invitrogen has a qualified pension plan (“defined benefit”) for substantially all United States employees that were employed by Life Technologies prior to its acquisition by Invitrogen in September 2000. Invitrogen’s policy is to deposit with an independent trustee amounts as are necessary on an actuarial basis to provide for benefits in accordance with the requirements of the Employee Retirement Income Security Act and any other applicable Federal laws and regulations. The U.S. pension plan provides benefits that are generally based upon a percentage of the employee’s highest average compensation in any consecutive five-year period in the ten years before retirement. Invitrogen froze this plan effective December 31, 2001. Invitrogen will continue to administer the plan but benefits will no longer accrue.

Invitrogen also sponsors nonqualified supplementary retirement plans for certain former senior management of Life Technologies and Dexter which were acquired in 2000. Invitrogen has life insurance policies on the lives of participants designed to provide sufficient funds to recover all costs of the plans. In addition to the above plans, Invitrogen sponsors nonqualified executive supplemental plans for certain former Dexter and Life Technologies senior managers that provide for a target benefit based upon a percentage of the average annual compensation during the highest five consecutive years of the last ten years before retirement, which benefit is then offset by other work related benefits payable to the participant. The Life Technologies plan is unfunded and funding for the Dexter plan is provided for through a Rabbi Trust.

Invitrogen also administers the Dexter Postretirement Health and Benefit Program (Dexter PRMB Plan) which provides benefits to certain participants who were employees of Dexter prior to the sale of their businesses and prior to Invitrogen’s merger with Dexter, who are not employees of Invitrogen.

The retirement benefits for most employees of non-U.S. operations are generally provided by government sponsored or insured programs and, in certain countries, by defined benefit plans. Invitrogen has defined benefit plans for United Kingdom (“U.K.”) and

Japan employees. Invitrogen’s policy with respect to its U.K. pension plan is to fund amounts as are necessary on an actuarial basis to provide for benefits under the pension plan in accordance with local laws and income tax regulations. The U.K. pension plan provides benefits based upon the employee’s highest average base compensation over three consecutive years. The Japan pension plan provides benefits based upon the employee’s average base compensation and is an unfunded plan.

The funded status of Invitrogen’s pension plans and amounts recognized at December 31, 2003 and 2002 were as follows:

	Domestic Plans		Foreign Plans
(in thousands)	2003	2002	2003	2002
Change in Benefit Obligation:
Benefit obligation at beginning of year	$48,954	$41,921	$19,188	$15,710
Service cost	—	177	1,748	1,271
Interest cost	3,163	2,927	1,208	934
Plan participants’ contributions	74	76	371	296
Amendments	2,683	—	—	—
Actuarial (gain) loss	2,906	6,198	1,786	(7)
Curtailment	(477)	—	—	—
Benefits paid	(2,089)	(2,131)	—	(646)
Settlements	(29)	(214)	(388)	—
Foreign currency exchange rate changes	—	—	2,623	1,630

Benefit obligation at end of year	55,185	48,954	26,536	19,188

Change in Plan Assets:
Fair value of plan assets at beginning of year	44,538	50,743	15,477	11,393
Actual return (loss) on plan assets	9,314	(9,930)	(1,747)	816
Employer contribution	5,014	5,994	1,499	2,342
Plan participants’ contributions	74	76	371	296
Benefits paid	(2,089)	(2,131)	—	(646)
Settlements	(29)	(214)	(388)	—
Foreign currency exchange rate changes	—	—	1,757	1,276

Fair value of plan assets at end of year	56,822	44,538	16,969	15,477

Funded status	1,637	(4,416)	(9,567)	(3,711)
Unrecognized actuarial loss	30,057	35,873	6,325	982
Unrecognized prior service cost	2,443	—	—	—

Net amount recognized	$34,137	$31,457	$(3,242)	$(2,729)

Amounts Recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$35,045	$35,551	$—	$—
Accrued benefit liability	(16,316)	(21,158)	(3,242)	(2,729)
Accumulated other comprehensive loss	15,408	17,064	—	—

Net amount recognized	$34,137	$31,457	$(3,242)	$(2,729)

The weighted average assumptions used in accounting for the pension plans for the years ended December 31, 2003 and 2002 are as follows:

	Domestic Plans		Foreign Plans
	2003	2002	2003	2002
Discount rate	6.00%	6.25%	2.00%-6.00%	2.00%-6.00%
Expected return on plan assets	8.00%	8.00%	8.00%	8.00%
Rate of compensation increase	—	5.00%	5.00%	4.00%-5.00%

Invitrogen uses an actuarial measurement date of January 1 of the current year to determine pension and other postretirement benefit measurements as of December 31 of the current year. The discount rate is the estimated rate at which the obligation for pension benefits could effectively be settled. The expected return on plan assets reflects the average rate of earnings that Invitrogen estimates will be generated on the assets of the plans. The rate of compensation increase reflects Invitrogen’s best estimate of the future compensation levels of the individual employees covered by the plans. When calculating pension expense for 2003, Invitrogen assumed that its plan’s assets would generate a long-term rate of return of 8.0%. This rate is equal to the assumed rate of return used to calculate pension expense for 2002. Invitrogen develops its expected long-term rate of return assumption based on historical experience and by evaluating input from the trustee managing the plan assets, including the trustee’s review of asset class return expectations by several consultants and economists as well as long-term inflation assumptions. Invitrogen’s expected long-term rate of return on plan assets is based on a target allocation of assets that was set so as to earn the highest rate of return while maintaining risk at acceptable levels. The plan strives to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio.

The assumed health care cost trend rates on the Dexter PRMB Plan at December 31, 2003 are as follows:

	Medical	Dental
Health care cost trend rate assumed for next year	9.00%	5.00%
Rate to which the cost trend rate is assumed to decline	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2010	—

Assumed health care cost trend rates have a significant effect on the amounts reported for the Dexter PRMB Plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

(in thousands)	1% increase	1% decrease
Effect on interest cost plus service cost	$139	$(132)
Effect on postretirement benefit obligation	2,370	(2,238)

The components of net periodic pension cost for Invitrogen’s pension plans for the years ended December 31, 2003, 2002 and 2001 are as follows:

	Domestic Plans
(in thousands)	2003	2002	2001
Service cost	$—	$177	$2,494
Interest cost	3,163	2,927	3,215
Expected return on plan assets	(3,519)	(4,526)	(5,259)
Amortization of prior service cost	239	—	—
Amortization of actuarial loss	2,450	1,180	166

Net periodic pension cost (income)	$2,333	$(242)	$616

	Foreign Plans
(in thousands)	2003	2002	2001
Service cost	$1,748	$1,271	$1,109
Interest cost	1,208	934	735
Expected return on plan assets	(1,277)	(948)	(753)
Amortization of actuarial loss	2	3	—

Net periodic pension cost	$1,681	$1,260	$1,091

The Dexter PRMB Plan is a frozen plan with plan assets in excess of benefit obligations. Net periodic pension (cost) income for the plan was $(0.5) million, $1.3 million and $2.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. Net periodic pension (cost) income for this plan is included in other income, net, in the Consolidated Statements of Operations. The (decrease) increase in minimum liability included in other comprehensive income for the years ended December 31, 2003 and 2002 was $(1.7) million and $11.8 million, respectively.

The projected benefit obligations, accumulated benefit obligations and fair values of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2003 and 2002 were as follows:

	Domestic Plans		Foreign Plans
(in thousands)	2003	2002	2003	2002
Projected benefit obligation	$47,670	$45,484	$2,057	$1,231
Accumulated benefit obligation	$47,670	$44,818	$905	$631
Fair value of plan assets	$31,354	$23,660	$—	$—

The weighted average asset allocations at December 31, 2003, and 2002, by asset category, for Invitrogen’s domestic pension plan and the Dexter PRMB Plan are as follows:

	Domestic Plan		Dexter PRMB Plan
	2003	2002	2003	2002
Equity securities	70%	54%	70%	73%
Debt securities	30%	21%	30%	—
Registered investment companies	—	—	—	19%
Cash equivalents	—	25%	—	7%
Other	—	—	—	1%

Total	100%	100%	100%	100%

Plan assets are invested using active investment strategies that employ multiple investment funds. Funds cover a range of investment styles and approaches and are combined in a way to achieve a target allocation across capitalization, and style biases (equities), and interest rate expectations (fixed income). Risk is controlled through diversification among multiple asset classes, fund managers, styles, and securities. Company management and an investment advisor monitor performance against benchmark indices.

Invitrogen’s policy is to fund its benefit plans in accordance with applicable IRS laws and requirements. Invitrogen does not expect to contribute to its Dexter PRMB Plan in 2004 as it is overfunded. Contribution to Invitrogen’s other pension plans in 2004, if any, will be determined later in the year.

11. EMPLOYEE STOCK PLANS

Employee Stock Purchase Plan

Invitrogen has a qualified employee stock purchase plan whereby eligible employees may elect to withhold up to 15% of their compensation to purchase shares of Invitrogen’s stock on a quarterly basis at a discounted price equal to 85% of the lower of the employee’s offering price or the closing price of the stock on the date of purchase. During the years ended December 31, 2003, 2002 and 2001 employees purchased 166,204, 105,686 and 112,013 shares at an average price of $24.53, $30.58 and $37.85 per share, respectively. As of December 31, 2003 there were 317,650 shares of Invitrogen’s common stock reserved for future issuance under the plan.

Restricted Stock Awards

During 2003, Invitrogen issued 155,000 shares of restricted stock awards with a weighted average grant date fair value of $49.34 per share to certain executive officers and key employees. The awards generally vest over four years. The deferred compensation for these restricted stock awards is based on the number of shares granted multiplied by the fair market value of the stock on the date of grant and then amortized as stock-based compensation expense over the vesting period of the restricted stock. For the year ended December 31, 2003, Invitrogen recognized $0.7 million in stock-based compensation expense related to these awards. At December 31, 2003, there was $6.9 million remaining in unamortized deferred compensation. The estimated amortization expense of the deferred compensation on the restricted stock awards as of December 31, 2003 is $1.9 million for 2004 through 2006 and $1.2 million for 2007

As a result of our merger with Dexter in 2000, Invitrogen assumed liability for certain restricted stock and cash awards previously issued by Dexter to employees of Dexter and Life Technologies. Vesting of the restricted stock awards, in general, occurred in September 2001 or upon Invitrogen’s elimination of the employee’s position, whichever was earlier. Compensation cost was recognized for the fair value of the restricted stock awarded and, under variable plan accounting treatment, the awards were marked-to-market at the end of each reporting period and amortized over the remaining vesting period. For the year ended December 31, 2001, Invitrogen recognized $1.0 million in stock and cash based compensation related to these awards.

Employee Stock Option Plans

Invitrogen has nine stock option plans: the 1995, 1997, 2000, 2001 and 2002 Invitrogen Corporation stock option plans, the 1996 and 1998 NOVEX Stock Option/Stock Issuance Plans, the Life Technologies 1995 and 1997 Long-Term Incentive Plans. Under these plans, incentive stock options and non-qualified stock options are granted to eligible employees and directors to purchase shares of Invitrogen’s common stock at an exercise price equal to no less than the fair market value of such stock on the date of grant.

Invitrogen recognized deferred compensation expense for the difference between the exercise price and the fair market value of the common stock on the date of grant. Invitrogen also recognized deferred compensation for the intrinsic value of the unvested stock options assumed in the Molecular Probes and Life Technologies business combinations. Deferred compensation is amortized to stock-based compensation expense over the vesting period of the stock option. During the years ended December 31, 2003, 2002 and 2001, Invitrogen recognized $0.8 million, $0.2 million and $1.2 million, respectively, in stock-based compensation expense related to stock options. At December 31, 2003 there was $4.3 million remaining in unamortized deferred compensation. The estimated amortization expense of the deferred compensation on the unvested stock options assumed in the Molecular Probes business combination as of December 31, 2003 is $2.0 million for 2004, $1.5 million for 2005 and $0.8 million for 2006.

Pursuant to an employment agreement entered in May 2003, Invitrogen granted an option to purchase 675,000 shares of Invitrogen’s common stock to its new Chief Executive Officer. The option price was determined based on the fair market value of the common stock on the date of grant. This option grant is not included in any of the Invitrogen option plans discussed above.

All stock option plans, except the 1997, 2000, 2001 and 2002 Invitrogen Corporation plans, have been frozen and grants will no longer be made from the frozen plans. Invitrogen may issue up to 12.7 million shares of stock under these plans, of which 7.7 million were granted and outstanding options and 5.0 million were available for future grants at December 31, 2003. Options generally vest over a period of time ranging up to four years, are exercisable in whole or in installments, and expire ten years from the date of grant.

A summary of the status of Invitrogen’s stock option plans at December 31, 2001, 2002 and 2003 and changes during the periods then ended is presented in the tables below:

(in thousands, except per share data)	Options	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2000	5,661	$46.72
Granted	1,740	$68.59
Exercised	(939)	$27.72
Canceled	(1,528)	$53.59

Outstanding at December 31, 2001	4,934	$55.93
Granted	2,917	$35.91
Exercised	(162)	$11.02
Canceled	(1,400)	$64.66

Outstanding at December 31, 2002	6,289	$45.89
Granted	2,563	$50.86
Options assumed through business combination	414	$7.84
Exercised	(1,106)	$28.58
Canceled	(499)	$51.12

Outstanding at December 31, 2003	7,661	$47.65

At December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$ 0.84-$ 8.63	259	5.9	$ 5.10	116	$ 3.70
$12.00-$29.83	463	7.0	$25.41	241	$23.54
$30.08-$38.19	2,771	8.7	$34.48	688	$33.98
$40.50-$59.88	1,727	7.4	$55.03	814	$55.03
$60.00-$69.13	1,688	8.9	$63.55	342	$65.36
$70.00-$95.75	753	7.0	$71.84	496	$72.07

$ 0.84-$95.75	7,661	8.1	$47.65	2,697	$49.08

12. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information for the years ended December 31, 2003, 2002 and 2001 is as follows:

(in thousands)	2003	2002	2001
Cash paid for interest	$21,277	$21,032	$9,798

Cash paid for income taxes	$51,923	$42,974	$28,717

Non cash Investing and Financing Activities:
Notes receivable from divestiture of businesses	$—	$674	$—

Detail of Purchase Business Combinations:
Fair value of net assets acquired, other than cash	$(422,784)	$(6,441)	$(7,347)
Release of escrow proceeds from Dexter business sold prior to merger	—	—	10,325

Net cash (paid for) acquired from business combinations	$(422,784)	$(6,441)	$2,978

13. QUARTERLY FINANCIAL DATA (unaudited)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2003(1)
Revenue	$180,642	$192,387	$196,939	$207,770	$777,738
Gross margin	109,189	118,877	119,780	121,503	469,349
Net income	16,912	16,931	13,698	12,589	60,130
Earnings per common share:
Basic	$0.34	$0.34	$0.27	$0.25	$1.19
Diluted	$0.34	$0.34	$0.26	$0.24	$1.17
2002(2)
Revenues	$159,899	$164,290	$162,588	$161,820	$648,597
Gross margin	91,953	96,696	95,156	94,894	378,699
Net income	14,518	8,063	14,935	10,151	47,667
Earnings per common share:
Basic	$0.27	$0.15	$0.28	$0.20	$0.91
Diluted	$0.27	$0.15	$0.28	$0.20	$0.90

(1)	2003 includes the results of operations of the PanVera Business and Molecular Probes, Inc. as of March 28, 2003, and August 20, 2003, the respective dates of the acquisitions, and affects the comparability of the Quarterly Financial Data. During 2003, Invitrogen also completed other acquisitions that were not material which were accounted for as purchases, and, accordingly, the results of operations have been included in the accompanying consolidated financial statements from the dates of these acquisitions. See note 2 to Notes to Consolidated Financial Statements.

(2)	2002 includes the results of operations of InforMax, Inc. as of December 6, 2002, the date of the acquisition, and affects the comparability of the Quarterly Financial Data. See note 2 of Notes to Consolidated Financial Statements.

14. SUBSEQUENT EVENTS

Business Combination

On February 6, 2004, Invitrogen acquired all of the common stock and outstanding debt of BioReliance Corporation, which was a publicly traded company, for an estimated cash purchase price of $433 million, plus the assumption of outstanding debt of approximately $70 million, subject to normal purchase conditions and adjustments. Invitrogen also expects to incur closing costs of approximately $3.7 million. The results of operations of BioReliance will be included in Invitrogen’s consolidated financial statements from the date of acquisition.

Issuance of Convertible Debt

On February 19, 2004, Invitrogen issued $450 million principal amount of 1½% senior convertible notes (the “1½% Notes”) due 2024 to certain qualified institutional buyers. After expenses, the Company expects to receive net proceeds of approximately $440.7 million. Interest on the 1½% Notes is payable semi-annually on February 15th and August 15th. In addition to the coupon interest of 1½%, additional interest of 0.35% of the market value of the notes may be required to be paid beginning February 15, 2012, if the market value of the notes during specified testing periods is 120% or more of the principal value. The 1½% Notes were issued at 100% of principal value, and are convertible into 4.4 million shares of common stock at the option of the holder upon the occurrence of certain events at a price of $102.03 per share. The 1½% Notes may be redeemed, in whole or in part, at the Company’s option on or after February 15, 2012, at 100% of the principal amount. In addition, the holders of the 1½% Notes may require the Company to repurchase all or a portion of the 1½% Notes for 100% of the principal amount, plus accrued interest, on February 15, 2012, 2017 and 2022. Invitrogen has also granted an option to the initial purchasers of the notes to purchase by March 3, 2004, up to an additional $67.5 million aggregate principal amount of notes.

Redemption of Convertible Debt

Invitrogen expects to use a portion of the proceeds from the issuance of the 1½% Notes in March 2004 to redeem the 5½% Convertible Subordinated Notes, due 2007, at the stated premium of 102.357 plus accrued interest through the date of redemption. Invitrogen expects to record a loss on the payment of the premium of $4.1 million and a loss on the write-off of unamortized deferred debt costs of $2.7 million during the three months ending March 31, 2004.

PART III

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On April 5, 2002, the Board of Directors of Invitrogen, upon the recommendation of its Audit Committee, dismissed Arthur Andersen LLP (“Arthur Andersen” or “AA”) as Invitrogen’s independent public accountants and engaged Ernst & Young LLP (“E&Y”) to serve as Invitrogen’s independent public accountants for the year ending December 31, 2002.

Arthur Andersen’s reports on Invitrogen’s consolidated financial statements for each of the years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with its audits for Invitrogen’s years ended December 31, 2001 and 2000 and through April 5, 2002, there were no disagreements between Invitrogen and Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to AA’s satisfaction, would have caused AA to make reference to the subject matter in connection with AA’s report on Invitrogen’s consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

Invitrogen provided Arthur Andersen with a copy of the foregoing disclosures. We filed a copy of AA’s letter, dated April 8, 2002, stating its agreement with such statements as an exhibit to our Current Report on Form 8-K, filed on April 9, 2002, and incorporate it herein by reference.

During the period from January 1, 2002 through April 5, 2002, Invitrogen did not consult E&Y with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Invitrogen’s consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Information about the Directors of Invitrogen is incorporated by reference from our proxy statement for the 2004 Annual Meeting of Stockholders filed with the SEC (the “Proxy Statement”) under the heading “Election of Directors”. Information about Section 16 reporting compliance is incorporated by reference to the Proxy Statement under the heading “Section 16 Beneficial Ownership Reporting Compliance.” Information about our Code of Conduct is incorporated by reference to the Proxy Statement under the heading “Protocol.” Information regarding our Executive Officers is set forth in Item 1 of Part I of this Form 10-K under the caption “Executive Officers of the Registrant”.

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

ITEM 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Principal Accounting Fees and Services”.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1. Financial Statements

The following consolidated financial statements of Invitrogen Corporation are included in Item 8.

2. Financial Statement Schedules: Schedule II— Valuation and Qualifying Accounts Financial statements and schedules other than those listed below in item (d) are omitted for reason that they are not applicable, are not required, or the information is included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

3. List of exhibits filed with this Annual Report on Form 10-K: For a list of exhibits filed with this Form 10-K, refer to the exhibit index beginning on page 82.

(b)	Reports on Form 8-K.

The following reports on Form 8-K were filed during the quarter ended December 31, 2003:

1)	A Report on Form 8-K was filed on October 23, 2003, reporting under Item 9 the announcement of Invitrogen’s third quarter 2003 financial results via a press release and conference call on October 23, 2003.

2)	A Report on Form 8-K/A was filed on October 31, 2003, reporting under Item 7 the following: (1) the audited financial statements for Molecular Probes, as of and for the year ended September 30, 2002, and the unaudited interim financial statements for Molecular Probes, as of and for the nine months ended June 30, 2003, and (2) the pro forma financial information for the combined balance sheet of Invitrogen, Molecular Probes, and the assets acquired and liabilities assumed from PanVera LLC for the six months ended June 30, 2003, and the year ended December 31, 2002.

(c)	Exhibits: For a list of exhibits filed with this Form 10-K, refer to the exhibit index beginning on page 82.

(d)	Financial Statement Schedules: Schedule II — Valuation and Qualifying Accounts (see next page)

Schedule II — Valuation and Qualifying Accounts

For the Years Ended December 31, 2003, 2002 and 2001

(in thousands)	Balance at Beginning of Period	Net Additions Charged (Credited) to Expense	Additions Acquired (Excess Reserve Reductions) from Business Combinations	Deductions(1)	Foreign Currency Effect on Translation	Balance at End of Period
Allowance for Doubtful Accounts
Year ended December 31, 2003	$4,431	$76	$(418)	$(751)	$791	$4,129
Year ended December 31, 2002	5,281	520	(292)	(1,587)	509	4,431
Year ended December 31, 2001	5,535	749	410	(989)	(424)	5,281
Accrued Merger and Restructuring Related Costs
Year ended December 31, 2003	$3,467	$393	$5,919	$(8,984)	$—	$795
Year ended December 31, 2002	17,655	7,015	4,894	(26,097)	—	3,467
Year ended December 31, 2001	14,803	10,540	38,325	(46,013)	—	17,655
Accrued Claims and Assessments
Year ended December 31, 2003	$14,675	$—	$—	$(14,113)	$—	$562
Year ended December 31, 2002	13,875	—	800	—	—	14,675
Year ended December 31, 2001	3,575	—	10,651	(351)	—	13,875
Insurance, Environmental and Divestiture Reserves
Year ended December 31, 2003	$10,568	$(147)	$—	$(138)	$—	$10,283
Year ended December 31, 2002	12,146	(271)	(533)	(774)	—	10,568
Year ended December 31, 2001	15,846	1,420	(595)	(4,525)	—	12,146

Accrued merger and restructuring related costs are classified as follows at December 31:

(in thousands)	2003	2002
Current portion	$795	$3,314
Long-term portion	—	153

Total included above	$795	$3,467

Insurance, environmental and divestiture reserves are classified as follows at December 31:

(in thousands)	2003	2002
Current portion	$2,454	$2,603
Long-term portion	7,829	7,965

Total included above	$10,283	$10,568

Reconciliations of Net Additions Charged to Expense reported above to business integration and merger costs reported in the Consolidated Statements of Operations are as follows:

(in thousands)	2003	2002	2001
Accrued merger and restructuring related costs	$393	$7,015	$10,540
Non-cash merger related costs:
Impairment losses on prepaid and fixed assets and notes receivable	925	9,192	781

Total merger costs	$1,318	$16,207	$11,321

(1)	Deductions for Allowance for Doubtful Accounts are for accounts written-off. Deductions for all other accounts are for amounts paid in cash or reclassified to accounts payable, except for $1.9 million in accrued merger costs in 2001 that represents common shares of Invitrogen tendered to selling shareholders and $15.0 million in accrued merger costs in 2001 for the write-off of fixed assets.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVITROGEN CORPORATION

Date: March 1, 2004	By:	/s/ GREGORY T. LUCIER

Gregory T. Lucier Chief Executive Officer and President (Principal Executive Officer and Authorized Signatory)

Pursuant to the requirements of the Securities Act, this report has been signed by the following persons in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ GREGORY T. LUCIER Gregory T. Lucier	Chief Executive Officer, President and Director (Principal Executive Officer)	March 2, 2004

/s/ C. ERIC WINZER C. Eric Winzer	Chief Financial Officer (Principal Financial Officer)	March 1, 2004

/s/ JOHN M. RADAK John M. Radak	Vice President, Finance (Principal Accounting Officer)	March 3, 2004

/s/ RAYMOND V. DITTAMORE Raymond V. Dittamore	Director	March 2, 2004

James R. Glynn	Director

/s/ DONALD W. GRIMM Donald W. Grimm	Director	March 1, 2004

/s/ BALAKRISHNAN S. IYER Balakrishnan S. Iyer	Director	March 2, 2004

/s/ BRADLEY G. LORIMIER Bradley G. Lorimier	Director	March 2, 2004

/s/ DAVID E. MCCARTY David E. McCarty	Director	March 1, 2004

William J. Mercer	Director

/s/ JAY M. SHORT, PH.D. Jay M. Short, Ph.D.	Director	March 1, 2004

INDEX TO EXHIBITS

(In our Annual Report on Form 10-K for the Year Ended December 31, 2001, we

numbered sequentially all of the material contracts that we had filed as of

March 31, 2002. Since that time, we have continued to number sequentially any additional material contracts that we file for ease of reference.)

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
2.1	Agreement and Plan of Merger, by and between Invitrogen and Life Technologies, Inc., dated July 7, 2000.(1)

2.2	Agreement and Plan of Merger, by and between Invitrogen and Dexter Corporation, dated July 7, 2000.(1)

2.3	Agreement and Plan of Merger, by and between Invitrogen, Babcock, Inc. and InforMax, Inc., dated October 15, 2002.(2)

2.4	Agreement and Plan of Merger, by and among Invitrogen, INVO Merger Corporation, and NOVEX, dated June 14, 1999(3)

2.5	Agreement and Plan of Merger, by and among Invitrogen, RG Merger Corporation, and Research Genetics, Inc., dated February 1, 2000(4)

2.6	Asset Purchase Agreement by and among Vertex Pharmaceuticals Incorporated, PanVera LLC and Invitrogen Corporation, dated February 4, 2003.(5)

2.7	Agreement and Plan of Merger, by and among Invitrogen Corporation, Mallard Acquisition Corporation, Molecular Probes, Inc. and Richard P. Haugland, as the Shareholders’ Agent, dated July 2, 2003.(28)

2.8	Agreement and Plan of Merger, by and among Invitrogen, Baseball Acquisition Corporation, and BioReliance Corporation, dated February 4, 2004.

3.1	Restated Certificate of Incorporation of Invitrogen, as amended.(6)

3.2	Amended and Restated Bylaws of Invitrogen.(7)

3.3	Certificate of Correction to the Restated Certificate of Incorporation of Invitrogen, dated February 21, 2001.(8)

3.4	Certificate of Designation, Preferences and Rights of the Terms of the Series B Preferred Stock, dated March 27, 2001.(8)

4.1	Specimen Common Stock Certificate.(9)

4.2	5 1/2% Convertible Subordinated Notes Due 2007, Registration Rights Agreement, by and among Invitrogen, and Donaldson, Lufkin & Jenrette Securities Corporation et al., as Initial Purchasers, dated March 1, 2000.(10)

4.3	Indenture, by and between Invitrogen and State Street Bank and Trust Company of California, N.A., dated March 1, 2000.(10)

4.4	2 1/4% Convertible Subordinated Notes due 2006, Registration Rights Agreement, by and among Invitrogen and Credit Suisse First Boston Corporation et al., as Initial Purchasers, dated December 11, 2001.(11)

4.5	Indenture, by and between Invitrogen and State Street Bank and Trust Company of California, N.A. and Table of Contents of Indenture, including Cross-Reference Table to the Trust Indenture Act of 1989, dated December 11, 2001.(11)

10.1	License Agreement, by and between Molecular Chimerics Corporation and Invitrogen, dated May 10, 1990.(9)

10.2	Purchase Agreement, by and between Cayla and Invitrogen, as amended, effective as of July 1, 1994.(9)

10.3	1995 Invitrogen Stock Option Plan.(9)

10.4	1996 Novel Experimental Technology Stock Option/Stock Issuance Plan.(12)

10.5	1997 Invitrogen Stock Option Plan, as amended, and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder.(13)

10.6	License Agreement, by and between Sloan-Kettering Institute for Cancer Research and Invitrogen, dated January 22, 1997.(9)

10.8	Novel Experimental Technology Employee Stock Ownership Plan and Trust Agreement, as amended, effective as of April 1, 1997.(14)

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

10.10	Stock Purchase Agreement, by and among Invitrogen and MorphaGen, Inc., a Delaware Corporation, dated November 3, 1998.(9)

10.11	1998 Novel Experimental Technology Stock Option/Stock Issuance Plan.(12)

10.12	1998 Invitrogen Employee Stock Purchase Plan, as amended, and form of subscription agreement thereunder.(2)

10.13	Patent License Agreement, by and among F. Hoffmann-La Roche Ltd., Roche Molecular Systems, Inc. and Invitrogen, effective as of July 1, 1998.(9)

10.14	Assignment of Intellectual Property Conditional On Payment, by and between Molecular Biology Resources and Invitrogen, dated May 31, 1999.(15)

10.16	Lease, by and between CalWest Industrial Properties, LLC, a California limited liability company, and Invitrogen, dated as of May 31, 2001.(11)

10.17	Lease, by and between Blackmore Signal Hill, a California Limited Partnership, and Invitrogen, dated October 7, 1999.(16)

10.18	Lease, by and between Blackmore Lot 99 Investment, a California Limited Partnership, and Invitrogen, dated December 20, 1999.(16)

10.21	5 1/2% Convertible Subordinated Note Due 2007.(16)

10.22	5 1/2% Convertible Subordinated Notes due 2007, Purchase Agreement, dated February 25, 2000.(16)

10.24	Contract of Sale, by and between Invitrogen and Human Genome Sciences, Inc., dated March 7, 2001.(8)

10.26	2 1/4% Convertible Subordinated Notes due 2006.(11)

10.27	2 1/4% Convertible Subordinated Notes due 2006, Purchase Agreement, dated December 11, 2001.(11)

10.34	Rights Agreement, by and between Invitrogen and Fleet National Bank Rights Agent, dated February 27, 2001.(18)

10.35	2000 Nonstatutory Stock Option Plan, as amended and restated on July 19, 2001.(19)

10.36	Letter to Mr. Raymond Dittamore, regarding Non-Employee Director Compensation, dated November 5, 2001.(19)

10.37	Invitrogen 401(k), as amended and restated, effective as of January 1, 2002.(11)

10.38	Settlement and Retention Agreement, by and between Invitrogen and C. Eric Winzer, dated as of May 31, 2002.(20)

10.39	Settlement and Retention Agreement, by and between Invitrogen and Daryl J. Faulkner, dated as of May 31, 2002.(20)

10.42	Promotion and Relocation Letter, by and between Invitrogen and Daryl J. Faulkner, dated May 31, 2002.(20)

10.43	Promotion and Relocation Letter, by and between Invitrogen and C. Eric Winzer, dated May 31, 2002.(20)

10.44	Settlement and Retention Agreement, by and between Invitrogen and John A. Cottingham, dated as of June 7, 2002.(20)

10.46	Form of Secured Promissory Note under Invitrogen’s Employee Relocation Guidelines.(20)

10.47	Form of Deed of Trust with Assignment of Rents under Invitrogen’s Employee Relocation Guidelines.(20)

10.48	Form of Addendum to Deed of Trust with Assignment of Rents under Invitrogen’s Employee Relocation Guidelines.(20)

10.49	Form of Employee Relocation Guidelines under Invitrogen’s Employee Relocation Guidelines.(20)

10.50	Settlement Agreement between Invitrogen and Daryl J. Faulkner dated September 9, 2002.(21)

10.51	Executive Employment and Severance Agreement, by and between Invitrogen and James R. Glynn, effective as of December 5, 2002.(22)

10.52	Confidential Separation Agreement and General Release of All Claims, by and between Invitrogen and Lyle C. Turner, dated December 13, 2002.(22)

10.53	Independent Contractor Services Agreement, by and between Invitrogen and Lyle C. Turner dated December 13, 2002.(22)

10.54	University Research Park Ground Lease, by and between University Research Park I and PanVera Corporation, dated as of October 1, 1978.(23)

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

10.56	Amendment to Executive Employment and Severance Agreement by and between Invitrogen Corporation and James R. Glynn, dated as of June 27, 2003.(24)

10.57	Employment Agreement by and between Invitrogen Corporation and Gregory T. Lucier, to be effective as of May 26, 2003. (24)

10.58	Change-In-Control Agreement by and between Invitrogen Corporation and Gregory T. Lucier, dated as of May 26, 2003. (24)

10.59	Indemnification Agreement by and between Invitrogen Corporation and Gregory T. Lucier, dated as of May 26, 2003. (24)

10.60	Restricted Stock Agreement by and between Invitrogen Corporation and Claude D. Benchimol, dated as of September 4, 2003. (25)

10.61	Restricted Stock Agreement by and between Invitrogen Corporation and Gregory T. Lucier, dated as of May 30, 2003. (26)

10.62	NSO Agreement by and between Invitrogen Corporation and Gregory T. Lucier, dated as of May 30, 2003. (26)

10.63	Change-In-Control Agreement by and between Invitrogen Corporation and Claude D. Benchimol, dated as of October 16, 2003

10.64	Change-In-Control Agreement by and between Invitrogen Corporation and Benjamin E. Bulkley, dated as of October 16, 2003

10.65	Change-In-Control Agreement by and between Invitrogen Corporation and Joseph Rodriguez, dated as of October 23, 2003

10.66	Amended and Restated Change-In-Control Agreement by and between Invitrogen Corporation and John A. Cottingham, dated as of October 16, 2003

10.67	Amended and Restated Change-In-Control Agreement by and between Invitrogen Corporation and Daryl Faulkner, dated as of October 16, 2003

10.68	Amended and Restated Change-In-Control Agreement by and between Invitrogen Corporation and John D. Thompson, dated as of October 16, 2003

10.69	Amended and Restated Change-In-Control Agreement by and between Invitrogen Corporation and C. Eric Winzer, dated as of October 16, 2003

10.70	Restricted Stock Agreement by and between Invitrogen Corporation and Benjamin Bulkley, dated as of October 15, 2003.

10.71	Restricted Stock Agreement by and between Invitrogen Corporation and Joseph Rodriguez, dated as of October 20, 2003.

14.1	Invitrogen Protocol

16.1	Letter from Arthur Andersen LLP(27)

21.1	List of Subsidiaries.

23.1	Consent of Ernst & Young, LLP, Independent Auditors

23.2	Notice Regarding Consent of Arthur Andersen, LLP, Independent Auditors (27)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-43674). Original 1998 Invitrogen Employee Stock Purchase Plan (“Plan”) and form of subscription agreement thereunder are incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-68665) and amendment to Plan is incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-43674).

(2)	Incorporated by reference to the Registrant’s Report on Schedule TO filed on October 25, 2002.

(3)	Incorporated by reference to Registrant’s Registration Statement on Form S-4 (File No. 333-82593).

(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on March 30, 2001 (File No. 000-25317)

(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on April 11, 2003 (File No. 000-25317)

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2000 (File No. 000-25317).

(7)	The Amended and Restated Bylaws are incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-68665). A further amendment to the Bylaws adopted by a Resolution of the Board of Directors dated July 19, 2001 is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2001 (File No. 000-25317).

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2001 (File No. 000-25317).

(9)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-68665).

(10)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-37964).

(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2001 (File No. 000-25317), as amended.

(12)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-87085).

(13)	The 1997 Stock Option Plan, as amended and restated, is attached to Registrant’s Quarterly Report on Form 10-Q for the Quarterly period ended September 30, 2002 (File No. 000-25317). The forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement under the 1997 Stock Option Plan incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-43674).

(14)	Incorporated by reference to Registrant’s Registration Statement on Form S-1/A (File No. 333-87085).

(15)	Incorporated by Reference Registrant’s Registration Statement on Form S-4 (File No. 333-82593).

(16)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2000, (File No. 000-25317).

(17)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2001 (File No. 000-25317).

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 30, 2001 (File No. 000-25317).

(19)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2001 (File No. 000-25317).

(20)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2002 (File No. 000-25317).

(21)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2002 (File No. 000-25317).

(22)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2002 (File No. 000-25317).

(23)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2003 (File No. 000-25317).

(24)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2003 (File No. 000-25317)

(25)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-108442).

(26)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-105730).

(27)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on April 9, 2002 (File No. 000-25317).

(28)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on July 3, 2003 (File No. 000-25317).