Form 10-Q
period 2004-03-31
INVITROGEN CORP
filed 2004-05-10
CIK 1073431

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ or No ☐

As of May 3, 2004, there were 52,302,943 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INVITROGEN CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value data)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$433,911	$588,678
Short-term investments	439,504	403,427
Restricted cash and investments	17,911	6,632
Trade accounts receivable, net of allowance for doubtful accounts of $5,164 and $4,129, respectively	166,388	117,095
Inventories	115,285	126,707
Deferred income tax assets	20,277	19,310
Prepaid expenses and other current assets	28,132	25,495

Total current assets	1,221,408	1,287,344
Long-term investments	145,183	177,070
Property and equipment, net	239,479	186,231
Goodwill	1,390,037	983,407
Intangible assets, net	482,267	464,659
Deferred income tax assets	1,284	904
Other assets	72,434	66,074

Total assets	$3,552,092	$3,165,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term obligations	$2,551	$1,784
Accounts payable	59,799	55,745
Accrued expenses and other current liabilities	84,596	65,406
Income taxes	5,595	2,758

Total current liabilities	152,541	125,693
Long-term obligations, deferred credits and reserves	52,799	32,069
Pension liabilities	17,330	17,249
Deferred income tax liabilities	175,289	161,331
1½% Convertible Senior Notes due 2024	450,000	—
2% Convertible Senior Notes due 2023	350,000	350,000
2¼% Convertible Subordinated Notes due 2006	500,000	500,000
5½% Convertible Subordinated Notes due 2007	—	172,500

Total liabilities	1,697,959	1,358,842

Commitments and contingencies
Stockholders’ Equity:
Preferred stock; $0.01 par value, 6,405,884 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value, 125,000,000 shares authorized; 55,276,820 and 54,595,766 shares issued, respectively	552	546
Additional paid-in-capital	1,975,698	1,942,756
Deferred compensation	(11,282)	(11,265)
Accumulated other comprehensive income	60,004	56,158
Accumulated deficit	(73,985)	(84,494)
Less cost of treasury stock; 3,201,451 shares	(96,854)	(96,854)

Total stockholders’ equity	1,854,133	1,806,847

Total liabilities and stockholders’ equity	$3,552,092	$3,165,689

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2004	2003
	(Unaudited)
Revenues	$251,324	$180,642
Cost of revenues	109,339	71,453

Gross margin	141,985	109,189

Operating Expenses:
Sales and marketing	45,454	35,819
General and administrative	27,023	19,844
Research and development	15,748	10,625
Purchased intangibles amortization	28,228	16,676
Business integration costs	—	320

Total operating expenses	116,453	83,284

Income from operations	25,532	25,905

Other income (expense):
Interest income	5,854	6,174
Interest expense	(9,481)	(6,489)
Loss on early retirement of debt	(6,775)	—
Other income (expense), net	32	(277)

Total other income and expense, net	(10,370)	(592)

Income before provision for income taxes and minority interest	15,162	25,313
Provision for income taxes	(4,653)	(8,277)
Minority interest	—	(124)

Net income	$10,509	$16,912

Earnings per common share:
Basic	$0.20	$0.34

Diluted	$0.20	$0.34

Weighted average shares used in per share calculation:
Basic	51,697	49,998
Diluted	53,858	50,243

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Three Months Ended March 31,
	2004	2003
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,509	$16,912
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of businesses acquired:
Depreciation	8,866	5,950
Amortization of intangible assets	28,907	17,474
Amortization of deferred debt issue costs	922	818
Amortization of premiums on investments, net of accretion of discounts	2,269	2,644
Amortization of deferred compensation	897	—
Deferred income taxes	(9,137)	(8,629)
Other non-cash adjustments	3,654	825
Changes in operating assets and liabilities:
Trade accounts receivable	(24,453)	(16,792)
Inventories	14,679	(3,203)
Prepaid expenses and other current assets	(419)	(774)
Other assets	(670)	104
Accounts payable	(10,116)	(861)
Accrued expenses and other current liabilities	408	(66)
Income taxes	4,084	11,141

Net cash provided by operating activities	30,400	25,543

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of available-for-sale securities	337,399	—
Purchases of available-for-sale securities	(344,700)	—
Maturities of held-to-maturity securities	—	100,953
Purchases of held-to-maturity securities	—	(58,700)
Cash paid for business combinations, net of cash acquired	(466,232)	(101,439)
Purchases of property and equipment	(6,608)	(5,945)
Proceeds from sale of property, plant and equipment	—	2,694
Payments for intangible assets	(542)	(50)

Net cash used in investing activities	(480,683)	(62,487)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term obligations	440,650	—
Principal payments on long-term obligations	(172,654)	(2,293)
Proceeds from sale of common stock	24,495	905
Purchase of treasury stock	—	(5,354)

Net cash provided by (used in) financing activities	292,491	(6,742)
Effect of exchange rate changes on cash	3,025	201

Net decrease in cash and cash equivalents	(154,767)	(43,485)
Cash and cash equivalents, beginning of period	588,678	537,817

Cash and cash equivalents, end of period	$433,911	$494,332

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

Financial Statement Preparation

The consolidated financial statements are unaudited and include the accounts of Invitrogen Corporation (Invitrogen) and its wholly-owned subsidiaries, collectively referred to as Invitrogen. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim financial statements have been prepared, without audit, according to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the SEC’s rules and regulations. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows as of and for the periods indicated.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 3, 2004.

Inventories

Inventories include material, labor and overhead costs in addition to purchase accounting adjustments to write-up acquired inventory to estimated selling prices less costs to complete, costs of disposal and a reasonable profit allowance. Inventories consist of the following:

(in thousands)	March 31, 2004	December 31, 2003
	(Unaudited)
Raw materials and components	$17,224	$15,800

Work in process (materials, labor and overhead)	13,427	11,920
Adjustment to write up acquired work in process inventory to fair value	7,309	16,442

Total work in process	20,736	28,362

Finished goods (materials, labor and overhead)	77,325	81,340
Adjustment to write up acquired finished goods inventory to fair value	—	1,205

Total finished goods	77,325	82,545

	$115,285	$126,707

Long-Lived Assets

Invitrogen periodically re-evaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of its long-lived assets. The criteria used for these evaluations include management’s estimate of the asset’s continuing ability to generate income from operations and positive cash flow in future periods as well as the strategic significance of any intangible asset in Invitrogen’s business objectives. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets, which is determined by applicable market prices.

Accumulated Depreciation and Amortization

Accumulated depreciation and amortization of property and equipment was $86.5 million and $77.8 million at March 31, 2004, and December 31, 2003, respectively. Accumulated amortization of intangible assets was $265.0 million and $236.1 million at March 31, 2004, and December 31, 2003, respectively.

Computation of Earnings Per Common Share

Basic earnings per share was computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if net income were divided by the weighted average number of common shares, plus potential common shares from outstanding stock options and contingently issuable restricted stock plus the conversion of the convertible subordinated notes where the effect of those securities is dilutive. Until such time that the restricted convertibility features of the 1½% Convertible Senior Notes due 2024 (the 1½% Notes) and the 2% Convertible Senior Notes due 2023 (the 2% Notes) are met, the 1½ Notes and the 2% Notes are not considered in Invitrogen’s diluted earnings per common share calculation. The computations for basic and diluted earnings per share are as follows:

(in thousands, except per share amounts)(unaudited)	Income (Numerator)	Shares (Denominator)	Earnings Per Share
Three Months Ended March 31, 2004
Basic earnings per share:
Net income	$10,509	51,697	$0.20

Diluted earnings per share:
Dilutive stock options	—	1,997
Contingently issuable restricted stock	—	164

Net income plus assumed conversions	$10,509	53,858	$0.20

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		525
2¼% Convertible Subordinated Notes due 2006		5,807
5½% Convertible Subordinated Notes due 2007		1,669

		8,001

Three Months Ended March 31, 2003

Basic earnings per share:
Net income	$16,912	49,998	$0.34

Diluted earnings per share:
Dilutive stock options	—	245

Net income plus assumed conversions	$16,912	50,243	$0.34

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		5,410
2¼% Convertible Subordinated Notes due 2006		5,807
5½% Convertible Subordinated Notes due 2007		2,025

		13,242

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

	For the Three Months Ended March 31,
(in thousands, except per share amounts)(unaudited)	2004	2003
Net income, as reported	$10,509	$16,912
Add: Stock-based compensation expense included in reported net income, net of related tax effects	622	—
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,649)	(10,329)

Pro forma net income	$2,482	$6,583

Earnings per share:
Basic – as reported	$0.20	$0.34

Basic – pro forma	$0.05	$0.13

Diluted – as reported	$0.20	$0.34

Diluted – pro forma	$0.05	$0.13

Comprehensive Income

Total comprehensive income is determined as follows:

	For the Three Months Ended March 31,
(in thousands)(unaudited)	2004	2003
Net income	$10,509	$16,912
Unrealized loss on investments, net of deferred taxes	(381)	—
Gain on cash flow hedging instruments, net of deferred taxes	2,087	—
Foreign currency translation adjustments net of deferred taxes	2,141	1,377

Total comprehensive income	$14,356	$18,289

Recent Accounting Pronouncements

In December 2003, the FASB issued FASB Staff Position No. FAS 106-1 (FSP 106-1), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The guidance is effective for initial interim or annual fiscal periods ending after December 7, 2003. FSP 106-1 permits employers that sponsor postretirement benefit plans (plan sponsors) that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the Act). Without FSP 106-1, plan sponsors would be required under Statement of Financial Accounting Standards (SFAS) No. 106, “Employers Accounting for Postretirement Benefits Other Than Pensions,” to account for the effects of the Act in the fiscal period that includes December 8, 2003, the date the President signed the Act into law. Invitrogen has elected to defer accounting for the effects of the Act. As a result of this, measurement of the accumulated plan benefit obligation and net periodic postretirement benefit cost does not reflect the effects of the Act on Invitrogen’s postretirement benefit plan. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require Invitrogen to change previously reported disclosures regarding its Dexter Postretirement Health and Benefit Program.

Reclassifications

Certain reclassifications have been made to conform prior period financial information to the current presentation. These reclassifications had no effect on reported income or losses. The Consolidated Statement of Cash

Flows for the three months ended March 31, 2003, includes a reclassification of reporting of amortization of premiums on investments, net of accretion, from investing activities to operating activities, to conform with 2004 reporting. The 2004 presentation of 2003 selling, administrative and research and development costs by segment reflects reclassifications of general and administrative costs from the unallocated segment to the BioDiscovery and BioProduction segments to conform to Invitrogen’s corporate expense allocation methodology applied in 2004.

2.	Business Combination

BioReliance Acquisition

On February 6, 2004, Invitrogen acquired all of the outstanding shares of common stock and stock options of BioReliance Corporation (BioReliance). Based in Maryland, BioReliance is a contract service organization, providing testing and manufacturing services for biotech and research companies that are involved in early preclinical product development through licensed production. The primary reason for the acquisition is to improve Invitrogen’s drug discovery offering, by helping to create a system for drug discovery, development and production. Invitrogen has continued BioReliance’s operations as part of its BioProduction business segment.

The results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. The total cost of the acquisition is as follows:

(in thousands)(unaudited)
Cash paid for common stock	$404,793
Cash paid for outstanding common stock options	28,505
Debt assumed as a result of acquisition	70,436
Direct costs	4,653

Total purchase price	$508,387

The allocation of the above purchase price is estimated to be as follows:

(in thousands)(unaudited)
Fair value of net tangible assets acquired	$126,255
Fair value of debt assumed	(70,436)
Fair value of identifiable intangible assets acquired	44,300
Goodwill	408,268

$508,387

Purchased intangibles are being amortized over a weighted average life of 4 years. An established client list, a history of operating margins and profitability, a strong scientific employee base and operations in an attractive market niche were among the factors that contributed to a purchase price resulting in the recognition of goodwill.

Prior to Invitrogen’s acquisition of BioReliance, the board of directors of BioReliance determined to terminate 39 employees, relocate 6 employees to other sites, and close duplicate facilities in Worchester, Massachusetts. At March 31, 2004, Invitrogen had $6.2 million remaining in accrued expenses and other current liabilities in the Consolidated Balance Sheets related to this integration. Activity for accrued acquisition and business integration costs for the three months ended March 31, 2004, is as follows:

(in thousands)(unaudited)	Opening Balance Sheet Accruals	Amounts Paid in Cash	Balance at March 31, 2004
Severance and related employee charges	$30,107	$(24,033)	$6,074
Other costs to close facilities	149	(4)	145
Direct costs of the merger	4,653	(4,653)	—

	$34,909	$(28,690)	$6,219

Pro Forma Information

The following unaudited pro forma information assumes that the February 2004 acquisition of BioReliance, the August 2003 acquisition of Molecular Probes, and the March 2003 acquisition of PanVera assets and underlying business, occurred on January 1, 2004 and 2003, respectively. The unaudited pro forma information excludes Invitrogen’s other acquisitions in 2003 as the effects of those acquisitions were not material. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the acquisitions been in effect as of the periods indicated above, or of future results of operations. The unaudited pro forma results for the three months ended March 31, 2004 and 2003, are as follows:

	For the Three Months Ended March 31,
(in thousands, except per share data) (unaudited)	2004	2003
Revenues	$258,766	$227,059
Net income(1)	6,003	2,515
Earnings per share:
Basic	$0.12	$0.05
Diluted	$0.11	$0.05

(1)	Includes, on a pre-tax basis, nonrecurring charges of $10.3 million and $10.5 million of increased cost of revenues for the estimated sale of inventory written up to fair market value under purchase accounting rules for the three months ended March 31, 2004 and 2003, respectively, and $1.4 million for the write-off of purchased in-process research and development costs for the three months ended March 31, 2003.

3.	Segment Information

Invitrogen operates in two business segments, a BioDiscovery segment and a BioProduction segment. Segment information is as follows:

(dollars in thousands)(unaudited)	BioDiscovery	BioProduction	Unallocated(1)	Total
Three Months Ended March 31, 2004
Revenues from external customers	$152,673	$98,651	$—	$251,324

Gross margin	107,283	45,084	(10,382)	141,985

Gross margin as a percentage of revenues	70%	46%		56%
Selling, administrative and R&D	63,856	24,090	279	88,225
Business integration costs and merger-related amortization(2)	—	—	28,228	28,228

Income (loss) from operations	$43,427	$20,994	$(38,889)	$25,532

Operating margin as a percentage of revenues	28%	21%		10%

Three Months Ended March 31, 2003(3)
Revenues from external customers	$116,371	$64,271	$—	$180,642

Gross margin	75,896	33,293	—	109,189

Gross margin as a percentage of revenues	65%	52%		60%
Selling, administrative and R&D	49,832	16,456	—	66,288
Business integration costs and merger-related amortization	—	—	16,996	16,996

Income (loss) from operations	$26,064	$16,837	$(16,996)	$25,905

Operating margin as a percentage of revenues	22%	26%		14%

(1)	Unallocated items for the three months ended March 31, 2004 and 2003, include costs for purchase accounting inventory revaluations of $10.3 million and $0, amortization of purchased intangibles of $28.2 million and $16.7 million, amortization of deferred compensation of $0.4 million and $0, and business integration costs of $0 million and $0.3 million, respectively. These items are not allocated by management for purposes of analyzing the operations since they are principally non-cash or other costs resulting primarily from business restructuring or purchase accounting that are separate from ongoing operations.

(2)	Excludes deferred compensation for the three months ended March 31, 2004 of $0.4 million which is allocated to operating expenses.

(3)	2004 presentation of 2003 selling, administrative and R&D costs by segment reflects reclassifications of general and administrative costs from the unallocated segment to the BioDiscovery and BioProduction segments to conform to Invitrogen’s corporate expense allocation methodology applied in 2004.

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

Letters of Credit

Invitrogen had outstanding letters of credit at March 31, 2004, totaling $2.9 million to support liabilities associated with Invitrogen’s self-insured worker’s compensation programs, which liabilities are reflected in other current liabilities and long-term deferred credits and reserves in the Consolidated Balance Sheet at March 31, 2004.

Invitrogen also had outstanding letters of credit at March 31, 2004, totaling $4.7 million to support its building lease requirements, including $3.2 million assumed in conjunction with the acquisition of BioReliance.

Leases

Invitrogen assumed operating lease and capital lease obligations in conjunction with the acquisition of BioReliance. The operating leases relate to BioReliance facilities in Rockville, Maryland, Worchester, Massachusetts, Glasgow and Stirling, Scotland, and Heidelberg, Germany, and include rental commitments through 2024. Rent expense under the operating leases was $0.7 million from the date of acquisition through March 31, 2004. Future minimum commitments on the operating leases are $30.9 million, including $2.7 million for the remainder of 2004, $3.4 million for 2005, $2.4 million for 2006 through 2008, and $17.6 million thereafter.

The capital leases are for BioReliance’s U.S. manufacturing facility in Rockville, Maryland. BioReliance has also guaranteed indebtedness related to the construction of this facility of $3.8 million at March 31, 2004. A portion of the lease payments is equivalent to the interest and principal due on the indebtedness. As of March 31, 2004, the total capital lease liability is $6.4 million, with $0.4 million allocated to the current portion of long-term obligations and $6.0 million allocated to long-term obligations, deferred credits and reserves on the Consolidated Balance Sheet at March 31, 2004. The leases expire from 2009 through 2034 and have future minimum commitments of $0.4 million for 2004 through 2006, $0.5 million for 2007 and 2008, and $4.2 million thereafter.

Under an interest rate swap with respect to one of these capital leases, the variable interest rate portion of the indebtedness was effectively converted into debt with a fixed rate of 6.14% per annum. This swap expires in 2009. Amounts paid or received under the interest rate swap are recognized as interest income or expense in the periods in which they are accrued. As a result of a decrease in the variable interest rate, $27,000 of additional interest expense related to this interest rate swap was recorded from the date of acquisition through March 31, 2004. A liability of $0.6 million related to this interest rate swap was recorded in other long-term obligations, deferred credits and reserves on the Consolidated Balance Sheet at March 31, 2004.

Contingent Acquisition Obligations

Pursuant to the purchase agreement for one of Invitrogen’s other acquisitions in 2003, Invitrogen could be required to make additional contingent cash payments based on certain operating results of the acquired company. Over the next four years, payments aggregating a maximum of $4.0 million and certain other payments based upon percentages of future gross sales of the acquired company could be required. Invitrogen will account for any such contingent payments as an addition to the purchase price.

Environmental Liabilities

Invitrogen assumed certain environmental exposures as a result of its merger with Dexter Corporation in 2000. Invitrogen recorded reserves to cover estimated environmental costs. The environmental reserves, which are not discounted, were $8.1 million at March 31, 2004, and included current reserves of $0.8 million, which are estimated to be paid during the next year, and long-term reserves of $7.3 million. In addition, Invitrogen has an insurance policy for these assumed environmental exposures. Based upon currently available information, Invitrogen believes that it has adequately provided for these environmental exposures and that the outcome of these matters will not have a material adverse effect upon the consolidated financial position, results of operations or cash flows of Invitrogen in the future.

Litigation

Invitrogen is subject to potential liabilities under government regulations and various claims and legal actions which are pending or may be asserted. These matters have arisen in the ordinary course and conduct of Invitrogen’s business, as well as through acquisitions, and some are expected to be covered, at least partly, by insurance. Estimated amounts for claims that are probable and can be reasonably estimated are reflected as liabilities of Invitrogen. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters which are pending or may be asserted could be decided unfavorably to Invitrogen. Although the amount of liability at March 31, 2004, with respect to these matters cannot be ascertained, Invitrogen believes that any resulting liability should not materially affect Invitrogen’s consolidated financial statements.

5.	Long-Term Obligations and Convertible Debt

Issuance of Convertible Debt

On February 19, 2004, Invitrogen issued $450 million principal amount of 1½% convertible senior notes (the 1½% Notes) due 2024 to certain qualified institutional buyers. Interest on the 1½% Notes is payable semi-annually on February 15th and August 15th. In addition to the coupon interest of 1½%, additional interest of 0.35% of the market value of the notes may be required to be paid beginning February 15, 2012, if the market value of the notes during specified testing periods is 120% or more of the principal value. The 1½% Notes were issued at 100% of principal value, and are convertible into 4.4 million shares of common stock at the option of the holder upon the occurrence of certain events at a price of $102.03 per share. The 1½% Notes may be redeemed, in whole or in part, at Invitrogen’s option on or after February 15, 2012, at 100% of the principal amount. In addition, the holders of the 1½% Notes may require Invitrogen to repurchase all or a portion of the 1½% Notes for 100% of the principal amount, plus accrued interest, on February 15, 2012, 2017 and 2022.

The 1½% Notes also contain a restricted convertibility feature that does not affect the conversion price of the notes, but, instead, places restrictions on a holder’s ability to convert their notes into shares of Invitrogen’s common stock (conversion shares). Holders may convert their Notes into shares of Invitrogen’s common stock prior to stated maturity under the following circumstances:

•	during any fiscal quarter (beginning with the quarter ending June 30, 2004) if the sale price of Invitrogen’s common stock for at least 20 consecutive trading days in the 30 consecutive trading-day period ending on the last trading day of the immediately preceding fiscal quarter exceeds 120% of the conversion price on that 30th trading day;

•	during any five consecutive trading day period immediately following any five consecutive trading day period (the “Note Measurement Period”) in which the average market price for the notes during that Note Measurement Period was less than 97% of the average conversion value for the notes during such period; provided, however, that if, at the time of conversion pursuant to this provision, the closing sale price of Invitrogen’s common stock is greater than 100% of the conversion price but equal to or less than 120% of the conversion price, then the holders will receive, in lieu of common stock based on the applicable conversion rate, common stock, at Invitrogen’s option, with a value equal to the principal amount of the notes on the conversion date, which is referred to as the “value conversion;”

•	upon the occurrence of specified corporate transactions; or

•	if Invitrogen calls the notes for redemption.

After expenses, Invitrogen received net proceeds of $440.7 million. The costs incurred to issue the 1½% Notes, which totaled $9.3 million, have been deferred and included in other assets in the Consolidated Balance Sheets and are amortized over the terms of the 1½% Notes using the effective interest method. At March 31, 2004, the unamortized balance of the issuance costs was $9.3 million.

Redemption of Convertible Debt

Invitrogen used a portion of the proceeds from the issuance of the 1 ½% Notes in February 2004 to redeem its 5½% Convertible Subordinated Notes due 2007 in March 2004, at the stated premium of 102.357 plus accrued interest through the date of redemption. Invitrogen recorded a loss of $4.1 million for the payment of the call premium and a loss of $2.7 million for the write-off of unamortized deferred financing costs during the three months ended March 31, 2004.

Assumption of BioReliance Debt

Long-term obligations assumed in the BioReliance acquisition consist of the following at March 31, 2004:

(in thousands)(unaudited)
Floating Rate Guaranteed Unsecured Loan Note to former shareholder (note matures 2006)	$11,959
Capital leases	6,379
7.5% State of Maryland Loan (loan matures 2006)	964
Interest rate swap	595
Other	93

19,990
Less current portion	(833)

$19,157

6.	Pension Plans and Postretirement Health and Benefit Plan

Invitrogen has several defined benefit pension plans covering its U.S. employees and employees in certain foreign countries. Invitrogen also has a postretirement health and welfare plan which provides benefits to certain participants who were employees of Dexter Corporation prior to the sale of their businesses and prior to Invitrogen’s merger with Dexter Corporation, who are not employees of Invitrogen.

The components of net periodic pension cost for Invitrogen’s pension plans and postretirement health and benefit plan for the three months ended March 31, 2004, and 2003, are as follows:

(in thousands)(unaudited)	Domestic Plans
	2004	2003
Interest cost	$811	$279
Expected return on plan assets	(1,125)	(418)
Amortization of actuarial loss	486	480

Net periodic pension cost	$172	$341

(in thousands)(unaudited)	Foreign Plans
	2004	2003
Service cost	$585	$436
Interest cost	434	303
Expected return on plan assets	(452)	(320)
Amortization of actuarial loss	19	2

Net periodic pension cost	$586	$421

7.	Subsequent Event

In April 2004, Invitrogen completed two separate acquisitions that were not material to the overall consolidated financial statements. The aggregate cash purchase price of these acquisitions was $22.8 million. The results of operations will be included in Invitrogen’s future financial statements from the respective dates of acquisition. Pursuant to the purchase agreement for one of these acquisitions, Invitrogen could be required to make additional contingent cash payments aggregating a maximum of $84.5 million through 2008. Invitrogen will account for any such contingent payments as an addition to the purchase price.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

Any statements in this Quarterly Report on Form 10-Q concerning Invitrogen’s business outlook or future economic performance, anticipated profitability, revenues, expenses or other financial items, together with other statements that are not historical facts, are “forward-looking statements” as that term is defined under the Federal Securities Laws. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “should,” “intend,” “plan,” “positioned,” “strategy,” “outlook,” “estimate,” “project,” and “continue” or similar words. You should read statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to, those discussed below under “Risk Factors That May Affect Future Results” and elsewhere in this Quarterly Report as well as other risks and uncertainties detailed in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 3, 2004. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

We are a leading supplier of kits, reagents, sera and cell media, biologic services and informatics software for life sciences research, drug discovery, and the production of biopharmaceuticals with sales of $778 million in 2003. We offer a full range of products that enable researchers to understand the molecular basis of life and potential mechanisms of disease, as well as identify attractive targets for drug development. Our products are also used to support the clinical development and commercial production of biopharmaceuticals.

We focus our business on two principal segments:

•	BioDiscovery. Our BioDiscovery product segment supplies a full range of reagents, kits and informatics to enable scientists to isolate, amplify, purify, identify, and characterize genes and their related proteins. Our kits comprise all the reagents necessary to perform a specific experiment and are optimized to simplify and improve the reliability and yield of such experiment. Scientists use our reagents and kits to elucidate the molecular basis of disease, identify disease targets for drug discovery, and understand the therapeutic mechanism of a drug.

•	BioProduction. Our BioProduction segment supplies a full range of mammalian sera, cell and tissue culture media, reagents biologics testing and specialized manufacturing. These products provide the physiological conditions and nutrients necessary for cells to grow outside their native environment.

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

Our Strategy

Our objective is to provide essential life science technologies for disease research, drug discovery and commercial bioproduction. Our strategies to achieve this objective include:

•	New Product Innovation and Development.

•	Developing innovative new products. We place a great emphasis on internally developing new technologies for the life sciences research and biopharmaceutical production markets. A significant portion of our growth and current revenue base has been created by the application of technology to accelerate the drug discovery process of our customers. We expect to increase research and development spending as a percentage of sales over the next several quarters, and to focus new product development on three critical technology areas:

•	Protein production, purification and characterization;

•	Biochemical and cell-based assays; and

•	Labeling and detection, particularly in proteomics.

•	In-licensing technologies. We actively and selectively in-license new technologies, which we modify to create high value kits, many of which address bottlenecks in the research or drug discovery laboratories. We have a dedicated group of individuals that is focused on in-licensing technologies from academic and government institutions, as well as biotechnology and pharmaceutical companies.

•	Acquisitions. We actively and selectively seek to acquire and integrate companies with complementary products and technologies, trusted brand names, strong market positions, and strong intellectual property positions. We have acquired several companies since we became a public company in 1999. Our most significant acquisitions include Life Technologies, BioReliance, Molecular Probes, PanVera, NOVEX, Research Genetics and InforMax.

Our recent significant acquisitions include:

•	Our February 6, 2004, acquisition of all outstanding shares of common stock of BioReliance Corporation. BioReliance is a leading contract service organization providing testing, development and manufacturing services for biologic-based drugs to biotechnology and pharmaceutical companies worldwide. The results of operations of BioReliance will be included in our consolidated financial statements in the BioProduction segment from the date of acquisition.

•	Our August 20, 2003, acquisition of all outstanding shares of common stock of Molecular Probes, Inc., a privately-held corporation based in Eugene, Oregon. Molecular Probes is a provider of fluorescence-based technologies for use in labeling molecules for biological research and drug discovery. The results of operations of Molecular Probes have been included in the accompanying consolidated financial statements in the BioDiscovery segment from the date of acquisition.

•	Our March 28, 2003, acquisition of products and technology rights from PanVera LLC, a wholly-owned subsidiary of Vertex Pharmaceuticals, Inc. Based in Madison, Wisconsin, our PanVera business provides products and services that are designed to accelerate the discovery of new medicines by the pharmaceutical and biopharmaceutical industries. Through this transaction, we have acquired PanVera’s biochemical and cellular assay capabilities and its commercial portfolio of proprietary reagents, probes and proteins. As part of the transaction, we have also acquired PanVera’s research, development and manufacturing facility in Madison. We plan to expand the sale of PanVera products to target a broader market, including academic and government researchers. The results of operations of PanVera have been included in the accompanying consolidated financial statements in the BioDiscovery segment from the date of acquisition.

•	Leverage of Existing Sales and Distribution Infrastructure

•

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

RESULTS OF OPERATIONS

Revenues.

	For the Three Months Ended March 31,		Increase	% Increase
(dollars in millions)	2004	2003
BioDiscovery segment revenues	$152.7	$116.4	$36.3	31%
BioProduction segment revenues	98.6	64.2	34.4	53%

Total revenues	$251.3	$180.6	$70.7	39%

BioDiscovery gross margin	70%	65%
BioProduction gross margin	46%	52%
Total gross margin	56%	60%

When comparing revenues for the three months ended March 31, 2004 with the same period in 2003, changes in foreign currency exchange rates increased U.S. dollar-denominated revenues, accounting for $13.4 million of the $70.7 million increase. This increase from changes in foreign currency exchange rates increased our revenue growth rate by 7%. The increase in revenues also includes $48.9 million, or 27%, from our recent acquisitions: BioReliance, which we acquired in February 2004; Molecular Probes which we acquired in August 2003; and, the PanVera business which we acquired at the end of March 2003. Higher volume accounted for an additional 4% increase, while higher prices contributed another 1%.

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

BioDiscovery Segment Revenues. Changes in foreign currency exchange rates increased U.S. dollar-denominated BioDiscovery revenues by $8.5 million when comparing the three months ended March 31, 2004 with the same period in 2003 and accounted for 7% of the 31% increase in revenues. The increase in revenues also includes $28.5 million, or 24%, from our recent acquisitions.

We currently expect our BioDiscovery growth rate to range from 17% to 21% for 2004.

BioProduction Segment Revenues. Changes in foreign currency exchange rates increased U.S. dollar-denominated BioProduction revenues by $4.9 million when comparing the three months ended March 31, 2004 with the same period in 2003, and accounted for 8% of the 53% increase in revenues. The increase in revenues also includes $20.4 million, or 32%, from our recent acquisition of BioReliance. The remainder of the increase reflects volume growth of 9%, as well as price increases, particularly for sera products, which accounted for 5%.

We currently expect our BioProduction growth rate to range from 53% to 57% for 2004, with our acquisition of BioReliance in February 2004 contributing 42% of this growth.

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

Gross Margin. The decrease in gross margin as a percentage of revenue during the three months ended March 31, 2004, when compared to the same period in 2003, reflects costs of $10.3 million, or 4% of revenues, associated with the sale during 2004 of products acquired in one of our business combinations that were previously written-up under purchase accounting rules. This decrease in gross margin also reflects unfavorable changes in product mix which accounted for a reduction in gross margins of 1%, substantially offset by favorable changes in currency rates that increased gross margins by 1%.

The increase in BioDiscovery gross margin as a percentage of revenues during the three months ended March 31, 2004, when compared to the same period in 2003, is due to the addition of higher margin products from acquired businesses which accounted for improved margins of 3%, favorable changes in product mix which improved margins by 1%, and favorable changes in foreign currency rates which increased margins by 1%.

The decrease in BioProduction gross margin as a percentage of revenues during the first three months in 2004 when compared to the same period in 2003, reflects the lower gross margin BioReliance service business which reduced margins by 3%, unfavorable changes in mix which reduced margins by 2%, and higher cost sera purchased in the last year which reduced margins by 1%.

We believe that gross margin for future periods will be affected by, among other things, the integration of acquired businesses in addition to sales volumes, competitive conditions, royalty payments on licensed technologies, the cost of raw materials, changes in average selling prices, our ability to make productivity improvements, and foreign currency rates.

Operating Expenses.

	For the Three Months Ended March 31,
	2004		2003
(dollars in millions)	Operating Expense	As a Percentage of Segment Revenues	Operating Expense(1)	As a Percentage of Segment Revenues	Increase
BioDiscovery Segment:
Sales and marketing	$32.5	21%	$26.8	23%	$5.7
General and administrative	18.0	12%	14.3	12%	3.7
Research and development	13.3	9%	8.7	8%	4.6

BioProduction Segment:
Sales and marketing	$12.9	13%	$9.1	14%	$3.8
General and administrative	9.0	9%	5.5	9%	3.5
Research and development	2.2	2%	1.9	3%	0.3

Unallocated:
Sales and marketing	$0.1		$—		$0.1
Research and development	0.2		—		0.2

Consolidated:
Sales and marketing	$45.5	18%	$35.8	20%	$9.7
General and administrative	27.0	11%	19.8	11%	7.2
Research and development	15.7	6%	10.6	6%	5.1

(1)	2004 presentation of 2003 general and administrative expenses by segment reflects reclassifications of general and administrative costs from the Corporate and Unallocated segment to the BioDiscovery and BioProduction segments to conform to our corporate expense allocation methodology applied in 2004.

Sales and Marketing. The absolute increase in sales and marketing expenses for the three months ended March 31, 2004, when compared to the same period in 2003, is due to: expenses of our acquired businesses of BioReliance, Molecular Probes and PanVera, which accounted for $4.3 million of the increase; increased headcount, incentive compensation and selling activities which accounted for $3.3 million of the increase and changes in foreign currency rates that increased expenses by $2.0 million.

In the future we expect to continue to reduce our sales and marketing expenditures as a percent of revenues. In addition, we plan to use product specialists to support our existing customer account managers allowing us to maintain the effectiveness of our direct selling organization while offering an ever-increasing portfolio of products.

General and Administrative. The absolute increase in general and administrative expenses for 2004 is due to costs associated with the acquired businesses of BioReliance, Molecular Probes and PanVera, which accounted for $4.6 million of the increase; costs associated with increased headcount and higher incentive compensation of $2.3 million, and changes in foreign currency rates that increased expenses by $0.5 million. These increases were partially offset by lower professional fees of $0.1 million.

In the future, we plan on implementing programs and actions to improve our efficiency in the general and administrative area. These programs will focus in the areas of process improvement and automation. We expect over time that these actions will result in a decline in our general and administrative expenses as a percent of sales.

Research and Development. The increase in research and development expenses for 2004 reflects: research and development costs associated with the acquired businesses of BioReliance, Molecular Probes and PanVera, which in total accounted for $4.2 million of the increase; higher incentive compensation of $0.3 million; higher research facilities costs of $0.2 million; and deferred compensation expense of $0.2 million from stock options assumed in the Molecular Probes acquisition.

We expect research and development expense as a percent of revenues will continue to increase as we expand our capabilities to accelerate innovation and ramp up research and development of recently acquired businesses.

Purchased Intangibles Amortization. Amortization expense for purchased intangible assets acquired in our business combinations was $28.2 million for the three months ended March 31, 2004, and $16.7 million for the same period in 2003. The increase in 2004 is due primarily to the amortization of purchased intangibles acquired in the BioReliance, Molecular Probes and PanVera acquisitions.

Business Integration Costs. Business integration costs for 2003 were $0.3 million and represent costs incurred for the integration of InforMax, acquired in December 2002.

Interest Income. Interest income decreased by $0.3 million from $6.2 million for the three months ended March 31, 2003, to $5.9 million for the same period in 2004. The reduction in interest income is due mainly to lower interest rates.

Interest income in the future will be affected by changes in short-term interest rates and changes in cash balances which could be materially reduced by acquisitions and other financing activities.

Interest Expense. Interest expense increased $3.0 million from $6.5 million for the three months ended March 31, 2003 to $9.5 million for the same period in 2004. Our issuance of $450 million in principal amount of 1½% convertible senior notes in February 2004 and $350 million in principal amount of 2% convertible senior notes in August 2003 accounted for $2.7 million of the increase, offset by the redemption in March 2004 of our 5½% convertible notes, which reduced interest expense by $0.5 million. The remainder of the increase in 2004 was due mainly to interest expense of $1.0 million on our capital lease and debt obligations acquired in the BioReliance and Molecular Probes acquisitions.

Loss on Early Retirement of Debt. A loss of $6.8 million was recognized during the three months ended March 31, 2004, on the early retirement of our $172.5 million in principal amount of 5½% convertible notes and includes $4.1 million for the call premium and $2.7 million for the write-off of unamortized deferred financing costs.

Provision for Income Taxes. The provision for income taxes as a percentage of pre-tax income was 30.7% for 2004 compared with 28.6% for 2003. The increase in the effective tax rate is due primarily to an increase in the proportion of income earned in jurisdictions having higher tax rates, partially offset by additional research credits, export incentives and lower taxes on certain non-US income.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Operating activities provided net cash of $30.4 million during the three months ended March 31, 2004, primarily from our net income of $10.5 million plus net noncash charges of $36.5 million. Cash flows from operating activities include $4.1 million in cash used to pay the call premium on our early retirement of debt in March 2004. Additionally, changes in operating assets and liabilities used a net $16.6 million of cash during the period, driven primarily by an increase in accounts receivable of $26.7 million. The growth in accounts receivable resulted from a higher proportion of 2004 first quarter sales recognized at the end of the quarter compared with a lower proportion of 2003 fourth quarter sales recognized at the end of the quarter, and a seasonal increase in days sales outstanding to 60 days. The decrease in inventories of $14.7 million reflects the amortization of costs of $10.3 million, associated with the sale during the first three months of 2004 of products acquired in our business combinations that were previously written-up under purchase accounting rules, in addition to focused efforts by management to reduce overall inventory levels.

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

Investing Activities. Net cash used in investing activities during the first three months of 2004 was $480.7 million, and reflects a net $466.2 million paid for our business acquisitions, a net $7.3 million invested in marketable securities with maturities greater than three months and payments for capital expenditures and intangible assets (primarily intellectual properties), which totaled $6.6 million and $0.5 million, respectively. For 2004, we expect spending for capital equipment and information technology to approximate $43 million.

On February 6, 2004, we acquired all of the common stock of BioReliance Corporation for a total cash purchase price of $433.3 million, plus the assumption of outstanding debt of approximately $70.4 million and transaction costs of $4.7 million. The purchase price was paid from existing cash and investments. In February 2004 we paid down $49.6 million of the acquired debt.

In April 2004, we completed two separate acquisitions that were not material to our overall consolidated financial statements. The aggregate cash purchase price of these acquisitions was $22.8 million. The results of operations will be included in our future financial statements from the respective dates of acquisition.

Pursuant to the purchase agreements for one of our 2003 and one of our 2004 acquisitions, we could be required to make additional contingent cash payments based on certain operating results of the acquired companies. Payments aggregating a maximum of $88.5 million and certain other payments based upon percentages of future gross sales of the acquired companies could be required through 2008. We will account for any such contingent payments as an addition to the respective purchase price.

Financing Activities. Net cash provided by financing activities totaled $292.5 million during the first three months of 2004, and includes $440.7 million in net proceeds from our issuance of convertible senior notes in February 2004 and $24.5 million in proceeds from stock issued under employee stock plans. This net cash provision was offset by $172.5 million used in March 2004 to retire our 5½% Convertible Subordinated Notes, or 5½% Notes, due 2007.

On February 19, 2004, we issued $450 million principal amount of 1½% Convertible Senior Notes, or 1½% Notes, due 2024, to certain qualified institutional buyers. A portion of the proceeds from this debt was used in March 2004 to redeem our 5½% Notes, due 2007, in the aggregate principal amount of $172.5 million at a premium of 102.357%, plus accrued interest, and the repayment of debt assumed in the BioReliance acquisition. Interest on the 1½% Notes is payable semi-annually on February 15th and August 15th. In addition to the coupon interest of 1½%, additional interest of 0.35% of the market value of the notes may be required to be paid beginning February 15, 2012, if the market value of the notes during specified testing periods is 120% or more of the principal value. The 1½% Notes were issued at 100% of principal value, and are convertible into 4.4 million shares of common stock at the option of the holder upon the occurrence of certain events at a price of $102.03 per share. The 1½% Notes may be redeemed, in whole or in part, at our option on or after February 15, 2012, at 100% of the principal amount plus accrued interest. In addition, the holders of the 1½% Notes may require Invitrogen to repurchase all or a portion of the 1½% Notes for 100% of the principal amount, plus accrued interest, on February 15, 2012, 2017 and 2022.

We have $350 million principal amount of 2% Convertible Senior Notes, or 2% Notes, due August 1, 2023. Interest on the 2% Notes is payable semi-annually on February 1st and August 1st. In addition to the coupon interest of 2%, additional interest of 0.35% of the market value of the notes may be required to be paid beginning August 1, 2010, if the market value of the notes during specified testing periods is 120% or more of the principal value. The 2% Notes were issued at 100% of principal value, and are convertible into 5.1 million shares of common stock at the option of the holder upon the occurrence of certain events at a price of $68.24 per share. The 2% Notes may be redeemed, in whole or in part, at our option on or after August 1, 2010, at 100% of the principal amount plus accrued interest. In addition, the holders of the 2% Notes may require Invitrogen to repurchase all or a portion of the 2% Notes for 100% of the principal amount, plus accrued interest, on August 1, 2010, August 1, 2013, and August 1, 2018.

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

In the event of a change of control of Invitrogen, the holders of the 1½% Notes, the 2% Notes, and the 2¼% Notes each have the right to require us to repurchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of the notes plus all accrued and unpaid interest.

Our board of directors has authorized the repurchase of up to $300 million of our common stock over a three-year period ending in 2005. We repurchased 3.3 million shares of common stock at a total cost, in cash and accruals, of $100.0 million during 2002, which has been reported as a reduction in stockholders’ equity as Treasury Stock. During 2004 no shares were repurchased. The timing and price of future repurchases will depend on market conditions and other factors. Funds for any future repurchases are expected to come primarily from cash generated from operations, or funds on hand.

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

As of March 31, 2004, we had cash and cash equivalents of $433.9 million, short-term investments of $439.5 million and long-term investments of $145.2 million. Our working capital totaled $1.1 billion as of March 31, 2004, and includes restricted cash and investments of $17.9 million. Our funds are currently invested in overnight money market accounts, time deposits, corporate notes, municipal notes and bonds, U.S. treasury obligations and government agency notes. As of March 31, 2004, foreign subsidiaries in Australia, Brazil, Japan and New Zealand had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The U.S. dollar equivalent of these facilities totaled $6.0 million, of which none was outstanding at March 31, 2004.

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

CONTRACTUAL OBLIGATIONS

During the three months ended March 31, 2004, significant additions to our contractual obligations as of December 31, 2003, included the issuance of $450 million in 1½% Notes due 2024, and the assumption of $70.4 million in capital lease and debt obligations from our BioReliance acquisition. A portion of the proceeds from the 1½% Notes due 2024, was used in March 2004 to redeem our 5½% Notes, due 2007, in the aggregate principal amount of $172.5 million. In February 2004, we paid down $49.6 million of the acquired debt leaving $6.4 million in capital lease obligations due through 2034 and $13.5 million in debt obligations due through 2009 at March 31, 2004. As of March 31, 2004, we also had $30.9 million in operating lease obligations due through 2024 that were assumed in the BioReliance acquisition.

Pursuant to the purchase agreements for one of our 2003 and one of our 2004 acquisitions, we could be required to make additional contingent cash payments based on certain operating results of the acquired companies. Payments aggregating a maximum of $88.5 million and certain other payments based upon percentages of future gross sales of the acquired companies could be required through 2008. We will account for any such contingent payments as an addition to the respective purchase price.

CRITICAL ACCOUNTING POLICIES

There were no significant changes in critical accounting policies or estimates from those at December 31, 2003, except for the addition of a new revenue recognition policy related to the BioReliance acquisition as follows:

We recognize revenue from commercial contracts, which are principally fixed-price or fixed-rate, using the proportional performance method, except for services that are generally completed within three days, which are accounted for using the completed-contract method. Proportional performance is determined using expected output milestones. The proportional performance may be affected by future events including delays caused by laboratory interruptions, client-mandated changes and the unpredictability of biological processes. Accordingly, we undertake a review process to determine that recorded revenue represents the actual proportional performance in all material respects.

Revenue recorded under proportional performance for projects in process is not intended to, and does not necessarily, represent the amount of revenue that we could recover from the client if any project failed or was cancelled. We undertake a review of unbilled accounts receivable from customers to determine that such amounts are expected to become billable and collectible in all material respects.

We recognize revenue from government contracts, which are principally cost-plus-fixed-fee, in amounts equal to reimbursable costs plus a pro-rata portion of the earned fee. We provide for losses when they become known.

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

Changes in foreign currency exchange rates can affect our reported results of operations, which are reported in U.S. dollars. Based on the foreign currency rate in effect at the time of the translation of our non-U.S. results of operations into U.S. dollars, reported results could be different from prior periods even if the same amount and mix of our products were sold at the same local prices during the two periods. This will affect our reported results of operations, and also makes the comparison of our business performance in two periods more difficult. For example, our revenues for the three months ended March 31, 2004, were $251.3 million using applicable foreign currency exchange rates for that period. However, applying the foreign currency exchange rates in effect during the three months ended March 31, 2003, to our non-U.S. revenues for the same period in 2004 would result in $13.4 million less revenue for that period. These changes in currency exchange rates have affected, and will continue to affect, our reported results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities.

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

Our acquisition strategy has required substantial investments in operations, product research and development, administration and sales and marketing. These are significant expenses. Our failure to manage successfully and coordinate the growth of the combined company could have an adverse impact on our revenues and profits. In addition, there is no guarantee that some of the businesses we have acquired will become profitable.

Failure to integrate acquired businesses into our operations successfully could reduce our revenues and profits.

Since the beginning of 2000, we have made several acquisitions. Our integration of the operations of BioReliance and other acquired companies and businesses will continue to require significant efforts, including the coordination of information technologies, research and development, sales and marketing, and manufacturing. We may find it difficult to integrate fully the operations of these acquired companies and businesses.

Our U.S. headquarters are located in Carlsbad, California. We also have significant operations in Frederick and Rockville, Maryland, Grand Island, New York, Madison, Wisconsin, Eugene, Oregon, Natick, Massachusetts and New Haven, Connecticut, as well as locations throughout Europe, Asia-Pacific and the Americas. Because our facilities are physically separated, it may be difficult for us to communicate effectively with, manage and integrate these employees and operations with the rest of Invitrogen. Such difficulties could seriously damage our operations and consequently our financial results.

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

Factors that will affect the success of our acquisitions include:

•	presence or absence of adequate internal controls and/or significant fraud in the financial systems of acquired companies;

•	decrease in customer loyalty and product orders caused by dissatisfaction with the combined companies’ product lines and sales and marketing practices, including price increases;

•	the ability to retain key employees;

•	competitive factors, including technological advances attained by competitors and patents granted to, or contested by competitors, which would result in increased efficiency in their ability to compete against us;

•	the ability of the combined company to increase sales of all such companies’ products; and

•	the ability of the combined company to operate efficiently and achieve cost savings.

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

We have launched a biodefense initiative, which depends upon the acceptance of our products by the U.S. government and its defense contractors and could cause us to engage in activities that third parties would find objectionable.

We have developed products for use in detecting exposure to biological pathogens, and have begun marketing those products to the U.S. government and several defense contractors. If our products do not perform well, or the U.S. government changes its priorities with respect to defense against biological and chemical weapons, our sales growth could be affected. In addition, some third parties could object to our development of biological defense products, which could have a negative impact on our company.

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

Certain products and test services provided by our BioProduction segment and our BioReliance subsidiary are regulated by the U.S. Food and Drug Administration (FDA) as medical devices, pharmaceuticals, or biologics. Additionally, the FDA regulates test services provided by our BioReliance subsidiary. As such, we must register with the FDA as both a medical device manufacturer and a manufacturer of drug products and comply with all required regulations. Failure to comply with these regulations can lead to sanctions by the FDA such as written observations made following inspections, warning letters, product recalls, fines, product seizures and consent decrees. Test data for use in client submissions with the FDA could be disqualified. If the FDA were to take such actions, the FDA’s observations, warnings, etc. would be available to the public. Such publicity could affect our ability to sell these regulated products.

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

Our products and services are highly technical in nature. In general, only highly qualified and trained scientists have the necessary skills to develop and market our products and provide our services. In addition, some of our manufacturing positions are highly technical as well. We face intense competition for these professionals from our competitors, customers, marketing partners and other companies throughout our industry. We do not generally enter into employment agreements requiring these employees to continue in our employment for any period of time. Any failure on our part to hire, train, and retain a sufficient number of qualified professionals would seriously damage our business. Additionally, some measures that we implement during the course of integrating acquired companies and businesses into our operations may be disruptive to some of our key personnel, including those in research and development and manufacturing, and cause them to leave us. If we were to lose a sufficient number of our key employees, including research and development scientists, and were unable to replace them or satisfy our needs for research and development through outsourcing, it could seriously damage our business.

We have a significant amount of debt which could adversely affect our financial condition.

We have $500 million of subordinated convertible notes that are due in 2006, $350 million in senior convertible notes that are due in 2023, and $450 million of senior convertible notes due in 2024, which is in aggregate a significant amount of debt and debt service obligations. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the remaining notes, we will be in default under the terms of the loan agreements, or indentures, which could, in turn, cause defaults under our other existing and future debt obligations. These notes also could have a negative effect on our earnings per share, depending on the rate of interest we earn on cash balances and our stock price, and on our ability to make favorable acquisitions using the proceeds from the notes. Even if we are able to meet our debt service obligations, the amount of debt we have could adversely affect us in a number of ways, including by:

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

Our BioReliance subsidiary formulates, tests and manufactures products intended for use by the public. In addition, the BioReliance’s services include the manufacture of biologic products to be tested in human clinical trials. These activities could expose BioReliance to risk of liability for personal injury or death to persons using such products, although neither Invitrogen nor BioReliance commercially markets or sells the products to end users. We seek to reduce our potential liability through measures such as contractual indemnification provisions with clients (the scope of which may vary from client-to-client, and the performances of which are not secured) and insurance maintained by clients. BioReliance and Invitrogen could be materially and adversely affected if BioReliance or Invitrogen were required to pay damages or incur defense costs in connection with a claim that is outside the scope of the indemnification agreements, if the indemnity, although applicable, is not performed in accordance with its terms or if our liability exceeds the amount of applicable insurance or indemnity. In addition, BioReliance could be held liable for errors and omissions in connection with the services it performs. We currently maintain product liability and errors and omissions insurance with respect to these risks. There can be no assurance that our insurance coverage will be adequate or that insurance coverage will continue to be available on terms acceptable to us.

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

Foreign Currency Transactions. We have operations in Europe, Asia-Pacific and the Americas. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. Many of our reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in exchange rates because they may become worth more or less than they were worth at the time we entered into the transaction due to changes in exchange rates. Both realized and unrealized gains or losses on the value of these receivables and payables are included in the determination of net income. Realized and unrealized gains or losses on the value of financial contracts entered into to hedge the exchange rate exposure of these receivables and payables are also included in the determination of net income. Net currency exchange losses recognized on business transactions, net of hedging transactions, were $0.3 million and $0.2 million for the three months ended March 31, 2004 and 2003, respectively, and are included in other income and expense in the Consolidated Statements of Operations.

Our currency exposures vary, but are primarily concentrated in the euro, British pound sterling and Japanese yen. Historically, we have used foreign currency forward contracts to mitigate foreign currency risk on foreign currency receivables and payables. At March 31, 2004, we had $44.1 million in foreign currency forward contracts outstanding to hedge currency risk on specific receivables and payables. These contracts, which all settled on various dates through April 2004, effectively fix the exchange rate at which these specific receivables and payables will be settled in, so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying receivables and payables.

In January 2004 we expanded our foreign currency hedging program to include hedging of forecasted foreign currency cash flows. At March 31, 2004, the gross value of our executed forward contracts to hedge forecasted foreign currency cash flows totaled $142.5 million. The contracts mature on various dates through 2004. The contracts’ increase or decrease in value prior to their maturity will be accounted for as cash flow hedges and recorded in other comprehensive income in the Consolidated Balance Sheets. To the extent any portion of the forward contracts is determined to not be an effective hedge, the increase or decrease in value prior to the maturity will be recorded in other income and expense in the Consolidated Statement of Operations.

Based on the cash flow hedge contracts outstanding as of March 31, 2004, a 10% decrease in the value of the dollar relative to the currencies under contract would result in an approximate $15.2 million unrealized loss. Conversely, a 10% increase in the value of the dollar relative to the currencies under contract would result in a $15.2 million unrealized gain. Consistent with the nature of the economic hedge provided by these foreign exchange contracts, such unrealized gains or losses would be offset by corresponding decreases or increases, respectively, in the dollar value of the future foreign currency cash flows.

Commodity Prices. Our exposure to commodity price changes relates to certain manufacturing operations that utilize certain commodities as raw materials. We manage our exposure to changes in those prices primarily through our procurement and sales practices.

Interest Rates. Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The fair value of our cash equivalents and marketable securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. At March 31, 2004, we had $1.0 billion in cash, cash equivalents and marketable securities, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of $451.8 million of our cash and cash equivalents and at March 31, 2004, as these consisted of securities with maturities of less than three months. A 100 basis point increase or decrease in interest rates would, however, decrease or increase, respectively, the remaining $584.7 million of our investments by approximately $3 million. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our statement of operations until the investment is sold or if the reduction in fair value was determined to be a permanent impairment.

In February 2004, we acquired BioReliance Corporation, which did utilize derivative financial instruments to reduce interest rate risk. As of March 31, 2004, there is one outstanding interest rate swap that was entered into by BioReliance. This instrument swapped floating rate LIBOR payments to fixed rate payments. The current notional amount of this swap is $4.2 million.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are engaged in various legal actions arising in the ordinary course of our business and believe that the ultimate outcome of these actions will not have a material adverse effect on our business or financial condition.

Item 2.	Changes in Securities and Use of Proceeds

(a) None.

(b) None.

On February 19, 2004, we issued $450.0 million principal amount of 1½% Convertible Senior Notes, or 1½% Notes, due 2024 to certain qualified institutional buyers. The 1½% Notes were sold without registration, pursuant to the exemption provided by Rule 144A promulgated by the Securities and Exchange Commission under the Securities Act of 1933. The 1½% Notes were offered only to qualified institutional buyers, and in compliance with the other provisions of Rule 144A. After expenses, we received net proceeds of $440.7 million. Interest on the 1½% Notes is payable semi-annually on February 15th and August 15th. In addition to the coupon interest of 1½%, additional interest of 0.35% of the market value of the notes may be required to be paid beginning February 15, 2012, if the market value of the notes during specified testing periods is 120% or more of the principal value. The 1½% Notes were issued at 100% of principal value, and are convertible into 4.4 million shares of common stock at the option of the holder upon the occurrence of certain events at a price of $102.03 per share. The 1½% Notes may be redeemed, in whole or in part, at our option on or after February 15, 2012, at 100% of the principal amount. In addition, the holders of the 1½% Notes may require us to repurchase all or a portion of the 1½% Notes for 100% of the principal amount, plus accrued interest, on February 15, 2012, 2017 and 2022.

(d) None.

(e) None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

(a) None.

(b) None.

(c) None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits: For a list of exhibits filed with this report, refer to the Index to Exhibits beginning on page 36.

(b) The following reports on Forms 8-K were filed during the quarter ended March 31, 2004:

1)	A Report on Form 8-K was filed on January 6, 2004, reporting under Item 9 the announcement that, on January 5, 2004, the Invitrogen and BioReliance Corporation management made a presentation to employees of BioReliance Corporation regarding Invitrogen’s proposed acquisition of all of the outstanding securities of BioReliance Corporation by way of a tender offer that was expected to commence on January 8, 2004.

2)	A Report on Form 8-K was filed on February 12, 2004, reporting under Item 9 the announcement of the Invitrogen’s financial results for the year ended December 31, 2003 via a press release on February 12, 2004.

3)	A Report on Form 8-K was filed on February 17, 2004, reporting under Item 5 that, on February 12, 2004, Invitrogen had issued two press releases regarding its offering of $450 million aggregate principal amount of 1½% Convertible Senior Notes due 2024 plus a 13 day over-allotment option to purchase up to an additional $67.5 million of 1½% Convertible Senior Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

4)	A Report on Form 8-K was filed on February 20, 2004, reporting under Item 2 that, on February 6, 2004, Invitrogen announced the expiration of the cash tender offer by its wholly-owned subsidiary, Baseball Acquisition Corporation, and that the merger of Baseball Acquisition Corporation with and into BioReliance Corporation became effective on February 6, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVITROGEN CORPORATION

Date: May 6, 2004	By:	/s/ C. ERIC WINZER

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

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

2.1	Agreement and Plan of Merger, by and between Invitrogen and Life Technologies, Inc., dated July 7, 2000.(1)

2.2	Agreement and Plan of Merger, by and between Invitrogen and Dexter Corporation, dated July 7, 2000.(1)

2.3	Agreement and Plan of Merger, by and between Invitrogen, Babcock, Inc. and InforMax, Inc., dated October 15, 2002.(2)

2.4	Agreement and Plan of Merger, by and among Invitrogen, INVO Merger Corporation, and NOVEX, dated June 14, 1999.(3)

2.5	Agreement and Plan of Merger, by and among Invitrogen, RG Merger Corporation, and Research Genetics, Inc., dated February 1, 2000.(4)

2.6	Asset Purchase Agreement by and among Vertex Pharmaceuticals Incorporated, PanVera LLC and Invitrogen Corporation, dated February 4, 2003.(5)

2.7	Agreement and Plan of Merger, by and among Invitrogen Corporation, Mallard Acquisition Corporation, Molecular Probes, Inc. and Richard P. Haugland, as the Shareholders’ Agent, dated July 2, 2003.(28)

2.8	Agreement and Plan of Merger, by and among Invitrogen, Baseball Acquisition Corporation and BioReliance Corporation dated December 24, 2003 (29)

3.1	Restated Certificate of Incorporation of Invitrogen, as amended.(6)

3.2	Amended and Restated Bylaws of Invitrogen.(7)

3.3	Certificate of Correction to the Restated Certificate of Incorporation of Invitrogen, dated February 21, 2001.(8)

3.4	Certificate of Designation, Preferences and Rights of the Terms of the Series B Preferred Stock, dated March 27, 2001.(8)

4.1	Specimen Common Stock Certificate.(9)

4.4	2 1/4% Convertible Subordinated Notes due 2006, Registration Rights Agreement, by and among Invitrogen and Credit Suisse First Boston Corporation et al., as Initial Purchasers, dated December 11, 2001.(11)

4.5	Indenture, by and between Invitrogen and State Street Bank and Trust Company of California, N.A. and Table of Contents of Indenture, including Cross-Reference Table to the Trust Indenture Act of 1989, dated December 11, 2001.(11)

4.6	2% Convertible Senior Notes Due 2023, Registration Rights Agreement, by and among Invitrogen, and UBS Securities LLC and Credit Suisse First Boston LLC, as Initial Purchasers, dated August 1, 2003.(29)

4.7	Indenture, by and between Invitrogen and U.S. Bank National Association, dated August 1, 2003.(29)

4.8	1 1/2% Convertible Senior Notes Due 2024, Registration Rights Agreement, by and among Invitrogen, and UBS Securities LLC and Bear Stearns & Co Inc., as Initial Purchasers, dated February 19, 2004.

4.9	Indenture, by and between Invitrogen and U.S. Bank National Association, dated February 19, 2004.

10.1	License Agreement, by and between Molecular Chimerics Corporation and Invitrogen, dated May 10, 1990.(9)

10.2	Purchase Agreement, by and between Cayla and Invitrogen, as amended, effective as of July 1, 1994.(9)

10.3	1995 Invitrogen Stock Option Plan.(9)

10.4	1996 Novel Experimental Technology Stock Option/Stock Issuance Plan.(12)

10.5	1997 Invitrogen Stock Option Plan, as amended, and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder.(13)

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

10.6	License Agreement, by and between Sloan-Kettering Institute for Cancer Research and Invitrogen, dated January 22, 1997.(9)

10.8	Novel Experimental Technology Employee Stock Ownership Plan and Trust Agreement, as amended, effective as of April 1, 1997.(14)

10.10	Stock Purchase Agreement, by and among Invitrogen and MorphaGen, Inc., a Delaware Corporation, dated November 3, 1998.(9)

10.11	1998 Novel Experimental Technology Stock Option/Stock Issuance Plan.(12)

10.12	1998 Invitrogen Employee Stock Purchase Plan, as amended, and form of subscription agreement thereunder.(2)

10.13	Patent License Agreement, by and among F. Hoffmann-La Roche Ltd., Roche Molecular Systems, Inc. and Invitrogen, effective as of July 1, 1998.(9)

10.14	Assignment of Intellectual Property Conditional On Payment, by and between Molecular Biology Resources and Invitrogen, dated May 31, 1999.(15)

10.16	Lease, by and between CalWest Industrial Properties, LLC, a California limited liability company, and Invitrogen, dated as of May 31, 2001.(11)

10.17	Lease, by and between Blackmore Signal Hill, a California Limited Partnership, and Invitrogen, dated October 7, 1999.(16)

10.18	Lease, by and between Blackmore Lot 99 Investment, a California Limited Partnership, and Invitrogen, dated December 20, 1999.(16)

10.21	5 1/2% Convertible Subordinated Note Due 2007.(16)

10.22	5 1/2% Convertible Subordinated Notes due 2007, Purchase Agreement, dated February 25, 2000.(16)

10.24	Contract of Sale, by and between Invitrogen and Human Genome Sciences, Inc., dated March 7, 2001.(8)

10.26	2 1/4% Convertible Subordinated Notes due 2006.(11)

10.27	2 1/4% Convertible Subordinated Notes due 2006, Purchase Agreement, dated December 11, 2001.(11)

10.34	Rights Agreement, by and between Invitrogen and Fleet National Bank Rights Agent, dated February 27, 2001.(18)

10.35	2000 Nonstatutory Stock Option Plan, as amended and restated on July 19, 2001.(19)

10.36	Letter to Mr. Raymond Dittamore, regarding Non-Employee Director Compensation, dated November 5, 2001.(19)

10.37	Invitrogen 401(k), as amended and restated, effective as of January 1, 2002.(11)

10.38	Settlement and Retention Agreement, by and between Invitrogen and C. Eric Winzer, dated as of May 31, 2002.(20)

10.39	Settlement and Retention Agreement, by and between Invitrogen and Daryl J. Faulkner, dated as of May 31, 2002.(20)

10.42	Promotion and Relocation Letter, by and between Invitrogen and Daryl J. Faulkner, dated May 31, 2002.(20)

10.43	Promotion and Relocation Letter, by and between Invitrogen and C. Eric Winzer, dated May 31, 2002.(20)

10.44	Settlement and Retention Agreement, by and between Invitrogen and John A. Cottingham, dated as of June 7, 2002.(20)

10.46	Form of Secured Promissory Note under Invitrogen’s Employee Relocation Guidelines.(20)

10.47	Form of Deed of Trust with Assignment of Rents under Invitrogen’s Employee Relocation Guidelines.(20)

10.48	Form of Addendum to Deed of Trust with Assignment of Rents under Invitrogen’s Employee Relocation Guidelines.(20)

10.49	Form of Employee Relocation Guidelines under Invitrogen’s Employee Relocation Guidelines.(20)

10.50	Settlement Agreement between Invitrogen and Daryl J. Faulkner dated September 9, 2002.(21)

10.51	Executive Employment and Severance Agreement, by and between Invitrogen and James R. Glynn, effective as of December 5, 2002.(22)

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

10.52	Confidential Separation Agreement and General Release of All Claims, by and between Invitrogen and Lyle C. Turner, dated December 13, 2002. (22)

10.53	Independent Contractor Services Agreement, by and between Invitrogen and Lyle C. Turner dated December 13, 2002. (22)

10.54	University Research Park Ground Lease, by and between University Research Park I and PanVera Corporation, dated as of October 1, 1978. (23)

10.56	Amendment to Executive Employment and Severance Agreement by and between Invitrogen Corporation and James R. Glynn, dated as of June 27, 2003. (24)

10.57	Employment Agreement by and between Invitrogen Corporation and Gregory T. Lucier, to be effective as of May 26, 2003. (24)

10.58	Change-In-Control Agreement by and between Invitrogen Corporation and Gregory T. Lucier, dated as of May 26, 2003. (24)

10.59	Indemnification Agreement by and between Invitrogen Corporation and Gregory T. Lucier, dated as of May 26, 2003. (24)

10.60	Restricted Stock Agreement by and between Invitrogen Corporation and Claude D. Benchimol, dated as of September 4, 2003. (25)

10.61	Restricted Stock Agreement by and between Invitrogen Corporation and Gregory T. Lucier, dated as of May 30, 2003. (26)

10.62	NSO Agreement by and between Invitrogen Corporation and Gregory T. Lucier, dated as of May 30, 2003. (26)

10.63	Change-In-Control Agreement by and between Invitrogen Corporation and Claude D. Benchimol, dated as of October 16, 2003. (27)

10.64	Change-In-Control Agreement by and between Invitrogen Corporation and Benjamin E. Bulkley, dated as of October 16, 2003. (27)

10.65	Change-In-Control Agreement by and between Invitrogen Corporation and Joseph Rodriguez, dated as of October 23, 2003. (27)

10.66	Amended and Restated Change-In-Control Agreement by and between Invitrogen Corporation and John A. Cottingham, dated as of October 16, 2003. (27)

10.67	Amended and Restated Change-In-Control Agreement by and between Invitrogen Corporation and Daryl Faulkner, dated as of October 16, 2003. (27)

10.68	Amended and Restated Change-In-Control Agreement by and between Invitrogen Corporation and John D. Thompson, dated as of October 16, 2003. (27)

10.69	Amended and Restated Change-In-Control Agreement by and between Invitrogen Corporation and C. Eric Winzer, dated as of October 16, 2003. (27)

10.70	Restricted Stock Agreement by and between Invitrogen Corporation and Benjamin Bulkley, dated as of October 15, 2003. (27)

10.71	Restricted Stock Agreement by and between Invitrogen Corporation and Joseph Rodriguez, dated as of October 20, 2003. (27)

10.72	Change-In-Control Agreement by and between Invitrogen Corporation and Karen Gibson, dated as of January 30, 2004.

10.73	Restricted Stock Agreement by and between Invitrogen Corporation and Karen Gibson, dated as of January 30, 2004.

10.74	Change-In-Control Agreement by and between Invitrogen Corporation and Nicolas Barthelemy, dated as of March 10, 2004.

10.75	Restricted Stock Agreement by and between Invitrogen Corporation and Nicolas Barthelemy, dated as of March 10, 2004.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-43674). Original 1998 Invitrogen Employee Stock Purchase Plan (“Plan”) and form of subscription agreement thereunder are incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-68665) and amendment to Plan is incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-43674).

(2)	Incorporated by reference to the Registrant’s Report on Schedule TO filed on October 25, 2002.

(3)	Incorporated by reference to Registrant’s Registration Statement on Form S-4 (File No. 333-82593).

(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on March 30, 2001 (File No. 000-25317)

(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on April 11, 2003 (File No. 000-25317)

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2000 (File No. 000-25317).

(7)	The Amended and Restated Bylaws are incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-68665). A further amendment to the Bylaws adopted by a Resolution of the Board of Directors dated July 19, 2001 is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2001 (File No. 000-25317).

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2001 (File No. 000-25317).

(9)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-68665).

(10)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-37964).

(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2001 (File No. 000-25317), as amended.

(12)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-87085).

(13)	The 1997 Stock Option Plan, as amended and restated, is attached to Registrant’s Quarterly Report on Form 10-Q for the Quarterly period ended September 30, 2002 (File No. 000-25317). The forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement under the 1997 Stock Option Plan incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-43674).

(14)	Incorporated by reference to Registrant’s Registration Statement on Form S-1/A (File No. 333-87085).

(15)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-82593).

(16)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2000, (File No. 000-25317).

(17)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2001 (File No. 000-25317).

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 30, 2001 (File No. 000-25317).

(19)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2001 (File No. 000-25317).

(20)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2002 (File No. 000-25317).

(21)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2002 (File No. 000-25317).

(22)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2002 (File No. 000-25317).

(23)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2003 (File No. 000-25317).

(24)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2003 (File No. 000-25317).

(25)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-108442).

(26)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-105730).

(27)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-25317).

(28)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on July 3, 2003 (File No. 000-25317).

(29)	Incorporated by reference to Registrant’s Registration Statement on Form S-3 (File No. 333-110060).