Form 10-Q
period 2004-06-30
INVITROGEN CORP
filed 2004-08-09
CIK 1073431

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

As of July 31, 2004, there were 52,675,335 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INVITROGEN CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value data)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$423,693	$588,678
Short-term investments	482,354	403,427
Restricted cash and investments	17,752	6,632
Trade accounts receivable, net of allowance for doubtful accounts of $5,398 and $4,129, respectively	162,896	117,095
Inventories	113,421	126,707
Deferred income tax assets	28,570	19,310
Prepaid expenses and other current assets	28,514	25,495

Total current assets	1,257,200	1,287,344

Long-term investments	152,628	177,070
Property and equipment, net	227,935	186,231
Goodwill	1,418,887	983,407
Intangible assets, net	456,348	464,659
Deferred income tax assets	1,259	904
Other assets	70,502	66,074

Total assets	$3,584,759	$3,165,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term obligations	$2,320	$1,784
Accounts payable	55,834	55,745
Accrued expenses and other current liabilities	84,060	65,406
Income taxes	13,459	2,758

Total current liabilities	155,673	125,693

Long-term obligations, deferred credits and reserves	51,866	32,069
Pension liabilities	17,359	17,249
Deferred income tax liabilities	167,438	161,331
Convertible debt	1,300,000	1,022,500

Total liabilities	1,692,336	1,358,842

Commitments and contingencies

Stockholders’ Equity:
Preferred stock; $0.01 par value, 6,405,884 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value, 125,000,000 shares authorized; 55,751,334 and 54,595,766 shares issued, respectively	557	546
Additional paid-in-capital	2,000,751	1,942,756
Deferred compensation	(12,359)	(11,265)
Accumulated other comprehensive income	54,624	56,158
Accumulated deficit	(54,296)	(84,494)
Less cost of treasury stock; 3,201,451 shares	(96,854)	(96,854)

Total stockholders’ equity	1,892,423	1,806,847

Total liabilities and stockholders’ equity	$3,584,759	$3,165,689

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Revenues	$253,964	$192,387	$505,288	$373,029
Cost of revenues	107,931	73,510	217,270	144,963

Gross profit	146,033	118,877	288,018	228,066

Operating Expenses:
Sales and marketing	43,261	39,049	88,715	74,868
General and administrative	26,206	22,817	53,229	42,661
Research and development	18,154	12,564	33,902	23,189
Purchased intangibles amortization	28,307	18,831	56,535	35,507
Purchased in-process research and development	728	—	728	—
Business integration costs	—	73	—	393

Total operating expenses	116,656	93,334	233,109	176,618

Operating income	29,377	25,543	54,909	51,448

Other income (expense):
Interest income	5,566	5,860	11,420	12,034
Interest expense	(7,720)	(6,213)	(17,201)	(12,702)
Loss on early retirement of debt	—	—	(6,775)	—
Other income (expense), net	(32)	613	—	336

Total other income and expense, net	(2,186)	260	(12,556)	(332)

Income before provision for income taxes and minority interest	27,191	25,803	42,353	51,116
Provision for income taxes	(7,502)	(8,387)	(12,155)	(16,664)
Minority interest	—	(485)	—	(609)

Net income	$19,689	$16,931	$30,198	$33,843

Earnings per common share:
Basic	$0.38	$0.34	$0.58	$0.68

Diluted	$0.36	$0.34	$0.56	$0.67

Weighted average shares used in per share calculation:
Basic	52,182	50,057	51,940	50,028
Diluted	59,850	50,462	53,950	50,352

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Six Months Ended June 30,
	2004	2003
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,198	$33,843
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of businesses acquired:
Depreciation	18,574	12,246
Amortization of intangible assets	57,967	37,093
Amortization of deferred debt issue costs	1,758	1,647
Amortization of premiums on investments, net of accretion of discounts	4,169	5,295
Amortization of deferred compensation	1,929	60
Deferred income taxes	(23,120)	(15,151)
Other non-cash adjustments	4,635	1,778
Changes in operating assets and liabilities:
Trade accounts receivable	(22,345)	(19,812)
Inventories	15,252	(2,857)
Prepaid expenses and other current assets	(1,285)	(1,563)
Other assets	401	338
Accounts payable	(14,024)	969
Accrued expenses and other current liabilities	(1,516)	1,586
Income taxes	18,302	6,336

Net cash provided by operating activities	90,895	61,808

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of available-for-sale securities	620,797	—
Purchases of available-for-sale securities	(684,736)	—
Maturities of held-to-maturity securities	—	178,540
Purchases of held-to-maturity securities	—	(125,238)
Cash paid for business combinations, net of cash acquired	(492,680)	(105,106)
Purchases of property and equipment	(10,964)	(13,264)
Proceeds from sale of property and equipment	1,329	2,695
Payments for intangible assets	(1,549)	(100)

Net cash used in investing activities	(567,803)	(62,473)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term obligations	440,590	—
Principal payments on long-term obligations	(174,869)	(2,304)
Proceeds from sale of common stock	42,877	2,568
Purchase of treasury stock	—	(5,354)

Net cash provided by (used in) financing activities	308,598	(5,090)
Effect of exchange rate changes on cash	3,325	9,008

Net decrease in cash and cash equivalents	(164,985)	3,253
Cash and cash equivalents, beginning of period	588,678	537,817

Cash and cash equivalents, end of period	$423,693	$541,070

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

For purposes of this quarterly report on Form 10-Q, gross profit is defined as revenues less cost of revenues and gross margin is defined as gross profit divided by revenues. Operating income is defined as gross profit less operating expenses and operating margin is defined as operating income divided by revenues.

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

Inventories

Inventories include material, labor and overhead costs in addition to purchase accounting adjustments to write-up acquired inventory to estimated selling prices less costs to complete, costs of disposal and a reasonable profit allowance. Inventories consist of the following:

(in thousands)	June 30, 2004	December 31, 2003
	(Unaudited)
Raw materials and components	$18,497	$15,800

Work in process (materials, labor and overhead)	11,415	11,920
Adjustment to write up acquired work in process inventory to fair value	—	16,442

Total work in process	11,415	28,362

Finished goods (materials, labor and overhead)	83,509	81,340
Adjustment to write up acquired finished goods inventory to fair value	—	1,205

Total finished goods	83,509	82,545

	$113,421	$126,707

Long-Lived Assets

Invitrogen periodically re-evaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of its long-lived assets. The criteria used for these evaluations include management’s estimate of the asset’s continuing ability to generate operating income and positive cash flow in future periods as well as the strategic significance of any intangible asset in Invitrogen’s business objectives. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets, which is determined by applicable market prices.

Accumulated Depreciation and Amortization

Accumulated depreciation and amortization of property and equipment was $91.8 million and $77.8 million at June 30, 2004, and December 31, 2003, respectively. Accumulated amortization of intangible assets was $294.1 million and $236.1 million at June 30, 2004, and December 31, 2003, respectively.

Computation of Earnings Per Common Share

Basic earnings per share was computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if net income, plus interest, net of taxes, associated with any convertible subordinated notes where the effect of those securities is dilutive, were divided by the weighted average number of common shares, plus potential common shares from outstanding stock options and contingently issuable restricted stock plus the conversion of the convertible subordinated notes where the effect of those securities is dilutive. For the three months ended June 30, 2004, the 2¼% Convertible Subordinated Notes due 2006 (the 2¼% Notes) are dilutive and are included in the diluted earnings per share calculation. For the six months ended June 30, 2004, the 2¼% Notes are antidilutive and are not included in the diluted earnings per share calculation. Until such time that the restricted convertibility features of the 1½% Convertible Senior Notes due 2024 (the 1½% Notes) and the 2% Convertible Senior Notes due 2023 (the 2% Notes) are met, the 1½ Notes and the 2% Notes are not considered in Invitrogen’s diluted earnings per common share calculation.

The FASB reached a tentative conclusion on Emerging Issues Task Force (EITF) Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share”, that contingently convertible debt instruments are subject to the if-converted method under FASB Statement No. 128, Earnings Per Share, regardless of the contingent features included in the instrument. Under current practice, issuers of contingently convertible debt instruments exclude potential common shares underlying the debt instruments from the calculation of diluted earnings per share until the market price or other contingency is met. The proposed effective date for Issue 04-8 would be for reporting periods ending after December 15, 2004. If finalized, the EITF guidance would be applied by retroactively restating earnings per share for all periods presented and could result in a higher number of diluted shares resulting in a lower diluted earnings per share calculation.

The computations for basic and diluted earnings per share are as follows:

(in thousands, except per share amounts)(unaudited)	Income (Numerator)	Shares (Denominator)	Earnings Per Share
Three Months Ended June 30, 2004
Basic earnings per share:
Net income	$19,689	52,182	$0.38

Diluted earnings per share:
2 1/4% Convertible Subordinated Notes due 2006	2,091	5,807
Dilutive stock options	—	1,686
Contingently issuable restricted stock	—	175

Net income plus assumed conversions	$21,780	59,850	$0.36

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		1,420

		1,420

Three Months Ended June 30, 2003
Basic earnings per share:
Net income	$16,931	50,057	$0.34

Diluted earnings per share:
Dilutive stock options	—	378
Contingently issuable restricted stock	—	27

Net income plus assumed conversions	$16,931	50,462	$0.34

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		3,440
2 1/4% Convertible Subordinated Notes due 2006		5,807
5 1/2% Convertible Subordinated Notes due 2007		2,025

		11,272

Six Months Ended June 30, 2004
Basic earnings per share:
Net income	$30,198	51,940	$0.58

Diluted earnings per share:
Dilutive stock options	—	1,841
Contingently issuable restricted stock	—	169

Net income plus assumed conversions	$30,198	53,950	$0.56

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		973
2 1/4% Convertible Subordinated Notes due 2006		5,807
5 1/2% Convertible Subordinated Notes due 2007		834

		7,614

Six Months Ended June 30, 2003
Basic earnings per share:
Net income	$33,843	50,028	$0.68

Diluted earnings per share:
Dilutive stock options	—	310
Contingently issuable restricted stock	—	14

Net income plus assumed conversions	$33,843	50,352	$0.67

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		4,425
2 1/4% Convertible Subordinated Notes due 2006		5,807
5 1/2% Convertible Subordinated Notes due 2007		2,025

		12,257

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

(in thousands, except per share amounts)(unaudited)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$19,689	$16,931	$30,198	$33,843
Add: Stock-based compensation expense included in reported net income, net of related tax effects	747	40	1,369	40
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,550)	(7,553)	(19,199)	(17,882)

Pro forma net income	$9,886	$9,418	$12,368	$16,001

Earnings per share:
Basic – as reported	$0.38	$0.34	$0.58	$0.68

Basic – pro forma	$0.19	$0.19	$0.24	$0.32

Diluted – as reported	$0.36	$0.34	$0.56	$0.67

Diluted – pro forma	$0.18	$0.19	$0.23	$0.32

Comprehensive Income

Total comprehensive income is determined as follows:

(in thousands)(unaudited)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$19,689	$16,931	$30,198	$33,843
Unrealized gain (loss) on investments, net of deferred taxes	(3,009)	273	(3,390)	273
Unrealized gain (loss) on cash flow hedging instruments, net of deferred taxes	(109)	—	1,978	—
Foreign currency translation adjustments, net of deferred taxes	(2,263)	14,362	(122)	15,739

Total comprehensive income	$14,308	$31,566	$28,664	$49,855

Recent Accounting Pronouncements

In December 2003, the FASB issued FASB Staff Position No. FAS 106-1 (FSP 106-1), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The guidance was effective for initial interim or annual fiscal periods ending after December 7, 2003. FSP 106-1 permitted employers that sponsor postretirement benefit plans (plan sponsors) that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the Act). Without FSP 106-1, plan sponsors would have been required under Statement of Financial Accounting Standards (SFAS) No. 106, “Employers Accounting for

Postretirement Benefits Other Than Pensions,” to account for the effects of the Act in the fiscal period that includes December 8, 2003, the date the President signed the Act into law. Invitrogen has elected to defer accounting for the effects of the Act.

In May 2004, the FASB issued FASB Staff Position No. FAS 106-2 (FSP 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which supersedes FSP 106-1. FSP 106-2 provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. This FSP also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act (the Subsidy). The guidance in FSP 106-2 related to the accounting for the Subsidy applies only to the sponsor of a single-employer defined benefit postretirement health care plan for which (a) the employer has concluded that prescription drug benefits available under the plan to some or all the participants for some or all future years are “actuarially equivalent” to Medicare Part D and thus qualify for the Subsidy under the Act and (b) the expected Subsidy will offset or reduce the employer’s share of the cost of the underlying postretirement prescription drug coverage on which the Subsidy is based. This FSP also provides guidance for the disclosures about the effects of the Subsidy for an employer that sponsors a postretirement health care benefit plan that provides prescription drug coverage, but for which the employer has not yet been able to determine actuarial equivalency. This FSP is effect for the first interim period beginning after June 15, 2004. Invitrogen is currently investigating the impact of FSP No. FAS 106-2’s initial recognition, measurement and disclosure provisions on its Dexter Postretirement Health and Benefit Program. As a result of this, measurement of the accumulated plan benefit obligation and net periodic postretirement benefit cost does not reflect the effects of the Act on Invitrogen’s postretirement benefit plan.

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

The results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. The total cost of the acquisition is as follows:

(in thousands)(unaudited)
Cash paid for common stock	$404,793
Cash paid for outstanding common stock options	28,505
Debt assumed as a result of acquisition	70,436
Direct costs	4,922

Total purchase price	$508,656

As of June 30, 2004, the purchase price allocation associated with this transaction is preliminary and subject to the finalization of the independent valuation report. The preliminary purchase price allocation is shown below:

(in thousands)(unaudited)
Fair value of net tangible assets acquired	$118,446
Fair value of debt assumed	(70,436)
Fair value of identifiable intangible assets acquired	44,300
Goodwill	416,346

$508,656

Purchased intangibles are being amortized over a weighted average life of 4 years. An established client list, a history of operating margins and profitability, a strong scientific employee base and operations in an attractive market niche were among the factors that contributed to a purchase price resulting in the recognition of goodwill.

As a result of the integration of the business, Invitrogen has terminated 52 employees, relocated 7 employees to other sites. In addition, Invitrogen implemented a decision made by the board of directors of BioReliance prior to the acquisition to close duplicate facilities in Worchester, Massachusetts. In the second quarter of 2004, Invitrogen reached a decision to exit BioReliance’s contract manufacturing business in Rockville, Maryland, and, accordingly, adjusted the related assets to their net realizable value. Invitrogen expects to record additional environmental clean-up costs and further purchase accounting adjustments to the carrying value of assets related to BioReliance’s contract manufacturing business, as applicable, during the remainder of 2004. At June 30, 2004, Invitrogen had $1.5 million remaining in accrued expenses and other current liabilities in the Consolidated Balance Sheets related to this integration. Activity for accrued acquisition and business integration costs for the six months ended June 30, 2004, is as follows:

(in thousands)(unaudited)	Opening Balance Sheet Accruals	Amounts Paid in Cash	Balance at June 30, 2004
Stock options	$28,505	$(28,110)	$395
Severance charges	1,205	(232)	973
Change-in-control agreements	634	(634)	—
Other costs to close facilities	149	(60)	89
Direct costs of the merger	4,922	(4,922)	—

	$35,415	$(33,958)	$1,457

Other Acquisitions

During 2004, Invitrogen completed other acquisitions that were not material to the overall consolidated financial statements and the results of operations have been included in the accompanying consolidated financial statements from the respective dates of the acquisitions. The aggregate cash purchase price of these 2004 acquisitions was $23.8 million. The excess of purchase price over the acquired net tangible assets was $22.7 million at June 30, 2004, of which $2.2 million has been allocated to purchased intangibles which are amortized over a life of 6.7 years, $19.8 million has been allocated to goodwill in the Consolidated Balance Sheets and $0.7 million has been expensed as in-process research and development costs for the three months ended June 30, 2004.

Pro Forma Information

The following unaudited pro forma information assumes that the February 2004 acquisition of BioReliance, the August 2003 acquisition of Molecular Probes, and the March 2003 acquisition of PanVera assets and underlying business, occurred at the beginning of the periods presented. The unaudited pro forma information excludes Invitrogen’s other acquisitions in 2003 and 2004 as the effects of those acquisitions were not material to the overall consolidated financial statements. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the acquisitions been in effect as of the periods indicated above, or of future results of operations. The unaudited pro forma results for the three and six months ended June 30, 2004 and 2003, respectively, are as follows:

(in thousands, except per share data) (unaudited)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$261,406	$238,036	$512,730	$465,095
Net income(1)	15,334	8,063	26,842	14,307
Earnings per share:
Basic	$0.29	$0.16	$0.52	$0.29
Diluted	$0.28	$0.16	$0.50	$0.28

(1)	Includes, on a pre-tax basis, nonrecurring charges of $7.3 million and $10.5 million for the three months ended June 30, 2004 and 2003, respectively, and $17.6 million and $20.6 million for the six months ended June 30, 2004 and 2003, respectively, of increased cost of revenues for the estimated sale of inventory written up to fair market value under purchase accounting rules, $0.7 million for the write-off purchased in-process research and development costs for the three and six months ended June 30, 2004, and $1.4 million for the write-off of purchased in-process research and development costs for the three and six months ended June 30, 2003.

3. Segment Information

Invitrogen’s business focus is on two principal product segments, BioDiscovery products and services and BioProduction products and services. Invitrogen has two reportable segments: BioDiscovery and BioProduction (formerly named Molecular Biology and Cell Culture, respectively).

The BioDiscovery product segment is composed of the functional genomics and cell biology and drug discovery tools product lines. The BioDiscovery product segment supplies research tools in reagent and kit form that simplify and improve gene cloning, gene expression, and gene analysis techniques. Invitrogen supplies a full range of biodiscovery products including enzymes, nucleic acids, other biochemicals and reagents. Invitrogen also offers software that enables more efficient and accelerated analysis and interpretation of genomic, proteomic and other biomolecular data for application in pharmaceutical, therapeutic and diagnostic development.

The BioProduction product segment is composed of the cell culture products and services and biologics testing product lines. The BioProduction product segment supplies sera, cell and tissue culture media and reagents used in both life sciences research and in processes to grow cells in the laboratory and to produce pharmaceuticals and other materials made by cultured cells. Invitrogen also manufactures biologics on behalf of clients both for use in clinical trials and for the worldwide commercial market. In addition, Invitrogen offers BioProduction services that evaluate products to ensure that they are free of disease-causing agents or do not cause adverse effects, characterize products’ chemical structures, develop formulations for long-term stability and validate purification processes under regulatory guidelines.

Invitrogen has no intersegment revenues that are material to the overall consolidated financial statements. Invitrogen does not currently segregate assets by segment because a significant portion of Invitrogen’s total assets are shared or non-segment assets. Invitrogen has determined that it is not useful to assign its shared assets to its BioDiscovery and BioProduction segments.

Segment information is as follows:

(dollars in thousands)(unaudited)	BioDiscovery	BioProduction	Unallocated(1)	Total
Three Months Ended June 30, 2004
Revenues from external customers	$143,000	$110,964	$—	$253,964

Gross profit	100,634	52,772	(7,373)	146,033

Gross margin as a percentage of revenues	70%	48%		58%
Selling and administrative	46,405	22,985	77	69,467
Research and development	15,670	2,250	234	18,154
Business integration costs and merger-related amortization(2)	—	—	29,035	29,035

Operating income (loss)	$38,559	$27,537	$(36,719)	$29,377

Operating margin as a percentage of revenues	27%	25%		12%
Three Months Ended June 30, 2003(3)
Revenues from external customers	$119,780	$72,607	$—	$192,387

Gross profit	82,514	38,019	(1,656)	118,877

Gross margin as a percentage of revenues	69%	52%		62%
Selling and administrative	46,289	15,577	—	61,866
Research and development	10,719	1,845	—	12,564
Business integration costs and merger-related amortization	—	—	18,904	18,904

Operating income (loss)	$25,506	$20,597	$(20,560)	$25,543

Operating margin as a percentage of revenues	21%	28%		13%
Six Months Ended June 30, 2004
Revenues from external customers	$295,673	$209,615	$—	$505,288

Gross profit	207,917	97,856	(17,755)	288,018

Gross margin as a percentage of revenues	70%	47%		57%
Selling and administrative	96,969	44,829	146	141,944
Research and development	28,962	4,496	444	33,902
Business integration costs and merger-related amortization(2)	—	—	57,263	57,263

Operating income (loss)	$81,986	$48,531	$(75,608)	$54,909

Operating margin as a percentage of revenues	28%	23%		11%
Six Months Ended June 30, 2003(3)
Revenues from external customers	$236,151	$136,878	$—	$373,029

Gross profit	158,410	71,312	(1,656)	228,066

Gross margin as a percentage of revenues	67%	52%		61%
Selling and administrative	87,378	30,151	—	117,529
Research and development	19,462	3,727	—	23,189
Business integration costs and merger-related amortization	—	—	35,900	35,900

Operating income (loss)	$51,570	$37,434	$(37,556)	$51,448

Operating margin as a percentage of revenues	22%	27%		14%

(1)	Unallocated items for the three months ended June 30, 2004 and 2003, include costs for purchase accounting inventory revaluations of $7.3 million and $1.7 million, amortization of purchased intangibles of $28.3 million and $18.8 million, amortization of deferred compensation of $0.4 million and $0, purchased in-process research and development costs of $0.7 million and $0, and business integration costs of $0 million and $0.1 million, respectively. Unallocated items for the six months ended June 30, 2004 and 2003, include costs for purchase accounting inventory revaluations of $17.6 million and $1.7 million, amortization of purchased intangibles of $56.5 million and $35.5 million, amortization of deferred compensation of $0.8 million and $0, purchased in-process research and development costs of $0.7 million and $0, and business integration costs of $0 and $0.4 million. These items are not allocated by management for purposes of analyzing the operations since they are principally non-cash or other costs resulting primarily from business restructuring or purchase accounting that are separate from ongoing operations.
(2)	Excludes deferred compensation of $0.4 million and $0 for the three months ended June 30, 2004 and 2003, respectively, and $0.8 million and $0 for the six months ended June 30, 2004 and 2003, respectively, which is allocated to operating expenses.
(3)	2004 presentation of 2003 selling, administrative and R&D costs by segment reflects reclassifications of general and administrative costs from the unallocated segment to the BioDiscovery and BioProduction segments to conform to Invitrogen’s corporate expense allocation methodology applied in 2004.

4. Commitments and Contingencies

Letters of Credit

Invitrogen had outstanding letters of credit at June 30, 2004, totaling $2.9 million to support liabilities associated with Invitrogen’s self-insured worker’s compensation programs, which liabilities are reflected in other current liabilities and long-term deferred credits and reserves in the Consolidated Balance Sheet at June 30, 2004.

Invitrogen also had outstanding letters of credit at June 30, 2004, totaling $4.7 million to support its building lease requirements.

Leases

Invitrogen assumed capital lease obligations in conjunction with one of its acquisitions in 2004 that was not material to the overall consolidated financial statements. The capital leases are for computer, office and research and development equipment. The total capital lease liability is $0.6 million, with $0.3 million allocated to the current portion of long-term obligations and $0.3 million allocated to long-term obligations, deferred credits and reserves on the Consolidated Balance Sheet at June 30, 2004. The leases expire from 2005 through 2006 and have future minimum commitments of $270,000 for 2004, $292,000 for 2005, and $33,000 for 2006.

Guarantees

As part of capital leases assumed in conjunction with the acquisition of BioReliance in February 2004, Invitrogen has guaranteed indebtedness of $3.7 million at June 30, 2004, related to the construction of BioReliance’s U.S. manufacturing facility in Rockville, Maryland.

Contingent Acquisition Obligations

Pursuant to the purchase agreements for Invitrogen’s 2003 and 2004 other acquisitions that were not material to the overall consolidated financial statements, Invitrogen could be required to make additional contingent cash payments based on certain operating results of the acquired companies. Payments aggregating a maximum of $88.5 million and certain other payments based upon percentages of future gross sales of the acquired companies could be required through 2008. Invitrogen will account for any such contingent payments as an addition to the respective purchase price.

Environmental Liabilities

Invitrogen assumed certain environmental exposures as a result of its merger with Dexter Corporation in 2000. Invitrogen recorded reserves to cover estimated environmental costs. The environmental reserves, which are not discounted, were $8.1 million at June 30, 2004, and included current reserves of $0.8 million, which are estimated to be paid during the next year, and long-term reserves of $7.3 million. In addition, Invitrogen has an insurance policy for these assumed environmental exposures. Based upon currently available information, Invitrogen believes that it has adequately provided for these environmental exposures and that the outcome of these matters will not have a material adverse effect upon the consolidated financial position, results of operations or cash flows of Invitrogen in the future.

Intellectual Properties

Invitrogen is involved in various claims and legal proceedings of a nature considered normal to its business including protection of its owned and licensed intellectual property. Invitrogen records accruals for such contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. Specific royalty liabilities related to acquired businesses were recorded on the Invitrogen financial statements at June 30, 2004.

Litigation

Invitrogen is subject to potential liabilities under government regulations and various claims and legal actions which are pending or may be asserted. These matters have arisen in the ordinary course and conduct of Invitrogen’s business, as well as through acquisitions, and some are expected to be covered, at least partly, by insurance. Estimated amounts for claims that are probable and can be reasonably estimated are reflected as liabilities of Invitrogen. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters which are pending or may be asserted could be decided unfavorably to Invitrogen. Although the amount of liability at June 30, 2004, with respect to these matters cannot be ascertained, Invitrogen believes that any resulting liability should not materially affect Invitrogen’s consolidated financial statements.

5. Convertible Debt

Convertible debt consists of the following:

(dollars in thousands)	June 30, 2004	December 31, 2003
1 1/2% Convertible Senior Notes (principal due 2024)	$450,000	$—
2% Convertible Senior Notes (principal due 2023)	350,000	350,000
2 1/4% Convertible Subordinated Notes (principal due 2006)	500,000	500,000
5 1/2% Convertible Subordinated Notes (principal due 2007)	—	172,500

	$1,300,000	$1,022,500

Issuance of Convertible Debt

On February 19, 2004, Invitrogen issued $450 million principal amount of 1 1/2% convertible senior notes (the 1 1/2% Notes) due 2024 to certain qualified institutional buyers. Interest on the 1 1/2% Notes is payable semi-annually on February 15th and August 15th. In addition to the coupon interest of 1 1/2%, additional interest of 0.35% of the market value of the notes may be required to be paid beginning February 15, 2012, if the market value of the notes during specified testing periods is 120% or more of the principal value. The 1 1/2% Notes were issued at 100% of principal value, and are convertible into 4.4 million shares of common stock at the option of the holder upon the occurrence of certain events at a price of $102.03 per share. The 1 1/2% Notes may be redeemed, in whole or in part, at Invitrogen’s option on or after February 15, 2012, at 100% of the principal amount. In addition, the holders of the 1 1/2% Notes may require Invitrogen to repurchase all or a portion of the 1 1/2% Notes for 100% of the principal amount, plus accrued interest, on February 15, 2012, 2017 and 2022.

The 1 1/2% Notes also contain a restricted convertibility feature that does not affect the conversion price of the notes, but, instead, places restrictions on a holder’s ability to convert their notes into shares of Invitrogen’s common stock (conversion shares). Holders may convert their Notes into shares of Invitrogen’s common stock prior to stated maturity under the following circumstances:

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

After expenses, Invitrogen received net proceeds of $440.6 million. The costs incurred to issue the 1 1/2% Notes, which totaled $9.4 million, have been deferred and included in other assets in the Consolidated Balance Sheets and are amortized over the terms of the 1 1/2% Notes using the effective interest method. At June 30, 2004, the unamortized balance of the issuance costs was $9.3 million.

Redemption of Convertible Debt

Invitrogen used a portion of the proceeds from the issuance of the 1 1/2% Notes in February 2004 to redeem its 5 1/2% Convertible Subordinated Notes due 2007 in March 2004, at the stated premium of 102.357 plus accrued interest through the date of redemption. Invitrogen recorded a loss of $4.1 million for the payment of the call premium and a loss of $2.7 million for the write-off of unamortized deferred financing costs during the first quarter of 2004.

6. Pension Plans and Postretirement Health and Benefit Plan

Invitrogen has several defined benefit pension plans covering its U.S. employees and employees in certain foreign countries. Invitrogen also has a postretirement health and welfare plan which provides benefits to certain participants who were employees of Dexter Corporation prior to the sale of their businesses and prior to Invitrogen’s merger with Dexter Corporation, all but one of whom are not employees of Invitrogen.

The components of net periodic pension cost for Invitrogen’s pension plans and postretirement health and benefit plan for the three and six months ended June 30, 2004, and 2003, are as follows:

	Domestic Plans
(in thousands)(unaudited)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Interest	$811	$1,328	$1,622	$1,607
Expected return on plan assets	(1,125)	(1,367)	(2,250)	(1,785)
Amortization of actuarial loss	486	981	972	1,461

Net periodic pension cost	$172	$942	$344	$1,283

	Foreign Plans
(in thousands)(unaudited)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Service cost	$583	$461	$1,168	$897
Interest cost	432	322	866	625
Expected return on plan assets	(450)	(342)	(902)	(662)
Amortization of actuarial loss	19	2	38	4

Net periodic pension cost	$584	$443	$1,170	$864

7. Adoption of Invitrogen Corporation 2004 Equity Incentive Plan

At the annual meeting of stockholders on April 29, 2004, the stockholders approved the Invitrogen Corporation 2004 Equity Incentive Plan (the 2004 Plan). The 2004 Plan replaces Invitrogen’s 1997 Stock Option Plan, 2000 Nonstatutory Stock Option Plan, 2001 Stock Incentive Plan and 2002 Stock Incentive Plan (collectively, the “Prior Plans”). Upon approval of the 2004 Plan, all Prior Plans were frozen and a total of 5,700,000 shares of Invitrogen common stock has been reserved for granting of new awards under the 2004 Plan. However, the 2004 Plan shares reserve also includes all of the options and other awards that Invitrogen has granted which are still outstanding as of April 29, 2004, under the Prior Plans. The maximum number of shares that may be granted under the 2004 Plan share reserve is 13,516,000.

The 2004 Plan permits the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and deferred stock awards. Any shares of Invitrogen common stock granted under the 2004 Plan in the form of stock options or stock appreciation rights are counted against the 2004 Plan share reserve as one share of Invitrogen common stock for every one share subject to the stock option or stock appreciation right. However, any shares of Invitrogen common stock, which are granted under the 2004 Plan in award other than stock options or stock appreciation rights, are counted against the 2004 Plan share reserve as 1.6 shares of Invitorgen common stock for every one share subject to such award.

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

We focus our business on two principal product segments:

•	BioDiscovery. Our BioDiscovery product segment is composed of the functional genomics and cell biology and drug discovery tools product lines. The BioDiscovery product segment supplies research tools in reagent and kit form that simplify and improve gene cloning, gene expression, and gene analysis techniques. We supply a full range of biodiscovery products including enzymes, nucleic acids, other biochemicals and reagents. We also offer software that enables more efficient and accelerated analysis and interpretation of genomic, proteomic and other biomolecular data for application in pharmaceutical, therapeutic and diagnostic development.

•	BioProduction. Our BioProduction product segment is composed of the cell culture products and services and biologics testing product lines. The BioProduction product segment supplies sera, cell and tissue culture media and reagents used in both life sciences research and in processes to grow cells in the laboratory and to produce pharmaceuticals and other materials made by cultured cells. We also manufacture biologics on behalf of clients both for use in clinical trials and for the worldwide commercial market. In addition, we offer BioProduction services that evaluate products to ensure that they are free of disease-causing agents or do not cause adverse effects, characterize products’ chemical structures, develop formulations for long-term stability and validate purification processes under regulatory guidelines.

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

Our Strategy

Our objective is to provide essential life science technologies for disease research, drug discovery and commercial bioproduction. Our strategies to achieve this objective include:

•	New Product Innovation and Development.

•	Developing innovative new products. We place a great emphasis on internally developing new technologies for the life sciences research and biopharmaceutical production markets. A significant portion of our growth and current revenue base has been created by the application of technology to accelerate the drug discovery process of our customers. We expect to increase research and development spending as a percentage of sales over the next several quarters, and to focus new product development primarily on three critical technology areas:

•	Protein production, purification and characterization;

•	Biochemical and cell-based assays; and

•	Labeling and detection, particularly in proteomics.

•	In-licensing technologies. We actively and selectively in-license new technologies, which we modify to create high value kits, many of which address bottlenecks in the research or drug discovery laboratories. We have a dedicated group of individuals that is focused on in-licensing technologies from academic and government institutions, as well as biotechnology and pharmaceutical companies.

•	Acquisitions. We actively and selectively seek to acquire and integrate companies with complementary products and technologies, trusted brand names, strong market positions, and strong intellectual property positions. We have acquired several businesses since we became a public company in 1999. Our most significant acquisitions include Life Technologies, BioReliance, Molecular Probes, PanVera, NOVEX, Research Genetics and InforMax.

Our recent significant acquisitions include:

•	Our February 6, 2004, acquisition of all outstanding shares of common stock of BioReliance Corporation. BioReliance is a leading contract service organization providing testing, development and manufacturing services for biologic-based drugs to biotechnology and pharmaceutical companies worldwide. The results of operations of BioReliance have been included in our consolidated financial statements in the BioProduction segment from the date of acquisition.

•	Our August 20, 2003, acquisition of all outstanding shares of common stock of Molecular Probes, Inc., a privately-held corporation based in Eugene, Oregon. Molecular Probes is a provider of fluorescence-based technologies for use in labeling molecules for biological research and drug discovery. The results of operations of Molecular Probes have been included in the accompanying consolidated financial statements in the BioDiscovery segment from the date of acquisition.

•	Our March 28, 2003, acquisition of products and technology rights from PanVera LLC, a wholly-owned subsidiary of Vertex Pharmaceuticals, Inc. Based in Madison, Wisconsin, our PanVera business provides products and services that are designed to accelerate the discovery of new medicines by the pharmaceutical and biopharmaceutical industries. Through this transaction, we have acquired PanVera’s biochemical and cellular assay capabilities and its commercial portfolio of proprietary reagents, probes and proteins. As part of the transaction, we have also acquired PanVera’s research, development and manufacturing facility in Madison. We plan to expand the sale of PanVera products to target a broader market, including academic and government researchers. The results of operations of PanVera have been included in the accompanying consolidated financial statements in the BioDiscovery segment from the date of acquisition.

•	Leverage of Existing Sales and Distribution Infrastructure

•	Multi-national sales footprint. We have developed a sales and distribution network with sales in approximately seventy countries throughout the world. Our sales force is highly-trained, with many of our sales-people possessing degrees in molecular biology, biochemistry or related fields. We believe our sales force has a proven track record for selling and distributing our products, and we expect to leverage this capacity to increase sales of our existing, newly developed and acquired products.

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

We conduct our operations through subsidiaries in Europe, Asia-Pacific and the Americas. Each subsidiary records its income and expenses using the functional currency of the country in which the subsidiary resides. To consolidate the income and expenses of all of our subsidiaries, we translate each subsidiary’s results into U.S. dollars using average exchange rates during the period. Changes in currency exchange rates have affected, and will continue to affect our consolidated revenues, revenue growth rates, gross profits and net income. In addition, many of our subsidiaries conduct a portion of their business in currencies other than the subsidiary’s functional currency, which can result in foreign currency transaction gains or losses. Exchange gains and losses arising from transactions denominated in these currencies are recorded in the Consolidated Statements of Income using the actual exchange rate differences on the date of the transaction.

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

RESULTS OF OPERATIONS

Revenues.

	For the Three Months Ended June 30,		Increase	% Increase
(dollars in millions) (unaudited)	2004	2003
BioDiscovery segment revenues	$143.0	$119.8	$23.2	19%
BioProduction segment revenues	111.0	72.6	38.4	53%

Total revenues	$254.0	$192.4	$61.6	32%

BioDiscovery gross margin	70%	69%
BioProduction gross margin	48%	52%
Total gross margin	58%	62%

	For the Six Months Ended June 30,		Increase	% Increase
(dollars in millions) (unaudited)	2004	2003
BioDiscovery segment revenues	$295.7	$236.1	$59.6	25%
BioProduction segment revenues	209.6	136.9	72.7	53%

Total revenues	$505.3	$373.0	$132.3	35%

BioDiscovery gross margin	70%	67%
BioProduction gross margin	47%	52%
Total gross margin	57%	61%

When comparing revenues for the three months ended June 30, 2004 with the same period in 2003, changes in foreign currency exchange rates increased U.S. dollar-denominated revenues, accounting for $6.6 million of the $61.6 million increase. This increase from changes in foreign currency exchange rates increased our revenue growth rate by 3%. The increase in revenues also includes $48.9 million, or 26%, from our recent acquisitions: BioReliance, which we acquired in February 2004 and Molecular Probes which we acquired in August 2003. Higher volume accounted for an additional $4.1 million or 2% increase, while higher average selling prices contributed another $2.0 million or 1%.

When comparing revenues for the six months ended June 30, 2004 with the same period in 2003, changes in foreign currency exchange rates increased U.S. dollar-denominated revenues, accounting for $19.9 million of the $132.3 million increase. This increase from changes in foreign currency exchange rates increased our revenue growth rate by 5%. The increase in revenues also includes $97.8 million, or 26%, from our recent acquisitions: BioReliance, which we acquired in February 2004; Molecular Probes which we acquired in August 2003; and the PanVera business which we acquired at the end of March 2003. Higher volume accounted for an additional $10.7 million or 3% increase, while higher average selling prices contributed another $3.9 million or 1%.

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

BioDiscovery Segment Revenues. Changes in foreign currency exchange rates increased U.S. dollar-denominated BioDiscovery revenues by $4.2 million when comparing the three months ended June 30, 2004 with the same period in 2003 and accounted for 3% of the 19% increase in revenues. The increase in revenues also includes $20.3 million, or 17%, from our recent acquisitions. Lower average selling prices partially offset by slightly higher volume growth accounted for a decrease in revenues of $1.3 million or 1%.

Changes in foreign currency exchange rates increased U.S. dollar-denominated BioDiscovery revenues by $12.7 million when comparing the six months ended June 30, 2004 with the same period in 2003 and accounted for 5% of the 25% increase in revenues. The increase in revenues also includes $48.8 million, or 21%, from our recent acquisitions. Lower average selling prices partially offset by slightly higher volume growth accounted for a decrease in revenue of $1.9 million or 1%.

We currently expect our BioDiscovery growth rate to range from 18% to 20% for the full year 2004.

BioProduction Segment Revenues. Changes in foreign currency exchange rates increased U.S. dollar-denominated BioProduction revenues by $2.4 million when comparing the three months ended June 30, 2004 with the same period in 2003, and accounted for 3% of the 53% increase in revenues. The increase in revenues also includes $28.6 million, or 40%, from our recent acquisition of BioReliance. The remainder of the increase reflects volume growth of $3.2 million or 4%, as well as average selling price increases, particularly for sera products, which accounted for $4.2 million or 6%.

Changes in foreign currency exchange rates increased U.S. dollar-denominated BioProduction revenues by $7.2 million when comparing the six months ended June 30, 2004 with the same period in 2003, and accounted for 5% of the 53% increase in revenues. The increase in revenues also includes $49.0 million, or 36%, from our recent acquisition of BioReliance. The remainder of the increase reflects volume growth of $9.2 million or 7%, as well as average selling price increases, particularly for sera products, which accounted for $7.3 million or 5%.

We currently expect our BioProduction growth rate to range from 50% to 52% for the full year 2004, with our acquisition of BioReliance in February 2004 contributing 39% of this growth.

Sales of cell culture products for large-scale production applications can vary significantly due to customer demand. In addition, cell culture revenues include sales of sera products whose price has historically been volatile. As a result, cell culture revenue growth rates can vary significantly. We also believe that it is unlikely for price increases for sera products to continue, and, therefore, do not anticipate that price increases will contribute to our growth rates or increase our gross margin as much as they have in the past two years.

Gross Margin. The decrease in gross margin during the three months ended June 30, 2004, when compared to the same period in 2003, reflects costs of $7.3 million, or 3% of revenues, associated with the sale during 2004 of products acquired with Molecular Probes that were previously written-up under purchase accounting rules. In addition, higher unit costs net of higher average selling prices for sera products accounted for a 2% decrease in gross margin and lower margin products from acquired businesses accounted for a 1% decrease. This decrease in gross margin is partially offset by a 2% increase in gross margin resulting from lower variable costs resulting from productivity improvements.

The decrease in gross margin during the six months ended June 30, 2004, when compared to the same period in 2003, reflects costs of $17.6 million, or 3% of revenues, associated with the sale during 2004 of products acquired with Molecular Probes that were previously written-up under purchase accounting rules. Our sera product line accounted for a 1% decrease in gross margin driven by unit costs increasing faster than average selling prices.

The increase in BioDiscovery gross margin during the three and six months ended June 30, 2004, when compared to the same period in 2003, is due to the addition of higher margin products from acquired businesses which accounted for improved margins of 2% and 3%, respectively. Unfavorable changes in average selling prices reduced margins by 1% for the three months ended June 30, 2004.

The decrease in BioProduction gross margin during the three and six months ended June 30, 2004, when compared to the same period in 2003, reflects the lower gross margin BioReliance service business which reduced margins by 3% for both periods, and higher unit costs net of higher average selling prices for sera products which reduced margins by 4% and 2%, respectively. This decrease in gross margin is partially offset by a 3% increase in gross margin resulting from lower variable costs resulting from productivity improvements for the three months ended June 30, 2004.

We believe that gross margin for future periods will be affected by, among other things, the integration of acquired businesses in addition to sales volumes, competitive conditions, royalty payments on licensed technologies, the cost of raw materials, changes in average selling prices, our ability to make productivity improvements, and foreign currency rates.

Operating Expenses.

	For the Three Months Ended June 30,				Increase (Decrease)
	2004		2003
(dollars in millions)(unaudited)	Operating Expense	As a Percentage of Segment Revenues	Operating Expense(1)	As a Percentage of Segment Revenues
BioDiscovery Segment:
Sales and marketing	$30.2	21%	$29.2	24%	$1.0
General and administrative	16.2	11%	17.1	14%	(.9)
Research and development	15.7	11%	10.7	9%	5.0

BioProduction Segment:
Sales and marketing	$13.0	12%	$9.8	14%	$3.2
General and administrative	10.0	9%	5.7	8%	4.3
Research and development	2.2	2%	1.9	3%	0.3

Unallocated:
Sales and marketing	$0.1		$—		$0.1
Research and development	0.2		—		0.2

Consolidated:
Sales and marketing	$43.3	17%	$39.0	20%	$4.3
General and administrative	26.2	10%	22.8	12%	3.4
Research and development	18.1	7%	12.6	7%	5.5

	For the Six Months Ended June 30,				Increase
	2004		2003
(dollars in millions)(unaudited)	Operating Expense	As a Percentage of Segment Revenues	Operating Expense(1)	As a Percentage of Segment Revenues
BioDiscovery Segment:
Sales and marketing	$62.7	21%	$56.0	24%	$6.7
General and administrative	34.3	12%	31.4	13%	2.9
Research and development	29.0	10%	19.4	8%	9.6

BioProduction Segment:
Sales and marketing	$25.9	12%	$18.9	14%	$7.0
General and administrative	18.9	9%	11.3	8%	7.6
Research and development	4.5	2%	3.8	3%	0.7

Unallocated:
Sales and marketing	$0.1		$—		$0.1
Research and development	0.4		—		0.4

Consolidated:
Sales and marketing	$88.7	18%	$74.9	20%	$13.8
General and administrative	53.2	11%	42.7	11%	10.5
Research and development	33.9	7%	23.2	6%	10.7

(1)	2004 presentation of 2003 general and administrative expenses by segment reflects reclassifications of general and administrative costs from the Corporate and Unallocated segment to the BioDiscovery and BioProduction segments to conform to our corporate expense allocation methodology applied in 2004.

Sales and Marketing. The increase in sales and marketing expenses for the three months ended June 30, 2004, when compared to the same period in 2003, is primarily due to the acquired businesses of BioReliance and Molecular Probes, which accounted for $4.8 million of the increase and a change in foreign currency rates that increased expenses by $1.1 million. These increases were partially offset by a decrease of $1.6 million primarily due to lower advertising expenses. For the six months ended June 30, 2004, the increase in sales and marketing expenses, when compared to the same period in 2003, is primarily due to the acquired businesses of BioReliance, Molecular Probes and PanVera, which accounted for $9.1 million of the increase and a change in foreign currency rates that increased expenses by $3.2 million. In addition, increased headcount, incentive compensation, and lower advertising expenses resulted in an increase of $1.5 million for the six months ended June 30, 2004.

In the future, we expect to see continued productivity gains in our sales and marketing expenditures as we use product specialists to support our existing customer account managers allowing us to maintain the effectiveness of our direct selling organization while offering an ever-increasing portfolio of products.

General and Administrative. The increase in general and administrative expenses for the three months ended June 30, 2004, is due to costs associated with the acquired businesses of BioReliance and Molecular Probes, which accounted for $6.5 million of the increase and a change in foreign currency rates that increased expenses by $0.3 million. These increases were partially offset by a $3.4 million decrease resulting primarily from lower legal fees. For the six months ended June 30, 2004, the increase in general and administrative expenses is due to costs associated with the acquired businesses of BioReliance, Molecular Probes and PanVera, which accounted for $11.1 million of the increase, costs associated with increased headcount and higher incentive compensation of $1.9 million, and changes in foreign currency rates that increased expenses by $0.8 million. These increases were partially offset by a $3.3 million decrease resulting primarily from lower legal fees.

We will continue to pursue programs and initiatives to improve our efficiency in the general and administrative area. These programs will focus in the areas of process improvement and automation. We expect over time that these actions will result in a decline in our general and administrative expenses as a percent of revenues.

Research and Development. The increase in research and development expenses for the three months ended June 30, 2004, reflects research and development costs associated with the acquired businesses of BioReliance and Molecular Probes, which in total accounted for $4.1 million of the increase, and costs associated with increased headcount and related research facility costs of $1.4 million. The increase in research and development expenses for the six months ended June 30, 2004, reflects research and development costs associated with the acquired businesses for BioReliance, Molecular Probes and Pan Vera, which in total accounted for $8.4 million of the increase, and $2.3 million of increased costs associated with increased headcount, incentive compensation, and related research facility costs.

We expect research and development expense as a percent of revenues will continue to increase as we expand our capabilities to accelerate innovation and ramp up research and development of recently acquired businesses.

Purchased Intangibles Amortization. Amortization expense for purchased intangible assets acquired in our business combinations was $28.3 million for the three months ended June 30, 2004, and $18.8 million for the same period in 2003. For the six months ended June 30, 2004, amortization expense for purchased intangible assets acquired in our business combinations was $56.5 million and $35.5 million for the same period in 2003. The increase in 2004 is due primarily to the amortization of purchased intangibles acquired in the BioReliance, Molecular Probes and PanVera acquisitions.

Purchased In-Process Research and Development. Purchased in-process research and development costs of $0.7 million for the three and six months ended June 30, 2004, resulted from a 2004 acquisition that was not material to the overall consolidated financial statements and represent acquired current research and development projects in process.

Business Integration Costs. Business integration costs for the three and six month period ended June 30, 2003, were $0.1 million and $0.4 million, respectively, and represent costs incurred for the integration of InforMax, acquired in December 2002.

Interest Income. Interest income decreased by $0.3 million from $5.9 million for the three months ended June 31, 2003, to $5.6 million for the same period in 2004. For the six months ended June 30, interest income decreased by $0.6 million from $12.0 million in 2003 to $11.4 million in 2004. The reduction in interest income is due mainly to lower interest rates.

Interest income in the future will be affected by changes in short-term interest rates and changes in cash balances which could be materially impacted by acquisitions and other financing activities.

Interest Expense. Interest expense increased $1.5 million from $6.2 million for the three months ended June 30, 2003 to $7.7 million for the same period in 2004. For the six months ended June 30, interest expense increased by $4.5 million from $12.7 million in 2003 to $17.2 million in 2004. Our issuance of $450 million in principal amount of 1½% convertible senior notes in February 2004 and $350 million in principal amount of 2% convertible senior notes in August 2003 accounted for $3.6 million and $6.4 million of the increase for the three and six months ended June 30, 2004, respectively, offset by the redemption in March 2004 of our 5 1/2% convertible notes, which reduced interest expense by $2.6 million and $3.0 million. The remainder of the increase for the three and six months ended June 30, 2004 was due mainly to interest expense of $0.4 million and $1.4 million, respectively, on our capital lease and debt obligations acquired in the BioReliance and Molecular Probes acquisitions.

Loss on Early Retirement of Debt. A loss of $6.8 million was recognized during the three months ended March 31, 2004, on the early retirement of our $172.5 million in principal amount of 5 1/2% convertible notes and includes $4.1 million for the call premium and $2.7 million for the write-off of unamortized deferred financing costs.

Provision for Income Taxes. The provision for income taxes as a percentage of pre-tax income was 28.7% for the six months ended June 30, 2004 compared with 28.6% for the year ended December 31, 2003. The increase in the effective tax rate was attributable primarily to a shift in the mix of earnings towards higher tax-rate jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Operating activities provided net cash of $90.9 million during the six months ended June 30, 2004, primarily from our net income of $30.2 million plus net non-cash charges of $65.9 million. Cash flows from operating activities include $4.2 million in cash used to pay the call premium on our early retirement of debt in March 2004. Additionally, changes in operating assets and liabilities used a net $5.2 million of cash during the period, driven by an increase in accounts receivable of $22.3 million, a decrease in accounts payable, accrued expenses and other current liabilities of $15.5 million, a decrease in inventories of $15.3 million and an increase of income taxes of $18.3 million. The growth of accounts receivable resulted from a higher proportion of 2004 second quarter sales recognized at the end of the quarter compared with a lower proportion of 2003 fourth quarter sales recognized at the end of the quarter. The decrease in accounts payable, accrued expenses and other current liabilities resulted from the payment of costs related to the acquisition of BioReliance. The decrease in inventories and increase of income taxes reflects the amortization of costs of $17.6 million, associated with the sale during the first six months of 2004 of products acquired in our business combinations that were previously written-up under purchase accounting rules.

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

Investing Activities. Net cash used in investing activities during the six months ended June 30, 2004, was $567.8 million, and reflects a net $492.7 million paid for our business acquisitions, a net $63.9 million invested in marketable securities with maturities greater than three months and payments for capital expenditures and intangible assets (primarily intellectual properties), which totaled $11.0 million and $1.5 million, respectively. These uses of cash were partially offset by the receipt of $1.3 million in proceeds from the sale of our Huntsville, Alabama facility. For 2004, we expect spending for capital equipment and information technology to be approximately $40 million to $43 million.

On February 6, 2004, we acquired all of the common stock of BioReliance Corporation for a total cash purchase price of $433.3 million, plus the assumption of outstanding debt of approximately $70.4 million and transaction costs of $4.9 million. The purchase price was paid from existing cash and investments. In February 2004, we paid down $49.6 million of the acquired debt.

In April 2004, we completed two separate acquisitions that were not material to our overall consolidated financial statements. The aggregate cash purchase price of these acquisitions was $23.8 million. The results of operations were included from the respective dates of acquisition.

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

Financing Activities. Net cash provided by financing activities totaled $308.6 million during the six months ended June 30, 2004, and includes $440.6 million in net proceeds from our issuance of convertible senior notes in February 2004 and $42.9 million in proceeds from stock issued under employee stock plans. This net cash provision was offset by $174.9 million of which $172.5 million was used in March 2004 to retire our 5 1/2% Convertible Subordinated Notes, or 5 1/2% Notes, due 2007.

On February 19, 2004, we issued $450 million principal amount of 1 1/2% Convertible Senior Notes, or 1 1/2% Notes, due 2024, to certain qualified institutional buyers. A portion of the proceeds from this debt was used in March 2004 to redeem our 5 1/2% Notes, due 2007, in the aggregate principal amount of $172.5 million at a premium of 102.357%, plus accrued interest, and the repayment of debt assumed in the BioReliance acquisition. Interest on the 1 1/2% Notes is payable semi-annually on February 15th and August 15th. In addition to the coupon interest of 1 1/2%, additional interest of 0.35% of the market value of the notes may be required to be paid beginning February 15, 2012, if the market value of the notes during specified testing periods is 120% or more of the principal value. The 1 1/2% Notes were issued at 100% of principal value, and are convertible into 4.4 million shares of common stock at the option of the holder upon the occurrence of certain events at a price of $102.03 per share. The 1 1/2% Notes may be redeemed, in whole or in part, at our option on or after February 15, 2012, at 100% of the principal amount plus accrued interest. In addition, the holders of the 1 1/2% Notes may require Invitrogen to repurchase all or a portion of the 1 1/2% Notes for 100% of the principal amount, plus accrued interest, on February 15, 2012, 2017 and 2022.

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

We have $500 million principal amount of 2 1/4% Convertible Subordinated Notes, or 2 1/4% Notes, due December 15, 2006. Interest on the 2 1/4% Notes is payable semi-annually on June 15th and December 15th. The 2 1/4% Notes were issued at 100% of principal value, and are convertible into 5.8 million shares of common stock at the option of any holder at any time at a price of $86.10 per share. The 2 1/4% Notes may be redeemed, in whole or in part, at our option on or after December 20, 2005 at 100% of the principal amount plus accrued interest.

In the event of a change of control of Invitrogen, the holders of the 1 1/2% Notes, the 2% Notes, and the 2 1/4% Notes each have the right to require us to repurchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of the notes plus all accrued and unpaid interest.

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

As of June 30, 2004, we had cash and cash equivalents of $423.7 million, short-term investments of $482.4 million and long-term investments of $152.6 million. Our working capital totaled $1.1 billion as of June 30, 2004, and includes restricted cash and investments of $17.8 million. Our funds are currently invested in overnight money market accounts, time deposits, corporate notes, municipal notes and bonds, U.S. treasury obligations and government agency notes. As of June 30, 2004, foreign subsidiaries in Australia, Brazil, Japan and New Zealand had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The U.S. dollar equivalent of these facilities totaled $5.9 million, of which none was outstanding at June 30, 2004.

We expect that our current cash and cash equivalents, short-term and long-term investments, funds from operations and interest income earned thereon will be sufficient to fund our current operations for at least 12 months and the foreseeable future. Our future capital requirements and the adequacy of our available funds will depend on many factors, including future business acquisitions, future stock or note repurchases, scientific progress in our research and development programs and the magnitude of those programs, our ability to establish collaborative and licensing arrangements, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and competing technological and market developments.

CONTRACTUAL OBLIGATIONS

During the six months ended June 30, 2004, additions to our contractual obligations as of December 31, 2003, included the issuance of $450 million in 1 1/2% Notes due 2024, the assumption of $70.4 million in debt and capital lease obligations from our BioReliance acquisition, the assumption of $0.6 million in capital lease obligations from one of our 2004 acquisitions that is not material to our overall consolidated financial statements, and $1.7 million assumed in other royalty, operating lease and capital expenditure obligations. In February 2004, we paid down $49.6 million of the acquired debt leaving $6.4 million in capital lease obligations due through 2034 and $13.0 million in debt obligations due through 2009 at June 30, 2004. As of June 30, 2004, we also had $30.9 million in operating lease obligations due through 2024 that were assumed in the BioReliance acquisition.

During the six months ended June 30, 2004, our contractual obligations as of December 31, 2003, were reduced by $0.5 million used to retire long-term debt related to one of our 2003 acquisitions that is not material to our overall consolidated financial statements and by $0.7 million in other terminated operating leases and reduced commitments on interest rate swap agreements. Additionally, a portion of the proceeds from the 1 1/2% Notes due 2024, was used in March 2004 to redeem our 5 1/2% Notes, due 2007, in the aggregate principal amount of $172.5 million.

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

Changes in foreign currency exchange rates can affect our reported results of operations, which are reported in U.S. dollars. Based on the foreign currency rate in effect at the time of the translation of our non-U.S. results of operations into U.S. dollars, reported results could be different from prior periods even if the same amount and mix of our products were sold at the same local prices during the two periods. This will affect our reported results of operations, and also makes the comparison of our business performance in two periods more difficult. For example, our revenues for the six months ended June 30, 2004, were $505.3 million using applicable foreign currency exchange rates for that period. However, applying the foreign currency exchange rates in effect during the six months ended June 30, 2003, to our non-U.S. revenues for the same period in 2004 would result in $19.9 million less revenue for that period. These changes in currency exchange rates have affected, and will continue to affect, our reported results, including our revenues, revenue growth rates, gross profits, income and losses as well as assets and liabilities.

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

Our acquisition strategy has required substantial investments in operations, product research and development, administration and sales and marketing. These are significant expenses. Our failure to manage successfully and coordinate the growth of the combined company could have an adverse impact on our revenues and profits. In addition, there is no guarantee that some of the businesses we have acquired will become profitable or remain so.

Failure to integrate acquired businesses into our operations successfully could reduce our revenues and profits.

Since the beginning of 2000, we have made several acquisitions. Our integration of the operations of BioReliance and other acquired companies and businesses will continue to require significant efforts, including the coordination of information technologies, research and development, sales and marketing, manufacturing, and finance. We may find it difficult to integrate fully the operations of these acquired companies and businesses.

Our U.S. headquarters are located in Carlsbad, California. We also have significant operations in Frederick and Rockville, Maryland, Grand Island, New York, Madison, Wisconsin, Eugene, Oregon, and New Haven, Connecticut, as well as locations throughout Europe, Asia-Pacific and the Americas. Because our facilities are physically separated, it may be difficult for us to communicate effectively with, manage and integrate these employees and operations with the rest of Invitrogen. Such difficulties could seriously damage our operations and consequently our financial results. We may decide in the future that we can better manage our operations by combining some of our facilities. There are risks involved in combining facilities.

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

Factors that will affect the success of our acquisitions include:

•	presence or absence of adequate internal controls and/or significant fraud in the financial systems of acquired companies;

•	decrease in customer loyalty and product orders caused by dissatisfaction with the combined companies’ product lines and sales and marketing practices, including price increases;

•	the ability to retain key employees;

•	competitive factors, including technological advances attained by competitors and patents granted to, or contested by competitors, which would result in increased efficiency in their ability to compete against us;

•	the ability of the combined company to increase sales of all such companies’ products;

•	the ability of the combined company to operate efficiently and achieve cost savings; and

•	the ability of the combined company to integrate acquired technologies to develop new products.

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

Our customers include researchers at pharmaceutical and biotechnology companies, academic institutions, government laboratories and private foundations. Fluctuations in the research and development budgets of these researchers and their organizations, or shifts in their research priorities into areas where we do not compete, could have a significant effect on the demand for our products. Research and development budgets fluctuate due to changes in available resources, mergers of pharmaceutical and biotechnology companies, spending priorities and institutional budgetary policies. Our business could be seriously damaged by any significant decrease in life sciences research and development expenditures by pharmaceutical and biotechnology companies, academic institutions, government laboratories or private foundations.

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

Certain of our customers have developed purchasing initiatives to reduce the number of vendors from which they purchase in order to lower their supply costs. In some cases these accounts have established agreements with large distributors, which include discounts and the distributors’ direct involvement with the purchasing process. These activities may force us to supply the large distributors with our products at a discount to reach those customers. For similar reasons many larger customers, including the U.S. government, have requested and may in the future request, special pricing arrangements, including blanket purchase agreements. These agreements may limit our pricing flexibility, which could have an adverse impact on our business, financial condition and results of operations. Our pricing flexibility could particularly be affected with respect to electrophoresis products, custom oligonucleotides, amplification products, and fetal bovine serum. For a limited number of customers we have made sales, at the customer’s request, through third-party Internet vendors. Although Internet sales through third parties have not had a significant impact to date, it is possible that this method of distribution could have a negative impact on our gross profits, because any commission paid on Internet sales would be an additional cost not incurred through the use of non-Internet vendors.

We have launched a biodefense initiative, which depends upon the acceptance of our products by the U.S. government and its defense contractors.

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

Our products and services are highly technical in nature. In general, only highly qualified and trained scientists have the necessary skills to develop and market our products and provide our services. In addition, some of our manufacturing positions are highly technical as well. We face intense competition for these professionals from our competitors, customers, marketing partners and other companies throughout our industry. We do not generally enter into employment agreements requiring these employees to continue in our employment for any period of time. Any failure on our part to hire, train, and retain a sufficient number of qualified professionals would seriously damage our business. Additionally, some measures that we implement during the course of integrating acquired companies and businesses into our operations may be disruptive to some of our key personnel, and cause them to leave us. If we were to lose a sufficient number of our key employees, including research and development scientists, and were unable to replace them or satisfy our needs for research and development through outsourcing, it could seriously damage our business.

We have a significant amount of debt which could adversely affect our financial condition.

We have $500 million of subordinated convertible notes that are due in 2006, $350 million in senior convertible notes that are due in 2023 (first put date August 1, 2010), and $450 million of senior convertible notes due in 2024 (first put date February 15, 2012), which is in aggregate a significant amount of debt and debt service obligations. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the remaining notes, we will be in default under the terms of the loan agreements, or indentures, which could, in turn, cause defaults under our other existing and future debt obligations. These notes also could have a negative effect on our earnings per share, depending on the rate of interest we earn on cash balances and our stock price, and on our ability to make favorable acquisitions using the proceeds from the notes. Even if we are able to meet our debt service obligations, the amount of debt we have could adversely affect us in a number of ways, including by:

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

There are a number of risks arising from our international business, including:

•	foreign currencies we receive for sales outside the U.S. could be subject to unfavorable exchange rates with the U.S. dollar and reduce the amount of revenue that we recognize;

•	the possibility that unfriendly nations or groups could boycott our products;

•	general economic and political conditions in the markets in which we operate;

•	potential increased costs associated with overlapping tax structures;

•	potential trade restrictions and exchange controls;

•	more limited protection for intellectual property rights in some countries;

•	difficulties and costs associated with staffing and managing foreign operations;

•	unexpected changes in regulatory requirements;

•	the difficulties of compliance with a wide variety of foreign laws and regulations;

•	longer accounts receivable cycles in certain foreign countries;

•	import and export licensing requirements; and

•	changes to our distribution networks.

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

The results of operations for any quarter are not necessarily indicative of results to be expected in future periods. Our operating results have in the past been, and will continue to be, subject to quarterly fluctuations as a result of a number of factors. These factors include, but are not limited to:

•	the integration of people, operations and products from acquired businesses and technologies;

•	our ability to introduce new products successfully;

•	market acceptance of existing or new products and prices;

•	competitive product introductions;

•	customer working days within the reporting period;

•	currency exchange rate fluctuations;

•	changes in customer research budgets which are influenced by the timing of their research and commercialization efforts and their receipt of government grants;

•	our ability to manufacture our products efficiently;

•	our ability to control or adjust research and development, marketing, sales and general and administrative expenses in response to changes in revenues; and

•	the timing of orders from distributors and mix of sales among distributors and our direct sales force.

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

Foreign Currency Transactions. We have operations in Europe, Asia-Pacific and the Americas. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. Many of our reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in exchange rates because they may become worth more or less than they were worth at the time we entered into the transaction due to changes in exchange rates. Both realized and unrealized gains or losses on the value of these receivables and payables are included in the determination of net income. Realized and unrealized gains or losses on the value of financial contracts entered into to hedge the exchange rate exposure of these receivables and payables are also included in the determination of net income. Net currency exchange losses recognized on business transactions, net of hedging transactions, were $0 and $0.2 million for the three months and $0.3 million and $0.5 million for the six months ended June 30, 2004 and 2003, respectively, and are included in other income and expense in the Consolidated Statements of Operations.

Our currency exposures vary, but are primarily concentrated in the euro, British pound sterling and Japanese yen. Historically, we have used foreign currency forward contracts to mitigate foreign currency risk on foreign currency receivables and payables. At June 30, 2004, we had $43.7 million in foreign currency forward contracts outstanding to hedge currency risk on specific receivables and payables. These contracts, which all settled on various dates through July 2004, effectively fix the exchange rate at which these specific receivables and payables will be settled in, so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying receivables and payables.

In January 2004 we expanded our foreign currency hedging program to include hedging of forecasted foreign currency cash flows. At June 30, 2004, the gross value of our executed forward contracts to hedge forecasted foreign currency cash flows totaled $86.8 million. The contracts mature on various dates through 2004. The contracts’ increase or decrease in value prior to their maturity will be accounted for as cash flow hedges and recorded in other comprehensive income in the Consolidated Balance Sheets. To the extent any portion of the forward contracts is determined to not be an effective hedge, the increase or decrease in value prior to the maturity will be recorded in other income and expense in the Consolidated Statement of Operations.

Based on the cash flow hedge contracts outstanding as of June 30, 2004, a 10% decrease in the value of the dollar relative to the currencies under contract would result in an approximate $8.7 million unrealized loss. Conversely, a 10% increase in the value of the dollar relative to the currencies under contract would result in a $8.7 million unrealized gain. Consistent with the nature of the economic hedge provided by these foreign exchange contracts, such unrealized gains or losses would be offset by corresponding decreases or increases, respectively, in the dollar value of the future foreign currency cash flows.

Commodity Prices. Our exposure to commodity price changes relates to certain manufacturing operations that utilize certain commodities as raw materials. We manage our exposure to changes in those prices primarily through our procurement and sales practices.

Interest Rates. Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The fair value of our cash equivalents and marketable securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. At June 30, 2004, we had $1.1 billion in cash, cash equivalents and marketable securities, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of $441.4 million of our cash and cash equivalents and at June 30, 2004, as these consisted of securities with maturities of less than three months. A 100 basis point increase or decrease in interest rates would, however, decrease or increase, respectively, the remaining $635.0 million of our investments by approximately $5.2 million. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our statement of operations until the investment is sold or if the reduction in fair value was determined to be a permanent impairment.

In February 2004, we acquired BioReliance Corporation, which did utilize derivative financial instruments to reduce interest rate risk. As of June 30, 2004, there is one outstanding interest rate swap that was entered into by BioReliance. This instrument swapped floating rate LIBOR payments to fixed rate payments. The current notional amount of this swap is $4.2 million.

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

Item 2. Changes in Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	None.

(d)	None.

(e)	None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Stockholders was held on April 29, 2004.

(b)	See (c) below.

(c)	PROPOSAL I. The following members of the Board of Directors were elected to serve for three years and until their successors are elected and qualified:

	Total Votes for Each Director	Total Votes Withheld from Each Director	Term Expires
Bradley G. Lorimier	41,924,046	2,597,605	2007
Raymond V. Dittamore	43,244,324	1,277,327	2007
David C. U’Prichard, Ph.D.	43,412,801	1,108,850	2007

The terms of office of the following directors also continued after such meeting:

Term Expires
Balakrishnan S. Iyer	2005
Jay M. Short	2005
Gregory T. Lucier	2006
James R. Glynn	2006
Donald W. Grimm	2006

Subsequent to the Annual Meeting of Stockholders of Invitrogen, William Mercer resigned from the Board of Directors effective April 30, 2004.

PROPOSAL II. A proposal to ratify the appointment of Ernst & Young LLP as independent public accountants of Invitrogen for the year ending December 31, 2004 was approved by 42,361,677 affirmative votes vs. 1,935,021 negative votes vs. 224,953 abstentions and broker non-votes.

PROPOSAL III. A proposal to approve Invitrogen’s 2004 Equity Incentive Plan was approved by 26,957,922 affirmative votes vs. 10,980,833 negative votes vs. 552,195 abstentions vs. 6,030,702 broker non-votes.

PROPOSAL IV. A proposal to amend the 1998 Employee Stock Purchase Plan (ESPP) to increase the number of shares available under the ESPP from 850,000 to 1,350,000 was approved by 32,703,162 affirmative votes vs. 5,241,517 negative votes vs. 546,272 abstentions vs. 6,030,701 broker non-votes.

(d)	Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits: For a list of exhibits filed with this report, refer to the Index to Exhibits beginning on page 41.

(b)	The following reports on Forms 8-K were filed during the quarter ended June 30, 2004:

1)	A Report on Form 8-K/A was filed on April 21, 2004, reporting under Item 7 pro forma financial results of the combined businesses of the Registrant and BioReliance Corporation for prior periods.

2)	A Report on Form 8-K was filed on April 22, 2004, reporting under Item 9 the announcement of Invitrogen’s financial results for the quarter ended March 31, 2004 via a press release on April 22, 2004.

3)	A Report on Form 8-K/A was filed on May 25, 2004, reporting under Item 7 the pro forma financial results of the combined businesses of the Registrant and BioReliance Corporation for prior periods.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVITROGEN CORPORATION

Date: August 6, 2004	By:	/s/ C. Eric Winzer
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

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
2.1	Agreement and Plan of Merger, by and between Invitrogen and Life Technologies, Inc., dated July 7, 2000.(1)

2.2	Agreement and Plan of Merger, by and between Invitrogen and Dexter Corporation, dated July 7, 2000.(1)

2.3	Agreement and Plan of Merger, by and between Invitrogen, Babcock, Inc. and InforMax, Inc., dated October 15, 2002.(2)

2.4	Agreement and Plan of Merger, by and among Invitrogen, INVO Merger Corporation, and NOVEX, dated June 14, 1999.(3)

2.5	Agreement and Plan of Merger, by and among Invitrogen, RG Merger Corporation, and Research Genetics, Inc., dated February 1, 2000.(4)

2.6	Asset Purchase Agreement by and among Vertex Pharmaceuticals Incorporated, PanVera LLC and Invitrogen Corporation, dated February 4, 2003.(5)

2.7	Agreement and Plan of Merger, by and among Invitrogen Corporation, Mallard Acquisition Corporation, Molecular Probes, Inc. and Richard P. Haugland, as the Shareholders’ Agent, dated July 2, 2003.(28)

2.8	Agreement and Plan of Merger, by and among Invitrogen, Baseball Acquisition Corporation and BioReliance Corporation dated December 24, 2003 (29)

3.1	Restated Certificate of Incorporation of Invitrogen, as amended.(6)

3.2	Amended and Restated Bylaws of Invitrogen.(7)

3.3	Certificate of Correction to the Restated Certificate of Incorporation of Invitrogen, dated February 21, 2001.(8)

3.4	Certificate of Designation, Preferences and Rights of the Terms of the Series B Preferred Stock, dated March 27, 2001.(8)

4.1	Specimen Common Stock Certificate.(9)

4.4	2 1/4% Convertible Subordinated Notes due 2006, Registration Rights Agreement, by and among Invitrogen and Credit Suisse First Boston Corporation et al., as Initial Purchasers, dated December 11, 2001.(11)

4.5	Indenture, by and between Invitrogen and State Street Bank and Trust Company of California, N.A. and Table of Contents of Indenture, including Cross-Reference Table to the Trust Indenture Act of 1989, dated December 11, 2001.(11)

4.6	2% Convertible Senior Notes Due 2023, Registration Rights Agreement, by and among Invitrogen, and UBS Securities LLC and Credit Suisse First Boston LLC, as Initial Purchasers, dated August 1, 2003. (29)

4.7	Indenture, by and between Invitrogen and U.S. Bank National Association, dated August 1, 2003.(29)

4.8	1 1/2% Convertible Senior Notes Due 2024, Registration Rights Agreement, by and among Invitrogen, and UBS Securities LLC and Bear Stearns & Co Inc., as Initial Purchasers, dated February 19, 2004. (30)

4.9	Indenture, by and between Invitrogen and U.S. Bank National Association, dated February 19, 2004. (30)

10.1	License Agreement, by and between Molecular Chimerics Corporation and Invitrogen, dated May 10, 1990.(9)

10.2	Purchase Agreement, by and between Cayla and Invitrogen, as amended, effective as of July 1, 1994.(9)

10.3	1995 Invitrogen Stock Option Plan.(9)

10.4	1996 Novel Experimental Technology Stock Option/Stock Issuance Plan.(12)

10.5	1997 Invitrogen Stock Option Plan, as amended, and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder.(13)

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
10.6	License Agreement, by and between Sloan-Kettering Institute for Cancer Research and Invitrogen, dated January 22, 1997.(9)

10.8	Novel Experimental Technology Employee Stock Ownership Plan and Trust Agreement, as amended, effective as of April 1, 1997.(14)

10.10	Stock Purchase Agreement, by and among Invitrogen and MorphaGen, Inc., a Delaware Corporation, dated November 3, 1998.(9)

10.11	1998 Novel Experimental Technology Stock Option/Stock Issuance Plan.(12)

10.12	1998 Invitrogen Employee Stock Purchase Plan, as amended, and form of subscription agreement thereunder.(2)

10.13	Patent License Agreement, by and among F. Hoffmann-La Roche Ltd., Roche Molecular Systems, Inc. and Invitrogen, effective as of July 1, 1998.(9)

10.14	Assignment of Intellectual Property Conditional On Payment, by and between Molecular Biology Resources and Invitrogen, dated May 31, 1999.(15)

10.16	Lease, by and between CalWest Industrial Properties, LLC, a California limited liability company, and Invitrogen, dated as of May 31, 2001.(11)

10.17	Lease, by and between Blackmore Signal Hill, a California Limited Partnership, and Invitrogen, dated October 7, 1999.(16)

10.18	Lease, by and between Blackmore Lot 99 Investment, a California Limited Partnership, and Invitrogen, dated December 20, 1999.(16)

10.21	5 1/2% Convertible Subordinated Note Due 2007.(16)

10.22	5 1/2% Convertible Subordinated Notes due 2007, Purchase Agreement, dated February 25, 2000.(16)

10.24	Contract of Sale, by and between Invitrogen and Human Genome Sciences, Inc., dated March 7, 2001.(8)

10.26	2 1/4% Convertible Subordinated Notes due 2006.(11)

10.27	2 1/4% Convertible Subordinated Notes due 2006, Purchase Agreement, dated December 11, 2001.(11)

10.34	Rights Agreement, by and between Invitrogen and Fleet National Bank Rights Agent, dated February 27, 2001.(18)

10.35	2000 Nonstatutory Stock Option Plan, as amended and restated on July 19, 2001.(19)

10.36	Letter to Mr. Raymond Dittamore, regarding Non-Employee Director Compensation, dated November 5, 2001.(19)

10.37	Invitrogen 401(k), as amended and restated, effective as of January 1, 2002.(11)

10.38	Settlement and Retention Agreement, by and between Invitrogen and C. Eric Winzer, dated as of May 31, 2002.(20)

10.39	Settlement and Retention Agreement, by and between Invitrogen and Daryl J. Faulkner, dated as of May 31, 2002.(20)

10.42	Promotion and Relocation Letter, by and between Invitrogen and Daryl J. Faulkner, dated May 31, 2002.(20)

10.43	Promotion and Relocation Letter, by and between Invitrogen and C. Eric Winzer, dated May 31, 2002.(20)

10.44	Settlement and Retention Agreement, by and between Invitrogen and John A. Cottingham, dated as of June 7, 2002.(20)

10.46	Form of Secured Promissory Note under Invitrogen’s Employee Relocation Guidelines.(20)

10.47	Form of Deed of Trust with Assignment of Rents under Invitrogen’s Employee Relocation Guidelines.(20)

10.48	Form of Addendum to Deed of Trust with Assignment of Rents under Invitrogen’s Employee Relocation Guidelines.(20)

10.49	Form of Employee Relocation Guidelines under Invitrogen’s Employee Relocation Guidelines.(20)

10.50	Settlement Agreement between Invitrogen and Daryl J. Faulkner dated September 9, 2002.(21)

10.51	Executive Employment and Severance Agreement, by and between Invitrogen and James R. Glynn, effective as of December 5, 2002.(22)

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
10.52	Confidential Separation Agreement and General Release of All Claims, by and between Invitrogen and Lyle C. Turner, dated December 13, 2002. (22)

10.53	Independent Contractor Services Agreement, by and between Invitrogen and Lyle C. Turner dated December 13, 2002. (22)

10.54	University Research Park Ground Lease, by and between University Research Park I and PanVera Corporation, dated as of October 1, 1978. (23)

10.56	Amendment to Executive Employment and Severance Agreement by and between Invitrogen Corporation and James R. Glynn, dated as of June 27, 2003. (24)

10.57	Employment Agreement by and between Invitrogen Corporation and Gregory T. Lucier, to be effective as of May 26, 2003. (24)

10.58	Change-In-Control Agreement by and between Invitrogen Corporation and Gregory T. Lucier, dated as of May 26, 2003. (24)

10.59	Indemnification Agreement by and between Invitrogen Corporation and Gregory T. Lucier, dated as of May 26, 2003. (24)

10.60	Restricted Stock Agreement by and between Invitrogen Corporation and Claude D. Benchimol, dated as of September 4, 2003. (25)

10.61	Restricted Stock Agreement by and between Invitrogen Corporation and Gregory T. Lucier, dated as of May 30, 2003. (26)

10.62	NSO Agreement by and between Invitrogen Corporation and Gregory T. Lucier, dated as of May 30, 2003. (26)

10.63	Change-In-Control Agreement by and between Invitrogen Corporation and Claude D. Benchimol, dated as of October 16, 2003. (27)

10.64	Change-In-Control Agreement by and between Invitrogen Corporation and Benjamin E. Bulkley, dated as of October 16, 2003. (27)

10.65	Change-In-Control Agreement by and between Invitrogen Corporation and Joseph Rodriguez, dated as of October 23, 2003. (27)

10.66	Amended and Restated Change-In-Control Agreement by and between Invitrogen Corporation and John A. Cottingham, dated as of October 16, 2003. (27)

10.67	Amended and Restated Change-In-Control Agreement by and between Invitrogen Corporation and Daryl Faulkner, dated as of October 16, 2003. (27)

10.68	Amended and Restated Change-In-Control Agreement by and between Invitrogen Corporation and John D. Thompson, dated as of October 16, 2003. (27)

10.69	Amended and Restated Change-In-Control Agreement by and between Invitrogen Corporation and C. Eric Winzer, dated as of October 16, 2003. (27)

10.70	Restricted Stock Agreement by and between Invitrogen Corporation and Benjamin Bulkley, dated as of October 15, 2003. (27)

10.71	Restricted Stock Agreement by and between Invitrogen Corporation and Joseph Rodriguez, dated as of October 20, 2003. (27)

10.72	Change-In-Control Agreement by and between Invitrogen Corporation and Karen Gibson, dated as of January 30, 2004. (30)

10.73	Restricted Stock Agreement by and between Invitrogen Corporation and Karen Gibson, dated as of January 30, 2004. (30)

10.74	Change-In-Control Agreement by and between Invitrogen Corporation and Nicolas Barthelemy, dated as of March 10, 2004. (30)

10.75	Restricted Stock Agreement by and between Invitrogen Corporation and Nicolas Barthelemy, dated as of March 10, 2004. (30)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-43674). Original 1998 Invitrogen Employee Stock Purchase Plan (“Plan”) and form of subscription agreement thereunder are incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-68665) and amendment to Plan is incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-43674).

(2)	Incorporated by reference to the Registrant’s Report on Schedule TO filed on October 25, 2002.
(3)	Incorporated by reference to Registrant’s Registration Statement on Form S-4 (File No. 333-82593).
(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on March 30, 2001 (File No. 000-25317)
(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on April 11, 2003 (File No. 000-25317)
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2000 (File No. 000-25317).
(7)	The Amended and Restated Bylaws are incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-68665). A further amendment to the Bylaws adopted by a Resolution of the Board of Directors dated July 19, 2001 is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2001 (File No. 000-25317).
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2001 (File No. 000-25317).
(9)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-68665).
(10)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-37964).
(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2001 (File No. 000-25317), as amended.
(12)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-87085).
(13)	The 1997 Stock Option Plan, as amended and restated, is attached to Registrant’s Quarterly Report on Form 10-Q for the Quarterly period ended September 30, 2002 (File No. 000-25317). The forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement under the 1997 Stock Option Plan incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-43674).
(14)	Incorporated by reference to Registrant’s Registration Statement on Form S-1/A (File No. 333-87085).
(15)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-82593).
(16)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2000, (File No. 000-25317).
(17)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2001 (File No. 000-25317).
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 30, 2001 (File No. 000-25317).
(19)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2001 (File No. 000-25317).

(20)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2002 (File No. 000-25317).
(21)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2002 (File No. 000-25317).
(22)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2002 (File No. 000-25317).
(23)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2003 (File No. 000-25317).
(24)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2003 (File No. 000-25317).
(25)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-108442).
(26)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-105730).
(27)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-25317).
(28)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on July 3, 2003 (File No. 000-25317).
(29)	Incorporated by reference to Registrant’s Registration Statement on Form S-3 (File No. 333-110060).
(30)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2004 (File No. 000-25317).