Form 10-Q
period 2004-09-30
INVITROGEN CORP
filed 2004-11-05
CIK 1073431

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

As of October 31, 2004, there were 51,230,372 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INVITROGEN CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value data)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$363,558	$588,678
Short-term investments	558,618	403,427
Restricted cash and investments	17,589	6,632
Trade accounts receivable, net of allowance for doubtful accounts of $5,661 and $4,129, respectively	162,588	117,095
Inventories	117,885	126,707
Deferred income tax assets	28,141	19,310
Prepaid expenses and other current assets	42,397	25,495

Total current assets	1,290,776	1,287,344

Long-term investments	126,282	177,070
Property and equipment, net	209,266	186,231
Goodwill	1,420,655	983,407
Intangible assets, net	428,969	464,659
Other assets	70,775	66,978

Total assets	$3,546,723	$3,165,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term obligations	$18,385	$1,784
Accounts payable	56,629	55,745
Accrued expenses and other current liabilities	94,651	65,406
Income taxes	13,586	2,758

Total current liabilities	183,251	125,693

Long-term obligations, deferred credits and reserves	36,098	32,069
Pension liabilities	17,416	17,249
Deferred income tax liabilities	159,601	161,331
Convertible debt	1,300,000	1,022,500

Total liabilities	1,696,366	1,358,842

Commitments and contingencies

Stockholders’ Equity:
Preferred stock; $0.01 par value, 6,405,884 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value, 125,000,000 shares authorized; 55,959,334 and 54,595,766 shares issued, respectively	559	546
Additional paid-in-capital	2,009,946	1,942,756
Deferred compensation	(12,267)	(11,265)
Accumulated other comprehensive income	56,444	56,158
Accumulated deficit	(26,133)	(84,494)
Less cost of treasury stock; 4,831,562 and 3,201,451 shares, respectively	(178,192)	(96,854)

Total stockholders’ equity	1,850,357	1,806,847

Total liabilities and stockholders’ equity	$3,546,723	$3,165,689

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Revenues	$256,328	$196,939	$761,616	$569,968
Cost of revenues	99,123	77,159	316,393	222,122

Gross profit	157,205	119,780	445,223	347,846

Operating expenses:
Sales and marketing	45,614	38,457	134,329	113,325
General and administrative	27,596	22,722	80,825	65,383
Research and development	19,214	15,354	53,116	38,543
Purchased intangibles amortization	25,004	20,736	81,539	56,243
Purchased in-process research and development	—	1,410	728	1,410
Business integration costs	—	925	—	1,318

Total operating expenses	117,428	99,604	350,537	276,222

Operating income	39,777	20,176	94,686	71,624

Other income (expense), net:
Interest income	6,417	5,939	17,837	17,973
Interest expense	(7,401)	(7,547)	(24,602)	(20,249)
Loss on early retirement of debt	—	—	(6,775)	—
Other income (expense), net	(315)	(103)	(315)	233

Total other income (expense), net	(1,299)	(1,711)	(13,855)	(2,043)

Income before provision for income taxes and minority interest	38,478	18,465	80,831	69,581
Provision for income taxes	(10,315)	(4,767)	(22,470)	(21,431)
Minority interest	—	—	—	(609)

Net income	$28,163	$13,698	$58,361	$47,541

Earnings per common share:
Basic	$0.54	$0.27	$1.13	$0.95

Diluted	$0.52	$0.26	$1.09	$0.94

Weighted average shares used in per share calculation:
Basic	51,748	50,298	51,876	50,118
Diluted	58,694	51,762	59,403	50,822

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2004	2003
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$58,361	$47,541
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of businesses acquired:
Depreciation	27,254	19,900
Amortization of intangible assets	84,007	58,569
Amortization of deferred debt issue costs	2,601	2,536
Amortization of premiums on investments, net of accretion of discounts	6,086	8,256
Amortization of deferred compensation	3,206	632
Deferred income taxes	(28,940)	(20,992)
Other non-cash adjustments	10,335	7,025
Changes in operating assets and liabilities:
Trade accounts receivable	(23,275)	(15,009)
Inventories	11,206	(1,946)
Prepaid expenses and other current assets	4,771	(1,764)
Other assets	(204)	1,748
Accounts payable	(13,020)	3,348
Accrued expenses and other current liabilities	6,666	13,053
Income taxes	20,408	1,818

Net cash provided by operating activities	169,462	124,715

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of available-for-sale securities	764,994	—
Purchases of available-for-sale securities	(877,401)	—
Maturities of held-to-maturity securities	—	235,539
Purchases of held-to-maturity securities	—	(263,278)
Cash paid for business combinations, net of cash acquired	(491,380)	(412,943)
Purchases of property and equipment	(19,703)	(19,893)
Proceeds from sale of property and equipment	1,329	2,716
Payments for intangible assets	(1,599)	(478)

Net cash used in investing activities	(623,760)	(458,337)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term obligations	440,738	340,877
Principal payments on long-term obligations	(180,326)	(2,370)
Proceeds from sale of common stock	49,232	18,922
Repayment of minority interest capital	—	(4,127)
Purchase of treasury stock	(81,337)	(5,354)

Net cash provided by financing activities	228,307	347,948

Effect of exchange rate changes on cash	871	11,713

Net decrease in cash and cash equivalents	(225,120)	26,039
Cash and cash equivalents, beginning of period	588,678	537,817

Cash and cash equivalents, end of period	$363,558	$563,856

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

Financial Statement Preparation

The consolidated financial statements are unaudited and include the accounts of Invitrogen Corporation and its wholly-owned subsidiaries, collectively referred to as Invitrogen. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim financial statements have been prepared, without audit, according to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the SEC’s rules and regulations. In the opinion of management, the accompanying unaudited financial statements contain all normal recurring adjustments necessary to state fairly the financial position, results of operations and cash flows as of and for the periods indicated.

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

Inventories

Inventories include material, labor and overhead costs in addition to purchase accounting adjustments to write-up acquired inventory to estimated selling prices less costs to complete, costs of disposal and a reasonable profit allowance. Inventories consist of the following:

(in thousands)	September 30, 2004	December 31, 2003
	(Unaudited)
Raw materials and components	$21,129	$15,800

Work in process (materials, labor and overhead)	10,622	11,920
Adjustment to write up acquired work in process inventory to fair value	—	16,442

Total work in process	10,622	28,362

Finished goods (materials, labor and overhead)	86,134	81,340
Adjustment to write up acquired finished goods inventory to fair value	—	1,205

Total finished goods	86,134	82,545

	$117,885	$126,707

Long-Lived Assets

Invitrogen periodically re-evaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of its long-lived assets. The criteria used for these evaluations include management’s estimate of the asset’s continuing ability to generate operating income and positive cash flow in future periods as well as the strategic significance of any intangible asset in Invitrogen’s business objectives. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets, which is determined by applicable market prices, when available.

Accumulated Depreciation and Amortization

Accumulated depreciation and amortization of property and equipment was $99.9 million and $77.8 million at September 30, 2004, and December 31, 2003, respectively. Accumulated amortization of intangible assets was $318.4 million and $236.1 million at September 30, 2004, and December 31, 2003, respectively.

Computation of Earnings Per Common Share

Basic earnings per share was computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur from the following items:

•	Convertible subordinated notes where the effect of those securities is dilutive;

•	Dilutive stock options; and

•	Unvested restricted stock

For the three and nine months ended September 30, 2004, the 2 1/4% Convertible Subordinated Notes due 2006 (the 2 1/4% Notes) are dilutive and are included in the diluted earnings per share calculation. Until such time that the contingent convertibility features of the 1 1/2% Convertible Senior Notes due 2024 (the 1 1/2% Notes) and the 2% Convertible Senior Notes due 2023 (the 2% Notes) are met, the 1 1/2 Notes and the 2% Notes are not considered in Invitrogen’s diluted earnings per common share calculation.

The computations for basic and diluted earnings per share are as follows:

(in thousands, except per share amounts) (unaudited)	Income (Numerator)	Shares (Denominator)	Earnings Per Share
Three Months Ended September 30, 2004
Basic earnings per share:
Net income	$28,163	51,748	$0.54

Diluted earnings per share:
2 1/4% Convertible Subordinated Notes due 2006	2,094	5,807
Dilutive stock options	—	964
Unvested restricted stock	—	175

Net income plus assumed conversions	$30,257	58,694	$0.52

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		4,528

		4,528

Three Months Ended September 30, 2003
Basic earnings per share:
Net income	$13,698	50,298	$0.27

Diluted earnings per share:
Dilutive stock options	—	1,381
Unvested restricted stock	—	83

Net income plus assumed conversions	$13,698	51,762	$0.26

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		2,599
2 1/4% Convertible Subordinated Notes due 2006		5,807
5 1/2% Convertible Subordinated Notes due 2007		2,025

		10,431

Nine Months Ended September 30, 2004
Basic earnings per share:
Net income	$58,361	51,876	$1.13

Diluted earnings per share:
2 1/4% Convertible Subordinated Notes due 2006	6,273	5,807
Dilutive stock options	—	1,549
Unvested restricted stock	—	171

Net income plus assumed conversions	$64,634	59,403	$1.09

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		2,158
5 1/2% Convertible Subordinated Notes due 2007		556

		2,714

Nine Months Ended September 30, 2003
Basic earnings per share:
Net income	$47,541	50,118	$0.95

Diluted earnings per share:
Dilutive stock options	—	667
Unvested restricted stock	—	37

Net income plus assumed conversions	$47,541	50,822	$0.94

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		3,817
2 1/4% Convertible Subordinated Notes due 2006		5,807
5 1/2% Convertible Subordinated Notes due 2007		2,025

		11,649

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share amounts) (unaudited)	2004	2003	2004	2003
Net income, as reported	$28,163	$13,698	$58,361	$47,541
Add: Stock-based compensation expense included in reported net income, net of related tax effects	935	409	2,304	449
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,541)	(7,486)	(29,740)	(25,368)

Pro forma net income	$18,557	$6,621	$30,925	$22,622

Earnings per share:
Basic – as reported	$0.54	$0.27	$1.13	$0.95

Basic – pro forma	$0.36	$0.13	$0.60	$0.45

Diluted – as reported	$0.52	$0.26	$1.09	$0.94

Diluted – pro forma	$0.35	$0.13	$0.58	$0.45

Comprehensive Income Total comprehensive income is determined as follows:
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands) (unaudited)	2004	2003	2004	2003
Net income	$28,163	$13,698	$58,361	$47,541
Unrealized gain (loss) on investments, net of deferred taxes	1,955	(270)	(1,435)	3
Unrealized gain (loss) on cash flow hedging instruments, net of deferred taxes	(1,145)	—	833	—
Foreign currency translation adjustments, net of deferred taxes	1,010	6,045	888	21,784

Total comprehensive income	$29,983	$19,473	$58,647	$69,328

Recent Accounting Pronouncements

In May 2004, the FASB issued FASB Staff Position No. 106-2 (FSP 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP 106-2 provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. This FSP also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act (the Subsidy). The guidance in FSP 106-2 related to the accounting for the Subsidy applies only to the sponsor of a single-employer defined benefit postretirement health care plan for which (a) the employer has concluded that prescription drug benefits available under the plan to some or all the participants for some or all future years are “actuarially equivalent” to Medicare Part D and thus qualify for the Subsidy under the Act and (b) the expected Subsidy will offset or reduce the employer’s share of the cost of the underlying postretirement prescription drug coverage on which the Subsidy is based. This FSP also provides guidance for the disclosures about the effects of the Subsidy for an employer that sponsors a postretirement health care benefit plan that provides prescription drug coverage, but for which the employer has not yet been able to determine actuarial equivalency. This FSP is effective for the first interim period beginning after June 15, 2004. Invitrogen is currently investigating the impact of FSP 106-2’s initial recognition, measurement and disclosure provisions on its Dexter Postretirement Health and Benefit Program. As a result of this, measurement of the accumulated plan benefit obligation and net periodic postretirement benefit cost does not reflect the effects of the Act on Invitrogen’s postretirement benefit plan. Invitrogen does not expect FSP 106-2 to have a material impact on its consolidated financial statements.

At its September 29-30, 2004, meeting, the FASB reached a conclusion on Emerging Issues Task Force (EITF) Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share”, that contingently convertible debt instruments will be subject to the if-converted method under FASB Statement No. 128 (SFAS No. 128), Earnings Per Share, regardless of the contingent features included in the instrument. Under current practice, issuers of contingently convertible debt instruments exclude potential common shares underlying the debt instruments from the calculation of diluted earnings per share until the market price or other contingency is met. The effective date for Issue 04-8 is for reporting periods ending after December 15, 2004. Invitrogen will apply the EITF guidance by retroactively restating earnings per share for all periods presented in its Form 10-K for the year ended December 31, 2004, which could result in a higher number of diluted shares resulting in a lower diluted earnings per share calculation. Invitrogen is actively evaluating alternatives with its investment bankers to modify or restructure its convertible debt instruments, which would minimize the impact of adoption of this standard. Accordingly, the impact of the adoption of EITF 04-8 cannot be reasonably determined at the time of this filing.

Reclassifications

Certain reclassifications have been made to conform prior period financial information to the current presentation. These reclassifications had no effect on reported income or losses. The 2004 presentation of 2003 selling, administrative and research and development costs by segment reflects reclassifications of general and administrative costs from the unallocated segment to the BioDiscovery and BioProduction segments to conform to Invitrogen’s corporate expense allocation methodology applied in 2004. Additionally, in the third quarter of 2004, Invitrogen reclassified its $4.1 million call premium on the March 2004 redemption of its 5½% Convertible Subordinated Notes due 2007 from operating activities to financing activities on the Consolidated Statements of Cash Flows for the nine months ended September 30, 2004.

2. Business Combinations

BioReliance Acquisition

On February 6, 2004, Invitrogen acquired all of the outstanding shares of common stock and stock options of BioReliance Corporation (BioReliance). Based in Maryland, BioReliance is a contract service organization, providing testing services for biotech and research companies that are involved in early preclinical product development through licensed production. The primary reason for the acquisition is to improve Invitrogen’s drug discovery offering, by helping to create a system for drug discovery, development and production. Invitrogen has included BioReliance’s operations as part of its BioProduction business segment.

The results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. The total cost of the acquisition is as follows:

(in thousands)(unaudited)
Cash paid for common stock	$404,793
Cash paid for outstanding common stock options	28,505
Debt assumed as a result of acquisition	70,436
Direct costs	4,929

Total purchase price	$508,663

As of September 30, 2004, the purchase price allocation associated with this transaction is preliminary and subject to the finalization of the independent valuation report. The preliminary purchase price allocation is shown below:

(in thousands)(unaudited)
Fair value of net tangible assets acquired	$117,681
Fair value of debt assumed	(70,436)
Fair value of identifiable intangible assets acquired	44,300
Goodwill	417,118

$508,663

Purchased intangibles are being amortized over a weighted average life of 4 years. An established client list, a history of operating margins and profitability, a strong scientific employee base and operations in an attractive market niche were among the factors that contributed to a purchase price resulting in the recognition of goodwill.

As a result of the integration of the business and Invitrogen’s implementation of a decision made by the board of directors of BioReliance prior to the acquisition to close duplicate facilities in Worchester, Massachusetts, Invitrogen has terminated 69 employees and relocated 7 employees to other sites. In the second quarter of 2004, Invitrogen reached a decision to exit BioReliance’s contract manufacturing business in Rockville, Maryland, and, accordingly, adjusted the related assets to their net realizable value. Invitrogen expects to record additional environmental clean-up costs and further purchase accounting adjustments to the carrying value of assets related to BioReliance’s contract manufacturing business, as applicable, during the remainder of 2004. At September 30, 2004, Invitrogen had $1.1 million remaining in accrued expenses and other current liabilities in the Consolidated Balance Sheets related to this integration. Activity for accrued acquisition and business integration costs for the nine months ended September 30, 2004, is as follows:

(in thousands)(unaudited)	Opening Balance Sheet Accruals	Amounts Paid in Cash	Balance at September 30, 2004
Stock options	$28,505	$(28,403)	$102
Severance charges	1,331	(505)	826
Change-in-control agreements	634	(634)	—
Other costs to close facilities	268	(129)	139
Direct costs of the merger	4,929	(4,929)	—

	$35,667	$(34,600)	$1,067

Other Acquisitions

During 2004, Invitrogen completed other acquisitions that were not material to the overall consolidated financial statements and the results of operations have been included in the accompanying consolidated financial statements from the respective dates of the acquisitions. The aggregate cash purchase price of these 2004 acquisitions was $24.0 million. The excess of purchase price over the acquired net tangible assets was $23.6 million at September 30, 2004, of which $2.2 million has been allocated to purchased intangibles which are amortized over a life of 6.7 years, $20.7 million has been allocated to goodwill in the Consolidated Balance Sheets and $0.7 million has been expensed as in-process research and development costs for the nine months ended September 30, 2004.

Pro Forma Information

The following unaudited pro forma information assumes that the February 2004 acquisition of BioReliance, the August 2003 acquisition of Molecular Probes, and the March 2003 acquisition of PanVera assets and underlying business, occurred at the beginning of the periods presented. The unaudited pro forma information excludes Invitrogen’s other acquisitions in 2003 and 2004 as the effects of those acquisitions were not material to the overall consolidated financial statements. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the acquisitions been in effect as of the periods indicated above, or of future results of operations. The unaudited pro forma results for the three and nine months ended September 30, 2004 and 2003, respectively, are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data) (unaudited)	2004	2003	2004	2003
Revenues	$256,328	$236,191	$769,058	$701,287
Net income(1)	28,163	4,272	55,005	24,461
Earnings per share:
Basic	$0.54	$0.08	$1.06	$0.49
Diluted	$0.52	$0.08	$1.03	$0.48

(1)	Includes, on a pre-tax basis, nonrecurring charges of $6.2 million for the three months ended September 30, 2003, $17.6 million and $25.9 million for the nine months ended September 30, 2004 and 2003, respectively, of increased cost of revenues for the estimated sale of inventory written up to fair market value under purchase accounting rules, $0.7 million for the write-off purchased in-process research and development costs for the nine months ended September 30, 2004, and $1.4 million for the write-off of purchased in-process research and development costs for the three and nine months ended September 30, 2003.

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

Segment information is as follows:

(dollars in thousands)(unaudited)	BioDiscovery	BioProduction	Unallocated(1)	Total
Three Months Ended September 30, 2004
Revenues from external customers	$146,742	$109,586	$—	$256,328

Gross profit	102,886	54,397	(78)	157,205

Gross margin as a percentage of revenues	70%	50%		61%
Selling and administrative	49,299	23,833	78	73,210
Research and development	16,577	2,438	199	19,214
Business integration costs and merger-related amortization(2)	—	—	25,004	25,004

Operating income (loss)	$37,010	$28,126	$(25,359)	$39,777

Operating margin as a percentage of revenues	25%	26%		16%

Three Months Ended September 30, 2003(3)
Revenues from external customers	$125,356	$71,583	$—	$196,939

Gross profit	86,058	38,893	(5,171)	119,780

Gross margin as a percentage of revenues	69%	54%		61%
Selling and administrative	45,918	15,041	220	61,179
Research and development	13,393	1,852	109	15,354
Business integration costs and merger-related amortization(2)	—	—	23,071	23,071

Operating income (loss)	$26,747	$22,000	$(28,571)	$20,176

Operating margin as a percentage of revenues	21%	31%		10%

Nine Months Ended September 30, 2004
Revenues from external customers	$442,415	$319,201	$—	$761,616

Gross profit	310,803	152,253	(17,833)	445,223

Gross margin as a percentage of revenues	70%	48%		58%
Selling and administrative	146,268	68,662	224	215,154
Research and development	45,539	6,934	643	53,116
Business integration costs and merger-related amortization(2)	—	—	82,267	82,267

Operating income (loss)	$118,996	$76,657	$(100,967)	$94,686

Operating margin as a percentage of revenues	27%	24%		12%

Nine Months Ended September 30, 2003(3)
Revenues from external customers	$361,507	$208,461	$—	$569,968

Gross profit	244,468	110,205	(6,827)	347,846

Gross margin as a percentage of revenues	68%	53%		61%
Selling and administrative	133,296	45,192	220	178,708
Research and development	32,855	5,579	109	38,543
Business integration costs and merger-related amortization(2)	—	—	58,971	58,971

Operating income (loss)	$78,317	$59,434	$(66,127)	$71,624

Operating margin as a percentage of revenues	22%	29%		13%

(1)	Unallocated items for the three months ended September 30, 2004 and 2003, include costs for purchase accounting inventory revaluations of $0 and $5.1 million, amortization of purchased intangibles of $25.0 million and $20.7 million, amortization of deferred compensation of $0.4 million and $0.4 million, purchased in-process research and development costs of $0 and $1.4 million, and business integration costs of $0 and $0.9 million, respectively. Unallocated items for the nine months ended September 30, 2004 and 2003, include costs for purchase accounting inventory revaluations of $17.6 million and $6.8 million, amortization of purchased intangibles of $81.5 million and $56.2 million, amortization of deferred compensation of $1.1 million and $0.4 million, purchased in-process research and development costs of $0.7 million and $1.4 million, and business integration costs of $0 and $1.3 million. These items are not allocated by management for purposes of analyzing the operations since they are principally non-cash or other costs resulting primarily from business restructuring or purchase accounting that are separate from ongoing operations.
(2)	Excludes deferred compensation of $0.4 million and $0.4 million for the three months ended September 30, 2004 and 2003, respectively, and $1.1 million and $0.4 million for the nine months ended September 30, 2004 and 2003, respectively, which is allocated to operating expenses.

(3)	2004 presentation of 2003 selling, administrative and R&D costs by segment reflects reclassifications of general and administrative costs from the unallocated segment to the BioDiscovery and BioProduction segments to conform to Invitrogen’s corporate expense allocation methodology applied in 2004.

4. Commitments and Contingencies

Letters of Credit

Invitrogen had outstanding letters of credit at September 30, 2004, totaling $3.8 million to support liabilities associated with Invitrogen’s self-insured worker’s compensation programs, which liabilities are reflected in other current liabilities and long-term deferred credits and reserves in the Consolidated Balance Sheet at September 30, 2004.

Invitrogen also had outstanding letters of credit at September 30, 2004, totaling $4.7 million to support its building lease requirements.

Purchase of Campus

During the three months ended September 30, 2004, Invitrogen entered into a purchase and sale agreement for the former Molecular Probes campus in Eugene, Oregon that was previously recorded as a capital lease liability. The total purchase price of the campus is $15.5 million. As part of the agreement, Invitrogen will continue to pay monthly lease amounts until the completion of the campus acquisition. Invitrogen has also accrued an additional $1.5 million for those payments expected to be made as part of the deal over the next year, as these are considered to be part of the campus purchase price. Invitrogen has classified the purchase price and contingent payments for the campus as current portion of long-term obligations in the Consolidated Balance Sheet at September 30, 2004.

Guarantees

As part of capital leases assumed in conjunction with the acquisition of BioReliance in February 2004, Invitrogen has guaranteed indebtedness of $3.7 million at September 30, 2004, related to the construction of BioReliance’s U.S. manufacturing facility in Rockville, Maryland.

Contingent Acquisition Obligations

Pursuant to the purchase agreements for certain acquisitions, Invitrogen could be required to make additional contingent cash payments based on certain operating results of the acquired companies. Payments aggregating a maximum of $88.5 million and certain other payments based upon percentages of future gross sales of the acquired companies could be required through 2008. Invitrogen will account for any such contingent payments as an addition to the respective purchase price.

Environmental Liabilities

Invitrogen assumed certain environmental exposures as a result of its merger with Dexter Corporation in 2000 and recorded reserves to cover estimated environmental clean-up costs. The environmental reserves, which are not discounted, were $8.0 million at September 30, 2004, and included current reserves of $0.8 million, which are estimated to be paid during the next year, and long-term reserves of $7.2 million. In addition, Invitrogen has an insurance policy for these assumed environmental exposures. Based upon currently available information, Invitrogen believes that it has adequately provided for these environmental exposures and that the outcome of these matters will not have a material adverse effect upon the consolidated financial position, results of operations or cash flows of Invitrogen in the future.

Intellectual Properties

Invitrogen is involved in various claims and legal proceedings of a nature considered normal to its business including protection of its owned and licensed intellectual property. Invitrogen records accruals for such contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. Specific royalty liabilities related to acquired businesses were recorded on the Invitrogen financial statements at September 30, 2004.

Litigation

Invitrogen is subject to potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted. These matters have arisen in the ordinary course and conduct of Invitrogen’s business, as well as through acquisitions, and some are expected to be covered, at least partly, by insurance. Estimated amounts for claims that are probable and can be reasonably estimated are reflected as liabilities of

Invitrogen. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters that are pending or may be asserted could be decided unfavorably to Invitrogen. Although the amount of liability at September 30, 2004, with respect to these matters cannot be ascertained, Invitrogen believes that any resulting liability should not materially affect Invitrogen’s consolidated financial statements.

5. Convertible Debt

Convertible debt consists of the following:

(dollars in thousands)	September 30, 2004	December 31, 2003
1 1/2% Convertible Senior Notes (principal due 2024)	$450,000	$—
2% Convertible Senior Notes (principal due 2023)	350,000	350,000
2 1/4% Convertible Subordinated Notes (principal due 2006)	500,000	500,000
5 1/2% Convertible Subordinated Notes (principal due 2007)	—	172,500

	$1,300,000	$1,022,500

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

After expenses, Invitrogen received net proceeds of $440.7 million. The costs incurred to issue the 1 1/2% Notes, which totaled $9.3 million, have been deferred and included in other assets in the Consolidated Balance Sheets and are amortized over the terms of the 1 1/2% Notes using the effective interest method. At September 30, 2004, the unamortized balance of the issuance costs was $9.0 million.

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

6. Pension Plans and Postretirement Health and Benefit Plan

Invitrogen has several defined benefit pension plans covering U.S. employees from businesses acquired in the Life Technologies, Inc. merger and employees in certain foreign countries. Invitrogen also has a postretirement health and welfare plan which provides benefits to certain participants who were employees of Dexter Corporation prior to the sale of their businesses and prior to Invitrogen’s merger with Dexter Corporation, all but one of whom are not employees of Invitrogen.

The components of net periodic pension cost for Invitrogen’s pension plans and postretirement health and benefit plan for the three and nine months ended September 30, 2004, and 2003, are as follows:

	Domestic Plans
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)(unaudited)	2004	2003	2004	2003
Interest	$983	$804	$2,605	$2,411
Expected return on plan assets	(1,352)	(893)	(3,602)	(2,678)
Amortization of prior service cost	72	—	72	—
Amortization of actuarial loss	556	730	1,528	2,191

Net periodic pension cost	$259	$641	$603	$1,924

	Foreign Plans
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)(unaudited)	2004	2003	2004	2003
Service cost	$559	$470	$1,727	$1,367
Interest cost	411	329	1,277	954
Expected return on plan assets	(427)	(349)	(1,329)	(1,011)
Amortization of actuarial loss	18	2	56	6

Net periodic pension cost	$561	$452	$1,731	$1,316

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

The 2004 Plan permits the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and deferred stock awards. Any shares of Invitrogen common stock granted under the 2004 Plan in the form of stock options or stock appreciation rights are counted against the 2004 Plan share reserve as one share of Invitrogen common stock for every one share subject to the stock option or stock appreciation right. However, any shares of Invitrogen common stock, which are granted under the 2004 Plan in an award form other than stock options or stock appreciation rights, are counted against the 2004 Plan share reserve as 1.6 shares of Invitrogen common stock for every one share subject to such award.

8. Repurchase of Invitrogen common stock

In 2002, Invitrogen’s Board of Directors authorized the repurchase of up to $300 million of common stock over three years, ending in July 2005, of which $100 million was repurchased in 2002. During the three months ended September 30, 2004, Invitrogen repurchased 1.6 million shares of common stock at a total cost of approximately $81.3 million, which is reported as a reduction in stockholders’ equity as treasury stock. The timing and price of any repurchases will depend on market conditions and other factors. Funds for any repurchase are expected to come primarily from cash generated from operations, or funds on hand.

9. Subsequent Event

On October 28, 2004, Invitrogen completed an acquisition that was not material to the overall consolidated financial statements. Invitrogen acquired all of the outstanding securities of DNA Research Innovations, Ltd., for approximately $35 million. The results of operations will be included in Invitrogen’s future financial statements from the date of acquisition. Pursuant to the purchase agreement for this acquisition, Invitrogen could be required to make additional contingent cash payments aggregating a maximum of $30 million through 2006 upon the completion of certain research and development milestones identified in the stock purchase agreement. Invitrogen will account for any such contingent payments as an addition to the purchase price.

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

We conduct research activities in the United States, the United Kingdom, Israel and New Zealand and business development activities around the world. As part of these activities we actively seek to license intellectual property from academic, government, and commercial institutions.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2004 and 2003

Revenues.

	For the Three Months Ended September 30,		Increase	% Increase
(dollars in millions) (unaudited)	2004	2003
BioDiscovery segment revenues	$146.7	$125.3	$21.4	17%
BioProduction segment revenues	109.6	71.6	38.0	53%

Total revenues	$256.3	$196.9	$59.4	30%

BioDiscovery gross margin	70%	69%
BioProduction gross margin	50%	54%
Total gross margin	61%	61%

When comparing revenues for the three months ended September 30, 2004 with the same period in 2003, changes in foreign currency exchange rates increased U.S. dollar-denominated revenues, accounting for $7.5 million of the $59.4 million increase. This increase from changes in foreign currency exchange rates increased our revenue growth rate by 4%. The increase in revenues also includes $40.9 million, or 20%, from our recent acquisitions: BioReliance, which we acquired in February 2004 and Molecular Probes which we acquired in August 2003. Higher volume accounted for an additional $7.3 million or 4% increase and higher royalty revenue accounted for $2.2 million or 1% increase, while higher average selling prices contributed another $1.5 million or 1%.

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

BioDiscovery Segment Revenues. Changes in foreign currency exchange rates increased U.S. dollar-denominated BioDiscovery revenues by $4.7 million when comparing the three months ended September 30, 2004 with the same period in 2003 and accounted for 4% of the 17% increase in revenues. The increase in revenues also includes $10.6 million, or 8%, from our recent acquisitions. Lower average selling prices of $1.4 million or 1%, offset by higher volume growth of $5.3 million or 4% and higher royalty revenue of $2.2 million or 2% accounted for an increase in revenues.

BioProduction Segment Revenues. Changes in foreign currency exchange rates increased U.S. dollar-denominated BioProduction revenues by $2.8 million when comparing the three months ended September 30, 2004 with the same period in 2003, and accounted for 4% of the 53% increase in revenues. The increase in revenues also includes $30.3 million, or 42%, from our recent acquisition of BioReliance. The remainder of the increase reflects volume growth of $2.0 million or 3%, as well as average selling price increases, particularly for sera products, which accounted for $2.9 million or 4%.

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

Gross Margin. Gross margin during the three months ended September 30, 2004, was consistent at 61% when compared to the same period in 2003. We believe that gross margin for future periods will be affected by, among other things, the integration of acquired businesses in addition to sales volumes, competitive conditions, royalty payments on licensed technologies, the cost of raw materials, changes in average selling prices, our ability to make productivity improvements, and foreign currency rates.

BioDiscovery Segment Gross Margin. The increase in BioDiscovery gross margin during the three months ended September 30, 2004, when compared to the same period in 2003, is due to favorable changes in foreign currency rates which improved margins by 1% and the addition of higher margin products from acquired businesses which accounted for improved margins of 1%. Unfavorable changes in average selling prices reduced margins by 1% for the three months ended September 30, 2004.

BioProduction Segment Gross Margin. The decrease in BioProduction gross margin during the three months ended September 30, 2004, when compared to the same period in 2003, reflects the lower gross margin BioReliance service business which reduced margins by 3%, and higher unit costs net of higher average selling prices for sera products which reduced margins by 3%. These decreases in gross margin are partially offset by a 2% increase in gross margin resulting from changes in product mix and lower variable costs associated with productivity improvements.

Operating Expenses.

	For the Three Months Ended September 30,
	2004		2003
(dollars in millions)(unaudited)	Operating Expense	As a Percentage of Segment Revenues	Operating Expense(1)	As a Percentage of Segment Revenues	Increase (Decrease)
BioDiscovery Segment:
Sales and marketing	$31.7	22%	$29.1	23%	$2.6
General and administrative	17.5	12%	16.8	13%	0.7
Research and development	16.6	11%	13.4	11%	3.2

BioProduction Segment:
Sales and marketing	$13.8	13%	$9.3	13%	$4.5
General and administrative	10.0	9%	5.7	8%	4.3
Research and development	2.4	2%	1.8	3%	0.6

Unallocated:
Sales and marketing	$0.1		$—		$0.1
General and administrative	0.1		0.2		(0.1)
Research and development	0.2		0.1		0.1

Consolidated:
Sales and marketing	$45.6	18%	$38.4	20%	$7.2
General and administrative	27.6	11%	22.7	12%	4.9
Research and development	19.2	8%	15.3	8%	3.9

(1)	2004 presentation of 2003 general and administrative expenses by segment reflects reclassifications of general and administrative costs from the Corporate and Unallocated segment to the BioDiscovery and BioProduction segments to conform to our corporate expense allocation methodology applied in 2004.

Sales and Marketing. The increase in sales and marketing expenses for the three months ended September 30, 2004, when compared to the same period in 2003, is primarily due to the acquired businesses of BioReliance and Molecular Probes, which accounted for $4.0 million of the increase, a change in foreign currency rates that increased expenses by $1.3 million, an increase in commissions of $1.4 million, and an increase in headcount and recruiting fees of $1.4 million. Additionally, sales and marketing expense for the three months ended September 30, 2004, include $0.9 million for the impairment of an asset determined by management to be obsolete. These increases were partially offset by $0.7 million in lower advertising fees. The three months ended September 30, 2003, included $1.1 million of accelerated depreciation expense related to e-commerce software that was rendered obsolete.

In the future, we expect to see continued productivity gains in our sales and marketing expenditures as we use product specialists to support our existing customer account managers allowing us to maintain the effectiveness of our direct selling organization while offering an ever-increasing portfolio of products.

General and Administrative. The increase in general and administrative expenses for the three months ended September 30, 2004, is due to costs associated with the acquired businesses of BioReliance and Molecular Probes, which accounted for $4.8 million of the increase, costs of $0.6 million related to the implementation of Sarbanes-Oxley Section 404 internal controls, increased costs of $0.7 million related to headcount increases, a change in foreign currency rates that increased expenses by $0.3 million, and increased costs of $0.4 million related to other consulting fees. These increases were partially offset by a $1.9 million decrease resulting primarily from lower legal fees.

We will continue to pursue programs and initiatives to improve our efficiency in the general and administrative area. These programs will focus in the areas of process improvement and automation. We expect over time that these actions will result in a decline in our general and administrative expenses as a percent of revenues.

Research and Development. The increase in research and development expenses for the three months ended September 30, 2004, reflects research and development costs associated with the acquired businesses of BioReliance and Molecular Probes, which in total accounted for $4.0 million of the increase, and costs primarily associated with increased headcount and related relocation and recruitment costs of $1.4 million. The three months ended September 30, 2003, included $1.5 million of accelerated amortization of purchased technology that is not recurring for the three months ended September 30, 2004.

We expect research and development expense as a percent of revenues will continue to increase as we expand our capabilities to accelerate innovation and ramp up research and development of recently acquired businesses.

Purchased Intangibles Amortization. Amortization expense for purchased intangible assets acquired in our business combinations was $25.0 million for the three months ended September 30, 2004, and $20.7 million for the same period in 2003. The increase in 2004 is due primarily to the amortization of purchased intangibles acquired in the BioReliance and Molecular Probes acquisitions.

Purchased In-Process Research and Development. Purchased in-process research and development costs of $1.4 million for the three months ended September 30, 2003, resulted from the Molecular Probes acquisition and represent acquired research and development projects in process.

Business Integration Costs. Business integration costs for the three months ended September 30, 2003, were $0.9 million and represent an impairment loss on assets held for sale in Huntsville, Alabama, related to the closure of our facilities there.

Interest Income. Interest income increased by $0.5 million from $5.9 million for the three months ended September 30, 2003, to $6.4 million for the same period in 2004. The increase in interest income is due mainly to higher interest rates for the three months ended September 30, 2004 versus the three months ended September 30, 2003.

Interest income in the future will be affected by changes in short-term interest rates and changes in cash balances which could be materially impacted by acquisitions and other financing activities.

Interest Expense. Interest expense decreased $0.1 million from $7.5 million for the three months ended September 30, 2003 to $7.4 million for the same period in 2004. Our issuance of $450 million in principal amount of 1½% convertible senior notes in February 2004 and $350 million in principal amount of 2% convertible senior notes in August 2003 accounted for $2.4 million of the increase for the three months ended September 30, 2004, offset by the redemption in March 2004 of our 5½% convertible notes, which reduced interest expense by $2.5 million.

Provision for Income Taxes. The provision for income taxes as a percentage of pre-tax income was 26.8% for the three months ended September 30, 2004 compared with 28.6% for the year ended December 31, 2003. The decrease in the effective tax rate was primarily attributable to a reduction of income tax on foreign income that resulted from restructuring the ownership of certain foreign businesses to achieve better alignment with our operational and management structure.

Comparison of Nine Months Ended September 30, 2004 and 2003

Revenues.

	For the Nine Months Ended September 30,		Increase	% Increase
(dollars in millions) (unaudited)	2004	2003
BioDiscovery segment revenues	$442.4	$361.5	$80.9	22%
BioProduction segment revenues	319.2	208.5	110.7	53%

Total revenues	$761.6	$570.0	$191.6	34%

BioDiscovery gross margin	70%	68%
BioProduction gross margin	48%	53%
Total gross margin	58%	61%

When comparing revenues for the nine months ended September 30, 2004 with the same period in 2003, changes in foreign currency exchange rates increased U.S. dollar-denominated revenues, accounting for $27.4 million of the $191.6 million increase. This increase from changes in foreign currency exchange rates increased our revenue growth rate by 5%. The increase in revenues also includes $138.7 million, or 24%, from our recent acquisitions: BioReliance, which we acquired in February 2004; Molecular Probes which we acquired in August 2003; and the PanVera business which we acquired at the end of March 2003. Higher volume and royalty revenue accounted for an additional $20.2 million or 4% increase, while higher average selling prices contributed another $5.3 million or 1%.

BioDiscovery Segment Revenues. Changes in foreign currency exchange rates increased U.S. dollar-denominated BioDiscovery revenues by $17.4 million when comparing the nine months ended September 30, 2004 with the same period in 2003 and accounted for 4% of the 22% increase in revenues. The increase in revenues also includes $59.4 million, or 16%, from our recent acquisitions, $6.8 million or 2% from higher volume growth and $2.2 million or 1% from higher royalty revenue. These increases were partially offset by lower average selling prices of $4.9 million or 1%.

We currently expect our BioDiscovery growth rate to be approximately 18% for the full year 2004.

BioProduction Segment Revenues. Changes in foreign currency exchange rates increased U.S. dollar-denominated BioProduction revenues by $10.0 million when comparing the nine months ended September 30, 2004 with the same period in 2003, and accounted for 5% of the 53% increase in revenues. The increase in revenues also includes $79.3 million, or 38%, from our recent acquisition of BioReliance. The remainder of the increase reflects volume growth of $11.2 million or 5%, as well as average selling price increases, particularly for sera products, which accounted for $10.2 million or 5%.

We currently expect our BioProduction growth rate to be approximately 54% for the full year 2004, with our acquisition of BioReliance in February 2004 contributing 40% of this growth.

Gross Margin. The decrease in gross margin during the nine months ended September 30, 2004, when compared to the same period in 2003, reflects costs of $17.6 million, or 2% of revenues, associated with the sale during 2004 of products acquired with Molecular Probes that were previously written-up under purchase accounting rules. In addition, higher costs for sera products accounted for a 1% decrease in gross margin and lower margin products from acquired businesses accounted for a 1% decrease. These decreases in gross margin are partially offset by a 1% increase in gross margin resulting from lower variable costs associated with productivity improvements.

BioDiscovery Segment Gross Margin. The increase in BioDiscovery gross margin during the nine months ended September 30, 2004, when compared to the same period in 2003, is due to the addition of higher margin products from acquired businesses which accounted for improved margins of 2% and a 1% increase in gross margin resulting from lower variable costs associated with productivity improvements. These increases are partially offset by a 1% decrease in gross margin resulting from unfavorable changes in average selling prices.

BioProduction Segment Gross Margin. The decrease in BioProduction gross margin during the nine months ended September 30, 2004, when compared to the same period in 2003, reflects the lower gross margin BioReliance service business which reduced margins by 3%, and higher unit costs net of higher average selling prices for sera products which reduced margins by 2%.

Operating Expenses.

	For the Nine Months Ended September 30,
	2004		2003
(dollars in millions)(unaudited)	Operating Expense	As a Percentage of Segment Revenues	Operating Expense(1)	As a Percentage of Segment Revenues	Increase (Decrease)
BioDiscovery Segment:
Sales and marketing	$94.4	21%	$85.1	24%	$9.3
General and administrative	51.8	12%	48.2	13%	3.6
Research and development	45.6	10%	32.8	9%	12.8

BioProduction Segment:
Sales and marketing	$39.7	12%	$28.2	14%	$11.5
General and administrative	28.9	9%	17.0	8%	11.9
Research and development	6.9	2%	5.6	3%	1.3

Unallocated:
Sales and marketing	$0.2		$—		$0.2
General and administrative	0.1		0.2		(0.1)
Research and development	0.6		0.1		0.5

Consolidated:
Sales and marketing	$134.3	18%	$113.3	20%	$21.0
General and administrative	80.8	11%	65.4	11%	15.4
Research and development	53.1	7%	38.5	7%	14.6

(1)	2004 presentation of 2003 general and administrative expenses by segment reflects reclassifications of general and administrative costs from the Corporate and Unallocated segment to the BioDiscovery and BioProduction segments to conform to our corporate expense allocation methodology applied in 2004.

Sales and Marketing. For the nine months ended September 30, 2004, the increase in sales and marketing expenses, when compared to the same period in 2003, is primarily due to the acquired businesses of BioReliance, Molecular Probes and PanVera, which accounted for $13.1 million of the increase and a change in foreign currency rates that increased expenses by $4.4 million. In addition, increased headcount, incentive compensation, and relocation and recruiting fees accounted for $3.5 million of the increase.

General and Administrative. For the nine months ended September 30, 2004, the increase in general and administrative expenses is due to costs associated with the acquired businesses of BioReliance, Molecular Probes and PanVera, which accounted for $15.8 million of the increase, costs associated with increased headcount, relocation and recruiting and higher incentive compensation of $3.2 million, changes in foreign currency rates that increased expenses by $1.2 million, and $0.9 million of costs related to the implementation of Sarbanes-Oxley Section 404 internal controls. These increases were partially offset by a $5.7 million decrease resulting primarily from lower legal fees.

Research and Development. The increase in research and development expenses for the nine months ended September 30, 2004, reflects research and development costs associated with the acquired businesses for BioReliance, Molecular Probes, Pan Vera and three other acquisitions not considered material to the overall consolidated financial statements, which in total accounted for $12.4 million of the increase, $3.1 million of increased costs associated with increased headcount, incentive compensation, and related relocation and recruiting costs and $0.6 million of deferred compensation amortization related to our Molecular Probes acquisition. The nine months ended September 30, 2003, included $1.5 million of accelerated amortization of purchased technology that is not recurring for the nine months ended September 30, 2004.

Purchased Intangibles Amortization. Amortization expense for purchased intangible assets acquired in our business combinations was $81.5 million for the nine months ended September 30, 2004, and $56.2 million for the same period in 2003. The increase in 2004 is due primarily to the amortization of purchased intangibles acquired in the BioReliance, Molecular Probes and PanVera acquisitions.

Purchased In-Process Research and Development. Purchased in-process research and development costs of $0.7 million for the nine months ended September 30, 2004, resulted from a 2004 acquisition that was not material to the overall consolidated financial statements and represent acquired current research and development projects in process. Purchased in-process research and development costs of $1.4 million for the nine months ended September 30, 2003, resulted from the Molecular Probes acquisition and represent acquired research and development projects.

Business Integration Costs. Business integration costs for the nine month period ended September 30, 2003, were $1.3 million and include the $0.9 million third quarter impairment loss on assets held for sale in Huntsville, Alabama, related to the closure of our facilities there, in addition to costs incurred for the integration of InforMax, acquired in December 2002.

Interest Income. For the nine months ended September 30, interest income decreased by $0.2 million from $18.0 million in 2003 to $17.8 million in 2004. The reduction in interest income is due mainly to lower interest rates.

Interest Expense. For the nine months ended September 30, interest expense increased by $4.4 million from $20.2 million in 2003 to $24.6 million in 2004. Our issuance of $450 million in principal amount of 1½% convertible senior notes in February 2004 and $350 million in principal amount of 2% convertible senior notes in August 2003 accounted for $8.7 million of the increase for the nine months ended September 30, 2004, offset by the redemption in March 2004 of our 5½% convertible notes, which reduced interest expense by $5.6 million. The remainder of the increase for the nine months ended September 30, 2004 was due mainly to interest expense of $1.3 million on our capital lease and debt obligations acquired in the BioReliance acquisition and former capital lease obligations in the Molecular Probes acquisition.

Loss on Early Retirement of Debt. A loss of $6.8 million was recognized during the three months ended March 31, 2004, on the early retirement of our $172.5 million in principal amount of 5½% convertible notes and includes $4.1 million for the call premium and $2.7 million for the write-off of unamortized deferred financing costs.

Provision for Income Taxes. The provision for income taxes as a percentage of pre-tax income was 27.8% for the nine months ended September 30, 2004 compared with 28.6% for the year ended December 31, 2003. The decrease in the effective tax rate year to date was primarily attributable to a reduction of income tax on foreign income that resulted from restructuring the ownership of certain foreign businesses to achieve better alignment with our operational and management structure, offset in part by an increase in the proportion of income earned in tax jurisdiction having higher tax rates.

In October 2004, the President signed the “Working Families Tax Relief Act of 2004,” which retroactively reinstated the research credit for qualifying activities arising after June 30, 2004. Under Statement of Financial Accounting Standards No. 109, the effect of the change in tax law is recognized in the period that the new legislation was enacted, which is the fourth quarter of 2004. If we had been able to include these credits in the period ended September 30, 2004, our effective tax rate would have decreased to 27% from 27.8%.

In October 2004, the President signed the “American Jobs Creation Act of 2004” which, among other things, prospectively phases out the extraterritorial income deduction, provides for certain domestic manufacturing tax relief, reforms the foreign tax credit regime, and allows for tax favored repatriation of international earnings. Many of the new tax provisions, although not all, have an effective date beginning in 2005. As such, we believe the impact of this new legislation will be minimal, if any, on our overall 2004 effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Operating activities provided net cash of $168.7 million during the nine months ended September 30, 2004, primarily from our net income of $58.4 million plus net non-cash charges of $103.8 million. Changes in operating assets and liabilities provided a net $6.6 million of cash during the period, driven by an increase in accounts receivable of $23.3 million, a decrease in accounts payable, accrued expenses and other current liabilities of $6.4 million, a decrease in inventories of $11.2 million, a decrease in prepaid expenses and other current assets of $4.8 million and an increase of income taxes payable of $20.4 million. The growth of accounts receivable resulted from a higher proportion of 2004 third quarter sales recognized at the end of the quarter compared with a lower proportion of 2003 fourth quarter sales recognized at the end of the quarter. The decrease in accounts payable, accrued expenses and other current liabilities resulted from the payment of costs related to the acquisition of BioReliance. The decrease in inventories reflects the amortization of costs of $17.6 million, associated with the sale during the first nine months of 2004 of products acquired in our business combinations that were previously written-up under purchase accounting rules.

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

Investing Activities. Net cash used in investing activities during the nine months ended September 30, 2004, was $623.8 million, and reflects a net $491.4 million paid for our business acquisitions, a net $112.4 million invested in marketable securities with maturities greater than three months, and payments for capital expenditures and intangible assets (primarily intellectual properties), which totaled $19.7 million and $1.6 million, respectively. These uses of cash were partially offset by the receipt of $1.3 million in proceeds from the sale of our Huntsville, Alabama facility. For 2004, we expect spending for capital equipment and information technology to be approximately $35 million to $40 million.

On February 6, 2004, we acquired all of the common stock of BioReliance Corporation for a total cash purchase price of $433.3 million, plus the assumption of outstanding debt of approximately $70.4 million and transaction costs of $4.9 million. The purchase price was paid from existing cash and investments. In February 2004, we paid down $49.6 million of the acquired debt.

In April 2004, we completed two separate acquisitions that were not material to our overall consolidated financial statements. The aggregate cash purchase price of these acquisitions was $24.0 million. The results of operations were included from the respective dates of acquisition.

In October 2004, we completed an acquisition that was not material to the overall consolidated financial statements. We acquired all of the outstanding securities of DNA Research Innovations, Ltd., for approximately $35 million. The results of operations will be included in our future financial statements from the date of acquisition. Pursuant to the purchase agreement for this acquisition, we could be required to make additional contingent cash payments aggregating a maximum of $30 million through 2006 upon the completion of certain research and development milestones identified in the stock purchase agreement. Invitrogen will account for any such contingent payments as an addition to the purchase price.

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

Financing Activities. Net cash provided by financing activities totaled $228.3 million during the nine months ended September 30, 2004, and includes $440.7 million in net proceeds from our issuance of convertible senior notes in February 2004 and $49.2 million in proceeds from stock issued under employee stock plans. This net cash provision was offset by $81.3 million used to repurchase shares of our common stock and $180.3 million of which $172.5 million was used in March 2004 to retire our 5 1/2% Convertible Subordinated Notes, or 5 1/2% Notes, due 2007, and $4.1 million in cash was used to pay the call premium on early retirement of debt in March 2004.

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

We have $500 million principal amount of 2¼% Convertible Subordinated Notes, or 2¼% Notes, due December 15, 2006. Interest on the 2¼% Notes is payable semi-annually on June 15th and December 15th. The 2¼% Notes were issued at 100% of principal value, and are convertible into 5.8 million shares of common stock at the option of any holder at any time at a price of $86.10 per share. The 2¼% Notes may be redeemed, in whole or in part, at our option on or after December 20, 2005 at 100% of the principal amount plus accrued interest.

In the event of a change of control of Invitrogen, the holders of the 1½% Notes, the 2% Notes, and the 2¼% Notes each have the right to require us to repurchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of the notes plus all accrued and unpaid interest.

Our board of directors has authorized the repurchase of up to $300 million of our common stock over a three-year period ending in 2005. We repurchased 3.3 million shares of common stock at a total cost, in cash and accruals, of $100.0 million during 2002. During the three months ended September 30, 2004, we repurchased 1.6 million shares of common stock at a total cost of $81.3 million. All repurchases have been reported as a reduction in stockholders’ equity as treasury stock. The timing and price of any repurchase will depend on market conditions and other factors. Funds for any repurchase are expected to come primarily from cash generated from operations, or funds on hand.

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

As of September 30, 2004, we had cash and cash equivalents of $363.6 million, short-term investments of $558.6 million and long-term investments of $126.3 million. Our working capital totaled $1.1 billion as of September 30, 2004, and includes restricted cash and investments of $17.6 million. Our funds are currently invested in overnight money market accounts, time deposits, corporate notes, municipal notes and bonds, U.S. treasury obligations and government agency notes. As of September 30, 2004, foreign subsidiaries in Australia, Brazil, Japan and New Zealand had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The U.S. dollar equivalent of these facilities totaled $6.6 million, of which $0.3 million was outstanding at September 30, 2004.

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

CONTRACTUAL OBLIGATIONS

During the nine months ended September 30, 2004, additions to our contractual obligations as of December 31, 2003, included the issuance of $450 million in 1½% Notes due 2024, the assumption of $70.4 million in debt and capital lease obligations from our BioReliance acquisition, the assumption of $0.6 million in capital lease obligations from one of our 2004 acquisitions that is not material to our overall consolidated financial statements, and $6.6 million assumed in other royalty, operating lease, capital expenditure and other long-term obligations. In February 2004, we paid down $49.6 million of the acquired debt leaving $6.4 million in capital lease obligations due through 2034 and $13.3 million in debt obligations due through 2009 at September 30, 2004. As of September 30, 2004, we

also had $30.9 million in operating lease obligations due through 2024 that were assumed in the BioReliance acquisition. During the three months ended September 30, 2004, we entered into a purchase and sale agreement for a campus in Eugene, Oregon, for a total purchase price of $15.5 million, with this amount included in the current portion of long-term obligations on the Consolidated Balance Sheet at September 30, 2004.

During the nine months ended September 30, 2004, our contractual obligations as of December 31, 2003, were reduced by $12.5 million in capital lease obligations that were extinguished as part of the Eugene, Oregon, former Molecular Probes campus purchase, $0.5 million used to retire long-term debt related to one of our 2003 acquisitions that is not material to our overall consolidated financial statements and by $1.4 million in other terminated operating leases and reduced commitments on interest rate swap agreements. Additionally, a portion of the proceeds from the 1 1/2% Notes due 2024, was used in March 2004 to redeem our 5 1/2% Notes, due 2007, in the aggregate principal amount of $172.5 million.

Pursuant to certain acquisitions, we could be required to make additional contingent cash payments based on certain operating results of the acquired companies. Payments aggregating a maximum of $88.5 million and certain other payments based upon percentages of future gross sales of the acquired companies could be required through 2008. Pursuant to the stock purchase agreement for our October 2004 acquisition, we could be required to make additional contingent cash payments of $30.0 million through 2006 based upon the completion of certain research and development milestones identified. We will account for any such contingent payments as an addition to the respective purchase price.

We have also accrued $1.5 million in contingent payments in current portion of long-term obligations on the Consolidated Balance Sheet at September 30, 2004, as these are considered to be part of the Eugene, Oregon, campus purchase price.

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

Changes in foreign currency exchange rates can affect our reported results of operations, which are reported in U.S. dollars. Based on the foreign currency rate in effect at the time of the translation of our non-U.S. results of operations into U.S. dollars, reported results could be different from prior periods even if the same amount and mix of our products were sold at the same local prices during the two periods. This will affect our reported results of operations, and also makes the comparison of our business performance in two periods more difficult. For example, our revenues for the nine months ended September 30, 2004, were $761.6 million using applicable foreign currency exchange rates for that period. However, applying the foreign currency exchange rates in effect during the nine months ended September 30, 2003, to our non-U.S. revenues for the same period in 2004 would result in $27.4 million less revenue for that period. These changes in currency exchange rates have affected, and will continue to affect, our reported results, including our revenues, revenue growth rates, gross profits, income and losses as well as assets and liabilities.

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

Our business has grown rapidly. Our net revenues increased from $55.3 million in 1997 to $777.7 million in 2003. During that same period we significantly expanded our operations in the United States, Europe and Asia-Pacific. The number of our employees increased from 272 at December 31, 1996, to 3,765 at September 30, 2004.

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

Our acquisition strategy has required substantial investments in operations, product research and development, administration and sales and marketing. These are significant expenses. Our failure to manage successfully and coordinate the growth of the combined company could have an adverse impact on our revenues and profits. In addition, there is no guarantee that some of the businesses we have acquired will become profitable or remain so. Some of our acquisitions may not reach our initial expectations, which may require us to record impairment charges. These charges could result in earnings volatility.

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

The markets for certain of our products, such as electrophoresis products, custom primers, amplification products, and fetal bovine serum, are also subject to specific competitive risks. These markets are highly price competitive. Our competitors have competed in the past by lowering prices on certain products. Our competitors may lower prices on these or other products in the future and we may, in certain cases, respond by lowering our prices. This could reduce revenues and profits. Conversely, failure to anticipate and respond to price competition may hurt our market share.

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

In recent years, the pharmaceutical industry has undergone consolidation. Additional mergers or corporate consolidations in the pharmaceutical industry could cause us to lose existing customers and potential future customers, which could have a harmful effect on our business, financial condition and results of operations.

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

In particular, in acquiring the Dexter Corporation and Life Technologies, Inc., we assumed certain of Dexter’s and Life Technologies, Inc.’s liabilities, ongoing disputes and litigation. These include environmental and warranty claims, among others.

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

We could lose some or all of the tax deduction for the contingent portion of the interest expense associated with our convertible senior notes due 2023 and the convertible senior notes due in 2024 if, under certain circumstances, the foregoing notes are not subject to the special Treasury Regulations governing contingent payment debt instruments. We also could lose the tax deduction for interest expense associated with the foregoing notes if we were to invest in non-taxable investments.

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

Our foreign currency hedging program includes contracts to hedge future forecasted foreign currency cash flows. The goal of this program is to reduce the volatility of our earnings and cash flows from changes in foreign currency exchange rates, but we cannot assure you that this program will adequately protect our operating results from the full effects of exchange rate fluctuations. Failure to hedge effectively against exchange rate fluctuations may adversely affect our results of operations.

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

BioReliance’s services include the manufacture of biologic products to be tested in human clinical trials. BioReliance could be held liable for errors and omissions in connection with the services it performs. In addition, our BioReliance subsidiary formulates, tests and manufactures products intended for use by the public. These activities could expose BioReliance to risk of liability for personal injury or death to persons using such products, although neither Invitrogen nor BioReliance commercially markets or sells the products to end users. We seek to reduce our potential liability through measures such as contractual indemnification provisions with clients (the scope of which may vary from client-to-client, and the performances of which are not secured) and insurance maintained by clients. BioReliance and Invitrogen could be materially and adversely affected if BioReliance or Invitrogen were required to pay damages or incur defense costs in connection with a claim that is outside the scope of the indemnification agreements, if the indemnity, although applicable, is not performed in accordance with its terms or if our liability exceeds the amount of applicable insurance or indemnity. We currently maintain product liability and errors and omissions insurance with respect to these risks. There can be no assurance that our insurance coverage will be adequate or that insurance coverage will continue to be available on terms acceptable to us.

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

Foreign Currency Transactions. We have operations in Europe, Asia-Pacific and the Americas. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. Many of our reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in exchange rates because they may become worth more or less than they were worth at the time we entered into the transaction due to changes in exchange rates. Both realized and unrealized gains or losses on the value of these receivables and payables are included in the determination of net income. Realized and unrealized gains or losses on the value of financial contracts entered into to hedge the exchange rate exposure of these receivables and payables are also included in the determination of net income. Net currency exchange losses recognized on business transactions, net of hedging transactions, were $(0.2) and $0.3 million for the three months and $(0.5) million and $(0.1) million for the nine months ended September 30, 2004 and 2003, respectively, and are included in other income and expense in the Consolidated Statements of Income.

Our currency exposures vary, but are primarily concentrated in the euro, British pound sterling and Japanese yen. Historically, we have used foreign currency forward contracts to mitigate foreign currency risk on foreign currency receivables and payables. At September 30, 2004, we had $53.8 million in foreign currency forward contracts outstanding to hedge currency risk on specific receivables and payables. These contracts, which all settled on various dates through October 2004, effectively fix the exchange rate at which these specific receivables and payables will be settled in, so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying receivables and payables.

Our foreign currency hedging program includes hedging of forecasted foreign currency cash flows. At September 30, 2004, the value of our executed forward contracts to hedge forecasted foreign currency cash flows totaled $25.8 million. Subsequent to September 30, 2004, we entered into forward contracts to hedge forecasted foreign currency cash flows of $165.0 million. The contracts mature on various dates through 2005. The contracts’ increase or decrease in value prior to their maturity will be accounted for as cash flow hedges and recorded in other comprehensive income in the Consolidated Balance Sheets. To the extent any portion of the forward contracts is determined to not be an effective hedge, the increase or decrease in value prior to the maturity will be recorded in other income and expense in the Consolidated Statement of Operations.

Based on the cash flow hedge contracts outstanding as of September 30, 2004, a 10% decrease in the value of the dollar relative to the currencies under contract would result in an approximate $2.6 million unrealized loss. Conversely, a 10% increase in the value of the dollar relative to the currencies under contract would result in a $2.6 million unrealized gain. Based on the cash flow hedge contracts outstanding as of October 14, 2004, a 10% decrease in the value of the dollar relative to the currencies under contract would result in an approximate $16.5 million unrealized loss. Conversely, a 10% increase in the value of the dollar relative to the currencies under contract would result in a $16.5 million unrealized gain. Consistent with the nature of the economic hedge provided by these foreign exchange contracts, such unrealized gains or losses would be offset by corresponding decreases or increases, respectively, in the dollar value of the future foreign currency cash flows.

Commodity Prices. Our exposure to commodity price changes relates to certain manufacturing operations that utilize certain commodities as raw materials. We manage our exposure to changes in those prices primarily through our procurement and sales practices.

Interest Rates. Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The fair value of our cash equivalents and marketable securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. At September 30, 2004, we had $1.1 billion in cash, cash equivalents and marketable securities, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of $381.1 million of our cash and cash equivalents at September 30, 2004, as these consisted of securities with maturities of less than three months. A 100 basis point increase or decrease in interest rates would, however, decrease or increase, respectively, the remaining $684.9 million of our investments by approximately $5.1 million. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our Consolidated Statements of Income until the investment is sold or if the reduction in fair value was determined to be a permanent impairment.

In February 2004, we acquired BioReliance Corporation, which did utilize derivative financial instruments to reduce interest rate risk. As of September 30, 2004, there is one outstanding interest rate swap that was entered into by BioReliance. This instrument swapped floating rate LIBOR payments to fixed rate payments. The current notional amount of this swap is $4.1 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on our evaluation during the most recent quarter, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls. There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the date of the previously mentioned evaluation.

Sarbanes-Oxley 404 Compliance. We are assessing our internal controls as called for by the Sarbanes-Oxley Act of 2002. As part of the testing of these controls, we are validating potential control deficiencies and assessing whether or not they rise to the level of significant deficiencies or material weaknesses. In the meantime, we have established a series of remediation teams to investigate these potential control deficiencies, and, where appropriate, to remediate them. To ensure that we address these issues thoroughly, effectively, and timely, we have supplemented our internal project team with the services of several outside specialists. Although we have made this project a top priority, there can be no assurances that all control deficiencies identified and validated will be remediated before the end of our fiscal year or that the remaining unresolved control deficiencies will not rise to the level of significant deficiencies or material weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are engaged in various legal actions arising in the ordinary course of our business and believe that the ultimate outcome of these actions will not have a material adverse effect on our business or financial condition.

Item 2. Changes in Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	None.

(d)	None.

(e)	None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	None.

(b)	None.

(c)	None.

(d)	Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits: For a list of exhibits filed with this report, refer to the Index to Exhibits beginning on page 45.

(b)	The following reports on Forms 8-K were filed during the quarter ended September 30, 2004:

1)	A Report on Form 8-K was filed on July 21, 2004, reporting under Item 12 the announcement of Invitrogen’s financial results for the quarter ended June 30, 2004 via a press release on July 21, 2004.

2)	A Report on Form 8-K/A was filed on September 2, 2004, reporting under Item 9.01 the pro forma financial results of the combined businesses of the Registrant and BioReliance Corporation for prior periods.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVITROGEN CORPORATION

Date: November 3, 2004	By:	/s/ David F. Hoffmeister
David F. Hoffmeister
Chief Financial Officer
(Principal Financial Officer and
Authorized Signatory)

INDEX TO EXHIBITS

(In our Annual Report on Form 10-K for the Year Ended December 31, 2001, we numbered sequentially all of the material contracts that we had filed as of March 31,2002. Since that time, we have continued to number sequentially any additional material contracts that we file for ease of reference.)

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
2.1	Agreement and Plan of Merger, by and between Invitrogen and Life Technologies, Inc., dated July 7, 2000.(1)

2.2	Agreement and Plan of Merger, by and between Invitrogen and Dexter Corporation, dated July 7, 2000.(1)

2.3	Agreement and Plan of Merger, by and between Invitrogen, Babcock, Inc. and InforMax, Inc., dated October 15, 2002.(2)

2.4	Agreement and Plan of Merger, by and among Invitrogen, INVO Merger Corporation, and NOVEX, dated June 14, 1999.(3)

2.5	Agreement and Plan of Merger, by and among Invitrogen, RG Merger Corporation, and Research Genetics, Inc., dated February 1, 2000.(4)

2.6	Asset Purchase Agreement by and among Vertex Pharmaceuticals Incorporated, PanVera LLC and Invitrogen Corporation, dated February 4, 2003.(5)

2.7	Agreement and Plan of Merger, by and among Invitrogen Corporation, Mallard Acquisition Corporation, Molecular Probes, Inc. and Richard P. Haugland, as the Shareholders’ Agent, dated July 2, 2003.(28)

2.8	Agreement and Plan of Merger, by and among Invitrogen, Baseball Acquisition Corporation and BioReliance Corporation dated December 24, 2003 (29)

3.1	Restated Certificate of Incorporation of Invitrogen, as amended.(6)

3.2	Amended and Restated Bylaws of Invitrogen.(7)

3.3	Certificate of Correction to the Restated Certificate of Incorporation of Invitrogen, dated February 21, 2001.(8)

3.4	Certificate of Designation, Preferences and Rights of the Terms of the Series B Preferred Stock, dated March 27, 2001.(8)

4.1	Specimen Common Stock Certificate.(9)

4.4	2 1/4% Convertible Subordinated Notes due 2006, Registration Rights Agreement, by and among Invitrogen and Credit Suisse First Boston Corporation et al., as Initial Purchasers, dated December 11, 2001.(11)

4.5	Indenture, by and between Invitrogen and State Street Bank and Trust Company of California, N.A. and Table of Contents of Indenture, including Cross-Reference Table to the Trust Indenture Act of 1989, dated December 11, 2001.(11)

4.6	2% Convertible Senior Notes Due 2023, Registration Rights Agreement, by and among Invitrogen, and UBS Securities LLC and Credit Suisse First Boston LLC, as Initial Purchasers, dated August 1, 2003. (29)

4.7	Indenture, by and between Invitrogen and U.S. Bank National Association, dated August 1, 2003.(29)

4.8	1 1/2% Convertible Senior Notes Due 2024, Registration Rights Agreement, by and among Invitrogen, and UBS Securities LLC and Bear Stearns & Co Inc., as Initial Purchasers, dated February 19, 2004. (30)

4.9	Indenture, by and between Invitrogen and U.S. Bank National Association, dated February 19, 2004. (30)

10.1	License Agreement, by and between Molecular Chimerics Corporation and Invitrogen, dated May 10, 1990.(9)

10.2	Purchase Agreement, by and between Cayla and Invitrogen, as amended, effective as of July 1, 1994.(9)

10.3	1995 Invitrogen Stock Option Plan.(9)

10.4	1996 Novel Experimental Technology Stock Option/Stock Issuance Plan.(12)

10.5	1997 Invitrogen Stock Option Plan, as amended, and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder.(13)

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
10.6	License Agreement, by and between Sloan-Kettering Institute for Cancer Research and Invitrogen, dated January 22, 1997.(9)

10.8	Novel Experimental Technology Employee Stock Ownership Plan and Trust Agreement, as amended, effective as of April 1, 1997.(14)

10.10	Stock Purchase Agreement, by and among Invitrogen and MorphaGen, Inc., a Delaware Corporation, dated November 3, 1998.(9)

10.11	1998 Novel Experimental Technology Stock Option/Stock Issuance Plan.(12)

10.12	1998 Invitrogen Employee Stock Purchase Plan, as amended, and form of subscription agreement thereunder.(2)

10.13	Patent License Agreement, by and among F. Hoffmann-La Roche Ltd., Roche Molecular Systems, Inc. and Invitrogen, effective as of July 1, 1998.(9)

10.14	Assignment of Intellectual Property Conditional On Payment, by and between Molecular Biology Resources and Invitrogen, dated May 31, 1999.(15)

10.16	Lease, by and between CalWest Industrial Properties, LLC, a California limited liability company, and Invitrogen, dated as of May 31, 2001.(11)

10.17	Lease, by and between Blackmore Signal Hill, a California Limited Partnership, and Invitrogen, dated October 7, 1999.(16)

10.18	Lease, by and between Blackmore Lot 99 Investment, a California Limited Partnership, and Invitrogen, dated December 20, 1999.(16)

10.21	5 1/2% Convertible Subordinated Note Due 2007.(16)

10.22	5 1/2% Convertible Subordinated Notes due 2007, Purchase Agreement, dated February 25, 2000.(16)

10.24	Contract of Sale, by and between Invitrogen and Human Genome Sciences, Inc., dated March 7, 2001.(8)

10.26	2 1/4% Convertible Subordinated Notes due 2006.(11)

10.27	2 1/4% Convertible Subordinated Notes due 2006, Purchase Agreement, dated December 11, 2001.(11)

10.34	Rights Agreement, by and between Invitrogen and Fleet National Bank Rights Agent, dated February 27, 2001.(18)

10.35	2000 Nonstatutory Stock Option Plan, as amended and restated on July 19, 2001.(19)

10.36	Letter to Mr. Raymond Dittamore, regarding Non-Employee Director Compensation, dated November 5, 2001.(19)

10.37	Invitrogen 401(k), as amended and restated, effective as of January 1, 2002.(11)

10.39	Settlement and Retention Agreement, by and between Invitrogen and Daryl J. Faulkner, dated as of May 31, 2002.(20)

10.42	Promotion and Relocation Letter, by and between Invitrogen and Daryl J. Faulkner, dated May 31, 2002.(20)

10.44	Settlement and Retention Agreement, by and between Invitrogen and John A. Cottingham, dated as of June 7, 2002.(20)

10.46	Form of Secured Promissory Note under Invitrogen’s Employee Relocation Guidelines.(20)

10.47	Form of Deed of Trust with Assignment of Rents under Invitrogen’s Employee Relocation Guidelines.(20)

10.48	Form of Addendum to Deed of Trust with Assignment of Rents under Invitrogen’s Employee Relocation Guidelines.(20)

10.49	Form of Employee Relocation Guidelines under Invitrogen’s Employee Relocation Guidelines.(20)

10.50	Settlement Agreement between Invitrogen and Daryl J. Faulkner dated September 9, 2002.(21)

10.51	Executive Employment and Severance Agreement, by and between Invitrogen and James R. Glynn, effective as of December 5, 2002.(22)

10.52	Confidential Separation Agreement and General Release of All Claims, by and between Invitrogen and Lyle C. Turner, dated December 13, 2002. (22)

10.53	Independent Contractor Services Agreement, by and between Invitrogen and Lyle C. Turner dated December 13, 2002. (22)

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
10.54	University Research Park Ground Lease, by and between University Research Park I and PanVera Corporation, dated as of October 1, 1978. (23)

10.56	Amendment to Executive Employment and Severance Agreement by and between Invitrogen Corporation and James R. Glynn, dated as of June 27, 2003. (24)

10.57	Employment Agreement by and between Invitrogen Corporation and Gregory T. Lucier, to be effective as of May 26, 2003. (24)

10.58	Change-In-Control Agreement by and between Invitrogen Corporation and Gregory T. Lucier, dated as of May 26, 2003. (24)

10.59	Indemnification Agreement by and between Invitrogen Corporation and Gregory T. Lucier, dated as of May 26, 2003. (24)

10.60	Restricted Stock Agreement by and between Invitrogen Corporation and Claude D. Benchimol, dated as of September 4, 2003. (25)

10.61	Restricted Stock Agreement by and between Invitrogen Corporation and Gregory T. Lucier, dated as of May 30, 2003. (26)

10.62	NSO Agreement by and between Invitrogen Corporation and Gregory T. Lucier, dated as of May 30, 2003. (26)

10.63	Change-In-Control Agreement by and between Invitrogen Corporation and Claude D. Benchimol, dated as of October 16, 2003. (27)

10.64	Change-In-Control Agreement by and between Invitrogen Corporation and Benjamin E. Bulkley, dated as of October 16, 2003. (27)

10.65	Change-In-Control Agreement by and between Invitrogen Corporation and Joseph Rodriguez, dated as of October 23, 2003. (27)

10.66	Amended and Restated Change-In-Control Agreement by and between Invitrogen Corporation and John A. Cottingham, dated as of October 16, 2003. (27)

10.67	Amended and Restated Change-In-Control Agreement by and between Invitrogen Corporation and Daryl Faulkner, dated as of October 16, 2003. (27)

10.68	Amended and Restated Change-In-Control Agreement by and between Invitrogen Corporation and John D. Thompson, dated as of October 16, 2003. (27)

10.70	Restricted Stock Agreement by and between Invitrogen Corporation and Benjamin Bulkley, dated as of October 15, 2003. (27)

10.71	Restricted Stock Agreement by and between Invitrogen Corporation and Joseph Rodriguez, dated as of October 20, 2003. (27)

10.72	Change-In-Control Agreement by and between Invitrogen Corporation and Karen Gibson, dated as of January 30, 2004. (30)

10.73	Restricted Stock Agreement by and between Invitrogen Corporation and Karen Gibson, dated as of January 30, 2004. (30)

10.74	Change-In-Control Agreement by and between Invitrogen Corporation and Nicolas Barthelemy, dated as of March 10, 2004. (30)

10.75	Restricted Stock Agreement by and between Invitrogen Corporation and Nicolas Barthelemy, dated as of March 10, 2004. (30)

10.76	Executive Health Plan

10.77	Financial Planning Benefit Plan

10.78	Supplemental Long Term Disability Plan

10.79	Invitrogen Corporation Deferred Stock Unit Plan

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-43674). Original 1998 Invitrogen Employee Stock Purchase Plan (“Plan”) and form of subscription agreement thereunder are incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-68665) and amendment to Plan is incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-43674).

(2)	Incorporated by reference to the Registrant’s Report on Schedule TO filed on October 25, 2002.
(3)	Incorporated by reference to Registrant’s Registration Statement on Form S-4 (File No. 333-82593).
(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on March 30, 2001 (File No. 000-25317)
(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on April 11, 2003 (File No. 000-25317)
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2000 (File No. 000-25317).
(7)	The Amended and Restated Bylaws are incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-68665). A further amendment to the Bylaws adopted by a Resolution of the Board of Directors dated July 19, 2001 is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2001 (File No. 000-25317).
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2001 (File No. 000-25317).
(9)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-68665).
(10)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-37964).
(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2001 (File No. 000-25317), as amended.
(12)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-87085).
(13)	The 1997 Stock Option Plan, as amended and restated, is attached to Registrant’s Quarterly Report on Form 10-Q for the Quarterly period ended September 30, 2002 (File No. 000-25317). The forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement under the 1997 Stock Option Plan incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-43674).
(14)	Incorporated by reference to Registrant’s Registration Statement on Form S-1/A (File No. 333-87085).
(15)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-82593).
(16)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2000, (File No. 000-25317).
(17)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2001 (File No. 000-25317).
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 30, 2001 (File No. 000-25317).
(19)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2001 (File No. 000-25317).
(20)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2002 (File No. 000-25317).
(21)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2002 (File No. 000-25317).

(22)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2002 (File No. 000-25317).
(23)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2003 (File No. 000-25317).
(24)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2003 (File No. 000-25317).
(25)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-108442).
(26)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-105730).
(27)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-25317).
(28)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on July 3, 2003 (File No. 000-25317).
(29)	Incorporated by reference to Registrant’s Registration Statement on Form S-3 (File No. 333-110060).
(30)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2004 (File No. 000-25317).