Form 10-Q/A
period 2004-09-30
INVITROGEN CORP
filed 2004-11-12
CIK 1073431

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q (“Form 10-Q/A”) is being filed for the purpose of providing information on Part II, Item 2 regarding the Company’s purchases of our common stock during the quarter ended September 30, 2004. We originally reported this information in Footnote 8, as well as in the discussion of LIQUIDITY AND CAPITAL RESOURCES in Part I, Item 2. This amendment has not resulted in any changes to our previously reported financial results. Unless otherwise indicated, all information in this Form 10-Q/A is as of September 30, 2004, and does not reflect any subsequent information or events.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(a) None.

(b) None.

(c) Stock Repurchase Plan(1)

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 1, 2004 through July 31, 2004	—	$—	—	$203,145,385
August 1, 2004 through August 31, 2004	1,629,534	49.90	1,629,534	121,836,637
September 1, 2004 through September 30, 2004	577	49.03	577	121,808,347

	1,630,111	$49.90	1,630,111	121,808,347

(1)	In 2002, Invitrogen’s Board of Directors authorized the repurchase of up to $300 million of common stock over three years, ending in July 2005, of which $100 million was repurchased in 2002.

(d) None.

(e) None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

INVITROGEN CORPORATION

Date: November 12, 2004	By:	/s/ David F. Hoffmeister
David F. Hoffmeister
Chief Financial Officer (Principal Financial Officer and Authorized Signatory)