Form 10-K
period 2004-12-31
INVITROGEN CORP
filed 2005-02-23
CIK 1073431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Common Stock $.01 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] or No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] or No [   ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2004 was $3,765,062,100.

The number of outstanding shares of the registrant’s common stock as of February 11, 2005 was 51,585,615.

INCORPORATION BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with the registrant’s 2005 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2004.

INVITROGEN CORPORATION

Annual Report on Form 10-K

for the Fiscal Year Ended December 31, 2004

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

PART I

ITEM 1. Business

General Development of Our Business

We began operations as a California partnership in 1987 and incorporated in California in 1989. In 1997 we reincorporated as a Delaware corporation. Our principal offices are in Carlsbad, California. Our website is http://www.invitrogen.com. This Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments thereto are made available without charge on our website.

We have made a number of significant acquisitions over the past five years that have expanded our overall size and the breadth of the products we offer, including the 2004 acquisition of BioReliance Corporation, the 2003 acquisitions of Molecular Probes, Inc. and substantially all the assets of PanVera LLC and the acquisitions of Life Technologies, Inc. and Dexter Corporation in 2000. We have also acquired a number of other, smaller companies over the past five years.

Financial Information About Our Segments

We focus our business on two principal business segments, BioDiscovery and BioProduction. Financial information regarding these segments is included in the notes to our consolidated financial statements, which begin on page 48.

Description of Our Business

Company Overview

We are a leading developer, manufacturer and marketer of research tools in reagent, kit and high-throughput applications forms to customers engaged in life sciences research, drug discovery, diagnostics and the commercial manufacture of biological products. Additionally, we are a leading supplier of sera, cell and tissue culture media and reagents used in life sciences research, as well as in processes to grow cells in the laboratory and produce pharmaceuticals and other high valued proteins.

Our research tools and reagents simplify and improve gene cloning, gene expression and gene analysis techniques. These techniques are used to study how a gene or cell is regulated by its genetic mechanisms, known as functional genomics, and to search for drugs that can treat diseases. In addition, we have a growing portfolio of products for proteomics applications, providing tools to help researchers understand the function of proteins, their roles in biological pathways, and importance in diseases such as cancer. Our leading products include gel-based separations technologies, antibodies, and protoarrays. Our goal is to produce tools, which allow researchers to perform this complex biological research more accurately, efficiently and with greater reproducibility compared to conventional research methods. Our scientific know-how is making biodiscovery research techniques more effective and efficient to pharmaceutical, biotechnology, agricultural, government and academic researchers with backgrounds in a wide range of scientific disciplines.

We offer many different products and services, and are continually developing and/or acquiring others. Some of our specific product categories include the following:

•	Our “high-throughput” gene cloning and expression technology, which allows us to clone and expression-test genes on an industrial scale.

•	Our pre-cast electrophoresis products, which improve the speed, reliability and convenience of separating nucleic acids and proteins.
•	Our antibodies allow researchers to capture and label proteins, visualize their location, and discern their role in disease.
•	The human protoarray, with over 2,000 functional proteins arrayed on a single glass slide allows researchers to study multiple protein-protein interactions in one experiment.
•	The protoarray kinase substrate chip allows scientists to elucidate which proteins a kinase phosporylates to send on a signaling cascade within a cell.
•	Our pharmaceutical and biopharmaceutical industries products and services for acceleration of the development of new medicines.
•	Our fluorescence-based technologies, which facilitate the labeling of molecules for biological research and drug discovery.
•	Our testing activities, cell banking, and small-scale contract manufacturing, address a wide variety of needs of pharma and biopharma customers in the preclinical development of their therapeutics.

Target Markets

We divide our target customer base into principally two categories:

•	Life science researchers; and
•	Commercial producers of biopharmaceutical and other high valued proteins.

While we do not believe that any single customer or small group of customers is material to our business as a whole or to either of our product segments (described below), many of our customers in our target markets receive funding for their research, either directly or indirectly from grants from the federal government of the United States and from other government agencies in countries around the world.

Life Sciences Research

The life sciences research market consists of laboratories generally associated with universities, medical research centers, government institutions such as the National Institutes of Health, and other research institutions as well as biotechnology, pharmaceutical, energy, agricultural and chemical companies. Our products and services provide the special biochemical research tools capable of performing precise functions in a given experimental procedure that life sciences researchers require. We serve two principal disciplines of this market: cellular biochemistry and genomics.

The cellular biochemistry research market involves the study of the genetic functioning and biochemical composition of cells as well as their proliferation, differentiation, growth and death. The understanding gained from such study has broad application in the field of developmental biology and is important in the search for drugs or other techniques to combat a wide variety of diseases, such as cancer and viral and bacterial disease, as well as to assist in vaccine design, bioproduction and agriculture. To grow the cells required for research, researchers use our cell or tissue culture media to simulate under laboratory conditions (in-vitro) the environment in which cells live naturally (in-vivo) and to provide the required nutrients.

Genomics involves the study of the genetic information systems of living organisms. The genetic material of living organisms consists of molecules of DNA (deoxyribonucleic acid). DNA contains the information required for the organism’s production of proteins. Proteins have many different functional properties and are a broad class of amino acid based molecules that include, among other things, antibodies, certain hormones and enzymes. Many researchers study the various steps of the organism’s production of proteins and their impact on cellular function. Other researchers are interested in manipulating DNA to modify the production of proteins. Through techniques that are commonly termed “genetic engineering” or “gene-splicing,” a researcher can modify an organism’s naturally occurring DNA to produce a desired protein not usually formed by the organism, or to produce a naturally formed protein at an increased rate.

Our products serve customers who are in drug discovery or the development of diagnostics for disease identification or for improving the efficacy of drugs to targeted patient groups. Traditional drug discovery using high throughput biochemical and cell-based assays allow pharmaceutical researchers to test targeted medicinal compounds against specific disease pathways to identify the potential compound to interrupt the disease process. By tagging compounds with various reporter technologies, scientists can measure the effectiveness of the compound at the cellular level, which assist the researcher in determination of drug candidates to advance to the next level. High valued protein targets such as kinases are attractive druggable candidates, and Invitrogen is one of the world’s largest suppliers of these products.

In addition, Invitrogen’s research tools are important in the development of diagnostics for disease determination as well as identification of patients for more targeted therapy. The proposed acquisition of Dynal Biotech Holding ASA (Dynal) provides a complete platform for diagnostic solutions that diagnostic customers can source from Invitrogen.

Commercial Production

We also serve industries that apply genetic engineering to the commercial production of useful but otherwise rare or difficult to obtain substances, such as proteins, interferons, interleukins, t-PA and monoclonal antibodies. The manufacturers of these materials require larger quantities of the same sera and other cell growth media that we provide in smaller quantities to researchers. Other industries involved in the commercial production of genetically engineered products include the pharmaceutical, food processing and agricultural industries.

Our Products

We divide our products into two broad segments that are closely aligned with our target markets, as follows:

•	BioDiscovery. Our BioDiscovery product segment includes our functional genomics, cell biology and drug discovery product lines. Functional genomics encompasses products from the initial cloning and manipulation of DNA, to examining RNA levels and regulating gene expression in cells, to capturing, separating and analyzing proteins. These include the research tools used in reagent and kit form that simplify and improve gene acquisition, gene cloning, gene expression, and gene analysis techniques. This segment also includes a full range of enzymes, nucleic acids, other biochemicals and reagents. These biologics are manufactured to the highest research standards and are matched in a gene specific, validated manner (gene, orf, rnai, protein, antibodies, etc.) to ensure researchers the highest purity and scientific relevance for their experimentation. We also offer software through this segment that enables more efficient, accelerated analysis and interpretation of genomic, proteomic and other biomolecular data for application in pharmaceutical, therapeutic and diagnostic development. The recent acquisition of Zymed Laboratories, Inc. (Zymed) and proposed acquisition of Dynal have introduced and will continue to enable us to offer new technology and products, such as antibodies and proteins (Zymed) and magnetic beads used for biological separation (Dynal), which is the first step in almost every biologic investigative or diagnostic process.

•	BioProduction. Our BioProduction product segment includes all of our cell culture products and biological testing services business. Products include sera, cell and tissue culture media, reagents used in both life sciences research and in processes to grow cells in the laboratory, and to produce pharmaceuticals and other materials made through cultured cells. BioProduction services include testing to ensure that biologics are free of disease-causing agents or do not cause adverse effects; characterization of products’ chemical structures; development of formulations for long-term stability; and validation of purification processes under regulatory guidelines. We also manufacture biologics on behalf of clients both for use in clinical trials and for the worldwide commercial market.

We plan to continue to introduce new research products, as we believe continued new product development and rapid product introduction is a critical competitive factor in the biodiscovery and bioproduction markets. We may continue to increase expenditures in sales and marketing, manufacturing and research and development to support increased levels of sales and to augment our long-term competitive position.

We principally purchase raw materials and components from third parties and use those ingredients to manufacture products for inventory. We typically ship those products shortly after the receipt of orders. Our oligonucleotide, genomic services, general services, RNAi (gene regulation), BioReliance services (biologics, lot release, toxicology and product safety) and BioProduction businesses, however, are all made to order, and certain of our products are made for us by third parties. Because we ship shortly after receipt of orders, make products to order or purchase from third parties, we do not have a significant backlog in either of our segments and do not anticipate we will develop a material backlog in the future. Most of our products and services are manufactured or provided from our facilities in Carlsbad, California; Eugene, Oregon; Frederick and Rockville, Maryland; Grand Island, New York; Madison, Wisconsin; Auckland, New Zealand; and Paisley, Scotland. We also have manufacturing facilities in Japan, Brazil, and Israel.

Research and Development

We believe that a strong research and product development effort is important to our future growth. We spent $73.1 million,$54.6 million, and $33.7 million on research and development activities in 2004, 2003 and, 2002, respectively. These research and development expenses were primarily directed toward developing innovative new products in areas where we have expertise and have identified substantial market needs, creating solutions for customers in the life sciences research and industrial bioprocessing areas and improving production processes.

We conduct most of our research and development activities at our own facilities in the United States, using our own employees. At December 31, 2004, we had approximately 450 employees principally engaged in research and development. Our scientific staff is augmented by advisory and collaborative relationships with a number of scientists.

Our research and development activity is aimed at maintaining a leadership position in providing research tools to the life sciences research market and enhancing our market position as a supplier of products used to manufacture genetically engineered pharmaceuticals and other materials.

Sales and Marketing

We sell most of our products through our own sales force, and the remaining products are sold through agents or distributors. We currently market our products directly in over 24 countries throughout the world and sell through distributors or agents in approximately 45 additional countries. These independent distributors may also market research products for other companies, including some products that are competitive with our offerings. As of December 31, 2004, we employed approximately 1,025 people in our sales and marketing group.

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

Our marketing departments in our U.S. and European headquarters, and in local offices throughout the Asia-Pacific region, combine various types of media and methods to inform customers of new product developments and enhancements to existing products. We advertise in prominent scientific journals, publish a yearly catalog, a bi-monthly newsletter and conduct direct mail campaigns to researchers. We also reach a broad range of scientists by hosting an annual symposium in the U.S., presenting at scientific seminars and providing exhibits at scientific meetings. Our website also allows researchers to view an on-line catalog, download technical manuals and vector sequences, read our newsletter and participate in interactive forums and discussion groups.

Technology Licensing

Many of our existing products are manufactured or sold under the terms of license agreements that require us to pay royalties to the licensor based upon a percentage of the sales of products containing the licensed materials or technology. These licenses also typically impose obligations on us to market the licensed technology. Although we emphasize our own research and development, we believe our ability to in-license new technology from third parties is and will continue to be critical to our ability to offer competitive new products. Our ability to obtain these in-licenses depends in part on our ability to convince inventors that we will be successful in bringing new products incorporating their technology to market. Our significant licenses or exclusivity rights expire at various times during the next 15 years. There are certain risks associated with relying on third-party licensed technologies, including our ability to identify attractive technologies, license them on acceptable terms, meet our obligations under the licenses, renew those licenses should they expire before we retire the related product and the risk that the third party may lose patent protection. These risks are more fully described under the heading “Risk Factors that May Affect Future Results” below.

Patents and Proprietary Technologies

We consider the protection of our proprietary technologies and products in both of our product segments to be important to the success of our business and rely on a combination of patents, licenses, copyrights and trademarks to protect these technologies and products. We currently rely on over 700 issued patents, which we own or have exclusive control of. Of this amount in the United States we control over 350 patents, and over 400 in other major industrialized countries, and have numerous pending patent applications both domestic and internationally. Our success depends, to a significant degree, upon our ability to develop proprietary products and technologies. It is important to our success that we protect the intellectual property associated with these products and technologies. We intend to continue to file patent applications as we develop new products and technologies. Patents provide some degree of, but not complete, protection for our intellectual property.

We also rely in part on trade secret, copyright and trademark protection of our intellectual property. We protect our trade secrets by entering into confidentiality agreements with third parties, employees and consultants. Employees and consultants also sign agreements to assign to us their interests in patents and copyrights arising from their work for us. Employees also agree not to engage in unfair competition with us after their employment by using our confidential information. We have additional secrecy measures as well. There are risks related to our reliance on patents, trade secret, copyright and trademark protection laws, which are described in more detail below under the heading “Risk Factors that May Affect Future Results.”

Competition

The markets for the products of both of our segments are very competitive and price sensitive. There are numerous life science research product suppliers that compete with us, which have significant financial, operational, sales and marketing resources, and experience in research and development, although many of these competitors only compete with us in a limited portion of our product line. These and other companies may have developed or could in the future develop new technologies that compete with our products or even render our products obsolete. Additionally, instead of using kits, there are numerous scientists making materials themselves. We believe that a company’s competitive position in our markets is determined by product function, product quality, speed of delivery, technical support, price, breadth of product line, and timely product development. We believe our customers are diverse and place varying degrees of importance on the competitive attributes listed above. While it is difficult to rank these attributes for all our customers in the aggregate, we believe we are well positioned to compete in each category.

Suppliers

We buy materials for our products from many suppliers. While there are some raw materials that we obtain from a single supplier, we are not dependent on any one supplier or group of suppliers for our business as a whole, or for either of our BioDiscovery and BioProduction segments. Raw materials, other than raw fetal bovine serum (FBS), are generally available from a number of suppliers.

We acquired Serum Technologies Pty Limited in December 2002 and Serum Technologies in June 2003 in part to secure a supply of raw Australian and U.S.-sourced FBS. However, they do not provide us with a large enough source of FBS to satisfy all of our FBS needs. As a result, we still acquire raw FBS from various third party suppliers. None of these suppliers, however, individually provides a majority of the total FBS we purchase from third parties. In addition, the supply of raw FBS is sometimes limited because serum collection tends to be seasonal. This causes the price of raw FBS to fluctuate. Although there is a well-established market for finished FBS, which is one of our major BioProduction products, the profit margins we achieve on finished FBS have varied significantly in the past because of the fluctuations in the price of raw FBS.

Through a combination of the FBS we receive from Serum Technologies and our third party suppliers, we believe we maintain a quantity of FBS inventory adequate to address reasonable customer service levels while guarding against normal volatility in the supply of FBS available to us from third party suppliers. FBS inventory quantities can fluctuate significantly as we balance varying customer demand for FBS against fluctuating supplies of FBS available to us; however, we believe that we will be able to continue to acquire FBS in quantities sufficient to meet our customers’ current requirements.

Government Regulation

Certain of our products and services, as well as the manufacturing process of the products, are subject to regulation under various portions of the U.S. Federal Food, Drug and Cosmetic Act. In addition, a number of our manufacturing facilities are subject to periodic inspection by the U.S. Food and Drug Administration (FDA), other product-oriented federal agencies and various state and local authorities in the U.S. We believe such facilities are in compliance in all material aspects with the requirements of the FDA’s Quality System Regulation (formerly known as Good Manufacturing Practices), other federal, state and local regulations and other quality standards such as ISO 9001. Portions of our business subject to the Federal Food, Drug and Cosmetic Act include certain BioProduction segment products (with respect to their testing, safety, efficacy, marketing, labeling and other matters) and the services performed by our BioReliance subsidiary (production of pharmaceutical and biological products for human clinical use or for sale in the U.S.).

Materials used in development and testing activities at several of our facilities are also subject to the Controlled Substances Act, administered by the Drug Enforcement Agency (DEA). Required procedures for control, use and inventory of these materials are in place at these facilities.

Our BioReliance subsidiary maintains animal facilities for use primarily in assessing product safety during the preclinical stage of pharmaceutical product development. BioReliance is registered with the United States Department of Agriculture (USDA) as a research facility, meeting the requirements of the USDA Animal Welfare Act as determined by periodic USDA inspections. In addition, the business is accredited by the Association for the Assessment and Accreditation of Laboratory Animal Care International (AAALAC), which is considered to be the industry standard. BioReliance also holds Public Health Service Animal Welfare Assurance granted by the NIH Office for Laboratory Welfare (OLAW).

We also comply with the OSHA Blood Borne Pathogens Standard and voluntarily employ Centers for Disease Control/National Institutes of Health, Guidelines for Research Involving Recombinant DNA Molecules, Biosafety in Microbiological and Biomedical Laboratories and the hazard classification system recommendations for handling bacterial and viral agents, with capabilities through biosafety level three.

In addition to the foregoing, we are subject to other federal, state and local laws and ordinances applicable to our business, including environmental protection and radiation protection laws and regulations, the Occupational Safety and Health Act; the Toxic Substances Control Act; national restrictions on technology transfer, import, export and customs regulations; statutes and regulations relating to government contracting; and similar laws and regulations in foreign countries. In particular, we are subject to various foreign regulations sometimes restricting the importation or the exportation of animal-derived products such as FBS.

Employees

As of January 31, 2005, we had approximately 3,800 employees, 1,750 of whom were employed outside the United States. Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, research and academic institutions, government entities and other organizations.

Executive Officers of the Registrant

The Board of Directors appoints executive officers of Invitrogen, and the Chief Executive Officer has authority to hire and terminate such officers. Each executive officer holds office until the earlier of his or her death, resignation, removal from office or the appointment of his or her successor. No family relationships exist among any of Invitrogen’s executive officers, directors or persons nominated to serve in those positions. We have listed the ages, positions held and the periods during which our current executive officers have served in those positions below:

Gregory T. Lucier (age 40) has served as President, Chief Executive Officer of Invitrogen since May 2003. Mr. Lucier has served as a member of the board of directors since May 2003 and was appointed Chairman of the Board of Directors in April 2004. From June 2000 to May 2003, Mr. Lucier served as President and Chief Executive Officer of GE Medical Systems Information Technologies. Mr. Lucier has also served in a variety of other leadership positions during his career with General Electric (GE), including Vice President, Global Services of a division of GE Medical Systems during which he served from August 1999 to June 2000. Mr. Lucier received his B.S. in Engineering from Pennsylvania State University and an M.B.A. from Harvard Business School.

Claude D. Benchimol, Ph.D. (age 55) joined us as our Senior Vice President of Research and Development in September 2003. Prior to joining Invitrogen, Dr. Benchimol held a variety of technology leadership roles during his more than 15 years at General Electric (GE). Most recently, he was Vice President and General Manager of global technology for GE Medical Systems Information Technologies, holding that position from January 2002 to August 2003. Dr. Benchimol received an equivalent of an M.S. in Engineering from Ecole Nationale Supérieure des Télécommunications in France, as well as an M.S. and Ph.D. in Systems Science from the University of California, Los Angeles.

Benjamin E. Bulkley (age 41) joined as our Senior Vice President, Commercial Operations in October 2003. Mr. Bulkley, who joined Invitrogen in October 2003, worked with General Electric (GE) for more than 16 years in various leadership roles throughout the organization. Most recently, Mr. Bulkley served as Vice President of Global Services of GE Medical Systems Information Technologies, where he was responsible for a 1,500-person global services business, including marketing and sales, customer training, call centers, and distribution. Mr. Bulkley received a B.S. in Electrical Engineering from the University of Connecticut, and an M.S. in Systems Engineering from Gannon University in Pennsylvania.

Nicolas M. Barthelemy (age 39) joined us as Senior Vice President of Global Operations in 2004. Prior to joining Invitrogen, Mr. Barthelemy held a variety of executive roles at Biogen Idec Inc., most as Vice President of Manufacturing. Mr. Barthelemy received his M.S. degree in Chemical Engineering from the University of California, Berkeley, and, the equivalent of an M.S. in Chemistry from Ecole Supérieure de Physiques et Chimie Industrielles, and the equivalent of a B.S. in Mathematics, Physics, and Chemistry from Ecole Sainte Geneviève.

John A. Cottingham (age 50) joined us as our Vice President, General Counsel and Secretary in November 2000 when we acquired Life Technologies, and was made a Senior Vice President in 2004. He served as Vice President and General Counsel of Life Technologies from May 2000 until the merger. From January 1996 until May 2000, Mr. Cottingham was the General Counsel and Assistant Secretary of Life Technologies. Prior to joining Life Technologies, he had been an international corporate attorney with the Washington, D.C. office of Fulbright and Jaworski L.L.P. from May 1988 through December 1995. Mr. Cottingham received his B.A. in Political Science from Furman University, his JD from the University of South Carolina and his L.L.M. in Securities Regulation from Georgetown University.

Daryl J. Faulkner (age 56) was appointed Senior Vice President, Business Segment Management of Invitrogen in November 2003. Prior to that he served in several positions at Invitrogen, including Senior Vice President, International Operations and General Manager and Vice President, Europe, since the acquisition of Life Technologies in November 2000. Prior to the acquisition he served as General Manager and Vice President, Europe, of Life Technologies from August 1999 to September 2000. Mr. Faulkner received a B.S. in Industrial Relations from the University of North Carolina, Chapel Hill and an M.A. in Business Management from Webster University.

Karen S. Gibson (age 42) was appointed Chief Information Officer in January 2004. Prior to that she served as Vice President of Global eBusiness and Chief Information Officer (CIO) for GE Medical Systems Information Technologies. Prior to that role, Karen worked in a similar capacity as the Information Management Leader and CIO for GE’s Industrial Systems division. Ms. Gibson has also worked as Director of IT for Quantum Health Resources and Ethicon Endo-Surgery, Inc. (a Johnson & Johnson Co.). Ms. Gibson holds a B.S. in Computer Technology from Purdue University, and an M.B.A. from Ohio University.

David F. Hoffmeister (age 50) has served as Chief Financial Officer, Senior Vice President, Finance, since October 2004. Mr. Hoffmeister has held various positions for the past 20 years with McKinsey & Company, most recently since 1997 as a Director serving clients in the healthcare, private equity and specialty chemicals industries. Prior to joining McKinsey, Mr. Hoffmeister held financial positions at GTE and W.R. Grace. Mr. Hoffmeister received a BS in Business, from the University of Minnesota, and an M.B.A. from the University of Chicago.

John M. Radak (age 44) joined Invitrogen in January 2003 as Vice President, Finance and Chief Accounting Officer. From August 2001 to January 2003, Mr. Radak was an independent consultant. From December 1994 to August 2001, Mr. Radak served as Vice President Finance and Corporate Controller for Sunrise Medical Inc. Mr. Radak received a B.A. in Business Administration from California State University, Fullerton and is a Certified Public Accountant.

Joseph L. Rodriguez (age 38) has served as our Senior Vice President of Human Resources since October 2003. Prior to joining Invitrogen, Mr. Rodriguez served in a variety of human resource roles. From 2002 to October 2003, he was Vice President of Human Resources for Home Depot, Inc., and from 1999 to 2002, he was Vice President of Human Resources for Honeywell International Inc. Mr. Rodriguez received a B.S. in Psychology from William Paterson University, an M.A. in Organizational Psychology from Columbia University and an M.B.A. from Case Western Reserve University.

John D. Thompson (age 55) has worked with Invitrogen since the merger of Dexter Corporation into Invitrogen in September 2000 and has served as Senior Vice President of Corporate Development since October 2003. From November 2000 to October 2003, he served as Vice President, Corporate Development of Invitrogen. From January 1995 to September 2000, Mr. Thompson was the Senior Vice President, Strategic and Business Development for Dexter Corporation. Mr. Thompson received his BBA in Accounting from Cleveland State University.

Risk Factors that May Affect Future Results

You should carefully consider the following risks, together with other matters described in this Form 10-K or incorporated herein by reference in evaluating our business and prospects. If any of the following risks occurs, our business, financial condition or operating results could be harmed. In such case, the trading price of our securities could decline, in some cases significantly. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. Certain statements in this Form 10-K (including certain of the following factors) constitute forward-looking statements. Please refer to the section entitled “Forward-Looking Statements” on page 1 of this Form 10-K for important limitations on these forward-looking statements.

Risks Related to the Growth of Our Business

We must continually offer new products and technologies.

Our success depends in large part on continuous, timely development and introduction of new products that address evolving market requirements and are attractive to customers. For example, prepackaged kits to perform research in particular cell lines and already-isolated genetic material only recently have come into widespread use among researchers. We also believe that because of the initial time investment required by our customers to purchase a new product, once a customer purchases a product from a competitor, it is very difficult to regain that customer.

These facts have led us to focus significant efforts and resources on the development and identification of new technologies and products. As a result, we have a very broad product line and are continually looking to develop, license or acquire new technologies and products to further broaden it. If we fail to develop, license or otherwise acquire new technologies, our customers will likely purchase products from our competitors, significantly harming our business. Once we have developed or obtained the technology, to the extent that we fail to timely introduce new and innovative products that are accepted by our markets, we could fail to obtain an adequate return on our research and development, licensing and acquisition investments and could lose market share to our competitors, which would be difficult or impossible to regain and could seriously damage our business. Some of the factors affecting market acceptance of our products include:

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

Failure to integrate acquired businesses into our operations successfully could adversely affect our business.

As part of our strategy to develop and identify new products and technologies, we have made several acquisitions, and are likely to make more. Our integration of the operations of acquired businesses requires significant efforts, including the coordination of information technologies, research and development, sales and marketing, operations, manufacturing and finance. These efforts result in additional expenses and involve significant amounts of management’s time that cannot then be dedicated to other projects. Our failure to manage successfully and coordinate the growth of the combined company could also have an adverse impact on our business. In addition, there is no guarantee that some of the businesses we acquire will become profitable or remain so. If our acquisitions do not reach our initial expectations, we may record unexpected impairment charges. Factors that will affect the success of our acquisitions include:

•	presence or absence of adequate internal controls and/or significant fraud in the financial systems of acquired companies;
•	any decrease in customer loyalty and product orders caused by dissatisfaction with the combined companies’ product lines and sales and marketing practices, including price increases;

•	our ability to retain key employees;
•	the ability of the combined company to achieve synergies among its constituent companies, such as increasing sales of the combined company’s products, achieving cost savings and effectively combining technologies to develop new products.

Risks Related to Our Sales

We face significant competition.

The markets for our products are very competitive and price sensitive. Our competitors, which could include certain of our customers such as large pharmaceutical companies, have significant financial, operational, sales and marketing resources and experience in research and development. Our competitors could develop new technologies that compete with our products or even render our products obsolete. If a competitor develops superior technology or cost-effective alternatives to our kits and other products, our business could be seriously harmed.

The markets for certain of our products, such as electrophoresis products, custom primers, amplification products, and fetal bovine serum, are also subject to specific competitive risks. These markets are highly price competitive. Our competitors have competed in the past by lowering prices on certain products. If they did so again we may be forced to respond by lowering our prices. This would reduce revenues and profits. Conversely, failure to anticipate and respond to price competition may hurt our market share.

We believe that customers in our markets display a significant amount of loyalty to their initial supplier of a particular product. Therefore, it may be difficult to generate sales to potential customers who have purchased products from competitors. Additionally, instead of using kits, there are numerous scientists making materials themselves. To the extent we are unable to be the first to develop and supply new products, customers may buy from our competitors or make materials themselves, causing our competitive position to suffer.

There has been a trend toward industry consolidation in our markets for the past several quarters. We expect this trend toward industry consolidation to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. We believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in operating results and could have a material adverse effect on our business.

Reduction in research and development budgets and government funding may affect sales.

Our customers include researchers at pharmaceutical and biotechnology companies, academic institutions, government laboratories and private foundations. Fluctuations in the research and development budgets of these researchers and their organizations could have a significant effect on the demand for our products. Research and development budgets fluctuate due to changes in available resources, mergers of pharmaceutical and biotechnology companies, spending priorities, general economic conditions and institutional and governmental budgetary policies. Our business could be seriously damaged by any significant decrease in life sciences research and development expenditures by pharmaceutical and biotechnology companies, academic institutions, government laboratories or private foundations. In particular a significant portion of our sales have been to researchers whose funding is dependent upon grants from government agencies such as the U.S. National Institutes of Health (NIH). Although the level of research funding increased significantly during the years of 1999 through 2003, increases for fiscal 2004 and 2005 were significantly lower. Government funding of research and development is subject to the political process, which is inherently fluid and unpredictable. Other programs, such as homeland security or defense, or general efforts to reduce the federal budget deficit could be viewed by the U.S. government as a higher priority. Past proposals to reduce budget deficits have included reduced NIH and other research and development allocations. Any shift away from the funding of life sciences research and development or delays surrounding the approval of government budget proposals may cause our customers to delay or forego purchases of our products, which could seriously damage our business.

In recent years, the pharmaceutical industry has undergone consolidation. Additional mergers or corporate consolidations in the pharmaceutical industry could cause us to lose customers, which could have a harmful effect on our business.

Our customers generally receive funds from approved grants at particular times of the year, for example; as determined by the U.S. federal government. In the past, such grants have been frozen for extended periods or have otherwise become unavailable to various institutions without advance notice. The timing of the receipt of grant funds affects the timing of purchase decisions by our customers and, as a result, can cause fluctuations in our sales and operating results.

Changing purchasing arrangements with our customers could reduce our profit margins.

Certain of our customers have developed purchasing initiatives to reduce the number of vendors from which they purchase in order to lower their supply costs. In some cases these accounts have established agreements with large distributors, which include discounts and the distributors’ direct involvement with the purchasing process. These activities may force us to supply the large distributors with our products at a discount to reach those customers. For similar reasons many larger customers, including the U.S. government, have requested and may in the future request, special pricing arrangements, including blanket purchase agreements. These agreements may limit our pricing flexibility, which could have an adverse impact on our business, financial condition and results of operations. Our pricing flexibility could particularly be affected with respect to our price-sensitive products, such as electrophoresis products, custom oligonucleotides (primers), amplification products, and fetal bovine serum. For a limited number of customers we have made sales, at the customer’s request, through third-party Internet vendors, to whom we are required to pay commissions. If our Internet sales grew, it could have a negative impact on our gross margins.

Sales of biological and chemical defense materials subject us to certain risks.

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

Risks Related to the Development and Manufacturing of Our Products

Failure to license new technologies could impair our new product development.

We believe our ability to in-license new technologies from third parties is and will continue to be critical to our ability to offer new products and therefore our business. A significant portion of our current revenues is from products manufactured or sold under licenses from third parties. Our ability to gain access to technologies that we need for new products and services depends in part on our ability to convince inventors and their agents or assignees that we can successfully commercialize their inventions. We cannot assure you that we will be able to continue to identify new technologies of interest to our customers, which are developed by others. Even if we are able to identify new technologies of interest, we may not be able to negotiate a license on acceptable terms, or at all.

Loss of licensed rights could hurt our business.

A small number of our licenses do not run for the length of the underlying patent. We may not be able to renew our existing licenses on favorable terms, or at all. If we lose the rights to a patented technology, we may need to stop selling these products and possibly other products, redesign our products or lose a competitive advantage. While most of our licenses are exclusive to us in certain markets, potential competitors could also in-license technologies that we fail to exclusively license and potentially erode our market share for these and other products. Our licenses also typically subject us to various economic and commercialization obligations. If we fail to comply with these obligations we could lose important rights under a license, such as exclusivity. In some cases, we could lose all rights under a license. Loss of such rights could, in some cases, harm our business.

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

The supply of raw fetal bovine serum (FBS) is sometimes limited because serum collection tends to be cyclical. In addition, any additional discovery of bovine spongiform encephalopathy, or BSE (popularly referred to as mad cow disease) in the U.S. may cause a decline in the demand for FBS supplied from the United States. These factors can cause the price of raw FBS to fluctuate. The profit margins we achieve on finished FBS, one of our major products, have been unstable in the past because of the fluctuations in the price of raw FBS, and any increase in the price could adversely affect those profit margins. In addition, if we are unable to obtain an adequate supply of FBS, or if we are unable to meet demand for FBS from supplies outside the U.S., we may lose market share.

Violation of government regulations or voluntary quality programs could result in loss of revenues and additional expense.

Certain of our products and test services are regulated by the U.S. Food and Drug Administration (FDA) as medical devices, pharmaceuticals, or biologics. As a result we must register with the FDA as both a medical device manufacturer and a manufacturer of drug products and comply with all required regulations. Failure to comply with these regulations can lead to sanctions by the FDA such as written observations made following inspections, warning letters, product recalls, fines, product seizures and consent decrees. Test data for use in client submissions with the FDA could be disqualified. If the FDA were to take such actions, the FDA’s sanctions would be available to the public. Such publicity could adversely affect our ability to sell these regulated products.

Additionally, some of our customers use our products and services in the manufacturing process for their drug and medical device products, and such end products are regulated by the FDA under Quality System Regulations (QSR). Although the customer is ultimately responsible for QSR compliance for their products, it is also the customer’s expectation that the materials sold to them will meet QSR requirements. We could lose sales and customers, and incur product liability claims, if our products do not meet QSR requirements.

ISO is an internationally recognized voluntary quality standard that requires compliance with a variety of quality requirements somewhat similar to the QSR requirements. The operations of our BioProduction segments and Eugene, Oregon facilities are intended to comply with ISO 9001. Failure to comply with this voluntary standard can lead to observations of non-compliance or even suspension of ISO certification by the certifying unit. If we lose ISO certification, this loss could cause some customers to purchase products from other suppliers.

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

Our success depends to a significant degree upon our ability to develop proprietary products and technologies. When we develop such technologies, we routinely seek patent protection in the United States and abroad to the extent permitted by law. However, we cannot assure you that patents will be granted on any of our patent applications or that the scope of any of our issued patents will be sufficiently broad to offer meaningful protection. We only have patents issued in selected countries. Therefore, third parties can make, use, and sell products covered by our patents in any country in which we do not have patent protection. In addition, our issued patents or patents we license could be successfully challenged, invalidated or circumvented so that our patent rights would not create an effective competitive barrier. We provide our customers the right to use our products under label licenses that are for research purposes only. The validity of the restrictions contained in these licenses could be contested, and we cannot assure you that we would either be aware of an unauthorized use or be able to enforce the restrictions in a cost-effective manner.

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

Our products and services are highly technical in nature. In general, only highly qualified and trained scientists have the necessary skills to develop and market our products and provide our services. In addition, some of our manufacturing positions are highly technical as well. We face intense competition for these professionals from our competitors, customers, marketing partners and other companies throughout our industry. We do not generally enter into employment agreements requiring these employees to continue in our employment for any period of time. Any failure on our part to hire, train, and retain a sufficient number of qualified professionals would seriously damage our business. Additionally, integration of acquired companies and businesses can be disruptive, causing key employees to leave. Further, we use stock options, restricted stock, restricted stock units/awards to provide incentive to these individuals to stay with us and to build long-term stockholder value. If our stock price fluctuates below the exercise price of these options or reduces the value of restricted stock and restricted stock units/awards, a key employee’s incentive to stay is lessened. If we were to lose a sufficient number of our key employees, including research and development scientists, and were unable to replace them or satisfy our needs for research and development through outsourcing, these losses could seriously damage our business.

We have a significant amount of debt, which could adversely affect our financial condition.

We have $500 million of subordinated convertible notes that are due in 2006, $350 million of senior convertible notes that are due in 2023, and $450 million of senior convertible notes due in 2024. In addition, the holders of our $350 million of senior convertible notes have the option to require us to redeem the notes for cash at par value in August of 2010, 2013 or 2018. The holders of our $450 million senior convertible notes have the option to require us to redeem the notes for cash at par value in February of 2012, 2017 or 2022. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on these notes, we will be in default under the terms of the loan agreements or indentures, which could, in turn, cause defaults under the remainder of these existing and any future debt obligations.

Even if we are able to meet our debt service obligations, the amount of debt we have could adversely affect us in a number of ways, including by:

•	limiting our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements, or other purposes;
•	limiting our flexibility in planning for, or reacting to, changes in our business;
•	placing us at a competitive disadvantage relative to our competitors who have lower levels of debt;
•	making us more vulnerable to a downturn in our business or the economy generally;
•	subjecting us to the risk of being forced to refinance these amounts when due at higher interest rates; and
•	requiring us to use a substantial portion of our cash to pay principal and interest on our debt, instead of contributing those funds to other purposes such as working capital and capital expenditures.

We could lose the tax deduction on our convertible senior notes due 2023 and the convertible senior notes due 2024 under certain circumstances.

We could lose some or all of the tax deduction for interest expense associated with our convertible senior notes due 2023 and the convertible senior notes due in 2024 if, under certain circumstances, the foregoing notes are not subject to the special Treasury Regulations governing contingent payment debt instruments or the exchange of these notes is deemed to be a taxable exchange. We also could lose the tax deduction for interest expense associated with the foregoing notes if we were to invest in non-taxable investments.

Risks Related to Our International Operations

International unrest or foreign currency fluctuations could adversely affect our results.

Including subsidiaries and distributors, our products are currently marketed in approximately 70 countries throughout the world. Our international revenues, which include revenues from our non-U.S. subsidiaries and export sales from the U.S., represented 49% of our product revenues in 2004, 48% of our product revenues in 2003, and 44% of our product revenues in 2002. We expect that international revenues will continue to account for a significant percentage of our revenues for the foreseeable future. See Note 3 to the Notes to Consolidated Financial Statements.

There are a number of risks arising from our international business, including those related to:

•	foreign currency exchange rate fluctuations, potentially reducing the U.S. Dollars we receive for sales denominated in foreign currency;
•	the possibility that unfriendly nations or groups could boycott our products;
•	general economic and political conditions in the markets in which we operate;
•	potential increased costs associated with overlapping tax structures;
•	potential trade restrictions and exchange controls;
•	more limited protection for intellectual property rights in some countries;
•	difficulties and costs associated with staffing and managing foreign operations;
•	unexpected changes in regulatory requirements;
•	the difficulties of compliance with a wide variety of foreign laws and regulations;
•	longer accounts receivable cycles in certain foreign countries, whether cultural, due to exchange rate fluctuation or other factors;
•	import and export licensing requirements; and
•	changes to our distribution networks.

A significant portion of our business is conducted in currencies other than the U.S. dollar, which is our reporting currency. While we attempt to hedge cash flows in these currencies, this program relies in part on forecasts of these cash flows and the expected range of fluctuations. As a result, we cannot assure you this program will adequately protect our operating results from the full effects of exchange rate fluctuations. As a result, fluctuations between the currencies in which we do business have caused and will continue to cause foreign currency transaction gains and losses. We cannot predict the effects of currency exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures, and the volatility of currency exchange rates.

Risks Related to the Market for Our Securities

Our operating results and the market price of our stock and convertible notes could be volatile.

Our operating results and stock price have in the past been, and will continue to be, subject to quarterly fluctuations as a result of a number of factors, including those listed in this section of this Annual Report and those we have failed to foresee. Our stock price and the price of our convertible notes could also be affected by any inability to meet analysts’ expectations, general fluctuations in the stock market or the stocks of companies in our industry or those of our customers. Such volatility has had a significant effect on the market prices of many companies’ securities for reasons unrelated to their operating performance, and has in the past led to securities class action litigation. Securities litigation against us could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business.

Risks Related to Environmental Issues

We are subject to risks related to handling of hazardous materials and other regulations governing environmental safety.

Our operations are subject to complex and stringent environmental, health, safety and other governmental laws and regulations that both public officials and private individuals may seek to enforce. Our activities that are subject to these regulations include, among other things, our use of hazardous and radioactive materials and the generation, transportation and storage of waste. While we believe we are in material compliance with these laws and regulations, we could discover that we or an acquired business is not in material compliance. Existing laws and regulations may also be revised or reinterpreted, or new laws and regulations may become applicable to us, whether retroactively or prospectively, that may have a negative effect on our business and results of operations. It is also impossible to completely eliminate the risk of accidental environmental contamination or injury to individuals. In such an event, we could be liable for any damages that result, which could adversely affect our business. Additionally, although unlikely, a catastrophic incident could partially or completely shut down our research and manufacturing facilities and operations.

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

We face a potential risk of liability claims based on our products or services. We carry product liability insurance coverage, which is limited in scope and amount. We cannot assure you, however, that we will be able to maintain this insurance at a reasonable cost and on reasonable terms. We also cannot assure you that this insurance will be adequate to protect us against a product liability claim, should one arise.

Some of our services include the manufacture of biologic products to be tested in human clinical trials. We could be held liable for errors and omissions in connection with these services. In addition, we formulate, test and manufacture products intended for use by the public. These activities could expose us to risk of liability for personal injury or death to persons using such products, although we do not commercially market or sell the products to end users. We seek to reduce our potential liability through measures such as contractual indemnification provisions with clients (the scope of which may vary from client-to-client, and the performances of which are not secured), insurance maintained by clients and conducting certain of these businesses through subsidiaries. Notwithstanding, we could be materially and adversely affected if we were required to pay damages or incur defense costs in connection with a claim that is outside the scope of the indemnification agreements, if the indemnity, although applicable, is not performed in accordance with its terms or if our liability exceeds the amount of applicable insurance or indemnity. In addition, we could be held liable for errors and omissions in connection with the services we perform. We currently maintain product liability and errors and omissions insurance with respect to these risks. There can be no assurance that our insurance coverage will be adequate or that insurance coverage will continue to be available on terms acceptable to us.

ITEM 2. Properties

We own or lease approximately 1,100,000 square feet of property being used in current operations at the following principal locations within the United States, each of which contains manufacturing, storage, and/or laboratory or office facilities used by our BioDiscovery and BioProduction segments, as noted:

•	Carlsbad, California (Owned and leased)—used by BioDiscovery Segment
•	Frederick, Maryland (Owned and leased)—used by BioDiscovery and BioProduction Segments

•	Rockville, Maryland (Owned and leased)—used by BioProduction Segment
•	Grand Island, New York (Owned and leased)—used by BioProduction Segment
•	Madison, Wisconsin (Owned and leased)—used by BioDiscovery Segment
•	Eugene, Oregon (Owned and Leased)—used by BioDiscovery Segment
•	Branford, Connecticut (Leased)—used by BioDiscovery Segment

In addition, we own or lease approximately 470,000 square feet of property at locations outside the United States including these principal locations, each of which also contains manufacturing, storage, and/or laboratory or office facilities:

•	Glasgow area, principally Paisley, Scotland (Owned and leased)—used by BioDiscovery and BioProduction Segment
•	Stirling, Scotland (Owned and leased)—used by BioProduction Segment
•	Auckland and Christchurch, New Zealand (Owned and leased)—used by BioDiscovery and BioProduction Segments
•	Heidelberg, Germany (Leased)—used by BioProduction Segment

In addition to the principal properties listed, we lease other properties in locations throughout the world, including Japan, Taiwan, China, Hong Kong, Singapore, Taiwan, Australia, Argentina, Brazil, Canada, Israel, Belgium, Denmark, France, Germany, Italy, the Netherlands and Spain. The leases range in expiration dates from 2005 to 2048, and some are renewable. Many of our plants have been constructed, renovated, or expanded during the past ten years. We are currently using substantially all of our finished space, with some space available for expansion at some of our locations. We consider the facilities to be in a condition suitable for their current uses. Because of anticipated growth in the business and due to the increasing requirements of customers or regulatory agencies, we may need to acquire additional space or upgrade and enhance existing space during the next five years. We believe that adequate facilities will be available upon the conclusion of our leases.

In addition to the property described above, we have leases in Bethesda and Rockville, Maryland; Natick, Massachusetts; and Cambridge, Massachusetts, which are subleased or are being offered for sublease. These properties are not used in current operations and therefore are not included in the discussion above.

Additional information regarding our properties is contained in Notes 1, 5 and 6 to the consolidated financial statements included in this Annual Report on Form 10-K.

ITEM 3. Legal Proceedings

We are subject to potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted. These matters have arisen in the ordinary course and conduct of our business, as well as through acquisitions, and some are expected to be covered, at least partly, by insurance. Estimated amounts for claims that are probable and can be reasonably estimated are reflected as liabilities in the consolidated financial statements. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters that are pending or may be asserted could be decided unfavorably to us. Although the amount of liability at December 31, 2004 with respect to these matters cannot be ascertained, we believe that any resulting liability should not materially affect our consolidated financial statements.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2004. Our annual meeting of stockholders will be held in Rockville, Maryland on April 20, 2005. Matters to be voted on will be included in our proxy statement to be filed with the SEC and distributed to our stockholders prior to the meeting.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Stock Prices

Our common stock trades on The Nasdaq Stock Market® under the symbol “IVGN.” The table below provides the high and low sales prices of our common stock for the periods indicated, as reported by The Nasdaq Stock Market.

	High	Low
Year ended December 31, 2004:
Fourth quarter	$68.23	$52.91
Third quarter	71.80	46.19
Second quarter	77.00	62.70
First quarter	82.00	65.30
Year ended December 31, 2003:
Fourth quarter	$70.94	$55.33
Third quarter	63.05	36.61
Second quarter	42.15	28.04
First quarter	32.95	28.35

On February 11, 2005, the last reported sale price of our common stock on The Nasdaq Stock Market was $72.21. As of February 11, 2005, there were approximately 1,330 shareholders of record of our common stock.

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

Securities Purchased Under Invitrogen Stock Repurchase Program

During 2002, Invitrogen’s Board of Directors authorized the repurchase of up to $300 million of common stock over a three-year period ending July 2005. A total of $100.0 million was repurchased during the year ended December 31, 2002. During the year ended December 31, 2004, Invitrogen repurchased 1.6 million shares of common stock at a total cost of $81.3 million, which has been reported as a reduction in stockholders’ equity as treasury stock. The timing and price of any further repurchases will depend on market conditions and other factors.

ITEM 6. Selected Financial Data

The following selected data should be read in conjunction with our financial statements located elsewhere in this Form 10-K and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

FIVE YEAR SELECTED FINANCIAL DATA

(In thousands, except per share data)	2004(1)(5)	2003(2)(5)	2002(3)	2001	2000(4)
Revenues	$1,023,851	$777,738	$648,597	$629,290	$246,195
Gross profit	607,849	469,349	378,699	343,588	121,498
Net income (loss)	88,825	60,130	47,667	(147,666)	(54,536)
Earnings (loss) per common share:
Basic	$1.72	$1.19	$0.91	$(2.81)	$(1.80)
Diluted	$1.63	$1.17	$0.90	$(2.81)	$(1.80)
Current assets	1,332,228	1,287,344	968,451	1,204,469	671,749
Noncurrent assets	2,282,107	1,878,345	1,646,515	1,462,743	1,697,466
Current liabilities	196,185	125,693	140,955	126,582	153,028
Noncurrent liabilities (including convertible debt)	1,504,899	1,233,149	827,898	867,145	432,851
Convertible debt	1,300,000	1,022,500	672,500	672,500	172,500
Long-term obligations, less current portion	22,615	15,471	2,033	3,530	6,703
Total stockholders’ equity	1,913,251	1,806,847	1,642,610	1,671,078	1,778,397

(1)	2004 includes the results of operations of BioReliance Corporation as of February 6, 2004, the date of acquisition, which affects the comparability of the Selected Financial Data. During 2004, Invitrogen also completed other acquisitions that were not material and their results of operations have been included in the accompanying consolidated financial statements from their respective dates of acquisition. See Note 2 to the Notes to Consolidated Financial Statements.
(2)	2003 includes the results of operations of the PanVera business and Molecular Probes, Inc. as of March 28, 2003 and August 20, 2003, the respective dates of acquisitions, which affects the comparability of the Selected Financial Data. During 2003, Invitrogen also completed other acquisitions that were not material and their results of operations have been included in the accompanying consolidated financial statements from their respective dates of acquisition. See Note 2 to the Notes to Consolidated Financial Statements.
(3)	2002 includes the adoption of Statement of Financial Accounting Standard No. 142, which eliminates further amortization of goodwill. 2001 and 2000 include $179.2 million and $53.0 million of amortization expense from goodwill, respectively.
(4)	2000 includes the results of operations of Life Technologies from September 14, 2000, the date of acquisition, which affects the comparability of the Selected Financial Data.
(5)	In September 2004, the Emerging Issues Task Force reached a final consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (EITF 04-8). Contingently convertible debt instruments are financial instruments that add a contingent feature to a convertible debt instrument. The conversion feature is triggered when one or more specified contingencies occur and at least one of these contingencies is based on market price. Invitrogen has two series of contingently convertible debt instruments, which contained certain contingent conversion features, including certain market value triggers; therefore, EITF 04-8 has been applied to Invitrogen’s diluted earnings per share calculation for the years ended December 31, 2004 and 2003. See Note 1 to the Notes to Consolidated Financial Statements.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are a leading supplier of kits, reagents, sera and cell media, and informatics software for life sciences research, drug discovery, and the production of biopharmaceuticals with sales over $1.0 billion in 2004. We offer a full range of products that enable researchers to understand the molecular basis of life and potential mechanisms of disease, as well as identify attractive targets for drug development. Our products are also used to support the clinical development and commercial production of biopharmaceuticals.

We focus our business on two principal segments:

➢	BioDiscovery. Our BioDiscovery product segment includes our functional genomics, cell biology and drug discovery product lines. Functional genomics encompasses products from the initial cloning and manipulation of DNA, to examining RNA levels and regulating gene expression in cells, to capturing, separating and analyzing proteins. These include research tools used in reagent and kit form that simplify and improve gene acquisition, gene cloning, gene expression, and gene analysis techniques. This segment includes a full range of enzymes, nucleic acids, other biochemicals and reagents. These biologics are manufactured to the highest research standards and are matched in a gene specific, validated manner (gene, orf, rnai, protein, antibodies, etc.) to ensure researchers the highest purity and scientific relevance for their experimentation. We also offer software through this segment that enables more efficient and accelerated analysis and interpretation of genomic, proteomic and other biomolecular data for application in pharmaceutical, therapeutic and diagnostic development. The recent acquisition of Zymed and proposed acquisition of Dynal have introduced and will continue to enable us to offer new technology and products, such as antibodies and proteins (Zymed) and magnetic beads used for biological separation (Dynal), which is the first step in almost every biologic investigative or diagnostic process.

➢	BioProduction. Our BioProduction product segment includes all of our cell culture products and biological testing services business. Products include sera, cell and tissue culture media, reagents used in both life sciences research and in processes to grow cells in the laboratory and to produce pharmaceuticals and other materials made through cultured cells. BioProduction services include testing to ensure that biologics are free of disease-causing agents or do not cause adverse effects; characterization of products’ chemical structures; development of formulations for long-term stability; and validation of purification processes under regulatory guidelines. We also manufacture biologics on behalf of clients both for use in clinical trials and for the worldwide commercial market.

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

Our Strategy

Our objective is to provide essential life science technologies for disease research, drug discovery and commercial bioproduction.

Our strategies to achieve this objective include:

➢	New Product Innovation and Development

➢	Developing innovative new products. We place a great emphasis on internally developing new technologies for the life sciences research and biopharmaceutical production markets. A significant portion of our growth and current revenue base has been created by the application of technology to accelerate the drug discovery process of our customers. We expect to increase research and development spending as a percentage of sales over the next several quarters, and to focus new product development on three critical technology areas:

➢	Protein production, purification and characterization;

➢	Biochemical and cell-based assays; and

➢	Labeling and detection, particularly in proteomics.

➢	In-licensing technologies. We actively and selectively in-license new technologies, which we modify to create high value kits, many of which address bottlenecks in the research or drug discovery laboratories. We have a dedicated group of individuals that is focused on in-licensing technologies from academic and government institutions, as well as biotechnology and pharmaceutical companies.

➢	Acquisitions. We actively and selectively seek to acquire and integrate companies with complementary products and technologies, trusted brand names, strong market positions, and strong intellectual property positions. We have acquired numerous companies since we became a public company in 1999. Our most significant acquisitions to date include Life Technologies, BioReliance, Molecular Probes, PanVera, and NOVEX.

Recent significant acquisitions include:

➢	Our February 6, 2004, acquisition of all outstanding shares of common stock of BioReliance Corporation. BioReliance is a leading contract service organization providing testing, development and manufacturing services for biologic-based drugs to biotechnology and pharmaceutical companies worldwide. The results of operations of BioReliance have been included in the accompanying consolidated financial statements in the BioProduction segment from the date of acquisition.

➢	Our August 20, 2003, acquisition of all outstanding shares of common stock of Molecular Probes, Inc., a privately-held corporation based in Eugene, Oregon. Molecular Probes is a provider of fluorescence-based technologies for use in labeling molecules for biological research and drug discovery. The results of operations of Molecular Probes have been included in the accompanying consolidated financial statements in the BioDiscovery segment from the date of acquisition.

➢	Our March 28, 2003, acquisition of products and technology rights from PanVera LLC, a wholly-owned subsidiary of Vertex Pharmaceuticals, Inc. Based in Madison, Wisconsin, our PanVera business provides products and services that are designed to accelerate the discovery of new medicines by the pharmaceutical and biopharmaceutical industries. Through this transaction, we acquired PanVera’s biochemical and cellular assay capabilities and its commercial portfolio of proprietary reagents, probes and proteins. In addition, we also acquired PanVera’s research, development and manufacturing facility in Madison. The results of operations of PanVera have been included in the accompanying consolidated financial statements in the BioDiscovery segment from the date of acquisition.

➢	Leverage of Existing Sales and Distribution Infrastructure

➢	Multi-national sales footprint. We have developed a sales and distribution network with sales in approximately 70 countries throughout the world. Our sales force is highly-trained, with many of our sales-people possessing degrees in molecular biology, biochemistry or related fields. We believe our sales force has a proven track record for selling and distributing our products, and we expect to leverage this capacity to increase sales of our existing, newly developed and acquired products.

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

➢	High customer satisfaction. Our sales, marketing, customer service and technical support staffs work well together to provide our customers exceptional service for our products, and we have been highly rated in customer satisfaction surveys. We use this strength to attract new customers and maintain existing customers.

➢	Rapid product delivery. We have the ability to ship typical orders on a same-day or next-day basis. We use this ability to provide convenient service to our customers to generate additional sales.

Our BioDiscovery and BioProduction products are used for research purposes, and their use by our customers generally is not regulated by the United States Food and Drug Administration, or FDA, or by any comparable international organization, with several limited exceptions. Some of our BioProduction products and manufacturing sites, including some sites of our BioReliance subsidiary, are subject to FDA regulation and oversight and are required to comply with the Quality System Regulations described in 21 CFR part 820. Additionally, some of these same sites and products are intended to comply with certain voluntary quality programs such as ISO 9001.

We manufacture the majority of our products in our manufacturing facilities located in Carlsbad, California; Eugene, Oregon; Frederick, Maryland; Grand Island, New York; Madison, Wisconsin; Auckland, New Zealand; and Paisley, Scotland. We also have manufacturing facilities in Japan, Brazil, and Israel. In addition, we purchase products from third-party manufacturers for resale.

We conduct research activities in the United States, the United Kingdom, Israel and New Zealand and business development activities around the world. As part of these activities we actively seek to license intellectual property from academic, government, and commercial institutions.

Except for our oligonucleotide (custom primers), genomic services, biologics testing, specialized manufacturing, and cell culture production businesses, which are make-to-order businesses, we principally manufacture products for inventory and ship products shortly after the receipt of orders, and anticipate that we will continue to do so in the future. We do not currently have a significant backlog and do not anticipate we will develop a material backlog in the future. In addition, we rely on third-party manufacturers to supply many of our raw materials, product components, and in some cases, entire products.

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

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2004 and 2003

Revenues

	For the Years Ended December 31,		Increase	% Increase
(dollars in millions)	2004	2003
BioDiscovery revenues	$591.4	$500.5	$90.9	18%
BioProduction revenues	432.5	277.2	155.3	56%

Total revenues	$1,023.9	$777.7	$246.2	32%

BioDiscovery gross margin	70%	68%
BioProduction gross margin	49%	52%
Total gross margin	59%	60%

When comparing 2004 revenues with 2003, changes in foreign currency exchange rates increased U.S. dollar-denominated revenues, accounting for $34.8 million of the $246.2 million increase. This increase from changes in foreign currency exchange rates increased our revenue growth rate by 5%. The increase in revenues also includes $173.5 million, or 22%, from our recent acquisitions: BioReliance, which we acquired in February 2004; Molecular Probes, which we acquired in August 2003; and the PanVera business, which we acquired at the end of March 2003. Higher volume and royalty revenue accounted for an additional $31.3 million or 4% increase, while higher average selling prices contributed another $6.6 million or 1%.

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

BioDiscovery Segment Revenues. Changes in foreign currency exchange rates increased U.S. dollar-denominated BioDiscovery revenues by $22.2 million when comparing 2004 with 2003 and accounted for 4% of the 18% increase in revenues. The increase in revenues also includes $59.9 million, or 12%, from our recent acquisitions, $11.9 million or 2% from higher volume growth and $3.2 million or 1% from higher royalty revenue. These increases were partially offset by lower average selling prices of $6.3 million or 1.0%.

We currently expect our BioDiscovery growth rate to be approximately 4% to 5% for 2005.

BioProduction Segment Revenues. Changes in foreign currency exchange rates increased U.S. dollar-denominated BioProduction revenues by $12.6 million when comparing 2004 with 2003 and accounted for 4% of the 56% increase in revenues. The increase in revenues also includes $113.6 million, or 41%, primarily from our recent acquisition of BioReliance. The remainder of the increase reflects volume growth of $16.1 million or 6%, as well as average selling price increases, particularly for sera products, which accounted for $12.9 million or 5%.

We currently expect our BioProduction growth rate to be approximately 11% to 12% for 2005.

Sales of cell culture products for large-scale production applications can vary significantly due to customer demand. In addition, cell culture revenues include sales of sera products whose price has historically been volatile. As a result, cell culture revenue growth rates can vary significantly. We also believe that it is unlikely for price increases for sera products to continue, and, therefore, do not anticipate that price increases will contribute to our growth rates or gross margin as much as they have in the past three years.

Gross Margin. The decrease in gross margin during 2004 when compared to 2003 reflects costs of $17.6 million, or 1% of revenues, associated with the sale during 2004 of products acquired with Molecular Probes that were previously written-up under purchase accounting rules. In addition, higher costs for sera products accounted for a 1% decrease in gross margin and the acquisition of BioReliance, a lower gross margin business, accounted for a 1% decrease. These decreases in gross margin are offset by a 1% increase in gross margin resulting from lower variable costs associated with productivity improvements and favorable changes in foreign currency rates, which improved margins by 1%.

We believe that gross margin for future periods will be affected by, among other things, the integration of acquired businesses in addition to sales volumes, competitive conditions, royalty payments on licensed technologies, the cost of raw materials, changes in average selling prices, our ability to make productivity improvements, and foreign currency rates.

BioDiscovery Segment Gross Margin. The increase in BioDiscovery gross margin during 2004 when compared to 2003 is due to the addition of higher margin products from acquired businesses which accounted for improved margins of 1%, a 1% increase in gross margin resulting from lower variable costs associated with productivity improvements and favorable changes in foreign currency rates which improved margins by 1%. These increases are partially offset by a 1% decrease in gross margin resulting from unfavorable changes in average selling prices.

BioProduction Segment Gross Margin. The decrease in BioProduction gross margin during 2004 when compared to 2003 reflects the lower gross margin BioReliance service business, which reduced margins by 2%, and higher unit costs net of higher average selling prices for sera products, which reduced margins by 3%. These decreases are partially offset by a 2% increase in gross margin resulting from lower variable costs associated with productivity improvements.

Operating Expenses

	For the Years Ended December 31,				Increase/ (Decrease)
	2004		2003
(dollars in millions)	Operating Expense	As a Percentage of Segment Revenues	Operating Expense(1)	As a Percentage of Segment Revenues
BioDiscovery Segment:
Sales and marketing	$126.3	21%	$116.1	23%	$10.2
General and administrative	70.7	12%	65.6	13%	5.1
Research and development	62.5	11%	46.6	9%	15.9

BioProduction Segment:
Sales and marketing	$54.2	13%	$38.3	14%	$15.9
General and administrative	39.9	9%	22.9	8%	17.0
Research and development	9.7	2%	7.7	3%	2.0

Corporate:
Sales and marketing	$0.2		$0.1		$0.1
General and administrative	0.1		0.2		(0.1)
Research and development	0.9		0.3		0.6

Consolidated:
Sales and marketing	$180.7	18%	$154.5	20%	$26.2
General and administrative	110.7	11%	88.7	11%	22.0
Research and development	73.1	7%	54.6	7%	18.5

(1)	2004 presentation of 2003 general and administrative expenses by segment reflects reclassifications of general and administrative costs from the Corporate and Unallocated segment to the BioDiscovery and BioProduction segments to conform to our corporate expense allocation methodology applied in 2004.

Sales and Marketing. The increase in sales and marketing expenses during 2004 as compared to 2003 is due to costs associated with the acquired businesses of BioReliance, Molecular Probes and PanVera, which accounted for $15.6 million of the increase, changes in foreign currency rates that increased expense by $5.5 million, an increase in commissions of $2.8 million, increased headcount, and relocation and recruiting fees, which accounted for $4.8 million of the increase and $0.9 million for the impairment of an asset determined by management to be obsolete. These increases were partially offset by $2.3 million in lower advertising fees. Sales and marketing expenses for 2003 also include accelerated depreciation expense of $1.1 million for a portion of our e-commerce software that was rendered obsolete by a new system in 2004.

We expect to see continued productivity gains in our sales and marketing expenditures as we use product specialists to support our existing customer account managers allowing us to maintain the effectiveness of our direct selling organization while offering an ever-increasing portfolio of products.

General and Administrative. The increase in general and administrative expenses during 2004 as compared to 2003 is due to costs associated with the acquired businesses of BioReliance, Molecular Probes and PanVera, which accounted for $20.3 million of the increase, costs associated with increased headcount, relocation and recruiting of $5.0 million, changes in foreign currency rates that increased expenses by $1.8 million, and $2.0 million of costs related to the implementation of Sarbanes-Oxley Section 404 internal control evaluations. These increases were partially offset by a $7.1 million decrease resulting primarily from lower legal/professional and other fees.

We continue to pursue programs and initiatives to improve our efficiency in the general and administrative area. These programs focus in the areas of process improvement and automation. We expect over time that these actions will result in a decline in our general and administrative expenses as a percent of sales.

Research and Development. The increase in research and development expenses during 2004 as compared to 2003 reflects research and development costs associated with acquired businesses, primarily BioReliance, Molecular Probes and PanVera, which in total accounted for $14.3 million of the increase, changes in foreign currency rates that increased expenses by $0.5 million, and $5.2 million of increased costs associated with increased headcount, and related relocation and recruiting costs. Research and development expenses for 2003 also include accelerated amortization of purchased technology of $1.5 million.

We expect research and development expense as a percent of revenues will continue to increase as we expand our capabilities to accelerate innovation and ramp up research and development of recently acquired businesses.

Purchased Intangibles Amortization. Amortization expense for intangible assets purchased in our business acquisitions was $106.8 million for 2004 and $79.4 million for 2003. The increase in 2004 is due primarily to the amortization of purchased intangibles acquired in the BioReliance, Molecular Probes and PanVera acquisitions.

Purchased In-Process Research and Development Costs. Purchased in-process research and development costs of $0.7 million for 2004 resulted from a 2004 acquisition that was not material to the overall consolidated financial statements and represents acquired current research and development projects in process. Purchased in-process research and development costs of $1.4 million for 2003 resulted from the Molecular Probes acquisition and represents acquired research and development projects.

Business Integration Costs. Business integration costs for 2003 were $1.3 million and represent an impairment loss of $0.9 million on assets held for sale in Huntsville, Alabama, related to the closure of our facilities located there, in addition to $0.4 million in costs incurred for the integration of InforMax, acquired in December 2002. These costs were for the relocation of property, closure of facilities and retention of employees.

Interest Income. Interest income increased by $1.3 million from $24.0 million for 2003 to $25.3 million for 2004. The increase in interest income is due mainly to interest rates generally trending higher in 2004.

Interest income in the future will be affected by changes in short-term interest rates and changes in cash balances, which could be materially reduced by acquisitions and other financing activities.

Interest Expense. Interest expense increased $3.6 million from $28.6 million for 2003 to $32.2 million for 2004. Our issuance of $450 million in principal amount of 1 1/2% convertible senior notes in February 2004 and $350 million in principal amount of 2% convertible senior notes in August 2003 accounted for $10.7 million of the increase for 2004, offset by the redemption in March 2004 of $172.5 million of our 5 1/2% convertible notes, which reduced interest expense by $8.2 million. The remainder of the increase in 2004 was due mainly to interest expense of $1.1 million on our capital lease and debt obligations acquired in the BioReliance acquisition and former capital lease obligations in the Molecular Probes acquisition.

Loss on Early Retirement of Debt. A loss of $6.8 million was recognized during 2004 on the early retirement of our $172.5 million in principal amount of 5 1/2% convertible notes and includes $4.1 million for the call premium and $2.7 million for the write-off of unamortized deferred financing costs.

Other Income (Expense), Net. Other income (expense), net, for 2004 and 2003, is comprised of the following:

	For the Years Ended December 31,
(in millions)	2004	2003
Net periodic pension income (expense)(1)	$0.4	$(0.5)
Gain (loss) on asset disposals	(0.8)	—
Gain (loss) on the sale of our Serva subsidiary(2)	—	0.9
Gain on sale of an investment	—	0.3
Impairment loss on vacant land	—	(0.6)
Net foreign currency exchange gains (losses)	(0.4)	0.1

Total other income (expense), net	$(0.8)	$0.2

(1)	The net periodic pension income and expense is from a defined benefit plan acquired in the merger with Dexter Corporation in 2000 and is recognized as other non-operating income and expense since the plan provides benefits to participants who were not continuing employees of Invitrogen following the merger.
(2)	The gain was recognized in June 2003 on the sale of our Serva subsidiary, which was sold in 2002, resulting from the collection of cash on a note receivable from the sale that was fully reserved for at the time of the sale.

Provision for Income Taxes. The provision for income taxes as a percentage of pre-tax income was 26.8% for 2004 compared with 28.6% for 2003. The decrease in the effective tax rate is primarily attributable to a reduction of income tax on foreign income that resulted from restructuring the ownership of certain foreign businesses to achieve better alignment with our operational and management structure, offset in part by an increase in the proportion of income earned in tax jurisdictions having higher tax rates.

In October 2004, the President signed the “Working Families Tax Relief Act of 2004,” which retroactively reinstated the research credit for qualifying activities arising after June 30, 2004. Under Statement of Financial Accounting Standards No. 109, the effect of the change in tax law is recognized in the period that the new legislation was enacted, which is the fourth quarter of 2004. The additional research credit reduced income tax expense $0.9 million or 0.7%.

In October 2004, the President signed the “American Jobs Creation Act of 2004” which, among other things, prospectively phases out the extraterritorial income deduction, provides for certain domestic manufacturing tax relief, reforms the foreign tax credit regime, and allows for tax favored repatriation of international earnings. Many of the new tax provisions have an effective date beginning in 2005. The impact of this law change to our 2004 income tax expense is not significant.

Comparison of Years Ended December 31, 2003 and 2002

Revenues

	For the Years Ended December 31,		Increase	% Increase
(dollars in millions)	2003	2002
BioDiscovery revenues	$500.5	$428.9	$71.6	17%
BioProduction revenues	277.2	219.7	57.5	26%

Total revenues	$777.7	$648.6	$129.1	20%

BioDiscovery gross margin	68%	62%
BioProduction gross margin	52%	51%
Total gross margin	60%	58%

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

BioDiscovery Segment Gross Margin. The increase in BioDiscovery gross margin during 2003 is due to favorable changes in product mix and net cost improvements which improved margins by 3%, the addition of higher margin products from acquired businesses which accounted for improved margins of 2% and favorable changes in foreign currency rates which improved margins by 1%.

BioProduction Segment Gross Margin. Higher average selling prices increasing at a faster rate than costs in both our sera and non-sera product lines accounted for a 3% improvement in BioProduction gross margin during 2003. Favorable changes in foreign currency rates improved margins by 1% and unfavorable changes in mix reduced gross margins by 2%.

Operating Expenses

	For the Years Ended December 31,				Increase
	2003		2002
(dollars in millions)	Operating Expense(1)	As a Percentage of Segment Revenues	Operating Expense(1)	As a Percentage of Segment Revenues
BioDiscovery Segment:
Sales and marketing	$116.1	23%	$94.9	22%	$21.2
General and administrative	65.6	13%	50.6	12%	15.0
Research and development	46.6	9%	27.8	6%	18.8

BioProduction Segment:
Sales and marketing	$38.3	14%	$29.9	14%	$8.4
General and administrative	22.9	8%	20.4	9%	2.5
Research and development	7.7	3%	5.9	3%	1.8

Corporate:
Sales and marketing	$0.1		$0.1		$—
General and administrative	0.2		0.1		0.1
Research and development	0.3		—		0.3

Consolidated:
Sales and marketing	$154.5	20%	$124.9	19%	$29.6
General and administrative	88.7	11%	71.1	11%	17.6
Research and development	54.6	7%	33.7	5%	20.9

(1)	2004 presentation of 2003 and 2002 general and administrative expenses by segment reflects reclassifications of general and administrative costs from the Corporate and Unallocated segment to the BioDiscovery and BioProduction segments to conform to our corporate expense allocation methodology applied in 2004.

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

Research and Development. The increase in research and development expenses during 2003 reflects: software development costs for the InforMax business, research and development costs associated with Molecular Probes acquisition and the PanVera business acquired which in total accounted for $13.0 million of the increase; increased headcount and related spending as we continued to fill research and development positions in Carlsbad which accounted for $6.1 million of the increase and deferred compensation expense of $0.3 million from stock options assumed in the Molecular Probes acquisition. Research and development expenses for 2003 also include accelerated amortization of purchased technology of $1.5 million for which management has determined that there is limited opportunity to develop commercial applications. Additional catch-up depreciation expense of $0.9 million was recognized in 2003 for a building that was removed from service in April 2002 and held for sale until November 2003 when our strategy changed to reactivate the facility for research and development activities. Higher expense for grants accounted for another $0.5 million increase for 2003. These increases were partially offset by the closure of our Alabama facility and the sale of our Serva entity that reduced research and development costs by $1.5 million in 2003.

Other Purchased Intangibles Amortization. Amortization expense for other intangible assets purchased in our business acquisitions was $79.4 million for 2003, and $64.3 million for 2002. The increase in 2003 is due primarily to the amortization of purchased intangibles acquired in the InforMax, PanVera and Molecular Probes acquisitions.

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

Other Income (Expense), Net. Other income (expense), net, for 2003 and 2002, is comprised of the following:

	For the Years Ended December 31,
(in millions)	2003	2002
Net periodic pension income (expense)(1)	$(0.5)	$1.3
Gain (loss) on the sale of our Serva subsidiary(2)	0.9	(0.5)
Gain on sale of an investment	0.3	—
Impairment loss on vacant land	(0.6)	—
Loss on the sale of our Indian subsidiary	—	(0.3)
Net foreign currency exchange gains (losses)	0.1	(1.1)

Total other income (expense), net	$0.2	$(0.6)

(1)	The net periodic pension income and expense is from a defined benefit plan acquired in the merger with Dexter Corporation in 2000 and is recognized as other non-operating income and expense since the plan provides benefits to participants who were not continuing employees of Invitrogen following the merger.
(2)	The gain was recognized in June 2003 on the sale of our Serva subsidiary, which was sold in 2002, resulting from the collection of cash on a note receivable from the sale that was fully reserved for at the time of the sale.

Provision for Income Taxes. The provision for income taxes as a percentage of pre-tax income was 28.6% for 2003 compared with 31.2% for 2002. The decrease in the effective tax rate is due primarily to additional tax credits for research expenditures incurred in 2003 and an increase in the proportion of income earned in tax jurisdictions having lower tax rates.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Operating activities provided net cash of $252.7 million during 2004 primarily from our net income of $88.8 million plus net non-cash charges of $147.2 million. Changes in operating assets and liabilities provided a net $16.7 million of cash during the period, driven primarily by an increase in accounts payable, accrued expenses and other current liabilities of $17.8 million, a decrease in inventories of $11.3 million, and an increase of income taxes payable of $11.5 million offset by an increase in accounts receivable of $19.8 million. The growth of accounts receivable resulted from an increase in revenues as well as from a higher proportion of 2004 fourth quarter sales recognized at the end of the quarter compared with a lower proportion of 2003 fourth quarter sales recognized at the end of the quarter. The increase in accounts payable, accrued expenses and other current liabilities resulted from higher compensation related accruals, interest and legal accruals, as well as an increase in cash flow hedging activities. The decrease in inventories reflects the amortization of costs of $17.6 million, associated with the sale during 2004 of products acquired in our business combinations that were previously written-up under purchase accounting rules.

As a result of working capital improvement programs we expect to utilize more efficiently our working capital in the future resulting in higher inventory turnover and lower days sales outstanding. Our working capital factors, such as inventory turnover and days sales outstanding, are seasonal, and, on an interim basis during the year, may require short-term working capital needs.

Investing Activities. Net cash used in investing activities during 2004, was $689.5 million, and reflects a net $520.8 million paid for our business acquisitions, a net $121.8 million invested in marketable securities with maturities greater than three months and payments for capital expenditures and intangible assets (primarily intellectual properties), which totaled $39.1 million and $9.2 million, respectively. These uses were partially offset by $1.3 million in cash received from the sale of our Huntsville, Alabama, facility. For 2005, we expect spending for capital equipment and information technology to approximate $55 million.

In 2005, we completed two acquisitions that were not material to our overall consolidated financial statements. The aggregate cash purchase price of these acquisitions is expected to be approximately $68 million. The results of operations will be included in our future consolidated financial statements from the date of acquisition. In addition, on February 8, 2005, Invitrogen entered into a definitive agreement to acquire all of the outstanding securities of Dynal Biotechnologies Holding ASA for approximately NOK 2.5 Billion (approximately $390 million). The transaction is subject to the completion of certain closing conditions, including regulatory approval in Germany, and is expected to close during March 2005.

In 2004, we completed three acquisitions that were not material to the overall consolidated financial statements. The total aggregate cash purchase price was $58.3 million and cash of $3.3 million was acquired. The results of operations were included from the respective dates of acquisition.

In February 2004, we acquired all of the common stock of BioReliance Corporation for a total cash purchase price of $433.3 million, plus the assumption of outstanding debt of approximately $70.4 million and transaction costs of $3.3 million. The purchase price was paid from existing cash and investments. In February 2004, we paid down $49.6 million of the acquired debt.

In August 2003, we completed our acquisition of the common stock of Molecular Probes, Inc., for cash of $307.4 million. We also paid $2.4 million in closing costs, $3.3 million in severance costs and acquired cash totaling $7.3 million.

In March 2003, we completed our acquisition of products and technology rights of PanVera for $94.9 million in cash and the assumption of $6.3 million in debt, which we subsequently paid off in May 2003. As part of the transaction, we have also acquired PanVera’s research and development and manufacturing facility in Madison, Wisconsin. Other cash costs in connection with this transaction include $1.3 million paid to buy out operating leases to acquire equipment and $1.8 million in closing costs.

In 2003, we entered into three acquisitions that were not material to the overall consolidated financial statements, one of which included the acquisition of the remaining 60% ownership in a consolidated subsidiary. The purchases totaled $9.9 million in addition to the return of the selling partner’s capital account for the 60% interest described above. Beginning in July 2003 we no longer report a minority interest adjustment in the Consolidated Statements of Income.

Pursuant to the purchase agreements for certain 2004 and 2003 acquisitions, we could be required to make additional contingent cash payments based on certain operating results of the acquired companies. Payments aggregating a maximum of $118.5 and certain other payments based upon percentages of future gross sales of the acquired companies could be required through 2008. We will account for any such contingent payments as an addition to the respective purchase price.

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

Financing Activities. Net cash provided by financing activities totaled $232.9 million for 2004, and includes $438.9 million in net proceeds from our issuance of convertible senior notes in February 2004 and $61.3 million in proceeds from stock issued under employee stock plans. This net cash in flow was offset by $81.3 million used to repurchase shares of our common stock and $186.0 million used to retire debt including $176.6 million used in March 2004 to retire our 5 1/2% Convertible Subordinated Notes, or 5 1/2% Notes, due 2007, and pay the call premium as well as $5.6 million in cash was paid towards the purchase of the Molecular Probes campus in Eugene, Oregon.

On February 19, 2004, we issued $450.0 million principal amount of 1 1/2% Convertible Senior Notes (Old 1 1/2% Notes) due 2024, to certain qualified institutional buyers. Interest on the Old 1 1/2% Notes is payable semi-annually on February 15th and August 15th. In addition to the coupon interest of 1 1/2%, additional interest of 0.35% of the market value of the notes may be required to be paid beginning February 15, 2012, if the market value of the notes during specified testing periods is 120% or more of the principal value. The Old 1 1/2% Notes were issued at 100% of principal value, and are convertible into 4.4 million shares of common stock at the option of the holder upon the occurrence of certain events at a price of $102.03 per share. The Old 1 1/2% Notes may be redeemed, in whole or in part, at our option on or after February 15, 2012, at 100% of the principal amount plus accrued interest. In addition, the holders of the Old 1 1/2% Notes may require Invitrogen to repurchase all or a portion of the Old 1 1/2% Notes for 100% of the principal amount, plus accrued interest, on February 15, 2012, 2017 and 2022.

We have $350.0 million principal amount of 2% Convertible Senior Notes (Old 2% Notes) due August 1, 2023. Interest on the Old 2% Notes is payable semi-annually on February 1st and August 1st. In addition to the coupon interest of 2%, additional interest of 0.35% of the market value of the notes may be required to be paid beginning August 1, 2010, if the market value of the notes during specified testing periods is 120% or more of the principal value. The Old 2% Notes were issued at 100% of principal value, and are convertible into 5.1 million shares of common stock at the option of the holder upon the occurrence of certain events at a price of $68.24 per share. The Old 2% Notes may be redeemed, in whole or in part, at our option on or after August 1, 2010, at 100% of the principal amount plus accrued interest. In addition, the holders of the Old 2% Notes may require Invitrogen to repurchase all or a portion of the Old 2% Notes for 100% of the principal amount, plus accrued interest, on August 1, 2010, August 1, 2013, and August 1, 2018.

In December 2004, we offered up to $350.0 million aggregate principal amount of 2% Convertible Senior Notes due 2023 (the New 2% Notes) in a non-cash exchange for any and all outstanding Old 2% Notes, that were validly tendered on that date. Approximately 83% of the Old 2% Notes were exchanged by their holders for the New 2% Notes. Additionally, Invitrogen offered up to $450.0 million aggregate principal amount of 1 1/2% Convertible Senior Notes due 2024 (the New 1 1/2% Notes) in a non-cash exchange for any and all outstanding Old 1 1/2% Notes, that were validly tendered on that date. Approximately 91% of the Old 1 1/2% Notes were exchanged by their holders for the New 1 1/2% Notes. The New 2% Notes and New 1 1/2% Notes (collectively the New Notes) carry the same rights and attributes as the Old 2% Notes and Old 1 1/2% Notes (collectively the Old Notes) except for the following; the terms of the New Notes required Invitrogen to settle the par value of such notes in cash and deliver shares only for the differential between the stock price on the date of conversion and the base conversion price (initially approximately $68.24 for New 2% Notes and $102.03 for the New 1 1/2% Notes).

We have $500.0 million principal amount of 2 1/4% Convertible Subordinated Notes, or 2 1/4% Notes, due 2006, outstanding at December 31, 2004. Interest on the 2 1/4% Notes is payable semi-annually on June 15th and December 15th. The 2 1/4% Notes were issued at 100% of principal value, and are convertible into 5.8 million shares of common stock at the option of any holder at any time at a price of $86.10 per share. The 2 1/4% Notes may be redeemed, in whole or in part, at our option on or after December 20, 2005 at 100% of the principal amount plus accrued interest.

In the event of a change of control of Invitrogen, the holders of the Old Notes, New Notes, and the 2 1/4% Notes each have the right to require us to repurchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of the notes plus all accrued and unpaid interest.

Our board of directors has authorized the repurchase of up to $300 million of our common stock over a three-year period ending in 2005. We repurchased 3.3 million shares of common stock at a total cost of $100.0 million during 2002. During 2004, we repurchased 1.6 million shares of common stock at a total cost of $81.3 million. All repurchases have been reported as a reduction in stockholders’ equity as treasury stock. The timing and price of any repurchase will depend on market conditions and other factors. Funds for any future repurchases are expected to come primarily from cash generated from operations, or funds on hand.

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

As of December 31, 2004, we had cash and cash equivalents of $198.4 million, short-term investments of $779.3 million and long-term investments of $109.1 million. Our working capital totaled over $1.1 billion as of December 31, 2004, and includes restricted cash and investments of $5.7 million. Our funds are currently invested in overnight money market accounts, time deposits, corporate notes, municipal notes and bonds, U.S. treasury obligations and government agency notes. As of December 31, 2004, foreign subsidiaries in Australia, Brazil, Japan and New Zealand had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The U.S. dollar equivalent of these facilities totaled $8.9 million, of which $1.0 million was outstanding at December 31, 2004.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations at December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period(1)
(in thousands)	Total	Less than 1 Year	Years 2-3	Years 4-5	More than 5 Years
Long-term debt	$1,325,281	$11,429	$512,976	$876	$800,000
Capital lease obligations	8,858	1,077	1,579	3,702	2,500
Operating lease obligations	94,502	15,675	23,904	19,040	35,883
Licensing and purchase obligations	34,883	13,517	19,321	1,780	265
Deferred compensation	1,678	282	568	255	573

Total	$1,465,202	$41,980	$558,348	$25,653	$839,221

(1)	Pursuant to certain acquisitions, we could be required to make additional contingent cash payments based on certain operating results of the acquired companies. Payments aggregating a maximum of $117.3 million and certain other payments based upon percentages of future gross sales and milestones of the acquired companies could be required through 2008.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition. We derive our revenue from the sale of our products, services and technology. We recognize revenue from product sales upon transfer of title to the product, which generally occurs upon shipment to the customer. We generally ship to our customers FOB shipping point. If our shipping policies, including the point of title transfer, were to change, materially different reported results would be likely. In cases where customers order and pay for products and request that we store a portion of their order for them at our cost, we record any material up-front payments as deferred revenue in accrued expenses and other current liabilities in the Consolidated Balance Sheets and recognize revenue upon shipment of the product to the customer. Deferred revenue totaled $19.1 million at December 31, 2004.

We recognize royalty revenue (including upfront licensing fees) when the amounts are earned and determinable, which is generally when we receive the cash payment. We are able to recognize minimum required payments on an accrual basis, as they are determinable under contract. However, since we are not able to forecast product sales by licensees, royalty payments that are based on product sales by the licensees are not determinable until the licensee has completed their computation of the royalties due and/or remitted their cash payment to us. Should information on licensee product sales become available so as to enable us to recognize royalty revenue on an accrual basis, materially different revenues and results of operations could occur. Royalty revenue totaled $17.8 million, $10.7 million and $5.2 million for 2004, 2003 and 2002, respectively.

We recognize revenue from commercial contracts, which are principally fixed-price or fixed-rate, using the proportional performance method, except for services that are generally completed within three days, which are accounted for using the completed-contract method. Proportional performance is determined using expected output milestones. The proportional performance may be affected by future events, including delays caused by laboratory interruptions, client-mandated changes and the unpredictability of biological processes. Accordingly, we undertake a review process to determine that recorded revenue represents the actual proportional performance in all material respects.

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

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base these estimates and assumptions upon historical experience and existing, known circumstances. Actual results could differ from those estimates. Specifically, management must make estimates in the following areas:

➢	Allowance for doubtful accounts. We provide a reserve against our receivables for estimated losses that may result from our customers’ inability to pay. We determine the amount of the reserve by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers’ country or industry, historical losses and our customers’ credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this reserve. To minimize the likelihood of uncollectibility, customers’ credit-worthiness is reviewed periodically based on external credit reporting services and our experience with the account and adjusted accordingly. Should a customer’s account become past due, we generally place a hold on the account and discontinue further shipments to that customer, minimizing further risk of loss. Additionally, our policy is to fully reserve for all accounts with aged balances greater than one year. The likelihood of a material loss on an uncollectible account would be mainly dependent on deterioration in the financial condition of that customer or in the overall economic conditions in a particular country or environment. Reserves are fully provided for all expected or probable losses of this nature. Gross trade accounts receivables totaled $171.0 million and the allowance for doubtful accounts was $5.2 million at December 31, 2004.

➢

Inventory adjustments. Inventories are stated at lower of cost or market. We review the components of our inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. Generally stock levels in excess of one year’s expectation of usage or sales are fully reserved. The likelihood of any material inventory write-down is dependent on customer demand, competitive conditions or new product introductions by us or our customers that vary from our current expectations. Gross inventories were stated at $149.5 million at December 31, 2004, and reserves for excess, obsolete and impaired inventory were $26.7 million at December 31, 2004.

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

We completed our most recent annual evaluation for impairment of goodwill as of October 1, 2004, and determined that no impairment existed at that date. Our evaluation included management estimates of cash flow projections based on an internal strategic review from July 2004. Key assumptions from this strategic review included revenue growth, with higher net income growth. This growth was based on increased sales of new products as we expect to increase our investment in research and development, the full-year effect and growth from business acquisitions already consummated, and lower selling, general and administrative expenses as a percentage of revenue. Additional value creators assumed included increased efficiencies in working capital as well as increased efficiencies from capital spending. The resulting cash flows were discounted using a weighted average cost of capital of 10%. Operating mechanisms to ensure that these growth and efficiency assumptions will ultimately be realized were also proposed as part of the internal strategic review and considered in our evaluation. Our market capitalization at October 1, 2004, was also compared to the discounted cash flow analysis.

We cannot assure you that when we complete our future annual or other periodic reviews for impairment of goodwill that a material impairment charge will not be recorded. Goodwill totaled $1.4 billion at December 31, 2004.

➢	Valuation of intangible and other long-lived assets. We periodically assess the carrying value of intangible and other long-lived assets, which require us to make assumptions and judgments regarding the future cash flows of these assets. The assets are considered to be impaired if we determine that the carrying value may not be recoverable based upon our assessment of the following events or changes in circumstances:

➢	the asset’s ability to continue to generate income from operations and positive cash flow in future periods;

➢	loss of legal ownership or title to the asset;

➢	significant changes in our strategic business objectives and utilization of the asset(s); and

➢	the impact of significant negative industry or economic trends.

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

At December 31, 2004, the net book value of identifiable intangible assets that are subject to amortization totaled $432.7 million, the net book value of unamortized identifiable intangible assets with indefinite lives totaled $7.5 million and the net book value of property, plant and equipment totaled $222.2 million.

➢	Accrued merger and restructuring related costs. To the extent that exact amounts are not determinable, we have estimated amounts for direct costs of our acquisitions, merger-related expenses and liabilities related to our business combinations and restructurings in accordance with Financial Accounting Standards Board Statement No. 146, or SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” and Emerging Issues Task Force, or EITF, Issue 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Our accrued merger and restructuring related costs were $3.0 million at December 31, 2004, the majority of which we expect to pay during 2005. Materially different reported results would be likely if any of the estimated costs or expenses were different from our estimations or if the approach, timing and extent of the restructuring plans adopted by management were different.

➢	Litigation reserves. Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in the Consolidated Balance Sheets. The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the favorable or unfavorable outcome of the particular litigation. Both the amount and range of loss on the remaining pending litigation is uncertain. As such, we are unable to make a reasonable estimate of the liability that could result from unfavorable outcomes in litigation. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

➢

Insurance, environmental and divestiture reserves. We maintain self-insurance reserves to cover potential property, casualty and workers’ compensation exposures from certain former business operations of Dexter, which was acquired in 2000. These reserves are based on actuarially determined loss probabilities and take into account loss history as well as actuarial projections based on industry statistics. We also maintain environmental reserves to cover estimated costs for certain environmental exposures assumed in the merger with Dexter. The environmental reserves, which are not discounted, are determined by management based upon currently available information. Divestiture reserves are maintained for known claims and warranties assumed in the merger with Dexter. The warranty reserves are based on management estimates that consider historical claims. As actual losses and claims become known to us, we may need to make a material change in our estimated reserves, which could also materially impact our results of operations. Our insurance, environmental and divestiture reserves totaled $10.0 million at December 31, 2004.

➢	Benefit and pension plans. We sponsor and manage several retirement and health plans for employees and former employees. Accounting and reporting for the pension plans requires the use of assumptions for discount rates, expected returns on plan assets and rates of compensation increase that are used by our actuaries to determine our liabilities and annual expenses for these plans in addition to the value of the plan assets included in our Consolidated Balance Sheets. Our actuaries also rely on assumptions, such as mortality rates, in preparing their estimates for us. The likelihood of materially different valuations for assets, liabilities or expenses, would depend on interest rates, investment returns or actuarial assumptions that are different from our current expectations.

➢	Income taxes. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of intercompany arrangements to share revenue and costs. In such arrangements there are uncertainties about the amount and manner of such sharing, which could ultimately result in changes once the arrangements are reviewed by taxing authorities. Although we believe that our approach to determining the amount of such arrangements is reasonable, no assurance can be given that the final resolution of these matters will not be materially different than that which is reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provisions or benefits in the period in which such determination is made.

Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The likelihood of a material change in our expected realization of these assets depends on our ability to generate sufficient future taxable income. Our ability to generate enough taxable income to utilize our deferred tax assets depends on many factors, among which are our ability to deduct tax loss carryforwards against future taxable income, the effectiveness of our tax planning strategies, reversing deferred tax liabilities, changes in the deductibility of interest paid on our convertible subordinated debt and any significant changes in the tax treatment received on our business combinations.

➢	Segment Information. We provide segment financial information and results for our BioDiscovery and BioProduction segments based on the segregation of revenues and expenses used for management’s assessment of operating performance and operating decisions. Expenses shared by the segments require the use of judgments and estimates in determining the allocation of expenses to the two segments. Different assumptions or allocation methods could result in materially different results by segment. Also, we do not currently segregate assets by segment as a significant portion of our total assets are shared or non-segment assets which we do not assign to our two operating segments. We have determined that it is not useful to assign our shared assets to the individual segments.

➢	Pro forma Stock Based Compensation. We provide pro forma net income and earnings per share amounts in accordance with the disclosure only provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” The stock based compensation expense used in these pro forma amounts is based on the fair value of the option at the grant date which uses the present value pricing method described in SFAS No. 123. This method requires us to use several assumptions to estimate the fair value, including the expected life of the option and the expected stock price volatility over the term of the expected life. Should any of these assumptions change or differ from the actual life or actual stock price volatility, our pro forma results could differ substantially.

RECENT ACCOUNTING PRONOUNCEMENTS

For information on the recent accounting pronouncements impacting our business, see Note 1 of the Notes to Consolidated Financial Statements included in Item 8.

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

Changes in foreign currency exchange rates can affect our reported results of operations, which are reported in U.S. dollars. Based on the foreign currency rate in effect at the time of the translation of our non-U.S. results of operations into U.S. dollars, reported results could be different from prior periods even if the same amount and mix of our products were sold at the same local prices during the two periods. This will affect our reported results of operations, and also makes the comparison of our business performance in two periods more difficult. For example, our revenues for the year ended December 31, 2004, were over $1.0 billion using applicable foreign currency exchange rates for that period. However, applying the foreign currency exchange rates in effect during the year ended December 31, 2003 to our non-U.S. revenues for 2004 would result in $34.8 million less revenue for that period. These changes in currency exchange rates have affected, and will continue to affect, our reported results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities.

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

Foreign Currency Transactions. We have operations in Europe, Asia-Pacific and the Americas. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. Many of our reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in exchange rates because they may become worth more or less than they were worth at the time we entered into the transaction due to changes in exchange rates. Both realized and unrealized gains or losses on the value of these receivables and payables are included in the determination of net income. Net currency exchange gains (losses) recognized on business transactions, net of hedging transactions, were $(0.4) million, $0.1 million and ($1.1) million for the years ended December 31, 2004, 2003 and 2002, respectively, and are included in other income and expense in the Consolidated Statements of Income.

Our currency exposures vary, but are primarily concentrated in the euro, British pound sterling and Japanese yen. Historically, we have used foreign currency forward contracts to mitigate foreign currency risk on foreign currency receivables and payables. At December 31, 2004, we had $13.8 million in foreign currency forward contracts outstanding to hedge currency risk on specific receivables and payables. These contracts, which all settled on various dates through January 2005, effectively fix the exchange rate at which these specific receivables and payables will be settled in, so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying receivables and payables.

At December 31, the notional principal and fair value of Invitrogen’s outstanding foreign currency derivatives to hedge the value of its foreign currency receivables and payables were as follows:

	2004		2003
(in millions)	Notional Principal	Fair Value	Notional Principal	Fair Value
Forward exchange contracts	$13.8	$(0.05)	$44.01	$(0.20)

The notional principal amounts provide one measure of the transaction volume outstanding as of year-end, and does not represent the amount of Invitrogen’s exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of December 31, 2004 and 2003. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

In addition to hedging the value of our foreign currency receivables and payables, our foreign currency-hedging program includes hedging of forecasted foreign currency cash flows. At December 31, 2004, the value of our executed forward contracts to hedge forecasted foreign currency cash flows totaled $164.9 million. The contracts mature on various dates through 2005. The contracts’ increase or decrease in value prior to their maturity will be accounted for as cash flow hedges and recorded in other comprehensive income in the Consolidated Balance Sheets. To the extent any portion of the forward contracts is determined to not be an effective hedge, the increase or decrease in value prior to the maturity will be recorded in other income and expense in the Consolidated Statement of Income.

Based on the cash flow hedge contracts outstanding as of December 31, 2004, a 10% decrease in the value of the dollar relative to the currencies under contract would result in an approximate $16.5 million unrealized loss. Conversely, a 10% increase in the value of the dollar relative to the currencies under contract would result in a $16.5 million unrealized gain. Consistent with the nature of the economic hedge provided by these foreign exchange contracts, such unrealized gains or losses would be offset by corresponding decreases or increases, respectively, in the dollar value of the future foreign currency cash flows.

Commodity Prices. Our exposure to commodity price changes relates to certain manufacturing operations that utilize certain commodities as raw materials. We manage our exposure to changes in those prices primarily through our procurement and sales practices.

Interest Rates. Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The fair value of our cash equivalents and marketable securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. We do not utilize financial contracts to manage our exposure to changes in interest rates. At December 31, 2004, we had $1.1 billion in cash, cash equivalents and marketable securities, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of $198.4 million of our cash and cash equivalents at December 31, 2004, as these consisted of securities with maturities of less than three months. A 100 basis point increase or decrease in interest rates would, however, decrease or increase, respectively, the remaining $888.4 million of our investments by approximately $6.8 million. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our statement of operations until the investment is sold or if the reduction in fair value was determined to be a permanent impairment.

In February 2004, we acquired BioReliance Corporation, which did utilize derivative financial instruments to reduce interest rate risk. As of December 31, 2004, there is one outstanding interest rate swap that was entered into by BioReliance. This instrument swapped floating rate LIBOR payments to fixed rate payments. The current notional amount of this swap is $4.1 million.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

See discussion under Market Risk in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the

Board of Directors of Invitrogen Corporation

We have audited the accompanying consolidated balance sheets of Invitrogen Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(d). These consolidated financial statements and the financial statement schedule are the responsibility of Invitrogen Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Invitrogen Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2004, 2003 and 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Invitrogen Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

February 17, 2005

INVITROGEN CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$198,396	$397,013
Short-term investments	779,279	595,092
Restricted cash and investments	5,706	6,632
Trade accounts receivable, net of allowance for doubtful accounts of $5,242 and $4,129, respectively	165,754	117,095
Inventories	122,787	126,707
Deferred income tax assets	31,866	19,310
Prepaid expenses and other current assets	28,440	25,495

Total current assets	1,332,228	1,287,344
Long-term investments	109,088	177,070
Property and equipment, net	222,193	186,231
Goodwill	1,424,671	983,407
Intangible assets, net	440,182	464,659
Deferred income tax assets	1,051	904
Other assets	84,922	66,074

Total assets	$3,614,335	$3,165,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$12,390	$1,784
Accounts payable	64,261	55,745
Accrued expenses and other current liabilities	119,024	65,406
Income taxes	510	2,758

Total current liabilities	196,185	125,693
Long-term obligations, deferred credits and reserves	35,876	32,069
Pension liabilities	15,307	17,249
Deferred income tax liabilities	153,716	161,331
Convertible debt	1,300,000	1,022,500

Total liabilities	1,701,084	1,358,842

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.01 par value, 6,405,884 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value, 125,000,000 shares authorized; 56,274,648 and 54,595,766 shares issued, respectively	562	546
Additional paid-in-capital	2,029,222	1,942,756
Deferred compensation	(14,887)	(11,265)
Accumulated other comprehensive income	72,214	56,158
Retained earnings (accumulated deficit)	4,331	(84,494)
Less cost of treasury stock; 4,831,562 shares and 3,201,451 shares, respectively	(178,191)	(96,854)

Total stockholders’ equity	1,913,251	1,806,847

Total liabilities and stockholders’ equity	$3,614,335	$3,165,689

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the Years Ended December 31,
	2004	2003	2002
Revenues	$1,023,851	$777,738	$648,597
Cost of revenues	416,002	308,389	269,898

Gross profit	607,849	469,349	378,699

Operating expenses:
Sales and marketing	180,663	154,522	124,859
General and administrative	110,656	88,708	71,105
Research and development	73,116	54,593	33,698
Purchased intangibles amortization	106,821	79,373	64,302
Purchased in-process research and development	728	1,410	—
Business integration costs	—	1,318	16,207

Total operating expenses	471,984	379,924	310,171

Operating income	135,865	89,425	68,528

Other income (expense):
Interest income	25,271	24,026	27,391
Interest expense	(32,203)	(28,561)	(24,097)
Loss on early retirement of debt	(6,775)	—	—
Other income (expense), net	(782)	178	(646)

Total other income and expense, net	(14,489)	(4,357)	2,648

Income before provision for income taxes and minority interest	121,376	85,068	71,176
Income tax provision	(32,551)	(24,329)	(22,207)
Minority interest	—	(609)	(1,302)

Net income	$88,825	$60,130	$47,667

Earnings per common share:
Basic	$1.72	$1.19	$0.91

Diluted	$1.63	$1.17	$0.90

Weighted average shares used in per share calculations:
Basic	51,684	50,346	52,643
Diluted	60,396	51,712	52,963

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in- Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock		Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount					Shares	Amount
Balance at December 31, 2001	53,000	$530	$1,870,107	$(205)	$(7,063)	$(192,291)	—	$—	$1,671,078
Deferred compensation	—	—	(20)	20	—	—	—	—	—
Amortization of deferred compensation expense	—	—	—	185	—	—	—	—	185
Common stock issued under employee stock plans	268	3	5,019	—	—	—	—	—	5,022
Tax benefit on employee stock plans	—	—	1,162	—	—	—	—	—	1,162
Adjust prior year tax benefit on employee stock plans	—	—	(4,473)	—	—	—	—	—	(4,473)
Purchase of treasury shares	—	—	—	—	—	—	(3,296)	(100,000)	(100,000)
Minimum pension liability adjustment, net of deferred taxes	—	—	—	—	(5,031)	—	—	—	(5,031)	$(5,031)
Foreign currency translation adjustment	—	—	—	—	27,000	—	—	—	27,000	27,000
Net income	—	—	—	—	—	47,667	—	—	47,667	47,667

Balance at December 31, 2002	53,268	533	1,871,795	—	14,906	(144,624)	(3,296)	(100,000)	1,642,610	$69,636

Fair value of options assumed for purchase business combination, less intrinsic value of unvested options to be amortized	—	—	19,521	(5,186)	—	—	—	—	14,335
Deferred compensation	—	—	(72)	72	—	—	—	—	—
Amortization of deferred compensation expense	—	—	—	1,498	—	—	—	—	1,498
Common stock issued under employee stock plans	1,328	13	39,005	(3,329)	—	—	(5)	(355)	35,334
Issuance of restricted stock	—	—	819	(4,320)	—	—	100	3,501	—
Tax benefit on employee stock plans	—	—	11,688	—	—	—	—	—	11,688
Minimum pension liability adjustment, net of deferred taxes	—	—	—	—	1,001	—	—	—	1,001	$1,001
Unrealized gain on investments, net of deferred taxes	—	—	—	—	747	—	—	—	747	747
Foreign currency translation adjustment, net of deferred taxes provided on undistributed subsidiary earnings	—	—	—	—	39,504	—	—	—	39,504	39,504
Net income	—	—	—	—	—	60,130	—	—	60,130	60,130

Balance at December 31, 2003	54,596	546	1,942,756	(11,265)	56,158	(84,494)	(3,201)	(96,854)	1,806,847	$101,382

Deferred compensation	—	—	(782)	782	—	—	—	—	—
Amortization of deferred compensation expense	—	—	—	4,576	—	—	—	—	4,576
Common stock issued under employee stock plans	1,679	16	70,242	(8,980)	—	—	—	—	61,278
Tax benefit on employee stock plans	—	—	17,006	—	—	—	—	—	17,006
Purchase of treasury shares	—	—	—	—	—	—	(1,630)	(81,337)	(81,337)
Minimum pension liability adjustment	—	—	—	—	106	—	—	—	106	$106
Unrealized loss on cash flow hedging instruments, net of deferred taxes	—	—	—	—	(8,673)	—	—	—	(8,673)	(8,673)
Unrealized loss on investments, net of deferred taxes	—	—	—	—	(2,562)	—	—	—	(2,562)	(2,562)
Foreign currency translation adjustment, net of deferred taxes	—	—	—	—	27,185	—	—	—	27,185	27,185
Net income	—	—	—	—	—	88,825	—	—	88,825	88,825

Balance at December 31, 2004	56,275	$562	$2,029,222	$(14,887)	$72,214	$4,331	(4,831)	$(178,191)	$1,913,251	$104,881

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$88,825	$60,130	$47,667
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of businesses acquired and divested:
Depreciation	36,889	28,287	20,178
Amortization of intangible assets	110,140	82,330	67,489
Amortization of premiums on investments, net of accretion of discounts	8,192	11,697	5,725
Amortization of deferred compensation	4,576	1,498	185
Amortization of deferred debt issue costs	3,534	3,475	3,200
Deferred income taxes	(25,690)	(26,049)	(15,831)
Non-cash business integration costs	728	2,335	9,242
Other non-cash adjustments	8,880	4,172	4,603
Changes in operating assets and liabilities:
Restricted cash	—	—	8,145
Trade accounts receivable	(19,759)	(4,652)	2,362
Inventories	11,343	7,270	(1,270)
Prepaid expenses and other current assets	(2,489)	(5,599)	1,642
Other assets	(1,715)	1,732	(1,803)
Accounts payable	(4,795)	16,481	788
Accrued expenses and other current liabilities	22,553	(2,282)	(18,241)
Settlement of claim assumed from business acquired	—	(13,625)	—
Income taxes	11,512	855	(4,796)

Net cash provided by operating activities	252,724	168,055	129,285

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(1,146,017)	—	—
Maturities of available-for-sale securities	1,024,203	—	—
Purchases of held-to-maturity securities	—	(621,531)	(922,437)
Maturities of held-to-maturity securities	—	592,470	367,911
Proceeds from sales of held-to-maturity securities	—	—	968
Net proceeds from sale of business	—	—	1,160
Net cash paid for business combinations	(520,773)	(422,784)	(6,441)
Payment received on notes receivable	—	—	805
Purchases of property and equipment	(39,050)	(32,173)	(51,515)
Proceeds from sale of property and equipment	1,329	2,716	1,181
Payments for intangible assets	(9,171)	(608)	(2,400)

Net cash used in investing activities	(689,479)	(481,910)	(610,768)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net principal payments on lines of credit	—	—	(2,755)
Proceeds from long-term obligations	438,924	340,673	—
Principal payments on long-term obligations	(185,988)	(2,355)	(525)
Repayment of minority interest capital	—	(4,127)	—
Proceeds from sale of common stock	61,278	35,334	5,022
Purchase of treasury stock	(81,337)	(5,354)	(94,646)

Net cash provided by (used in) financing activities	232,877	364,171	(92,904)
Effect of exchange rate changes on cash	5,261	27,006	15,864

Net increase (decrease) in cash and cash equivalents	(198,617)	77,322	(558,523)
Cash and cash equivalents, beginning of period	397,013	319,691	878,214

Cash and cash equivalents, end of period	$198,396	$397,013	$319,691

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2004, 2003 AND 2002

1. BUSINESS ACTIVITY, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND SIGNIFICANT ACCOUNTS

Business Activity

Invitrogen’s products are principally life science research tools in reagent and kit form, biochemicals, sera, media, software, and other products and services that Invitrogen sells to corporate, academic and government entities worldwide. Invitrogen’s business is focused on two principal segments, a BioDiscovery segment and a BioProduction segment.

Principles of Consolidation

The consolidated financial statements include the accounts of Invitrogen Corporation and its majority owned or controlled subsidiaries collectively referred to as Invitrogen. All significant intercompany accounts and transactions have been eliminated in consolidation. For purposes of these Notes to Consolidated Financial Statements, gross profit is defined as revenues less cost of revenues and gross margin is defined as gross profit divided by revenues. Operating income is defined as gross profit less operating expenses and operating margin is defined as operating income divided by revenues.

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

Concentrations of Risks

Approximately $248.5 million, $225.2 million and $196.8 million, or 25%, 29% and 31% of Invitrogen’s product revenues during the years ended December 31, 2004, 2003 and 2002, respectively, were derived from university and research institutions which management believes are, to some degree, directly or indirectly supported by the U.S. Government. If there were to be a significant change in current research funding, particularly with respect to the National Institutes of Health, it could have a material adverse impact on Invitrogen’s future results of operations.

Segment Information

Invitrogen operates in two lines of businesses; BioDiscovery and BioProduction. Invitrogen has no intersegment revenues that are material to the overall consolidated financial statements. Invitrogen does not currently segregate assets by segment as a majority of Invitrogen’s total assets are shared or considered non-segment assets. Invitrogen has determined that it is not useful to assign its shared assets to individual segments. Based on the aggregation criteria of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” Invitrogen’s products and services in the BioDiscovery segment share similar economic characteristics, but are different from the economic characteristics of the products and services of our BioProduction segment. As a result of using the aggregation guidelines, there is no logical subgrouping of products within either the BioDiscovery or BioProduction segments.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004, 2003 AND 2002

Revenue Recognition

Revenues from product sales are recognized upon transfer of title to the product, which generally occurs upon shipment to the customer. Invitrogen generally ships to its customers FOB shipping point. In cases where customers order and pay for product and request that Invitrogen stores a portion of the orders for them, Invitrogen records any material up-front payments as deferred revenue in accrued expenses and other current liabilities in the consolidated balance sheets and recognizes revenue upon shipment of the product to the customer. Deferred product revenues at December 31, 2004, 2003 and 2002 totaled $19.1 million, $10.8 million and $9.4 million, respectively.

Invitrogen, through one of its subsidiaries, recognizes revenue from commercial contracts, which are principally fixed-price or fixed-rate, using the proportional performance method, except for services that are generally completed within three days, which are accounted for using the completed-contract method. Proportional performance is determined using expected output milestones. The proportional performance may be affected by future events, including delays caused by laboratory interruptions, client-mandated changes and the unpredictability of biological processes. Accordingly, Invitrogen undertakes a review process to determine that recorded revenue represents the actual proportional performance in all material respects.

Revenue recorded under proportional performance for projects in process is not intended to, and does not necessarily, represent the amount of revenue that Invitrogen could recover from the client if any project failed or was cancelled. Invitrogen undertakes a review of unbilled accounts receivable from customers to determine that such amounts are expected to become billable and collectible in all material respects.

Royalty revenue is recognized when determinable, generally upon the receipt of the cash payment, and is not refundable. Grant and royalty revenues were $17.8 million, $10.7 million and $5.2 million in 2004, 2003 and 2002, respectively.

Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash equivalents, foreign cash accounts, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate the related fair values due to the short-term maturities of these instruments. The estimated fair value of the convertible notes is determined by using available market information and valuation methodologies that correlate fair value with the market price of Invitrogen’s common stock which is provided by a third party financial institution. The fair value of Invitrogen’s convertible notes at December 31, 2004 and 2003 are as follows:

(in thousands)	2004	2003
2 1/4% Convertible Subordinated Notes due 2006	$501,000	$526,250
5 1/2% Convertible Subordinated Notes due 2007	—	177,675
1 1/2% Convertible Senior Notes due 2024	422,527	—
2% Convertible Senior Notes due 2023	$416,353	$438,813

Cash and Cash Equivalents and Marketable Securities

Invitrogen invests its excess cash in marketable securities, principally auction rate securities, corporate notes and government securities. Invitrogen has established guidelines that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

Invitrogen considers all highly liquid investments with maturity of three months or less from the date of purchase to be cash equivalents. Cash equivalents at December 31, 2004 consisted primarily of overnight money

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004, 2003 AND 2002

market accounts, time deposits, commercial paper, demand notes and municipal notes and bonds with maturities of less than three months. Auction rate securities, historically classified as cash and cash equivalents, have been reclassified within the Consolidated Balance Sheets as marketable securities for the year ending December 31, 2003. Cash and cash equivalents for 2003 decreased by $191.7 million while short-term investments increased by the same amount.

Effective December 31, 2003, based upon management’s reevaluation of funding for Invitrogen’s acquisition strategy, Invitrogen changed its intent from holding marketable securities to maturity, to holding securities as available-for-sale. The change resulted in a reclassification of its securities classified as held-to-maturity to securities held available-for-sale.

All marketable debt and equity securities are categorized as available-for-sale and are stated at fair value, with unrealized gains and losses, net of deferred income taxes, reported in other comprehensive income affecting stockholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization and accretion, interest income and realized gains and losses are included in interest income within the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. Maturities and gross unrealized gains (losses) at December 31, 2004 and 2003 are as follows:

2004 (in thousands)	Maturity in Years	Amortized Cost	Unrealized		Estimated Fair Value
			Gains	Losses
Corporate obligations	1 or less	$222,661	$18	$(1,187)	$221,492
U.S. Treasury and Agency obligations	1 or less	214,165	8	(1,516)	212,657
Municipal obligations	1 or less	27,220	—	(41)	27,179
Commercial paper	1 or less	82,220	35	(6)	82,249
Auction rate securities	1 or less	235,702	—	—	235,702

Total short-term investments		781,968	61	(2,750)	779,279

Corporate obligations	1 to 2	57,296	—	(620)	56,676
U.S. Treasury and Agency obligations	1 to 2	46,363	4	(334)	46,033
Municipal obligations	1 to 2	2,359	—	(32)	2,327
Equity securities	—	4,844	—	(792)	4,052

Total long-term investments		110,862	4	(1,778)	109,088

		$892,830	$65	$(4,528)	$888,367

2003 (in thousands)	Maturity in Years	Amortized Cost	Unrealized		Estimated Fair Value
			Gains	Losses
Corporate obligations	1 or less	$247,610	$587	$(193)	$248,004
U.S. Treasury and Agency obligations	1 or less	154,994	435	(6)	155,423
Auction rate securities	1 or less	191,665	—	—	191,665

Total short-term investments		594,269	1,022	(199)	595,092

Corporate obligations	1 to 2	50,030	98	(29)	50,099
U.S. Treasury and Agency obligations	1 to 2	120,145	350	(6)	120,489
Municipal obligations	1 to 2	3,052	—	(20)	3,032
Equity securities	—	3,450	—	—	3,450

Total long-term investments		176,677	448	(55)	177,070

		$770,946	$1,470	$(254)	$772,162

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004, 2003 AND 2002

Investments considered to be temporarily impaired at December 31, 2004 are as follows:

	No. of Inv.	Less than 12 months of temporary impairment		Greater than 12 months of temporary impairment		Total temporary impairment
(in thousands except for number of investments)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate obligations	86	$234,382	$(1,760)	$11,508	$(47)	$245,890	$(1,807)

Commercial paper	6	27,225	(6)	—	—	27,225	(6)

U.S. Treasury and Agency obligations	63	249,553	(1,850)	—	—	249,553	(1,850)

Municipal obligations	5	9,531	(73)	—	—	9,531	(73)

Total debt securities	160	520,691	(3,689)	11,508	(47)	532,199	(3,736)

Equity securities	1	4,049	(792)	—	—	4,049	(792)

Total temporarily impaired securities	161	$524,740	$(4,481)	$11,508	$(47)	$536,248	$(4,528)

Temporarily impaired securities were mainly purchased during 2004.

Invitrogen believes that the decline in value is temporary and related to the change in market interest rates since purchase. The decline is not related to any company or industry specific event, and all portfolio investments are rated AA by various rating agencies. Invitrogen anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a change in the market interest rate environment.

Restricted Cash and Related Liabilities

Restricted cash consists of $5.7 million and $6.6 million at December 31, 2004 and 2003, respectively, and was held in a Rabbi Trust (the Trust). The Trust, which was assumed by Invitrogen upon the closing of its merger with Dexter Corporation (Dexter) in 2000, funds supplemental benefits for certain Dexter employees, most of whom are not employees of Invitrogen. The funds are invested primarily in money market accounts. The Trust is irrevocable and remains in place for the term of benefits payable, which in the case of certain supplemental retirement benefits is the death of the participants or their designated beneficiaries. At December 31, 2004, $7.4 million is included in accrued expenses and other current liabilities and pension liabilities that are to be funded by the Trust. No further contributions are required to be made to the Trust.

Accounts Receivable

Invitrogen provides reserves against trade receivables for estimated losses that may result from a customers’ inability to pay. The amount is determined by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers’ country or industry, historical losses and customer credit-worthiness. Additionally, all accounts with aged balances greater than one year are fully reserved for. Amounts later determined and specifically identified to be uncollectible are charged or written off against the reserve.

Inventories

Inventories are stated at lower of cost (first-in, first-out method) or market. Invitrogen reviews the components of its inventory on a regular basis for excess, obsolete and impaired inventory and makes appropriate

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004, 2003 AND 2002

dispositions as obsolete inventory is identified. Reserves for excess, obsolete and impaired inventory were $26.7 million at December 31, 2004 and 2003.

Inventories include material, labor and overhead costs in addition to purchase accounting adjustments to write-up acquired inventory to estimated selling prices less costs to complete, costs of disposal and a reasonable profit allowance. Inventories consist of the following at December 31:

(in thousands)	2004	2003
Raw materials and components	$17,934	$15,800

Work in process (materials, labor and overhead)	10,791	11,920
Adjustment to write up acquired work in process inventory to fair value	—	16,442

Total work in process	10,791	28,362

Finished goods (materials, labor and overhead)	94,062	81,340
Adjustment to write up acquired finished goods inventory to fair value	—	1,205

Total finished goods	94,062	82,545

	$122,787	$126,707

Property and Equipment

Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets principally using the straight-line method. Amortization of leasehold improvements is computed on the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Maintenance and repairs are charged to operations as incurred. When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in other income and expense.

Property and equipment consist of the following at December 31:

(in thousands)	Estimated Useful Life (in years)	2004	2003
Land	—	$19,449	$13,261
Building and improvements	1-50	134,912	124,771
Machinery and equipment	3-10	157,423	115,960
Construction in process	—	17,538	10,020

		329,322	264,012
Accumulated depreciation and amortization		(107,129)	(77,781)

		$222,193	$186,231

Goodwill and Other Intangible Assets

Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. In accordance with Statement of Financial Accounting Standards No. 141 or SFAS 141, “Business Combinations” and Statement of Financial Accounting Standards No. 142 or SFAS 142, “Goodwill and Other Intangible Assets”, goodwill is tested for impairment on an annual basis and

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004, 2003 AND 2002

between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite

SFAS No. 142 requires periodic evaluations for impairment of goodwill balances. Invitrogen performs its goodwill impairment tests annually during the fourth quarter of its fiscal year and more frequently if an event or circumstance indicates that impairment has occurred. Invitrogen completed its annual evaluation for impairment of goodwill as of October 1, 2004, and determined that no impairment of goodwill existed as of that date. A significant decline in our projected revenue or earnings growth or cash flows; a significant decline in our stock price or the stock price of comparable companies; and unanticipated competition or loss of key personnel are among the many factors that could result in an impairment charge that could have a material negative impact on our operating results.

Acquired intangible assets consist of the following:

	Weighted Average Life	December 31, 2004		December 31, 2003
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Purchased technology	7 years	$634,200	$(282,098)	$604,677	$(198,178)
Purchased tradenames and trademarks	5 years	54,074	(33,796)	42,200	(23,871)
Purchased customer base	13 years	54,018	(12,749)	34,400	(8,710)
Other intellectual properties	8 years	27,497	(12,026)	5,724	(3,003)
Genome libraries	3 years	1,581	(1,570)	1,581	(1,504)
Non-compete agreements	3 years	5,902	(2,302)	4,727	(835)

		$777,272	$(344,541)	$693,309	$(236,101)

Intangible assets not subject to amortization:
Purchased tradenames and trademarks		$7,451		$7,451

Aggregate amortization expense for intangible assets for the years ended December 31, 2004, 2003 and 2002 was $110.1 million, $82.3 million and $67.5 million, respectively. In conjunction with an immaterial acquisition (see Note 2—Business Combinations), $0.7 of the purchase price was allocated to in-process research and development and expensed in the Consolidated Statements of Income for the year ended December 31, 2004. In conjunction with the Molecular Probes acquisition, $1.4 million of the purchase price was allocated to in-process research and development and expensed for the year ended December 31, 2003.

The estimated aggregate amortization expense for amortized intangible assets owned as of December 31, 2004 for each of the five succeeding fiscal years is as follows:

(in thousands)
Years Ending December 31,
2005	$103,413
2006	$89,722
2007	$77,820
2008	$42,438
2009	$36,920

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004, 2003 AND 2002

Changes in the net carrying amount of goodwill for the years ended December 31, 2003 and 2004, are as follows:

(in thousands)	BioDiscovery Segment	BioProduction Segment	Total
Balance at December 31, 2002	$616,282	$152,177	$768,459
Goodwill reclassified to purchased technology upon completion of intangible asset valuation, net of deferred tax liability of $2.0 million	(4,047)	—	(4,047)
Purchase adjustments for resolution of income tax contingencies	(957)	(743)	(1,700)
Purchase adjustments to lease liabilities, net of deferred tax liability of $2.1 million	(1,525)	—	(1,525)
Other adjustments	(272)	58	(214)
Goodwill acquired during the year	222,201	—	222,201
Foreign currency translation	—	233	233

Balance at December 31, 2003	831,682	151,725	983,407
Goodwill reclassified to purchased technology upon completion of intangible asset valuation, net of deferred tax of $3.0 million	(20,965)	—	(20,965)
Purchase adjustments for resolution of income tax contingencies	(1,978)	(24,416)	(26,394)
Purchase adjustments to lease liabilities, net of deferred tax liability of $0.1 million	820	—	820
Other adjustments	29	(237)	(208)
Goodwill acquired during the year	52,224	434,407	486,631
Foreign currency translation	85	1,295	1,380

Balance at December 31, 2004	$861,897	$562,774	$1,424,671

Valuation of Long-Lived Assets and Intangibles

Invitrogen periodically re-evaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of its long-lived assets. The criteria used for these evaluations include management’s estimate of the asset’s continuing ability to generate income from operations and positive cash flow in future periods as well as the strategic significance of any intangible asset in Invitrogen’s business objectives. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets, which is determined by applicable market prices, when available. Invitrogen recognized impairment charges on long-lived assets of its continuing operations of $1.9 million, $5.0 million and $9.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at December 31:

(in thousands)	2004	2003
Accrued payroll and related expenses	$50,396	$25,950
Deferred revenue	19,121	11,657
Accrued interest	6,038	6,579
Accrued unrealized losses on hedge contracts	9,998	—
Accrued purchases	16,168	5,622
Accrued claims and assessments (see Note 6)	—	562
Accrued other	17,303	15,036

	$119,024	$65,406

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004, 2003 AND 2002

Research and Development Costs

Costs incurred in research and development activities are expensed as incurred, except certain software development costs capitalized after technological feasibility of the software is established.

Accounting for Stock-Based Compensation

Invitrogen accounts for its employee stock option plans and employee stock purchase plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations, and also has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). Accordingly, no compensation cost has been recognized for the fixed stock option plans or stock purchase plan under the fair value recognition provisions of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if Invitrogen had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

(in thousands, except per share data)	2004	2003	2002
Net income, as reported	$88,825	$60,130	$47,667
Add: Stock-based compensation expense included in reported net income, net of related tax effects	3,332	1,035	163
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(40,487)	(33,793)	(33,770)

Pro forma net income	$51,670	$27,372	$14,060

Basic earnings per share:
As reported	$1.72	$1.19	$0.91
Pro forma	1.00	0.54	0.27
Diluted earnings per share:
As reported	$1.63	$1.17	$0.90
Pro forma	0.95	0.53	0.27

The fair value of each option grant and purchase right is estimated on the date of grant using the present value pricing method as described in SFAS No. 123. The underlying assumptions used to estimate the fair values of options and purchase rights granted during the years ended December 31 are as follows:

	2004	2003	2002
Weighted average risk free interest rate for options	3.05%	3.05%	3.30%
Weighted average risk free interest rate for purchase rights	1.81%	1.71%	1.80%
Expected option life	4.4 yrs	4.5 yrs	4.0 yrs
Expected purchase right life	1.4 yrs	1.2 yrs	0.9 yrs
Expected stock price volatility	40%	40%	65%
Expected dividend yield	—	—	—
Weighted average fair value of options granted	$22.25	$23.24	$18.56
Weighted average fair value of purchase rights granted	$16.16	$15.85	$11.78

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, using

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004, 2003 AND 2002

enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Foreign Currency Translation and Hedging

Invitrogen translates the financial statements of its non-U.S. operations using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. Net gains or losses resulting from the translation of foreign financial statements, the effect of exchange rate changes on intercompany receivables and payables of a long-term investment nature, and net exchange rate gains and losses on the value of financial contracts entered into that hedge the value of these long-term intercompany receivables and payables are recorded as a separate component of stockholder’s equity. These adjustments will affect net income only upon sale or liquidation of the underlying non-U.S. investment. The cumulative translation adjustments included in accumulated other comprehensive income (loss) reported as a separate component of stockholders’ equity were net cumulative gains of $91.9 million and $64.7 million at December 31, 2004 and 2003, respectively. Should Invitrogen decide to repatriate certain undistributed earnings (see Note 7 to the Notes to Consolidated Financial Statements), cumulative translation gains of $10 million would be recognized in our consolidated results of operations.

Many of Invitrogen’s reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in currency exchange rates because they may become worth more or less than they were worth at the time we entered into the transaction due to changes in exchange rates. Both realized and unrealized gains or losses in the value of these receivables and payables are included in the determination of net income. Realized and unrealized gains or losses on the value of financial contracts entered into to hedge the exchange rate exposure of these receivables and payables are also included in the determination of net income. Net currency exchange gains (losses) recognized on business transactions, net of hedging transactions, were $(0.4) million, $0.1 million and $(1.1) million in 2004, 2003 and 2002, respectively, and are included in other income and expense in the Consolidated Statements of Income.

Invitrogen’s currency exposures vary, but are primarily concentrated in the euro, British pound sterling and Japanese yen. Historically, Invitrogen has used foreign currency forward contracts to mitigate foreign currency risk on intercompany foreign currency receivables and payables, which are expected to be settled. At December 31, 2004, Invitrogen had $13.8 million in foreign currency forward contracts outstanding to hedge currency risk on specific receivables and payables. These contracts, which settle on various dates through January 2005, effectively fix the exchange rate at which these specific receivables and payables will be settled in, so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying receivables and payables.

Invitrogen’s foreign currency hedging program includes hedging of forecasted foreign currency cash flows. At December 31, 2004, the value of its executed forward contracts to hedge forecasted foreign currency cash flows totaled $164.9 million. The contracts mature on various dates through 2005. The contracts’ increase or decrease in value prior to their maturity will be accounted for as cash flow hedges and recorded in other comprehensive income in the Consolidated Balance Sheets. To the extent any portion of the forward contracts is determined to not be an effective hedge, the increase or decrease in value prior to the maturity will be recorded in other income and expense in the Consolidated Statements of Income.

Based on the cash flow hedge contracts outstanding as of December 31, 2004, a 10% increase or decrease in the value of the dollar relative to the currencies under contract would result in an approximate $16.5 million

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004, 2003 AND 2002

unrealized gain or loss, respectively. Consistent with the nature of the economic hedge provided by these foreign exchange contracts, such unrealized gains or losses would be offset by corresponding decreases or increases, respectively, in the dollar value of the future foreign currency cash flows.

Computation of Earnings Per Share

Basic earnings per share was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur from the following items:

•	Convertible subordinated notes and contingently convertible notes where the effect of those securities is dilutive;
•	Dilutive stock options; and
•	Unvested restricted stock

In September 2004, the Emerging Issues Task Force reached a final consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (EITF 04-8). Contingently convertible debt instruments are financial instruments that add a contingent feature to a convertible debt instrument. The conversion feature is triggered when one or more specified contingencies occur and at least one of these contingencies is based on market price. Prior to the issuance of EITF 04-8, SFAS 128 had been widely interpreted to allow the exclusion of common shares underlying contingently convertible debt instruments from the calculation of diluted earnings per share in instances where conversion depends on the achievement of a specified market price of the issuer’s shares. The consensus requires that these underlying common shares be included in the diluted earning per share computations, if dilutive, regardless of whether the market price contingency or any other contingent factor has been met. The consensus, which is effective for reporting periods ending after December 15, 2004, requires the restatement of diluted earnings per share for all prior periods presented. Invitrogen has two series of contingently convertible debt instruments: the first series, $450.0 million principal amount of 1 1/2% convertible senior notes due February 15, 2024 (2024 Notes) and the second series, $350.0 million principal amount of 2% convertible senior notes due August 1, 2023 (2023 Notes), which contained certain contingent conversion features, including certain market value triggers; therefore, EITF 04-8 has been applied to Invitrogen’s diluted earnings per share calculation for the years ended December 31, 2004 and 2003.

In December 2004, Invitrogen completed an exchange of 83% and 91% of the 2023 and 2024 Notes (the New Notes), respectively. The New Notes require Invitrogen to settle the par value of such notes in cash and deliver shares only for the differential between the stock price on the date of conversion and the base conversion price. As such, Emerging Issues Task Force Issue 90-19, “Convertible Bonds with Issuer Option to Settle for Cash Upon Conversion” (EITF 90-19) and EITF 04-8 require us to use the treasury stock equivalent method to calculate diluted earnings per share. The treasury stock equivalent method requires us to include in our calculation of diluted earnings per share shares issuable if the notes were to be converted at the end of the reporting period in which they were outstanding. Under the treasury stock method, the number of shares of our common stock deemed to be outstanding for the purpose of calculating diluted earnings per share is increased when the average closing sale price of our common stock at the end of a reporting period exceeds the base conversion prices of the notes. The if-converted method continues to be used for non-contingent convertible notes and for the portion of the 2023 and 2024 contingent convertible notes that remain outstanding after the exchange.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004, 2003 AND 2002

Computations for basic and diluted earnings per share employing EITF 04-8 and EITF 90-19, for the years ending December 31, 2004, 2003 and 2002 are as follows:

(in thousands, except per share amounts)	Net Income (Numerator)	Shares (Denominator)	Amount
2004
Basic earnings per share:
Net income	$88,825	51,684	$1.72

Diluted earnings per share:
Dilutive stock options	—	1,440
Unvested restricted stock	—	172
2 1/4% Convertible Subordinated Notes due 2006	8,370	5,807
2% Convertible Senior Notes due 2023	763	960
1 1/2% Convertible Senior Notes due 2024	328	333

Net income plus assumed conversions	$98,286	60,396	$1.63

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		2,544
2003
Basic earnings per share:
Net income	$60,130	50,346	$1.19

Diluted earnings per share:
Dilutive stock options	—	944
Unvested restricted stock	—	63
2% Convertible Senior Notes due 2023	314	359

Net income plus assumed conversions (restated)	$60,444	51,712	$1.17

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		3,155
2 1/4% Convertible Subordinated Notes due 2006		5,807
5 1/2% Convertible Subordinated Notes due 2007		2,025
2002
Basic earnings per share:
Net income	$47,667	52,643	$0.91

Diluted earnings per share:
Dilutive stock options	—	320

Net income plus assumed conversions	$47,667	52,963	$0.90

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		4,518
2 1/4% Convertible Subordinated Notes due 2006		5,807
5 1/2% Convertible Subordinated Notes due 2007		2,025

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004, 2003 AND 2002

Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes unrealized gains and losses that are excluded from the Consolidated Statements of Income and are reported as a separate component in stockholders’ equity. The unrealized gains and losses include foreign currency translation adjustments, unrealized gains or losses on available-for-sale investments, unrealized gains or losses on hedging of forecasted foreign currency cash flows and adjustments to the minimum pension liability, net of tax. The minimum pension liability adjustment represents the excess of the additional pension liability over the unrecognized prior service cost.

Accumulated other comprehensive income (loss) consists of the following at December 31,

(in thousands)	2004	2003
Foreign currency translation adjustment, net of deferred taxes	$91,882	$64,697
Unrealized gains (losses) on investments, net of deferred taxes	(1,801)	761
Unrealized gains (losses) on hedging transactions, net of deferred taxes	(8,673)	—
Minimum pension liability adjustment, net of deferred taxes	(9,194)	(9,300)

	$72,214	$56,158

Recent Accounting Pronouncements

In May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 106-2 (FSP 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP 106-2 provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. This FSP also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act (the Subsidy). The guidance in FSP 106-2 related to the accounting for the Subsidy applies only to the sponsor of a single-employer defined benefit postretirement health care plan for which (a) the employer has concluded that prescription drug benefits available under the plan to some or all the participants for some or all future years are “actuarially equivalent” to Medicare Part D and thus qualify for the Subsidy under the Act and (b) the expected Subsidy will offset or reduce the employer’s share of the cost of the underlying postretirement prescription drug coverage on which the Subsidy is based. This FSP also provides guidance for the disclosures about the effects of the Subsidy for an employer that sponsors a postretirement health care benefit plan that provides prescription drug coverage, but for which the employer has not yet been able to determine actuarial equivalency. This FSP is effective for the first interim period beginning after June 15, 2004. Invitrogen is investigating the impact of FSP 106-2’s initial recognition, measurement and disclosure provisions on its Dexter Postretirement Health and Benefit Program, but is currently unable to conclude whether the benefits provided by the plan are actuarially equivalent to Medicare Part D. As a result of this, measurement of the accumulated plan benefit obligation and net periodic postretirement benefit cost does not reflect the effects of the Act on Invitrogen’s postretirement benefit plan. Invitrogen does not expect FSP 106-2 to have a material impact on its consolidated financial statements.

At its September 29-30, 2004, meeting, the FASB reached a consensus on Emerging Issues Task Force (EITF) Issue No. 04-8 (EITF Issue 04-8), “The Effect of Contingently Convertible Debt on Diluted Earnings Per

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004, 2003 AND 2002

Share,” that contingently convertible debt instruments will be subject to the if-converted method under FASB Statement of Financial Accounting Standards (SFAS) No. 128 (SFAS 128), “Earnings Per Share,” regardless of the contingent features included in the instrument. Under current practice, issuers of contingently convertible debt instruments exclude potential common shares underlying the debt instruments from the calculation of diluted earnings per share until the market price or other contingency is met. The effective date for EITF Issue 04-8 is for reporting periods ending after December 15, 2004. Invitrogen has applied the EITF guidance by retroactively restating earnings per share for all applicable periods (see disclosure related to “Computation of Earnings Per Share” located elsewhere in this note).

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43 Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “ . . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal to require treatment as a current period charges . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement will be effective for inventory costs during the fiscal years beginning after June 15, 2005. Invitrogen does not believe that the adoption of this statement will have a material impact on its financial condition or results of operations.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123R). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123R must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS 123R on July 1, 2005.

As permitted by SFAS 123, Invitrogen currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the assumptions for the variables which impact the computation. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share elsewhere in Note 1 to our consolidated financial statements. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While Invitrogen cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $17.0 million, $11.7 million, and $1.2 million in 2004, 2003 and 2002, respectively.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (SFAS 153). SFAS 153 eliminates the

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004, 2003 AND 2002

exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by Invitrogen beginning January 1, 2006. Invitrogen is currently evaluating the effect that the adoption of SFAS 153 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

On October 22, 2004, the American Jobs Creation Act (AJCA) was signed into law. The AJCA includes a special one-time 85 percent dividends received deduction for certain foreign earnings that are repatriated. In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (FSP FAS 109-2), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP FAS 109-2 provides accounting and disclosure guidance for this repatriation provision. Invitrogen has begun its evaluation of the effects of this provision. Although FSP FAS 109-2 is effective immediately, Invitrogen will not be able to complete its evaluation until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. Invitrogen expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language.

In December 2004, the FASB issued FASB Staff Position No. FAS109-1 (FSP FAS 109-1), “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP FAS 109-1 clarifies that the deduction will be treated as a “special deduction” as described in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. The impact of the deduction will be reported in the period in which the deduction is claimed. Invitrogen is currently assessing the financial impact of FSP FAS 109-1 on its consolidated financial statements.

Reclassifications

Certain reclassifications have been made to conform prior period financial information to the current presentation. These reclassifications had no effect on reported net income. The 2004 presentation of 2003 and 2002 selling, administrative and research and development costs by segment reflects reclassifications of general and administrative costs from the unallocated segment to the BioDiscovery and BioProduction segments to conform to Invitrogen’s corporate expense allocation methodology applied in 2004. The Consolidated Balance Sheet as of December 31, 2003 and the Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002 include the reclassification of auction rate securities from cash and cash equivalents to short-term investments.

2. BUSINESS COMBINATIONS

Business Combinations

BioReliance Acquisition

On February 6, 2004, Invitrogen acquired all of the outstanding shares of common stock and stock options of BioReliance Corporation (BioReliance). Based in Maryland, BioReliance is a contract service organization,

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004, 2003 AND 2002

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

The results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. The total cost of the acquisition is as follows:

(in thousands)
Cash paid for common stock	$404,793
Cash paid for outstanding common stock options	28,505
Debt assumed as a result of acquisition	70,436
Direct costs	3,322

Total purchase price	$507,056

The final purchase price allocation is shown below:

(in thousands)
Fair value of net tangible assets acquired	$122,958
Fair value of debt assumed	(70,436)
Fair value of identifiable intangible assets acquired	44,300
Goodwill	410,234

$507,056

Purchased intangibles are being amortized over a weighted average life of 4 years. An established client list, a history of operating margins and profitability, a strong scientific employee base and operations in an attractive market niche were among the factors that contributed to a purchase price resulting in the recognition of goodwill. Invitrogen believes none of the intangible assets and goodwill recognized will be deductible for federal income tax purposes, although a portion of the purchase price will be deductible for certain state tax purposes.

As a result of the integration of the business and Invitrogen’s implementation of a decision made by the board of directors of BioReliance prior to the acquisition to close duplicate facilities in Worchester, Massachusetts, Invitrogen has terminated 76 employees and relocated 8 employees to other sites. During the second quarter of 2004, Invitrogen reached a decision to exit BioReliance’s contract manufacturing business in Rockville, Maryland, and, accordingly, adjusted the related assets to their net realizable value. At December 31, 2004, Invitrogen had $1.4 million remaining in accrued expenses and other current liabilities in the Consolidated Balance Sheets related to this integration. Activity for accrued acquisition and business integration costs for the year ended December 31, 2004, is as follows:

(in thousands) (unaudited)	Opening Balance Sheet Accruals	Amounts Paid in Cash	Balance at December 31, 2004
Stock options	$28,505	$(28,403)	$102
Severance charges	1,134	(393)	741
Change-in-control agreements	991	(641)	350
Other costs to close facilities	390	(140)	250
Direct costs	3,322	(3,322)	—

	$34,342	$(32,899)	$1,443

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004, 2003 AND 2002

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

The results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. The total cost of the acquisition is as follows:

(in thousands)
Cash paid for common stock	$307,387
Fair value of stock options assumed	19,522
Cash acquired in transaction	(7,333)
Direct costs	2,449

Total purchase price	$322,025

The final purchase price allocation is shown below:

(in thousands)
Fair value of net tangible assets acquired	$29,557
Fair value of identifiable intangible assets acquired	113,579
Long-term deferred tax liability on fair value of identifiable intangible assets acquired	(44,921)
Fair value of in-process research and development costs	1,410
Deferred compensation on unvested stock options assumed	5,186
Goodwill	217,214

$322,025

A consistent pattern of sales growth, a history of operating margins and profitability, a strong scientific employee base and operations in a specialized niche in our industry were among the factors that contributed to a purchase price resulting in the recognition of goodwill. Invitrogen believes that none of the intangible assets and goodwill recognized will be deductible for income tax purposes.

As a result of the integration of the business, Invitrogen has terminated 5 employees. A total of $3.3 million was paid for severance related to these employees. Activity for accrued acquisition and business integration costs for the years ended December 31, 2004 was none and for December 31, 2003, is as follows:

(in thousands) (unaudited)	Opening Balance Sheet Accruals	Amounts Paid in Cash	Balance at December 31, 2003
Severance and related employee charges	$3,324	$(3,324)	$—
Direct costs	2,419	(2,419)	—

	$5,743	$(5,743)	$—

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004, 2003 AND 2002

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

The results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. The total cost of the acquisition is as follows:

(in thousands)
Cash paid	$94,890
Cash paid to escrow for repayment of long-term debt assumed	6,252
Cash paid to acquire leased equipment	1,304
Direct costs	1,832

Total purchase price	$104,278

The final purchase price allocation is shown below:

(in thousands)
Fair value of net tangible assets acquired	$24,323
Fair value of identifiable intangible assets acquired	71,800
Goodwill	8,155

$104,278

Invitrogen believes that approximately $72 million of the intangible assets and goodwill recognized will be deductible for income tax purposes.

As a result of the integration of the business, Invitrogen has terminated 18 employees. Activity for accrued acquisition and business integration costs for the years ended December 31, 2004, and 2003, respectively, is as follows:

(in thousands) (unaudited)	Balance at December 31, 2003	Adjustments to Goodwill	Balance at December 31, 2004
Severance and related employee charges	$5	$(5)		$—
Direct costs	84	(84)		—

	$89	$(89)	$

(in thousands) (unaudited)	Opening Balance Sheet Accruals	Amounts Paid In Cash	Balance at December 31, 2003
Severance and related employee charges	$89	$(84)	$5
Direct costs	1,832	(1,748)	84

	$1,921	$(1,832)	$89

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004, 2003 AND 2002

Pro Forma Results

The following unaudited pro forma information assumes that the February 2004 acquisition of BioReliance, the August 2003 acquisition of Molecular Probes and the March 2003 acquisition of PanVera assets and underlying business occurred at the beginning of the periods presented. The unaudited pro forma information excludes Invitrogen’s other acquisitions in 2003 and 2004, as the effects of those acquisitions were not material to the overall consolidated financial statements. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the acquisitions been in effect as of the periods indicated above, or of future results of operations. The unaudited pro forma results for the years ended December 31 are as follows:

(in thousands, except per share data) (unaudited)	2004	2003
Revenues	$1,031,293	$922,899
Net income(1)	85,469	53,225
Earnings per share:
Basic	$1.65	$1.06
Diluted	$1.57	$1.03

(1)	Includes, on a pre-tax basis, nonrecurring charges of $17.6 million and $15.1 million for the years ended December 31, 2004 and 2003, respectively, of increased cost of revenues for the estimated sale of inventory written up to fair market value under purchase accounting rules and $0.7 million and $1.4 million for the write-off of purchased in-process research and development costs for the years ended December 31, 2004 and 2003, respectively.

Immaterial Acquisitions

During 2004 and 2003, Invitrogen completed other acquisitions that were not material to the overall consolidated financial statements and the results of operations have been included in the accompanying consolidated financial statements from the respective dates of the acquisitions.

The aggregate cash purchase price of these 2004 acquisitions was $55.0 million. Pursuant to the purchase agreements for two of these acquisitions, Invitrogen could be required to make additional contingent cash payments based on certain operating results of the acquired companies. Payments aggregating a maximum of $84.5 million and certain other payments based upon percentages of future gross sales of the acquired companies could be required through 2007. An additional payment of $30.0 million based upon the completion of several research and development milestones of one of the acquired companies could be required through 2006. Invitrogen will account for any such contingent payments as an addition to the respective purchase price of the acquired company. The excess of purchase price over the acquired net tangible assets was $63.4 million at December 31, 2004, of which $31.9 million has been allocated to purchased intangibles which are amortized over a life of 8.6 years, $30.8 million has been allocated to goodwill in the Consolidated Balance Sheets and $0.7 million has been expensed as in-process research and development costs for the year ended December 31, 2004.

The aggregate cash purchase price of the 2003 acquisitions, one of which included the acquisition of the remaining 60% ownership in a consolidated subsidiary, was $9.9 million, in addition to the return of the selling partner’s capital account for the 60% interest. Pursuant to the purchase agreement for one of these acquisitions, Invitrogen could be required to make additional contingent cash payments based on certain operating results of the acquired company. Payments aggregating a maximum of $4.0 million and certain other payments based upon percentages of future gross sales of the acquired company could be required through 2007. Invitrogen will account for any such contingent payments as an addition to the purchase price. The excess of purchase price over the acquired net tangible assets was $10.9 million at December 31, 2004, of which $10.5 million has been

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004, 2003 AND 2002

allocated to purchased intangibles, which are amortized over a weighted average life of 4 years and $0.4 million, which has been allocated to goodwill in the Consolidated Balance Sheets.

Business Integration

In April 2002, Invitrogen announced its plan to integrate our operations in Alabama with the rest of Invitrogen. Business integration costs for the year ended December 31, 2002 totaled $13.9 million and have been recognized as expense in business integration costs in the Consolidated Statements of Income. These costs are for the termination of 228 employees, the relocation of 3 employees, and other costs associated with the closure of the facility. As of December 31, 2002 Invitrogen had $5.2 million in assets held for sale included in prepaid expenses and other current assets in the Consolidated Balance Sheets. In February 2003, Invitrogen sold one of the Huntsville facilities for $2.7 million, which approximated the carrying value of the facility at December 31, 2002. Invitrogen recognized an impairment loss of $0.9 million on the remaining facility for the year ended December 31, 2003, which is included in business integration costs in the Consolidated Statements of Income. This facility was subsequently sold in 2004 for $1.3 million. Activity for accrued business integration costs for the year ended December 31, 2002 is as follows:

(in thousands)	Net Additions Charged to Expense	Amounts Paid in Cash	Balance at December 31, 2002
Accrued Business Integration Costs:
Severance and related employee charges	$3,895	$(3,895)	$—
Other costs to close the facility	851	(851)	—

	4,746	$(4,746)	$—

Impairment losses on buildings	7,365
Losses on equipment and notes receivable write-offs	1,827

Total business integration costs	$13,938

3. SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

Invitrogen’s business focus is on two principal product segments, BioDiscovery products and services and BioProduction products and services. Invitrogen has two reportable segments: BioDiscovery and BioProduction.

The BioDiscovery product segment includes functional genomics, cell biology and drug discovery product lines. Functional genomics encompasses products from the initial cloning and manipulation of DNA, to examining RNA levels and regulating gene expression in cells, to capturing, separating and analyzing proteins. These include the research tools used in reagent and kit form that simplify and improve gene acquisition, gene cloning, gene expression, and gene analysis techniques. This segment also includes a full range of enzymes, nucleic acids, other biochemicals and reagents. These biologics are manufactured to the highest research standards and are matched in a gene specific, validated manner (gene, orf, rnai, protein, antibodies, etc.) to ensure researchers the highest purity and scientific relevance for their experimentation. Invitrogen also offers software that enables more efficient, accelerated analysis and interpretation of genomic, proteomic and other biomolecular data for application in pharmaceutical, therapeutic and diagnostic development. The recent acquisition of Zymed Laboratories, Inc. (Zymed) and proposed acquisition of Dynal Biotech Holding ASA (Dynal) have introduced and will continue to enable us to offer new technology and products, such as antibodies and proteins (Zymed)

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004, 2003 AND 2002

and magnetic beads used for biological separation (Dynal), which is the first step in almost every biologic investigative or diagnostic process. See Note 13 to the Notes to Consolidated Financial Statements.

The BioProduction product segment includes all of cell culture products and biological testing services business. Products include sera, cell and tissue culture media, reagents used in both life sciences research and in processes to grow cells in the laboratory, and to produce pharmaceuticals and other materials made by cultured cells. BioProduction services include testing to ensure that biologics are free of disease-causing agents or do not cause adverse effects; characterization of products’ chemical structures; development of formulations for long-term stability; and validation of purification processes under regulatory guidelines. Invitrogen also manufactures biologics on behalf of clients both for use in clinical trials and for the worldwide commercial market.

Invitrogen has no intersegment revenues that are material to the overall consolidated financial statements. In addition Invitrogen does not currently segregate assets by segment as a majority of Invitrogen’s total assets are shared or considered non-segment assets. Invitrogen has determined that it is not useful to assign its shared assets to individual segments.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004, 2003 AND 2002

Segmented information for the years ended December 31, are as follows:

(dollars in thousands)	BioDiscovery	BioProduction	Corporate And Unallocated(1)	Total
Year Ended December 31, 2004
Revenues from external customers	$591,417	$432,434	$—	$1,023,851

Gross profit	415,753	209,993	(17,897)	607,849

Gross margin	70%	49%		59%
Selling and administrative	196,971	94,062	286	291,319
Research and development	62,558	9,694	864	73,116
Business integration costs and merger-related amortization(2)	—	—	107,549	107,549

Operating income (loss)	$156,224	$106,237	$(126,596)	$135,865

Operating margin	26%	25%		13%

Year Ended December 31, 2003(3)
Revenues from external customers	$500,501	$277,237	$—	$777,738

Gross profit	339,782	144,852	(15,285)	469,349

Gross margin	68%	52%		60%
Selling and administrative	181,695	61,211	324	243,230
Research and development	46,557	7,702	334	54,593
Business integration costs and merger-related amortization(2)	—	—	82,101	82,101

Operating income (loss)	$111,530	$75,939	$(98,044)	$89,425

Operating margin	22%	27%		11%

Year Ended December 31, 2002(3)
Revenues from external customers	$428,883	$219,714	$—	$648,597

Gross profit	267,719	111,005	(25)	378,699

Gross margin	62%	51%		58%
Selling and administrative	145,552	50,280	132	195,964
Research and development	27,787	5,883	28	33,698
Business integration costs and merger-related amortization(2)	—	—	80,509	80,509

Operating income (loss)	$94,380	$54,842	$(80,694)	$68,528

Operating margin	22%	25%		11%

(1)	Unallocated items for the years ended December 31, 2004, 2003 and 2002, include costs for purchase accounting inventory revaluations of $17.6 million, $15.1 million and $0, amortization of purchased intangibles of $106.8 million, $79.4 million and $64.3 million, amortization of deferred compensation of $1.5 million, $0.8 million and $0.2 million, purchased in-process research and development costs of $0.7 million, $1.4 million and $0, and business integration costs of $0, $1.3 million and $16.2 million, respectively, which are not allocated by management for purposes of analyzing the operations, since they are principally non-cash or other costs resulting primarily from business restructuring or purchase accounting that are separate from ongoing operations.
(2)	Excludes deferred compensation of $1.5 million, $0.8 million and $0.2 million for the years ended December 31, 2004, 2003 and 2002, respectively, which is allocated to operating expenses.
(3)

2004 presentation of 2003 and 2002 selling, administrative and research and development costs by segment reflects reclassifications of general and administrative costs from the unallocated segment to the

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004, 2003 AND 2002

BioDiscovery and BioProduction segments to conform to Invitrogen’s corporate overhead allocation methodology applied in 2004.

Geographic Information

Information by geographic area for the years ended December 31 is as follows:

(in thousands)	2004	2003	2002
Product sales to unrelated customers located in:
Americas:
United States	$508,482	$398,617	$360,371
Other Americas	43,166	33,507	27,205

Total Americas	551,648	432,124	387,576
Europe	298,858	222,862	164,791
Asia Pacific	152,871	110,062	88,421
Other Foreign	2,695	2,020	2,088

Total product revenue	$1,006,072	$767,068	$642,876

Net long-lived assets located in:
Americas:
United States	$169,194	$147,497	$103,562
Other Americas	868	780	724

Total Americas	170,062	148,277	104,286

Europe:
United Kingdom	29,747	20,173	17,010
Other Europe	3,724	605	359

Total Europe	33,471	20,778	17,369

Asia Pacific	17,690	16,245	13,889
Other Foreign	970	931	607

Total net long-lived assets	$222,193	$186,231	$136,151

4. LINES OF CREDIT

As of December 31, 2004, foreign subsidiaries in Australia, Brazil, Japan and New Zealand had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The credit facilities bear interest at fixed rates, the respective bank’s prime rate and the Japan TIBOR rate (a weighted average rate of 1.60% at December 31, 2004). The U.S. dollar equivalent of these facilities total $8.9 million, of which $1.0 million was outstanding at December 31, 2004, under these lines of credit. There are no parent company guarantees associated with these facilities.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004, 2003 AND 2002

5. LONG-TERM OBLIGATIONS AND CONVERTIBLE DEBT

Long-term obligations and convertible debt consist of the following at December 31:

(in thousands)	2004	2003
1 1/2% Convertible Senior Notes (principal due 2024)	$450,000	$—
2% Convertible Senior Notes (principal due 2023)	350,000	350,000
2 1/4% Convertible Subordinated Notes (principal due 2006)	500,000	500,000
5 1/2% Convertible Subordinated Notes (principal due 2007)	—	172,500
Note payable, due September 30, 2006, interest accruing at an average rate of 4.8%, pledged restricted cash	12,584	—
Loan payable, campus purchase, due and payable prior to December 31, 2005, imputed interest of 2%	11,081	—
Capital leases	6,424	12,363
Other	4,318	4,892

	1,334,407	1,039,755
Less current portion	(12,390)	(1,784)

	$1,322,017	$1,037,971

Maturities of the long-term obligations and convertible debt listed above at December 31, 2004, are as follows:

(in thousands)	Gross Maturities	Imputed Interest On Minimum Lease Payments Under Capital Leases	Net Long-Term Obligations and Convertible Debt
Years Ending December 31,
2005	$12,788	$(398)	$12,390
2006	514,083	(372)	513,711
2007	1,056	(370)	686
2008	1,455	(370)	1,085
2009	3,761	(371)	3,390
Thereafter	803,698	(553)	803,145

Total	$1,336,841	$(2,434)	$1,334,407

Convertible Debt

In February 2004 and August 2003, Invitrogen issued $450.0 million principal amount of 1 1/2% convertible senior notes (the Old 1 1/2% Notes) due February 15, 2024 and $350.0 million principal amount of 2% convertible senior notes (the Old 2% Notes) due August 1, 2023 to certain qualified institutional buyers, respectively. After expenses, Invitrogen received net proceeds of $440.1 million and $340.7 million for the Old 1 1/2% Notes and Old 2% Notes, respectively. Interest on the Old Notes was payable semi-annually on February 15th and 1st and August 15th and 1st, for the Old 1 1/2% Notes and the Old 2% Notes, respectively. In addition to the coupon interest of 1 1/2% and 2%, additional interest of 0.35% of the market value of the Old Notes may have been required to be paid beginning February 15, 2012 and August 1, 2010, if the market value of the Old Notes during specified testing periods was 120% or more of the principle value, for the Old 1 1/2% Notes and the Old 2%

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004, 2003 AND 2002

Notes, respectively. This contingent interest feature was an embedded derivative with a de minimis value, to which no value had been assigned at issuance of either of the Old Notes or as of December 31, 2004 and 2003. The Old Notes were issued at 100% of principal value, and were convertible shares of common stock at the option of the holder, subject to certain conditions described below, at a price of $102.03 and $68.24 per share for the Old 1 1/2% Notes and Old 2% Notes, respectively. The Old Notes were to be redeemed, in whole or in part, at Invitrogen’s option on or after February 15, 2012 (for the Old 1 1/2% Notes) and August 1, 2010 (for the Old 2% Notes) at 100% of the principal amount. In addition, the holders of the Old Notes were able to require Invitrogen to repurchase all or a portion of the Old Notes for 100% of the principal amount, plus accrued interest, on three separate dates per their issuance agreement.

The Old Notes also contained restricted convertibility features that did not affect the conversion price of the notes but, instead, placed restrictions on the holder’s ability to convert their notes into shares of Invitrogen’s common stock (conversion shares). Holders were able to convert their Old Notes into shares of Invitrogen’s common stock prior to stated maturity.

During December 2004 Invitrogen offered up to $350.0 million aggregate principal amount of 2% Convertible Senior Notes due 2023 (the New 2% Notes) in a non-cash exchange for any and all outstanding Old 2% Notes, that were validly tendered on that date. Approximately 83% or $290.8 million of the Old 2% Notes was exchanged by their holders for New 2% Notes.

Additionally during December 2004 Invitrogen offered up to $450.0 million aggregate principal amount of 1 1/2% Convertible Senior Notes due 2024 (the New 1 1/2% Notes) in a non-cash exchange for any and all outstanding Old 1 1/2% Notes, that were validly tendered on that date. Approximately 91% or $412.1 million of the Old 1 1/2% Notes were exchanged by their holders for New 1 1/2% Notes.

The New 2% Notes and New 1 1/2% Notes (collectively the New Notes) carry the same rights and attributes as the Old 2% Notes and Old 1 1/2% Notes (collectively the Old Notes) except for the following; the terms of the New Notes require Invitrogen to settle the par value of such notes in cash and deliver shares only for the differential between the stock price on the date of conversion and the base conversion price (initially approximately $68.24 for New 2% Notes and $102.03 for the New 1 1/2% Notes). As such, EITF 90-19 and 04-8 required Invitrogen to use the treasury stock equivalent method to calculate diluted earnings per share, as if the New Notes were outstanding since date of issuance, the date the Old Notes were issued.

In December 2001, Invitrogen issued $500 million principal amount of 2 1/4% convertible subordinated notes (the 2 1/4% Notes) due December 15, 2006 to certain qualified institutional buyers. After expenses, Invitrogen received net proceeds of $487.1 million. Interest on the 2 1/4% Notes is payable semi-annually on June 15th and December 15th. The 2 1/4% Notes were issued at 100% of principal value, and are convertible into 5.8 million shares of common stock at the option of the holder at any time at a price of $86.10 per share. The 2 1/4% Notes may be redeemed, in whole or in part, at Invitrogen’s option on or after December 20, 2005 at 100% of the principal amount.

Costs incurred to issue the convertible notes totaled $9.3 million for the Old 1 1/2% Notes, $9.3 million for the Old 2% Notes, and $13.0 million for the 2 1/4% Notes. Finance costs (excluding legal and accounting fees) incurred to conduct the exchange of the Old Notes totaled $1.8 million ($0.8 million related to the Old 2% Notes and $1.0 million related to the Old 1 1/2% Notes). These costs have been deferred and included in other assets in the Consolidated Balance Sheets and amortized over the terms of the respective debt using the effective interest method. At December 31, 2004 and 2003, the unamortized balances of the issuance costs were $24.7 million and $19.9 million, respectively.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004, 2003 AND 2002

The 2 1/4% Notes are subordinate to substantially all of the current and future outstanding debt of Invitrogen, including all of its secured debt and all debts and liabilities of our subsidiaries. The 2 1/4% Notes are not subordinate to amounts Invitrogen owes for employee compensation, goods or services purchased or to amounts Invitrogen may owe to its subsidiaries.

In the event of a change of control of Invitrogen, the holders of the Old Notes, New Notes and the 2 1/4% Notes each have the right to require Invitrogen to repurchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of the notes plus all accrued and unpaid interest.

Redemption of Convertible Debt

During the year ended December 31, 2004, Invitrogen used a portion of the proceeds from the issuance of the Old 1 1/2% Notes to redeem its 5 1/2% Convertible Subordinated Notes due 2007, at the stated premium of 102.357 plus accrued interest through the date of redemption, which was during March 2004. Invitrogen recorded a loss of $4.1 million for the call premium payment and a loss of $2.7 million related to the write-off of unamortized deferred financing costs during the year ended December 31, 2004.

Capital Leases

During 2003 Invitrogen assumed a capital lease in conjunction with its acquisition of Molecular Probes. The capital lease, which was to expire in 2020, was for a building in Eugene, Oregon and as of December 31, 2003, the total discounted capital lease liability was $12.1 million, with $0.3 million allocated to the current portion of long-term obligations and $11.8 million allocated to long-term obligations, deferred credits and reserves in the Consolidated Balance Sheets. During 2004 Invitrogen entered into a purchase agreement to acquire this building. The purchase price of the building was $16.8 million of which $11.1 million is included as a current portion of long-term obligations in the Consolidated Balance Sheets. The debt is due and payable within one year from the date of purchase. Due to the purchase agreement, Invitrogen’s capital lease for the building is no longer in existence at December 31, 2004.

Included in property and equipment, capital assets that are leased as follows at December 31:

(in thousands)	2004	2003
Building and improvements	$5,000	$12,511
Machinery and equipment	1,331	164

	6,331	12,675
Less accumulated amortization	(230)	(1,929)

	$6,101	$10,746

Amortization of property and equipment under capital leases is included with depreciation expense.

6. COMMITMENTS AND CONTINGENCIES

Operating Leases

Invitrogen leases certain equipment and its office and manufacturing facilities under operating leases, which expire through December 2048. Certain rental commitments provide for escalating rental payments and certain commitments have renewal options extending through the year 2009. Rent expense under operating leases was

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004, 2003 AND 2002

$17.9 million, $10.1 million and $12.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. Sublease income totaled $0.7 million, $0.1 million and $0.1 million for the years ending December 31, 2004, 2003 and 2002, respectively.

Future minimum lease commitments and sublease rentals for operating leases at December 31, 2004 are as follows:

(in thousands)	Lease Commitments	Sublease Rentals	Net
Years Ending December 31,
2005	$15,675	$(926)	$14,749
2006	13,318	(667)	12,651
2007	10,586	(314)	10,272
2008	9,839	(324)	9,515
2009	9,201	(333)	8,868
Thereafter	35,883	(113)	35,770

	$94,502	$(2,677)	$91,825

In connection with its acquisition of InforMax in December 2002 and BioReliance in February 2004, Invitrogen recorded unfavorable lease liabilities associated with its remaining leases, which are incorporated into the schedule above. Total unfavorable lease liability for InforMax at December 31, 2004 and 2003 was $5.3 million and $6.6 million, including $0.3 million and $1.1 million classified in accrued expenses and other current liabilities and $5.0 million and $5.5 million classified in long-term obligations, deferred credits and reserves on the Consolidated Balance Sheets, respectively. Total unfavorable lease liability for BioReliance at December 31, 2004 was $1.2 million, including $0.2 million classified in accrued expenses and other current liabilities and $1.0 million classified in long-term obligations, deferred credits and reserves on the Consolidated Balance Sheets.

Licensing and Purchasing Agreements

Invitrogen develops, manufactures and sells certain products under several licensing and purchasing agreements. The licensing agreements require royalty payments based upon various percentages of sales or profits from the products. Terms of the licensing agreements generally range from the remaining life of the patent up to twenty years and initial costs are amortized over periods from seven to ten years, not to exceed their terms, using the straight-line method. Total royalties paid under agreements were $27.1 million, $25.0 million and $23.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. Invitrogen also has purchase agreements, which expire on various dates through 2008, under which it is obligated to purchase a minimum amount of raw materials each year through the expiration of the contracts and certain capital expenditure commitments. Payments under these contracts and capital commitments totaled $12.5 million in 2004, $10.9 million in 2003 and $11.3 million in 2002.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004, 2003 AND 2002

To maintain exclusivity, certain of the licensing agreements require guaranteed minimum annual royalty payments. Future minimum guaranteed royalties and unconditional purchase obligations at December 31, 2004, are as follows:

(in thousands)
Years Ending December 31, 2005	$13,517
2006	9,812
2007	9,509
2008	1,415
2009	365
Thereafter	265

$34,883

Letters of Credit

Invitrogen had outstanding letters of credit at December 31, 2004, totaling $3.8 million to support liabilities associated with Invitrogen’s self-insured worker’s compensation programs, of which these liabilities are reflected in other current liabilities and long-term deferred credits and reserves in the Consolidated Balance Sheets at December 31, 2004 and outstanding letters of credit at December 31, 2004, totaling $4.9 million to support its building lease requirements, for a combined total of $8.7 million in letters of credit with financial institutions.

Executive Employment Agreements

We have entered into employment contracts with key executives that provide for the continuation of salary if terminated for reasons other than cause, as defined in those agreements. At December 31, 2004, the future employment contract commitments for such key executives were approximately $5.9 million for the fiscal year ending December 31, 2005 and approximately $1.0 million for both fiscal year 2006 and 2007.

Guarantees

As part of capital leases assumed in conjunction with the acquisition of BioReliance acquisition, Invitrogen guarantees the debt of an outside third party collateralized by the underlying asset, the construction of a manufacturing facility for BioReliance. The residual value guarantee is approximately $4.7 million as of December 31, 2004, of which it is believed substantially all would be recoverable through various recourse provisions and an undeterminable recoverable amount based on the fair market value of the underlying assets. At December 31, 2004, a $3.6 million liability for capitalized lease obligation has been recorded, of which $0.3 million is classified as current portion of long-term obligations and $3.3 million as long-term obligation in the Consolidated Balance Sheets at December 31, 2004.

Contingent Acquisition Obligations

Pursuant to the purchase agreements for certain acquisitions, Invitrogen could be required to make additional contingent cash payments based on the achievement of certain operating results of the acquired companies. Payments aggregating a maximum of $87.3 million and certain other payments based upon certain percentages of future gross sales of the acquired companies could be required through 2008. An additional payment of $30.0 million could be required of Invitrogen based upon the achievement of several research and

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004, 2003 AND 2002

development milestones of a separate acquired company through 2006. Invitrogen will account for any such contingent payments as an addition to the purchase price of the acquired company.

Environmental Liabilities

Invitrogen assumed certain environmental exposures as a result of the merger with Dexter Corporation in 2000 and recorded reserves to cover estimated environmental clean-up costs. The environmental reserves, which are not discounted, were $7.9 million at December 31, 2004, and included current reserves of $0.8 million, which are estimated to be paid during the next year, and long-term reserves of $7.1 million. In addition, Invitrogen has an insurance policy to cover these assumed environmental exposures. Based upon currently available information, Invitrogen believes that it has adequately provided for these environmental exposures and that the outcome of these matters will not have a material adverse effect on its consolidated results of operations.

Intellectual Properties

Invitrogen is involved in various claims and legal proceedings of a nature considered normal to its business, including protection of its owned and licensed intellectual property. Invitrogen accrues for such contingencies when it is probable that a liability is incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. Specific royalty liabilities related to acquired businesses have been recorded on the Invitrogen consolidated financial statements at December 31, 2004.

Litigation

Invitrogen is subject to other potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted. These matters have arisen in the ordinary course and conduct of Invitrogen’s business, as well as through acquisitions, and some are expected to be covered, at least partly, by insurance. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities of Invitrogen. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters, which are pending or may be asserted, could be decided unfavorably to Invitrogen. Although the amount of liability at December 31, 2004, with respect to these matters cannot be ascertained, Invitrogen believes that any resulting liability should not materially affect Invitrogen’s consolidated financial statements.

7. INCOME TAXES

The differences between the U.S. federal statutory tax rate and Invitrogen’s effective tax rate are as follows for the years ended December 31:

	2004	2003	2002
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income tax	0.4	(0.3)	0.7
Non-U.S. tax rate differences	(6.2)	(2.8)	(2.2)
Repatriation of foreign earnings, net of related benefits	1.2	1.6	1.7
Export incentives	(2.6)	(1.8)	(1.4)
Research tax credits	(3.5)	(2.4)	(1.7)
Other	2.5	(0.7)	(0.9)

Effective income tax rate	26.8%	28.6%	31.2%

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004, 2003 AND 2002

Pretax income summarized by region for the years ended December 31 is as follows:

	2004	2003	2002
(in thousands)
United States	$30,993	$2,328	$12,919
Foreign	90,383	82,740	58,257

	$121,376	$85,068	$71,176

The income tax provision (benefit) consists of the following for the years ended December 31:

	2004	2003	2002
(in thousands)
Current:
Federal	$30,511	$21,410	$18,165
State	6,621	1,662	1,356
Foreign	21,109	27,306	18,517

Total current provision	58,241	50,378	38,038

Deferred:
Federal	(18,906)	(21,106)	(8,568)
State	(5,634)	(4,182)	(7,564)
Foreign	(1,150)	(761)	301

Total deferred benefit	(25,690)	(26,049)	(15,831)

Total provision	$32,551	$24,329	$22,207

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004, 2003 AND 2002

Significant components of Invitrogen’s deferred tax assets and liabilities are comprised of the following at December 31:

	2004	2003
(in thousands)
Deferred tax assets:
Tax loss and other carryforwards	$18,054	$5,998
Inventory adjustments	16,112	4,488
Accruals and reserves	16,615	14,354
Postretirement obligations	13,415	10,265
Fixed assets	—	1,291
Other comprehensive income	6,438	—
Other	—	1,676

Total gross deferred tax assets	70,634	38,072
Less valuation allowance	(5,065)	—

Total net deferred tax assets	65,569	38,072
Deferred tax liabilities:
Acquired intangibles	(134,523)	(148,387)
Undistributed earnings of acquired companies	(34,233)	(27,725)
Convertible debt	(16,778)	(2,596)
Fixed assets	(834)	—
Other comprehensive income	—	(481)

Total deferred tax liabilities	(186,368)	(179,189)

Net deferred tax liabilities	$(120,799)	$(141,117)

At December 31, 2004, Invitrogen had credit carryforwards of $2.1 million that do not have expiration dates and will be carried forward until they are fully utilized and $0.8 million that will begin to expire in 2016.

The tax benefit associated with employee stock plans reduced taxes payable by $17.0 million, $11.7 million and $1.2 million for 2004, 2003 and 2002, respectively. These benefits have been reflected as additional paid-in-capital in the accompanying Consolidated Statements of Stockholders’ Equity.

On October 22, 2004, the American Jobs Creation Act (AJCA) was enacted. The AJCA includes a one-time opportunity that allows US based multinational corporations to repatriate foreign earnings at a reduced rate of tax. Subject to meeting certain conditions and restrictions, 85% of qualifying repatriated foreign earnings, as defined by the AJCA, can be excluded from US taxable income. Invitrogen may elect to apply this provision to qualifying dividends made in 2005. Invitrogen has begun evaluating the impact of this repatriation provision. However, it is unlikely this evaluation can be completed until the U.S. Congress enacts certain technical corrections to the ACJA and the interpretation of certain provisions can be clarified. The Company expects to complete its evaluation shortly after the issuance of additional legislative guidance. The range of amounts being considered for repatriation is between $0 and $160 million. The related income tax benefit is estimated to range between $0 and $27 million.

Income taxes have not been provided on approximately $194 million of undistributed earnings of foreign subsidiaries at December 31, 2004. Included in the $194 million is $65 million that would only be distributed under the reduced federal tax rate of the AJCA repatriation provisions. Invitrogen only remits current earnings that can be repatriated without a material impact on the provision for income taxes and are considered to be in excess of the

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004, 2003 AND 2002

reasonably anticipated working capital needs of the foreign subsidiaries. Any remaining undistributed earnings are considered permanently invested in the operations of such subsidiaries. It is not practical to determine the amount of income tax payable in the event we repatriated all undistributed foreign earnings.

As a result of the examination by the IRS concluded in 2003 and in accordance with EITF 97-3, “Uncertainties Related to Income Taxes in a Purchase Business Combination,” Invitrogen adjusted deferred tax liabilities from $6.0 million to $21.2 million related to the undistributed earnings on a group of foreign subsidiaries that arose prior to their acquisition by Invitrogen. Such pre-acquisition earnings are not considered permanently invested in those operations. The effect of the adjustment was to increase goodwill by $15.2 million. Due to currency fluctuations the deferred tax liabilities on the specified pre-acquisition earnings increased by $6.5 million to $27.7 million at December 31, 2003, and by $6.5 million to $34.2 million at December 31, 2004.

During 2004, the IRS completed a review of the Invitrogen 2000 tax return with no adjustments. In addition, beginning in the fourth quarter the IRS began an audit of the Invitrogen 2002 tax return. While the audit is not completed, no adjustments have been proposed to the 2002 tax return by the IRS to date.

The IRS has completed its audits of Life Technologies and Dexter for tax years through 2000, the year of acquisition by Invitrogen. There were no material adjustments to taxes for prior years resulting from those audits, but one issue from the audit of Dexter remains unresolved. A protest has been filed with the IRS appeals office to resolve the remaining issue from the Dexter audits of 1994 through 2000.

In 2005, the IRS notified Invitrogen that it intends to audit the Molecular Probes 2002 tax return, the final tax year prior to its acquisition by Invitrogen.

Invitrogen believes that its tax reserves are adequate to cover any additional tax liability that may result from these audits and for all years still subject to audit.

Invitrogen acquired net operating losses and credit carryforwards through acquisitions completed in 2004. Since the acquired net operating losses and credit carryovers have a likelihood of not being realized, a valuation allowance of $5.0 million was recorded against these deferred tax assets. If, and when, the net operating losses and credit carryovers are realized, the benefit will reduce goodwill.

8. COMMON STOCK, PREFERRED STOCK AND PREFERRED STOCK PURCHASE RIGHTS PLAN

Common Stock Authorized Shares

Invitrogen has authorized 125 million shares of common stock.

Preferred Stock Authorized Shares

Invitrogen has authorized 6,405,884 shares of preferred stock of which no shares were outstanding at December 31, 2004 and 2003. Upon issuance, Invitrogen has the ability to define the terms of the preferred shares, including voting rights, liquidation preferences, conversion and redemption provisions and dividend rates.

Preferred Stock Purchase Rights Plan

Invitrogen has a Preferred Stock Purchase Rights Plan under which stockholders received one “right” to purchase one one-hundredth of a share of Series B Preferred Stock for each outstanding share of common stock held of record at the close of business on March 30, 2001. The rights, which will initially trade with the common

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004, 2003 AND 2002

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

Stock Repurchase Program

During 2002, Invitrogen’s Board of Directors authorized the repurchase of up to $300 million of common stock over a three-year period ending July 2005. A total of $100.0 million was repurchased during the year ended December 31, 2002. During the year ended December 31, 2004, Invitrogen repurchased 1.6 million shares of common stock at a total cost of $81.3 million, which has been reported as a reduction in stockholders’ equity as treasury stock. The timing and price of any further repurchases will depend on market conditions and other factors.

9. EMPLOYEE BENEFIT PLANS

401(k) Profit Sharing Plans

The Invitrogen 401(k) Savings and Investment Plan allows each eligible employee to voluntarily make pre-tax deferred salary contributions subject to regulatory and plan limitations. Invitrogen may make matching contributions in amounts as determined by the Board of Directors. Invitrogen made matching contributions of $2.3 million, $1.9 million and $2.1 million for the years ended December 31, 2004, 2003 and 2002, respectively, to this plan.

Invitrogen has assumed one other 401(k) retirement plan through its business combinations and made matching contributions of $0.7 million to this plan for the year ended December 31, 2004. Invitrogen intends to merge the assets of this plan with those of the Invitrogen 401(k) Savings and Investment Plan in 2005. Upon approvals of the plan termination from the IRS, participants may elect to receive a cash distribution or roll their assets into a qualified employer plan or retirement account. Employees of Invitrogen may elect to roll their assets into the Invitrogen 401(k) Savings and Investment Plan.

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

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004, 2003 AND 2002

Invitrogen also sponsors nonqualified supplementary retirement plans for certain former senior management of Life Technologies and Dexter, which were acquired in 2000. Invitrogen has life insurance policies on the lives of participants designed to provide sufficient funds to recover all costs of the plans. In addition to the above plans, Invitrogen sponsors nonqualified executive supplemental plans for certain former Dexter and Life Technologies senior managers that provide for a target benefit based upon a percentage of the average annual compensation during the highest five consecutive years of the last ten years before retirement, which benefit is then offset by other work related benefits payable to the participant. The Life Technologies plan is unfunded and funding for the Dexter plan is provided for through a Rabbi Trust.

Invitrogen also administers the Dexter Postretirement Health and Benefit Program (Dexter PRMB Plan), which provides benefits to certain participants who were employees of Dexter prior to the sale of their businesses and prior to Invitrogen’s merger with Dexter, who are not employees of Invitrogen.

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

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004, 2003 AND 2002

The funded status of Invitrogen’s pension plans and amounts recognized at December 31, 2004 and 2003 were as follows:

	Domestic Plans		Foreign Plans
(in thousands)	2004	2003	2004	2003
Change in Benefit Obligation:
Benefit obligation at beginning of year	$55,185	$48,954	$26,536	$19,188
Service cost	—	—	2,135	1,748
Interest cost	3,268	3,163	1,560	1,208
Plan participants’ contributions	108	74	449	371
Amendments	—	2,683	—	—
Actuarial (gain) loss	2,614	2,906	3,821	1,786
Curtailment	—	(477)	—	—
Benefits paid	(2,391)	(2,089)	—	—
Settlements	—	(29)	(758)	(388)
Foreign currency exchange rate changes	—	—	2,429	2,623

Benefit obligation at end of year	58,784	55,185	36,172	26,536

Change in Plan Assets:
Fair value of plan assets at beginning of year	56,822	44,538	16,969	12,485
Actual return (loss) on plan assets	7,830	9,314	1,662	1,319
Employer contribution	2,972	5,014	1,686	1,499
Plan participants’ contributions	108	74	449	371
Benefits and administrative expenses paid	(2,478)	(2,089)	—	—
Settlements	—	(29)	(758)	(388)
Foreign currency exchange rate changes	—	—	1,547	1,683

Fair value of plan assets at end of year	65,254	56,822	21,555	16,969

Funded status	6,470	1,637	(14,617)	(9,567)
Unrecognized actuarial loss	27,573	30,057	10,714	6,325
Unrecognized prior service cost	2,204	2,443	—	—

Net amount recognized	$36,247	$34,137	$(3,903)	$(3,242)

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Prepaid benefit cost	$35,399	$35,045	$—	$—
Accrued benefit liability	(14,382)	(16,316)	(3,903)	(3,242)
Accumulated other comprehensive loss	15,230	15,408	—	—

Net amount recognized	$36,247	$34,137	$(3,903)	$(3,242)

The weighted average assumptions used in accounting for the pension plans for the years ended December 31, 2004 and 2003 are as follows:

	Domestic Plans		Foreign Plans
	2004	2003	2004	2003
Discount rate	5.75%	6.00%	2.00%-5.50%	2.00%-6.00%
Expected return on plan assets	8.25%	8.00%	8.00%	8.00%
Rate of compensation increase	—	—	5.00%	5.00%

Invitrogen uses an actuarial measurement date of January 1 of the current year to determine pension and other postretirement benefit measurements as of December 31 of the current year. The discount rate is the estimated rate at which the obligation for pension benefits could effectively be settled. The expected return on

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004, 2003 AND 2002

plan assets reflects the average rate of earnings that Invitrogen estimates will be generated on the assets of the plans. The rate of compensation increase reflects Invitrogen’s best estimate of the future compensation levels of the individual employees covered by the plans. When calculating pension expense for 2004, Invitrogen assumed that its plan’s assets would generate a long-term rate of return of 8.00%, which is equivalent to the assumed rate of return of used to calculate pension expense for 2003. Invitrogen develops its expected long-term rate of return assumption based on historical experience and by evaluating input from the trustee managing the plan assets, including the trustee’s review of asset class return expectations by several consultants and economists as well as long-term inflation assumptions. Invitrogen’s expected long-term rate of return on plan assets is based on a target allocation of assets that was set so as to earn the highest rate of return while maintaining risk at acceptable levels. The plan strives to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio.

The assumed health care cost trend rates on the Dexter PRMB Plan at December 31, 2004 are as follows:

	Medical	Dental
Health care cost trend rate assumed for next year	8.00%	5.00%
Rate to which the cost trend rate is assumed to decline	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2010	—

Assumed health care cost trend rates have a significant effect on the amounts reported for the Dexter PRMB Plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1% increase	1% decrease
(in thousands)
Effect on interest cost plus service cost	$44	$(39)
Effect on postretirement benefit obligation	809	(708)

The components of net periodic pension cost for Invitrogen’s pension plans for the years ended December 31, 2004, 2003 and 2002 are as follows:

	Domestic Plans
(in thousands)	2004	2003	2002
Service cost	$—	$—	$177
Interest cost	3,268	3,163	2,927
Expected return on plan assets	(4,493)	(3,519)	(4,526)
Amortization of prior service cost	239	239	—
Amortization of actuarial loss	1,848	2,450	1,180

Net periodic pension cost (income)	$862	$2,333	$(242)

	Foreign Plans
(in thousands)	2004	2003	2002
Service cost	$2,135	$1,748	$1,271
Interest cost	1,560	1,208	934
Expected return on plan assets	(1,619)	(1,277)	(948)
Amortization of actuarial loss	61	2	3

Net periodic pension cost	$2,137	$1,681	$1,260

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004, 2003 AND 2002

The Dexter PRMB Plan is a frozen plan with plan assets in excess of benefit obligations. Net periodic pension income (cost) for the plan was $0.4 million, $(0.5) million and $1.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. Net periodic pension (cost) income for this plan is included in other income, net, in the Consolidated Statements of Income. Total plan increase (decrease) in minimum liability included in other comprehensive income for the years ended December 31, 2004 and 2003 was $(0.2) million and $(1.7) million, respectively.

The projected benefit obligations, accumulated benefit obligations and fair values of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2004 and 2003 were as follows:

	Domestic Plans		Foreign Plans
(in thousands)	2004	2003	2004	2003
Projected benefit obligation	$51,123	$47,670	$2,660	$2,057
Accumulated benefit obligation	$51,123	$47,670	$1,185	$905

Fair value of plan assets	$36,741	$31,354	$—	$—

The weighted average asset allocations at December 31, 2004 and 2003, by asset category, for Invitrogen’s domestic funded plans are as follows:

	Domestic Plan		Dexter PRMB Plan
	2004	2003	2004	2003
Equity securities	71%	70%	73%	70%
Debt securities	29%	30%	27%	30%

Total	100%	100%	100%	100%

The weighted average asset allocations at December 31, 2004 and 2003, by asset category, for Invitrogen’s foreign funded plan are as follows:

	UK Pension Plan
	2004	2003
Debt securities	47%	48%
Equity securities	39%	37%
Real estate securities	9%	10%
Other	5%	5%

Total	100%	100%

Plan assets are invested using active investment strategies that employ multiple investment funds. Funds cover a range of investment styles and approaches and are combined in a way to achieve a target allocation across capitalization, and style biases (equities), and interest rate expectations (fixed income). Risk is controlled through diversification among multiple asset classes, fund managers, styles, and securities. Invitrogen management and an investment advisor monitor performance against benchmark indices.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004, 2003 AND 2002

Benefit payments are expected to be paid as follows:

(in thousands)	Domestic Plans	Foreign Plans
Years Ending December 31,
2005	$2,283	$193
2006	2,288	327
2007	2,385	277
2008	2,421	448
2009	2,569	510
Thereafter	14,743	4,648

Total	$26,689	$6,403

Invitrogen’s policy is to fund its benefit plans in accordance with applicable IRS laws and requirements.

Contributions to Invitrogen’s benefit plans, with the exception of the domestic pension plan and Dexter PRMB Plan, are expected to be $2.9 million for the year ended December 31, 2005. Invitrogen does not expect to contribute to its Dexter PRMB Plan in 2005 as it is overfunded. Contribution to Invitrogen’s domestic pension plan in 2005, if any, will be determined later in the year.

10. EMPLOYEE STOCK PLANS

Employee Stock Purchase Plan

Invitrogen has a qualified employee stock purchase plan whereby eligible employees may elect to withhold up to 15% of their compensation to purchase shares of Invitrogen’s stock on a quarterly basis at a discounted price equal to 85% of the lower of the employee’s offering price or the closing price of the stock on the date of purchase. During the years ended December 31, 2004, 2003 and 2002, employees purchased 343,178, 166,204 and 105,686 shares at an average price of $28.00, $24.53 and $30.58 per share, respectively. As of December 31, 2004, there were 474,472 shares of Invitrogen’s common stock reserved for future issuance under the plan.

Restricted Stock Awards

During the years ending December 31, 2004 and 2003, Invitrogen issued 20,000 and 155,000 shares of restricted stock awards, respectively, with a combined weighted average grant date fair value of $52.02 per share ($72.77 for issuances during 2004 and $49.34 for issuances during 2003) to certain executive officers and key employees. The awards generally vest over four years. The deferred compensation for these restricted stock awards is based on the number of shares granted multiplied by the fair market value of the stock on the date of grant and then amortized as stock-based compensation expense over the vesting period of the restricted stock. For the years ended December 31, 2004 and 2003, Invitrogen recognized $2.2 million and $0.7 million in stock-based compensation expense related to these awards, respectively. At December 31, 2004, there was $6.2 million remaining in unamortized deferred compensation. The estimated amortization expense of the deferred compensation on the restricted stock awards as of December 31, 2004, is $2.3 million for 2005 and 2006 and $1.6 million for 2007.

Restricted Stock Units

During the year ending December 31, 2004, Invitrogen’s shareholders approved the 2004 Invitrogen Equity Incentive Plan (the 2004 Plan) which allows granting of restricted stock units. These units represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004, 2003 AND 2002

agreement. No monetary payment is required for receipt of restricted stock units or the shares issued in settlement of the award; instead, consideration is furnished in the form of the participant’s services to Invitrogen. A restricted stock unit is equal to 1.6 shares of Invitrogen’s common stock. As of December 31, 2004, a total of 110,540 restricted stock units were granted during the year.

The restricted stock units generally vest over four years. The deferred compensation for these restricted stock units is based on the number of shares granted multiplied by the fair market value of the stock on the date of grant and then amortized as stock-based compensation expense over the vesting period of the restricted stock. For the year ended December 31, 2004, Invitrogen recognized $0.7 million in stock-based compensation expense related to these restricted unit awards. At December 31, 2004, there was $5.9 million remaining in unamortized deferred compensation. The estimated amortization expense of the deferred compensation on the restricted stock unit awards as of December 31, 2004, is $2.2 million for 2005 and 2006 and $1.5 million for 2007.

Deferred Stock Awards

The 2004 Plan also provides that certain participants who are executives or members of a select group of highly compensated employees may elect to receive, in lieu of payment in cash or stock of all or any portion of such participant’s cash and/or stock compensation, an award of deferred stock units. A participant electing to receive deferred stock units will be granted automatically, on the effective date of such deferral election, deferred stock unit award for a number of stock units equal to the amount of the deferred compensation divided by an amount equal to the fair market value of a share of Invitrogen common stock on the date of grant. During the year ending December 31, 2004, only one participant elected to receive deferred stock unit awards, representing the issuance of 606 shares of common stock to be received in the future. The 2004 Plan is authorized to grant up to 100,000 shares of common stock as deferred stock units.

For the year ended December 31, 2004, Invitrogen recognized less than $0.1 million in stock-based compensation expense related to these deferred stock awards. At December 31, 2004, there was no unamortized deferred compensation.

Employee Stock Option Plans

Invitrogen has ten stock option plans: the 1995, 1997, 2000, 2001, 2002 and 2004 Invitrogen Corporation stock option plans, the 1996 and 1998 NOVEX Stock Option/Stock Issuance Plans, the Life Technologies 1995 and 1997 Long-Term Incentive Plans. Under these plans, incentive stock options and non-qualified stock options are granted to eligible employees and directors to purchase shares of Invitrogen’s common stock at an exercise price equal to no less than the fair market value of such stock on the date of grant. Invitrogen recognized deferred compensation expense for the difference between the exercise price and the fair market value of the common stock on the date of grant. If applicable Invitrogen recognizes deferred compensation for the intrinsic value of the unvested stock options assumed in the Molecular Probes and Life Technologies business combinations. Deferred compensation is amortized to stock-based compensation expense over the vesting period of the stock option. During the years ended December 31, 2004, 2003 and 2002, Invitrogen recognized $1.5 million, $0.8 million and $0.2 million, respectively, in stock-based compensation expense related to stock options. At December 31, 2004, there was $2.1 million remaining in unamortized deferred compensation. The estimated amortization expense of the deferred compensation on the unvested stock options assumed in the Molecular Probes business combination as of December 31, 2004 is $1.4 million for 2005, and $0.7 million for 2006.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004, 2003 AND 2002

2004 Equity Incentive Plan

During 2004, Invitrogen’s shareholders approved the Invitrogen Corporation 2004 Equity Incentive Plan (the 2004 Plan). The 2004 Plan replaced Invitrogen’s 1997, 2000, 2001 and 2002 stock option plans (collectively, the Prior Plans). Upon approval of the 2004 Plan, all Prior Plans were frozen and a total of 5.7 million shares of Invitrogen common stock were reserved for granting of new awards under the 2004 Plan. The 2004 Plan share reserve includes all options and other awards that Invitrogen has granted that are still outstanding under the Prior Plans as of December 31, 2004.

The 2004 Plan permits the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and deferred stock awards. Shares of Invitrogen common stock granted under the 2004 Plan in the form of stock options or stock appreciation rights are counted against the 2004 Plan share reserve on a one for one basis. Shares of Invitrogen common stock granted under the 2004 Plan as an award other than as an option or as a stock appreciation right are counted against the 2004 Plan share reserve on a 1.6 shares for each share of common stock basis.

Pursuant to an employment agreement entered in May 2003, Invitrogen granted an option to purchase 675,000 shares of Invitrogen’s common stock to its Chief Executive Officer. The option price was determined based on the fair market value of the common stock on the date of grant. This option grant is not included in any of the Invitrogen option plans discussed above.

All stock option plans, except the 2004 Invitrogen Corporation plans, have been frozen and grants will no longer be made from the frozen plans. Invitrogen may issue up to 13.6 million shares of stock under these plans, of which 7.9 million were granted and outstanding and 5.7 million were available for future grants at December 31, 2004. Options generally vest over a period of time ranging up to four years, are exercisable in whole or in installments, and expire ten years from the date of grant.

A summary of the status of Invitrogen’s stock option plans at December 31, 2002, 2003 and 2004 and changes during the periods then ended is presented in the tables below:

(in thousands, except per share data)	Options	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2001	4,934	$55.93
Granted	2,917	$35.91
Exercised	(162)	$11.02
Canceled	(1,400)	$64.66

Outstanding at December 31, 2002	6,289	$45.89
Granted	2,563	$50.86
Options assumed through business combination	414	$7.84
Exercised	(1,106)	$28.58
Canceled	(499)	$51.12

Outstanding at December 31, 2003	7,661	$47.65
Granted	2,377	$63.29
Exercised	(1,316)	$39.27
Canceled	(870)	$55.50

Outstanding at December 31, 2004	7,852	$53.45

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004, 2003 AND 2002

At December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$ 0.84-$ 8.63	167	5.2	$5.71	75	$4.36
$12.00-$29.83	373	5.9	$25.02	182	$23.69
$30.08-$38.19	1,906	7.8	$34.98	827	$34.88
$40.50-$59.88	1,586	7.4	$55.19	790	$55.37
$60.00-$69.39	2,530	8.8	$63.82	555	$64.22
$70.00-$95.75	1,290	7.6	$73.48	577	$72.04

$ 0.84-$95.75	7,852	7.9	$53.45	3,006	$51.38

11. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information for the years ended December 31, 2004, 2003 and 2002 is as follows:

(in thousands)	2004	2003	2002
Cash paid for interest	$26,166	$21,277	$21,032

Cash paid for income taxes	$47,431	$51,923	$42,974

Non cash Investing and Financing Activities:
Notes receivable from divestiture of businesses	$—	$—	$674

12. QUARTERLY FINANCIAL DATA (unaudited)

(in thousands, except per share data)	First Quarter		Second Quarter	Third Quarter		Fourth Quarter	Total Year
2004(1) Revenue	$251,324		$253,964	$256,328		$262,235	$1,023,851
Gross profit	141,985		146,033	157,205		162,626	607,849
Net income	10,509		19,689	28,163		30,464	88,825
Earnings per common share:
Basic	$0.20		$0.38	$0.54		$0.60	$1.72
Diluted	$0.19	(3)	$0.36	$0.51	(3)	$0.55	$1.63
2003(2) Revenues	$180,642		$192,387	$196,939		$207,770	$777,738
Gross profit	109,189		118,877	119,780		121,503	469,349
Net income	16,912		16,931	13,698		12,589	60,130
Earnings per common share:
Basic	$0.34		$0.34	$0.27		$0.25	$1.19
Diluted	$0.34		$0.34	$0.26		$0.24	$1.17

(1)

2004 includes the results of operations of BioReliance Corporation as of February 6, 2004, the date of the acquisition, and affects the comparability of the Quarterly Financial Data. During 2004, Invitrogen also

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004, 2003 AND 2002

completed other acquisitions that were not material and their results of operations have been included in the accompanying consolidated financial statements from their respective dates of acquisition. See Note 2 to the Notes to Consolidated Financial Statements.

(2)	2003 includes the results of operations of the PanVera business and Molecular Probes, Inc. as of March 28, 2003, and August 20, 2003, the respective dates of the acquisitions, and affects the comparability of the Quarterly Financial Data. During 2003, Invitrogen also completed other acquisitions that were not material and their results of operations have been included in the accompanying consolidated financial statements from their respective dates of acquisition. See Note 2 to the Notes to Consolidated Financial Statements.
(3)	Invitrogen has restated its prior reported 2004 quarterly diluted earnings per common share to reflect the impact of EITF Issue No. 04-8 (EITF 04-8), “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” from its 1 1/2% Convertible Senior Notes due 2024 and 2% Convertible Senior Notes due 2023. Even though quarterly diluted shares were revised for 2003 to reflect the impact of EITF 04-8, quarterly diluted earnings per common share did not change.

13. SUBSEQUENT EVENTS

In February 2005, Invitrogen completed two acquisitions that were not material to the overall consolidated financial statements. The aggregate cash purchase price for these acquisitions is expected to approximate $68 million. The results of operations will be included in Invitrogen’s future consolidated financial statements from the respective dates of acquisition. In addition, on February 8, 2005, Invitrogen entered into a definitive agreement to acquire all of the outstanding securities of Dynal Biotechnologies Holding ASA (Dynal) for approximately NOK 2.5 Billion (approximately $390 million). Dynal is a leading provider of magnetic and non-magnetic beads, which can be incorporated into a wide variety of Invitrogen’s offerings. The transaction is subject to the completion of certain closing conditions, including regulatory approval in Germany, and is expected to close during March 2005.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on our evaluation during the most recent quarter, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of December 31, 2004 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls. There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the date of the previously mentioned evaluation.

Management’s Report on Internal Control over Financial Reporting

The management of Invitrogen Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Invitrogen’s internal control over financial reporting is a process designed under the supervision of Invitrogen’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Invitrogen’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2004, management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of Invitrogen’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that Invitrogen maintained effective internal control over financial reporting as of December 31, 2004.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of Invitrogen included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of Invitrogen’s internal control over financial reporting as of December 31, 2004. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of Invitrogen’s internal control over financial reporting as of December 31, 2004, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

ITEM 9B. Other Information

None.

Attestation Report of Independent Registered Public Accounting Firm

To the Shareholders and the

Board of Directors of Invitrogen Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Invitrogen Corporation (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment about the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2004 and 2003 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004, and our report dated February 17, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

February 17, 2005

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Information about the Directors of Invitrogen is incorporated by reference from our proxy statement for the 2005 Annual Meeting of Stockholders filed with the SEC (the “Proxy Statement”) under the heading “Election of Directors”. Information about Section 16 reporting compliance is incorporated by reference to the Proxy Statement under the heading “Section 16 Beneficial Ownership Reporting Compliance.” Information regarding our Executive Officers is set forth in Item 1 of Part I of this Form 10-K under the caption “Executive Officers of the Registrant.” Information regarding Invitrogen’s Protocol is incorporated by reference to the Proxy Statement under the heading “The Invitrogen Protocol.” It is also available on our website at www.Invitrogen.com.

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

ITEM 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Principal Accounting Fees and Services”.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

The following consolidated financial statements of Invitrogen Corporation are included in Item 8.

2.	Financial Statement Schedules: Schedule II—Valuation and Qualifying Accounts Financial statements and schedules other than those listed below in item (c) are omitted for reason that they are not applicable, are not required, or the information is included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

3.	List of exhibits filed with this Annual Report on Form 10-K: For a list of exhibits filed with this Form 10-K, refer to the exhibit index beginning on page 95.

(b) Exhibits: For a list of exhibits filed with this Form 10-K, refer to the exhibit index beginning on page 95.

(c) Financial Statement Schedules: Schedule II—Valuation and Qualifying Accounts (see next page).

Schedule II — Valuation and Qualifying Accounts

For the Years Ended December 31, 2004, 2003 and 2002

(in thousands)	Balance at Beginning of Period	Net Additions Charged (Credited) to Expense	Additions Acquired (Excess Reserve Reductions) from Business Combinations	Deductions(1)	Foreign Currency Effect on Translation	Balance at End of Period
Allowance for Doubtful Accounts
Year ended December 31, 2004	$4,129	$643	$1,137	$(443)	$(224)	$5,242
Year ended December 31, 2003	4,431	76	(418)	(751)	791	4,129
Year ended December 31, 2002	5,281	520	(292)	(1,587)	509	4,431
Accrued Merger and Restructuring Related Costs
Year ended December 31, 2004	$795	$—	$35,936	$(33,756)	$—	$2,975
Year ended December 31, 2003	3,467	393	5,919	(8,984)	—	795
Year ended December 31, 2002	17,655	7,015	4,894	(26,097)	—	3,467
Accrued Claims and Assessments
Year ended December 31, 2004	$562	$(312)	$—	$(250)	$—	$—
Year ended December 31, 2003	14,675	—	—	(14,113)	—	562
Year ended December 31, 2002	13,875	—	800	—	—	14,675
Insurance, Environmental and Divestiture Reserves
Year ended December 31, 2004	$10,283	$212	$—	$(476)	$—	$10,019
Year ended December 31, 2003	10,568	(147)	—	(138)	—	10,283
Year ended December 31, 2002	12,146	(271)	(533)	(774)	—	10,568

Accrued merger and restructuring related costs are classified as follows at December 31:

(in thousands)	2004	2003
Current portion	$2,975	$795
Long-term portion	—	—

Total included above	$2,975	$795

Insurance, environmental and divestiture reserves are classified as follows at December 31:

(in thousands)	2004	2003
Current portion	$2,647	$2,454
Long-term portion	7,372	7,829

Total included above	$10,019	$10,283

Reconciliation of net additions charged (credited) to expense for business integration costs reported in the Consolidated Statements of Income are as follows:

(in thousands)	2004	2003	2002
Accrued merger and restructuring related costs	$—	$393	$7,015
Non-cash merger related costs:
Impairment losses on prepaid and fixed assets and notes receivable	—	925	9,192

Total merger costs	$—	$1,318	$16,207

(1)	Deduction for Allowance for Doubtful Accounts is for accounts written-off. Deductions for all other accounts are amounts paid in cash or reclassified to accounts payable, except for the following in 2004: $1.4 million in accrued merger costs was reclassed to goodwill which was attributable to cash refunds from taxing authorities of an acquired entity.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVITROGEN CORPORATION

Date: February 22, 2005	By:	/s/ GREGORY T. LUCIER
Gregory T. Lucier Chief Executive Officer and President (Principal Executive Officer and Authorized Signatory)

Pursuant to the requirements of the Securities Act, this report has been signed by the following persons in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ GREGORY T. LUCIER Gregory T. Lucier	Chief Executive Officer, President and Director (Principal Executive Officer)	February 22, 2005

/s/ DAVID F. HOFFMEISTER David F. Hoffmeister	Chief Financial Officer (Principal Financial Officer)	February 22, 2005

/s/ JOHN M. RADAK John M. Radak	Vice President, Finance (Principal Accounting Officer)	February 22, 2005

/s/ RAYMOND V. DITTAMORE Raymond V. Dittamore	Director	February 22, 2005

/s/ JAMES R. GLYNN James R. Glynn	Director	February 22, 2005

/s/ DONALD W. GRIMM Donald W. Grimm	Director	February 22, 2005

/s/ BALAKRISHNAN S. IYER Balakrishnan S. Iyer	Director	February 22, 2005

/s/ BRADLEY G. LORIMIER Bradley G. Lorimier	Director	February 22, 2005

/s/ RONALD A. MATRICARIA Ronald A. Matricaria	Director	February 22, 2005

/s/ JAY M. SHORT, PH.D. Jay M. Short, Ph.D.	Director	February 22, 2005

Dr. W. Ann Reynolds	Director	February 22, 2005

/s/ DAVID U’PRICHARD David U’Prichard	Director	February 22, 2005

INDEX TO EXHIBITS

(In our Annual Report on Form 10-K for the Year Ended December 31, 2001, we

numbered sequentially all of the material contracts that we had filed as of

March 31, 2002. Since that time, we have continued to number sequentially any additional material contracts that we file for ease of reference.)

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
2.1	Agreement and Plan of Merger, by and between Invitrogen and Life Technologies, Inc., dated July 7, 2000.(1)
2.2	Agreement and Plan of Merger, by and between Invitrogen and Dexter Corporation, dated July 7, 2000.(1)
2.3	Agreement and Plan of Merger, by and between Invitrogen, Babcock, Inc. and InforMax, Inc., dated October 15, 2002.(2)
2.4	Agreement and Plan of Merger, by and among Invitrogen, INVO Merger Corporation, and NOVEX, dated June 14, 1999(3)
2.5	Agreement and Plan of Merger, by and among Invitrogen, RG Merger Corporation, and Research Genetics, Inc., dated February 1, 2000(4)
2.6	Asset Purchase Agreement by and among Vertex Pharmaceuticals Incorporated, PanVera LLC and Invitrogen Corporation, dated February 4, 2003.(5)
2.7	Agreement and Plan of Merger, by and among Invitrogen Corporation, Mallard Acquisition Corporation, Molecular Probes, Inc. and Richard P. Haugland, as the Shareholders’ Agent, dated July 2, 2003.(27)
2.8	Agreement and Plan of Merger, by and among Invitrogen, Baseball Acquisition Corporation, and BioReliance Corporation, dated December 24, 2003.(26)
3.1	Restated Certificate of Incorporation of Invitrogen, as amended.(6)
3.2	Amended and Restated Bylaws of Invitrogen.(7)
3.3	Certificate of Correction to the Restated Certificate of Incorporation of Invitrogen, dated February 21, 2001.(8)
3.4	Certificate of Designation, Preferences and Rights of the Terms of the Series B Preferred Stock, dated March 27, 2001.(8)
4.1	Specimen Common Stock Certificate.(9)
4.2	5 1/2% Convertible Subordinated Notes Due 2007, Registration Rights Agreement, by and among Invitrogen, and Donaldson, Lufkin & Jenrette Securities Corporation et al., as Initial Purchasers, dated March 1, 2000.(10)
4.3	Indenture, by and between Invitrogen and State Street Bank and Trust Company of California, N.A., dated March 1, 2000.(10)
4.4	2 1/4% Convertible Subordinated Notes due 2006, Registration Rights Agreement, by and among Invitrogen and Credit Suisse First Boston Corporation et al., as Initial Purchasers, dated December 11, 2001.(11)
4.5	Indenture, by and between Invitrogen and State Street Bank and Trust Company of California, N.A. and Table of Contents of Indenture, including Cross-Reference Table to the Trust Indenture Act of 1989, dated December 11, 2001.(11)
4.6	2% Convertible Senior Notes Due 2023, Registration Rights Agreement, by and among Invitrogen, and UBS Securities LLC and Credit Suisse First Boston LLC, as Initial Purchasers, dated August 1, 2003.(28)
4.7	Indenture, by and between Invitrogen and U.S. Bank National Association, dated August 1, 2003.(28)
4.8	1 1/2% Convertible Senior Notes Due 2024, Registration Rights Agreement, by and among Invitrogen, and UBS Securities LLC and Bear Stearns & Co Inc., as Initial Purchasers, dated February 19, 2004.(29)

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
4.9	Indenture, by and between Invitrogen and U.S. Bank National Association, dated February 19, 2004.(29)
4.10	Indenture, by and between Invitrogen and U.S. Bank National Association, dated as of December 14, 2004.
4.11	Indenture, by and between Invitrogen and U.S. Bank National Association, dated as of December 14, 2004.
10.3	1995 Invitrogen Stock Option Plan.(9)
10.4	1996 Novel Experimental Technology Stock Option/Stock Issuance Plan.(12)
10.5	1997 Invitrogen Stock Option Plan, as amended, and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder.(13)
10.8	Novel Experimental Technology Employee Stock Ownership Plan and Trust Agreement, as amended, effective as of April 1, 1997.(14)
10.10	Stock Purchase Agreement, by and among Invitrogen and MorphaGen, Inc., a Delaware Corporation, dated November 3, 1998.(9)
10.11	1998 Novel Experimental Technology Stock Option/Stock Issuance Plan.(12)
10.12	1998 Invitrogen Employee Stock Purchase Plan, as amended, and form of subscription agreement thereunder.(1)
10.16	Lease, by and between CalWest Industrial Properties, LLC, a California limited liability company, and Invitrogen, dated as of May 31, 2001.(11)
10.17	Lease, by and between Blackmore Signal Hill, a California Limited Partnership, and Invitrogen, dated October 7, 1999.(15)
10.18	Lease, by and between Blackmore Lot 99 Investment, a California Limited Partnership, and Invitrogen, dated December 20, 1999.(15)
10.21	5 1/2% Convertible Subordinated Note Due 2007.(10)
10.22	5 1/2% Convertible Subordinated Notes due 2007, Purchase Agreement, dated February 25, 2000.(10)
10.26	2 1/4% Convertible Subordinated Notes due 2006.(11)
10.27	2 1/4% Convertible Subordinated Notes due 2006, Purchase Agreement, dated December 11, 2001.(11)
10.32	Change in Control Agreement, by and between Invitrogen and John D. Thompson, dated June 1, 2001.(16)
10.34	Rights Agreement, by and between Invitrogen and Fleet National Bank Rights Agent, dated February 27, 2001.(17)
10.35	2000 Nonstatutory Stock Option Plan, as amended and restated on July 19, 2001.(18)
10.36	Letter to Mr. Raymond Dittamore, regarding Non-Employee Director Compensation, dated November 5, 2001.(18)
10.37	Invitrogen 401(k), as amended and restated, effective as of January 1, 2002.(11)
10.42	Promotion and Relocation Letter, by and between Invitrogen and Daryl J. Faulkner, dated May 31, 2002.(19)
10.45	Change in Control Agreement, by and between Invitrogen and John A. Cottingham, dated as of June 7, 2002.(19)
10.46	Form of Secured Promissory Note under Invitrogen’s Employee Relocation Guidelines.(19)
10.47	Form of Deed of Trust with Assignment of Rents under Invitrogen’s Employee Relocation Guidelines.(19)
10.48	Form of Addendum to Deed of Trust with Assignment of Rents under Invitrogen’s Employee Relocation Guidelines.(19)
10.49	Form of Employee Relocation Guidelines under Invitrogen’s Employee Relocation Guidelines.(19)
10.50	Settlement Agreement between Invitrogen and Daryl J. Faulkner dated September 9, 2002.(20)

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
10.51	Executive Employment and Severance Agreement, by and between Invitrogen and James R. Glynn, effective as of December 5, 2002.(21)
10.53	Independent Contractor Services Agreement, by and between Invitrogen and Lyle C. Turner dated December 13, 2002.(21)
10.54	University Research Park Ground Lease, by and between University Research Park I and PanVera Corporation, dated as of October 1, 1978.(22)
10.56	Amendment to Executive Employment and Severance Agreement by and between Invitrogen Corporation and James R. Glynn, dated as of June 27, 2003.(23)
10.57	Employment Agreement by and between Invitrogen Corporation and Gregory T. Lucier, to be effective as of May 26, 2003.(23)
10.58	Change-In-Control Agreement by and between Invitrogen Corporation and Gregory T. Lucier, dated as of May 26, 2003.(23)
10.59	Indemnification Agreement by and between Invitrogen Corporation and Gregory T. Lucier, dated as of May 26, 2003.(23)
10.60	Restricted Stock Agreement by and between Invitrogen Corporation and Claude D. Benchimol, dated as of September 4, 2003.(24)
10.61	Restricted Stock Agreement by and between Invitrogen Corporation and Gregory T. Lucier, dated as of May 30, 2003.25)
10.62	NSO Agreement by and between Invitrogen Corporation and Gregory T. Lucier, dated as of May 30, 2003.(25)
10.63	Change-In-Control Agreement by and between Invitrogen Corporation and Claude D. Benchimol, dated as of October 16, 2003.(26)
10.64	Change-In-Control Agreement by and between Invitrogen Corporation and Benjamin E. Bulkley, dated as of October 16, 2003.(26)
10.65	Change-In-Control Agreement by and between Invitrogen Corporation and Joseph Rodriguez, dated as of October 23, 2003.(26)
10.66	Amended and Restated Change-In-Control Agreement by and between Invitrogen Corporation and John A. Cottingham, dated as of October 16, 2003.(26)
10.67	Amended and Restated Change-In-Control Agreement by and between Invitrogen Corporation and Daryl Faulkner, dated as of October 16, 2003.(26)
10.68	Amended and Restated Change-In-Control Agreement by and between Invitrogen Corporation and John D. Thompson, dated as of October 16, 2003.(26)
10.70	Restricted Stock Agreement by and between Invitrogen Corporation and Benjamin Bulkley, dated as of October 15, 2003.(26)
10.71	Restricted Stock Agreement by and between Invitrogen Corporation and Joseph Rodriguez, dated as of October 20, 2003.(26)
10.72	Change-In-Control Agreement by and between Invitrogen Corporation and Karen Gibson, dated as of January 30, 2004.(29)
10.73	Restricted Stock Agreement by and between Invitrogen Corporation and Karen Gibson, dated as of January 30, 2004.(29)
10.74	Change-In-Control Agreement by and between Invitrogen Corporation and Nicolas Barthelemy, dated as of March 10, 2004.(29)
10.75	Restricted Stock Agreement by and between Invitrogen Corporation and Nicolas Barthelemy, dated as of March 10, 2004.(29)
10.76	Executive Health Plan.(30)
10.77	Financial Planning Benefit Plan.(30)
10.78	Supplemental Long Term Disability Plan.(30)
10.79	Invitrogen Corporation Deferred Stock Unit Plan.(30)
10.80	Employment Agreement by and between Invitrogen Corporation and David F. Hoffmeister, effective October 13, 2004.(31)

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
10.81	Notice of Grant and Incentive Stock Option Agreement by and between Invitrogen Corporation and David F. Hoffmeister, effective October 13, 2004.(31)
10.82	Notice of Grant and Nonstatutory Stock Option Agreement by and between Invitrogen Corporation and David F. Hoffmeister, effective October 13, 2004.(31)
10.83	Notice of Grant and Restricted Stock Unit Agreement by and between Invitrogen Corporation and David F. Hoffmeister, dated October 13, 2004.(31)
10.84	Change-in-Control Agreement by and between Invitrogen Corporation and David F. Hoffmeister, dated as of October 13, 2004.(31)
10.85	Indemnification Agreement by and between Invitrogen Corporation and David F. Hoffmeister, dated as of October 13, 2004.(31)
10.86	Executive Officer Severance Plan and Summary Plan Description.(32)
10.87	Invitrogen Corporation 2005 Incentive Plan.(33)
10.88	Summary of Invitrogen Corporation Mid-Term Incentive Compensation Plan.(33)
10.89	Summary of Amendment to the Invitrogen Corporation 2005 Incentive Plan.(34)
10.90	Form of Non-Employee Director Stock Option Agreement.(34)
10.91	Form of Non-Employee Director Restricted Stock Unit Agreement.(34)
10.92	Summary of Non-Employee Director Compensation Program.(34)
21.1	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Financial Officer

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-43674). Original 1998 Invitrogen Employee Stock Purchase Plan (“Plan”) and form of subscription agreement thereunder are incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-68665) and amendment to Plan is incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-43674).
(2)	Incorporated by reference to the Registrant’s Report on Schedule TO filed on October 25, 2002.
(3)	Incorporated by reference to Registrant’s Registration Statement on Form S-4 (File No. 333-82593).
(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on February 16, 2000 (File No. 000-25317).
(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on April 11, 2003 (File No. 000-25317).
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2000 (File No. 000-25317).
(7)	The Amended and Restated Bylaws are incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-68665). A further amendment to the Bylaws adopted by a Resolution of the Board of Directors dated July 19, 2001 is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2001 (File No. 000-25317).
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2001 (File No. 000-25317).
(9)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-68665).
(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 1999 (File No. 000-25317).
(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2001 (File No. 000-25317), as amended.
(12)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-87085).

(13)	The 1997 Stock Option Plan, as amended and restated, is attached to Registrant’s Quarterly Report on Form 10-Q for the Quarterly period ended September 30, 2002 (File No. 000-25317). The forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement under the 1997 Stock Option Plan incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-68665).
(14)	Incorporated by reference to Registrant’s Registration Statement on Form S-1/A (File No. 333-87085).
(15)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2000, (File No. 000-25317).
(16)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2001 (File No. 000-25317).
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 30, 2001 (File No. 000-25317).
(18)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2001 (File No. 000-25317).
(19)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2002 (File No. 000-25317).
(20)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2002 (File No. 000-25317).
(21)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2002 (File No. 000-25317).
(22)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2003 (File No. 000-25317).
(23)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2003 (File No. 000-25317).
(24)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-108442).
(25)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-105730).
(26)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 000-25317).
(27)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on July 3, 2003 (File No. 000-25317).
(28)	Incorporated by reference to Registrant’s Registration Statement on Form S-3 (File No. 333-110060).
(29)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2004 (File No. 000-25317).
(30)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2004. (File No. 000-25317).
(31)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on October 18, 2004 (File No. 000-25317).
(32)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on November 15, 2004 (File No. 000-25317).
(33)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on January 31, 2005 (File No. 000-25317).
(34)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on February 14, 2005 (File No. 000-25317).