Form 10-Q
period 2005-03-31
INVITROGEN CORP
filed 2005-05-06
CIK 1073431

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

As of April 27, 2005, there were 51,936,672 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVITROGEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share data)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$640,784	$198,396
Short-term investments	378,419	779,279
Restricted cash and investments	5,840	5,706
Trade accounts receivable, net of allowance for doubtful accounts of $5,836 and $5,242, respectively	182,295	165,754
Inventories	127,293	122,787
Deferred income tax assets	27,971	31,866
Prepaid expenses and other current assets	33,696	28,440

Total current assets	1,396,298	1,332,228
Long-term investments	40,925	109,088
Property and equipment, net	225,541	222,193
Goodwill	1,466,117	1,424,671
Intangible assets, net	437,384	440,182
Deferred income tax assets	1,109	1,051
Other assets	86,259	84,922

Total assets	$3,653,633	$3,614,335

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term obligations	$1,803	$12,390
Accounts payable	66,550	64,261
Accrued expenses and other current liabilities	97,983	119,024
Income taxes	19,081	510

Total current liabilities	185,417	196,185

Long-term debt	1,319,561	1,319,315
Pension liabilities	15,086	15,307
Deferred income tax liabilities	156,055	153,716
Other long-term liabilities	12,947	16,561

Total liabilities	1,689,066	1,701,084

Commitments and contingencies

Stockholders’ Equity:
Preferred stock; $0.01 par value, 6,405,884 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value, 125,000,000 shares authorized; 56,705,030 and 56,274,648 shares issued, respectively	567	562
Additional paid-in-capital	2,052,702	2,029,222
Deferred compensation	(13,587)	(14,887)
Accumulated other comprehensive income	51,671	72,214
Retained earnings	51,405	4,331
Less cost of treasury stock; 4,831,562 shares	(178,191)	(178,191)

Total stockholders’ equity	1,964,567	1,913,251

Total liabilities and stockholders’ equity	$3,653,633	$3,614,335

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITROGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the Three Months Ended March 31,
	2005	2004
	(Unaudited)

Revenues	$277,081	$251,324
Cost of revenues	106,422	109,339

Gross profit	170,659	141,985

Operating Expenses:
Sales and marketing	48,480	45,454
General and administrative	30,004	27,023
Research and development	21,241	15,748
Purchased intangibles amortization	25,901	28,228
Purchased in-process research and development	1,200	—

Total operating expenses	126,826	116,453

Operating income	43,833	25,532

Other income (expense):
Interest income	5,876	5,854
Interest expense	(7,258)	(9,481)
Loss on early retirement of debt	—	(6,775)
Other income (expense), net	25,673	32

Total other income (expense), net	24,291	(10,370)

Income before provision for income taxes	68,124	15,162
Income tax provision	(21,050)	(4,653)

Net income	$47,074	$10,509

Earnings per common share:
Basic	$0.91	$0.20

Diluted	$0.82	$0.19

Weighted average shares used in per share calculation:
Basic	51,455	51,697
Diluted	60,229	55,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITROGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended March 31,
	2005	2004
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,074	$10,509
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of businesses acquired:
Depreciation	9,247	8,866
Amortization of intangible assets	26,897	28,907
Amortization of deferred debt issue costs	870	922
Amortization of premiums on investments, net of accretion of discounts	1,926	2,269
Amortization of deferred compensation	1,525	897
Deferred income taxes	(6,094)	(9,137)
In-process research and development	1,200	—
Other non-cash adjustments	2,088	13,940
Changes in operating assets and liabilities:
Trade accounts receivable	(14,901)	(24,453)
Inventories	(2,914)	4,393
Prepaid expenses and other current assets	6,028	(419)
Other assets	(2,404)	(670)
Accounts payable	(3,953)	(10,116)
Accrued expenses and other liabilities	(22,006)	408
Income taxes	18,427	4,084

Net cash provided by operating activities	63,010	30,400

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of available-for-sale securities	598,088	337,399
Purchases of available-for-sale securities	(134,692)	(344,700)
Net cash paid for acquired businesses	(63,243)	(466,232)
Purchases of property and equipment	(11,865)	(6,608)
Payments for intangible assets	(253)	(542)

Net cash provided by (used in) investing activities	388,035	(480,683)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term obligations	700	440,650
Principal payments on long-term obligations	(10,881)	(172,654)
Proceeds from sale of common stock	19,076	24,495

Net cash provided by financing activities	8,895	292,491

Effect of exchange rate changes on cash	(17,552)	3,025

Net increase (decrease) in cash and cash equivalents	442,388	(154,767)
Cash and cash equivalents, beginning of period	198,396	588,678

Cash and cash equivalents, end of period	$640,784	$433,911

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITROGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

Financial Statement Preparation

The unaudited condensed consolidated financial statements have been prepared by Invitrogen Corporation according to the rules and regulations of the Securities and Exchange Commission (SEC), and therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements for the periods presented reflect all adjustments, which are normal and recurring, necessary to fairly state the financial position, results of operations and cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on February 23, 2005.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Invitrogen Corporation and its majority owned or controlled subsidiaries collectively referred to as Invitrogen (the Company). All significant intercompany accounts and transactions have been eliminated.

Long-Lived Assets

The Company periodically re-evaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of its long-lived assets. The criteria used for these evaluations include management’s estimate of the asset’s continuing ability to generate income from operations and positive cash flow in future periods as well as the strategic significance of any intangible asset to the Company’s business objectives. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets, which is determined by applicable market prices, when available.

Other income (expense), net

Other income (expense), net consists of the following:

	For the Three Months Ended March 31,
(in thousands) (unaudited)	2005	2004
Gain on forward contract	$21,003	$—
Sale of equity investment	2,796	—
Foreign currency gain on intercompany loan	2,200	—
Other	326	32

	$25,673	$32

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

In September 2004, the Emerging Issues Task Force reached a final consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (EITF 04-8). Contingently convertible debt instruments are financial instruments that add a contingent feature to a convertible debt instrument. The conversion feature is triggered when one or more specified contingencies occur and at least one of these contingencies is based on market price. Prior to the issuance of EITF 04-8, FASB Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS 128) had been widely interpreted to allow the exclusion of common shares underlying contingently convertible debt instruments from the calculation of diluted earnings per share in instances where conversion depends on the achievement of a specified market price of the issuer’s shares. The consensus requires that these underlying common shares be included in the diluted earnings per share computations, if dilutive, regardless of whether the market price contingency or any other contingent factor has been met. The consensus, which is effective for reporting periods that ended after December 15, 2004, requires the restatement of diluted earnings per share for all prior periods presented. The Company has two series of contingently convertible debt instruments: the first series, $450.0 million principal amount of 1 1/2% convertible senior notes due February 15, 2024 (2024 Notes) and the second series, $350.0 million principal amount of 2% convertible senior notes due August 1, 2023 (2023 Notes), which contain certain contingent conversion features, including certain market value triggers. Accordingly, EITF 04-8 has been applied to the Company’s diluted earnings per share calculation for the three months ended March 31, 2005 and 2004.

In December 2004, the Company completed an exchange of 83% and 91% of the 2023 and 2024 Notes (the New Notes), respectively. The New Notes require the Company to settle the par value of such notes in cash and deliver shares only for the differential between the stock price on the date of conversion and the base conversion price. As such, Emerging Issues Task Force Issue No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash Upon Conversion” (EITF 90-19) and EITF 04-8 require the Company to use the treasury stock equivalent method to calculate diluted earnings per share. The treasury stock equivalent method requires the Company to include, in its calculation of diluted earnings per share, shares issuable if the notes were to be converted at the end of the reporting period in which they were outstanding. Under the treasury stock equivalent method, the number of shares of the Company’s common stock deemed to be outstanding for the purpose of calculating diluted earnings per share is increased when the average closing sale price of our common stock at the end of a reporting period exceeds the base conversion prices of the notes. The if-converted method continues to be used for non-contingent convertible notes and for the portion of the 2023 and 2024 contingent convertible notes that remain outstanding after the exchange.

Computations for basic and diluted earnings per share employing EITF 04-8 and EITF 90-19 are as follows:

(in thousands, except per share data) (unaudited)	Income (Numerator)	Shares (Denominator)	Earnings Per Share
Three Months Ended March 31, 2005
Basic earnings per share:
Net income	$47,074	51,455	$0.91

Diluted earnings per share:
Dilutive stock options	—	1,461
Unvested restricted stock	—	175
2 1/4% Convertible Subordinated Notes due 2006	2,099	5,807
2% Convertible Senior Notes due 2023	190	954
1 1/2% Convertible Senior Notes due 2024	93	377

Net income plus assumed conversions	$49,456	60,229	$0.82

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		1,318

Three Months Ended March 31, 2004
Basic earnings per share:
Net income	$10,509	51,697	$0.20

Diluted earnings per share:
Dilutive stock options	—	1,997
Unvested restricted stock	—	164
2% Convertible Senior Notes due 2023	189	1,147

Net income plus assumed conversions	$10,698	55,005	$0.19

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		525
2 1/4% Convertible Subordinated Notes due 2006		5,807
5 1/2% Convertible Subordinated Notes due 2007		1,669
1 1/2% Convertible Senior Notes due 2024		199

Accounting for Stock-Based Compensation

The Company accounts for its employee stock option plans and employee stock purchase plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Accordingly, no compensation cost has been recognized for the fixed stock option plans or stock purchase plan under the fair value recognition provisions of SFAS 123. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

(in thousands, except per share data)	For the Three Months Ended March 31,
	2005	2004
	(Unaudited)
Net income, as reported	$47,074	$10,509
Compensation expense, net of related tax effects	(8,896)	(8,027)

Pro forma net income	$38,178	$2,482

Basic earnings per share:
As reported	$0.91	$0.20

Pro forma	$0.74	$0.05

Net income used in calculation of diluted earnings per share	$49,456	$10,698
Compensation expense, net of related tax effects	(8,896)	(8,027)

Pro forma net income	$40,560	$2,671

Diluted earnings per share:
As reported	$0.82	$0.19

Pro forma	$0.67	$0.05

Comprehensive Income

Total comprehensive income consists of the following:

(in thousands)	For the Three Months Ended March 31,
	2005	2004
	(Unaudited)

Net income, as reported	$47,074	$10,509
Unrealized losses on investments, net of related tax effects	(1,271)	(381)
Unrealized gains on hedging transactions, net of related tax effects	5,163	2,087
Minimum pension liability adjustment, net of related tax effects	2	—
Foreign currency translation adjustment	(24,437)	2,141

Total comprehensive income	$26,531	$14,356

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (SFAS 95). Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123R must be adopted no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS 123R on January 1, 2006.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. Determining the exact impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the assumptions for the variables which impact the computation. However, had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share elsewhere in Note 1 of the Company’s condensed consolidated financial statements. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce the Company’s net operating cash flows and increase net financing cash flows in periods after adoption.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP FAS 109-1). FSP FAS 109-1 clarifies that the deduction will be treated as a “special deduction” as described in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. The impact of the deduction will be reported in the period in which the deduction is claimed. The Company is currently assessing the impact of FSP FAS 109-1 on its consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (SFAS 153). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company beginning January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS 153 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS 151). This statement amends the guidance in ARB No. 43 Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “ . . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal to require treatment as current period charges . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement will be effective for inventory costs during the fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of this statement will have a material impact on its financial condition or consolidated results of operations.

On October 22, 2004, the American Jobs Creation Act (AJCA) was signed into law. The AJCA includes a special one-time 85 percent dividends received deduction for certain foreign earnings that are repatriated. In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP FAS 109-2). FSP FAS 109-2 provides accounting and disclosure guidance for this repatriation provision. The Company has begun its evaluation of the effects of this provision. Although FSP FAS 109-2 is effective immediately, the Company will not be able to complete its evaluation until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. Invitrogen expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language.

At its September 29-30, 2004, meeting, the FASB reached a consensus on Emerging Issues Task Force (EITF) Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (EITF Issue 04-8), that contingently convertible debt instruments will be subject to the if-converted method under SFAS 128, regardless of the contingent features included in the instrument. Under past practice, issuers of contingently convertible debt instruments exclude potential common shares underlying the debt instruments from the calculation of diluted earnings per share until the market price or other contingency is met. The effective date for EITF Issue 04-8 is for reporting periods ending after December 15, 2004. The Company has applied the EITF guidance by retroactively restating earnings per share for all applicable periods (see disclosure related to “Computation of Earnings Per Share” located elsewhere in this note).

In May 2004, the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-2). FSP 106-2 provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. This FSP also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act (the Subsidy). The guidance in FSP 106-2 related to the accounting for the Subsidy applies only to the sponsor of a single-employer defined benefit postretirement health care plan for which (a) the employer has concluded that prescription drug benefits available under the plan to some or all the participants for some or all future years are “actuarially equivalent” to Medicare Part D and thus qualify for the Subsidy under the Act and (b) the expected Subsidy will offset or reduce the employer’s share of the cost of the underlying postretirement prescription drug coverage on which the Subsidy is based. This FSP also provides guidance for the disclosures about the effects of the Subsidy for an employer that sponsors a postretirement health care benefit plan that provides prescription drug coverage, but for which the employer has not yet been able to determine actuarial equivalency. This FSP is effective for the first interim period beginning after June 15, 2004. The Company is investigating the impact of FSP 106-2’s initial recognition, measurement and disclosure provisions on its Dexter Postretirement Health and Benefit Program, but is currently unable to conclude whether the benefits provided by the plan are actuarially equivalent to Medicare Part D. As a result, measurement of the accumulated plan benefit obligation and net periodic postretirement benefit cost does not reflect the effects of the Act on the Company’s postretirement benefit plan. The Company does not expect FSP 106-2 to have a material impact on its consolidated financial statements.

2.	Composition of Certain Financial Statement Items

Investments

Investments consisted of the following:

(in thousands)	March 31, 2005	December 31, 2004
	(Unaudited)
Short-term
Corporate obligations	$169,022	$221,492
U.S. Treasury and Agency obligations	190,409	212,657
Municipal obligations	6,406	27,179
Commercial paper	7,572	82,249
Auction rate securities	5,010	235,702

Total short-term investments	$378,419	$779,279

Long-term
Corporate obligations	$21,494	$56,676
U.S. Treasury and Agency obligations	19,431	46,033
Municipal obligations	—	2,327
Equity securities	—	4,052

Total long-term investments	$40,925	$109,088

Total investments	$419,344	$888,367

Inventories

Inventories consisted of the following:

(in thousands)	March 31, 2005	December 31, 2004
	(Unaudited)

Raw materials and components	$17,417	$17,934

Work in process (materials, labor and overhead)	11,076	10,791
Adjustment to write up acquired work in process inventory to fair value	279	—

Total work in process	11,355	10,791

Finished goods (materials, labor and overhead)	97,638	94,062
Adjustment to write up acquired finished goods inventory to fair value	883	—

Total finished goods	98,521	94,062

	$127,293	$122,787

Property and Equipment

Property and equipment consisted of the following:

(in thousands)	Estimated Useful Life (in years)	March 31, 2005	December 31, 2004
		(Unaudited)

Land	—	$19,635	$19,449
Building and improvements	1-50	137,931	134,912
Machinery and equipment	3-10	161,193	157,423
Construction in process	—	22,819	17,538

		341,578	329,322
Accumulated depreciation and amortization		(116,037)	(107,129)

		$225,541	$222,193

Goodwill and Other Intangible Assets

The change in goodwill on the consolidated balance sheets from December 31, 2004 to March 31, 2005, was the result of recent acquisitions representing an increase in goodwill of $44.5 million, adjustments for prior acquisitions representing a decrease in goodwill of $2.7 million and currency translation.

Intangible assets consisted of the following:

	March 31, 2005 (Unaudited)			December 31, 2004
(in thousands)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Purchased technology	7 years	$657,073	$(304,362)	7 years	$634,200	$(282,098)
Purchased tradenames and trademarks	5 years	54,074	(35,856)	5 years	54,074	(33,796)
Purchased customer base	13 years	55,018	(14,153)	13 years	54,018	(12,749)

Other intellectual properties	8 years	27,694	(12,754)	8 years	27,497	(12,026)
Genome libraries	3 years	1,581	(1,574)	3 years	1,581	(1,570)
Non-compete agreements	3 years	5,902	(2,710)	3 years	5,902	(2,302)

		$801,342	$(371,409)		$777,272	$(344,541)

Intangible assets not subject to amortization:
Purchased tradenames and trademarks		$7,451			$7,451

Amortization expense related to intangible assets for the quarters ended March 31, 2005 and 2004 was $26.9 million and $28.9 million, respectively. Estimated aggregate amortization expense is expected to be $78.7 million for the remainder of fiscal year 2005. Estimated aggregate amortization expense for the years ending December 31, 2006, 2007, 2008 and 2009, is $92.6 million, $80.3 million, $44.8 million and $39.3 million, respectively.

3.	Business Combinations

Immaterial Acquisitions

During the three months ended March 31, 2005, the Company completed two acquisitions that were not material to the overall condensed consolidated financial statements. The results of operations have been included in the accompanying condensed consolidated financial statements from the respective dates of the acquisitions.

The aggregate purchase price of the 2005 acquisitions was $70.0 million, consisting of $65.9 million in cash (including acquisition costs of $0.5 million) and $4.1 million in notes payable. The excess of purchase price over the acquired net tangible assets was $59.4 million at March 31, 2005, of which $24.9 million has been allocated to identifiable intangible assets amortized over a weighted average life of 10 years, $44.5 million has been allocated to goodwill and $1.2 million has been expensed as in-process research and development costs for the three months ended March 31, 2005. The Company has recorded a deferred tax liability on the fair value of identifiable intangible assets of $11.2 million.

BioReliance Acquisition

On February 6, 2004, the Company acquired all of the outstanding shares of common stock and stock options of BioReliance Corporation (BioReliance). Based in Rockville, Maryland, BioReliance is a contract service organization, providing testing and manufacturing services for biotech and research companies that are involved in early preclinical product development through licensed production. The primary reason for the acquisition was to improve the Company’s drug discovery offering, by helping to create a system for drug discovery, development and production. The Company has continued BioReliance’s operations as part of its BioProduction business segment.

The results of operations have been included in the accompanying condensed consolidated financial statements from the date of acquisition.

The total cost of the acquisition was as follows:

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

$507,056

Purchased intangibles are being amortized over a weighted average life of 4 years. An established client list, a history of operating margins and profitability, a strong scientific employee base and operations in an attractive market niche were among the factors that contributed to a purchase price resulting in the recognition of goodwill. The Company believes none of the intangible assets and goodwill recognized will be deductible for federal income tax purposes, although a portion or the purchase price will be deductible for certain state tax purposes.

As a result of the integration of the business and the Company’s implementation of a decision made by the board of directors of BioReliance to close duplicate facilities in Worchester, Massachusetts, prior to the acquisition, the Company has terminated 76 employees and relocated 8 employees to other sites. At March 31, 2005, the Company had $1.2 million remaining in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets related to this integration. Activity for accrued acquisition and business integration costs for the three months ended March 31, 2005, is as follows:

(in thousands)	Balance at December 31, 2004	Amounts Paid in Cash	Balance at March 31, 2005
Stock options	$102	$(60)	$42
Severance charges	741	(164)	577
Change-in-control agreements	350	—	350
Other costs to close facilities	250	—	250

	$1,443	$(224)	$1,219

(in thousands)	Opening Balance Sheet Accruals	Amounts Paid in Cash	Balance at December 31, 2004
Stock options	$28,505	$(28,403)	$102
Severance charges	1,134	(393)	741
Change-in-control agreements	991	(641)	350
Other costs to close facilities	390	(140)	250
Direct costs	3,322	(3,322)	—

	$34,342	$(32,899)	$1,443

Pro Forma Information

The following unaudited pro forma information assumes that the February 2004 acquisition of BioReliance occurred on January 1, 2004. No pro forma information has been presented for the three months ended March 31, 2005, as the effect of those acquisitions were not material. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the acquisitions been in effect as of the periods indicated above, or of future results of operations. The unaudited pro forma results for the three months ended March 31, 2004, were as follows:

(in thousands, except per share data)
Revenues	$258,766
Net income(1)	6,003
Earnings per share:
Basic	$0.12
Diluted	$0.11

(1)	Includes, on a pre-tax basis, nonrecurring charges of $10.3 million of increased cost of revenues for the estimated sale of inventory written up to fair market value under purchase accounting rules for the three months ended March 31, 2004.

4.	Segment Information

The Company has two reportable segments: BioDiscovery and BioProduction.

The BioDiscovery product segment includes functional genomics, cell biology and drug discovery product lines. Functional genomics encompasses products from the initial cloning and manipulation of DNA, to examining RNA levels and regulating gene expression in cells, to capturing, separating and analyzing proteins. These include the research tools used in reagent and kit form that simplify and improve gene acquisition, gene cloning, gene expression, and gene analysis techniques. This segment also includes a full range of enzymes, nucleic acids, other biochemicals and reagents. These biologics are manufactured to the highest research standards and are matched in a gene specific, validated manner (gene, orf, rnai, protein, antibodies, etc.) to ensure researchers the highest purity and scientific relevance for their experimentation. The Company also offers software that enables more efficient, accelerated analysis and interpretation of genomic, proteomic and other biomolecular data for application in pharmaceutical, therapeutic and diagnostic development. The recent acquisitions of Zymed Laboratories, Inc. (Zymed) and Dynal Biotech Holding AS (Dynal) have introduced and will continue to enable the Company to offer new technology and products, such as antibodies and proteins (Zymed) and magnetic beads used for biological separation (Dynal), which is the first step in almost every biologic investigative or diagnostic process. See Notes 3 and 9 of the Notes to Condensed Consolidated Financial Statements.

The BioProduction product segment includes all of our cell culture products and biological testing services business. Products include sera, cell and tissue culture media, reagents used in both life sciences research and in processes to grow cells in the laboratory, and to produce pharmaceuticals and other materials made by cultured cells. BioProduction services include testing to ensure that biologics are free of disease-causing agents or do not cause adverse effects, characterization of products’ chemical structures, development of formulations for long-term stability, and validation of purification processes under regulatory guidelines. The Company also manufactures biologics on behalf of clients both for use in clinical trials and for the worldwide commercial market.

The Company has no intersegment revenues that are material to the overall condensed consolidated financial statements. In addition, the Company does not currently segregate assets by segment as a majority of the Company’s total assets are shared or considered non-segment assets. As a result, the Company has determined it is not useful to assign its shared assets to individual segments.

Segment information was as follows:

(dollars in thousands)(unaudited)	BioDiscovery	BioProduction	Unallocated (1)	Total
Three Months Ended March 31, 2005
Revenues from external customers	$162,351	$114,730	$—	$277,081

Gross profit	116,155	55,198	(694)	170,659

Gross margin	72%	48%		62%
Selling and administrative Research and development	52,975 18,157	25,439 2,865	70 219	78,484 21,241
Merger-related amortization and in-process research and development	—	—	27,101	27,101

Operating income (loss)	45,023	26,894	(28,084)	43,833
Operating margin	28%	23%		16%

Three Months Ended March 31, 2004
Revenues from external customers	$152,673	$98,651	$—	$251,324

Gross profit	107,283	45,084	(10,382)	141,985

Gross margin	70%	46%		56%
Selling and administrative Research and development	50,561 13,295	21,837 2,253	79 200	72,477 15,748
Merger-related amortization	—	—	28,228	28,228

Operating income (loss)	$43,427	$20,994	$(38,889)	$25,532

Operating margin	28%	21%		10%

(1)	Unallocated items for the three months ended March 31, 2005 and 2004, include costs for purchase accounting inventory revaluations of $0.6 million and $10.3 million, amortization of purchased intangibles of $25.9 million and $28.2 million, in-process research and development of $1.2 million and $0 and amortization of deferred compensation of $0.4 million and $0.4 million, respectively. These items are not allocated by management for purposes of analyzing the operations since they are principally non-cash or other costs resulting primarily from business restructuring or purchase accounting that are separate from ongoing operations.

5.	Long-Term Debt

Long-term debt consist of the following:

(in thousands)	March 31, 2005	December 31, 2004
	(Unaudited)
1½% Convertible Senior Notes (principal due 2024)	$450,000	$450,000
2% Convertible Senior Notes (principal due 2023)	350,000	350,000
2¼% Convertible Subordinated Notes (principal due 2006)	500,000	500,000
Note payable, due September 30, 2006, interest accruing at an average rate of 4.8%, pledged restricted cash	12,270	12,584
Loan payable, campus purchase, due and payable prior to December 31, 2005, imputed interest of 2%	—	11,081
Capital leases	6,135	6,424
Other	2,959	1,616

	1,321,364	1,331,705
Less current portion	(1,803)	(12,390)

	$1,319,561	$1,319,315

6.	Commitments and Contingencies

Operating Leases

During the three months ended March 31, 2005, the Company assumed an operating lease in conjunction with its acquisition of Zymed. The operating lease, which expires in 2010, requires the Company to make payments of $1.2 million for the remainder of 2005, $1.4 million for 2006, $1.4 million for 2007, 2008 and 2009, with $0.7 million required for 2010. Future minimum lease payments were reduced by $2.9 million as of March 31, 2005, due to the sublease of property associated with the acquisition of Informax in December 2002.

Letters of Credit

The Company had outstanding letters of credit totaling $9.6 million at March 31, 2005, of which $4.8 million was to support liabilities associated with the Company’s self-insured worker’s compensation programs and $4.8 million was to support its building lease requirements.

Executive Employment Agreements

The Company has employment contracts with key executives that provide for the continuation of salary if terminated for reasons other than cause, as defined in those agreements. At March 31, 2005, future employment contract commitments for such key executives were approximately $5.9 million for the remainder of fiscal year 2005 and approximately $1.0 million for both fiscal year 2006 and 2007.

Guarantees

As part of the capital leases assumed in conjunction with the acquisition of BioReliance, the Company guarantees the debt of an outside third party collateralized by the underlying asset, the construction of a manufacturing facility. The residual value guarantee is approximately $4.7 million as of March 31, 2005, of which it is believed substantially all would be recoverable through various recourse provisions and an undeterminable recoverable amount based on the fair market value of the underlying assets. As of March 31, 2005, a $3.8 million liability for capitalized lease obligations has been recorded, of which $0.3 million is classified as current portion of long-term obligations and $3.5 million as long-term obligations in the Condensed Consolidated Balance Sheets at March 31, 2005.

Contingent Acquisition Obligations

Pursuant to the purchase agreements for certain acquisitions, the Company could be required to make additional contingent cash payments based on the achievement of certain operating results of the acquired companies. Payments aggregating a maximum of $87.3 million and certain other payments based upon certain percentages of future gross sales of the acquired companies could be required through 2007. An additional payment of $30.0 million could be required of the Company based upon the achievement of several research and development milestones of a separate acquired company through 2006.

Environmental Liabilities

The Company assumed certain environmental exposures as a result of its merger with Dexter Corporation in 2000 and recorded reserves to cover estimated environmental clean-up costs. The environmental reserves, which are not discounted, were $7.9 million at March 31, 2005, and included current reserves of $0.8 million, which are estimated to be paid during the next twelve months, and long-term reserves of $7.1 million. In addition, the Company has an insurance policy for these assumed environmental exposures. Based upon currently available information, the Company believes that it has adequately provided for these environmental exposures and that the outcome of these matters will not have a material adverse effect on its consolidated results of operations.

Intellectual Properties

The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including protection of its owned and licensed intellectual property. The Company accrues for such contingencies when it is probable that a liability is incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. Specific royalty liabilities related to acquired businesses have been recorded on the condensed consolidated financial statements at March 31, 2005.

Litigation

The Company is subject to potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted. These matters have arisen in the ordinary course and conduct of the Company’s business, as well as through acquisitions, and some are expected to be covered, at least partly, by insurance. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters that are pending or may be asserted could be decided unfavorably to the Company. Although the amount of liability at March 31, 2005, with respect to these matters cannot be ascertained, the Company believes that any resulting liability should not materially affect its condensed consolidated financial statements.

7.	Pension Plans and Postretirement Health and Benefit Program

The Company has several defined benefit pension plans covering its U.S. employees and employees in certain foreign countries. The Company also administers the Dexter Postretirement Health and Benefit Program, which provides benefits to certain participants who are not employees of the Company but were employees of Dexter Corporation prior to the sale of its businesses and its merger with the Company.

The components of net periodic pension cost for the Company’s pension plans and postretirement health and benefit program for the three months ended March 31, 2005, and 2004, are as follows:

(in thousands)	Domestic Plans
	2005	2004
Interest cost	$827	$811
Expected return on plan assets	(1,331)	(1,125)
Amortization of prior service cost	60	—
Amortization of actuarial loss	405	486

Net periodic pension cost	$(39)	$172

(in thousands)	Foreign Plans
	2005	2004
Service cost	$542	$585
Interest cost	320	434
Expected return on plan assets	(318)	(452)
Amortization of actuarial loss	22	19

Net periodic pension cost	$566	$586

8.	Income Taxes

Income taxes are determined using an estimated annual effective tax rate, which is less than the 35% U.S. federal statutory rate, primarily because of lower tax rates in certain non-U.S. jurisdictions, export incentives and research and development tax credits available in the United States. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities.

9.	Subsequent Events

On April 1, 2005, the Company completed the acquisition of Dynal Biotech Holding AS. The aggregate cash purchase price was 2.5 billion NOK or approximately $399 million. The results of operations will be included in the Company’s future financial statements from the respective date of acquisition.

On April 27, 2005, the Company entered into a secured line of credit that provides up to $250 million in borrowings at LIBOR plus 0.15. The secured credit facility is collateralized by investments and matures on September 30, 2005. On April 28, 2005 the Company borrowed $124 million to repurchase $125 million of its 2¼% convertible subordinated notes due December 15, 2006, for less than par value. The amount available from the line of credit was $126 million upon completion of the repurchase of the convertible subordinated notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report and the Consolidated Financial Statements and Notes thereto included in our annual report on Form 10-K.

Forward-looking Statements

Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the Federal Securities Laws. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will”, “expects”, “estimates,” “projects,” “positioned,” “strategy,” “outlook,” and similar words. You should read statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to, those discussed below under “Risk Factors That May Affect Future Results” and elsewhere in this Quarterly Report as well as other risks and uncertainties detailed in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 23, 2005. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.

Overview

Revenues for the quarter ended March 31, 2005 were $277.1 million, with net income of $47.1 million. During the quarter we acquired Zymed Laboratories Inc. (Zymed), a producer of pathology products, cancer and cell biology reagents and biomarkers, and general immunochemical reagents for the life sciences research and clinical diagnostics markets.

On April 1, 2005, we acquired Dynal Biotech Holding AS (Dynal), based in Oslo, Norway. Dynal is the industry leader in magnetic bead technologies that are used in cell separation and purification, cell stimulation, protein research, nucleic acid research and microbiology.

These recent acquisitions have introduced and will continue to enable us to offer new technology and products in our BioDiscovery segment.

Our Business and Operating Segments

We are a leading developer, manufacturer and marketer of research tools in reagent, kit and high throughput application forms to customers engaged in life sciences research, drug discovery, diagnostics and the commercial manufacture of biological products. Additionally we are a leading supplier of sera, cell and tissue culture media and reagents used in life sciences research, as well as in processes to grow cells in the laboratory and produce pharmaceuticals and other high valued proteins.

We conduct our business through two principal segments:

•	BioDiscovery. Our BioDiscovery product segment includes our functional genomics, cell biology and drug discovery product lines. Functional genomics encompasses products from the initial cloning and manipulation of DNA, to examining RNA levels and regulating gene expression in cells, to capturing, separating and analyzing proteins. These include the research tools used in reagent and kit form that simplify and improve gene acquisition, gene cloning, gene expression, and gene analysis techniques. This segment also includes a full range of enzymes, nucleic acids, other biochemicals and reagents. These biologics are manufactured to the highest research standards and are matched in a gene specific, validated manner (gene, orf, rnai, protein, antibodies, etc.) to ensure researchers the highest purity and scientific relevance for their experimentation. We also offer software through this segment that enables more efficient, accelerated analysis and interpretation of genomic, proteomic and other biomolecular data for application in pharmaceutical, therapeutic and diagnostic development. The recent acquisitions of Zymed and Dynal have introduced and will continue to enable us to offer new technology and products, such as antibodies and proteins (Zymed) and magnetic beads used for biological separation (Dynal), which is the first step in almost every biologic investigative or diagnostic process.

•	BioProduction. Our BioProduction product segment includes all of our cell culture products and biological testing services business. Products include sera, cell and tissue culture media, reagents used in both life sciences research and in processes to grow cells in the laboratory, and to produce pharmaceuticals and other materials made through cultured cells. BioProduction services include testing to ensure that biologics are free of disease-causing agents or do not cause adverse effects, characterization of products’ chemical structures, development of formulations for long-term stability, and validation of purification processes under regulatory guidelines. We also manufacture biologics on behalf of clients both for use in clinical trials and for the worldwide commercial market.

Our BioDiscovery and BioProduction products are used for research purposes, and their use by our customers generally is not regulated by the United States Food and Drug Administration (FDA) or by any comparable international organization, with several limited exceptions. Some of our BioProduction products and manufacturing sites, including some of our BioReliance subsidiary’s sites, are subject to FDA regulation and oversight and are required to comply with the Quality System Regulations, which was formerly known as current good manufacturing practice, or GMP, and is described in 21 CFR part 820. Additionally, some of these same sites and products are intended to comply with certain voluntary quality programs such as ISO 9001.

Except for our oligonucleotide, genomics services, biologics testing, specialized manufacturing, and cell culture production businesses, which are make-to-order businesses, we principally manufacture products for inventory and ship products shortly after the receipt of orders, and anticipate that we will continue to do so in the future. We do not currently have a significant backlog and do not anticipate building a material backlog in the future. In addition, we rely on third-party manufacturers to supply many of our raw materials, product components, and in some cases, entire products.

Outlook

In 2005, we expect continued overall revenue growth of 16% due to acquisitions and organic growth. We expect our organic growth rate to contribute approximately 6% to 8% We believe gross margins will be affected by the integration of acquired businesses in addition to sales volumes, competitive conditions, royalty payments on licensed technologies, the cost of raw materials, changes in average selling prices, our ability to make productivity improvements, and foreign currency rates. We expect to see continued productivity gains in our sales and marketing expenditures as we use product specialists to support our existing customer account managers allowing us to maintain the effectiveness of our direct selling organization while offering an ever-increasing portfolio of products. We plan on implementing programs and actions to improve our efficiency in the general and administrative area. These programs will focus in the areas of process improvement and automation. We expect over time that these actions will reduce our general and administrative expenses as a percent of revenues. We expect research and development expense as a percent of revenues will continue to increase as we expand our capabilities to accelerate innovation and ramp up research and development of recently acquired businesses. You should also refer to the Risk Factors section included in this Form 10-Q for further discussion of these and other risks related to our business.

First Quarter of 2005 Compared to First Quarter of 2004

	For the Three Months Ended March 31,
(dollars in millions) (unaudited)	2005	2004	Increase	% Increase
BioDiscovery revenues	$162.4	$152.7	$9.7	6%
BioProduction revenues	114.7	98.6	16.1	16%

Total revenues	$277.1	$251.3	$25.8	10%

BioDiscovery gross margin	72%	70%
BioProduction gross margin	48%	46%
Total gross margin	62%	56%

Revenues

Revenues increased by 10% for the first quarter of 2005 compared to the first quarter of 2004. For the quarter, revenue from acquisitions and foreign currency translation accounted for 4% and 2% of the revenue increase, respectively and revenue growth contributed 4%, driven by increased volume, slightly offset by lower average selling prices.

Gross Margin

Gross margin in the first quarter of 2005 compared to the first quarter of 2004 increased six percentage points. Included in gross margin in 2004 were approximately $10.3 million of costs associated with products sold that were acquired as a result of a business combination. In accordance with purchase accounting rules, this acquired inventory was written-up to fair market value, and subsequently expensed as the inventory was sold. Excluding the impact of inventory revaluations, gross margin increased 1% in the first quarter of 2005 compared to the first quarter of 2004. The increase in gross margin resulted from productivity improvements and favorable currency exchange rates, offset by unfavorable mix and lower average selling prices.

Operating Expenses

	For the Three Months Ended March 31,
	2005		2004
(dollars in millions) (unaudited)	Operating Expense	As a Percentage of Segment Revenues	Operating Expense	As a Percentage of Segment Revenues	Increase
BioDiscovery Segment:
Sales and marketing	$33.0	20%	$32.5	21%	$0.5
General and administrative	20.0	12%	18.0	12%	2.0
Research and development	18.1	11%	13.3	9%	4.8

BioProduction Segment:
Sales and marketing	$15.4	13%	$12.9	13%	$2.5
General and administrative	10.0	9%	9.0	9%	1.0
Research and development	2.9	3%	2.2	2%	0.7

Unallocated:
Sales and marketing	$0.1		$0.1		$—
Research and development	0.2		0.2		$—

Consolidated:
Sales and marketing	$48.5	18%	$45.5	18%	$3.0
General and administrative	30.0	11%	27.0	11%	3.0
Research and development	21.2	8%	15.7	6%	5.5

Sales and Marketing. For the first quarter of 2005, sales and marketing expenses increased 7% compared to the first quarter of 2004. The increase includes incremental expenses of $1.5 million from BioReliance, which was acquired during the first quarter of 2004, and Zymed. Additionally, the increase is due to the change in foreign currency exchange rates and increased incentive compensation of $1.3 million and $0.8 million, respectively. The increase is slightly offset by a reduction in headcount, which resulted in $0.5 million in savings. Overall, sales and marketing expenses as a percentage of revenues remained constant.

General and Administrative. For the first quarter of 2005, general and administrative expenses increased 11% compared to the first quarter of 2004. Included in expenses in 2005 are $2.0 million of implementation costs related to outsourcing certain global functions and an additional $1.5 million in general and administrative costs from acquired companies. Additionally, the increase reflects the change in foreign currency exchange rates and increased compensation of $0.8 million and $0.9 million, respectively. These increases were partially offset by lower legal fees of $1.5 million due to settlement of lawsuits in the first quarter of 2004, and lower bad debt expense. Overall, general and administrative expenses as a percentage of revenues remained constant.

Research and Development. The increase in research and development expenses for 2005 reflects increased headcount and higher incentive compensation of $1.3 million, costs of $2.2 million associated with the acquisition of BioReliance, and higher research facilities costs of $1.1 million, due to the increased headcount and construction of a new science building.

Purchased Intangibles Amortization. Amortization expense for purchased intangible assets acquired in our business combinations was $25.9 million for the first quarter of 2005 compared to $28.2 million for the first quarter of 2004. The decrease is primarily due to certain intangible assets being fully amortized during 2004.

Purchased In-Process Research and Development. In conjunction with our acquisition of Zymed in the first quarter of 2005, we purchased in process research and development projects valued at $1.2 million that was expensed upon the acquisition date.

Interest Income. Interest income includes the loss on sale of investments of $0.9 million for the quarter ended March 31, 2005. The proceeds from the sale of investments were used to acquire Dynal. Excluding this loss, interest income was $6.8 million in the first quarter of 2005, compared to $5.9 million in the first quarter of 2004. The increase is mainly due to portfolio mix, whereby certain foreign investment portfolios had higher yields. Interest income in the future will be affected by changes in short-term interest rates and changes in cash balances, which may materially increase or decrease as a result of acquisitions and other financing activities.

Interest Expense. Interest expense was $7.3 million for the first quarter of 2005 compared to $9.5 million for the first quarter of 2004. The decrease of $2.2 million was primarily due to the redemption in March 2004 of our 5½% convertible notes, which reduced interest expense by $2.5 million. The decrease is partially offset by the issuance of our 1½% convertible notes in February of 2004.

Other Income (Expense). Included in other income in the first quarter of 2005 is a $21.0 million gain on the settlement of a forward contract related to the acquisition of Dynal. Also included in other income was a $2.7 million gain on the sale of an equity investment. Net foreign currency transaction gains were $1.9 million for the quarter ended March 31, 2005.

Provision for Income Taxes. Income taxes are determined using an estimated annual effective tax rate, which is less than the 35% U.S. federal statutory rate, primarily because of lower tax rates in certain non-U.S. jurisdictions, export incentives and research and development tax credits available in the United States. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities.

The estimated annual effective tax rate as a percentage of pre-tax income was 30.9% for the three months ended March 31, 2005 compared with 26.8% for the year ended December 31, 2004. The marginal increase in the effective tax rate is due primarily to an expected increase in the total amount of income to be earned for the full year 2005 and the proportion of income earned in jurisdictions having higher tax rates.

Segment Results for the First Quarter of 2005 Compared to the First Quarter of 2004

BioDiscovery Segment. BioDiscovery revenues for the first quarter of 2005 increased 6% compared to the first quarter of 2004. The increase primarily consisted of 3% volume growth, 2% favorable foreign currency and 1% impact from acquisitions. BioDiscovery gross margin improved 2% for the first quarter of 2005 compared to the same period in 2004 mainly due to favorable currency rates and higher royalty revenue. Operating margin of 28% for the first quarter of 2005 was consistent with the first quarter of 2004.

BioProduction Segment. BioProduction revenue for the first quarter of 2005 increased 16% over the first quarter of 2004. The increase is primarily driven by the acquisition of BioReliance, which occurred during the first quarter of 2004 and accounted for 9% of the revenue growth in the first quarter of 2005. Changes in foreign currency exchange rates increased BioProduction revenues by 2% in the first quarter of 2005 compared to the first quarter of 2004. BioProduction volume growth was 5% over the prior year first quarter. BioProduction gross margin improved 2% for the first quarter of 2005 compared to the first quarter of 2004. The increase is primarily the result of improved productivity. Operating margin improved to 23% for the first quarter of 2005 compared to 21% for the first quarter of 2004, due to the increase in gross margin.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and investments (including restricted) were $1.07 billion at March 31, 2005, a decrease of $26.5 million from December 31, 2004. The decrease was primarily due to investments of $63.2 million in acquired businesses and $11.9 million in capital expenditures, payments on long-term obligations of $10.2 million (net of loan proceeds of $0.7 million) and unfavorable exchange rates on cash held in currencies other than the United States dollar of $17.6 million, offset by cash provided by operations of $63.0 million and proceeds from the issuance of common stock under our stock option and employee stock purchase plans of $19.1 million.

Accounts receivable increased $14.9 million during the first quarter of 2005. The increase in accounts receivable was primarily due to the increase in sales. Days sales outstanding were 58 days compared to 53 days at December 31, 2004 primarily due to seasonally slower collections in Europe. Inventory increased $2.9 million, primarily to support ongoing business requirements. Accounts payable and other current liabilities decreased primarily due to the payout of 2004 incentive compensation in the first quarter of 2005. Changes in prepaid expenses and other current assets and income taxes payable were due to timing of payments versus when the expenses are incurred. As a result of working capital improvement programs currently being developed we expect to utilize our working capital more efficiently in the future resulting in higher inventory turnover and lower days sales outstanding. Our working capital factors, such as inventory turnover and days sales outstanding, are seasonal, and, on an interim basis during the year, may require short-term working capital needs.

As of March 31, 2005, foreign subsidiaries in Australia, Brazil, Japan and New Zealand had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The U.S. dollar equivalent of these facilities totaled $8.7 million, of which $1.3 million was outstanding at March 31, 2005.

On April 27, 2005, the Company entered into a secured line of credit that provides up to $250 million in borrowings at IBOR plus 0.15. The secured credit facility is collateralized by investments and matures on September 30, 2005. On April 28, 2005 the Company borrowed $124 million to repurchase $125 million of its 2¼% convertible subordinated notes due December 15, 2006, for less than par value. The amount available from the line of credit was $126 million upon completion of the repurchase of the convertible subordinated notes.

We believe our current cash and cash equivalents, investments, cash provided by operations and interest income earned thereon will satisfy our working capital requirements for the foreseeable future. Our future capital requirements and the adequacy of our available funds will depend on many factors, including future business acquisitions, future stock or note repayment or repurchases, scientific progress in our research and development programs and the magnitude of those programs, our ability to establish collaborative and licensing arrangements, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and competing technological and market developments.

We intend to continue our strategic investment activities in new product development, in-licensing technologies and acquisitions that support our BioDiscovery and BioProduction platforms. In the event additional funding needs arise, we may obtain cash through new debt or stock issuance, or a combination of sources.

CONTRACTUAL OBLIGATIONS

During the quarter ended March 31, 2005 we assumed a $7.5 million operating lease obligation from the acquisition of Zymed. Our contractual obligations were reduced by approximately $13.8 million during the quarter, as a result of the final payment for the Eugene, Oregon campus purchase and the sublease of our property in Bethesda, Maryland. We have no off-balance sheet arrangements as defined in S-K 303(a)(4)(ii).

CRITICAL ACCOUNTING POLICIES

There were no significant changes in critical accounting policies or estimates from those at December 31, 2004. For information on the recent accounting pronouncements impacting our business, see Note 1 of the Notes to Condensed Consolidated Financial Statements included in Item 1.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

You should carefully consider the following risks, together with other matters described in this Form 10-Q or incorporated herein by reference in evaluating our business and prospects. If any of the following risks occurs, our business, financial condition or operating results could be harmed. In such case, the trading price of our securities could decline, in some cases significantly. The risks described below are not the only ones we face. Additional risks not presently known to us, or that we currently deem immaterial, may also impair our business operations. Certain statements in this Form 10-Q (including certain of the following factors) constitute forward-looking statements. Please refer to the section entitled “Forward-Looking Statements” on this Form 10-Q for important limitations on these forward-looking statements.

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

Certain of our customers have developed purchasing initiatives to reduce the number of vendors from which they purchase in order to lower their supply costs. In some cases these accounts have established agreements with large distributors, which include discounts and the distributors’ direct involvement with the purchasing process. These activities may force us to supply the large distributors with our products at a discount to reach those customers. For similar reasons many larger customers, including the U.S. government, have requested and may in the future request, special pricing arrangements, including blanket purchase agreements. These agreements may limit our pricing flexibility, which could have an adverse impact on our business, financial condition and results of operations. Our pricing flexibility could particularly be affected with respect to our price-sensitive products, such as electrophoresis products, custom oligonucleotides (primers), amplification products, and fetal bovine serum. For a limited number of customers we have made sales, at the customer’s request, through third-party Internet vendors, to whom we are required to pay commissions. If our Internet sales grow, it could have a negative impact on our gross margins.

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

Our success depends to a significant degree upon our ability to develop proprietary products and technologies. When we develop such technologies, we routinely seek patent protection in the United States and abroad to the extent permitted by law. However, we cannot assure you that patents will be granted on any of our patent applications or that the scope of any of our issued patents will be sufficiently broad to offer meaningful protection. We only have patents issued in selected countries. Therefore, third parties can make, use, and sell products covered by our patents in any country in which we do not have patent protection. In addition, our issued patents or patents we license could be successfully challenged, invalidated or circumvented so that our patent rights would not create an effective competitive barrier. We provide our customers the right to use our products under label licenses that are for research purposes only. The validity of the restrictions contained in these licenses could be contested, and we cannot assure you that we would either be aware of an unauthorized use or be able to enforce the restrictions in a cost-effective manner. Additionally, the value of our patents could be negatively impacted as a result of judicial decisions or legislative changes.

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

Our products and services are highly technical in nature. In general, only highly qualified and trained scientists have the necessary skills to develop and market our products and provide our services. In addition, some of our manufacturing positions are highly technical as well. We face intense competition for these professionals from our competitors, customers, marketing partners and other companies throughout our industry. We do not generally enter into employment agreements requiring these employees to continue in our employment for any period of time. Any failure on our part to hire, train, and retain a sufficient number of qualified professionals would seriously damage our business. Additionally, integration of acquired companies and businesses can be disruptive, causing key employees to leave. Further, we use stock options, restricted stock, and restricted stock units/awards to provide incentive to these individuals to stay with us and to build long-term stockholder value. If our stock price fluctuates below the exercise price of these options or reduces the value of restricted stock and restricted stock units/awards, a key employee’s incentive to stay is lessened. If we were to lose a sufficient number of our key employees, including research and development scientists, and were unable to replace them or satisfy our needs for research and development through outsourcing, these losses could seriously damage our business.

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

A significant portion of our business is conducted in currencies other than the U.S. dollar, which is our reporting currency. Our recent acquisition of Dynal Biotech Holding AS substantially increases the portion of our business that is conducted in Norwegian Kroner and the associated currency translation risk. While we attempt to hedge cash flows in these currencies, this program relies in part on forecasts of these cash flows and the expected range of fluctuations. As a result, we cannot assure you this program will adequately protect our operating results from the full effects of exchange rate fluctuations. As a result, fluctuations between the currencies in which we do business have caused and will continue to cause foreign currency transaction gains and losses. We cannot predict the effects of currency exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures, and the volatility of currency exchange rates.

Risks Related to the Market for Our Securities

Our operating results and the market price of our stock and convertible notes could be volatile.

Our operating results and stock price have in the past been, and will continue to be, subject to quarterly fluctuations as a result of a number of factors, including those listed in this section of this Quarterly Report and those we have failed to foresee. Our stock price and the price of our convertible notes could also be affected by any inability to meet analysts’ expectations, general fluctuations in the stock market or the stocks of companies in our industry or those of our customers. Such volatility has had a significant effect on the market prices of many companies’ securities for reasons unrelated to their operating performance, and has in the past led to securities class action litigation. Securities litigation against us could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business.

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

Foreign Currency Transactions. We have operations in Europe, Asia-Pacific and the Americas. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. Many of our reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in exchange rates because they may become worth more or less than they were worth at the time we entered into the transaction due to changes in currency exchange rates. Both realized and unrealized gains or losses on the value of these receivables and payables are included in the determination of net income. Realized and unrealized gains or losses on the value of financial contracts entered into to hedge the currency exchange rate exposure of these receivables and payables are also included in the determination of net income. Net currency exchange gains recognized on business transactions, net of hedging transactions, were $22.9 million for the three months ended March 31, 2005 and are included in other income and expense in the Condensed Consolidated Statements of Income. Transaction gains during the first quarter ended March 31, 2005 include a $21.0 million gain on a foreign currency forward contract to buy Norwegian kroner, executed for the acquisition of Dynal, and a $2.2 million gain on a short-term intercompany loan.

Our currency exposures vary, but are primarily concentrated in the euro, British pound sterling and Japanese yen. Historically, we have used foreign currency forward contracts to mitigate foreign currency risk on foreign currency receivables and payables. At March 31, 2005, we had $31.9 million in foreign currency forward contracts outstanding to hedge currency risk on specific receivables and payables. These contracts, which all settle in April 2005, effectively fix the exchange rate at which these specific receivables and payables will be settled in, so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying receivables and payables.

As part of our foreign currency hedging program, we hedge forecasted foreign currency cash flows. At March 31, 2005, the value of our executed forward contracts to hedge forecasted foreign currency cash flows totaled $115.7 million. The contracts mature on various dates through 2005. The contracts’ increase or decrease in value prior to their maturity will be accounted for as cash flow hedges and recorded in other comprehensive income in the Condensed Consolidated Balance Sheets. To the extent any portion of the forward contracts is determined to not be an effective hedge, the increase or decrease in value prior to the maturity will be recorded in other income and expense in our statement of income.

Based on the cash flow hedge contracts outstanding as of March 31, 2005, a 10% decrease in the value of the dollar relative to the currencies under contract would result in an approximate $11.6 million unrealized loss. Conversely, a 10% increase in the value of the dollar relative to the currencies under contract would result in a $11.6 million unrealized gain. Consistent with the nature of the economic hedge provided by these foreign exchange contracts, such unrealized gains or losses would be offset by corresponding decreases or increases, respectively, in the dollar value of the future foreign currency cash flows.

Commodity Prices. Our exposure to commodity price changes relates to certain manufacturing operations that utilize certain commodities as raw materials. We manage our exposure to changes in those prices primarily through our procurement and sales practices.

Interest Rates. Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The fair value of our cash equivalents and marketable securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. At March 31, 2005, we had $1.07 billion in cash, cash equivalents and marketable securities, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of $646.6 million of our cash and cash equivalents at March 31, 2005, as these consisted of securities with maturities of less than three months. A 100 basis point increase or decrease in interest rates would, however, decrease or increase, respectively, the remaining $419.3 million of our investments by approximately $3.8 million. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our statement of income until the investment is sold or if the reduction in fair value was determined to be a permanent impairment.

As of March 31, 2005, the Company had one outstanding interest rate swap, which swapped floating rate LIBOR payments to fixed rate payments. The current notional amount of this swap was $4.1 million. This debt was settled in April 2005.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act in 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer, Principal Financial Officer and Chief Operating Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer, Principal Financial Officer and Chief Operating Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the Principal Executive Officer, Principal Financial Officer and Chief Operating Officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date.

In addition, the Principal Executive Officer, Principal Financial Officer and Chief Operating Officer have concluded that there have been no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter, that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the remedies of the deficiencies noted above and currently in process.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are engaged in various legal actions arising in the ordinary course of our business and believe that the ultimate outcome of these actions will not have a material adverse effect on our business or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibits: For a list of exhibits filed with this report, refer to the Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVITROGEN CORPORATION

Date: May 5, 2005	By:	/s/ David F. Hoffmeister
David F. Hoffmeister Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

2.9	Share Sale and Purchase Agreement Relating to the Acquisition of all issued shares in Dynal Biotech Holding AS, Reg. No. 983413609, by Invitrogen Corporation, dated as of February 7, 2005.

3.1	Restated Certificate of Incorporation of Invitrogen, as amended.(1)

3.2	Amended and Restated Bylaws of Invitrogen.(2)

3.3	Certificate of Correction to the Restated Certificate of Incorporation of Invitrogen, dated February 21, 2001.(3)

4.1	Specimen Common Stock Certificate.(4)

4.2	5 1/2% Convertible Subordinated Notes Due 2007, Registration Rights Agreement, by and among Invitrogen, and Donaldson, Lufkin & Jenrette Securities Corporation et al., as Initial Purchasers, dated March 1, 2000.(5)

4.3	Indenture, by and between Invitrogen and State Street Bank and Trust Company of California, N.A., dated March 1, 2000.(5)

4.4	2 1/4% Convertible Subordinated Notes due 2006, Registration Rights Agreement, by and among Invitrogen and Credit Suisse First Boston Corporation et al., as Initial Purchasers, dated December 11, 2001.(6)

4.5	Indenture, by and between Invitrogen and State Street Bank and Trust Company of California, N.A. and Table of Contents of Indenture, including Cross-Reference Table to the Trust Indenture Act of 1989, dated December 11, 2001.(6)

4.6	2% Convertible Senior Notes Due 2023, Registration Rights Agreement, by and among Invitrogen, and UBS Securities LLC and Credit Suisse First Boston LLC, as Initial Purchasers, dated August 1, 2003.(7)

4.7	Indenture, by and between Invitrogen and U.S. Bank National Association, dated August 1, 2003.(7)

4.8	1 1/2% Convertible Senior Notes Due 2024, Registration Rights Agreement, by and among Invitrogen, and UBS Securities LLC and Bear Stearns & Co Inc., as Initial Purchasers, dated February 19, 2004.(8)

4.9	Indenture, by and between Invitrogen and U.S. Bank National Association, dated February 19, 2004.(8)

4.10	Indenture, by and between Invitrogen and U.S. Bank National Association, dated as of December 14, 2004. (9)

4.11	Indenture, by and between Invitrogen and U.S. Bank National Association, dated as of December 14, 2004. (9)

10.87	Invitrogen Corporation 2005 Incentive Plan.(10)

10.88	Summary of Invitrogen Corporation Mid-Term Incentive Compensation Plan.(10)

10.89	Summary of Amendment to the Invitrogen Corporation 2005 Incentive Plan.(11)

10.90	Form of Non-Employee Director Stock Option Agreement.(11)

10.91	Form of Non-Employee Director Restricted Stock Unit Agreement.(11)

10.92	Summary of Non-Employee Director Compensation Program.(11)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2000 (File No. 000-25317).

(2)	The Amended and Restated Bylaws are incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-68665). A further amendment to the Bylaws adopted by a Resolution of the Board of Directors dated July 19, 2001 is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2001 (File No. 000-25317).

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2001 (File No. 000-25317).

(4)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-68665).

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-37964).

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2001 (File No. 000-25317), as amended.

(7)	Incorporated by reference to Registrant’s Registration Statement on Form S-3 (File No. 333-110060).

(8)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2004 (File No. 000-25317).

(9)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-K for the year period ended December 31, 2004. (File No. 000-25317).

(10)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on January 31, 2005 (File No. 000-25317).

(11)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on February 14, 2005 (File No. 000-25317).