Form 10-Q/A
period 2005-03-31
INVITROGEN CORP
filed 2005-05-11
CIK 1073431

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

This Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed as Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005. This Form 10-Q/A is filed with the Securities and Exchange Commission (the “Commission”) for the purpose of providing corrected exhibits 31.1 and 31.2. This report speaks as of the original filing date and, except as indicated, has not been updated to reflect events occurring subsequent to the original filing date.

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

INVITROGEN CORPORATION

Date: May 10, 2005	By:	/s/ David F. Hoffmeister
David F. Hoffmeister Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

2.9	Share Sale and Purchase Agreement Relating to the Acquisition of all issued shares in Dynal Biotech Holding AS, Reg. No. 983413609, by Invitrogen Corporation, dated as of February 7, 2005.

3.1	Restated Certificate of Incorporation of Invitrogen, as amended.(1)

3.2	Amended and Restated Bylaws of Invitrogen.(2)

3.3	Certificate of Correction to the Restated Certificate of Incorporation of Invitrogen, dated February 21, 2001.(3)

4.1	Specimen Common Stock Certificate.(4)

4.2	5 1/2% Convertible Subordinated Notes Due 2007, Registration Rights Agreement, by and among Invitrogen, and Donaldson, Lufkin & Jenrette Securities Corporation et al., as Initial Purchasers, dated March 1, 2000.(5)

4.3	Indenture, by and between Invitrogen and State Street Bank and Trust Company of California, N.A., dated March 1, 2000.(5)

4.4	2 1/4% Convertible Subordinated Notes due 2006, Registration Rights Agreement, by and among Invitrogen and Credit Suisse First Boston Corporation et al., as Initial Purchasers, dated December 11, 2001.(6)

4.5	Indenture, by and between Invitrogen and State Street Bank and Trust Company of California, N.A. and Table of Contents of Indenture, including Cross-Reference Table to the Trust Indenture Act of 1989, dated December 11, 2001.(6)

4.6	2% Convertible Senior Notes Due 2023, Registration Rights Agreement, by and among Invitrogen, and UBS Securities LLC and Credit Suisse First Boston LLC, as Initial Purchasers, dated August 1, 2003.(7)

4.7	Indenture, by and between Invitrogen and U.S. Bank National Association, dated August 1, 2003.(7)

4.8	1 1/2% Convertible Senior Notes Due 2024, Registration Rights Agreement, by and among Invitrogen, and UBS Securities LLC and Bear Stearns & Co Inc., as Initial Purchasers, dated February 19, 2004.(8)

4.9	Indenture, by and between Invitrogen and U.S. Bank National Association, dated February 19, 2004.(8)

4.10	Indenture, by and between Invitrogen and U.S. Bank National Association, dated as of December 14, 2004. (9)

4.11	Indenture, by and between Invitrogen and U.S. Bank National Association, dated as of December 14, 2004. (9)

10.87	Invitrogen Corporation 2005 Incentive Plan.(10)

10.88	Summary of Invitrogen Corporation Mid-Term Incentive Compensation Plan.(10)

10.89	Summary of Amendment to the Invitrogen Corporation 2005 Incentive Plan.(11)

10.90	Form of Non-Employee Director Stock Option Agreement.(11)

10.91	Form of Non-Employee Director Restricted Stock Unit Agreement.(11)

10.92	Summary of Non-Employee Director Compensation Program.(11)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2000 (File No. 000-25317).

(2)	The Amended and Restated Bylaws are incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-68665). A further amendment to the Bylaws adopted by a Resolution of the Board of Directors dated July 19, 2001 is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2001 (File No. 000-25317).

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2001 (File No. 000-25317).

(4)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-68665).

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-37964).

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2001 (File No. 000-25317), as amended.

(7)	Incorporated by reference to Registrant’s Registration Statement on Form S-3 (File No. 333-110060).

(8)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2004 (File No. 000-25317).

(9)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-K for the year period ended December 31, 2004. (File No. 000-25317).

(10)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on January 31, 2005 (File No. 000-25317).

(11)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on February 14, 2005 (File No. 000-25317).