Form 10-K/A
period 2004-12-31
INVITROGEN CORP
filed 2005-05-12
CIK 1073431

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

Explanatory Note

This Annual Report on Form 10-K/A (“Form 10-K/A”) is being filed as Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. This Form 10-K/A is filed with the Securities and Exchange Commission (the “Commission”) for the purpose of providing corrected exhibits 31.1 and 31.2. This report speaks as of the original filing date and, except as indicated, has not been updated to reflect events occurring subsequent to the original filing date.

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

INVITROGEN CORPORATION

Date: May 10, 2005	By:	/s/ GREGORY T. LUCIER
Gregory T. Lucier Chief Executive Officer and President (Principal Executive Officer and Authorized Signatory)

Pursuant to the requirements of the Securities Act, this report has been signed by the following persons in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ GREGORY T. LUCIER Gregory T. Lucier	Chief Executive Officer, President and Director (Principal Executive Officer)	February 22, 2005

/s/ DAVID F. HOFFMEISTER David F. Hoffmeister	Chief Financial Officer (Principal Financial Officer)	February 22, 2005

/s/ JOHN M. RADAK John M. Radak	Vice President, Finance (Principal Accounting Officer)	February 22, 2005

/s/ RAYMOND V. DITTAMORE Raymond V. Dittamore	Director	February 22, 2005

/s/ JAMES R. GLYNN James R. Glynn	Director	February 22, 2005

/s/ DONALD W. GRIMM Donald W. Grimm	Director	February 22, 2005

/s/ BALAKRISHNAN S. IYER Balakrishnan S. Iyer	Director	February 22, 2005

/s/ BRADLEY G. LORIMIER Bradley G. Lorimier	Director	February 22, 2005

/s/ RONALD A. MATRICARIA Ronald A. Matricaria	Director	February 22, 2005

/s/ JAY M. SHORT, PH.D. Jay M. Short, Ph.D.	Director	February 22, 2005

Dr. W. Ann Reynolds	Director	February 22, 2005

/s/ DAVID U’PRICHARD David U’Prichard	Director	February 22, 2005

INDEX TO EXHIBITS

(In our Annual Report on Form 10-K for the Year Ended December 31, 2001, we

numbered sequentially all of the material contracts that we had filed as of

March 31, 2002. Since that time, we have continued to number sequentially any additional material contracts that we file for ease of reference.)

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
2.1	Agreement and Plan of Merger, by and between Invitrogen and Life Technologies, Inc., dated July 7, 2000.(1)
2.2	Agreement and Plan of Merger, by and between Invitrogen and Dexter Corporation, dated July 7, 2000.(1)
2.3	Agreement and Plan of Merger, by and between Invitrogen, Babcock, Inc. and InforMax, Inc., dated October 15, 2002.(2)
2.4	Agreement and Plan of Merger, by and among Invitrogen, INVO Merger Corporation, and NOVEX, dated June 14, 1999(3)
2.5	Agreement and Plan of Merger, by and among Invitrogen, RG Merger Corporation, and Research Genetics, Inc., dated February 1, 2000(4)
2.6	Asset Purchase Agreement by and among Vertex Pharmaceuticals Incorporated, PanVera LLC and Invitrogen Corporation, dated February 4, 2003.(5)
2.7	Agreement and Plan of Merger, by and among Invitrogen Corporation, Mallard Acquisition Corporation, Molecular Probes, Inc. and Richard P. Haugland, as the Shareholders’ Agent, dated July 2, 2003.(27)
2.8	Agreement and Plan of Merger, by and among Invitrogen, Baseball Acquisition Corporation, and BioReliance Corporation, dated December 24, 2003.(26)
3.1	Restated Certificate of Incorporation of Invitrogen, as amended.(6)
3.2	Amended and Restated Bylaws of Invitrogen.(7)
3.3	Certificate of Correction to the Restated Certificate of Incorporation of Invitrogen, dated February 21, 2001.(8)
3.4	Certificate of Designation, Preferences and Rights of the Terms of the Series B Preferred Stock, dated March 27, 2001.(8)
4.1	Specimen Common Stock Certificate.(9)
4.2	5 1/2% Convertible Subordinated Notes Due 2007, Registration Rights Agreement, by and among Invitrogen, and Donaldson, Lufkin & Jenrette Securities Corporation et al., as Initial Purchasers, dated March 1, 2000.(10)
4.3	Indenture, by and between Invitrogen and State Street Bank and Trust Company of California, N.A., dated March 1, 2000.(10)
4.4	2 1/4% Convertible Subordinated Notes due 2006, Registration Rights Agreement, by and among Invitrogen and Credit Suisse First Boston Corporation et al., as Initial Purchasers, dated December 11, 2001.(11)
4.5	Indenture, by and between Invitrogen and State Street Bank and Trust Company of California, N.A. and Table of Contents of Indenture, including Cross-Reference Table to the Trust Indenture Act of 1989, dated December 11, 2001.(11)
4.6	2% Convertible Senior Notes Due 2023, Registration Rights Agreement, by and among Invitrogen, and UBS Securities LLC and Credit Suisse First Boston LLC, as Initial Purchasers, dated August 1, 2003.(28)
4.7	Indenture, by and between Invitrogen and U.S. Bank National Association, dated August 1, 2003.(28)
4.8	1 1/2% Convertible Senior Notes Due 2024, Registration Rights Agreement, by and among Invitrogen, and UBS Securities LLC and Bear Stearns & Co Inc., as Initial Purchasers, dated February 19, 2004.(29)

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
4.9	Indenture, by and between Invitrogen and U.S. Bank National Association, dated February 19, 2004.(29)
4.10	Indenture, by and between Invitrogen and U.S. Bank National Association, dated as of December 14, 2004.(35)
4.11	Indenture, by and between Invitrogen and U.S. Bank National Association, dated as of December 14, 2004.(35)
10.3	1995 Invitrogen Stock Option Plan.(9)
10.4	1996 Novel Experimental Technology Stock Option/Stock Issuance Plan.(12)
10.5	1997 Invitrogen Stock Option Plan, as amended, and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder.(13)
10.8	Novel Experimental Technology Employee Stock Ownership Plan and Trust Agreement, as amended, effective as of April 1, 1997.(14)
10.10	Stock Purchase Agreement, by and among Invitrogen and MorphaGen, Inc., a Delaware Corporation, dated November 3, 1998.(9)
10.11	1998 Novel Experimental Technology Stock Option/Stock Issuance Plan.(12)
10.12	1998 Invitrogen Employee Stock Purchase Plan, as amended, and form of subscription agreement thereunder.(1)
10.16	Lease, by and between CalWest Industrial Properties, LLC, a California limited liability company, and Invitrogen, dated as of May 31, 2001.(11)
10.17	Lease, by and between Blackmore Signal Hill, a California Limited Partnership, and Invitrogen, dated October 7, 1999.(15)
10.18	Lease, by and between Blackmore Lot 99 Investment, a California Limited Partnership, and Invitrogen, dated December 20, 1999.(15)
10.21	5 1/2% Convertible Subordinated Note Due 2007.(10)
10.22	5 1/2% Convertible Subordinated Notes due 2007, Purchase Agreement, dated February 25, 2000.(10)
10.26	2 1/4% Convertible Subordinated Notes due 2006.(11)
10.27	2 1/4% Convertible Subordinated Notes due 2006, Purchase Agreement, dated December 11, 2001.(11)
10.32	Change in Control Agreement, by and between Invitrogen and John D. Thompson, dated June 1, 2001.(16)
10.34	Rights Agreement, by and between Invitrogen and Fleet National Bank Rights Agent, dated February 27, 2001.(17)
10.35	2000 Nonstatutory Stock Option Plan, as amended and restated on July 19, 2001.(18)
10.36	Letter to Mr. Raymond Dittamore, regarding Non-Employee Director Compensation, dated November 5, 2001.(18)
10.37	Invitrogen 401(k), as amended and restated, effective as of January 1, 2002.(11)
10.42	Promotion and Relocation Letter, by and between Invitrogen and Daryl J. Faulkner, dated May 31, 2002.(19)
10.45	Change in Control Agreement, by and between Invitrogen and John A. Cottingham, dated as of June 7, 2002.(19)
10.46	Form of Secured Promissory Note under Invitrogen’s Employee Relocation Guidelines.(19)
10.47	Form of Deed of Trust with Assignment of Rents under Invitrogen’s Employee Relocation Guidelines.(19)
10.48	Form of Addendum to Deed of Trust with Assignment of Rents under Invitrogen’s Employee Relocation Guidelines.(19)
10.49	Form of Employee Relocation Guidelines under Invitrogen’s Employee Relocation Guidelines.(19)
10.50	Settlement Agreement between Invitrogen and Daryl J. Faulkner dated September 9, 2002.(20)

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
10.51	Executive Employment and Severance Agreement, by and between Invitrogen and James R. Glynn, effective as of December 5, 2002.(21)
10.53	Independent Contractor Services Agreement, by and between Invitrogen and Lyle C. Turner dated December 13, 2002.(21)
10.54	University Research Park Ground Lease, by and between University Research Park I and PanVera Corporation, dated as of October 1, 1978.(22)
10.56	Amendment to Executive Employment and Severance Agreement by and between Invitrogen Corporation and James R. Glynn, dated as of June 27, 2003.(23)
10.57	Employment Agreement by and between Invitrogen Corporation and Gregory T. Lucier, to be effective as of May 26, 2003.(23)
10.58	Change-In-Control Agreement by and between Invitrogen Corporation and Gregory T. Lucier, dated as of May 26, 2003.(23)
10.59	Indemnification Agreement by and between Invitrogen Corporation and Gregory T. Lucier, dated as of May 26, 2003.(23)
10.60	Restricted Stock Agreement by and between Invitrogen Corporation and Claude D. Benchimol, dated as of September 4, 2003.(24)
10.61	Restricted Stock Agreement by and between Invitrogen Corporation and Gregory T. Lucier, dated as of May 30, 2003.25)
10.62	NSO Agreement by and between Invitrogen Corporation and Gregory T. Lucier, dated as of May 30, 2003.(25)
10.63	Change-In-Control Agreement by and between Invitrogen Corporation and Claude D. Benchimol, dated as of October 16, 2003.(26)
10.64	Change-In-Control Agreement by and between Invitrogen Corporation and Benjamin E. Bulkley, dated as of October 16, 2003.(26)
10.65	Change-In-Control Agreement by and between Invitrogen Corporation and Joseph Rodriguez, dated as of October 23, 2003.(26)
10.66	Amended and Restated Change-In-Control Agreement by and between Invitrogen Corporation and John A. Cottingham, dated as of October 16, 2003.(26)
10.67	Amended and Restated Change-In-Control Agreement by and between Invitrogen Corporation and Daryl Faulkner, dated as of October 16, 2003.(26)
10.68	Amended and Restated Change-In-Control Agreement by and between Invitrogen Corporation and John D. Thompson, dated as of October 16, 2003.(26)
10.70	Restricted Stock Agreement by and between Invitrogen Corporation and Benjamin Bulkley, dated as of October 15, 2003.(26)
10.71	Restricted Stock Agreement by and between Invitrogen Corporation and Joseph Rodriguez, dated as of October 20, 2003.(26)
10.72	Change-In-Control Agreement by and between Invitrogen Corporation and Karen Gibson, dated as of January 30, 2004.(29)
10.73	Restricted Stock Agreement by and between Invitrogen Corporation and Karen Gibson, dated as of January 30, 2004.(29)
10.74	Change-In-Control Agreement by and between Invitrogen Corporation and Nicolas Barthelemy, dated as of March 10, 2004.(29)
10.75	Restricted Stock Agreement by and between Invitrogen Corporation and Nicolas Barthelemy, dated as of March 10, 2004.(29)
10.76	Executive Health Plan.(30)
10.77	Financial Planning Benefit Plan.(30)
10.78	Supplemental Long Term Disability Plan.(30)
10.79	Invitrogen Corporation Deferred Stock Unit Plan.(30)
10.80	Employment Agreement by and between Invitrogen Corporation and David F. Hoffmeister, effective October 13, 2004.(31)

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
10.81	Notice of Grant and Incentive Stock Option Agreement by and between Invitrogen Corporation and David F. Hoffmeister, effective October 13, 2004.(31)
10.82	Notice of Grant and Nonstatutory Stock Option Agreement by and between Invitrogen Corporation and David F. Hoffmeister, effective October 13, 2004.(31)
10.83	Notice of Grant and Restricted Stock Unit Agreement by and between Invitrogen Corporation and David F. Hoffmeister, dated October 13, 2004.(31)
10.84	Change-in-Control Agreement by and between Invitrogen Corporation and David F. Hoffmeister, dated as of October 13, 2004.(31)
10.85	Indemnification Agreement by and between Invitrogen Corporation and David F. Hoffmeister, dated as of October 13, 2004.(31)
10.86	Executive Officer Severance Plan and Summary Plan Description.(32)
10.87	Invitrogen Corporation 2005 Incentive Plan.(33)
10.88	Summary of Invitrogen Corporation Mid-Term Incentive Compensation Plan.(33)
10.89	Summary of Amendment to the Invitrogen Corporation 2005 Incentive Plan.(34)
10.90	Form of Non-Employee Director Stock Option Agreement.(34)
10.91	Form of Non-Employee Director Restricted Stock Unit Agreement.(34)
10.92	Summary of Non-Employee Director Compensation Program.(34)
21.1	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Financial Officer

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-43674). Original 1998 Invitrogen Employee Stock Purchase Plan (“Plan”) and form of subscription agreement thereunder are incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-68665) and amendment to Plan is incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-43674).
(2)	Incorporated by reference to the Registrant’s Report on Schedule TO filed on October 25, 2002.
(3)	Incorporated by reference to Registrant’s Registration Statement on Form S-4 (File No. 333-82593).
(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on February 16, 2000 (File No. 000-25317).
(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on April 11, 2003 (File No. 000-25317).
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2000 (File No. 000-25317).
(7)	The Amended and Restated Bylaws are incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-68665). A further amendment to the Bylaws adopted by a Resolution of the Board of Directors dated July 19, 2001 is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2001 (File No. 000-25317).
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2001 (File No. 000-25317).
(9)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-68665).
(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 1999 (File No. 000-25317).
(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2001 (File No. 000-25317), as amended.
(12)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-87085).

(13)	The 1997 Stock Option Plan, as amended and restated, is attached to Registrant’s Quarterly Report on Form 10-Q for the Quarterly period ended September 30, 2002 (File No. 000-25317). The forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement under the 1997 Stock Option Plan incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-68665).
(14)	Incorporated by reference to Registrant’s Registration Statement on Form S-1/A (File No. 333-87085).
(15)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2000, (File No. 000-25317).
(16)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2001 (File No. 000-25317).
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 30, 2001 (File No. 000-25317).
(18)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2001 (File No. 000-25317).
(19)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2002 (File No. 000-25317).
(20)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2002 (File No. 000-25317).
(21)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2002 (File No. 000-25317).
(22)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2003 (File No. 000-25317).
(23)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2003 (File No. 000-25317).
(24)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-108442).
(25)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-105730).
(26)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2003 (File No. 000-25317).
(27)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on July 3, 2003 (File No. 000-25317).
(28)	Incorporated by reference to Registrant’s Registration Statement on Form S-3 (File No. 333-110060).
(29)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2004 (File No. 000-25317).
(30)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2004. (File No. 000-25317).
(31)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on October 18, 2004 (File No. 000-25317).
(32)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on November 15, 2004 (File No. 000-25317).
(33)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on January 31, 2005 (File No. 000-25317).
(34)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on February 14, 2005 (File No. 000-25317).
(35)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004 (File No. 000-25317).