Form 10-Q
period 2005-06-30
INVITROGEN CORP
filed 2005-08-03
CIK 1073431

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ or No ☐

As of July 28, 2005, there were 52,769,153 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INVITROGEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$496,820	$198,396
Short-term investments	428,997	779,279
Restricted cash and investments	6,102	5,706
Trade accounts receivable, net of allowance for doubtful accounts of $6,284 and $5,242, respectively	192,752	165,754
Inventories	156,528	122,787
Deferred income tax assets	25,513	31,866
Prepaid expenses and other current assets	29,663	28,440

Total current assets	1,336,375	1,332,228
Long-term investments	14,813	109,088
Property and equipment, net	259,946	222,193
Goodwill	1,730,500	1,424,671
Intangible assets, net	511,911	440,182
Deferred income tax assets	1,169	1,051
Other assets	98,629	84,922

Total assets	$3,953,343	$3,614,335

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,406	$12,390
Accounts payable	80,964	64,261
Accrued expenses and other current liabilities	100,239	119,024
Income taxes	19,366	510

Total current liabilities	201,975	196,185
Long-term debt	1,540,548	1,319,315
Pension liabilities	17,336	15,307
Deferred income tax liabilities	181,908	153,716
Other long-term liabilities	12,731	16,561

Total liabilities	1,954,498	1,701,084

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.01 par value, 6,405,884 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value, 125,000,000 shares authorized; 57,416,821 and 56,274,648 shares issued, respectively	574	562
Additional paid-in-capital	2,098,089	2,029,222
Deferred compensation	(15,286)	(14,887)
Accumulated other comprehensive income	27,348	72,214
Retained earnings	66,311	4,331
Less cost of treasury stock; 4,831,562 shares	(178,191)	(178,191)

Total stockholders’ equity	1,998,845	1,913,251

Total liabilities and stockholders’ equity	$3,953,343	$3,614,335

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITROGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Revenues	$306,456	$253,964	$583,537	$505,288
Cost of revenues	128,410	107,931	234,832	217,270

Gross profit	178,046	146,033	348,705	288,018

Operating expenses:
Sales and marketing	56,294	43,261	104,774	88,715
General and administrative	31,999	26,206	62,003	53,229
Research and development	24,263	18,154	45,504	33,902
Purchased intangibles amortization	29,866	28,307	55,767	56,535
Purchased in-process research and development	12,686	728	13,886	728

Total operating expenses	155,108	116,656	281,934	233,109

Operating income	22,938	29,377	66,771	54,909

Other income (expense):
Interest income	5,074	5,566	10,950	11,420
Interest expense	(7,776)	(7,720)	(15,034)	(17,201)
Gain (loss) on early retirement of debt	139	—	139	(6,775)
Other income (expense), net	170	(32)	25,843	—

Total other income (expense), net	(2,393)	(2,186)	21,898	(12,556)

Income before provision for income taxes	20,545	27,191	88,669	42,353
Income tax provision	(5,639)	(7,502)	(26,689)	(12,155)

Net income	$14,906	$19,689	$61,980	$30,198

Earnings per common share:
Basic	$0.29	$0.38	$1.20	$0.58

Diluted	$0.27	$0.36	$1.10	$0.56

Weighted average shares used in per share calculation:
Basic	52,076	52,182	51,766	51,940
Diluted	55,676	61,185	60,345	55,291

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITROGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the six months ended June 30,
	2005	2004
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$61,980	$30,198
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of businesses acquired:
Depreciation	19,155	18,574
Amortization of intangible assets	57,680	57,967
Amortization of deferred debt issue costs	1,642	1,758
Amortization of premiums on investments, net of accretion of discounts	3,046	4,169
Amortization of deferred compensation	3,340	1,929
Deferred income taxes	(19,256)	(23,120)
In-process research and development	13,886	728
Other non-cash adjustments	13,516	3,907
Changes in operating assets and liabilities:
Trade accounts receivable	(16,284)	(22,345)
Inventories	13,976	15,252
Prepaid expenses and other current assets	17,065	(1,285)
Other assets	(16,642)	401
Accounts payable	10,719	(14,024)
Accrued expenses and other liabilities	(36,448)	(1,516)
Income taxes	8,371	18,302

Net cash provided by operating activities	135,746	90,895

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of available-for-sale securities	621,350	620,797
Purchases of available-for-sale securities	(185,363)	(684,736)
Net cash paid for acquired businesses	(483,038)	(492,680)
Purchases of property and equipment	(32,930)	(10,964)
Proceeds from sale of property and equipment	—	1,329
Payments for intangible assets	(1,037)	(1,549)

Net cash provided by (used in) investing activities	(81,018)	(567,803)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term obligations	350,609	440,590
Principal payments on long-term obligations	(141,806)	(174,869)
Proceeds from sale of common stock	54,656	42,877

Net cash provided by financing activities	263,459	308,598

Effect of exchange rate changes on cash	(19,763)	3,325

Net increase (decrease) in cash and cash equivalents	298,424	(164,985)
Cash and cash equivalents, beginning of period	198,396	588,678

Cash and cash equivalents, end of period	$496,820	$423,693

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

Computation of Earnings Per Share

Basic earnings per share was computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur from the following items:

•	Convertible subordinated notes and contingently convertible notes where the effect of those securities is dilutive;

•	Dilutive stock options; and

•	Unvested restricted stock

Computations for basic and diluted earnings per share employing EITF 04-8 and EITF 90-19 are as follows:

(in thousands, except per share data) (unaudited)	Income (numerator)	Shares (denominator)	Earnings per share
Three months ended June 30, 2005
Basic earnings per share:
Net income	$14,906	52,076	$0.29

Diluted earnings per share:
Dilutive stock options	—	1,601
Unvested restricted stock	—	302
2% Convertible Senior Notes due 2023	190	1,320
1½% Convertible Senior Notes due 2024	92	377

Net income plus assumed conversions	$15,188	55,676	$0.27

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		509
2¼% Convertible Subordinated Notes due 2006		4,786

Three months ended June 30, 2004
Basic earnings per share:
Net income	$19,689	52,182	$0.38

Diluted earnings per share:
Dilutive stock options	—	1,686
Unvested restricted stock	—	175
2¼% Convertible Subordinated Notes due 2006	2,091	5,807
2% Convertible Senior Notes due 2023	189	958
1½% Convertible Senior Notes due 2024	92	377

Net income plus assumed conversions	$22,061	61,185	$0.36

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		1,420

(in thousands, except per share data) (unaudited)	Income (numerator)	Shares (denominator)	Earnings per share
Six months ended June 30, 2005
Basic earnings per share:
Net income	$61,980	51,766	$1.20

Diluted earnings per share:
Dilutive stock options	—	1,531
Unvested restricted stock	—	238
2¼% Convertible Subordinated Notes due 2006	3,835	5,296
2% Convertible Senior Notes due 2023	379	1,137
1½% Convertible Senior Notes due 2024	186	377

Net income plus assumed conversions	$66,380	60,345	$1.10

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		855

Six months ended June 30, 2004
Basic earnings per share:
Net income	$30,198	51,940	$0.58

Diluted earnings per share:
Dilutive stock options	—	1,841
Unvested restricted stock	—	169
2% Convertible Senior Notes due 2023	378	1,053
1½% Convertible Senior Notes due 2024	138	288

Net income plus assumed conversions	$30,714	55,291	$0.56

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		973
2¼% Convertible Subordinated Notes due 2006		5,807
5½% Convertible Subordinated Notes due 2007		834

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

(in thousands, except per share data)(unaudited)	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Net income, as reported	$14,906	$19,689	$61,980	$30,198
Compensation expense, net of related tax effects	(12,936)	(9,803)	(21,832)	(17,830)

Pro forma net income	$1,970	$9,886	$40,148	$12,368

Basic earnings per share:
As reported	$0.29	$0.38	$1.20	$0.58

Pro forma	$0.04	$0.19	$0.78	$0.24

Net income used in calculation of diluted earnings per share	$15,188	$22,061	$66,380	$30,714
Compensation expense, net of related tax effects	(12,936)	(9,803)	(21,832)	(17,830)

Pro forma net income	$2,252	$12,258	$44,548	$12,884

Diluted earnings per share:
As reported	$0.27	$0.36	$1.10	$0.56

Pro forma	$0.04	$0.20	$0.74	$0.23

Comprehensive Income (Loss)

The components of comprehensive income (loss) consist of the following:

(in thousands) (unaudited)	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Net income, as reported	$14,906	$19,689	$61,980	$30,198
Unrealized gain (loss) on investments, Net of related tax effects	692	(3,009)	(579)	(3,390)
Unrealized gain (loss) on hedging transactions, net of related tax effects	4,746	(109)	9,909	1,978
Minimum pension liability adjustment, net of related tax effects	2	—	4	—
Foreign currency translation adjustment	(29,763)	(2,263)	(54,200)	(122)

Total comprehensive income (loss)	$(9,417)	$14,308	$17,114	$28,664

Recent Accounting Pronouncements

In March 2005, the SEC released Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment” (SAB 107). SAB 107 provides the SEC staff position regarding the application of SFAS No. 123R. SAB 107 contains interpretive guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as provides the Staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. The Company is currently reviewing the effect of SAB 107 on its condensed consolidated financial statements as it prepares to adopt SFAS 123R.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (SFAS 95). Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123R must be adopted no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS 123R on January 1, 2006.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (SFAS 153). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company beginning January 1, 2006. The Company is currently evaluating the effect that adoption of SFAS 153 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS 151). This statement amends the guidance in ARB No. 43 Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “ . . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal to require treatment as current period charges . . ..” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement will be effective for inventory costs during the fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of this statement will have a material impact on its financial condition or consolidated results of operations.

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

On October 22, 2004, the American Jobs Creation Act (AJCA) was signed into law. The AJCA includes a special one-time 85 percent dividends received deduction for certain foreign earnings that are repatriated. In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP FAS 109-2). FSP FAS 109-2 provides accounting and disclosure guidance for this repatriation provision. FSP FAS 109-2 requires the Company to disclose certain information regarding its evaluation of the AJCA repatriation provisions (see Note 10 of the Notes to Condensed Consolidated Financial Statements).

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

2. Composition of Certain Financial Statement Items

Investments

Investments consist of the following:

(in thousands)	June 30, 2005	December 31, 2004
	(unaudited)
Short-term
Corporate obligations	$169,566	$221,492
U.S. Treasury and Agency obligations	219,402	212,657
Municipal obligations	3,423	27,179
Commercial paper	36,606	82,249
Auction rate securities	—	235,702

Total short-term investments	$428,997	$779,279

Long-term
Corporate obligations	$6,785	$56,676
U.S. Treasury and Agency obligations	8,028	46,033
Municipal obligations	—	2,327
Equity securities	—	4,052

Total long-term investments	$14,813	$109,088

Total investments	$443,810	$888,367

Inventories

Inventories consist of the following:

(in thousands)	June 30, 2005	December 31, 2004
	(unaudited)
Raw materials and components	$20,963	$17,934

Work in process (materials, labor and overhead)	17,362	10,791
Adjustment to write up acquired work in process inventory to fair value	15,334	—

Total work in process	32,696	10,791

Finished goods (materials, labor and overhead)	100,605	94,062
Adjustment to write up acquired finished goods inventory to fair value	2,264	—

Total finished goods	102,869	94,062

	$156,528	$122,787

Property and Equipment

Property and equipment consist of the following:

(in thousands)	Estimated Useful life (in years)	June 30, 2005	December 31, 2004
		(unaudited)
Land	—	$22,783	$19,449
Building and improvements	1-50	150,682	134,912
Machinery and equipment	3-13	197,446	157,423
Construction in process	—	34,465	17,538

		405,376	329,322
Accumulated depreciation and amortization		(145,430)	(107,129)

		$259,946	$222,193

Goodwill and Other Intangible Assets

The $305.8 million increase in goodwill on the consolidated balance sheets from December 31, 2004 to June 30, 2005, was the result of a $325.2 million increase due to current year acquisitions, offset by $5.9 million in adjustments for prior acquisitions and $13.5 million in currency translation adjustments.

Intangible assets consist of the following:

	June 30, 2005 (unaudited)			December 31, 2004
(in thousands)	Weighted average life	Gross carrying amount	Accumulated amortization	Weighted average life	Gross carrying amount	Accumulated amortization
Amortized intangible assets:
Purchased technology	7 years	$710,669	$(327,515)	7 years	$634,200	$(282,098)
Purchased tradenames and trademarks	8 years	87,400	(39,279)	5 years	54,074	(33,796)
Purchased customer base	10 years	71,053	(16,211)	13 years	54,018	(12,749)
Other intellectual properties	8 years	29,997	(14,441)	8 years	27,497	(12,026)
Genome libraries	3 years	1,581	(1,578)	3 years	1,581	(1,570)
Non-compete agreements	3 years	5,902	(3,118)	3 years	5,902	(2,302)

		$906,602	$(402,142)		$777,272	$(344,541)

Intangible assets not subject to amortization:
Purchased tradenames and trademarks		$7,451			$7,451

Amortization expense related to amortizable intangible assets for the three months ended June 30, 2005 and 2004 was $30.8 million and $29.1 million, respectively, and $57.7 million and $58.0 million for the six months ended June 30, 2005 and 2004, respectively.

Estimated aggregate amortization expense is expected to be $54.3 million for the remainder of fiscal year 2005, and $108.0 million, $95.1 million, $59.5 million and $54.0 million for the years ending December 31, 2006, 2007, 2008 and 2009, respectively.

3. Other Income (Expense), Net

Other income (expense), net consists of the following:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)(unaudited)	2005	2004	2005	2004
Gain on forward contract	$—	$—	$21,003	$—
Sale of equity investment	—	—	2,796	—
Foreign currency gain on short-term intercompany loan	—	—	2,200	—
Other	170	(32)	(156)	—

	$170	$(32)	$25,843	$—

4. Business Combinations

Dynal Acquisition

On April 1, 2005, the Company acquired all of the outstanding shares of common stock and stock options of Dynal Biotech Holding AS (Dynal). Based in Oslo, Norway, Dynal is the industry leader in magnetic bead technologies used in cell separation and purification, cell stimulation, protein research, nucleic acid research and microbiology. The primary reason for the acquisition was to leverage Dynal’s technologies across the Company’s broad product portfolio. This combination has applications in numerous areas of research, including stem cell and cell therapy applications, as well as in products that support molecular diagnostics, and other key areas of research. The Company has continued Dynal’s operations as part of its BioDiscovery business segment.

The results of operations have been included in the accompanying condensed consolidated financial statements from the date of acquisition.

The total cost of the acquisition was as follows:

(in thousands) (unaudited)
Cash paid for common stock	$347,308
Cash paid to extinguish debt as a result of acquisition	53,057
Direct costs	2,194

Total purchase price	$402,559

As of June 30, 2005, the purchase price allocation shown below is preliminary and subject to the finalization of the independent valuation report.

(in thousands) (unaudited)
Fair value of net tangible assets acquired	$20,070
Fair value of purchased in-process research and development costs acquired	12,800
Fair value of identifiable intangible assets acquired	104,100
Goodwill	265,589

$402,559

Purchased intangibles are being amortized over a weighted average life of 8 years. An established client list, a history of operating margins and profitability, a strong scientific employee base and operations in an attractive market niche were among the factors that contributed to a purchase price resulting in the recognition of goodwill. The Company believes none of the intangible assets and goodwill recognized will be deductible for federal income tax purposes.

As part of the integration of the business, the Company has established a preliminary reserve for the termination and relocation of certain employees to other sites. The Company is currently evaluating additional integration opportunities of the business. At June 30, 2005, the Company had $1.6 million remaining in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets related to this integration. No activity for accrued acquisition and business integration costs were incurred for the six months ended June 30, 2005.

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

(in thousands) (unaudited)
Cash paid for common stock	$404,793
Cash paid for outstanding common stock options	28,505
Debt assumed as a result of acquisition	70,436
Direct costs	3,322

Total purchase price	$507,056

The final purchase price allocation is shown below:

(in thousands) (unaudited)
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

As a result of the integration of the business and the Company’s implementation of a decision made by the board of directors of BioReliance to close duplicate facilities in Worchester, Massachusetts, prior to the acquisition, the Company has terminated 76 employees and relocated 8 employees to other sites. At June 30, 2005, the Company had $0.9 million remaining in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets related to this integration. Activity for accrued acquisition and business integration costs for the six months ended June 30, 2005, is as follows:

(in thousands)(unaudited)	Balance at December 31, 2004	Amounts paid in cash	Balance at June 30, 2005
Stock options	$102	$(102)	$—
Severance charges	741	(399)	342
Change-in-control agreements	350	—	350
Other costs to close facilities	250	—	250

	$1,443	$(501)	$942

Pro Forma Information

The following unaudited pro forma information assumes that the April 2005 acquisition of Dynal and the February 2004 acquisition of BioReliance occurred at the beginning of the periods presented. The unaudited pro forma information excludes the Company’s other acquisitions in 2005 and 2004, as the effects of those acquisitions were not material to the overall condensed consolidated financial statements. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the acquisitions been in effect as of the periods indicated above, or of future results of operations. The unaudited pro forma results for the three and six months ended June 30, 2005 and 2004, were as follows:

(in thousands, except per share data)(unaudited)	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Revenues	$328,348	$283,531	$583,537	$554,788
Net income(1)	17,124	19,506	61,980	31,523
Earnings per share:
Basic	$0.33	$0.37	$1.20	$0.61
Diluted	$0.31	$0.32	$1.03	$0.57

(1)	Includes, on a pre-tax basis, nonrecurring charges of $11.2 million and $7.3 million for the three months ended June 30, 2005 and 2004, and $11.8 million and $17.6 million for the six months ended June 30, 2005 and 2004, respectively, of increased cost of revenues for the estimated sale of inventory written up to fair market value under purchase accounting rules; and $12.7 million and $0.7 million for the three months ended June 30, 2005 and 2004, and $13.9 million and $0.7 million for the six months ended June 30, 2005 and 2004, for the write-off of purchased in-process research and development costs.

Immaterial Acquisitions

During the six months ended June 30, 2005, the Company completed three acquisitions that were not material to the overall condensed consolidated financial statements. The results of operations have been included in the accompanying condensed consolidated financial statements from the respective dates of the acquisitions.

The aggregate purchase price of the 2005 acquisitions was $88.4 million, consisting of $84.3 million in cash (including acquisition costs of $0.5 million) and $4.1 million in notes payable. The excess of purchase price over the acquired net tangible assets was $72.1 million at June 30, 2005, of which $29.8 million has been allocated to identifiable intangible assets amortized over a weighted average life of 9 years, $54.1 million has been allocated to goodwill and $1.3 million has been expensed as in-process research and development costs for the six months ended June 30, 2005. The Company has recorded a deferred tax liability on the fair value of identifiable intangible assets of $13.1 million.

5. Segment Information

The Company has two reportable segments: BioDiscovery and BioProduction.

The BioDiscovery product segment includes functional genomics, cell biology and drug discovery product lines. Functional genomics encompasses products from the initial cloning and manipulation of DNA, to examining RNA levels and regulating gene expression in cells, to capturing, separating and analyzing proteins. These include the research tools used in reagent and kit form that simplify and improve gene acquisition, gene cloning, gene expression, and gene analysis techniques. This segment also includes a full range of enzymes, nucleic acids, other biochemicals and reagents. These biologics are manufactured to the highest research standards and are matched in a gene specific, validated manner (gene, orf, rnai, protein, antibodies, etc.) to ensure researchers the highest purity and scientific relevance for their experimentation. The Company also offers software that enables more efficient, accelerated analysis and interpretation of genomic, proteomic and other biomolecular data for application in pharmaceutical, therapeutic and diagnostic development. The recent acquisitions of Zymed Laboratories, Inc. (Zymed), Caltag Laboratories (Caltag) and Dynal have introduced and will continue to enable the Company to offer new technology and products, such as antibodies and proteins (Zymed and Caltag) and magnetic beads used for biological separation (Dynal), which is the first step in almost every biologic investigative or diagnostic process. See Note 4 of the Notes to Condensed Consolidated Financial Statements.

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

Segment information is as follows:

(dollars in thousands)(unaudited)	BioDiscovery	BioProduction	Unallocated (1)	Total
Three months ended June 30, 2005
Revenues	$185,422	$121,034	$—	$306,456

Gross profit	130,956	58,208	(11,118)	178,046

Gross margin	71%	48%		58%
Selling and administrative	62,716	25,501	76	88,293
Research and development	21,283	2,767	213	24,263
Purchased intangibles amortization and in-process research and development	—	—	42,552	42,552

Operating income (loss)	$46,957	$29,940	$(53,959)	$22,938

Operating margin	25%	25%		7%
Three months ended June 30, 2004
Revenues	$143,000	$110,964	$—	$253,964

Gross profit	100,634	52,772	(7,373)	146,033

Gross margin	70%	48%		58%
Selling and administrative	46,405	22,985	77	69,467
Research and development	15,670	2,250	234	18,154
Purchased intangibles amortization and in-process research and development	—	—	29,035	29,035

Operating income (loss)	$38,559	$27,537	$(36,719)	$29,377

Operating margin	27%	25%		12%
Six months ended June 30, 2005
Revenues	$347,773	$235,764	$—	$583,537

Gross profit	247,111	113,406	(11,812)	348,705

Gross margin	71%	48%		60%
Selling and administrative	115,691	50,940	146	166,777
Research and development	39,440	5,632	432	45,504
Purchased intangibles amortization and in-process research and development	—	—	69,653	69,653

Operating income (loss)	$91,980	$56,834	$(82,043)	$66,771

Operating margin	26%	24%		11%
Six months ended June 30, 2004
Revenues	$295,673	$209,615	$—	$505,288

Gross profit	207,917	97,856	(17,755)	288,018

Gross margin	70%	47%		57%
Selling and administrative	96,969	44,829	146	141,944
Research and development	28,962	4,496	444	33,902
Purchased intangibles amortization and in-process research and development	—	—	57,263	57,263

Operating income (loss)	$81,986	$48,531	$(75,608)	$54,909

Operating margin	28%	23%		11%

(1)	Unallocated items for the three months ended June 30, 2005 and 2004, include costs for purchase accounting inventory revaluations of $11.2 million and $7.3 million, amortization of purchased intangibles of $29.9 million and $28.3 million, in-process research and development of $12.7 million and $0.7 million and amortization of deferred compensation of $0.4 million and $0.4 million, respectively. Unallocated items for the six months ended June 30, 2005 and 2004, include costs for purchase accounting inventory revaluations of $11.8 million and $17.6 million, amortization of purchased intangibles of $55.8 million and $56.5 million, in-process research and development of $13.9 million and $0.7 million and amortization of deferred compensation of $0.7 million and $0.8 million, respectively. These items are not allocated by management for purposes of analyzing the operations since they are principally non-cash or other costs resulting primarily from business restructuring or purchase accounting that are separate from ongoing operations.

6. Long-Term Debt

Long-term debt consists of the following:

(in thousands)	June 30, 2005	December 31, 2004
	(unaudited)
3¼% Convertible Senior Notes (principal due 2025)	$350,000	$—
1½% Convertible Senior Notes (principal due 2024)	450,000	450,000
2% Convertible Senior Notes (principal due 2023)	350,000	350,000
2¼% Convertible Subordinated Notes (principal due 2006)	374,931	500,000
Note payable, due September 30, 2006, interest accruing at 4.8% per annum and pledged restricted cash	11,861	12,584
Loan payable, campus purchase, due and payable prior to December 31, 2005, imputed interest of 2%	—	11,081
Capital lease obligations	1,147	6,424
Other	4,015	1,616

	1,541,954	1,331,705
Less current portion	(1,406)	(12,390)

	$1,540,548	$1,319,315

During the six months ended June 30, 2005, the Company assumed $1.9 million in long-term obligations in conjunction with its acquisitions. The long-term obligations acquired consist of $0.6 million classified as current portion, and $1.3 million as long-term. In addition during the six months ended June 30, 2005, the Company sold its obligation under a build out and capital lease obligation to an unrelated third party. A total of $5.2 million in long-term obligations was removed from the Company’s Condensed Consolidated Balance Sheets.

On June 20, 2005, the Company sold 3¼% Convertible Senior Notes due 2025 (the “Notes”) to certain qualified institutional investors at par value. Including the exercise of the over-allotment option, the total size of the offering was $350 million. After expenses, the net proceeds to Company was $343 million.

Interest is payable on the Notes semi-annually in arrears beginning December 15, 2005. In addition to the coupon interest of 3.25%, additional interest of 0.225% of the market value of the Notes may be required to be paid per six month period beginning June 15, 2011, if the market value of the Notes during a specified period is 120% or more of the Notes’ principal value. The Notes may be redeemed, in whole or in part, at the Company’s option on or after June 15, 2011, at 100% of the principal amount plus any accrued and unpaid interest. In addition, the holders of the Notes may require the Company to repurchase all or a portion of the Notes for 100% of the principal amount, plus any accrued and unpaid interest, on June 15, 2011, 2015, and 2020 or upon the occurrence of certain fundamental changes. Prepayment of amounts due under the Notes will be accelerated in the event of bankruptcy or insolvency, and may be accelerated by the trustee or holders of 25% of the Notes’ principal value upon default of payment of principal or interest when due for over thirty days, the Company’s default on its conversion or repurchase obligations, failure of the Company to comply with any of its other agreements in the Notes or indenture, or upon cross-default by the Company or a significant subsidiary for failure to make a payment at maturity or the acceleration of other debt of the Company or a significant subsidiary, in either case exceeding $50 million.

The terms of the Notes require the Company to settle the par value of such Notes in cash and deliver shares only for the differential between the stock price on the date of conversion and the base conversion price (initially approximately $98.25 per share). As such, EITF 90-19 and 04-8 require the Company to use the treasury stock equivalent method to calculated diluted earnings per share, as if the Notes were outstanding since date of issuance.

During the six months ended June 30, 2005, the Company used a portion of the proceeds from the issuance of the Notes to repurchase $125 million of its 2¼% convertible subordinated notes due December 15, 2006, for less than par value. The Company recorded a gain of $1.2 million for the call discount payment and a loss of $1.1 million related to the write-off of unamortized deferred financing costs during the six months ended June 30, 2005.

7. Lines of Credit

As of June 30, 2005, the Company’s U.S. operations along with several foreign subsidiaries had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The credit facilities bear interest at fixed rates, the respective bank’s prime rate, the London LIBOR rate and the Japan TIBOR rate (a weighted average rate of 2.99% at June 30, 2005). The U.S. dollar equivalent of these facilities total $259.6 million, of which $1.9 million was outstanding at June 30, 2005, under these lines of credit. There are no parent company guarantees associated with these facilities.

On April 27, 2005, the Company entered into a secured line of credit that provides up to $250 million in borrowings at LIBOR plus 0.15. The secured credit facility is collateralized by investments and matures on September 30, 2005. On April 28, 2005 the Company borrowed $124 million to repurchase $125 million of its 2¼% convertible subordinated notes due December 15, 2006, for less than par value. On June 20, 2005, the Company sold $350 million of its 3¼% Convertible Senior Notes due 2025 (see Note 6) to certain qualified institutional investors at par value. A portion of the proceeds was used to pay down the secured line of credit. The amount available from the secured line of credit was $250 million at June 30, 2005.

8. Commitments and Contingencies

Operating Leases

During the six months ended June 30, 2005, the Company assumed several operating leases in conjunction with its acquisitions. The operating leases, which expire at various times through the year 2018, require the Company to make payments of $3.9 million for the remainder of 2005, $3.9 million for 2006, $3.2 million for 2007, $3.1 million for 2008, $2.8 million for 2009, $1.8 million for 2010, with $8.1 million required for the remaining portion of the leases through 2018. Future minimum lease payments were reduced by $2.9 million as of June 30, 2005, due to the sublease of property associated with the acquisition of Informax during December 2002.

Letters of Credit

The Company had outstanding letters of credit totaling $9.5 million at June 30, 2005, of which $4.8 million was to support liabilities associated with the Company’s self-insured worker’s compensation programs and $4.7 million was to support its building lease requirements.

Executive Employment Agreements

The Company has employment contracts with key executives that provide for the continuation of salary if terminated for reasons other than cause, as defined in those agreements. At June 30, 2005, future employment contract commitments for such key executives were approximately $5.3 million for the remainder of fiscal year 2005 and approximately $1.0 million for both fiscal year 2006 and 2007.

Contingent Acquisition Obligations

Pursuant to the purchase agreements for certain acquisitions, the Company could be required to make additional contingent cash payments based on the achievement of certain operating results of the companies. Payments aggregating a maximum of $87.3 million and certain other payments based upon future gross sales could be required through the fourth quarter of fiscal year 2007. Additional payments totaling $30.0 million could be required of the Company based upon the achievement of certain research and development milestones through the second quarter of fiscal year 2006. To date no contingent payments have been earned for operating results or research and development milestones.

Environmental Liabilities

The Company assumed certain environmental exposures as a result of its merger with Dexter Corporation in 2000 and recorded reserves to cover estimated environmental clean-up costs. The environmental reserves, which are not discounted, were $7.8 million at June 30, 2005, and included current reserves of $0.7 million, which are estimated to be paid during the next twelve months, and long-term reserves of $7.1 million. In addition, the Company has an insurance policy for these assumed environmental exposures. Based upon currently available information, the Company believes that it has adequately provided for these environmental exposures and that the outcome of these matters will not have a material adverse effect on its consolidated results of operations.

Intellectual Properties

The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including protection of its owned and licensed intellectual property. The Company accrues for such contingencies when it is probable that a liability is incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. At June 30, 2005, the Company had accrued $1.1 million in legal fees associated with litigation related to a patent infringement suit on the condensed consolidated financial statements. Specific royalty liabilities related to acquired businesses have also been recorded on the condensed consolidated financial statements at June 30, 2005.

Litigation

The Company is subject to potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted. These matters have arisen in the ordinary course and conduct of the Company’s business, as well as through acquisitions, and some are expected to be covered, at least partly, by insurance. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters that are pending or may be asserted could be decided unfavorably to the Company. Although the amount of liability at June 30, 2005, with respect to these matters cannot be ascertained, the Company believes that any resulting liability should not materially affect its condensed consolidated financial statements.

9. Pension Plans and Postretirement Health and Benefit Program

The Company has several defined benefit pension plans covering its U.S. employees and employees in several foreign countries. The Company also administers the Dexter Postretirement Health and Benefit Program, which provides benefits to certain participants who are not employees of the Company but were employees of Dexter Corporation prior to the sale of its businesses and its merger with the Company. The acquisition of Dynal increased the Company’s net periodic pension cost by $0.3 million for the three and six months ended June 30, 2005.

The components of net periodic pension cost for the Company’s pension plans and postretirement health and benefit program for the three and six months ended June 30, 2005 and 2004, were as follows:

(in thousands)(unaudited)	Domestic Plans
	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Interest cost	$827	$811	$1,654	$1,622
Expected return on plan assets	(1,331)	(1,125)	(2,662)	(2,250)
Amortization of prior service cost	60	—	120	—
Amortization of actuarial loss	406	486	811	972

Net periodic pension cost (benefit)	$(38)	$172	$(77)	$344

(in thousands)(unaudited)	Foreign Plans
	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Service cost	$786	$583	$1,328	$1,168
Interest cost	426	432	746	866
Expected return on plan assets	(404)	(450)	(722)	(902)
Amortization of actuarial loss	30	19	52	38

Net periodic pension cost	$838	$584	$1,404	$1,170

10. Income Taxes

Income taxes are determined using an estimated annual effective tax rate. The provision for income taxes is less than the 35% U.S. federal statutory rate primarily due to lower tax rates in certain non-U.S. jurisdictions, export incentives and research and development tax credits available in the United States. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities.

On October 22, 2004, the American Jobs Creation Act (AJCA) was enacted. The AJCA includes a one-time opportunity allowing US multinational corporations to repatriate foreign earnings at a reduced rate of tax. Subject to meeting certain conditions and restrictions, 85% of qualifying repatriated foreign earnings, as defined by the AJCA, can be excluded from US taxable income. The IRS incorporated these provisions into US tax law under Internal Revenue Code § 965. The IRS issued Notice 2005-38 in May 2005, which provides clarification on certain issues related to the application of § 965. However, not all of the outstanding issues regarding the repatriation provision, as it applies to the Company, were clarified by Notice 2005-38. The Company is working on obtaining further certainty on key sections of § 965 and expects to complete its evaluation within a reasonable period of time once these uncertainties are resolved. If these uncertainties are favorable resolved, the Company expects to repatriate between $70 and $90 million of earnings. The related income tax benefit is estimated to range between $10 and $18 million. In addition to the potential income tax benefit resulting from repatriation under § 965, such repatriation could, under certain circumstances, also cause the recognition of currency translation gains of approximately $17 million.

11. Subsequent Events

On July 20, 2005 the UK enacted legislation that included provisions designed to curtail certain UK interest expense deductions. The Company does not believe this new legislation was intended to apply to its UK operations. The Company has submitted an application to the UK tax authorities to confirm that the new rules will not impact the deductibility of its UK interest expense. However, as this legislation is new and complex, no assurance can be given that the UK tax authorities will determine the new rules do not apply to the Company’s UK interest expense. Should the UK tax authorities ultimately determine that the new rules do apply, the Company could incur additional income tax expense for 2005 up to $3.6 million. The impact of the legislation, if any, will be reported in the period in which such clarification is obtained.

On July 25, 2005, the Company entered into a definitive agreement to acquire all of the outstanding shares of common stock of publicly held broad-based life sciences company BioSource International (NASDAQ: BIOI) in an all cash transaction for approximately $130 million. The transaction is subject to the approval of BioSource International’s shareholders and is expected to close by December 31, 2005.

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

Overview

Revenues for the six months ended June 30, 2005 were $583.5 million, with net income of $62.0 million. On February 14, 2005, we acquired Zymed Laboratories Inc. (Zymed), a producer of pathology products, cancer and cell biology reagents and biomarkers, and general immunochemical reagents for the life sciences research and clinical diagnostics markets. On April 1, 2005, we acquired Dynal Biotech Holding AS (Dynal), based in Oslo, Norway. Dynal is the industry leader in magnetic bead technologies that are used in cell separation and purification, cell stimulation, protein research, nucleic acid research and microbiology. On May 23, 2005, we acquired Caltag Laboratories (Caltag), a privately held immunological assay manufacturer which develops, manufactures and markets antibodies and reagents to biotechnology and pharmaceutical companies, private and university hospitals and research laboratories. These acquisitions will enhance our ability to offer new technology and products in our BioDiscovery segment.

On July 25, 2005, the Company entered into a definitive agreement to acquire all of the outstanding shares of common stock of publicly held broad-based life sciences company BioSource International (NASDAQ: BIOI) in an all cash transaction for approximately $130 million. BioSource International develops, manufactures and markets products, new therapies and medical diagnostics for understanding disease. Its products include a wide collection of proteins, primary and secondary antibodies, reagents and assay development for immunology, signal transduction and multiplex screening. The transaction is subject to the approval of BioSource International’s shareholders and is expected to close by December 31, 2005.

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

We conduct our business through two principal segments:

•

BioDiscovery. Our BioDiscovery product segment includes our functional genomics, cell biology and drug discovery product lines. Functional genomics encompasses products from the initial cloning and manipulation of DNA, to examining RNA levels and regulating gene expression in cells, to capturing, separating and analyzing proteins. These include the research tools used in reagent and kit form that simplify and improve gene acquisition, gene cloning, gene expression, and gene analysis techniques. This segment also includes a full range of enzymes, nucleic acids, other biochemicals and reagents. These biologics are manufactured to the highest research standards and are matched in a gene specific, validated manner (gene, orf, rnai, protein, antibodies, etc.) to ensure researchers the highest purity and scientific relevance for their experimentation. We also offer software through this segment that enables more efficient, accelerated analysis and interpretation of genomic, proteomic and other biomolecular data for application in pharmaceutical, therapeutic and diagnostic development. The acquisitions of Zymed, Caltag and Dynal will enhance our ability to offer new technology and products, such as antibodies and proteins (Zymed and Caltag) and magnetic beads used for biological separation (Dynal), which is the first step in almost every biologic investigative or diagnostic process.

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

Outlook

In 2005, we expect continued overall revenue growth of 16% due to acquisitions and organic growth. We expect our organic growth rate to contribute approximately 6% to 8%. We believe gross margins will be affected by the integration of acquired businesses in addition to sales volumes, competitive conditions, royalty payments on licensed technologies, the cost of raw materials, changes in average selling prices, our ability to make productivity improvements, and foreign currency rates. We expect to see continued productivity gains in our sales and marketing expenditures as we use product specialists to support our existing customer account managers allowing us to maintain the effectiveness of our direct selling organization while offering an increasing portfolio of products. We plan on implementing programs and actions to improve our efficiency in the general and administrative area. These programs will focus in the areas of process improvement and automation. We expect over time that these actions will reduce our general and administrative expenses as a percent of revenues. We expect research and development expense as a percent of revenues will continue to increase as we expand our capabilities to accelerate innovation and ramp up research and development of recently acquired businesses. You should also refer to the Risk Factors section included in this Form 10-Q for further discussion of risks related to our business.

RESULTS OF OPERATIONS

Second Quarter of 2005 Compared to Second Quarter of 2004

The following table compares revenues and gross margin by segment for the second quarter of 2005 and 2004:

	For the three months ended June 30,
(in millions)(unaudited)	2005	2004	Increase	% Increase
BioDiscovery revenues	$185.5	$143.0	$42.5	30%
BioProduction revenues	121.0	111.0	10.0	9%

Total revenues	$306.5	$254.0	$52.5	21%

BioDiscovery gross margin	71%	70%
BioProduction gross margin	48%	48%
Total gross margin	58%	58%

Revenues

Revenues increased by $52.5 million or 21% for the second quarter of 2005 compared to the second quarter of 2004. Acquisitions and foreign currency translation accounted for $30.5 million or 12% and $5.1 million or 2%, respectively. The remaining $16.9 million or 7% of growth was mainly due to increased volume, slightly offset by lower average selling prices.

Gross Margin

Gross margin in the second quarter of 2005 compared to the second quarter of 2004 remained constant at 58%. Included in gross margin for the second quarter of 2005 and 2004 was approximately $11.2 million and $7.3 million of costs associated with products sold that were acquired as a result of a business combination, respectively. In accordance with purchase accounting rules, this acquired inventory was written-up to fair market value and subsequently expensed as the inventory was sold. The impact of inventory revaluations decreased our gross margin by two percentage points in the second quarter of 2005 compared to the second quarter of 2004. This decrease was offset by a four percentage point increase due to productivity improvements, product mix, increased royalties and favorable currency exchange rates, and partially offset by a two percentage point decrease due to lower average selling prices.

Operating Expenses

The following table compares operating expenses by segment for the second quarter of 2005 and 2004:

	For the three months ended June 30,
	2005		2004
(in millions)(unaudited)	Operating expense	As a percentage of segment revenues	Operating expense	As a percentage of segment revenues	Increase (decrease)
BioDiscovery segment:
Sales and marketing	$40.3	22%	$30.2	21%	$10.1
General and administrative	22.4	12%	16.2	11%	6.2
Research and development	21.3	11%	15.7	11%	5.6
BioProduction segment:
Sales and marketing	$15.9	13%	$13.0	12%	$2.9
General and administrative	9.6	8%	10.0	9%	(0.4)
Research and development	2.8	2%	2.2	2%	0.6
Unallocated:
Sales and marketing	$0.1		$0.1		$0.0
Research and development	0.2		0.2		0.0
Consolidated:
Sales and marketing	$56.3	18%	$43.3	17%	$13.0
General and administrative	32.0	10%	26.2	10%	5.8
Research and development	24.3	8%	18.1	7%	6.2

Sales and Marketing. For the second quarter of 2005, sales and marketing expenses increased $13.0 million or 30% compared to the second quarter of 2004. Acquisitions and foreign currency accounted for $5.6 million and $0.9 million, respectively, of incremental expenses in 2005. The remaining $6.5 million increase was mainly due to $3.8 million as a result of increased headcount, $3.1 million in increased promotional and marketing activities and $1.2 million in other costs, partially offset by $1.6 million due to reduced incentive compensation pay. Overall, sales and marketing expenses as a percentage of revenues increased slightly by one percentage point.

General and Administrative. For the second quarter of 2005, general and administrative expenses increased $5.8 million or 22% compared to the second quarter of 2004. Acquisitions and foreign currency accounted for $3.6 million and $0.3 million, respectively, of incremental expenses in 2005. The remaining $1.9 million increase was mainly due to $1.1 million in higher legal fees associated with litigation related to a patent infringement suit, $0.9 million of implementation costs related to outsourcing certain global functions, $0.5 million of increased compensation and $0.2 million in other costs, partially offset by $0.8 million of lower bad debt expense. Overall, general and administrative expenses as a percentage of revenues remained constant.

Research and Development. Research and development expenses for the second quarter of 2005 increased $6.2 million or 34% compared to the second quarter of 2004. Acquisitions accounted for $4.6 million in incremental research and development expenses in 2005. The remaining $1.6 million increase was mainly due to $2.4 million as a result of increased headcount, partially offset by $0.6 million in decreased incentive compensation and $0.2 million of outside services.

Purchased Intangibles Amortization. Amortization expense related to purchased intangible assets acquired in our business combinations was $29.9 million for the second quarter of 2005 compared to $28.3 million for the second quarter of 2004. The $1.6 million increase is primarily due to intangible assets acquired through acquisitions, partially offset by certain intangible assets being fully amortized during 2004.

Purchased In-Process Research and Development. In conjunction with our acquisitions in the second quarter of 2005, we purchased in process research and development projects valued at $12.7 million that was expensed upon the acquisition date.

Interest Income. Interest income was $5.1 million for the second quarter of 2005, compared to $5.6 million for the second quarter of 2004. The $0.5 million decrease is mainly due to a decrease in the average balance of our investments held during the quarter ended 2005 versus 2004, mainly as a result of the use of cash for acquisitions. Interest income in the future will be affected by changes in short-term interest rates and changes in cash balances, which may materially increase or decrease as a result of acquisitions and other financing activities.

Interest Expense. Interest expense was $7.8 million for the second quarter of 2005 compared to $7.7 million for the second quarter of 2004. The $0.1 million increase was mainly due to the issuance of our 3¼% convertible notes in June 2005, slightly offset by the partial redemption of our 2¼% convertible notes in April 2005.

Provision for Income Taxes. The effective tax rate as a percentage of pre-tax income was 27.4% for the second quarter of 2005 compared with 27.6% for the second quarter of 2004. The marginal decrease in the effective tax rate is mainly due to the impact of acquisitions in the second quarter offset by an increase of income earned in jurisdictions having higher tax rates.

First Six Months of 2005 Compared to First Six Months of 2004

The following table compares revenues and gross margin by segment for the first six months of 2005 and 2004:

	For the six months ended June 30,
(in millions)(unaudited)	2005	2004	Increase	% Increase
BioDiscovery revenues	$347.8	$295.7	$52.1	18%
BioProduction revenues	235.7	209.6	26.1	12%

Total revenues	$583.5	$505.3	$78.2	15%

BioDiscovery gross margin	71%	70%
BioProduction gross margin	48%	47%
Total gross margin	60%	57%

Revenues

Revenues increased by $78.2 million or 15% for the first six months of 2005 compared to the first six months of 2004. Acquisitions and foreign currency translation accounted for $41.0 million or 8% and $10.8 million or 2%, respectively. The remaining $26.4 million or 5% of growth was mainly due to increased volume, slightly offset by lower average selling prices.

Gross Margin

Gross margin for the first six months of 2005 compared to the first six months of 2004 increased three percentage points. Included in gross margin for the first six months of 2005 and 2004 was approximately $11.8 million and $17.6 million of costs associated with products sold that were acquired as a result of a business combination, respectively. In accordance with purchase accounting rules, this acquired inventory was written-up to fair market value and subsequently expensed as the inventory was sold. The impact of inventory revaluations increased our gross margin by one percentage point for the first six months of 2005 compared to the first six months of 2004. The remaining two percentage point increase was the result of productivity improvements, product mix, increased royalties and favorable currency exchange rates, partially offset by lower average selling prices.

Operating Expenses

The following table compares operating expenses by segment for the first six months of 2005 and 2004:

	For the six months ended June 30,				Increase (decrease)
	2005		2004
(in millions)(unaudited)	Operating expense	As a percentage of segment revenues	Operating expense	As a percentage of segment revenues
BioDiscovery segment:
Sales and marketing	$73.3	21%	$62.7	21%	$10.6
General and administrative	42.4	12%	34.3	12%	8.1
Research and development	39.4	11%	29.0	10%	10.4

BioProduction segment:
Sales and marketing	$31.4	13%	$25.9	12%	$5.5
General and administrative	19.6	8%	18.9	9%	0.7
Research and development	5.6	2%	4.5	2%	1.1

Unallocated:
Sales and marketing	$0.1		$0.1		$0.0
Research and development	0.4		0.4		0.0

Consolidated:
Sales and marketing	$104.8	18%	$88.7	18%	$16.1
General and administrative	62.0	11%	53.2	11%	8.8
Research and development	45.5	8%	33.9	7%	11.6

Sales and Marketing. For the first six months of 2005, sales and marketing expenses increased $16.1 million or 18% compared to the first six months of 2004. Acquisitions and foreign currency accounted for $7.1 million and $2.2 million, respectively, of incremental expenses in 2005. The remaining $6.8 million increase was mainly due to $3.7 million as a result of increased headcount, $3.1 million in increased promotional and marketing activities and $0.8 million in other costs, offset by $0.8 million due to a reduction in incentive compensation. Overall, sales and marketing expenses as a percentage of revenues remained constant.

General and Administrative. For the first six months of 2005, general and administrative expenses increased $8.8 million or 17% compared to the first six months of 2004. Acquisitions and foreign currency accounted for $5.1 million and $1.1 million, respectively, of incremental expenses in 2005. The remaining $2.6 million increase was mainly due to $2.9 million of implementation costs related to outsourcing certain global functions and $1.4 million of increased compensation, partially offset by $1.3 million of lower bad debt expense and $0.4 million in lower legal fees mainly due to settlement of lawsuits in the first six months of 2005. Overall, general and administrative expenses as a percentage of revenues remained constant.

Research and Development. Research and development expenses for the first six months of 2005 increased $11.6 million or 34% compared to the first six months of 2004. Acquisitions and foreign currency accounted for $7.3 million and $0.5 million, respectively, of incremental expenses in 2005. The remaining $3.8 million increase was mainly due to $3.5 million as a result of increased headcount and $0.7 million in increased lab supplies and other costs, partially offset by $0.4 million in lower incentive compensation.

Purchased Intangibles Amortization. Amortization expense related to purchased intangible assets acquired in our business combinations was $55.8 million for the first six months of 2005 compared to $56.5 million for the first six months of 2004. The $0.7 million decrease is primarily due to certain intangible assets being fully amortized during 2004, partially offset by intangible assets recently acquired through acquisitions.

Purchased In-Process Research and Development. In conjunction with our acquisitions during the first six months of 2005, we purchased in process research and development projects valued at $13.9 million that was expensed upon the acquisition date.

Interest Income. Interest income was $11.0 million for the first six months of 2005, compared to $11.4 million for the first six months of 2004. The $0.4 million decrease is mainly due to a decrease in the average balance of our investments held during the first six months of 2005 versus 2004, mainly as a result of the use of cash for acquisitions. Interest income in the future will be affected by changes in short-term interest rates and changes in cash balances, which may materially increase or decrease as a result of acquisitions and other financing activities.

Interest Expense. Interest expense was $15.0 million for the first six months of 2005 compared to $17.2 million for the first six months of 2004. The $2.2 million decrease was mainly due to the redemption of our 5½% convertible notes in March 2004 and the partial redemption of our 2¼% convertible notes in April 2005, partially offset by the issuance of our 3¼% convertible notes in June 2005.

Other Income (Expense). Other income for the six months ended June 30, 2005 includes a $21.0 million gain on the settlement of a forward contract related to the acquisition of Dynal. Also included in other income was a $2.8 million gain on the sale of an equity investment. Net foreign currency transaction losses were $0.6 million for the six months ended June 30, 2005.

Provision for Income Taxes. The estimated annual effective tax rate as a percentage of pre-tax income was 30.1% for the first six months of 2005 compared with 28.7% for the first six months of 2004. The increase in the effective tax rate is mainly due to the proportion of income earned in jurisdictions having higher tax rates.

Segment Results for the Second Quarter of 2005 Compared to the Second Quarter of 2004

BioDiscovery Segment. BioDiscovery revenues for the second quarter of 2005 increased $42.5 million or 30% compared to the second quarter of 2004. The increase mainly consisted of 6% volume growth, 2% favorable foreign currency and 22% impact from acquisitions. BioDiscovery gross margin for the second quarter of 2005 improved one percentage point compared to the same period in 2004, mainly due to favorable currency rates and higher royalty revenue, offset by lower average selling prices. Operating margin for the second quarter of 2005 was 25% or two percentage points lower than the second quarter of 2004 mainly due to an increase in sales and marketing and general and administrative expenses as a percentage of revenues.

BioProduction Segment. BioProduction revenue for the second quarter of 2005 increased $10.0 million or 9% over the second quarter of 2004. The increase was mainly due to volume growth and favorable changes in foreign currency exchange rates of 7% and 2%, respectively. BioProduction gross margin for the second quarter of 2005 remained constant compared to the second quarter of 2004. Operating margin also remained constant compared to the second quarter of 2004.

Segment Results for the First Six Months of 2005 Compared to the First Six Months of 2004

BioDiscovery Segment. BioDiscovery revenues for the first six months of 2005 increased $52.1 million or 18% compared to the first six months of 2004. The increase mainly consisted of 11% impact from acquisitions, 5% volume growth and 2% favorable foreign currency exchange rates. BioDiscovery gross margin for the first six months of 2005 improved one percentage point compared to the same period in 2004, mainly due to favorable currency rates and higher royalty revenue, offset by lower average selling prices. Operating margin for the first six months of 2005 was 26% or two percentage points lower than the first six months of 2004 mainly due to an increase in research and development expenses as a percentage of revenues.

BioProduction Segment. BioProduction revenue for the first six months of 2005 increased $26.1 million or 12% over the first six months of 2004. The increase was mainly due to volume growth, acquisitions and favorable changes in foreign currency exchange rates of 6%, 4% and 2%, respectively. BioProduction gross margin for the first six months of 2005 improved one percent compared to the first six months of 2004. The increase was mainly due to improved productivity and acquisitions. Operating margin improved to 24% for the first six months of 2005 compared to 23% for the first six months of 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and investments (including restricted) were $946.7 million at June 30, 2005, a decrease of $145.7 million from December 31, 2004. The decrease was primarily due to investments of $483.0 million in acquired businesses, $32.9 million in capital expenditures, payments for intangible assets of $1.0 million and unfavorable exchange rates on cash held in currencies other than the United States dollar of $19.8 million, offset by net loan proceeds of $208.8 million (net of $141.8 million payments on long-term obligations), cash provided by operations of $135.7 million and proceeds from the issuance of common stock under our stock option and employee stock purchase plans of $54.7 million.

Excluding balances from acquired businesses on the date of acquisition, changes in operating assets and liabilities were as follows. Accounts receivable increased $16.3 million during the first six months of 2005. The increase in accounts receivable was primarily due to the increase in sales, partially offset by a decrease in days sales outstanding from 53 days at December 31, 2004 to 51 days at June 30, 2005 primarily due to faster collections on older receivable balances. Inventories decreased by $14.0 million primarily due to better inventory management. Net accounts payable and other current liabilities decreased primarily due to the payout of 2004 incentive compensation in the first six months of 2005 and other expenditures. Changes in prepaid expenses and other current assets and income taxes payable were due to timing of payments versus when the expenses are incurred. As a result of working capital improvement programs currently being developed we expect to utilize our working capital more efficiently in the future resulting in higher inventory turnover and lower days sales outstanding. Our working capital factors, such as inventory turnover and days sales outstanding are seasonal, and on an interim basis during the year, may require an influx of short-term working capital.

As of June 30, 2005, the Company’s U.S. operations along with several foreign subsidiaries had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The U.S. dollar equivalent of these facilities totaled $259.6 million, of which $1.9 million was outstanding at June 30, 2005.

On April 27, 2005, the Company entered into a secured line of credit that provides up to $250 million in borrowings at LIBOR plus 0.15. The secured credit facility is collateralized by investments and matures on September 30, 2005. On April 28, 2005 the Company borrowed $124 million to repurchase $125 million of its 2¼% convertible subordinated notes due December 15, 2006, for less than par value. On June 20, 2005, the Company sold its 3¼% Convertible Senior Notes due 2025 (2025 Notes) (see Note 6) to certain qualified institutional investors at par value. Including the exercise of the over-allotment option, the total size of the offering of the Notes was $350 million. After expenses, the net proceeds to Company was $343 million. A portion of the proceeds was used to pay down the secured line of credit. The amount available from the secured line of credit was $250.0 million at June 30, 2005.

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

CONTRACTUAL OBLIGATIONS

During the six months ended June 30, 2005 we assumed approximately $26.8 million in operating lease obligations from several acquisitions. Our contractual obligations were reduced by approximately $2.9 million during the six months ended June 30, 2005, as a result of the sublease of our property in Bethesda, Maryland. We have no off-balance sheet arrangements as defined in S-K 303(a)(4)(ii).

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

There has been an increasing trend toward industry consolidation in our markets. We expect this trend toward industry consolidation to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. We believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. For example, in March 2005, Sigma-Aldrich Corporation acquired the JRH Biosciences division of CSL Limited, a producer of sera, cell culture media used in the production of therapeutic proteins, reagent growth factors and biological material containers. Industry consolidation could lead to more variability in operating results and could have a material adverse effect on our business.

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

We have developed products for use in detecting exposure to biological pathogens and have begun marketing those products to the U.S. government and several defense contractors. If our products do not perform well, or the U.S. government changes its priorities with respect to defense against biological and chemical weapons, our sales growth could be affected. In addition, some third parties could object to our development of biological defense products, which could have a negative impact on our company.

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

The supply of raw fetal bovine serum, or FBS, is sometimes limited because serum collection tends to be cyclical. In addition, any additional discovery of bovine spongiform encephalopathy, or BSE (popularly referred to as mad cow disease) in the U.S. may cause a decline in the demand for FBS supplied from the United States. These factors can cause the price of raw FBS to fluctuate. The profit margins we achieve on finished FBS, one of our major products, have been unstable in the past because of the fluctuations in the price of raw FBS, and any increase in the price could adversely affect those profit margins. In addition, if we are unable to obtain an adequate supply of FBS, or if we are unable to meet demand for FBS from supplies outside the U.S., we may lose market share.

Violation of government regulations or voluntary quality programs could result in loss of revenues and additional expense.

Certain of our products and test services are regulated by the U.S. Food and Drug Administration or the FDA, as medical devices, pharmaceuticals, or biologics. As a result we must register with the FDA as both a medical device manufacturer and a manufacturer of drug products and comply with all required regulations. Failure to comply with these regulations can lead to sanctions by the FDA such as written observations made following inspections, warning letters, product recalls, fines, product seizures and consent decrees. Test data for use in client submissions with the FDA could be disqualified. If the FDA were to take such actions, the FDA’s sanctions would be available to the public. Such publicity could adversely affect our ability to sell these regulated products.

Additionally, some of our customers use our products and services in the manufacturing process for their drug and medical device products, and such end products are regulated by the FDA under Quality System Regulations, or QSR. Although the customer is ultimately responsible for QSR compliance for their products, it is also the customer’s expectation that the materials sold to them will meet QSR requirements. We could lose sales and customers, and incur product liability claims, if our products do not meet QSR requirements.

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

If a third party claimed an intellectual property right to technology we use, we might need to discontinue an important product or product line, alter our products and processes, defend our right to use such technology in court or pay license fees. Although we might under these circumstances attempt to obtain a license to such intellectual property, we may not be able to do so on favorable terms, or at all. Additionally, if our products are found to infringe on a third party’s intellectual property, we may be required to pay damages for past infringement, and lose the ability to sell certain products or receive licensing revenues.

Disclosure of trade secrets could aid our competitors.

We attempt to protect our trade secrets by entering into confidentiality agreements with third parties and with our employees and consultants. However, these agreements can be breached and, if they are, there may not be an adequate remedy available to us. If our trade secrets become known we may lose our competitive position.

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

We are currently enforcing our intellectual property rights through patent litigation in several court actions. We have incurred substantial costs, and are currently incurring substantial costs, in enforcing our intellectual property rights, primarily relating to H minus reverse transcriptase, which is the basis for our Superscript™ and related product lines, and we expect to incur such costs in the future for Superscript™ and other technologies. In the event of additional intellectual property disputes, we may be involved in further litigation. In addition to court actions, patent litigation could involve proceedings before the U.S. Patent and Trademark Office or the International Trade Commission. Intellectual property litigation can be extremely expensive, and such expense, as well as the consequences should we not prevail, could seriously harm our business. If we do not prevail in our pending patent litigation relating to H minus reverse transcriptase, we may be unable to prevent third parties from using this technology in the commercial marketplace. This could have a seriously harmful effect on our business.

Risks Related to Our Operations

Litigation may harm our business or otherwise distract our management.

Substantial, complex or extended litigation could cause us to incur large expenditures and distract our management. For example, lawsuits by employees, stockholders, collaborators, distributors, customers, or end-users of our products or services or in connection with our acquisitions could be very costly and substantially disrupt our business. Disputes from time to time with such companies or individuals are not uncommon, and we cannot assure you that we will always be able to resolve such disputes out of court or on terms favorable to us. Unexpected results could cause our financial exposure in these matters to exceed stated reserves and insurance, requiring us to allocate additional funds and other resources to address these liabilities.

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

We have $375 million of subordinated convertible notes that are due in 2006, $350 million of senior convertible notes that are due in 2023, $450 million of senior convertible notes due in 2024, and $350 million of senior convertible notes due in 2025. In addition, the holders of our $350 million of senior convertible notes due in 2023 have the option to require us to redeem the notes for cash at par value in August of 2010, 2013 or 2018. The holders of our $450 million senior convertible notes have the option to require us to redeem the notes for cash at par value in February of 2012, 2017 or 2022. The holders of the $350 million senior convertible notes due in 2025 have the option to require us to redeem the notes for cash at par value in June of 2011, 2015 or 2020. On April 27, 2005, we also entered into a $250 million line of credit with Bank of America, N.A. This line of credit is secured by certain of our marketable securities and is therefore senior to the notes offered hereby to the extent of the security interest. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on these notes, we will be in default under the terms of the loan agreements or indentures, which could, in turn, cause defaults under the remainder of these existing and any future debt obligations.

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

We could lose the tax deduction on certain of our notes under certain circumstances.

We could lose some or all of the tax deduction for interest expense associated with our Convertible Senior Notes due 2023, the Convertible Senior Notes due in 2024 and the Convertible Senior Notes due in 2025, under certain circumstances, the foregoing notes are not subject to the special Treasury Regulations governing contingent payment debt instruments or the exchange of these notes is deemed to be a taxable exchange. We also could lose the tax deduction for interest expense associated with the foregoing notes if we were to invest in non-taxable investments.

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

Foreign Currency Transactions. We have operations in Europe, Asia-Pacific and the Americas. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. Many of our reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in exchange rates because they may become worth more or less than they were worth at the time we entered into the transaction due to changes in currency exchange rates. Both realized and unrealized gains or losses on the value of these receivables and payables are included in the determination of net income. Realized and unrealized gains or losses on the value of financial contracts entered into to hedge the currency exchange rate exposure of these receivables and payables are also included in the determination of net income. Net currency exchange gains recognized on business transactions, net of hedging transactions, were $22.6 million for the six months ended June 30, 2005 and are included in other income and expense in the Condensed Consolidated Statements of Income. Transaction gains during the six months ended June 30, 2005 include a $21.0 million gain on a foreign currency forward contract to buy Norwegian kroner, executed in anticipation of the Dynal acquisition, and a $2.2 million gain on a short-term intercompany loan.

Our currency exposures vary, but are primarily concentrated in the euro, British pound sterling, Norwegian kroner and Japanese yen. Historically, we have used foreign currency forward contracts to mitigate foreign currency risk on foreign currency receivables and payables. At June 30, 2005, we had $10.1 million in foreign currency forward contracts outstanding to hedge currency risk on specific receivables and payables. These contracts, which all settle in July 2005, effectively fix the exchange rate at which these specific receivables and payables will be settled in, so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying receivables and payables.

As part of our foreign currency-hedging program, we hedge forecasted foreign currency cash flows. At June 30, 2005, the value of our executed forward contracts to hedge forecasted foreign currency cash flows totaled $70.1 million. The contracts mature on various dates through 2005. The contracts’ increase or decrease in value prior to their maturity will be accounted for as cash flow hedges and recorded in other comprehensive income in the Condensed Consolidated Balance Sheets. To the extent any portion of the forward contracts is determined to not be an effective hedge, the increase or decrease in value prior to the maturity will be recorded in other income and expense in our statement of income.

Based on the cash flow hedge contracts outstanding as of June 30, 2005, a 10% decrease in the value of the dollar relative to the currencies under contract would result in an approximate $7.0 million unrealized loss. Conversely, a 10% increase in the value of the dollar relative to the currencies under contract would result in a $7.0 million unrealized gain. Consistent with the nature of the economic hedge provided by these foreign exchange contracts, such unrealized gains or losses would be offset by corresponding decreases or increases, respectively, in the dollar value of the future foreign currency cash flows.

Commodity Prices. Our exposure to commodity price changes relates to certain manufacturing operations that utilize certain commodities as raw materials. We manage our exposure to changes in those prices primarily through our procurement and sales practices.

Interest Rates. Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The fair value of our cash equivalents and marketable securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. At June 30, 2005, we had $946.7 million in cash, cash equivalents and marketable securities, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of $496.8 million of our cash and cash equivalents at June 30, 2005, as these consisted of securities with maturities of less than three months. A 100 basis point increase or decrease in interest rates would, however, decrease or increase, respectively, the remaining $449.9 million of our investments by approximately $3.9 million. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our statement of income until the investment is sold or if the reduction in fair value was determined to be a permanent impairment.

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act in 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report (the “Evaluation Date”), an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the Evaluation Date. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date.

In addition, the Principal Executive Officer and Principal Financial Officer have concluded that there have been no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter, that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are engaged in various legal actions arising in the ordinary course of our business and believe that the ultimate outcome of these actions will not have a material adverse effect on our business or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Stockholders was held on April 20, 2005.

(b)	See (c) below.

(c)	PROPOSAL I. The following members of the Board of Directors were elected to serve for three years and until their successors are elected and qualified:

	Total Votes for Each Director	Total Votes Withheld from Each Director	Term Expires
Balakrishnan S. Iyer	40,010,290	199,245	2008
Ronald A. Matricaria	38,795,056	1,422,730	2008
W. Ann Reynolds, Ph.D.	39,984,167	225,288	2008
Jay M. Short, Ph.D.	38,157,635	2,090,687	2008

PROPOSAL II. A proposal to ratify the appointment of Ernst & Young LLP as independent public accountants of Invitrogen for the year ending December 31, 2005 was approved by 39,808,032 affirmative votes vs. 390,144 negative votes vs. 9,953 abstentions and broker non-votes.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

Exhibits: For a list of exhibits filed with this report, refer to the Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVITROGEN CORPORATION

Date: July 28, 2005	By:	/s/ David F. Hoffmeister
David F. Hoffmeister
Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

2.9	Share Sale and Purchase Agreement Relating to the Acquisition of all issued shares in Dynal Biotech Holding AS, Reg. No. 983413609, by Invitrogen Corporation, dated as of February 7, 2005.

3.1	Restated Certificate of Incorporation of Invitrogen, as amended.(1)

3.2	Amended and Restated Bylaws of Invitrogen.(2)

3.3	Certificate of Correction to the Restated Certificate of Incorporation of Invitrogen, dated February 21, 2001.(3)

4.1	Specimen Common Stock Certificate.(4)

4.2	5 1/2% Convertible Subordinated Notes Due 2007, Registration Rights Agreement, by and among Invitrogen, and Donaldson, Lufkin & Jenrette Securities Corporation et al., as Initial Purchasers, dated March 1, 2000.(5)

4.3	Indenture, by and between Invitrogen and State Street Bank and Trust Company of California, N.A., dated March 1, 2000.(5)

4.4	2 1/4% Convertible Subordinated Notes due 2006, Registration Rights Agreement, by and among Invitrogen and Credit Suisse First Boston Corporation et al., as Initial Purchasers, dated December 11, 2001.(6)

4.5	Indenture, by and between Invitrogen and State Street Bank and Trust Company of California, N.A. and Table of Contents of Indenture, including Cross-Reference Table to the Trust Indenture Act of 1989, dated December 11, 2001.(6)

4.6	2% Convertible Senior Notes Due 2023, Registration Rights Agreement, by and among Invitrogen, and UBS Securities LLC and Credit Suisse First Boston LLC, as Initial Purchasers, dated August 1, 2003.(7)

4.7	Indenture, by and between Invitrogen and U.S. Bank National Association, dated August 1, 2003.(7)

4.8	1½% Convertible Senior Notes Due 2024, Registration Rights Agreement, by and among Invitrogen, and UBS Securities LLC and Bear Stearns & Co Inc., as Initial Purchasers, dated February 19, 2004.(8)

4.9	Indenture, by and between Invitrogen and U.S. Bank National Association, dated February 19, 2004.(8)

4.10	Indenture, by and between Invitrogen and U.S. Bank National Association, dated as of December 14, 2004. (9)

4.11	Indenture, by and between Invitrogen and U.S. Bank National Association, dated as of December 14, 2004. (9)

4.12	3.25% Convertible Senior Notes Due 2025, Registration Rights Agreement, by and among Invitrogen, and UBS Securities LLC and Banc of America Securities LLC., as Initial Purchasers, dated June 20, 2005. (10)

4.13	3.25% Convertible Senior Notes Due 2025, Indenture, by and between Invitrogen and U.S. Bank National Association, dated June 20, 2005.(10)

10.93	3.25% Convertible Senior Notes due 2025, Purchase Agreement, dated June 20, 2005.(11)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2000 (File No. 000-25317).

(2)	The Amended and Restated Bylaws are incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-68665). A further amendment to the Bylaws adopted by a Resolution of the Board of Directors dated July 19, 2001 is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2001 (File No. 000-25317).

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2001 (File No. 000-25317).

(4)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-68665).

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-37964).

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2001 (File No. 000-25317), as amended.

(7)	Incorporated by reference to Registrant’s Registration Statement on Form S-3 (File No. 333-110060).

(8)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2004 (File No. 000-25317).

(9)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-K for the year period ended December 31, 2004. (File No. 000-25317).

(10)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on June 24, 2005 (File No. 000-25317).

(11)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on June 20, 2005 (File No. 000-25317).