Form 10-Q/A
period 2005-06-30
INVITROGEN CORP
filed 2005-08-19
CIK 1073431

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

As of August 9, 2005, there were 53,065,906 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

Explanatory Note

This Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed as Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005. This Form 10-Q/A is filed with the Securities and Exchange Commission (the “Commission”) for the purpose of correcting the impact of the recent acquisition of Dynal Biotech Holding AS on our pro forma financial results as disclosed in Note 4 of the Notes to Condensed Consolidated Financial Statements. This report speaks as of the original filing date and, except as indicated, has not been updated to reflect events occurring subsequent to the original filing date.

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

(in thousands, except per share data)(unaudited)	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Revenues	$306,456	$283,531	$605,429	$554,788
Net income(1)	28,405	13,404	74,427	9,049
Earnings per share:
Basic	$0.55	$0.26	$1.44	$0.17
Diluted	$0.50	$0.25	$1.31	$0.17

(1)	Includes, on a pre-tax basis, nonrecurring charges of $1.5 million and $11.8 million for the three months ended June 30, 2005 and 2004, and $2.1 million and $31.8 million for the six months ended June 30, 2005 and 2004, respectively, of increased cost of revenues for the estimated sale of inventory written up to fair market value under purchase accounting rules; and $0.1 million and $0.7 million for the three months ended June 30, 2005 and 2004, and $1.3 million and $13.3 million for the six months ended June 30, 2005 and 2004, for the write-off of purchased in-process research and development costs.

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