Form 10-Q
period 2005-09-30
INVITROGEN CORP
filed 2005-11-08
CIK 1073431

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

As of October 25, 2005, there were 52,851,639 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INVITROGEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$600,145	$198,396
Short-term investments	355,358	779,279
Restricted cash and investments	6,132	5,706
Trade accounts receivable, net of allowance for doubtful accounts of $5,903 and $5,242, respectively	185,071	165,754
Inventories	152,105	122,787
Deferred income tax assets	25,510	31,866
Prepaid expenses and other current assets	27,697	28,440

Total current assets	1,352,018	1,332,228
Long-term investments	5,183	109,088
Property and equipment, net	266,486	222,193
Goodwill	1,741,752	1,424,671
Intangible assets, net	496,608	440,182
Deferred income tax assets	1,240	1,051
Other assets	86,777	84,922

Total assets	$3,950,064	$3,614,335

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,403	$12,390
Accounts payable	73,972	64,261
Accrued expenses and other current liabilities	104,358	119,024
Income taxes	14,728	510

Total current liabilities	195,461	196,185
Long-term debt	1,525,934	1,319,315
Pension liabilities	17,001	15,307
Deferred income tax liabilities	169,842	153,716
Other long-term liabilities	15,285	16,561

Total liabilities	1,923,523	1,701,084

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock; $0.01 par value, 6,405,884 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value, 125,000,000 shares authorized; 58,155,723 and 56,274,648 shares issued, respectively	582	562
Additional paid-in-capital	2,147,669	2,029,222
Deferred compensation	(15,086)	(14,887)
Accumulated other comprehensive income	24,219	72,214
Retained earnings	90,178	4,331
Less cost of treasury stock; 5,331,562 and 4,831,562 shares, respectively	(221,021)	(178,191)

Total stockholders’ equity	2,026,541	1,913,251

Total liabilities and stockholders’ equity	$3,950,064	$3,614,335

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITROGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Revenues	$289,639	$256,328	$873,176	$761,616
Cost of revenues	116,515	99,123	351,347	316,393

Gross profit	173,124	157,205	521,829	445,223

Operating expenses:
Sales and marketing	52,644	45,614	157,418	134,329
General and administrative	31,142	27,596	93,145	80,825
Research and development	26,400	19,214	71,904	53,116
Purchased intangibles amortization	29,509	25,004	85,276	81,539
Purchased in-process research and development	—	—	13,886	728

Total operating expenses	139,695	117,428	421,629	350,537

Operating income	33,429	39,777	100,200	94,686

Other income (expense):
Interest income	7,593	6,417	18,543	17,837
Interest expense	(9,129)	(7,401)	(24,163)	(24,602)
Gain (loss) on early retirement of debt	—	—	139	(6,775)
Other income (expense), net	1,553	(315)	27,396	(315)

Total other income (expense), net	17	(1,299)	21,915	(13,855)

Income before provision for income taxes	33,446	38,478	122,115	80,831
Income tax provision	(9,579)	(10,315)	(36,268)	(22,470)

Net income	$23,867	$28,163	$85,847	$58,361

Earnings per common share:
Basic	$0.45	$0.54	$1.65	$1.13

Diluted	$0.42	$0.51	$1.52	$1.08

Weighted average shares used in per share calculation:
Basic	52,622	51,748	52,051	51,876
Diluted	60,704	59,939	60,465	54,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITROGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the nine months ended September 30,
	2005	2004
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$85,847	$58,361
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of businesses acquired:
Depreciation	28,583	27,254
Amortization of intangible assets	88,323	84,007
Amortization of deferred debt issue costs	2,423	2,601
Amortization of premiums on investments, net of accretion of discounts	2,871	6,086
Amortization of deferred compensation	5,395	3,206
Deferred income taxes	(27,413)	(28,940)
In-process research and development	13,886	728
Other non-cash adjustments	20,356	9,607
Changes in operating assets and liabilities:
Trade accounts receivable	(7,932)	(23,275)
Inventories	13,000	11,206
Prepaid expenses and other current assets	19,174	4,771
Other assets	(5,589)	(204)
Accounts payable	5,202	(13,020)
Accrued expenses and other liabilities	(34,888)	6,666
Income taxes	9,003	20,408

Net cash provided by operating activities	218,241	169,462

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of available-for-sale securities	705,032	764,994
Purchases of available-for-sale securities	(186,357)	(877,401)
Net cash paid for acquired businesses	(500,180)	(491,380)
Purchases of property and equipment	(51,009)	(19,703)
Proceeds from sale of property and equipment	—	1,329
Payments for intangible assets	(7,198)	(1,599)

Net cash used in investing activities	(39,712)	(623,760)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from lines of credit	124,485	—
Principal payments on lines of credit	(124,000)	—
Proceeds from long-term obligations	350,608	440,738
Principal payments on long-term obligations	(153,283)	(180,326)
Proceeds from sale of common stock	94,690	49,232
Purchase of treasury stock	(42,829)	(81,337)

Net cash provided by financing activities	249,671	228,307

Effect of exchange rate changes on cash	(26,451)	871

Net increase (decrease) in cash and cash equivalents	401,749	(225,120)
Cash and cash equivalents, beginning of period	198,396	588,678

Cash and cash equivalents, end of period	$600,145	$363,558

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements for the periods presented reflect all adjustments, which are normal and recurring, necessary to fairly state the financial position, results of operations and cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the SEC on February 23, 2005.

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

Computation of Earnings Per Share

Basic earnings per share was computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur from the following items:

•	Convertible subordinated notes and contingently convertible notes where the effect of those securities is dilutive;

•	Dilutive stock options; and

•	Unvested restricted stock

Computations for basic and diluted earnings per share are as follows:

(in thousands, except per share data)	Income (numerator)	Shares (denominator)	Earnings per share
Three months ended September 30, 2005
Basic earnings per share:
Net income	$23,867	52,622	$0.45

Diluted earnings per share:
Dilutive stock options	—	1,727
Unvested restricted stock	—	133
2 1/4% Convertible Subordinated Notes due 2006	1,574	4,355
2% Convertible Senior Notes due 2023	158	1,492
1 1/2% Convertible Senior Notes due 2024	93	375

Net income plus assumed conversions	$25,692	60,704	$0.42

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		78
Three months ended September 30, 2004
Basic earnings per share:
Net income	$28,163	51,748	$0.54

Diluted earnings per share:
Dilutive stock options	—	964
Unvested restricted stock	—	175
2 1/4% Convertible Subordinated Notes due 2006	2,094	5,807
2% Convertible Senior Notes due 2023	189	868
1 1/2% Convertible Senior Notes due 2024	92	377

Net income plus assumed conversions	$30,538	59,939	$0.51

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		4,528

(in thousands, except per share data)	Income (numerator)	Shares (denominator)	Earnings per share
Nine months ended September 30, 2005
Basic earnings per share:
Net income	$85,847	52,051	$1.65

Diluted earnings per share:
Dilutive stock options	—	1,596
Unvested restricted stock	—	203
2 1/4% Convertible Subordinated Notes due 2006	5,410	4,983
2% Convertible Senior Notes due 2023	537	1,255
1 1/2% Convertible Senior Notes due 2024	278	377

Net income plus assumed conversions	$92,072	60,465	$1.52

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		494
Nine months ended September 30, 2004
Basic earnings per share:
Net income	$58,361	51,876	$1.13

Diluted earnings per share:
Dilutive stock options	—	1,549
Unvested restricted stock	—	171
2% Convertible Senior Notes due 2023	566	991
1 1/2% Convertible Senior Notes due 2024	230	317

Net income plus assumed conversions	$59,157	54,904	$1.08

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		2,158
2 1/4% Convertible Subordinated Notes due 2006		5,807
5 1/2% Convertible Subordinated Notes due 2007		556

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

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share data)	2005	2004	2005	2004
Net income, as reported	$23,867	$28,163	$85,847	$58,361
Add: Stock-based compensation expense included in reported net income, net of related tax effects	1,468	935	3,808	2,304
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,256)	(10,541)	(31,562)	(29,740)

Pro forma net income	$15,079	$18,557	$58,093	$30,925

Basic earnings per share:
As reported	$0.45	$0.54	$1.65	$1.13

Pro forma	$0.29	$0.36	$1.12	$0.60

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share data)	2005	2004	2005	2004
Net income used in calculation of diluted earnings per share(1)	$24,117	$28,444	$86,662	$58,927
Add: Stock-based compensation expense included in reported net income, net of related tax effects	1,468	935	3,808	2,304
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,256)	(10,541)	(31,562)	(29,740)

Pro forma net income	$15,329	$18,838	$58,908	$31,491

Diluted earnings per share(1):
As reported	$0.42	$0.51	$1.52	$1.08

Pro forma	$0.27	$0.35	$1.06	$0.58

(1)	For the three and nine months ended September 30, 2005, net income and diluted earnings per share, as reported, are adjusted due to the 2 1/4% Convertible Subordinated Notes due 2006 being considered dilutive for reporting purposes and antidilutive for pro forma reporting purposes.

Comprehensive Income (Loss)

The components of comprehensive income consist of the following:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2005	2004	2005	2004
Net income, as reported	$23,867	$28,163	$85,847	$58,361
Unrealized gain (loss) on investments, Net of related tax effects	289	1,955	(290)	(1,435)
Unrealized gain (loss) on hedging transactions, net of related tax effects	(1,215)	(1,145)	8,694	833
Minimum pension liability adjustment, net of related tax effects	1	—	5	—
Foreign currency translation adjustment	(2,204)	1,010	(56,404)	888

Total comprehensive income	$20,738	$29,983	$37,852	$58,647

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (SFAS 95). Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123R must be adopted no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company will adopt SFAS 123R on January 1, 2006.

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

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS 151). This statement amends the guidance in ARB No. 43 Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) that may be incurred. This statement requires that these items be recognized as current-period charges and clarifies that fixed production overhead costs be allocated to inventory based on “normal” production capacity. The provisions of this statement will be effective for inventory costs during the fiscal years beginning January 1, 2006. The Company does not believe that the adoption of this statement will have a material impact on its financial condition or consolidated results of operations.

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

2. Composition of Certain Financial Statement Items

Investments

Investments consist of the following:

(in thousands)	September 30, 2005	December 31, 2004
Short-term
Corporate obligations	$153,417	$221,492
U.S. Treasury and Agency obligations	185,793	212,657
Municipal obligations	3,354	27,179
Commercial paper	12,794	82,249
Auction rate securities	—	235,702

Total short-term investments	$355,358	$779,279

Long-term
Corporate obligations	$172	$56,676
U.S. Treasury and Agency obligations	5,011	46,033
Municipal obligations	—	2,327
Equity securities	—	4,052

Total long-term investments	$5,183	$109,088

Total investments	$360,541	$888,367

Inventories

Inventories consist of the following:

(in thousands)	September 30, 2005	December 31, 2004
Raw materials and components	$20,968	$17,934

Work in process (materials, labor and overhead)	18,262	10,791
Adjustment to write up acquired work in process inventory to fair value	11,430	—

Total work in process	29,692	10,791

Finished goods (materials, labor and overhead)	100,181	94,062
Adjustment to write up acquired finished goods inventory to fair value	1,264	—

Total finished goods	101,445	94,062

	$152,105	$122,787

Property and Equipment

Property and equipment consist of the following:

(in thousands)	Estimated Useful life (in years)	September 30, 2005	December 31, 2004

Land	—	$22,992	$19,449
Building and improvements	1-50	155,935	134,912
Machinery and equipment	3-13	201,732	157,423
Construction in process	—	36,934	17,538

		417,593	329,322
Accumulated depreciation and amortization		(151,107)	(107,129)

		$266,486	$222,193

Goodwill and Other Intangible Assets

The $317.1 million increase in goodwill on the consolidated balance sheets from December 31, 2004 to September 30, 2005, was the result of a $331.7 million increase due to current year acquisitions, offset by $5.3 million in adjustments for prior acquisitions and $9.3 million in currency translation adjustments.

Intangible assets consist of the following:

	September 30, 2005			December 31, 2004
(in thousands)	Weighted average life	Gross carrying amount	Accumulated amortization	Weighted average life	Gross carrying amount	Accumulated amortization

Amortized intangible assets:
Purchased technology	7 years	$723,172	$(351,897)	7 years	$634,200	$(282,098)
Purchased tradenames and trademarks	7 years	89,669	(43,188)	5 years	54,074	(33,796)
Purchased customer base	11 years	69,023	(25,149)	13 years	54,018	(12,749)
Other intellectual properties	4 years	40,050	(12,523)	7 years	34,980	(15,898)

		$921,914	$(432,757)		$777,272	$(344,541)

Intangible assets not subject to amortization:
Purchased tradenames and trademarks		$7,451			$7,451

Amortization expense related to amortizable intangible assets for the three months ended September 30, 2005 and 2004 was $30.6 million and $26.0 million, respectively, and $88.3 million and $84.0 million for the nine months ended September 30, 2005 and 2004, respectively.

Estimated aggregate amortization expense is expected to be $29.5 million for the remainder of 2005, and $114.5 million, $97.0 million, $61.5 million and $55.8 million for the years ending December 31, 2006, 2007, 2008 and 2009, respectively.

3. Other Income (Expense), Net

Other income (expense), net consists of the following:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2005	2004	2005	2004
Gain on forward contract	$—	$—	$21,003	$—
Sale of equity investment	—	—	2,796	—
Foreign currency gain on short-term intercompany loan	—	—	2,200	—
Other	1,553	(315)	1,397	(315)

	$1,553	$(315)	$27,396	$(315)

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

The results of operations have been included in the accompanying condensed consolidated financial statements from the date of acquisition.

The total cost of the acquisition was as follows:

(in thousands)
Cash paid for common stock	$347,308
Cash paid to extinguish debt as a result of acquisition	53,057
Direct costs	2,194

Total purchase price	$402,559

As of September 30, 2005, the purchase price allocation is shown below:

(in thousands)
Fair value of net tangible assets acquired	$20,002
Fair value of purchased in-process research and development costs acquired	12,800
Fair value of identifiable intangible assets acquired	104,100
Goodwill	265,657

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

As part of the integration of the business, the Company has established a preliminary reserve for the termination and relocation of certain employees to other sites. The Company is currently evaluating additional integration opportunities of the business. At September 30, 2005, the Company had $1.3 million remaining in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets related to this integration. For the nine months ended September 30, 2005, the Company paid $0.3 million in cash related to severance charges that had been accrued for acquisition and business integration costs.

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

As a result of the integration of the business and the Company’s implementation of a decision made by the Board of Directors of BioReliance to close duplicate facilities in Worchester, Massachusetts, prior to the acquisition, the Company terminated 76 employees and relocated 8 employees to other sites. At September 30, 2005, the Company had $0.5 million remaining in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets related to this integration. Activity for accrued acquisition and business integration costs for the nine months ended September 30, 2005, is as follows:

(in thousands)	Balance at December 31, 2004	Adjustments to Goodwill	Amounts paid in cash	Balance at September 30, 2005
Stock options	$102	$—	$(102)	$—
Severance charges	741	(268)	(473)	—
Change-in-control agreements	350	—	(107)	243
Other costs to close facilities	250	—	—	250

	$1,443	$(268)	$(682)	$493

Pro Forma Information

The following unaudited pro forma information assumes that the April 2005 acquisition of Dynal and the February 2004 acquisition of BioReliance occurred at the beginning of the periods presented. The unaudited pro forma information excludes the Company’s other acquisitions in 2005 and 2004, as the effects of those acquisitions were not material to the overall condensed consolidated financial statements. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the acquisitions been in effect as of the periods indicated above, or of future results of operations. The unaudited pro forma results for the three and nine months ended September 30, 2005 and 2004, were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share data)	2005	2004	2005	2004
Revenues	$289,639	$277,632	$895,068	$832,420
Net income(1)	26,454	24,223	100,881	33,400
Earnings per share:
Basic	$0.50	$0.47	$1.94	$0.64
Diluted	$0.47	$0.44	$1.77	$0.62

(1)	Includes, on a pre-tax basis, nonrecurring charges of $0.9 million and $5.0 million for the three months ended September 30, 2005 and 2004, and $3.0 million and $36.6 million for the nine months ended September 30, 2005 and 2004, respectively, of increased cost of revenues for the estimated sale of inventory written up to fair market value under purchase accounting rules; and $0 million for the three months ended September 30, 2005 and 2004, and $1.3 million and $13.3 million for the nine months ended September 30, 2005 and 2004, for the write-off of purchased in-process research and development costs.

Immaterial Acquisitions

During the nine months ended September 30, 2005, the Company completed four acquisitions that were not material to the overall condensed consolidated financial statements. The results of operations have been included in the accompanying condensed consolidated financial statements from the respective dates of the acquisitions.

The aggregate purchase price of the 2005 acquisitions was $103.7 million, consisting of $99.6 million in cash (including acquisition costs of $1.0 million) and $4.1 million in notes payable. The excess of purchase price over the acquired net tangible assets was $87.5 million at September 30, 2005, of which $38.1 million has been allocated to identifiable intangible assets amortized over a weighted average life of 8 years, $61.2 million has been allocated to goodwill and $1.3 million has been expensed as in-process research and development costs for the nine months ended September 30, 2005. The Company has recorded a deferred tax liability on the fair value of identifiable intangible assets of $13.1 million.

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

Segment information is as follows:

(dollars in thousands)	BioDiscovery	BioProduction	Unallocated (1)	Total
Three months ended September 30, 2005
Revenues	$181,985	$107,654	$—	$289,639

Gross profit	127,222	51,124	(5,222)	173,124

Gross margin	70%	47%		60%
Selling and administrative Research and development	59,454 23,078	24,259 3,106	73 216	83,786 26,400
Purchased intangibles amortization and in-process research and development	—	—	29,509	29,509

Operating income (loss)	$44,690	$23,759	$(35,020)	$33,429

Operating margin	25%	22%		12%
Three months ended September 30, 2004
Revenues	$146,742	$109,586	$—	$256,328

Gross profit	102,886	54,397	(78)	157,205

Gross margin	70%	50%		61%
Selling and administrative Research and development	49,299 16,577	23,833 2,438	78 199	73,210 19,214
Purchased intangibles amortization and in-process research and development	—	—	25,004	25,004

Operating income (loss)	$37,010	$28,126	$(25,359)	$39,777

Operating margin	25%	26%		16%
Nine months ended September 30, 2005
Revenues	$529,758	$343,418	$—	$873,176

Gross profit	374,467	164,530	(17,168)	521,829

Gross margin	71%	48%		60%
Selling and administrative Research and development	175,147 62,519	75,199 8,738	217 647	250,563 71,904
Purchased intangibles amortization and in-process research and development	—	—	99,162	99,162

Operating income (loss)	$136,801	$80,593	$(117,194)	$100,200

Operating margin	26%	23%		11%
Nine months ended September 30, 2004
Revenues	$442,415	$319,201	$—	$761,616

Gross profit	310,803	152,253	(17,833)	445,223

Gross margin	70%	48%		58%
Selling and administrative Research and development	146,268 45,539	68,662 6,934	224 643	215,154 53,116
Purchased intangibles amortization and in-process research and development	—	—	82,267	82,267

Operating income (loss)	$118,996	$76,657	$(100,967)	$94,686

Operating margin	27%	24%		12%

(1)	Unallocated items for the three months ended September 30, 2005 and 2004, include costs for purchase accounting inventory revaluations of $5.2 million and $0 million, amortization of purchased intangibles of $29.5 million and $25.0 million and amortization of deferred compensation of $0.4 million and $0.4 million, respectively. Unallocated items for the nine months ended September 30, 2005 and 2004, include costs for purchase accounting inventory revaluations of $17.0 million and $17.6 million, amortization of purchased intangibles of $85.3 million and $81.5 million, in-process research and development of $13.9 million and $0.7 million and amortization of deferred compensation of $1.1 million and $1.1 million, respectively. These items are not allocated by management for purposes of analyzing the operations since they are principally non-cash or other costs resulting primarily from business restructuring or purchase accounting that are separate from ongoing operations.

6. Long-Term Debt

Long-term debt consists of the following:

(in thousands)	September 30, 2005	December 31, 2004
3 1/4% Convertible Senior Notes (principal due 2025)	$350,000	$—
1 1/2% Convertible Senior Notes (principal due 2024)	450,000	450,000
2% Convertible Senior Notes (principal due 2023)	350,000	350,000
2 1/4% Convertible Subordinated Notes (principal due 2006)	374,931	500,000
Note payable, due September 30, 2006, interest accruing at 4.8% per annum and pledged restricted cash	—	12,584
Loan payable, campus purchase, due and payable prior to December 31, 2005, imputed interest of 2%	—	11,081
Capital lease obligations	1,113	6,424
Other	2,293	1,616

	1,528,337	1,331,705
Less current portion	(2,403)	(12,390)

	$1,525,934	$1,319,315

During the nine months ended September 30, 2005, the Company assumed $0.8 million in long-term obligations in conjunction with its acquisitions. The long-term obligations acquired consist of $0.6 million classified as current portion, and $0.2 million as long-term. In addition, during the nine months ended September 30, 2005, the Company sold its obligation under a build out and capital lease obligation to an unrelated third party. A total of $5.2 million in long-term obligations was removed from the Company’s Condensed Consolidated Balance Sheets.

On June 20, 2005, the Company sold 3 1/4% Convertible Senior Notes due 2025 (Notes) to certain qualified institutional investors at par value. Including the exercise of the over-allotment option, the total size of the offering was $350 million. After expenses, the net proceeds to Company was $343 million.

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

During the nine months ended September 30, 2005, the Company repurchased $125 million of its 2 1/4% convertible subordinated notes due December 15, 2006, for less than par value. The Company recorded a gain of $1.2 million on the repurchase and a loss of $1.1 million related to the write-off of unamortized deferred financing costs during the nine months ended September 30, 2005.

7. Lines of Credit

As of September 30, 2005, the Company’s U.S. operations along with several foreign subsidiaries had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The credit facilities bear interest at fixed rates, the respective bank’s prime rate, the London LIBOR rate and the Japan TIBOR rate (a weighted average rate of 2.19 % at September 30, 2005). The U.S. dollar equivalent of these credit facilities totaled $12.2 million, of which $1.4 million was outstanding at September 30, 2005. There are no parent company guarantees associated with these facilities.

On April 27, 2005, the Company entered into a secured line of credit that provides up to $250 million in borrowings at LIBOR plus 0.15%. On April 28, 2005 the Company borrowed $124 million to repurchase $125 million of its 2 1/4% convertible subordinated notes due December 15, 2006, for less than par value. On June 20, 2005, the Company sold $350 million of its 3 1/4% Convertible Senior Notes due 2025 (see Note 6) to certain qualified institutional investors at par value. A portion of the proceeds was used to pay down the secured line of credit. The secured credit facility was collateralized by investments and expired on September 30, 2005.

8. Commitments and Contingencies

Operating Leases

During the nine months ended September 30, 2005, the Company assumed several operating leases in conjunction with its acquisitions. The operating leases, which expire at various times through the year 2018, require the Company to make payments of $0.9 million for the remainder of 2005, $3.6 million for 2006, $3.0 million for 2007, $2.8 million for 2008, $2.6 million for 2009, $1.8 million for 2010, with $7.5 million required for the remaining portion of the leases through 2018. Future minimum lease payments were reduced by $2.9 million as of September 30, 2005, due to the sublease of property associated with the acquisition of Informax during December 2002.

Letters of Credit

The Company had outstanding letters of credit totaling $9.4 million at September 30, 2005, of which $4.8 million was to support liabilities associated with the Company’s self-insured worker’s compensation programs and $4.6 million was to support its building lease requirements.

Executive Employment Agreements

The Company has employment contracts with key executives that provide for the continuation of salary if terminated for reasons other than cause, as defined in those agreements. At September 30, 2005, future employment contract commitments for such key executives were approximately $4.7 million for the remainder of fiscal year 2005 and approximately $2.0 million, $2.5 million and $0.2 million for fiscal years 2006, 2007 and 2008, respectively.

Contingent Acquisition Obligations

Pursuant to the purchase agreements for certain acquisitions, the Company could be required to make additional contingent cash payments based on the achievement of certain operating results of the companies. Payments aggregating a maximum of $87.3 million and certain other payments based upon future gross sales could be required through the fourth quarter of fiscal year 2007. Additional payments totaling $27.0 million could be required of the Company based upon the achievement of certain research and development milestones through the second quarter of fiscal year 2006. As of September 30, 2005, $3.0 million of contingent payments have been earned and paid for research and development milestones. No contingent payments have been earned for operating results to date.

Environmental Liabilities

The Company assumed certain environmental exposures as a result of its merger with Dexter Corporation in 2000 and recorded reserves to cover estimated environmental clean-up costs. The environmental reserves, which are not discounted, were $7.8 million at September 30, 2005, and included current reserves of $0.8 million, which are estimated to be paid during the next twelve months, and long-term reserves of $7.0 million. In addition, the Company has an insurance policy for these assumed environmental exposures. Based on currently available information, the Company believes that it has adequately provided for these environmental exposures and that the outcome of these matters will not have a material adverse effect on its consolidated results of operations.

Intellectual Properties

The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including protection of its owned and licensed intellectual property. The Company accrues for such contingencies when it is probable that a liability is incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. Specific royalty liabilities related to acquired businesses have also been recorded on the condensed consolidated financial statements at September 30, 2005.

Litigation

The Company is subject to potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted. These matters have arisen in the ordinary course and conduct of the Company’s business, as well as through acquisitions, and some are expected to be covered, at least partly, by insurance. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters that are pending or may be asserted could be decided unfavorably to the Company. Although the amount of liability at September 30, 2005, with respect to these matters cannot be ascertained, the Company believes that any resulting liability should not materially affect its condensed consolidated financial statements.

9. Pension Plans and Postretirement Health and Benefit Program

The Company has several defined benefit pension plans covering its U.S. employees and employees in several foreign countries. The Company also administers the Dexter Postretirement Health and Benefit Program, which provides benefits to certain participants who are not employees of the Company but were employees of Dexter Corporation prior to the sale of its businesses and its merger with the Company. The acquisition of Dynal increased the Company’s net periodic pension cost by $0.4 million and $0.7 million for the three and nine months ended September 30, 2005, respectively.

The components of net periodic pension cost for the Company’s pension plans and postretirement health and benefit program for the three and nine months ended September 30, 2005 and 2004, were as follows:

	Domestic Plans
	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2005	2004	2005	2004
Interest cost	$828	$983	$2,482	$2,605
Expected return on plan assets	(1,332)	(1,352)	(3,994)	(3,602)
Amortization of prior service cost	60	72	180	72
Amortization of actuarial loss	406	556	1,217	1,528

Net periodic pension cost (benefit)	$(38)	$259	$(115)	$603

	Foreign Plans
	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2005	2004	2005	2004
Service cost	$919	$559	$2,247	$1,727
Interest cost	469	411	1,215	1,277
Expected return on plan assets	(432)	(427)	(1,154)	(1,329)
Amortization of actuarial loss	33	18	85	56

Net periodic pension cost	$989	$561	$2,393	$1,731

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

On October 22, 2004, the American Jobs Creation Act (AJCA) was enacted. The AJCA includes a one-time opportunity allowing US multinational corporations to repatriate foreign earnings at a reduced rate of tax. Subject to meeting certain conditions and restrictions, 85% of qualifying repatriated foreign earnings, as defined by the AJCA, can be excluded from US taxable income. The Company expects to repatriate approximately $115 million of earnings prior to the end of the year. The repatriation pursuant to the AJCA will allow the company to reduce the previously recorded U.S. tax liability arising from the repatriation, resulting in a net tax benefit of approximately $10 million to be recorded in the fourth quarter of 2005. In addition to the potential income tax benefit resulting from repatriation, the subsidiaries from which earnings are being repatriated will then be liquidated. As a result of the liquidation of these subsidiaries, the company will also record currency gains of approximately $28 million.

11. Repurchase of Invitrogen Common Stock

In 2005, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of common stock not to exceed $50 million. During the nine months ended September 30, 2005, the Company repurchased 500,000 shares of common stock at a total cost of approximately $42.8 million, which is reported as a reduction in stockholders’ equity as treasury stock.

12. Subsequent Events

On October 6, 2005, the Company acquired all of the outstanding shares of common stock of Quantum Dot Corporation and publicly held broad-based life sciences company BioSource International (NASDAQ: BIOI) for approximately $26 million and $130 million, respectively, in cash. The results of operations will be included in the Company’s future financial statements from the respective date of acquisition.

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

Overview

Revenues for the nine months ended September 30, 2005 were $873.2 million, with net income of $85.8 million. On February 14, 2005, we acquired Zymed Laboratories Inc. (Zymed), a producer of pathology products, cancer and cell biology reagents and biomarkers, and general immunochemical reagents for the life sciences research and clinical diagnostics markets. On April 1, 2005, we acquired Dynal Biotech Holding AS (Dynal), based in Oslo, Norway. Dynal is the industry leader in magnetic bead technologies that are used in cell separation and purification, cell stimulation, protein research, nucleic acid research and microbiology. On May 23, 2005, we acquired Caltag Laboratories (Caltag), a privately held immunological assay manufacturer which develops, manufactures and markets antibodies and reagents to biotechnology and pharmaceutical companies, private and university hospitals and research laboratories. These acquisitions will enhance our ability to offer new technology and products in our BioDiscovery segment.

On October 6, 2005, the Company acquired all of the outstanding shares of common stock of publicly held broad-based life sciences company BioSource International (NASDAQ: BIOI) in an all cash transaction for approximately $130 million. BioSource International develops, manufactures and markets products, new therapies and medical diagnostics for understanding disease. Its products include a wide collection of proteins, primary and secondary antibodies, reagents and assay development for immunology, signal transduction and multiplex screening.

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

Our BioDiscovery and BioProduction products are used for research purposes, and their use by our customers generally is not regulated by the United States Food and Drug Administration (FDA) or by any comparable international organization, with several limited exceptions. Some of our BioProduction products and manufacturing sites, including some of our BioReliance subsidiary’s sites, are subject to FDA regulation and oversight and are required to comply with the Quality System Regulations. Additionally, some of these same sites and products are intended to comply with certain voluntary quality programs such as ISO 9001.

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

Outlook

In 2005, we expect continued overall revenue growth of 16%, including an organic growth rate of approximately 6%. We believe gross margins will be affected by sales mix and volume, the addition of acquired businesses, competitive conditions, royalty payments on licensed technologies, the cost of raw materials, changes in average selling prices, our ability to make productivity improvements, and foreign currency rates. We expect to see continued productivity gains in our sales and marketing expenditures as we add product specialists to support our existing customer account managers, allowing us to increase the effectiveness of our direct selling organization as we expand our product portfolio. We are implementing programs and actions to improve our efficiency in the general and administrative area. These programs will focus in the areas of process improvement and automation. We expect over time that these actions will reduce our general and administrative expenses as a percent of revenues. We expect to continue to invest in research and development efforts as we expand our capabilities to accelerate innovation and ramp up research and development of recently acquired businesses. You should also refer to the Risk Factors section included in this Form 10-Q for further discussion of risks related to our business.

RESULTS OF OPERATIONS

Third Quarter of 2005 Compared to Third Quarter of 2004

The following table compares revenues and gross margin by segment for the third quarter of 2005 and 2004:

	For the three months ended September 30,
(in millions)(unaudited)	2005	2004	Increase	% Increase
BioDiscovery revenues	$182.0	$146.7	$35.3	24%
BioProduction revenues	107.6	109.6	(2.0)	(2%)

Total revenues	$289.6	$256.3	$33.3	13%

BioDiscovery gross margin	70%	70%

BioProduction gross margin	47%	50%

Total gross margin	60%	61%

Revenues

Revenues increased by $33.3 million or 13% for the third quarter of 2005 compared to the third quarter of 2004. Acquisitions and foreign currency translation accounted for $30.3 million or 12%. The remaining $3.0 million or 1% of growth was mainly due to increased volume, partially offset by lower average selling prices.

Gross Margin

Gross margin in the third quarter of 2005 compared to the third quarter of 2004 decreased by one percentage point. Included in gross margin for the third quarter of 2005 was approximately $5.2 million of costs associated with the write-up of acquired inventory to fair market value as a result of a business combination. In accordance with purchase accounting rules, this acquired inventory was written-up to fair market value and subsequently expensed as the inventory was sold. The impact of this inventory revaluation decreased our gross margin by two percentage points in the third quarter of 2005 compared to the third quarter of 2004. The remaining one percentage point increase was mainly due to productivity improvements and product mix, partially offset by lower average selling prices.

Operating Expenses

The following table compares operating expenses by segment for the third quarter of 2005 and 2004:

	For the three months ended September 30,
	2005		2004
(in millions)(unaudited)	Operating expense	As a percentage of segment revenues	Operating expense	As a percentage of segment revenues	$ Increase (decrease)	% Increase (decrease)
BioDiscovery segment:
Sales and marketing	$38.0	21%	$31.7	22%	$6.3	20%
General and administrative	21.5	12%	17.5	12%	4.0	23%
Research and development	23.1	13%	16.6	11%	6.5	39%

BioProduction segment:
Sales and marketing	$14.5	13%	$13.8	13%	$0.7	5%
General and administrative	9.7	9%	10.0	9%	(0.3)	(3%)
Research and development	3.1	3%	2.4	2%	0.7	29%

Unallocated:
Sales and marketing	$0.1		$0.1		$—
General and administrative	—		0.1		(0.1)
Research and development	0.2		0.2		—

Consolidated:
Sales and marketing	$52.6	18%	$45.6	18%	$7.0	15%
General and administrative	31.2	11%	27.6	11%	3.6	13%
Research and development	26.4	9%	19.2	8%	7.2	38%

Sales and Marketing. For the third quarter of 2005, sales and marketing expenses increased $7.0 million or 15% compared to the third quarter of 2004. Acquisitions and foreign currency accounted for $5.4 million and $0.6 million, respectively, of incremental expenses in 2005. The remaining $1.0 million increase was mainly due to $3.0 million as a result of increased salaries and headcount, partially offset by $0.9 million associated with the write-off of certain product management software in the prior year, $0.7 million in decreased promotional and marketing activities and $0.4 due to reduced incentive compensation. Overall, sales and marketing expenses as a percentage of revenues remained constant.

General and Administrative. For the third quarter of 2005, general and administrative expenses increased $3.6 million or 13% compared to the third quarter of 2004. Acquisitions and foreign currency accounted for $3.2 million and $0.2 million, respectively, of incremental expenses in 2005. The remaining $0.2 million increase was mainly due to $2.7 million as a result of increased headcount, offset by $2.5 million in reduced incentive compensation and other cost reductions as a result of the implementation of various cost improvement activities. Overall, general and administrative expenses as a percentage of revenues remained constant.

Research and Development. Research and development expenses for the third quarter of 2005 increased $7.2 million or 38% compared to the third quarter of 2004. Acquisitions accounted for $3.5 million in incremental research and development expenses in 2005. The remaining $3.7 million increase was mainly due to increased headcount and other costs associated with the increased number of new product development projects undertaken in the third quarter of 2005 compared to the same period in 2004.

Purchased Intangibles Amortization. Amortization expense related to purchased intangible assets acquired in our business combinations was $29.5 million for the third quarter of 2005 compared to $25.0 million for the third quarter of 2004. The $4.5 million increase is primarily due to intangible assets acquired through acquisitions, partially offset by certain intangible assets being fully amortized during 2004.

Interest Income. Interest income was $7.6 million for the third quarter of 2005, compared to $6.4 million for the third quarter of 2004. The $1.2 million increase is mainly due to an increase in the average yield of our investments held during the quarter ended 2005 versus 2004. Interest income in the future will be affected by changes in short-term interest rates and changes in cash balances, which may materially increase or decrease as a result of acquisitions and other financing activities.

Interest Expense. Interest expense was $9.1 million for the third quarter of 2005 compared to $7.4 million for the third quarter of 2004. The $1.7 million increase was mainly due to the issuance of our 3 1/4% convertible notes in June 2005, slightly offset by the partial redemption of our 2 1/4% convertible notes in April 2005.

Provision for Income Taxes. The effective tax rate as a percentage of pre-tax income was 28.6% for the third quarter of 2005 compared with 26.8% for the third quarter of 2004. The increase in the effective tax rate is mainly due to the proportion of income earned in jurisdictions having higher tax rates.

First Nine Months of 2005 Compared to First Nine Months of 2004

The following table compares revenues and gross margin by segment for the first nine months of 2005 and 2004:

	For the nine months ended September 30,
(in millions)(unaudited)	2005	2004	Increase	% Increase
BioDiscovery revenues	$529.8	$442.4	$87.4	20%
BioProduction revenues	343.4	319.2	24.2	8%

Total revenues	$873.2	$761.6	$111.6	15%

BioDiscovery gross margin	71%	70%

BioProduction gross margin	48%	48%

Total gross margin	60%	58%

Revenues

Revenues increased by $111.6 million or 15% for the first nine months of 2005 compared to the first nine months of 2004. Acquisitions and foreign currency translation accounted for $70.2 million or 9% and $12.1 million or 2%, respectively. The remaining $29.3 million or 4% of growth was mainly due to increased volume and royalty revenues, partially offset by lower average selling prices.

Gross Margin

Gross margin for the first nine months of 2005 compared to the first nine months of 2004 increased two percentage points. Included in gross margin for the first nine months of 2005 and 2004 was approximately $17.0 million and $17.6 million, respectively, of costs associated with the write-up of acquired inventory to fair market value as a result of business combinations. In accordance with purchase accounting rules, this acquired inventory was written-up to fair market value and subsequently expensed as the inventory was sold. The impact of these inventory revaluations increased our gross margin by one percentage point for the first nine months of 2005 compared to the first nine months of 2004. The remaining one percentage point increase was the result of productivity improvements, product mix, increased royalties and favorable currency exchange rates, partially offset by lower average selling prices.

Operating Expenses

The following table compares operating expenses by segment for the first nine months of 2005 and 2004:

	For the nine months ended September 30,
	2005		2004
(in millions)(unaudited)	Operating expense	As a percentage of segment revenues	Operating expense	As a percentage of segment revenues	$ Increase (decrease)	% Increase (decrease)
BioDiscovery segment:
Sales and marketing	$111.3	21%	$94.4	21%	$16.9	18%
General and administrative	63.8	12%	51.8	12%	12.0	23%
Research and development	62.5	12%	45.6	10%	16.9	37%

BioProduction segment:
Sales and marketing	$45.9	13%	$39.7	12%	$6.2	16%
General and administrative	29.3	9%	28.9	9%	0.4	1%
Research and development	8.7	3%	6.9	2%	1.8	26%

Unallocated:
Sales and marketing	$0.2		$0.2		$—
General and administrative	—		0.1		(0.1)
Research and development	0.7		0.6		0.1

Consolidated:
Sales and marketing	$157.4	18%	$134.3	18%	$23.1	17%
General and administrative	93.1	11%	80.8	11%	12.3	15%
Research and development	71.9	8%	53.1	7%	18.8	35%

Sales and Marketing. For the first nine months of 2005, sales and marketing expenses increased $23.1 million or 17% compared to the first nine months of 2004. Acquisitions and foreign currency accounted for $12.4 million and $2.8 million, respectively, of incremental expenses in 2005. The remaining $7.9 million increase was mainly due to $7.4 million as a result of increased salaries and headcount and $1.7 million in increased promotional and marketing activities, partially offset by $1.2 million of lower incentive compensation. Overall, sales and marketing expenses as a percentage of revenues remained constant.

General and Administrative. For the first nine months of 2005, general and administrative expenses increased $12.3 million or 15% compared to the first nine months of 2004. Acquisitions and foreign currency accounted for $8.3 million and $1.2 million, respectively, of incremental expenses in 2005. The remaining $2.8 million increase was mainly due to $4.5 million as a result of increased headcount, partially offset by $1.7 million of lower incentive compensation and other cost reductions as a result of the implementation of various cost improvement activities. Overall, general and administrative expenses as a percentage of revenues remained constant.

Research and Development. Research and development expenses for the first nine months of 2005 increased $18.8 million or 35% compared to the first nine months of 2004. Acquisitions and foreign currency accounted for $10.3 million and $0.5 million, respectively, of incremental expenses in 2005. The remaining $8.0 million increase was mainly due to increased headcount and other costs associated with the increased number of new product development projects undertaken during the first nine months of 2005 compared to the same period in 2004.

Purchased Intangibles Amortization. Amortization expense related to purchased intangible assets acquired in our business combinations was $85.3 million for the first nine months of 2005 compared to $81.5 million for the first nine months of 2004. The $3.8 million increase is mainly due to intangible assets recently acquired through acquisitions, partially offset by certain intangible assets being fully amortized during 2004.

Purchased In-Process Research and Development. In conjunction with our acquisitions during the first nine months of 2005, we purchased in process research and development projects valued at $13.9 million that was expensed upon the acquisition date.

Interest Income. Interest income was $18.5 million for the first nine months of 2005, compared to $17.8 million for the first nine months of 2004. The $0.7 million increase is mainly due to an increase in the average yield of our investments held during the first nine months of 2005 versus 2004. Interest income in the future will be affected by changes in short-term interest rates and changes in cash balances, which may materially increase or decrease as a result of acquisitions and other financing activities.

Interest Expense. Interest expense was $24.2 million for the first nine months of 2005 compared to $24.6 million for the first nine months of 2004. The $0.4 million decrease was mainly due to the redemption of our 5 1/2% convertible notes in March 2004 and the partial redemption of our 2 1/4% convertible notes in April 2005, partially offset by the issuance of our 3 1/4% convertible notes in June 2005.

Other Income (Expense). Other income for the nine months ended September 30, 2005 includes a $21.0 million gain on the settlement of a forward contract related to the acquisition of Dynal. Also included in other income was a $2.8 million gain on the sale of an equity investment. Net foreign currency transaction gains were $0.1 million for the nine months ended September 30, 2005.

Provision for Income Taxes. The estimated annual effective tax rate as a percentage of pre-tax income was 29.7% for the first nine months of 2005 compared with 27.8% for the first nine months of 2004. The increase in the effective tax rate is mainly due to the proportion of income earned in jurisdictions having higher tax rates.

Segment Results for the Third Quarter of 2005 Compared to the Third Quarter of 2004

BioDiscovery Segment. BioDiscovery revenues for the third quarter of 2005 increased $35.3 million or 24% compared to the third quarter of 2004. The increase mainly consisted of 3% volume growth, 1% favorable foreign currency and 20% impact from acquisitions. BioDiscovery gross margin for the third quarter of 2005 remained constant at 70% compared to the same period in 2004. Operating margin also remained constant at 25% for the third quarter of 2005 compared to the third quarter of 2004.

BioProduction Segment. BioProduction revenue for the third quarter of 2005 decreased $2.0 million or 2% compared to the third quarter of 2004. The decrease was mainly due to lower sales in our biological testing services business. BioProduction gross margin for the third quarter of 2005 decreased three percentage points to 47% compared to the third quarter of 2004, mainly due to the lower sales in our biological testing services business. Operating margin decreased by four percentage points to 22% compared to the third quarter of 2004, mainly due to the decrease in gross margin and an increase in sales and marketing and general and administrative expenses as a percentage of revenues.

Segment Results for the First Nine Months of 2005 Compared to the First Nine Months of 2004

BioDiscovery Segment. BioDiscovery revenues for the first nine months of 2005 increased $87.4 million or 20% compared to the first nine months of 2004. The increase mainly consisted of 14% impact from acquisitions, 4% volume growth and 2% favorable foreign currency exchange rates. BioDiscovery gross margin for the first nine months of 2005 improved one percentage point to 71% compared to the same period in 2004, mainly due to improved productivity, higher royalty revenue and favorable currency rates, offset by lower average selling prices. Operating margin for the first nine months of 2005 was 26% or one percentage point lower than the first nine months of 2004 mainly due to an increase in research and development expenses as a percentage of revenues.

BioProduction Segment. BioProduction revenue for the first nine months of 2005 increased $24.2 million or 8% over the first nine months of 2004. The increase was mainly due to volume growth, acquisitions and favorable changes in foreign currency exchange rates of 4%, 3% and 1%, respectively. BioProduction gross margin for the first nine months of 2005 remained constant at 48% compared to the first nine months of 2004. Operating margin decreased one percentage point to 23% for the first nine months of 2005 compared to the first nine months of 2004, mainly due to an increase in sales and marketing and research and development expenses as a percentage of revenues.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $600.1 million at September 30, 2005, an increase of $401.7 million from December 31, 2004. Due to increases in short-term interest rates, the flattening of the yield curve on maturities up to two years and a belief that further short-term interest rate increases are likely in the near term, we have been reinvesting proceeds of maturing securities into investments having shorter terms, which has resulted in an increase to cash and cash equivalents of $518.7 million, in addition to net loan proceeds of $197.8 million (net of $153.3 million payments on long-term obligations), cash provided by operations of $218.2 million and proceeds from the issuance of common stock under our stock option and employee stock purchase plans of $94.7 million. These increases were offset by $500.2 million in cash paid to acquire businesses, $51.0 million in capital expenditures, $42.8 million to repurchase of common stock, payments for intangible assets of $7.2 million and unfavorable exchange rates on cash held in currencies other than the United States dollar of $26.5 million.

Excluding balances from acquired businesses on the date of acquisition, changes in operating assets and liabilities consisted of the following: Accounts receivable increased $7.9 million during the first nine months of 2005 primarily due to the increase in sales. Inventories decreased by $13.0 million primarily due to better inventory management. Net accounts payable and other current liabilities decreased $29.7 million mainly due to timing of when payments were made. Changes in prepaid expenses and other current assets and income taxes payable were due to timing of payments versus when the expenses are incurred. As a result of working capital improvement programs currently being developed we expect to utilize our working capital more efficiently in the future resulting in higher inventory turnover and lower days sales outstanding. Our working capital factors, such as inventory turnover and days sales outstanding are seasonal, and on an interim basis during the year, may require an influx of short-term working capital.

As of September 30, 2005, the Company’s U.S. operations along with several foreign subsidiaries had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The U.S. dollar equivalent of these facilities totaled $12.2 million, of which $1.4 million was outstanding at September 30, 2005.

On April 27, 2005, the Company entered into a secured line of credit that provides up to $250 million in borrowings at LIBOR plus 0.15%. On April 28, 2005 the Company borrowed $124 million to repurchase $125 million of its 2 1/4% convertible subordinated notes due December 15, 2006, for less than par value. On June 20, 2005, the Company sold its 3 1/4% Convertible Senior Notes due 2025 (2025 Notes) (see Note 6) to certain qualified institutional investors at par value. Including the exercise of the over-allotment option, the total size of the offering of the Notes was $350 million. After expenses, the net proceeds to Company was $343 million. A portion of the proceeds was used to pay down the secured line of credit. The secured credit facility was collateralized by investments and expired on September 30, 2005.

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

CONTRACTUAL OBLIGATIONS

During the nine months ended September 30, 2005 we assumed approximately $26.8 million in operating lease obligations from several acquisitions. Our contractual obligations were reduced by approximately $2.9 million during the nine months ended September 30, 2005, as a result of the sublease of our property in Bethesda, Maryland. We have no off-balance sheet arrangements as defined in S-K 303(a)(4)(ii).

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

Foreign Currency Transactions. We have operations in Europe, Asia-Pacific and the Americas. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. Many of our reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in exchange rates because they may become worth more or less than they were worth at the time we entered into the transaction due to changes in currency exchange rates. Both realized and unrealized gains or losses on the value of these receivables and payables are included in the determination of net income. Realized and unrealized gains or losses on the value of financial contracts entered into to hedge the currency exchange rate exposure of these receivables and payables are also included in the determination of net income. Net currency exchange gains recognized on business transactions, net of hedging transactions, were $23.3 million for the nine months ended September 30, 2005 and are included in other income and expense in the Condensed Consolidated Statements of Income. Transaction gains during the nine months ended September 30, 2005 include a $21.0 million gain on a foreign currency forward contract to buy Norwegian kroner, executed in anticipation of the Dynal acquisition, and a $2.2 million gain on a short-term intercompany loan.

Our currency exposures vary, but are primarily concentrated in the euro, British pound sterling, Norwegian kroner and Japanese yen. Historically, we have used foreign currency forward contracts to mitigate foreign currency risk on foreign currency receivables and payables. At September 30, 2005, we had $7.8 million in foreign currency forward contracts outstanding to hedge currency risk on specific receivables and payables. These contracts, which all settle in October 2005, effectively fix the exchange rate at which these specific receivables and payables will be settled in, so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying receivables and payables.

As part of our foreign currency-hedging program, we hedge forecasted foreign currency cash flows. At September 30, 2005, the value of our executed forward contracts to hedge forecasted foreign currency cash flows totaled $28.7 million. The contracts mature on various dates through 2005. The contracts’ increase or decrease in value prior to their maturity will be accounted for as cash flow hedges and recorded in other comprehensive income in the Condensed Consolidated Balance Sheets. To the extent any portion of the forward contracts is determined to not be an effective hedge, the increase or decrease in value prior to the maturity will be recorded in other income and expense in our statement of income.

Based on the cash flow hedge contracts outstanding as of September 30, 2005, a 10% decrease in the value of the dollar relative to the currencies under contract would result in an approximate $2.8 million unrealized loss. Conversely, a 10% increase in the value of the dollar relative to the currencies under contract would result in a $2.8 million unrealized gain. Consistent with the nature of the economic hedge provided by these foreign exchange contracts, such unrealized gains or losses would be offset by corresponding decreases or increases, respectively, in the dollar value of the future foreign currency cash flows.

Commodity Prices. Our exposure to commodity price changes relates to certain manufacturing operations that utilize certain commodities as raw materials. We manage our exposure to changes in those prices primarily through our procurement and sales practices.

Interest Rates. Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The fair value of our cash equivalents and marketable securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. At September 30, 2005, we had $966.8 million in cash, cash equivalents and marketable securities, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of $600.1 million of our cash and cash equivalents at September 30, 2005, as these consisted of securities with maturities of less than three months. A 100 basis point increase or decrease in interest rates would, however, decrease or increase, respectively, the remaining $366.7 million of our investments by approximately $2.0 million. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our statement of income until the investment is sold or if the reduction in fair value was determined to be a permanent impairment.

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

a) During the third quarter of 2005, we entered into several transactions to exchange previously-outstanding convertible senior notes with substantially similar rights in an equal principal amounts. No additional consideration was given or received. Specifically, on August 8, 2005, we issued $14,000,000 of our 2.00% Convertible Senior Notes due 2023 in exchange for $14,000,000 in principal amount of notes with substantially similar rights. On August 23, 2005, September 12, 2005 and September 14, 2005, we exchanged $957,000, $7,635,000 and $23,000, respectively, of our 2.00% Convertible Senior Notes due 2023 for securities with substantially similar rights. On September 15, 2005, we entered into an exchange of $1,000,000 principal amount of our 1.50% Convertible Senior Notes due 2024 for securities with substantially similar rights. Each of the exchanges was made with qualified institutional buyers who held the original securities, and was made pursuant to the exemption in section 3(a)(9) of the Securities Act of 1933. The exchange of securities was made exclusively with a small number of qualified institutional buyers that held the previously-issued notes, only notes of the same principal amounts were exchanged, and no commission or other remuneration paid or furnished for the solicitation of the exchange. The terms of the issued securities, including the conversion rights, are incorporated by reference to our Current Report on Form 8-K filed June 20, 2005.

b) None.

c)

Period	(a) Total Number of Shares (or Units) purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31	—	—	—	—
August 1 – August 31	500,000	$85.63	—	—
September 1 – September 30	—	—	—	—
Total	500,000	$85.63	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

Exhibits: For a list of exhibits filed with this report, refer to the Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVITROGEN CORPORATION

Date: November 7, 2005	By:	/s/ David F. Hoffmeister
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