Form 10-K
period 2005-12-31
INVITROGEN CORP
filed 2006-03-01
CIK 1073431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock $.01 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] or No [    ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [    ] or No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] or No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 126-2 of the Act). Yes [    ] or No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2005 was $4,364,864,673.

The number of outstanding shares of the registrant’s common stock as of February 24, 2006 was 53,070,827.

INCORPORATION BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with the registrant’s 2006 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2005.

INVITROGEN CORPORATION

Annual Report on Form 10-K

for the Fiscal Year Ended December 31, 2005

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

We have made a number of significant acquisitions over the past five years that have expanded our overall size and the breadth of the products we offer, including the 2005 acquisitions of Dynal Biotech Holding AS, BioSource International, Inc., Caltag Laboratories and Zymed Laboratories, Inc., the 2004 acquisition of BioReliance Corporation, the 2003 acquisitions of Molecular Probes, Inc. and substantially all the assets of PanVera LLC and the acquisitions of Life Technologies, Inc. and Dexter Corporation in 2000. We have also acquired a number of other, smaller companies over the past five years.

Financial Information About Our Segments and Geographic Areas

We focus our business on two principal business segments, BioDiscovery and BioProduction. Financial information regarding these segments is included in the notes to our consolidated financial statements, which begin on page 49.

Financial information about our revenues from and assets located in foreign countries is also included in the notes to our consolidated financial statements.

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

We offer many different products and services, and are continually developing and/or acquiring others. Some of our specific product categories include the following:

•	Our “high-throughput” gene cloning and expression technology, which allows us to clone and expression-test genes on an industrial scale.
•	Our pre-cast electrophoresis products, which improve the speed, reliability and convenience of separating nucleic acids and proteins.
•	Our antibodies allow researchers to capture and label proteins, visualize their location, and discern their role in disease.
•	Our magnetic beads technology, which are used in a variety of settings, such as attachment of molecular labels, nucleic acid purification, and organ and bone marrow tissue type testing.
•	The human protoarray, with over 2,000 functional proteins arrayed on a single glass slide allows researchers to study multiple protein-protein interactions in one experiment.
•	The protoarray kinase substrate chip allows scientists to elucidate which proteins a kinase phosporylates to send on a signaling cascade within a cell.
•	Our fluorescence-based technologies, which facilitate the labeling of molecules for biological research and drug discovery.
•	Our testing activities, cell banking, and small-scale contract manufacturing address a wide variety of needs of pharma and biopharma customers in the preclinical development of their therapeutics.

Target Markets

We divide our target customer base into principally two categories:

•	Life science researchers; and
•	Commercial producers of biopharmaceutical products.

While we do not believe that any single customer or small group of customers is material to our business as a whole, or to either of our product segments (described below), many of our customers in our target markets receive funding for their research, either directly or indirectly from grants from the federal government of the United States and from other government agencies in countries around the world.

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

Our products serve customers who are engaged in drug discovery or the development of diagnostics for disease identification or for improving the efficacy of drugs to targeted patient groups. Traditional drug discovery using high throughput biochemical and cell-based assays allow pharmaceutical researchers to test targeted medicinal compounds against specific disease pathways to identify the potential compound to interrupt the disease process. By tagging compounds with various reporter technologies, scientists can measure the effectiveness of the compound at the cellular level, which assist the researcher in determination of drug candidates to advance to the next level. High valued protein targets such as kinases are attractive druggable candidates, and Invitrogen is one of the world’s largest suppliers of these products.

In addition, Invitrogen’s research tools are important in the development of diagnostics for disease determination as well as identification of patients for more targeted therapy. Our 2005 acquisition of Dynal Biotech Holding AS (Dynal) provides a broadplatform for diagnostic solutions that diagnostic customers can source from Invitrogen.

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

Our Products

We divide our products into two broad segments that are aligned with our target markets, as follows:

•	BioDiscovery. Our BioDiscovery product segment includes our functional genomics, cell biology and drug discovery product lines. Functional genomics encompasses products from the initial cloning and manipulation of DNA, to examining RNA levels and regulating gene expression in cells, to capturing, separating and analyzing proteins. These include the research tools used in reagent and kit form that simplify and improve gene acquisition, gene cloning, gene expression, and gene analysis techniques. This segment also includes a full range of enzymes, nucleic acids, other biochemicals and reagents. These biologics are manufactured to the highest research standards and are matched in a gene specific, validated manner (gene, orf, rnai, protein, antibodies, etc.) to ensure researchers the highest purity and scientific relevance for their experimentation. We also offer software through this segment that enables more efficient, accelerated analysis and interpretation of genomic, proteomic and other biomolecular data for application in pharmaceutical, therapeutic and diagnostic development. The acquisitions of Zymed Laboratories, Inc. (Zymed), Caltag Laboratories (Caltag), Dynal Biotech Holding AS (Dynal), and Biosource International, Inc. (Biosource), have introduced and will continue to enable us to offer new technology and products, such as antibodies and proteins (Zymed, Caltag and Biosource) and magnetic beads used for biological separation (Dynal), which is the first step in almost every biologic investigative or diagnostic process.

•

BioProduction. Our BioProduction product segment includes all of our Gibco cell culture products and BioReliance services. Products include sera, cell and tissue culture media, reagents used in both life sciences research and in processes to grow cells in the laboratory, and to produce pharmaceuticals and other materials made through cultured cells. BioProduction services include testing to ensure that biologics are free of disease-causing agents or do not cause adverse effects; characterization of products’ chemical structures; development of formulations for long-term stability; and validation of purification processes under regulatory guidelines. We also manufacture biologics on behalf of clients both for use in clinical trials and for the worldwide commercial market.

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

We principally purchase raw materials and components from third parties and use those ingredients to manufacture products for inventory. We typically ship those products shortly after the receipt of orders. Our oligonucleotide, genomic services, general services, RNAi (gene regulation), and other BioProduction businesses, however, are all made to order, and certain of our products are made for us by third parties. Because we ship shortly after receipt of orders, make products to order or purchase from third parties, we do not have a significant backlog in either of our segments and do not anticipate we will develop a material backlog in the future. Most of our products and services are manufactured or provided from our facilities in Carlsbad, San Francisco and Camarillo, California; Eugene, Oregon; Frederick and Rockville, Maryland; Grand Island, New York; Madison, Wisconsin; Auckland, New Zealand; Oslo, Norway; and Paisley, Scotland. We also have manufacturing facilities in Japan and Israel.

Research and Development

We believe that a strong research and product development effort is important to our future growth. We spent $99.3 million, $73.1 million, and $54.6 million on research and development activities in 2005, 2004 and, 2003, respectively. These research and development expenses were primarily directed toward developing innovative new products in areas where we have expertise and have identified substantial market needs, creating solutions for customers in the life sciences research and industrial bioprocessing areas and improving production processes.

We conduct most of our research and development activities at our own facilities in the United States, using our own employees. At December 31, 2005, we had approximately 600 employees principally engaged in research and development. Our scientific staff is augmented by advisory and collaborative relationships with a number of scientists.

Our research and development activity is aimed at maintaining a leadership position in providing research tools to the life sciences research market and enhancing our market position as a supplier of products used to manufacture genetically engineered pharmaceuticals and other materials.

Sales and Marketing

In 2005 we sold about 40% of our orders through our website. In addition, much of our sales comes from our dedicated sales force, with some products are sold through agents or distributors, particularly in smaller markets overseas. We currently market our products directly in over 24 countries throughout the world and sell through distributors or agents in approximately 45 additional countries. These independent distributors may also market research products for other companies, including some products that are competitive with our offerings. As of December 31, 2005, we employed approximately 1,220 people in our commercial operations.

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

Patents and Proprietary Technologies

We consider the protection of our proprietary technologies and products in both of our product segments to be important to the success of our business and rely on a combination of patents, licenses, copyrights and trademarks to protect these technologies and products. We currently rely on over 1,000 issued patents, which we own or have exclusive control of. Of this amount in the United States we control over 600 patents, and over 400 in other major industrialized countries, and have numerous pending patent applications both domestic and internationally. Our success depends, to a significant degree, upon our ability to develop proprietary products and technologies. It is important to our success that we protect the intellectual property associated with these products and technologies. We intend to continue to file patent applications as we develop new products and technologies. Patents provide some degree of, but not complete, protection for our intellectual property.

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

Two of our subsidiaries provide a secure a supply of raw Australian and U.S.-sourced FBS, and we have long-term supply contracts in place for additional U.S. sourced FBS. However, they may not provide us with a large enough source of FBS to satisfy all of our FBS needs. As a result, we may still acquire raw FBS from various third party suppliers on short-term contracts. None of these suppliers, however, individually or collectively provides a majority of the total FBS we purchase from third parties. In addition, the supply of raw FBS is sometimes limited because serum collection tends to be seasonal. This causes the price of raw FBS to fluctuate. Although there is a well-established market for finished FBS, which is one of our major BioProduction products, the profit margins we achieve on finished FBS have varied significantly in the past because of the fluctuations in the price of raw FBS.

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

Employees

As of January 31, 2006, we had approximately 4,800 employees, 2,500 of whom were employed outside the United States. Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, research and academic institutions, government entities and other organizations.

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

Gregory T. Lucier (age 41) has served as President, Chief Executive Officer of Invitrogen since May 2003. Mr. Lucier has served as a member of the board of directors since May 2003 and was appointed Chairman of the Board of Directors in April 2004. From June 2000 to May 2003, Mr. Lucier served as President and Chief Executive Officer of GE Medical Systems Information Technologies. Mr. Lucier has also served in a variety of other leadership positions during his career with General Electric (GE) including Vice President, Global Services of a division of GE Medical Systems from August 1999 to June 2000. Mr. Lucier received his B.S. in Engineering from Pennsylvania State University and an M.B.A. from Harvard Business School.

Claude D. Benchimol, Ph.D. (age 56) joined us as our Senior Vice President of Research and Development in September 2003. Prior to joining Invitrogen, Dr. Benchimol held a variety of technology leadership roles during his more than 15 years at General Electric (GE). Most recently, he was Vice President and General Manager of global technology for GE Medical Systems Information Technologies, holding that position from January 2002 to August 2003. Dr. Benchimol received an equivalent of an M.S. in Engineering from Ecole Nationale Supérieure des Télécommunications in France, as well as an M.S. and Ph.D. in Systems Science from the University of California, Los Angeles.

Benjamin E. Bulkley (age 42) joined as our Senior Vice President, Commercial Operations in October 2003. Mr. Bulkley who joined Invitrogen in October 2003, worked with General Electric (GE) for more than 16 years in various leadership roles throughout the organization. Most recently, Mr. Bulkley served as Vice President of Global Services of GE Medical Systems Information Technologies where he was responsible for a 1,500-person global services business, including marketing and sales, customer training, call centers, and distribution. Mr. Bulkley received a B.S. in Electrical Engineering from the University of Connecticut, and an M.S. in Systems Engineering from Gannon University in Pennsylvania.

Nicolas M. Barthelemy (age 40) was appointed Senior Vice President, Bioproduction Systems and Services in January 2006. In addition, he continues with his responsibilities as Senior Vice President of Global Operations which he assumed in October 2004. Prior to joining Invitrogen, Mr. Barthelemy held a variety of executive roles at Biogen Idec, Inc, most recently as Vice President of Manufacturing. Mr. Barthelemy received his M.S. in Chemical Engineering from the University of California, Berkeley, and the equivalent of an M.S. in Chemistry from Ecole Supérieure de Physiques et Chimie Industrielles, and the equivalent of a B.S. in Mathematics, Physics and Chemistry from Ecole Sainte Geneviève.

John A. Cottingham (age 51), has served as Senior Vice President, General Counsel and Secretary of Invitrogen since May 2004. He served as Vice President, General Counsel for Invitrogen from September 2000 until May 2004. Prior to the merger of Life Technologies with Invitrogen, Mr. Cottingham was the General Counsel and Assistant Secretary of Life Technologies from January 1996 to September 2000. From May 1988 through December 1995, he served as an international corporate attorney with the Washington, D.C. office of Fulbright and Jaworski L.L.P. Mr. Cottingham received his B.A. in Political Science from Furman University, his J.D. from the University of South Carolina, his LL.M. in Securities Regulation from Georgetown University, and his M.S.E.L. from University of San Diego.

Karen S. Gibson (age 43) was appointed Chief Information Officer in January 2004. Prior to that she served as Vice President of Global eBusiness and Chief Information Officer (CIO) for GE Medical Systems Information Technologies. Prior to that role, Karen worked in a similar capacity as the Information Management Leader and CIO for GE’s Industrial Systems division. Ms. Gibson has also worked as Director of IT for Quantum Health Resources and Ethicon Endo-Surgery, Inc. (a Johnson & Johnson Co.). Ms. Gibson holds a B.S. in Computer Technology from Purdue University, and an M.B.A. from Ohio University.

Jon Hindar (age 49), MSc. was named Senior Vice President of the Life Sciences Division in December 2005. Prior to joining Invitrogen Mr. Hindar was President and CEO of Dynal Biotech from 2002 until Invitrogen’s acquisition of Dynal in April 2005. Mr. Hindar has 10 years experience in R&D from various positions with Alcatel and BP Chemicals and another 10 years experience in various General Manager roles in the chemical industry. Before joining Dynal, Mr. Hindar was Managing Partner for five years at the Norwegian investment bank; Fondsfinans. Mr. Hindar is an alumni of IMD (Lausanne, Switzerland) where he joined the Executive Development program in 1993/94. Since 1990, Mr. Hindar has been a board member for various companies.

David F. Hoffmeister (age 51), has served as Chief Financial Officer, Senior Vice President, Finance at Invitrogen since October 2004. Mr. Hoffmeister has held various positions for the past 20 years with McKinsey & Company, most recently since 1997 as a Director serving clients in the healthcare, private equity and specialty chemicals industries. Prior to joining McKinsey, Mr. Hoffmeister held financial positions at GTE and W.R.Grace. Mr. Hoffmeister received his B.S. in Business, from the University of Minnesota, and an M.B.A. from the University of Chicago.

Peter M. Leddy (age 43), has served as Invitrogen’s Senior Vice President of Human Resources since July 2005. Prior to Invitrogen, Dr. Leddy held several senior management positions with Dell Incorporated from 2000 to 2005 and was most recently, Vice President, Human Resources for Americas Operations. Prior to joining Dell Incorporated, Dr. Leddy served as the Executive Vice President for Human Resources at Promus Hotel Corporation (Doubletree, Embassy Suites). Dr. Leddy also served in a variety of executive and human resource positions at PepsiCo. Dr. Leddy received his B.A. in Psychology from Creighton University and his M.S. and Ph.D. in Industrial/Organizational Psychology from the Illinois Institute of Technology.

John “Kip” Miller (age 47) serves as Invitrogen’s Senior Vice President of Enabling Technologies. Mr. Miller has extensive experience in general management and sales and marketing in the Life Science, Research and Diagnostic markets. Prior to joining Invitrogen he was Vice President, General Manager Americas for BD Biosciences with responsibility for US, Canada and Latin America. Prior to that he held positions as Vice President, General Manager for BD Biosciences Research Cell Analysis and BD Pharmingen, a division of BD Biosciences. Additionally, Mr. Miller has held a variety of leadership positions in the sales and service organizations for BD and for Leica Inc. Mr. Miller has a BS in Engineering from Michigan State University.

John M. Radak (age 45), has served as Invitrogen’s Vice President, Finance and Chief Accounting Officer since January 2003. From August 2001 to January 2003, Mr. Radak was an independent consultant for a range of companies. Mr. Radak served as Vice President Finance and Corporate Controller for Sunrise Medical Inc. from December 1994 to August 2001. Mr. Radak received his B.A. in Business Administration from California State University, Fullerton and is a Certified Public Accountant.

John D. Thompson (age 56), has served as Invitrogen’s Senior Vice President of Corporate Development since October 2003 and was the Vice President of Corporate Development from November 2000 until October 2003. Mr. Thompson held several senior management positions with Dexter and was the Senior Vice President, Strategic and Business Development from January 1995 to September 2000 prior to Dexter’s merger with Invitrogen. From 1979 to 1991, he held numerous executive financial and general management positions at Life Technologies, Inc. Mr. Thompson is a Certified Public Accountant and received his B.B.A. in Accounting from Cleveland State University.

ITEM 1A. Risk Factors

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

Our biodefense initiative depends upon the acceptance of our products by the U.S. government and its defense contractors.

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

Certain of our products and test services are regulated by the U.S. Food and Drug Administration (FDA) and comparable agencies in other countries as medical devices, pharmaceuticals, or biologics. As a result we must register with the FDA as both a medical device manufacturer and a manufacturer of drug products and comply with all required regulations. Failure to comply with these regulations can lead to sanctions by the FDA such as written observations made following inspections, warning letters, product recalls, fines, product seizures and consent decrees. Test data for use in client submissions with the FDA could be disqualified. If the FDA were to take such actions, the FDA’s sanctions would be available to the public. Such publicity could adversely affect our ability to sell these regulated products.

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

ISO is an internationally recognized voluntary quality standard that requires compliance with a variety of quality requirements somewhat similar to the QSR requirements. The operations of our BioProduction segment, our Dynal business unit and Eugene, Oregon facilities are intended to comply with ISO 9001. Failure to comply with this voluntary standard can lead to observations of non-compliance or even suspension of ISO certification by the certifying unit. If we lose ISO certification, this loss could cause some customers to purchase products from other suppliers.

If we violate a government mandated or voluntary quality program, we may incur additional expense to comply with the government mandated or voluntary standards. That expense may be material, and we may not have anticipated that expense in our financial forecasts. Our financial results could suffer as a result of these increased expenses.

Risks Related to Our Operations

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

We have $232 million of subordinated convertible notes that are due in 2006, $350 million of senior convertible notes that are due in 2023, $450 million of senior convertible notes due in 2024 and $350 million of senior convertible notes due in 2025. In addition, the holders of our $350 million of senior convertible notes due in 2023 have the option to require us to redeem the notes for cash at par value in August of 2010, 2013 or 2018. The holders of our $450 million senior convertible notes have the option to require us to redeem the notes for cash at par value in February of 2012, 2017 or 2022. The holders of our $350 million senior convertible notes due in 2025 have the option to require us to redeem the notes for cash at par value in June of 2011, 2015 or 2020. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on these notes, we will be in default under the terms of the loan agreements or indentures, which could, in turn, cause defaults under the remainder of these existing and any future debt obligations.

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

We could lose the tax deduction on our convertible senior notes due in 2023, the convertible senior notes due in 2024 and the convertible senior notes due in 2025 under certain circumstances.

We could lose some or all of the tax deduction for interest expense associated with our convertible senior notes due in 2023, the convertible senior notes due in 2024 and the convertible senior notes due in 2025 if, under certain circumstances, the foregoing notes are not subject to the special Treasury Regulations governing contingent payment debt instruments or the exchange of these notes is deemed to be a taxable exchange. We also could lose the tax deduction for interest expense associated with the foregoing notes if we were to invest in non-taxable investments.

Risks Related to Our International Operations

International unrest or foreign currency fluctuations could adversely affect our results.

Including subsidiaries and distributors, our products are currently marketed in approximately 70 countries throughout the world. Our international revenues, which include revenues from our non-U.S. subsidiaries and export sales from the U.S., represented 50% of our product revenues in 2005, 49% of our product revenues in 2004, and 48% of our product revenues in 2003. We expect that international revenues will continue to account for a significant percentage of our revenues for the foreseeable future. There are a number of risks arising from our international business, including those related to:

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

A significant portion of our business is conducted in currencies other than the U.S. dollar, which is our reporting currency. Our recent acquisition of Dynal Biotech Holding AS substantially increases the portion of our business that is conducted in Norwegian Kroner and the associated currency translation risk. While we attempt to hedge cash flows in these currencies, this program relies in part on forecasts of these cash flows and the expected range of fluctuations. As a result, we cannot assure you this program will adequately protect our operating results from the full effects of exchange rate fluctuations. We also continually evaluate the costs and benefits of our hedging program and cannot assure you that we will continue to conduct hedging activities. As a result, fluctuations between the currencies in which we do business have caused and will continue to cause foreign currency transaction gains and losses. We cannot predict the effects of currency exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures, and the volatility of currency exchange rates.

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

We are currently enforcing our intellectual property rights through patent litigation in several court actions. We have incurred substantial costs, and are currently incurring substantial costs, in enforcing our intellectual property rights, primarily relating to H minus reverse transcriptase (which is the basis for our Superscript™ and related product lines), competent cells, and gels, and we expect to incur such costs in the future for these and other technologies. In the event of additional intellectual property disputes, we may be involved in further litigation. In addition to court actions, patent litigation could involve proceedings before the U.S. Patent and Trademark Office or the International Trade Commission. Intellectual property litigation can be extremely expensive, and such expense, as well as the consequences should we not prevail, could seriously harm our business. If we do not prevail in our pending patent litigation relating to H minus reverse transcriptase, we may be unable to prevent third parties from using this technology in the commercial marketplace. This could have a seriously harmful effect on our business.

Risks Related to Environmental and Product Liability Issues

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

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

We own or lease approximately 2,400,000 square feet of property being used in current operations at the following principal locations within the United States, each of which contains manufacturing, storage, and/or laboratory or office facilities used by our BioDiscovery and BioProduction segments, as noted:

•	Carlsbad, California (Owned and leased)—used by BioDiscovery Segment
•	Frederick, Maryland (Owned and leased)—used by BioDiscovery and BioProduction Segments
•	Rockville, Maryland (Owned and leased)—used by BioProduction Segment
•	Grand Island, New York (Owned and leased)—used by BioProduction Segment
•	Madison, Wisconsin (Owned and leased)—used by BioDiscovery Segment
•	Brown Deer, Wisconsin (Leased)—used by BioDiscovery Segment
•	Eugene, Oregon (Owned and Leased)—used by BioDiscovery Segment
•	Branford, Connecticut (Leased)—used by BioDiscovery Segment
•	Camarillo, California (Owned)—used by BioDiscovery Segment
•	South San Francisco, California (Leased)—used by BioDiscovery Segment
•	Burlingame, California (Leased)—used by BioDiscovery Segment

In addition, we own or lease approximately 470,000 square feet of property at locations outside the United States including these principal locations, each of which also contains manufacturing, storage, and/or laboratory or office facilities:

•	Glasgow area, principally Paisley, Scotland (Owned and leased)—used by BioDiscovery and BioProduction Segments

•	Oslo, Norway (Owned and leased)—used by BioDiscovery Segment
•	Stirling, Scotland (Owned and leased)—used by BioProduction Segment
•	Auckland and Christchurch, New Zealand (Owned and leased)—used by BioDiscovery and BioProduction Segments
•	Shanghai and Beijing, China (Leased)—used by BioDiscovery Segment

In addition to the principal properties listed, we lease other properties in locations throughout the world, including Japan, Taiwan, Hong Kong, Singapore, Taiwan, Australia, Argentina, Brazil, Canada, Israel, Belgium, Denmark, France, Germany, Italy, the Netherlands and Spain. The leases range in expiration dates from 2006 to 2048, and some are renewable. Many of our plants have been constructed, renovated, or expanded during the past ten years. We are currently using substantially all of our finished space, with some space available for expansion at some of our locations. We consider the facilities to be in a condition suitable for their current uses. Because of anticipated growth in the business and due to the increasing requirements of customers or regulatory agencies, we may need to acquire additional space or upgrade and enhance existing space during the next five years. We believe that adequate facilities will be available upon the conclusion of our leases.

In addition to the property described above, we have leases in Bethesda and Rockville, Maryland; Natick, Massachusetts; Foster City, California and Cambridge, Massachusetts, which are subleased or are being offered for sublease. These properties are not used in current operations and therefore are not included in the discussion above.

Additional information regarding our properties is contained in Notes 1, 5 and 6 to the consolidated financial statements included in this Annual Report on Form 10-K.

ITEM 3. Legal Proceedings

We are subject to potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted. These matters have arisen in the ordinary course and conduct of our business, as well as through acquisitions, and some are expected to be covered, at least partly, by insurance. Estimated amounts for claims that are probable and can be reasonably estimated are reflected as liabilities in the consolidated financial statements. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters that are pending or may be asserted could be decided unfavorably to us. Although the amount of liability at December 31, 2005 with respect to these matters cannot be ascertained, we believe that any resulting liability should not materially affect our consolidated financial statements.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2005. Our annual meeting of stockholders will be held in Carlsbad, California on April 21, 2006. Matters to be voted on will be included in our proxy statement to be filed with the SEC and distributed to our stockholders prior to the meeting.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Stock Prices

Our common stock trades on The Nasdaq Stock Market® under the symbol “IVGN.” The table below provides the high and low sales prices of our common stock for the periods indicated, as reported by The Nasdaq Stock Market.

	High	Low
Year ended December 31, 2005:
Fourth quarter	$74.18	$61.76
Third quarter	88.27	74.89
Second quarter	83.34	67.64
First quarter	73.57	64.48
Year ended December 31, 2004:
Fourth quarter	$68.23	$52.91
Third quarter	71.80	46.19
Second quarter	77.00	62.70
First quarter	82.00	65.30

On February 24, 2006, the last reported sale price of our common stock on The Nasdaq Stock Market was $69.74. As of February 24, 2006, there were approximately 1,236 shareholders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock and currently do not anticipate paying such cash dividends. We currently anticipate that we will retain all of our future earnings for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, tax laws, and other factors as the Board of Directors, in its discretion, deems relevant. Additionally, in connection with a loan facility entered into in January 2006 with Bank of America, we agreed to certain financial covenants that may, in certain circumstances, restrict our ability to pay dividends.

Securities Purchased Under Invitrogen Stock Repurchase Program

In 2005, our Board of Directors authorized the repurchase of up to 500,000 shares of common stock not to exceed $50.0 million. We repurchased 500,000 shares of common stock at a total cost of approximately $42.8 million during the year ended December 31, 2005, which is reported as a reduction in stockholders’ equity as treasury stock.

In 2002, our Board of Directors authorized the repurchase of up to $300.0 million of common stock over a three-year period that expired in July 2005. During the years ended December 31, 2004 and 2002, we repurchased 1.6 million and 3.3 million shares, respectively, of common stock at a total cost of $81.3 million and $100.0 million, respectively, which have been reported as reductions in stockholders’ equity as treasury stock.

ITEM 6. Selected Financial Data

The following selected data should be read in conjunction with our financial statements located elsewhere in this Form 10-K and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

FIVE YEAR SELECTED FINANCIAL DATA

(In thousands, except per share data)	2005(1)(5)	2004(2)(5)	2003(3)(5)	2002(4)	2001
Revenues	$1,198,452	$1,023,851	$777,738	$648,597	$629,290
Gross profit	703,222	607,849	469,349	378,699	343,588
Net income (loss)	132,046	88,825	60,130	47,667	(147,666)
Earnings (loss) per common share:
Basic	$2.53	$1.72	$1.19	$0.91	$(2.81)
Diluted	$2.33	$1.63	$1.17	$0.90	$(2.81)
Current assets	1,151,196	1,332,228	1,287,344	968,451	1,204,469
Noncurrent assets	2,725,853	2,282,107	1,878,345	1,646,515	1,462,743
Current liabilities (including convertible debt)	511,577	196,185	125,693	140,955	126,582
Noncurrent liabilities (including convertible debt)	1,323,678	1,504,899	1,233,149	827,898	867,145
Total stockholders’ equity	2,041,794	1,913,251	1,806,847	1,642,610	1,671,078

(1)	2005 includes the results of operations of Dynal Biotech Holding AS as of April 1, 2005, the date of acquisition, which affects the comparability of the Selected Financial Data. During 2005, the Company also completed other acquisitions that were not material and their results of operations have been included in the accompanying consolidated financial statements from their respective dates of acquisition. See Note 2 to the Notes to Consolidated Financial Statements.
(2)	2004 includes the results of operations of BioReliance Corporation as of February 6, 2004, the date of acquisition, which affects the comparability of the Selected Financial Data. During 2004, the Company also completed other acquisitions that were not material and their results of operations have been included in the accompanying consolidated financial statements from their respective dates of acquisition. See Note 2 to the Notes to Consolidated Financial Statements.
(3)	2003 includes the results of operations of the PanVera business and Molecular Probes, Inc. as of March 28, 2003 and August 20, 2003, the respective dates of acquisitions, which affects the comparability of the Selected Financial Data. During 2003, the Company also completed other acquisitions that were not material and their results of operations have been included in the accompanying consolidated financial statements from their respective dates of acquisition. See Note 2 to the Notes to Consolidated Financial Statements.
(4)	2002 includes the adoption of Statement of Financial Accounting Standard No. 142, which eliminates further amortization of goodwill. 2001 includes $179.2 million of amortization expense from goodwill.
(5)	In September 2004, the Emerging Issues Task Force reached a final consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (EITF 04-8). Contingently convertible debt instruments are financial instruments that add a contingent feature to a convertible debt instrument. The conversion feature is triggered when one or more specified contingencies occur and at least one of these contingencies is based on market price. The Company has three series of contingently convertible debt instruments, which contained certain contingent conversion features, including certain market value triggers; therefore, EITF 04-8 has been applied to the Company’s diluted earnings per share calculation for the years ended December 31, 2005, 2004 and 2003. See Note 1 to the Notes to Consolidated Financial Statements.

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

We focus our business on two principal segments:

➢	BioDiscovery. Our BioDiscovery product segment includes our functional genomics, cell biology and drug discovery product lines. Functional genomics encompasses products from the initial cloning and manipulation of DNA, to examining RNA levels and regulating gene expression in cells, to capturing, separating and analyzing proteins. These include the research tools used in reagent and kit form that simplify and improve gene acquisition, gene cloning, gene expression, and gene analysis techniques. This segment also includes a full range of enzymes, nucleic acids, other biochemicals and reagents. These biologics are manufactured to the highest research standards and are matched in a gene specific, validated manner (gene, orf, rnai, protein, antibodies, etc.) to ensure researchers the highest purity and scientific relevance for their experimentation. We also offer software through this segment that enables more efficient, accelerated analysis and interpretation of genomic, proteomic and other biomolecular data for application in pharmaceutical, therapeutic and diagnostic development. The acquisitions of Zymed Laboratories, Inc. (Zymed), Caltag Laboratories (Caltag), Dynal Biotech Holding AS (Dynal), and Biosource International, Inc. (Biosource) will enhance our ability to offer new technology and products, such as antibodies and proteins (Zymed, Caltag and BioSource) and magnetic beads used for biological separation (Dynal), which is the first step in almost every biologic investigative or diagnostic process.

➢	BioProduction. Our BioProduction product segment includes all of our Gibco cell culture products and BioReliance services. Products include sera, cell and tissue culture media, reagents used in both life sciences research and in processes to grow cells in the laboratory, and to produce pharmaceuticals and other materials made through cultured cells. BioProduction services include testing to ensure that biologics are free of disease-causing agents or do not cause adverse effects, characterization of products’ chemical structures, development of formulations for long-term stability, and validation of purification processes under regulatory guidelines. We also manufacture biologics on behalf of clients both for use in clinical trials and for the worldwide commercial market.

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

Our Strategy

Our objective is to provide essential life science technologies for disease research, drug discovery and commercial bioproduction.

Our strategies to achieve this objective include:

➢	New Product Innovation and Development

➢	Developing innovative new products. We place a great emphasis on internally developing new technologies for the life sciences research and biopharmaceutical production markets. Additionally, we are looking to leverage the broad range of our technologies to create unique synergistic technology solutions across our internal and newly acquired research and development centers of excellence. A significant portion of our growth and current revenue base has been created by the application of technology to accelerate the drug discovery process of our customers. We expect to focus new product development on three critical technology areas:

➢	Protein and antibody production, purification and characterization;

➢	Biochemical and cell-based assays; and

➢	Labeling and detection, particularly in proteomics.

➢	In-licensing technologies. We actively and selectively in-license new technologies, which we modify to create high value kits, many of which address bottlenecks in the research or drug discovery laboratories. We have a dedicated group of individuals that is focused on in-licensing technologies from academic and government institutions, as well as biotechnology and pharmaceutical companies.

➢	Acquisitions. We actively and selectively seek to acquire and integrate companies with complementary products and technologies, trusted brand names, strong market positions, and strong intellectual property positions. We have acquired numerous companies since we became a public company in 1999.

Recent significant acquisitions include:

➢	On April 1, 2005, we acquired all of the outstanding shares of Dynal Biotech Holding AS, a privately held corporation based in Oslo, Norway for cash of $402.6 million. Dynal is the industry leader in magnetic bead technologies that are used in cell separation and purification, cell stimulation, protein research, nucleic acid research and microbiology. The results of operations of Dynal have been included in the accompanying consolidated financial statements in the BioDiscovery segment from the date of acquisition.

➢	On February 6, 2004, we acquired all of the outstanding shares of common stock of BioReliance Corporation. BioReliance is a leading contract service organization providing testing, development and manufacturing services for biologic-based drugs to biotechnology and pharmaceutical companies worldwide. The results of operations of BioReliance have been included in the accompanying consolidated financial statements in the BioProduction segment from the date of acquisition.

➢ Leverage of Existing Sales and Distribution Infrastructure

➢	Multi-national sales footprint. We have developed a sales and distribution network with sales in approximately 70 countries throughout the world. Our sales force is highly-trained, with many of our sales-people possessing degrees in molecular biology, biochemistry or related fields. We believe our sales force has a proven track record for selling and distributing our products, and we expect to leverage this capacity to increase sales of our existing, newly developed and acquired products.

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

We manufacture the majority of our products in our manufacturing facilities located in Carlsbad, San Francisco and Camarillo, California; Eugene, Oregon; Frederick, Maryland; Grand Island, New York; Madison, Wisconsin; Auckland, New Zealand; Oslo, Norway; and Paisley, Scotland. We also have manufacturing facilities in Japan and Israel. In addition, we purchase products from third-party manufacturers for resale.

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

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2005 and 2004

	For the Years Ended December 31,		$ Increase	% Increase
(in millions)	2005	2004
BioDiscovery revenues	$736.6	$591.4	$145.2	25%
BioProduction revenues	461.9	432.5	29.4	7%

Total revenues	$1,198.5	$1,023.9	$174.6	17%

BioDiscovery gross margin	70%	70%
BioProduction gross margin	47%	49%
Total gross margin	59%	59%

Revenues

Overall revenues increased by $174.6 million or 17% for 2005 compared to 2004. Acquisitions accounted for $115.7 million or 11%, mainly driven by our acquisitions of Dynal and BioSource in 2005. Foreign currency translation increased overall revenues by $2.3 million. The remaining $56.6 million or 6% of growth was mainly due to increased volume and royalty revenue of $77.0 million and $0.9 million, respectively. This increase was partially offset by lower average selling prices of $21.3 million or 2%.

Changes in the value of certain currencies, including the Japanese yen, the British pound sterling, the euro and the Norwegian kroner, can significantly increase or decrease our reported revenue on sales made in these currencies and could result in a material positive or negative impact on our reported results. In addition to currency exchange rates, we expect that future revenues will be affected by, among other things, new product introductions, competitive conditions, customer research budgets, government research funding, the rate of expansion of our customer base, price increases, product discontinuations and acquisitions or dispositions of businesses or product lines.

BioDiscovery Revenues. BioDiscovery revenues for 2005 increased $145.2 million or 25% compared to 2004. Acquisitions accounted for $106.8 million or 18% of the growth, mainly driven by our acquisitions of Dynal and BioSource in 2005. Foreign currency translation increased BioDiscovery revenues by $2.5 million or 1% when compared to 2004. The remaining $35.9 million or 6% of growth was mainly due to increased volume and royalty revenue of $48.5 million and $0.9 million, respectively. This increase was partially offset by lower average selling prices of $13.5 million or 2%.

We currently expect our BioDiscovery growth rate to be approximately 15% to 17% for 2006.

BioProduction Revenues. BioProduction revenues for 2005 increased $29.4 million or 7% compared to 2004. Acquisitions accounted for $8.9 million or 2% of the growth as a result of having a full year of revenues from our acquisition of BioReliance in 2004. Foreign currency translation decreased BioProduction revenues by $0.2 million when compared to 2004. The remaining $20.7 million or 5% of growth was mainly due to increased volume, partially offset by lower average selling prices of $7.8 million or 2%.

We currently expect our BioProduction growth rate to be approximately 5% to 7% for 2006.

Sales of cell culture products for large-scale production applications can vary significantly due to customer demand. In addition, cell culture revenues include sales of sera products whose price has historically been volatile. As a result, cell culture revenue growth rates can vary significantly.

Gross Margin

Overall gross margin for 2005 compared to 2004 remained constant at 59%. Included in gross margin for 2005 and 2004 was approximately $30.0 million and $17.6 million, respectively, of costs associated with the write-up of acquired inventory to fair market value as a result of a business combination. In accordance with purchase accounting rules, this acquired inventory was written-up to fair market value and subsequently expensed as the inventory was sold. The impact of these inventory revaluations had a neutral impact on our overall gross margin when comparing 2005 to 2004.

We believe that gross margin for future periods will be affected by, among other things, the integration of acquired businesses in addition to sales volumes, competitive conditions, royalty payments on licensed technologies, the cost of raw materials, changes in average selling prices, our ability to make productivity improvements and foreign currency rates.

BioDiscovery Gross Margin. BioDiscovery gross margin remained constant at 70% when comparing 2005 to 2004. Included in 2005 BioDiscovery gross margin were lower margin products from acquired businesses and lower average selling prices, each of which accounted for a one percentage point decrease. This decrease was offset by a two percentage point increase in gross margin resulting from lower variable costs associated with productivity improvements.

BioProduction Gross Margin. BioProduction gross margin decreased two percentage points to 47% when comparing 2005 to 2004. The decrease was mainly due to lower sales in our biological testing services business, which has a higher fixed cost component, and lower average selling prices, particularly for sera products, which accounted for a two percentage point and one percentage point decrease, respectively. This decrease was partially offset by a one percentage point increase mainly due to lower variable costs associated with productivity improvement.

Operating Expenses

	For the Years Ended December 31,
	2005		2004
(in millions)	Operating Expense	As a Percentage of Segment Revenues	Operating Expense	As a Percentage of Segment Revenues	$ Increase (Decrease)	% Increase (Decrease)
BioDiscovery Segment:
Sales and marketing	$151.8	21%	$126.3	21%	$25.5	20%
General and administrative	89.7	12%	70.7	12%	19.0	27%
Research and development	86.8	12%	62.5	11%	24.3	39%

BioProduction Segment:
Sales and marketing	$61.6	13%	$54.2	13%	$7.4	14%
General and administrative	40.1	9%	39.9	9%	0.2	1%
Research and development	11.7	3%	9.7	2%	2.0	20%

Unallocated:
Sales and marketing	$0.2		$0.2		$—
General and administrative	—		0.1		(0.1)
Research and development	0.8		0.9		(0.1)

Consolidated:
Sales and marketing	$213.6	18%	$180.7	18%	$32.9	18%
General and administrative	129.8	11%	110.7	11%	19.1	17%
Research and development	99.3	8%	73.1	7%	26.2	36%

Sales and Marketing. For 2005, sales and marketing expenses increased $32.9 million or 18% compared to 2004. Acquisitions and foreign currency accounted for $19.3 million and $2.6 million, respectively, of incremental expenses in 2005. The remaining $11.0 million increase was mainly due to $10.1 million as a result of increased staffing levels and $2.2 million in increased promotional and marketing activities, partially offset by $1.3 million of other costs. Overall, sales and marketing expenses as a percentage of revenues remained constant.

We expect to see productivity gains in our sales and marketing expenditures as we use product specialists to support our existing customer account managers allowing us to maintain the effectiveness of our direct selling organization while offering an ever-increasing portfolio of products.

General and Administrative. For 2005, general and administrative expenses increased $19.1 million or 17% compared to 2004. Acquisitions and foreign currency accounted for $13.5 million and $1.2 million, respectively, of incremental expenses in 2005. The remaining $4.4 million increase was mainly due to $6.1 million as a result of increased staffing levels and $1.9 million in outside services primarily related to various information technology projects, partially offset by $3.6 million of other cost reductions as a result of the implementation of various cost improvement activities. Overall, general and administrative expenses as a percentage of revenues remained constant.

We continue to pursue programs and initiatives to improve our efficiency in the general and administrative area. These programs focus in the areas of process improvement and automation. We expect over time that these actions will result in a decline in our general and administrative expenses as a percent of sales.

Research and Development. Research and development expenses for 2005 increased $26.2 million or 36% compared to 2004. Acquisitions and foreign currency accounted for $15.8 million and $0.4 million, respectively, of incremental expenses in 2005. The remaining $10.0 million increase was mainly due to $6.0 million as a result of increased staffing levels and $4.0 million in other costs associated with the increased number of new product development projects undertaken in 2005 compared to 2004. Overall, research and development expenses as a percentage of revenues increased one percentage point as a result of our continued efforts to drive growth through new product development projects.

We expect research and development expense as a percent of revenues will increase to about 9% of sales as we expand our capabilities to accelerate innovation and ramp up research and development of recently acquired businesses.

Purchased Intangibles Amortization. Amortization expense related to purchased intangible assets acquired in our business combinations was $115.3 million for 2005 compared to $106.8 million for 2004. The $8.5 million increase was mainly due to intangible assets recently acquired through our acquisitions, partially offset by certain intangible assets being fully amortized during 2004.

Purchased In-Process Research and Development Costs. In conjunction with our acquisitions in 2005 and 2004, we purchased in-process research and development projects valued at $17.0 million and $0.7 million, respectively, that were expensed upon their respective acquisition dates.

Business Consolidation Costs. Business consolidation costs for 2005 were $1.0 million and represent costs associated with our efforts to realign our business and consolidation of certain facilities. These costs consisted mainly of termination benefits of certain employees involuntarily terminated. We expect to continue to incur business consolidation costs in 2006 as we further consolidate operations and facilities.

Interest Income. Interest income was $24.7 million in 2005 compared to $25.3 million in 2004. The $0.6 million decrease is mainly due to lower average cash and investment balance in 2005 compared to 2004, partially offset by an increase in the average yield of our investments held during 2005 versus 2004.

Interest income in the future will be affected by changes in short-term interest rates and changes in cash balances, which may materially increase or decrease as a result of acquisitions and other financing activities.

Interest Expense. Interest expense was $34.2 million for 2005 compared to $32.2 million for 2004. The $2.0 million increase was mainly due to a higher average balance of our convertible debt in 2005 compared to 2004 as a result of the issuance of our 3 1/4% senior convertible notes in 2005.

Loss on Early Retirement of Debt. In 2005, we recorded a net loss of $1.1 million on the repurchase of $268 million of our 2 1/4% convertible notes for less than par value and includes a $3.7 million gain on the repurchase and a $4.8 million loss for the write-off of unamortized deferred financing costs.

Other Income (Expense), Net. Other income (expense), net, for 2005 and 2004, is comprised of the following:

	For the Years Ended December 31,
(in millions)	2005	2004
Net periodic pension income(1)	$0.9	$0.4
Loss on asset disposals	(0.1)	(0.8)
Gain on forward contract(2)	21.0	—
Recognition of cumulative translation gains(3)	25.5
Gain on sale of an equity investment	2.8	—
Foreign currency gain on short-term intercompany loan	2.2	—
Net foreign currency exchange gains (losses)	0.3	(0.4)
Other	4.7	—

Total other income (expense), net	$57.3	$(0.8)

(1)	The net periodic pension income is from a defined benefit plan acquired in the merger with Dexter Corporation in 2000 and is recognized as other non-operating income and expense since the plan provides benefits to participants who were not continuing employees of Invitrogen following the merger.
(2)	The gain was recognized in March 2005 on the settlement of a forward contract related to the acquisition of Dynal.
(3)	Relates to the repatriation of $119.0 million of undistributed earnings from and substantial liquidation of certain foreign subsidiaries which resulted in the recognition of $25.5 million of cumulative translation gains.

Provision for Income Taxes. The provision for income taxes as a percentage of pre-tax income was 24.0% for 2005 compared with 26.8% for 2004. The decrease in the effective tax rate was primarily attributable to the repatriation of foreign earnings that qualified for the reduced rate of tax provided in “American Jobs Creation Act of 2004.” The tax incurred upon the repatriation of those foreign earnings was lower than the tax liability previously recorded. The decrease in the effective tax rate was offset in part by an increase in the proportion of income earned in tax jurisdictions having higher tax rates, and the recording of non-deductible in-process research and development expenses related to various acquisitions.

Comparison of Years Ended December 31, 2004 and 2003

	For the Years Ended December 31,		$ Increase	% Increase
(in millions)	2004	2003
BioDiscovery revenues	$591.4	$500.5	$90.9	18%
BioProduction revenues	432.5	277.2	155.3	56%

Total revenues	$1,023.9	$777.7	$246.2	32%

BioDiscovery gross margin	70%	68%

BioProduction gross margin	49%	52%

Total gross margin	59%	60%

Revenues

Overall revenues increased by $246.2 million or 32% for 2004 compared to 2003. Acquisitions accounted for $173.5 million or 22%, mainly driven by our acquisitions of BioReliance, Molecular Probes and PanVera in 2004. Foreign currency translation increased overall revenues by $34.8 million or 5% from 2003 to 2004. The remaining $37.9 million or 5% of growth was mainly due to higher volume and royalty revenues of $31.3 million or 4% increase and higher average selling prices of $6.6 million or 1%.

BioDiscovery Revenues. BioDiscovery revenues for 2004 increased $90.9 million or 18% compared to 2003. Acquisitions accounted for $59.9 million or 12% of the growth, mainly driven by our acquisitions of Molecular Probes and PanVera in 2004. Foreign currency translation increased BioDiscovery revenues by $22.2 million or 4% when compared to 2003. The remaining $8.8 million or 2% of growth was mainly due to higher volume and royalty revenues of $11.9 million or 2% and $3.2 million or 1%, respectively, partially offset by lower average selling prices of $6.3 million or 1%.

BioProduction Revenues. BioProduction revenues for 2004 increased $155.3 million or 56% compared to 2003. Acquisitions accounted for $113.6 million or 41% of the growth, mainly driven by our acquisition of BioReliance in 2004. Foreign currency translation increased BioProduction revenues by $12.6 million or 4% when compared to 2003. The remaining $29.1 million or 11% of growth was mainly due to higher volume of $16.1 million or 6% and higher average selling prices, particularly for sera products, of $12.9 million or 5%.

Gross Margin. Overall gross margin decreased one percentage point to 59% when comparing 2004 to 2003. Included in gross margin for 2004 and 2003 was approximately $17.6 million and $15.1 million, respectively, of costs associated with the write-up of acquired inventory to fair market value as a result of a business combination. In accordance with purchase accounting rules, this acquired inventory was written-up to fair market value and subsequently expensed as the inventory was sold. The impact of these inventory revaluations had a neutral impact on our overall gross margin when comparing 2004 to 2003. Higher costs for sera products and the acquisition of BioReliance, a lower gross margin business, each accounted for a one percentage point decrease. These increases were partially offset by a one percentage point increase due to lower variable costs associated with productivity improvements and favorable changes in foreign currency rates.

BioDiscovery Gross Margin. BioDiscovery gross margin increased two percentage points to 70% when comparing 2004 to 2003. The addition of higher margin products from acquired businesses, lower variable costs associated with productivity improvements and favorable changes in foreign currency rates each accounted for a one percentage point increase. These increases were partially offset by a one percentage point decrease due to lower average selling prices.

BioProduction Gross Margin. BioProduction gross margin decreased three percentage points to 49% when comparing 2004 to 2003. The acquisition of BioReliance, a lower gross margin business, and higher unit costs, net of higher average selling prices for sera products, decreased gross margin by two percentage points and three percentage points, respectively. These decreases were partially offset by a two percentage point increase due to lower variable costs associated with productivity improvements.

Operating Expenses

	For the Years Ended December 31,				$ Increase (Decrease)	% Increase (Decrease)
	2004		2003
(in millions)	Operating Expense	As a Percentage of Segment Revenues	Operating Expense	As a Percentage of Segment Revenues
BioDiscovery Segment:
Sales and marketing	$126.3	21%	$116.1	23%	$10.2	9%
General and administrative	70.7	12%	65.6	13%	5.1	8%
Research and development	62.5	11%	46.6	9%	15.9	34%

BioProduction Segment:
Sales and marketing	$54.2	13%	$38.3	14%	$15.9	42%
General and administrative	39.9	9%	22.9	8%	17.0	74%
Research and development	9.7	2%	7.7	3%	2.0	26%

Unallocated:
Sales and marketing	$0.2		$0.1		$0.1
General and administrative	0.1		0.2		(0.1)
Research and development	0.9		0.3		0.6

Consolidated:
Sales and marketing	$180.7	18%	$154.5	20%	$26.2	17%
General and administrative	110.7	11%	88.7	11%	22.0	25%
Research and development	73.1	7%	54.6	7%	18.5	34%

(1)	2004 presentation of 2003 general and administrative expenses by segment reflects reclassifications of general and administrative costs from the Corporate and Unallocated segment to the BioDiscovery and BioProduction segments to conform to our corporate expense allocation methodology applied in 2004.

Sales and Marketing. For 2004, sales and marketing expenses increased $26.2 million or 17% compared to 2003. Acquisitions and foreign currency accounted for $15.6 million and $5.5 million, respectively, of incremental expenses in 2004. The remaining $5.1 million increase was mainly due to $4.8 million as a result of increased staffing levels, $2.8 million of increased commissions and $0.9 million as a result of the impairment of an asset determined by management to be obsolete, partially offset by $2.3 million in lower advertising fees and $1.1 million of accelerated depreciation expense included in 2003 sales and marketing expense for a portion of our e-commerce software that was rendered obsolete by a new system in 2004.

General and Administrative. For 2004, general and administrative expenses increased $22.0 million or 25% compared to 2003. Acquisitions and foreign currency accounted for $20.3 million and $1.8 million, respectively, of incremental expenses in 2004. The remaining $0.1 million decrease was mainly due to $7.1 million resulting primarily from lower legal, professional and other fees, partially offset by $5.0 million as a result of increased staffing levels and $2.0 million of costs related to the implementation of Sarbanes-Oxley Section 404 internal control evaluations.

Research and Development. Research and development expenses for 2004 increased $18.5 million or 34% compared to 2003. Acquisitions and foreign currency accounted for $14.3 million and $0.5 million, respectively, of incremental expenses in 2004. The remaining $3.7 million increase was mainly due to $5.2 million of increased costs as a result of increased staffing levels, partially offset by the absence of a $1.5 million expense for the accelerated amortization of certain purchased technology included in 2003 research and development expenses.

Purchased Intangibles Amortization. Amortization expense related to purchased intangible assets acquired in our business combinations was $106.8 million for 2004 compared to $79.4 million for 2003. The $27.4 million increase was mainly due to the amortization of purchased intangibles acquired in the BioReliance, Molecular Probes and PanVera acquisitions.

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

Business Consolidation Costs. Business consolidation costs for 2003 were $1.3 million and represent an impairment loss of $0.9 million on assets held for sale in Huntsville, Alabama, related to the closure of our facilities located there, in addition to $0.4 million in costs incurred for the integration of InforMax, acquired in December 2002. These costs were for the relocation of property, closure of facilities and retention of employees.

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

In October 2004, the President signed the “American Jobs Creation Act of 2004” which, among other things, prospectively phases out the extraterritorial income deduction, provides for certain domestic manufacturing tax relief, reforms the foreign tax credit regime, and allows for tax favored repatriation of international earnings. Many of the new tax provisions had an effective date beginning in 2005. The impact of this law change to our 2004 income tax expense was not significant.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Operating activities provided net cash of $309.3 million during 2005 primarily from our net income of $132.0 million plus net non-cash charges of $136.9 million. Changes in operating assets and liabilities provided a net $40.4 million of cash during the period. The increase was mainly due to a $31.8 million increase in accounts payable primarily due to timing of when payments were made, a $26.3 million increase in taxes payable, a $24.9 million decrease in inventories as a result of better inventory management and a $16.4 million decrease in prepaid expenses and other assets. These increases were partially offset by a $41.1 million decrease in accrued expenses and other current liabilities primarily due to decreases in deferred revenues, unrealized losses on hedge contracts and accrued purchases and a $17.9 million increase in accounts receivable as a result of an increase in revenues as well as from a higher proportion of 2005 fourth quarter sales recognized at the end of the quarter compared with a lower proportion of 2004 fourth quarter sales recognized at the end of the quarter.

As a result of working capital improvement programs, we expect to utilize our working capital more effectively in the future resulting in higher inventory turnover and lower days sales outstanding. Our working capital factors, such as inventory turnover and days sales outstanding, are seasonal and, on an interim basis during the year, may require an influx of short-term working capital.

Investing Activities. Net cash used in investing activities during 2005, was $157.6 million. Due to increases in short-term interest rates, the flattening of the yield curve on maturities up to two years and a belief that further short-term interest rate increases are likely in the near term, we have been reinvesting proceeds of maturing securities into investments having shorter terms, which has resulted in an increase to cash and cash equivalents of $568.9 million. This increase was offset by $647.2 million paid for our business acquisitions and payments for capital expenditures and intangible assets (primarily intellectual properties), which totaled $71.8 million and $7.5 million, respectively.

For 2006, we expect spending for capital equipment and information technology to approximate $75 million.

In April 2005, we acquired all of the outstanding shares of common stock of Dynal Biotech Holding AS for a total cash purchase price of $347.3 million. We also paid cash to extinguish $53.1 million of debt following completion of the acquisition, transaction costs of $2.2 million and acquired cash of $1.1 million. The purchase price was paid from existing cash and investments.

In 2005, we completed several other acquisitions that were not material to our overall consolidated financial statements. The aggregate cash purchase price of these acquisitions was $256.5 million and acquired cash totaling $18.1 million. The results of operations were included from the respective dates of acquisition.

In February 2004, we acquired all of the common stock of BioReliance Corporation for a total cash purchase price of $433.3 million, plus the assumption of outstanding debt of approximately $70.4 million and transaction costs of $3.3 million. The purchase price was paid from existing cash and investments. In February 2004, we paid down $49.6 million of the acquired debt.

In 2004, we completed three other acquisitions that were not material to the overall consolidated financial statements. The total aggregate cash purchase price was $58.3 million and cash of $3.3 million was acquired. The results of operations were included from the respective dates of acquisition.

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

In 2003, we entered into three other acquisitions that were not material to the overall consolidated financial statements, one of which included the acquisition of the remaining 60% ownership in a consolidated subsidiary. The purchases totaled $9.9 million in addition to the return of the selling partner’s capital account for the 60% interest described above. Beginning in July 2003 we no longer report a minority interest adjustment in the Consolidated Statements of Income.

Pursuant to the purchase agreement for one of our 2005 acquisitions, the Company could be required to make additional contingent cash payments based on percentages of future gross sales of the acquired company through 2009. The purchase agreement does not limit the payment to a maximum amount. We will account for any such contingent payments as an addition to the respective purchase price.

Pursuant to the purchase agreements for certain 2004 and 2003 acquisitions, we could be required to make additional contingent cash payments based on the achievement of certain operating results of the acquired companies. Payments aggregating a maximum of $78.3 million based upon certain percentages of future gross sales of the acquired companies could be required through 2007. Additional payments of $17.1 million could be required of the Company based upon the achievement of certain research and development milestones through the second quarter of fiscal year 2006. In 2005, $20.7 million and $7.3 million of contingent payments have been earned and paid, respectively, for research and development milestones. During the years ended 2005 and 2004, $9.0 million and $1.2 million, respectively, of contingent payments for operating results have expired. No contingent payments have been earned for operating results to date. The payments have been accounted for as an addition to the purchase price of the acquired company.

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

Financing Activities. Net cash provided by financing activities totaled $104.9 million for 2005, and includes $344.3 million in net proceeds from our issuance of convertible senior notes in June 2005 and other borrowings and $101.1 million in proceeds from stock issued under employee stock plans. This cash in flow was offset by $42.8 million used to repurchase shares of our common stock and $297.7 million used to retire debt including $268.1 million of our 2 1/4% Convertible Subordinated Notes due 2006 and $11.1 million for the remaining obligation of the purchase of the Molecular Probes campus in Eugene, Oregon.

On June 20, 2005, we issued 3 1/4% Convertible Senior Notes due 2025 (the 3 1/4% Notes) to certain qualified institutional investors at par value. Including the exercise of the over-allotment option, the total size of the offering was $350 million. After expenses, the net proceeds we received were $343 million. Interest is payable on the Notes semi-annually in arrears beginning December 15, 2005. In addition to the coupon interest of 3.25%, additional interest of 0.225% of the market value of the Notes may be required to be paid per six month period beginning June 15, 2011, if the market value of the Notes during a specified period is 120% or more of the Notes’ principal value. The 3 1/4% Notes may be redeemed, in whole or in part, at the Company’s option on or after June 15, 2011, at 100% of the principal amount plus any accrued and unpaid interest. In addition, the holders of the Notes may require us to repurchase all or a portion of the Notes for 100% of the principal amount, plus any accrued and unpaid interest, on June 15, 2011, 2015, and 2020 or upon the occurrence of certain fundamental changes. Prepayment of amounts due under the Notes will be accelerated in the event of bankruptcy or insolvency, and may be accelerated by the trustee or holders of 25% of the Notes’ principal value upon default of payment of principal or interest when due for over thirty days, our default on its conversion or repurchase obligations, failure of us to comply with any of its other agreements in the Notes or indenture, or upon cross-default by us or a significant subsidiary for failure to make a payment at maturity or the acceleration of our other debt or a significant subsidiary, in either case exceeding $50 million. The terms of the Notes require us to settle the par value of such Notes in cash and deliver shares only for the differential between the stock price on the date of conversion and the base conversion price (initially approximately $98.25 per share).

On April 27, 2005, we entered into a secured line of credit that provides up to $250 million in borrowings at LIBOR plus 0.15%. On April 28, 2005 we borrowed $124 million to repurchase $125 million of its 2 1/4% convertible subordinated notes due December 15, 2006, for less than par value. A portion of the proceeds from the 3 1/4% Notes was used to pay down the secured line of credit. The secured credit facility was collateralized by investments and expired on September 30, 2005.

On February 19, 2004, we issued $450.0 million principal amount of 1 1/2% Convertible Senior Notes (Old 1 1/2% Notes) due 2024, to certain qualified institutional buyers. Interest on the Old 1 1/2% Notes is payable semi-annually on February 15th and August 15th. In addition to the coupon interest of 1 1/2%, additional interest of 0.35% of the market value of the notes may be required to be paid beginning February 15, 2012, if the market value of the notes during specified testing periods is 120% or more of the principal value. The Old 1 1/2% Notes were issued at 100% of principal value, and are convertible into 4.4 million shares of common stock at the option of the holder upon the occurrence of certain events at a price of $102.03 per share. The Old 1 1/2% Notes may be redeemed, in whole or in part, at our option on or after February 15, 2012, at 100% of the principal amount plus accrued interest. In addition, the holders of the Old 1 1/2% Notes may require us to repurchase all or a portion of the Old 1 1/2% Notes for 100% of the principal amount, plus accrued interest, on February 15, 2012, 2017 and 2022.

We have $350.0 million principal amount of 2% Convertible Senior Notes (Old 2% Notes) due August 1, 2023. Interest on the Old 2% Notes is payable semi-annually on February 1st and August 1st. In addition to the coupon interest of 2%, additional interest of 0.35% of the market value of the notes may be required to be paid beginning August 1, 2010, if the market value of the notes during specified testing periods is 120% or more of the principal value. The Old 2% Notes were issued at 100% of principal value, and are convertible into 5.1 million shares of common stock at the option of the holder upon the occurrence of certain events at a price of $68.24 per share. The Old 2% Notes may be redeemed, in whole or in part, at our option on or after August 1, 2010, at 100% of the principal amount plus accrued interest. In addition, the holders of the Old 2% Notes may require us to repurchase all or a portion of the Old 2% Notes for 100% of the principal amount, plus accrued interest, on August 1, 2010, August 1, 2013, and August 1, 2018.

In December 2004, we offered up to $350.0 million aggregate principal amount of 2% Convertible Senior Notes due 2023 (the New 2% Notes) in a non-cash exchange for any and all outstanding Old 2% Notes, that were validly tendered on that date. Approximately 83% of the Old 2% Notes were exchanged by their holders for the New 2% Notes. In 2005, we completed the additional exchange of approximately $22.6 million of the Old 2%

Notes with their holders for the New 2% Notes. In December 2004, we offered up to $450.0 million aggregate principal amount of 1 1/2% Convertible Senior Notes due 2024 (the New 1 1/2% Notes) in a non-cash exchange for any and all outstanding Old 1 1/2% Notes, that were validly tendered on that date. Approximately 91% of the Old 1 1/2% Notes were exchanged by their holders for the New 1 1/2% Notes. In 2005, we completed the additional exchange of approximately $1.0 million of the Old 1 1/2% Notes with their holders for the New 1 1/2% Notes. The New 2% Notes and New 1 1/2% Notes (collectively the New Notes) carry the same rights and attributes as the Old 2% Notes and Old 1 1/2% Notes (collectively the Old Notes) except for the following; the terms of the New Notes require us to settle the par value of such notes in cash and deliver shares only for the differential between the stock price on the date of conversion and the base conversion price (initially approximately $68.24 for New 2% Notes and $102.03 for the New 1 1/2% Notes).

We have $231.9 million principal amount of 2 1/4% Convertible Subordinated Notes, or 2 1/4% Notes, due 2006, outstanding at December 31, 2005. Interest on the 2 1/4% Notes is payable semi-annually on June 15th and December 15th. The 2 1/4% Notes were issued at 100% of principal value, and are convertible into 4.7 million shares of common stock at the option of any holder at any time at a price of $86.10 per share. The 2 1/4% Notes may be redeemed, in whole or in part, at our option on or after December 20, 2005 at 100% of the principal amount plus accrued interest.

In the event of a change of control of Invitrogen, the holders of the 3 1/4% Notes, Old Notes, New Notes, and the 2 1/4% Notes each have the right to require us to repurchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of the notes plus all accrued and unpaid interest.

In 2005, our Board of Directors authorized the repurchase of up to 500,000 shares of common stock not to exceed $50.0 million. We repurchased 500,000 shares of common stock at a total cost of approximately $42.8 million during the year ended December 31, 2005, which is reported as a reduction in stockholders’ equity as treasury stock.

In 2002, our board of directors authorized the repurchase of up to $300 million of our common stock over a three-year period that expired in 2005. During the years ended December 31, 2004 and 2002, we repurchased 1.6 million and 3.3 million shares, respectively, of common stock at a total cost of $81.3 million and $100.0 million, respectively, which have been reported as reductions in stockholders’ equity as treasury stock.

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

As of December 31, 2005, we had cash and cash equivalents of $435.2 million, short-term investments of $310.5 million and long-term investments of $0.2 million. Our working capital was $640 million as of December 31, 2005, and includes restricted cash and investments of $6.1 million. Our funds are currently invested in overnight money market accounts, time deposits, corporate notes, municipal notes and bonds, U.S. treasury obligations and government agency notes. As of December 31, 2005, foreign subsidiaries in Australia, Brazil, China, Japan, New Zealand and Norway had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The U.S. dollar equivalent of these facilities totaled $11.4 million, of which $0.5 million was outstanding at December 31, 2005.

On January 9, 2006, the Company completed entering into a syndicated $250 million senior secured credit facility (the Credit Facility) with Bank of America, N.A. Interest rates on outstanding borrowings are determined by reference to LIBOR or to an alternate base rate, with margins determined based on changes in the Company’s leverage ratio. Under the terms of the Credit Facility, the Company may request that the aggregate amount available be increased by $100 million of additional financing, subject to certain conditions having been met, including the availability of additional lender commitments. The Credit Facility contains various representations, warranties and affirmative, negative and financial covenants, and conditions of default customary for financings of this type. The Company currently anticipates using the proceeds of the Credit Facility for the purpose of general working capital and capital expenditures, and the Credit Facility will terminate and all amounts outstanding under it will be due and payable in full on January 6, 2011. See Note 13 to the Notes to Consolidated Financial Statements.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations at December 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period(1)
(in thousands)	Total	Less than 1 Year	Years 2-3	Years 4-5	More than 5 Years
Long-term debt	$1,385,083	$234,187	$126	$770	$1,150,000
Capital lease obligations	1,195	65	91	96	943
Operating lease obligations	120,729	22,701	35,276	24,038	38,714
Licensing and purchase obligations	24,757	9,148	9,688	4,354	1,567
Other obligations	1,473	427	101	73	872

Total	$1,533,237	$266,528	$45,282	$29,331	$1,192,096

(1)	Pursuant to one of our 2005 acquisitions, we could be required to make additional contingent cash payments based on percentages of future gross sales of the acquired company through 2009. The purchase agreement does not limit the payment to a maximum amount. In addition, pursuant to certain acquisitions in 2004 and 2003, we could be required to make additional contingent cash payments based on certain operating results and technological milestones of the acquired companies. Payments aggregating a maximum of $95.4 million based upon percentages of future gross sales and milestones of the acquired companies could be required through 2007.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition. We derive our revenue from the sale of our products, services and technology. We recognize revenue from product sales upon transfer of title to the product, which generally occurs upon shipment to the customer. We generally ship to our customers FOB shipping point. If our shipping policies, including the point of title transfer, were to change, materially different reported results would be likely. In cases where customers order and pay for products and request that we store a portion of their order for them at our cost, we record any material up-front payments as deferred revenue in accrued expenses and other current liabilities in the Consolidated Balance Sheets and recognize revenue upon shipment of the product to the customer. Deferred revenue totaled $11.0 million at December 31, 2005.

We recognize royalty revenue (including upfront licensing fees) when the amounts are earned and determinable, which is generally when we receive the cash payment. We are able to recognize minimum required payments on an accrual basis, as they are determinable under contract. However, since we are not able to forecast product sales by licensees, royalty payments that are based on product sales by the licensees are not determinable until the licensee has completed their computation of the royalties due and/or remitted their cash payment to us. Should information on licensee product sales become available so as to enable us to recognize royalty revenue on an accrual basis, materially different revenues and results of operations could occur. Royalty revenue totaled $23.5 million, $17.8 million and $10.7 million for 2005, 2004 and 2003, respectively.

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

Shipping and handling costs are included in costs of sales. Shipping and handling costs charged to customers is recorded as revenue in the period the related product sales revenue is recognized.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base these estimates and assumptions upon historical experience and existing, known circumstances. Actual results could differ from those estimates. Specifically, management must make estimates in the following areas:

➢	Allowance for doubtful accounts. We provide a reserve against our receivables for estimated losses that may result from our customers’ inability to pay. We determine the amount of the reserve by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers’ country or industry, historical losses and our customers’ credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this reserve. To minimize the likelihood of uncollectibility, customers’ credit-worthiness is reviewed periodically based on external credit reporting services and our experience with the account and adjusted accordingly. Should a customer’s account become past due, we generally place a hold on the account and discontinue further shipments to that customer, minimizing further risk of loss. Additionally, our policy is to fully reserve for all accounts with aged balances greater than one year. The likelihood of a material loss on an uncollectible account would be mainly dependent on deterioration in the financial condition of that customer or in the overall economic conditions in a particular country or environment. Reserves are fully provided for all expected or probable losses of this nature. Gross trade accounts receivables totaled $200.3 million and the allowance for doubtful accounts was $5.4 million at December 31, 2005.

➢	Inventory adjustments. Inventories are stated at lower of cost or market. We review the components of our inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. Generally stock levels in excess of one year’s expectation of usage or sales are fully reserved. The likelihood of any material inventory write-down is dependent on customer demand, competitive conditions or new product introductions by us or our customers that vary from our current expectations.

➢	Valuation of goodwill. We are required to perform an annual review for impairment of goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Goodwill is considered to be impaired if we determine that the carrying value of the reporting unit exceeds its fair value. In addition to the annual review, an interim review is required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include:

➢	a significant adverse change in legal factors or in the business climate;

➢	a significant decline in our stock price or the stock price of comparable companies;

➢	a significant decline in our projected revenue or earnings growth or cash flows;

➢	an adverse action or assessment by a regulator;

➢	unanticipated competition;

➢	a loss of key personnel;

➢	a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of;

➢	the testing for recoverability under Statement 144 of a significant asset group within a reporting unit; and

➢	recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

Assessing the impairment of goodwill requires us to make assumptions and judgments regarding the fair value of the net assets of our reporting units. Additionally, since our reporting units share the majority of our assets, we must make assumptions and estimates in allocating the carrying value as well as the fair value of net assets to each reporting unit.

We completed our most recent annual evaluation for impairment of goodwill as of October 1, 2005, and determined that no impairment existed at that date. Our evaluation included management estimates of cash flow projections based on an internal strategic review from July 2005. Key assumptions from this strategic review included revenue growth, with higher net income growth. This growth was based on increased sales of new products as we expect to increase our investment in research and development, the full-year effect and growth from business acquisitions already consummated, and lower selling, general and administrative expenses as a percentage of revenue. Additional value creators assumed included increased efficiencies in working capital as well as increased efficiencies from capital spending. The resulting cash flows were discounted using a weighted average cost of capital of 10%. Operating mechanisms to ensure that these growth and efficiency assumptions will ultimately be realized were also proposed as part of the internal strategic review and considered in our evaluation. Our market capitalization at October 1, 2005 was also compared to the discounted cash flow analysis.

We cannot assure you that when we complete our future annual or other periodic reviews for impairment of goodwill that a material impairment charge will not be recorded. Goodwill totaled $1.9 billion at December 31, 2005.

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

At December 31, 2005, the net book value of identifiable intangible assets that are subject to amortization totaled $483.5 million, the net book value of unamortized identifiable intangible assets with indefinite lives totaled $7.5 million and the net book value of property, plant and equipment totaled $278.4 million.

➢	Accrued merger and restructuring related costs. To the extent that exact amounts are not determinable, we have estimated amounts for direct costs of our acquisitions, merger-related expenses and liabilities related to our business combinations and restructurings in accordance with Financial Accounting Standards Board Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), and Emerging Issues Task Force Issue 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (EITF 98-3). Our accrued merger and restructuring related costs were $24.6 million at December 31, 2005, the majority of which we expect to pay during 2006. Materially different reported results would be likely if any of the estimated costs or expenses were different from our estimations or if the approach, timing and extent of the restructuring plans adopted by management were different.

➢	Litigation reserves. Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in the Consolidated Balance Sheets. The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the favorable or unfavorable outcome of the particular litigation. Both the amount and range of loss on pending litigation is uncertain. As such, we are unable to make a reasonable estimate of the liability that could result from unfavorable outcomes in litigation. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

➢

Insurance, environmental and divestiture reserves. We maintain self-insurance reserves to cover potential property, casualty and workers’ compensation exposures from current operations and certain former business operations of Dexter, which was acquired in 2000. These reserves are based on actuarially determined loss probabilities and take into account loss history as well as actuarial projections based on industry statistics. We also maintain environmental reserves to cover estimated costs for certain environmental exposures assumed in the merger with Dexter. The environmental reserves, which are not discounted, are determined by management based upon currently available information. Divestiture reserves are maintained for known claims and warranties assumed in the merger with Dexter. The product liability and warranty reserves are based on management estimates that consider historical claims. As actual losses and claims become known to us, we may need to make a material change in our estimated reserves, which could also materially impact our results of operations. Our insurance, environmental and divestiture reserves totaled $9.5 million at December 31, 2005.

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

➢	Segment Information. We provide segment financial information and results for our BioDiscovery and BioProduction segments based on the segregation of revenues and expenses used for management’s assessment of operating performance and operating decisions. Expenses shared by the segments require the use of judgments and estimates in determining the allocation of expenses to the two segments. Different assumptions or allocation methods could result in materially different results by segment. Also, we do not currently segregate assets by segment as a significant portion of our total assets are shared or non-segment assets which we do not assign to our two operating segments. We have determined that it is not useful to assign our shared assets to the individual segments.

➢	Pro forma Stock Based Compensation. We provide pro forma net income and earnings per share amounts in accordance with the disclosure only provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). The stock based compensation expense used in these pro forma amounts is based on the fair value of the option at the grant date which uses the present value pricing method described in SFAS 123. This method requires us to use several assumptions to estimate the fair value, including the expected life of the option and the expected stock price volatility over the term of the expected life. Should any of these assumptions change or differ from the actual life or actual stock price volatility, our pro forma results could differ substantially.

RECENT ACCOUNTING PRONOUNCEMENTS

For information on the recent accounting pronouncements impacting our business, see Note 1 of the Notes to Consolidated Financial Statements included in Item 8.

FOREIGN CURRENCY TRANSLATION

We translate the financial statements of our non-U.S. operations into U.S. dollars for consolidation using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. Net gains or losses resulting from the translation of foreign financial statements, the effect of exchange rate changes on intercompany receivables and payables of a long-term investment nature, and net exchange rate gains and losses on the value of financial contracts entered into that hedge the value of these long-term intercompany receivables and payables are recorded as a separate component of stockholders’ equity. These adjustments will affect net income only upon sale or liquidation of the underlying non-U.S. investment. During the year ended December 31, 2005, we recognized $25.5 million of cumulative translation gains as a result of the repatriation of $119.0 million of certain undistributed earnings and substantial liquidation of certain foreign entities and is included in other income and expense in the Consolidated Statements of Income.

Changes in foreign currency exchange rates can affect our reported results of operations, which are reported in U.S. dollars. Based on the foreign currency rate in effect at the time of the translation of our non-U.S. results of operations into U.S. dollars, reported results could be different from prior periods even if the same amount and mix of our products were sold at the same local prices during the two periods. This will affect our reported results of operations, and also makes the comparison of our business performance in two periods more difficult. For example, our revenues for the year ended December 31, 2005, were approximately $1.2 billion using applicable foreign currency exchange rates for that period. However, applying the foreign currency exchange rates in effect during the year ended December 31, 2004 to our non-U.S. revenues for 2005 would result in approximately $2.3 million less revenue for that period. These changes in currency exchange rates have affected, and will continue to affect, our reported results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities.

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

Foreign Currency Transactions. We have operations in Europe, Asia-Pacific and the Americas. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. Many of our reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in exchange rates because they may become worth more or less than they were worth at the time we entered into the transaction due to changes in exchange rates. Both realized and unrealized gains or losses on the value of these receivables and payables are included in the determination of net income. Net currency exchange gains (losses) recognized on business transactions, net of hedging transactions, were $49.0 million, $(0.4) million and $0.1 million for the years ended December 31, 2005, 2004 and 2003, respectively, and are included in other income and expense in the Consolidated Statements of Income. Transaction gains during the year ended December 31, 2005 include a $25.5 million gain on the recognition of cumulative translation gains as a result of the repatriation of undistributed earnings and substantial liquidation of certain foreign entities, a $21.0 million gain on a foreign currency forward contract to buy Norwegian kroner executed in anticipation of the Dynal acquisition and a $2.2 million gain on a short-term intercompany loan.

Our currency exposures vary, but are primarily concentrated in the euro, British pound sterling, Norwegian kroner and Japanese yen. Historically, we have used foreign currency forward contracts to mitigate foreign currency risk on foreign currency receivables and payables. At December 31, 2005 and 2004, we had $54.1 million and $13.8 million in foreign currency forward contracts outstanding to hedge currency risk on specific receivables and payables. These contracts, which all settled on various dates through January 2006, effectively fix the exchange rate at which these specific receivables and payables will be settled in, so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying receivables and payables.

At December 31, the notional principal and fair value of our outstanding foreign currency derivatives to hedge the value of its foreign currency receivables and payables were as follows:

	2005		2004
(in millions)	Notional Principal	Fair Value	Notional Principal	Fair Value
Forward exchange contracts	$54.1	$(0.07)	$13.8	$(0.05)

The notional principal amounts provide one measure of the transaction volume outstanding as of year-end, and does not represent the amount of our exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of December 31, 2005 and 2004. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

In addition to hedging the value of our foreign currency receivables and payables, our foreign currency-hedging program includes hedging of forecasted foreign currency cash flows. The increase or decrease in value of forward contracts to hedge forecasted foreign currency cash flows prior to their maturity are accounted for as cash flow hedges and recorded in other comprehensive income in the Consolidated Balance Sheets. To the extent any portion of the forward contracts is determined to not be an effective hedge, the increase or decrease in value prior to the maturity are recorded in other income and expense in the Consolidated Statement of Income. At December 31, 2005, we did not have any outstanding forward contracts to hedge forecasted foreign currency cash flows. At December 31, 2004, the value of our executed forward contracts to hedge forecasted foreign currency cash flows totaled $164.9 million. The contracts matured on various dates through 2005.

Commodity Prices. Our exposure to commodity price changes relates to certain manufacturing operations that utilize certain commodities as raw materials. We manage our exposure to changes in those prices primarily through our procurement and sales practices.

Interest Rates. Our investment portfolio is maintained in accordance with our investment policy which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The fair value of our cash equivalents and marketable securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. We do not utilize financial contracts to manage our exposure to changes in interest rates. At December 31, 2005, we had $745.9 million in cash, cash equivalents and marketable securities, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of $435.2 million of our cash and cash equivalents at December 31, 2005, as these consisted of securities with maturities of less than three months. A 100 basis point increase or decrease in interest rates would, however, decrease or increase, respectively, the remaining $310.7 million of our investments by approximately $1.4 million. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our statement of income until the investment is sold or if the reduction in fair value was determined to be a permanent impairment.

In February 2004, we acquired BioReliance Corporation, which used interest rate swaps to reduce interest rate risk. As of December 31, 2005, there were no outstanding interest rate swaps.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

See discussion under Market Risk in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the

Board of Directors of Invitrogen Corporation

We have audited the accompanying consolidated balance sheets of Invitrogen Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(c). These consolidated financial statements and the financial statement schedule are the responsibility of Invitrogen Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Invitrogen Corporation at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2005, 2004 and 2003, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Invitrogen Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

February 23, 2006

INVITROGEN CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$435,230	$198,396
Short-term investments	310,510	779,279
Restricted cash and investments	6,132	5,706
Trade accounts receivable, net of allowance for doubtful accounts of $5,368 and $5,242, respectively	194,942	165,754
Inventories	136,753	122,787
Deferred income tax assets	35,147	31,866
Prepaid expenses	16,972	12,960
Other current assets	15,510	15,480

Total current assets	1,151,196	1,332,228
Long-term investments	187	109,088
Property and equipment, net	278,447	222,193
Goodwill	1,866,288	1,424,671
Intangible assets, net	490,996	440,182
Deferred income tax assets	4,306	1,051
Other assets	85,629	84,922

Total assets	$3,877,049	$3,614,335

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$234,246	$12,390
Accounts payable	102,203	64,261
Accrued expenses and other current liabilities	142,141	119,024
Income taxes	32,987	510

Total current liabilities	511,577	196,185
Long-term debt	1,151,923	1,319,315
Pension liabilities	16,431	15,307
Deferred income tax liabilities	141,432	153,716
Other long-term obligations, deferred credits and reserves	13,892	16,561

Total liabilities	1,835,255	1,701,084

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock; $0.01 par value, 6,405,884 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value, 125,000,000 shares authorized; 58,289,752 and 56,274,648 shares issued, respectively	583	562
Additional paid-in-capital	2,158,565	2,029,222
Deferred compensation	(16,023)	(14,887)
Accumulated other comprehensive (loss) income	(16,688)	72,214
Retained earnings	136,377	4,331
Less cost of treasury stock; 5,331,562 shares and 4,831,562 shares, respectively	(221,020)	(178,191)

Total stockholders’ equity	2,041,794	1,913,251

Total liabilities and stockholders’ equity	$3,877,049	$3,614,335

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the Years Ended December 31,
	2005	2004	2003
Revenues	$1,198,452	$1,023,851	$777,738
Cost of revenues	495,230	416,002	308,389

Gross profit	703,222	607,849	469,349

Operating expenses:
Sales and marketing	213,574	180,663	154,522
General and administrative	129,828	110,656	88,708
Research and development	99,299	73,116	54,593
Purchased intangibles amortization	115,319	106,821	79,373
Purchased in-process research and development	17,046	728	1,410
Business consolidation costs	960	—	1,318

Total operating expenses	576,026	471,984	379,924

Operating income	127,196	135,865	89,425

Other income (expense):
Interest income	24,671	25,271	24,026
Interest expense	(34,201)	(32,203)	(28,561)
Loss on early retirement of debt	(1,096)	(6,775)	—
Other income (expense), net	57,260	(782)	178

Total other income and expense, net	46,634	(14,489)	(4,357)

Income before provision for income taxes and minority interest	173,830	121,376	85,068
Income tax provision	(41,784)	(32,551)	(24,329)
Minority interest	—	—	(609)

Net income	$132,046	$88,825	$60,130

Earnings per common share:
Basic	$2.53	$1.72	$1.19

Diluted	$2.33	$1.63	$1.17

Weighted average shares used in per share calculations:
Basic	52,238	51,684	50,346
Diluted	60,014	60,396	51,712

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in- Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock		Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount					Shares	Amount
Balance at December 31, 2002	53,268	$533	$1,871,795	$—	$14,906	$(144,624)	(3,296)	$(100,000)	$1,642,610	$69,636
Fair value of options assumed for purchase business combination, less intrinsic value of unvested options to be amortized	—	—	19,521	(5,186)	—	—	—	—	14,335
Deferred compensation	—	—	(72)	72	—	—	—	—	—
Amortization of deferred compensation expense	—	—	—	1,498	—	—	—	—	1,498
Common stock issued under employee stock plans	1,328	13	39,005	(3,329)	—	—	(5)	(355)	35,334
Issuance of restricted stock	—	—	819	(4,320)	—	—	100	3,501	—
Tax benefit on employee stock plans	—	—	11,688	—	—	—	—	—	11,688
Minimum pension liability adjustment, net of deferred taxes	—	—	—	—	1,001	—	—	—	1,001	$1,001
Unrealized gain on investments, net of deferred taxes	—	—	—	—	747	—	—	—	747	747
Foreign currency translation adjustment, net of deferred taxes provided on undistributed subsidiary earnings	—	—	—	—	39,504	—	—	—	39,504	39,504
Net income	—	—	—	—	—	60,130	—	—	60,130	60,130

Balance at December 31, 2003	54,596	546	1,942,756	(11,265)	56,158	(84,494)	(3,201)	(96,854)	1,806,847	$101,382

Deferred compensation	—	—	(782)	782	—	—	—	—	—
Amortization of deferred compensation expense	—	—	—	4,576	—	—	—	—	4,576
Common stock issued under employee stock plans	1,679	16	70,242	(8,980)	—	—	—	—	61,278
Tax benefit on employee stock plans	—	—	17,006	—	—	—	—	—	17,006
Purchase of treasury shares	—	—	—	—	—	—	(1,630)	(81,337)	(81,337)
Minimum pension liability adjustment, net of deferred taxes	—	—	—	—	106	—	—	—	106	$106
Unrealized loss on cash flow hedging instruments, net of deferred taxes	—	—	—	—	(8,673)	—	—	—	(8,673)	(8,673)
Unrealized loss on investments, net of deferred taxes	—	—	—	—	(2,562)	—	—	—	(2,562)	(2,562)
Foreign currency translation adjustment, net of deferred taxes	—	—	—	—	27,185	—	—	—	27,185	27,185
Net income	—	—	—	—	—	88,825	—	—	88,825	88,825

Balance at December 31, 2004	56,275	562	2,029,222	(14,887)	72,214	4,331	(4,831)	(178,191)	1,913,251	$104,881

Deferred compensation	—	—	(44)	44	—	—	—	—	—
Amortization of deferred compensation expense	—	—	—	7,415	—	—	—	—	7,415
Common stock issued under employee stock plans	2,015	21	109,659	(8,595)	—	—	—	—	101,085
Tax benefit on employee stock plans	—	—	19,728	—	—	—	—	—	19,728
Purchase of treasury shares	—	—	—	—	—	—	(500)	(42,829)	(42,829)
Minimum pension liability adjustment, net of deferred taxes	—	—	—	—	446	—	—	—	446	$446
Unrealized gain on cash flow hedging instruments, net of deferred taxes	—	—	—	—	9,809	—	—	—	9,809	9,809
Unrealized loss on investments, net of deferred taxes	—	—	—	—	(1,145)	—	—	—	(1,145)	(1,145)
Foreign currency translation adjustment, net of deferred taxes	—	—	—	—	(98,012)	—	—	—	(98,012)	(98,012)
Net income	—	—	—	—	—	132,046	—	—	132,046	132,046

Balance at December 31, 2005	58,290	$583	$2,158,565	$(16,023)	$(16,688)	$136,377	(5,331)	$(221,020)	$2,041,794	$43,144

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$132,046	$88,825	$60,130
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of businesses acquired and divested:
Depreciation	38,671	36,889	28,287
Amortization of intangible assets	118,938	110,140	82,330
Amortization of premiums on investments, net of accretion of discounts	2,616	8,192	11,697
Amortization of deferred compensation	7,415	4,576	1,498
Amortization of deferred debt issue costs	3,208	3,534	3,475
Deferred income taxes	(61,516)	(25,690)	(26,049)
In-process research and development	17,046	728	1,410
Other non-cash adjustments	10,494	8,880	5,097
Changes in operating assets and liabilities:
Trade accounts receivable	(17,895)	(19,759)	(4,652)
Inventories	24,893	11,343	7,270
Prepaid expenses and other current assets	14,038	(2,489)	(5,599)
Other assets	2,438	(1,715)	1,732
Accounts payable	31,792	(4,795)	16,481
Accrued expenses and other current liabilities	(41,112)	22,553	(2,282)
Settlement of claim assumed from business acquired	—	—	(13,625)
Income taxes	26,272	11,512	855

Net cash provided by operating activities	309,344	252,724	168,055

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(186,736)	(1,146,017)	—
Maturities of available-for-sale securities	755,497	1,024,203	—
Purchases of held-to-maturity securities	—	—	(621,531)
Maturities of held-to-maturity securities	—	—	592,470
Net cash paid for business combinations	(647,170)	(520,773)	(422,784)
Payment received on notes receivable	—	—	—
Purchases of property and equipment	(71,755)	(39,050)	(32,173)
Proceeds from sale of property and equipment	—	1,329	2,716
Payments for intangible assets	(7,478)	(9,171)	(608)

Net cash used in investing activities	(157,642)	(689,479)	(481,910)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from lines of credit	124,485	—	—
Principal payments on lines of credit	(124,000)	—	—
Proceeds from long-term obligations	343,837	438,924	340,673
Principal payments on long-term obligations	(297,695)	(185,988)	(2,355)
Repayment of minority interest capital	—	—	(4,127)
Proceeds from sale of common stock	101,085	61,278	35,334
Purchase of treasury stock	(42,829)	(81,337)	(5,354)

Net cash provided by financing activities	104,883	232,877	364,171
Effect of exchange rate changes on cash	(19,751)	5,261	27,006

Net increase (decrease) in cash and cash equivalents	236,834	(198,617)	77,322
Cash and cash equivalents, beginning of period	198,396	397,013	319,691

Cash and cash equivalents, end of period	$435,230	$198,396	$397,013

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005, 2004 AND 2003

1. BUSINESS ACTIVITY, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

    SIGNIFICANT ACCOUNTS

Business Activity

Invitrogen’s products are principally life science research tools in reagent and kit form, biochemicals, sera, media, software, and other products and services that Invitrogen sells to corporate, academic and government entities worldwide. Invitrogen’s business is focused on two principal segments: BioDiscovery and BioProduction.

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

Concentrations of Risks

Approximately $276.3 million, $248.5 million and $225.2 million, or 24%, 25% and 29% of the Company’s product revenues during the years ended December 31, 2005, 2004 and 2003, respectively, were derived from university and research institutions which management believes are, to some degree, directly or indirectly supported by the U.S. Government. If there were to be a significant change in current research funding, particularly with respect to the National Institute of Health, it could have a material adverse impact on the Company’s future revenues and results of operations.

Segment Information

The Company operates in two segments: BioDiscovery and BioProduction. The Company has no intersegment revenues that are material to the overall consolidated financial statements. The Company does not currently segregate assets by segment as a majority of the Company’s total assets are shared or considered non-segment assets. The Company has determined that it is not useful to assign its shared assets to individual segments. Based on the aggregation criteria of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company’s products and services in the BioDiscovery segment share similar economic characteristics, but are different from the economic characteristics of the products and services of our BioProduction segment. As a result of using the aggregation guidelines, there is no logical subgrouping of products within either the BioDiscovery or BioProduction segments.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005, 2004 AND 2003

Revenue Recognition

Revenues from product sales are recognized upon transfer of title to the product, which generally occurs upon shipment to the customer. The Company generally ships to its customers FOB shipping point. In cases where customers order and pay for product and request that the Company stores a portion of the orders for them, the Company records up-front payments as deferred revenue in accrued expenses and other current liabilities in the consolidated balance sheets and recognizes revenue upon shipment of the product to the customer. Deferred product revenues at December 31, 2005, 2004 and 2003 totaled $11.0 million, $19.1 million and $10.8 million, respectively.

The Company, through one of its subsidiaries, recognizes revenue from commercial contracts, which are principally fixed-price or fixed-rate, using the proportional performance method, except for services that are generally completed within three days, which are accounted for using the completed-contract method. Proportional performance is determined using expected output milestones. The proportional performance may be affected by future events, including delays caused by laboratory interruptions, client-mandated changes and the unpredictability of biological processes. Accordingly, the Company undertakes a review process to determine that recorded revenue represents the actual proportional performance in all material respects.

Revenue recorded under proportional performance for projects in process is not intended to, and does not necessarily, represent the amount of revenue that the Company could recover from the client if any project failed or was cancelled. The Company undertakes a review of unbilled accounts receivable from customers to determine that such amounts are expected to become billable and collectible in all material respects.

Royalty revenue is recognized when determinable, generally upon the receipt of the cash payment, and is not refundable. Grant and royalty revenues were $23.5 million, $17.8 million and $10.7 million in 2005, 2004 and 2003, respectively.

Shipping and handling costs are included in costs of sales. Shipping and handling costs charged to customers is recorded as revenue in the period the related product sales revenue is recognized.

Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash equivalents, foreign cash accounts, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate the related fair values due to the short-term maturities of these instruments. The estimated fair value of the convertible notes is determined by using available market information and valuation methodologies that correlate fair value with the market price of the Company’s common stock which is provided by a third party financial institution. The fair value of the Company’s convertible notes at December 31, 2005 and 2004 are as follows:

(in thousands)	2005	2004
2 1/4% Convertible Subordinated Notes due 2006	$226,944	$501,000
3 1/4% Convertible Subordinated Notes due 2025	334,600	—
1 1/2% Convertible Senior Notes due 2024	380,970	422,527
2% Convertible Senior Notes due 2023	380,590	416,353

Cash and Cash Equivalents and Marketable Securities

The Company invests its excess cash in marketable securities, principally auction rate securities, corporate notes and government securities. The Company has established guidelines that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005, 2004 AND 2003

The Company considers all highly liquid investments with maturity of three months or less from the date of purchase to be cash equivalents. Cash equivalents at December 31, 2005 consisted primarily of overnight money market accounts, time deposits, commercial paper, demand notes and municipal notes and bonds with maturities of less than three months.

All marketable debt and equity securities are categorized as available-for-sale and are stated at fair value, with unrealized gains and losses, net of deferred income taxes, reported in other comprehensive income affecting stockholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization and accretion, interest income and realized gains and losses are included in interest income within the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. Maturities and gross unrealized gains (losses) at December 31, 2005 and 2004 are as follows:

(in thousands)	Maturity in Years	Amortized Cost	Unrealized		Estimated Fair Value
			Gains	Losses
Corporate obligations	1 or less	$133,822	$—	$(1,031)	$132,791
U.S. Treasury and Agency obligations	1 or less	158,009	—	(1,401)	156,608
Municipal obligations	1 or less	3,455	—	(12)	3,443
Commercial paper	1 or less	17,625	46	(3)	17,668

Total short-term investments		312,911	46	(2,447)	310,510

Corporate obligations	1 to 2	171	—	—	171
U.S. Treasury and Agency obligations	1 to 2	15	1	—	16

Total long-term investments		186	1	—	187

		$313,097	$47	$(2,447)	$310,697

2004 (in thousands)	Maturity in Years	Amortized Cost	Unrealized		Estimated Fair Value
			Gains	Losses
Corporate obligations	1 or less	$222,661	$18	$(1,187)	$221,492
U.S. Treasury and Agency obligations	1 or less	214,165	8	(1,516)	212,657
Municipal obligations	1 or less	27,220	—	(41)	27,179
Commercial paper	1 or less	82,220	35	(6)	82,249
Auction rate securities	1 or less	235,702	—	—	235,702

Total short-term investments		781,968	61	(2,750)	779,279

Corporate obligations	1 to 2	57,296	—	(620)	56,676
U.S. Treasury and Agency obligations	1 to 2	46,363	4	(334)	46,033
Municipal obligations	1 to 2	2,359	—	(32)	2,327
Equity securities	—	4,844	—	(792)	4,052

Total long-term investments		110,862	4	(1,778)	109,088

		$892,830	$65	$(4,528)	$888,367

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005, 2004 AND 2003

Investments considered to be temporarily impaired at December 31, 2005 are as follows:

	No. of Inv.	Less than 12 months of temporary impairment		Greater than 12 months of temporary impairment		Total temporary impairment
(in thousands except for number of investments)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate obligations	8	$6,976	$(55)	$125,815	$(977)	$132,791	$(1,032)
Commercial paper	3	2,914	(2)	—	—	2,914	(2)
U.S. Treasury and Agency obligations	11	2,978	(22)	153,630	(1,379)	156,608	(1,401)
Municipal obligations	2	—	—	3,443	(12)	3,443	(12)

Total temporarily impaired securities	24	$12,868	$(79)	$282,888	$(2,368)	$295,756	$(2,447)

Temporarily impaired securities were mainly purchased during 2004.

The Company believes that the decline in value is temporary and related to the change in market interest rates since purchase. The decline is not related to any company or industry specific event. All portfolio investments are at least rated AA by various rating agencies. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a change in the market interest rate environment.

Restricted Cash and Related Liabilities

Restricted cash consists of $6.1 million and $5.7 million at December 31, 2005 and 2004, respectively, and was held in a Rabbi Trust (the Trust). The Trust, which was assumed by the Company upon the closing of its merger with Dexter Corporation (Dexter) in 2000, funds supplemental benefits for certain former employees of Dexter, most of whom did not become employees of the Company. The funds are invested primarily in money market accounts. The Trust is irrevocable and remains in place for the term of benefits payable, which in the case of certain supplemental retirement benefits is the death of the participants or their designated beneficiaries. At December 31, 2005, $7.2 million is included in accrued expenses and other current liabilities and pension liabilities that are to be funded by the Trust. No further contributions are required to be made to the Trust.

Accounts Receivable

The Company provides reserves against trade receivables for estimated losses that may result from a customers’ inability to pay. The amount is determined by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers’ country or industry, historical losses and customer credit-worthiness. Additionally, all accounts with aged balances greater than one year are fully reserved. Amounts determined to be uncollectible are charged or written off against the reserve.

Inventories

Inventories are generally stated at lower of cost (first-in, first-out method) or market. The Company reviews the components of its inventory on a regular basis for excess, obsolete and impaired inventory and makes appropriate dispositions as obsolete inventory is identified. Reserves for excess, obsolete and impaired inventory were $45.3 million and $26.7 million at December 31, 2005 and 2004, respectively.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005, 2004 AND 2003

Inventories include material, labor and overhead costs in addition to purchase accounting adjustments to write-up acquired inventory to estimated selling prices less costs to complete, costs of disposal and a reasonable profit allowance. Inventories consist of the following at December 31:

(in thousands)	2005	2004
Raw materials and components	$20,941	$17,934

Work in process (materials, labor and overhead)	17,982	10,791
Adjustment to write up acquired work in process inventory to fair value	3,657	—

Total work in process	21,639	10,791

Finished goods (materials, labor and overhead)	93,442	94,062
Adjustment to write up acquired finished goods inventory to fair value	731	—

Total finished goods	94,173	94,062

	$136,753	$122,787

Property and Equipment

Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets principally using the straight-line method. Amortization of leasehold improvements is computed on the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Maintenance and repairs are charged to operations as incurred. When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in other income and expense. Leased capital assets are included in property and equipment. Amortization of property and equipment under capital leases is included with depreciation expense.

Property and equipment consist of the following at December 31:

(in thousands)	Estimated Useful Life (in years)	2005	2004
Land	—	$23,305	$19,449
Building and improvements	1-50	163,149	134,912
Machinery and equipment	1-10	201,836	157,423
Construction in process	—	43,920	17,538

		432,210	329,322
Accumulated depreciation and amortization		(153,763)	(107,129)

		$278,447	$222,193

Goodwill and Other Intangible Assets

Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005, 2004 AND 2003

SFAS 142 requires periodic evaluations for impairment of goodwill balances. The Company performs its goodwill impairment tests annually during the fourth quarter of its fiscal year and more frequently if an event or circumstance indicates that impairment has occurred. The Company completed its annual evaluation for impairment of goodwill as of October 1, 2005, and determined that no impairment of goodwill existed as of that date. A significant decline in our projected revenue or earnings growth or cash flows, a significant decline in our stock price or the stock price of comparable companies, and unanticipated competition or loss of key personnel are among the many factors that could result in an impairment charge that could have a material negative impact on our operating results.

Intangible assets consist of the following:

	December 31, 2005			December 31, 2004
(in thousands)	Weighted average life	Gross carrying amount	Accumulated amortization	Weighted average life	Gross carrying amount	Accumulated amortization
Amortized intangible assets:
Purchased technology	7 years	$740,374	$(376,187)	7 years	$634,200	$(282,098)
Purchased tradenames and trademarks	7 years	88,258	(44,927)	5 years	54,074	(33,796)
Purchased customer base	10 years	78,205	(27,679)	13 years	54,018	(12,749)
Other intellectual properties	3 years	39,595	(14,094)	7 years	34,980	(15,898)

		$946,432	$(462,887)		$777,272	$(344,541)

Intangible assets not subject to amortization:
Purchased tradenames and trademarks		$7,451			$7,451

Intangible assets are amortized using the straight-line method over their estimated useful lives. Amortization expense for intangible assets for the years ended December 31, 2005, 2004 and 2003 was $118.9 million, $110.1 million and $82.3 million, respectively. In conjunction with acquisitions (see Note 2—Business Combinations), $17.0 million, $0.7 million and $1.4 million of the purchase price was allocated to in-process research and development and expensed in the Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003, respectively.

Estimated amortization expense for amortizable intangible assets owned as of December 31, 2005 for each of the five succeeding fiscal years is as follows:

(in thousands)
Years Ending December 31,
2006	$120,453
2007	102,997
2008	67,518
2009	58,938
2010	47,702

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005, 2004 AND 2003

Changes in the net carrying amount of goodwill for the years ended December 31, 2004 and 2005, are as follows:

(in thousands)	BioDiscovery Segment	BioProduction Segment	Total
Balance at December 31, 2003	831,682	151,725	983,407
Goodwill reclassified to purchased technology upon completion of intangible asset valuation, net of deferred tax of $3.0 million	(20,965)	—	(20,965)
Purchase adjustments for resolution of income tax contingencies	(1,978)	(24,416)	(26,394)
Purchase adjustments to lease liabilities, net of deferred tax liability of $0.1 million	820	—	820
Other adjustments	29	(237)	(208)
Goodwill acquired during the year	52,224	434,407	486,631
Foreign currency translation	85	1,295	1,380

Balance at December 31, 2004	861,897	562,774	1,424,671
Purchase adjustments for contingent cash payments based on achievement of certain research and development milestones	20,670	—	20,670
Purchase adjustments for resolution of income tax contingencies	(2,007)	(238)	(2,245)
Purchase adjustments for assets sold, net of deferred tax liability of $2.2 million	—	(4,151)	(4,151)
Purchase adjustments for leases terminated, net of deferred tax liability of $1.2 million	(1,703)	—	(1,703)
Other adjustments	(570)	(526)	(1,096)
Goodwill acquired during the year	444,442	6,384	450,826
Foreign currency translation	(12,514)	(8,170)	(20,684)

Balance at December 31, 2005	$1,310,215	$556,073	$1,866,288

Valuation of Long-Lived Assets and Intangibles

The Company periodically re-evaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of its long-lived assets. The criteria used for these evaluations include management’s estimate of the asset’s continuing ability to generate income from operations and positive cash flow in future periods as well as the strategic significance of any intangible asset in the Company’s business objectives. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets, which is determined by applicable market prices, when available. The Company recognized impairment charges on long-lived assets of $1.9 million and $5.0 million for the years ended December 31, 2004 and 2003, respectively. No impairment charge was recognized on long-lived assets of its continuing operations during the year ended December 31, 2005.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005, 2004 AND 2003

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at December 31:

(in thousands)	2005	2004
Accrued payroll and related expenses	$69,756	$50,396
Deferred revenue	11,026	19,121
Accrued interest	6,232	6,038
Accrued unrealized losses on hedge contracts	—	9,998
Accrued purchases	14,810	16,168
Contingent milestone payments	13,412	—
Accrued other	26,905	17,303

	$142,141	$119,024

Research and Development Costs

Costs incurred in research and development activities are expensed as incurred.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005, 2004 AND 2003

Accounting for Stock-Based Compensation

The Company accounts for its employee stock option plans and employee stock purchase plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations, and also has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Accordingly, no compensation cost has been recognized for the fixed stock option plans or stock purchase plan under the fair value recognition provisions of SFAS 123. The following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

(in thousands, except per share data)	2005	2004	2003
Net income, as reported	$132,046	$88,825	$60,130
Add: Stock-based compensation expense included in reported net income, net of related tax effects	5,818	3,332	1,035
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(41,901)	(40,487)	(33,793)

Pro forma net income	$95,963	$51,670	$27,372

Basic earnings per share:
As reported	$2.53	$1.72	$1.19

Pro forma	$1.84	$1.00	$0.54

Net income used in calculation of diluted earnings per share(1)	$139,941	$98,286	$60,444
Add: Stock-based compensation expense included in reported net income, net of related tax effects	5,818	3,332	1,035
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(41,901)	(40,487)	(33,793)

Pro forma net income	$103,858	$61,131	$27,686

Diluted earnings per share(1):
As reported	$2.33	$1.63	$1.17

Pro forma	$1.73	$1.01	$0.54

(1)	For the year ended December 31, 2005, net income and diluted earnings per share, as reported, are adjusted due to the 2 1/4% Convertible Subordinated Notes due 2006 being considered dilutive for reporting purposes and antidilutive for pro forma reporting purposes.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005, 2004 AND 2003

The fair value of each option grant and purchase right is estimated on the date of grant using the present value pricing method as described in SFAS 123. The underlying assumptions used to estimate the fair values of options and purchase rights granted during the years ended December 31 are as follows:

	2005	2004	2003
Weighted average risk free interest rate for options	3.83%	3.05%	3.05%
Weighted average risk free interest rate for purchase rights	3.12%	1.81%	1.71%
Expected option life	4.5 yrs	4.4 yrs	4.5 yrs
Expected purchase right life	1.2 yrs	1.4 yrs	1.2 yrs
Expected stock price volatility	37%	40%	40%
Expected dividend yield	—	—	—
Weighted average fair value of options granted	$29.60	$22.25	$23.24
Weighted average fair value of purchase rights granted	$21.53	$16.16	$15.85

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

Foreign Currency Translation and Hedging

The Company translates the financial statements of its non-U.S. operations using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. Net gains or losses resulting from the translation of foreign financial statements, the effect of exchange rate changes on intercompany receivables and payables of a long-term investment nature, and net exchange rate gains and losses on the value of financial contracts entered into that hedge the value of these long-term intercompany receivables and payables are recorded as a separate component of stockholder’s equity. These adjustments will affect net income only upon sale or liquidation of the underlying non-U.S. investment. The cumulative translation adjustments included in accumulated other comprehensive income (loss) reported as a separate component of stockholders’ equity were a net cumulative loss of $6.1 million and a net cumulative gain of $91.9 million at December 31, 2005 and 2004, respectively.

Many of the Company’s reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in currency exchange rates because they may become worth more or less than they were worth at the time we entered into the transaction due to changes in exchange rates. Both realized and unrealized gains or losses in the value of these receivables and payables are included in the determination of net income. Realized and unrealized gains or losses on the value of financial contracts entered into to hedge the exchange rate exposure of these receivables and payables are also included in the determination of net income. Net currency exchange gains (losses) recognized on business transactions, net of hedging transactions, were $49.0 million, $(0.4) million and $0.1 million in 2005, 2004 and 2003, respectively, and are included in other income and expense in the Consolidated Statements of Income. Transaction gains during the year ended December 31, 2005 include a $25.5 million gain on the recognition of cumulative translation gains as a result of the repatriation of undistributed earnings (see Note 7), a $21.0 million gain on a foreign currency forward contract to buy Norwegian kroner executed in anticipation of the Dynal acquisition and a $2.2 million gain on a short-term intercompany loan.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005, 2004 AND 2003

The Company’s currency exposures vary, but are primarily concentrated in the euro, British pound sterling, Japanese yen and Norwegian kroner. Historically, the Company has used foreign currency forward contracts to mitigate foreign currency risk on intercompany foreign currency receivables and payables, which are expected to be settled. At December 31, 2005, the Company had $54.1 million in foreign currency forward contracts outstanding to hedge currency risk on specific receivables and payables. These contracts, which settle on various dates through January 2006, effectively fix the exchange rate at which these specific receivables and payables will be settled in, so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying receivables and payables.

During the year ended December 31, 2005, the Company maintained a foreign currency hedging program in which the Company entered into forward contracts to hedge forecasted foreign currency cash flows. The contracts’ increase or decrease in value prior to their maturity was accounted for as cash flow hedges and recorded in other comprehensive income in the Consolidated Balance Sheets. To the extent any portion of the forward contracts is determined to not be an effective hedge, the increase or decrease in value prior to the maturity was recorded in other income and expense in the Consolidated Statements of Income. At December 31, 2005, the Company did not have any forward contracts to hedge forecasted foreign currency cash flows outstanding.

The Company continually evaluates the costs and benefits of its hedging program and cannot provide assurance that the Company will continue to conduct hedging activities.

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

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005, 2004 AND 2003

Computations for basic and diluted earnings per share for the years ending December 31, 2005, 2004 and 2003 are as follows:

(in thousands, except per share amounts)	Net Income (Numerator)	Shares (Denominator)	Amount
2005
Basic earnings per share:
Net income	$132,046	52,238	$2.53

Diluted earnings per share:
Dilutive stock options	—	1,442
Unvested restricted stock	—	179
2 1/4% Convertible Subordinated Notes due 2006	6,872	4,706
2% Convertible Senior Notes due 2023	654	1,075
1 1/2% Convertible Senior Notes due 2024	369	374

Net income plus assumed conversions	$139,941	60,014	$2.33

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		1,937
2004
Basic earnings per share:
Net income	$88,825	51,684	$1.72

Diluted earnings per share:
Dilutive stock options	—	1,440
Unvested restricted stock	—	172
2 1/4% Convertible Subordinated Notes due 2006	8,370	5,807
2% Convertible Senior Notes due 2023	763	960
1 1/2% Convertible Senior Notes due 2024	328	333

Net income plus assumed conversions	$98,286	60,396	$1.63

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		2,544
2003
Basic earnings per share:
Net income	$60,130	50,346	$1.19

Diluted earnings per share:
Dilutive stock options	—	944
Unvested restricted stock	—	63
2% Convertible Senior Notes due 2023	314	359

Net income plus assumed conversions (restated)	$60,444	51,712	$1.17

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		3,155
2 1/4% Convertible Subordinated Notes due 2006		5,807
5 1/2% Convertible Subordinated Notes due 2007		2,025

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005, 2004 AND 2003

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

Accumulated other comprehensive income (loss) consists of the following at December 31,

(in thousands)	2005	2004
Foreign currency translation adjustment, net of deferred taxes	$(6,130)	$91,882
Unrealized gains (losses) on investments, net of deferred taxes	(2,946)	(1,801)
Unrealized gains (losses) on hedging transactions, net of deferred taxes	1,136	(8,673)
Minimum pension liability adjustment, net of deferred taxes	(8,748)	(9,194)

	$(16,688)	$72,214

Reclassifications

Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

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

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005, 2004 AND 2003

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. Determining the exact impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the assumptions for the variables which affect the computation. However, had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share elsewhere in Note 1 of the Company’s condensed consolidated financial statements. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce the Company’s net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $19.7 million, $17.0 million and $11.7 million in 2005, 2004 and 2003, respectively.

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

2. BUSINESS COMBINATIONS

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

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005, 2004 AND 2003

The results of operations have been included in the accompanying condensed consolidated financial statements from the date of acquisition. The total cost of the acquisition was as follows:

(in thousands)
Cash paid for common stock	$347,308
Cash paid to extinguish debt as a result of acquisition	53,057
Direct costs	2,194

Total purchase price	$402,559

As of December 31, 2005, the purchase price allocation is shown below:

(in thousands)
Fair value of net tangible assets acquired	$24,777
Fair value of purchased in-process research and development costs acquired	12,800
Fair value of identifiable intangible assets acquired	104,100
Goodwill	260,882

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

As part of the integration of the business, the Company has established a preliminary reserve for certain contingent obligations and the termination and relocation of certain employees to other sites. The Company is currently evaluating additional integration opportunities of the business. At December 31, 2005, the Company had $1.0 million remaining in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets related to this integration. For the year ended December 31, 2005, the Company paid $0.8 million in cash related to severance and various contingent obligations that had been accrued for related to these integration activities.

BioReliance Acquisition

On February 6, 2004, the Company acquired all of the outstanding shares of common stock and stock options of BioReliance Corporation (BioReliance). Based in Maryland, BioReliance is a contract service organization, providing testing services for biotech and research companies that are involved in early preclinical product development through licensed production. The primary reason for the acquisition is to improve the Company’s drug discovery offering, by helping to create a system for drug discovery, development and production. The Company has included BioReliance’s operations as part of its BioProduction business segment.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005, 2004 AND 2003

The results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. The total cost of the acquisition is as follows:

(in thousands)
Cash paid for common stock and outstanding options	$433,298
Debt assumed as a result of acquisition	70,436
Direct costs	3,322

Total purchase price	$507,056

The final purchase price allocation is shown below:

(in thousands)
Fair value of net tangible assets acquired	$122,958
Fair value of debt assumed	(70,436)
Fair value of identifiable intangible assets acquired	44,300
Goodwill	410,234

$507,056

Purchased intangibles are being amortized over a weighted average life of 4 years. An established client list, a history of operating margins and profitability, a strong scientific employee base and operations in an attractive market niche were among the factors that contributed to a purchase price resulting in the recognition of goodwill. The Company believes that none of the intangible assets and goodwill recognized will be deductible for federal income tax purposes, although a portion of the purchase price will be deductible for certain state tax purposes.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005, 2004 AND 2003

As a result of the integration of the business and the Company’s implementation of a decision made by the board of directors of BioReliance to close duplicate facilities in Worchester, Massachusetts, prior to the acquisition, the Company has terminated 76 employees and relocated 8 employees to other sites. At December 31, 2005, the Company had $0.2 million remaining in accrued expenses and other current liabilities in the Consolidated Balance Sheets related to this integration. Activity for accrued acquisition and business integration costs for the years ended December 31, 2005 and 2004, respectively, is as follows:

(in thousands)	Balance at December 31, 2004	Adjustments to Goodwill	Amounts paid in cash	Balance at December 31, 2005
Stock options	$102	$—	$(102)	$—
Severance charges	741	(268)	(473)	—
Change-in-control agreements	350	—	(169)	181
Other costs to close facilities	250	(250)	—	—

	$1,443	$(518)	$(744)	$181

(in thousands)	Opening Balance Sheet Accruals	Amounts paid in cash	Balance at December 31, 2004
Stock options	$28,505	$(28,403)	$102
Severance charges	1,134	(393)	741
Change-in-control agreements	991	(641)	350
Other costs to close facilities	390	(140)	250
Direct costs	3,322	(3,322)	—

	$34,342	$(32,899)	$1,443

Pro Forma Results

The following unaudited pro forma information assumes that the April 2005 acquisition of Dynal and the February 2004 acquisition of BioReliance occurred at the beginning of the periods presented. The unaudited pro forma information excludes the Company’s other acquisitions in 2005 and 2004 as the effects of those acquisitions were not material to the overall consolidated financial statements. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the acquisitions been in effect as of the periods indicated above, or of future results of operations. The unaudited pro forma results for the years ended December 31 are as follows:

(in thousands, except per share data)	2005	2004
Revenues	$1,220,344	$1,116,111
Net income(1)	153,094	61,547
Earnings per share:
Basic	$2.93	$1.19
Diluted	$2.68	$1.15

(1)	Includes, on a pre-tax basis, nonrecurring charges of $6.0 million and $41.6 million for the years ended December 31, 2005 and 2004, respectively, of increased cost of revenues for the estimated sale of inventory written up to fair market value under purchase accounting rules and $4.5 million and $13.3 million for the write-off of purchased in-process research and development costs for the years ended December 31, 2005 and 2004, respectively.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005, 2004 AND 2003

Immaterial Acquisitions

During 2005 and 2004, the Company completed other acquisitions that were not material to the overall consolidated financial statements and the results of operations have been included in the accompanying consolidated financial statements from the respective dates of the acquisitions.

The aggregate purchase price of the 2005 acquisitions was $260.6 million, consisting of $256.5 million in cash (including acquisition costs of $1.9 million) and $4.1 million in notes payable. Pursuant to the purchase agreement for one of these acquisitions, the Company could be required to make additional contingent cash payments based on percentages of future gross sales of the acquired company through 2009. The purchase agreement does not limit the payment to a maximum amount. The excess of purchase price over the acquired net tangible assets was $229.9 million at December 31, 2005, of which $67.4 million has been allocated to identifiable intangible assets amortized over a weighted average life of 7 years, $182.6 million has been allocated to goodwill and $4.5 million has been expensed as in-process research and development costs for the year ended December 31, 2005. The Company has recorded a deferred tax liability on the fair value of identifiable intangible assets of $24.6 million.

The aggregate cash purchase price of the 2004 acquisitions was $55.0 million. Pursuant to the purchase agreements for two of these acquisitions, the Company could be required to make additional contingent cash payments based on certain operating results of the acquired companies. As of December 31, 2005, payments aggregating a maximum of $74.3 million based upon percentages of future gross sales of the acquired companies could be required through 2007. Additional payments of $17.1 million based upon the completion of several research and development milestones of one of the acquired companies could be required through 2006. In 2005, $20.7 million and $7.3 million of contingent payments have been earned and paid, respectively, for research and development milestones. During the years ended 2005 and 2004, $9.0 million and $1.2 million, respectively, of contingent payments for operating results have expired. No contingent payments have been earned for operating results to date. The contingent payments have been accounted for as an addition to the respective purchase price of the acquired company. The excess of purchase price over the acquired net tangible assets was $63.4 million at December 31, 2005, of which $31.9 million has been allocated to purchased intangibles which are amortized over a life of 8.6 years, $30.8 million has been allocated to goodwill in the Consolidated Balance Sheets and $0.7 million has been expensed as in-process research and development costs for the year ended December 31, 2004.

Business Consolidation Costs

The Company continues to integrate recent acquisitions into its operations and recorded approximately $1.0 million and $1.3 million in 2005 and 2003, respectively, related to these efforts. The expenses in 2005 relate primarily to the severance of approximately 45 employees and other costs associated with consolidation. The expenses in 2003 relate primarily to a $0.9 million impairment loss on a facility sold in 2004 and other costs associated with consolidation.

3. SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company has two reportable segments: BioDiscovery and BioProduction.

The BioDiscovery product segment includes functional genomics, cell biology and drug discovery product lines. Functional genomics encompasses products from the initial cloning and manipulation of DNA, to

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005, 2004 AND 2003

examining RNA levels and regulating gene expression in cells, to capturing, separating and analyzing proteins. These include the research tools used in reagent and kit form that simplify and improve gene acquisition, gene cloning, gene expression, and gene analysis techniques. This segment also includes a full range of enzymes, nucleic acids, other biochemicals and reagents. These biologics are manufactured to the highest research standards and are matched in a gene specific, validated manner (gene, orf, rnai, protein, antibodies, etc.) to ensure researchers the highest purity and scientific relevance for their experimentation. The Company also offers software that enables more efficient, accelerated analysis and interpretation of genomic, proteomic and other biomolecular data for application in pharmaceutical, therapeutic and diagnostic development. The acquisitions of Zymed, Caltag, Dynal and BioSource will enhance our ability to offer new technology and products, such as antibodies and proteins (Zymed, Caltag and BioSource) and magnetic beads used for biological separation (Dynal), which is the first step in almost every biologic investigative or diagnostic process. See Note 2 of the Notes to Condensed Consolidated Financial Statements.

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

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005, 2004 AND 2003

Segment information for the years ended December 31, is as follows:

(dollars in thousands)	BioDiscovery	BioProduction	Corporate And Unallocated(1)	Total
Year ended December 31, 2005
Revenues from external customers	$736,599	$461,853	$—	$1,198,452

Gross profit	515,984	217,525	(30,287)	703,222

Gross margin	70%	47%		59%
Selling and administrative	241,463	101,651	288	343,402
Research and development	86,779	11,660	860	99,299
Business integration costs and merger-related amortization	—	—	133,325	133,325

Operating income (loss)	$187,742	$104,214	$(164,760)	$127,196

Operating margin	25%	23%		11%

Year ended December 31, 2004
Revenues from external customers	$591,417	$432,434	$—	$1,023,851

Gross profit	415,753	209,993	(17,897)	607,849

Gross margin	70%	49%		59%
Selling and administrative	196,971	94,062	286	291,319
Research and development	62,558	9,694	864	73,116
Business integration costs and merger-related amortization	—	—	107,549	107,549

Operating income (loss)	$156,224	$106,237	$(126,596)	$135,865

Operating margin	26%	25%		13%

Year ended December 31, 2003
Revenues from external customers	$500,501	$277,237	$—	$777,738

Gross profit	339,782	144,852	(15,285)	469,349

Gross margin	68%	52%		60%
Selling and administrative	181,695	61,211	324	243,230
Research and development	46,557	7,702	334	54,593
Business integration costs and merger-related amortization	—	—	82,101	82,101

Operating income (loss)	$111,530	$75,939	$(98,044)	$89,425

Operating margin	22%	27%		11%

(1)	Unallocated items for the years ended December 31, 2005, 2004 and 2003, include costs for purchase accounting inventory revaluations of $30.0 million, $17.6 million and $15.1, amortization of purchased intangibles of $115.3 million, $106.8 million and $79.4 million, amortization of deferred compensation of $1.4 million, $1.5 million and $0.8 million, purchased in-process research and development costs of $17.0 million, $0.7 million and $1.4 million, and business integration costs of $1.0 million, $0 million and $1.3 million, respectively, which are not allocated by management for purposes of analyzing the operations, since they are principally non-cash or other costs resulting primarily from business restructuring or purchase accounting that are separate from ongoing operations.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005, 2004 AND 2003

Geographic Information

Information by geographic area for the years ended December 31, is as follows:

(in thousands)	2005	2004	2003
Product sales to unrelated customers located in:
Americas:
United States	$590,737	$508,482	$398,617
Other Americas	48,508	43,166	33,507

Total Americas	639,245	551,648	432,124
Europe	380,347	298,858	222,862
Asia Pacific	150,225	152,871	110,062
Other Foreign	5,155	2,695	2,020

Total product revenue	$1,174,972	$1,006,072	$767,068

Net long-lived assets located in:
Americas:
United States	$210,061	$169,194	$147,497
Other Americas	754	868	780

Total Americas	210,815	170,062	148,277

Europe:
United Kingdom	26,018	29,747	20,173
Other Europe	20,006	3,724	605

Total Europe	46,024	33,471	20,778

Asia Pacific	20,747	17,690	16,245
Other Foreign	861	970	931

Total net long-lived assets	$278,447	$222,193	$186,231

4. LINES OF CREDIT

As of December 31, 2005, foreign subsidiaries in Australia, Brazil, China, Japan, New Zealand and Norway had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The credit facilities bear interest at fixed rates, the respective bank’s prime rate, the London LIBOR rate, the Norwegian NIBOR rate and the Japan TIBOR rate (a weighted average rate of 2.31% at December 31, 2005). Under these lines of credit, the U.S. dollar equivalent of these facilities totaled $11.4 million, of which $0.5 million was outstanding at December 31, 2005. There are no parent company guarantees associated with these facilities.

As of December 31, 2004, foreign subsidiaries in Australia, Brazil, China, Japan and New Zealand had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The credit facilities bear interest at fixed rates, the respective bank’s prime rate and the Japan TIBOR rate (a weighted average rate of 1.60% at December 31, 2004). Under these lines of credit, the U.S. dollar equivalent of these facilities totaled $8.9 million, of which $1.0 million was outstanding at December 31, 2004. There are no parent company guarantees associated with these facilities.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005, 2004 AND 2003

On April 27, 2005, the Company entered into a secured line of credit that provides up to $250 million in borrowings at LIBOR plus 0.15%. On April 28, 2005, the Company borrowed $124 million to repurchase $125 million of its 2 1/4% convertible subordinated notes due December 15, 2006, for less than par value. On June 20, 2005, the Company sold $350 million of its 3 1/4% Convertible Senior Notes due 2025 (see Note 5) to certain qualified institutional investors at par value. A portion of the proceeds was used to pay down the secured line of credit. The secured credit facility was collateralized by investments and expired on September 30, 2005.

5. LONG-TERM DEBT

Long-term debt consists of the following at December 31:

(in thousands)	2005	2004
3 1/4% Convertible Senior Notes (principal due 2025)	$350,000	$—
1 1/2% Convertible Senior Notes (principal due 2024)	450,000	450,000
2% Convertible Senior Notes (principal due 2023)	350,000	350,000
2 1/4% Convertible Subordinated Notes (principal due 2006)	231,931	500,000
Note payable, due September 30, 2006, interest accruing at an average rate of 4.8%, pledged restricted cash	—	12,584
Loan payable, campus purchase, due and payable prior to December 31, 2005, imputed interest of 2%	—	11,081
Capital leases	1,086	6,424
Other	3,152	1,616

	1,386,169	1,331,705
Less current portion	(234,246)	(12,390)

	$1,151,923	$1,319,315

Maturities of the long-term debt listed above at December 31, 2005, are as follows:

(in thousands)	Gross Maturities	Imputed Interest On Minimum Lease Payments Under Capital Leases	Net Long-Term Debt
Years Ending December 31,
2006	$234,252	$(6)	$234,246
2007	109	(4)	105
2008	108	(4)	104
2009	805	(4)	801
2010	61	(5)	56
Thereafter	1,150,943	(86)	1,150,857

Total	$1,386,278	$(109)	$1,386,169

Convertible Debt

On June 20, 2005, the Company sold 3 1/4% Convertible Senior Notes due 2025 (the 3 1/4% Notes) to certain qualified institutional investors at par value. Including the exercise of the over-allotment option, the total size of the offering was $350 million. After expenses, the net proceeds to Company was $343 million.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005, 2004 AND 2003

Interest is payable on the 3 1/4% Notes semi-annually in arrears beginning December 15, 2005. In addition to the coupon interest of 3.25%, additional interest of 0.225% of the market value of the 3 1/4% Notes may be required to be paid per six-month period beginning June 15, 2011, if the market value of the 3 1/4% Notes during a specified period is 120% or more of the 3 1/4% Notes’ principal value. The 3 1/4% Notes may be redeemed, in whole or in part, at the Company’s option on or after June 15, 2011, at 100% of the principal amount plus any accrued and unpaid interest. In addition, the holders of the 3 1/4% Notes may require the Company to repurchase all or a portion of the 3 1/4% Notes for 100% of the principal amount, plus any accrued and unpaid interest, on June 15, 2011, 2015, and 2020 or upon the occurrence of certain fundamental changes. Prepayment of amounts due under the 3 1/4% Notes will be accelerated in the event of bankruptcy or insolvency, and may be accelerated by the trustee or holders of 25% of the 3 1/4% Notes’ principal value upon default of payment of principal or interest when due for over thirty days, the Company’s default on its conversion or repurchase obligations, failure of the Company to comply with any of its other agreements in the 3 1/4% Notes or indenture, or upon cross-default by the Company or a significant subsidiary for failure to make a payment at maturity or the acceleration of other debt of the Company or a significant subsidiary, in either case exceeding $50 million.

The terms of the 3 1/4% Notes require the Company to settle the par value of the 3 1/4% Notes in cash and deliver shares only for the differential between the stock price on the date of conversion and the base conversion price (initially approximately $98.25 per share).

In February 2004 and August 2003, the Company issued $450.0 million principal amount of 1 1/2% Convertible Senior Notes (the Old 1 1/2% Notes) due February 15, 2024 and $350.0 million principal amount of 2% Convertible Senior Notes (the Old 2% Notes) due August 1, 2023 to certain qualified institutional buyers, respectively. After expenses, the Company received net proceeds of $440.1 million and $340.7 million for the Old 1 1/2% Notes and Old 2% Notes, respectively. Interest on the Old Notes was payable semi-annually on February 15th and 1st and August 15th and 1st, for the Old 1 1/2% Notes and the Old 2% Notes, respectively. In addition to the coupon interest of 1 1/2% and 2%, additional interest of 0.35% of the market value of the Old Notes may have been required to be paid beginning February 15, 2012 and August 1, 2010, if the market value of the Old Notes during specified testing periods was 120% or more of the principle value, for the Old 1 1/2% Notes and the Old 2% Notes, respectively. This contingent interest feature was an embedded derivative with a de minimis value, to which no value had been assigned at issuance of either of the Old Notes or as of December 31, 2005 and 2004. The Old Notes were issued at 100% of principal value, and were convertible shares of common stock at the option of the holder, subject to certain conditions described below, at a price of $102.03 and $68.24 per share for the Old 1 1/2% Notes and Old 2% Notes, respectively. The Old Notes were to be redeemed, in whole or in part, at the Company’s option on or after February 15, 2012 (for the Old 1 1/2% Notes) and August 1, 2010 (for the Old 2% Notes) at 100% of the principal amount. In addition, the holders of the Old Notes may require the Company to repurchase all or a portion of the Old Notes for 100% of the principal amount, plus accrued interest, on three separate dates per their issuance agreement.

The Old Notes also contained restricted convertibility features that did not affect the conversion price of the notes but, instead, placed restrictions on the holder’s ability to convert their notes into shares of the Company’s common stock (conversion shares). Holders were able to convert their Old Notes into shares of the Company’s common stock prior to stated maturity.

During December 2004, the Company offered up to $350.0 million aggregate principal amount of 2% Convertible Senior Notes due 2023 (the New 2% Notes) in a non-cash exchange for any and all outstanding Old 2% Notes, that were validly tendered on that date. Approximately 83% or $290.8 million of the Old 2% Notes was exchanged by their holders for New 2% Notes. In 2005, the Company completed the additional exchange of approximately $22.6 million of the Old 2% Notes with their holders for the New 2% Notes.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005, 2004 AND 2003

During December 2004, the Company offered up to $450.0 million aggregate principal amount of 1 1/2% Convertible Senior Notes due 2024 (the New 1 1/2% Notes) in a non-cash exchange for any and all outstanding Old 1 1/2% Notes, that were validly tendered on that date. Approximately 91% or $412.1 million of the Old 1 1/2% Notes were exchanged by their holders for New 1 1/2% Notes. In 2005, the Company completed the additional exchange of approximately $1.0 million of the Old 1 1/2% Notes with their holders for the New 1 1/2% Notes.

The New 2% Notes and New 1 1/2% Notes (collectively the New Notes) carry the same rights and attributes as the Old 2% Notes and Old 1 1/2% Notes (collectively the Old Notes) except for the following: the terms of the New Notes require the Company to settle the par value of such notes in cash and deliver shares only for the differential between the stock price on the date of conversion and the base conversion price (initially approximately $68.24 for New 2% Notes and $102.03 for the New 1 1/2% Notes). As such, EITF 90-19 and 04-8 required the Company to use the treasury stock equivalent method to calculate diluted earnings per share, as if the New Notes were outstanding since date of issuance, the date the Old Notes were issued.

In December 2001, the Company issued $500 million principal amount of 2 1/4% Convertible Subordinated Notes (the 2 1/4% Notes) due December 15, 2006 to certain qualified institutional buyers. After expenses, the Company received net proceeds of $487.1 million. Interest on the 2 1/4% Notes is payable semi-annually on June 15th and December 15th. The 2 1/4% Notes were issued at 100% of principal value, and are convertible into 5.8 million shares of common stock at the option of the holder at any time at a price of $86.10 per share. The 2 1/4% Notes may be redeemed, in whole or in part, at the Company’s option on or after December 20, 2005 at 100% of the principal amount.

Costs incurred to issue the convertible notes totaled $7.6 million for the 3 1/4% Notes, $9.3 million for the Old 1 1/2% Notes, $9.3 million for the Old 2% Notes, and $13.0 million for the 2 1/4% Notes. Finance costs (excluding legal and accounting fees) incurred to conduct the exchange of the Old Notes totaled $1.8 million ($0.8 million related to the Old 2% Notes and $1.0 million related to the Old 1 1/2% Notes). These costs have been deferred and included in other assets in the Consolidated Balance Sheets and amortized over the terms of the respective debt using the effective interest method. At December 31, 2005 and 2004, the unamortized balances of the issuance costs were $27.4 million and $24.7 million, respectively.

The 2 1/4% Notes are subordinate to substantially all of the current and future outstanding debt of the Company, including all of its secured debt and all debts and liabilities of our subsidiaries. The 2 1/4% Notes are not subordinate to amounts the Company owes for employee compensation, goods or services purchased or to amounts the Company may owe to its subsidiaries.

In the event of a change of control of the Company, the holders of the 3 1/4% Notes, Old Notes, New Notes and the 2 1/4% Notes each have the right to require the Company to repurchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of the notes plus all accrued and unpaid interest.

Repurchase and Redemption of Convertible Debt

During the year ended December 31, 2005, the Company used a portion of the proceeds from the issuance of the 3 1/4% Notes to repurchase $268 million of its 2 1/4% Convertible Subordinated Notes due 2006, for less than par value. The Company recorded a gain of $3.7 million on the repurchase and a loss of $4.8 million related to the write-off of unamortized deferred financing costs during the year ended December 31, 2005.

During the year ended December 31, 2004, the Company used a portion of the proceeds from the issuance of the Old 1 1/2% Notes to redeem its 5 1/2% Convertible Subordinated Notes due 2007, at the stated premium of

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005, 2004 AND 2003

102.357 plus accrued interest through the date of redemption, which was during March 2004. The Company recorded a loss of $4.1 million for the call premium payment and a loss of $2.7 million related to the write-off of unamortized deferred financing costs during the year ended December 31, 2004.

6. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain equipment and its office and manufacturing facilities under operating leases, which expire through December 2048. Certain rental commitments provide for escalating rental payments and certain commitments have renewal options extending through various years. Rent expense under operating leases was $23.4 million, $17.9 million and $10.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. Sublease income totaled $1.0 million, $0.7 million and $0.1 million for the years ending December 31, 2005, 2004 and 2003, respectively.

Future minimum lease commitments and sublease rentals for operating leases at December 31, 2005 are as follows:

(in thousands)	Lease Commitments	Sublease Rentals	Net
Years Ending December 31,
2006	$22,701	$(1,064)	$21,637
2007	18,434	(803)	17,631
2008	16,842	(778)	16,064
2009	13,408	(802)	12,606
2010	10,630	(678)	9,952
Thereafter	38,714	(1,153)	37,561

	$120,729	$(5,278)	$115,451

In connection with its acquisition of InforMax in December 2002 and BioReliance in February 2004, the Company recorded unfavorable lease liabilities associated with its remaining leases, which are incorporated into the schedule above. Total unfavorable lease liability for InforMax at December 31, 2005 and 2004 was $1.3 million and $5.3 million, including $0.6 million and $0.3 million classified in accrued expenses and other current liabilities and $0.7 million and $5.0 million classified in long-term obligations, deferred credits and reserves on the Consolidated Balance Sheets, respectively. Total unfavorable lease liability for BioReliance at December 31, 2005 and 2004 was $1.3 million and $1.2 million, including $0.2 million and $0.2 million classified in accrued expenses and other current liabilities and $1.1 million and $1.0 million classified in long-term obligations, deferred credits and reserves on the Consolidated Balance Sheets, respectively.

Licensing and Purchasing Agreements

The Company develops, manufactures and sells certain products under several licensing and purchasing agreements. The licensing agreements require royalty payments based upon various percentages of sales or profits from the products. Terms of the licensing agreements generally range from the remaining life of the patent up to twenty years and initial costs are amortized over periods from seven to ten years, not to exceed their terms, using the straight-line method. Total royalty expense under agreements were $30.8 million, $27.1 million and $25.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Company also has purchase agreements, which expire on various dates through 2010, under which it is obligated to purchase a minimum amount of raw materials and finished goods each year through the expiration of the contracts and

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005, 2004 AND 2003

certain capital expenditure commitments. Purchases under these contracts and capital commitments totaled $6.7 million in 2005, $12.5 million in 2004 and $10.9 million in 2003.

To maintain exclusivity, certain of the licensing agreements require guaranteed minimum annual royalty payments. Future minimum guaranteed royalties and unconditional purchase obligations at December 31, 2005, are as follows:

(in thousands)
Years Ending December 31, 2006	$9,148
2007	7,435
2008	2,253
2009	2,218
2010	2,136
Thereafter	1,567

$24,757

Letters of Credit

The Company had outstanding letters of credit totaling $9.3 million at December 31, 2005, of which $4.8 million was to support liabilities associated with the Company’s self-insured worker’s compensation programs and $4.5 million was to support its building lease requirements. These liabilities are reflected in other current liabilities and long-term deferred credits and reserves in the Consolidated Balance Sheets at December 31, 2005.

Executive Employment Agreements

The Company has employment contracts with key executives that provide for the continuation of salary if terminated for reasons other than cause, as defined in those agreements. At December 31, 2005, future employment contract commitments for such key executives were approximately $6.2 million, $2.5 million and $0.2 million for the fiscal years ending December 31, 2006, 2007 and 2008, respectively.

Contingent Acquisition Obligations

Pursuant to the purchase agreement for one of the 2005 acquisitions, the Company could be required to make additional contingent cash payments based on percentages of future gross sales of the acquired company through 2009. The purchase agreement does not limit the payment to a maximum amount. The Company will account for any such contingent payments as an addition to the purchase price of the acquired company. No contingent payments have been earned for operating results as of December 31, 2005.

Pursuant to the purchase agreements for certain 2004 and 2003 acquisitions, the Company could be required to make additional contingent cash payments based on the achievement of certain operating results of the acquired companies. Payments aggregating a maximum of $78.3 million based upon certain percentages of future gross sales of the acquired companies could be required through 2007. Additional payments of $17.1 million could be required of the Company based upon the achievement of certain research and development milestones through the second quarter of fiscal year 2006. In 2005, $20.7 million and $7.3 million of contingent payments have been earned and paid, respectively, for research and development milestones. During the years ended 2005 and 2004, $9.0 million and $1.2 million, respectively, of contingent payments for operating results have expired. No contingent payments have been earned for operating results to date. The payments have been accounted for as an addition to the purchase price of the acquired company.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005, 2004 AND 2003

Environmental Liabilities

The Company assumed certain environmental exposures as a result of the merger with Dexter Corporation in 2000 and recorded reserves to cover estimated environmental clean-up costs. The environmental reserves, which are not discounted, were $7.8 million at December 31, 2005, and include current reserves of $0.8 million, which are estimated to be paid during the next year, and long-term reserves of $7.0 million. In addition, the Company has an insurance policy to cover these assumed environmental exposures. Based upon currently available information, the Company believes that it has adequately provided for these environmental exposures and that the outcome of these matters will not have a material adverse effect on its consolidated results of operations.

Intellectual Properties

The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including protection of its owned and licensed intellectual property. The Company accrues for such contingencies when it is probable that a liability is incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. Specific contingent liabilities for royalty obligations related to acquired businesses have been recorded on the Company’s consolidated financial statements at December 31, 2005.

Litigation

The Company is subject to other potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted. These matters have arisen in the ordinary course and conduct of the Company’s business, as well as through acquisitions, and some are expected to be covered, at least partly, by insurance. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters, which are pending or may be asserted, could be decided unfavorably to the Company. Although the amount of liability at December 31, 2005, with respect to these matters cannot be ascertained, the Company believes that any resulting liability should not materially affect the Company’s consolidated financial statements.

7. INCOME TAXES

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows for the years ended December 31:

	2005	2004	2003
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income tax	2.2	0.4	(0.3)
Foreign earnings taxed at non-U.S. rates	(4.8)	(6.2)	(2.8)
Repatriation of dividends qualifying for AJCA benefit, net of related benefits	(11.7)	—	—
Repatriation of other foreign earnings, net of related benefits	1.5	1.2	1.6
In-process research & development	2.9	—	—
Research tax credits	(1.7)	(3.5)	(2.4)
Other	0.6	(0.1)	(2.5)

Effective income tax rate	24.0%	26.8%	28.6%

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005, 2004 AND 2003

Pretax income summarized by region for the years ended December 31 is as follows:

	2005	2004	2003
(in thousands)
United States	$112,191	$30,993	$2,328
Foreign	61,639	90,383	82,740

	$173,830	$121,376	$85,068

The income tax provision (benefit) consists of the following for the years ended December 31:

	2005	2004	2003
(in thousands)
Current:
Federal	$61,157	$31,918	$19,124
State	7,276	5,214	3,948
Foreign	28,562	21,109	27,306

Total current provision	96,995	58,241	50,378

Deferred:
Federal	(40,917)	(18,906)	(21,106)
State	(2,421)	(5,634)	(4,182)
Foreign	(11,873)	(1,150)	(761)

Total deferred benefit	(55,211)	(25,690)	(26,049)

Total provision	$41,784	$32,551	$24,329

Significant components of The Company’s deferred tax assets and liabilities are comprised of the following at December 31:

	2005	2004
(in thousands)
Deferred tax assets:
Tax loss and other carryforwards	$39,584	$18,054
Inventory adjustments	16,908	16,112
Accruals and reserves	24,015	16,615
Postretirement obligations	15,985	13,415
Fixed assets	4,746	—
Other comprehensive income	1,060	6,438

Total gross deferred tax assets	102,298	70,634
Less valuation allowance	(29,590)	(5,065)

Total net deferred tax assets	72,708	65,569
Deferred tax liabilities:
Acquired intangibles	(139,751)	(134,523)
Undistributed earnings of acquired companies	—	(34,233)
Convertible debt	(35,368)	(16,778)
Fixed assets	—	(834)

Total deferred tax liabilities	(175,119)	(186,368)

Net deferred tax liabilities	$(102,411)	$(120,799)

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005, 2004 AND 2003

On October 22, 2004 the American Jobs Creation Act (“AJCA”) was enacted. The AJCA included a one-time opportunity that allowed US based multinational corporations to repatriate foreign earnings at a reduced rate of tax. Subject to meeting certain conditions and restrictions, 85% of qualifying repatriated foreign earnings, as defined by the AJCA, could be excluded from US taxable income. In the fourth quarter of 2005 the Company commenced liquidation of certain acquired foreign subsidiaries, repatriated approximately $112.5 million of related qualified foreign earnings, and recorded a tax benefit of approximately $20.4 million. The tax benefit resulted primarily from the reduction of deferred tax liabilities previously recorded for the undistributed earnings of the acquired companies.

Income taxes have not been provided on approximately $153.3 million of undistributed earnings of foreign subsidiaries at December 31, 2005. The Company only remits current earnings that can be repatriated without a material impact on the provision for income taxes and are considered to be in excess of the reasonably anticipated working capital needs of the foreign subsidiaries. Any remaining undistributed earnings are considered permanently invested in the operations of such subsidiaries. It is not practical to determine the amount of income tax payable in the event we repatriated all undistributed foreign earnings.

The tax benefit associated with employee stock plans reduced taxes payable by $19.7 million, $17.0 million, and $11.7 million for 2005, 2004 and 2003, respectively. These benefits have been reflected as additional paid-in-capital in the accompanying Consolidated Statements of Stockholders’ Equity.

At December 31, 2005, the Company had net operating losses of $4.4 million and credit carryforwards of $0.8 million from certain U.S. entities that will begin to expire primarily in 2022 and 2017, respectively.

The valuation allowance recorded against the Company’s deferred tax assets increased primarily due to net operating losses and credit carryovers acquired by the Company through acquisitions completed in 2005. Since the acquired net operating losses and credit carryovers have a likelihood of not being realized, a valuation allowance was recorded against these deferred tax assets. If, and when, the net operating losses and credit carryovers are realized, the benefit will reduce goodwill.

During 2005, the IRS performed an audit of the Company’s 2002 and 2003 consolidated U.S. federal income tax returns. While the audit is not complete, the Company believes that any additional tax liability that may result from this audit and for all years still subject to audit will not have a material effect on the financial position of the Company.

Subsequent to year end, the Company has decided to pursue a bilateral Advanced Pricing Agreement (“APA”) between the U.S. and Japan. The intention of the APA process is to help the company avoid double-taxation on intercompany sales between the U.S. and its related Japanese subsidiary. The expected outcome of the APA process will be to significantly mitigate tax risks associated with certain transfer pricing issues.

8. COMMON STOCK, PREFERRED STOCK AND PREFERRED STOCK PURCHASE RIGHTS PLAN

Common Stock Authorized Shares

The Company has authorized 125 million shares of common stock.

Preferred Stock Authorized Shares

The Company has authorized 6,405,884 shares of preferred stock of which no shares were outstanding at December 31, 2005 and 2004. Upon issuance, the Company has the ability to define the terms of the preferred shares, including voting rights, liquidation preferences, conversion and redemption provisions and dividend rates.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005, 2004 AND 2003

Preferred Stock Purchase Rights Plan

The Company has a Preferred Stock Purchase Rights Plan under which stockholders received one “right” to purchase one one-hundredth of a share of Series B Preferred Stock for each outstanding share of common stock held of record at the close of business on March 30, 2001. The rights, which will initially trade with the common stock, become exercisable to purchase one one-hundredth of a share of Series B Preferred Stock, at $250.00 per right, when a person acquires 15% or more of the Company’s common stock or announces a tender offer which could result in such person owning 15% or more of the common stock. Each one one-hundredth of a share of Series B Preferred Stock has terms designed to make it substantially the economic equivalent of one share of common stock. Prior to a person acquiring 15%, the rights can be redeemed for $0.001 each by action of the Board of Directors. Under certain circumstances, if a person acquires 15% or more of the common stock, the rights permit the Company stockholders other than the acquirer to purchase the Company’s common stock having a market value of twice the exercise price of the rights, in lieu of the Series B Preferred Stock. In addition, in the event of certain business combinations, the rights permit purchase of the common stock of an acquirer at a 50% discount. Rights held by the acquirer will become null and void in both cases. The rights expire on April 1, 2011. The rights distribution will not be taxable to stockholders.

Stock Repurchase Program

During 2005, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of common stock not to exceed $50.0 million. The Company repurchased 500,000 shares of common stock at a total cost of approximately $42.8 million during the year ended December 31, 2005, which is reported as a reduction in stockholders’ equity as treasury stock.

During 2002, the Company’s Board of Directors authorized the repurchase of up to $300.0 million of common stock over a three-year period which expired in July 2005. During the years ended December 31, 2004 and 2002, the Company repurchased 1.6 million and 3.3 million shares, respectively, of common stock at a total cost of $81.3 million and $100.0 million, respectively, which have been reported as reductions in stockholders’ equity as treasury stock.

9. EMPLOYEE BENEFIT PLANS

401(k) Profit Sharing Plans

The Company’s 401(k) Savings and Investment Plan allows each eligible employee to voluntarily make pre-tax deferred salary contributions subject to regulatory and plan limitations. The Company may make matching contributions in amounts as determined by the Board of Directors. The Company made matching contributions of $2.2 million, $2.3 million and $1.9 million for the years ended December 31, 2005, 2004 and 2003, respectively, to this plan.

In 2005, the Company assumed four other 401(k) retirement plans through its business combinations and made matching contributions of $0.2 million to these plans for the year ended December 31, 2005. The Company intends to merge the assets of these plans with those of the Company’s 401(k) Savings and Investment Plan in 2006. Upon approval of the plan terminations from the IRS, participants may elect to receive a cash distribution or roll their assets into a qualified employer plan or retirement account. Those who remained employees of the Company may elect to roll their assets into the Company’s 401(k) Savings and Investment Plan.

In 2004, the Company assumed one other 401(k) retirement plan through its business combinations and made matching contributions of $0.7 million to this plan for the years ended December 31, 2005 and 2004. The

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005, 2004 AND 2003

Company merged the assets of this plan with those of the Company’s 401(k) Savings and Investment Plan in 2005. Upon termination of the plan, participants were eligible to receive a cash distribution or roll their assets into a qualified employer plan or retirement account. Those who remained employees of the Company were eligible to roll their assets into the Company’s 401(k) Savings and Investment Plan.

Pension Plans

The Company has a qualified pension plan (“defined benefit”) for substantially all United States employees that were employed by Life Technologies prior to its acquisition by the Company in September 2000. The Company’s policy is to deposit with an independent trustee amounts as are necessary on an actuarial basis to provide for benefits in accordance with the requirements of the Employee Retirement Income Security Act and any other applicable Federal laws and regulations. The U.S. pension plan provides benefits that are generally based upon a percentage of the employee’s highest average compensation in any consecutive five-year period in the ten years before retirement. The Company froze this plan effective December 31, 2001. The Company will continue to administer the plan but benefits will no longer accrue.

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

The Company also administers the Dexter Postretirement Health and Benefit Program (the Dexter PRMB Plan), which provides benefits to certain participants who are not employees of the Company but were employees of Dexter prior to the sale of their businesses and prior to the Company’s merger with Dexter.

In 2005, the Company assumed one defined benefit plan (the Norway Plan) in conjunction with its acquisition of Dynal. The Norway Plan is currently active and open to new employees and provides benefits based upon the employee’s highest average base compensation and number of years of service. For the year ended December 31, 2005, the addition of the Norway Plan increased the Company’s net periodic pension cost by $1.6 million. At December 31, 2005, the Company had $2.5 million in accrued benefit liabilities, all of which was classified as pension liabilities on the Consolidated Balance Sheets.

The retirement benefits for most employees of non-U.S. operations are generally provided by government sponsored or insured programs and, in certain countries, by defined benefit plans. The Company has defined benefit plans for United Kingdom (U.K.) and Japan employees. The Company’s policy with respect to its U.K. pension plan is to fund amounts as are necessary on an actuarial basis to provide for benefits under the pension plan in accordance with local laws and income tax regulations. The U.K. pension plan provides benefits based upon the employee’s highest average base compensation over three consecutive years. The Japan pension plan provides benefits based upon the employee’s average base compensation and is an unfunded plan.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005, 2004 AND 2003

The funded status of the Company’s pension plans and amounts recognized at December 31, 2005 and 2004 were as follows:

	Domestic Plans		Foreign Plans
(in thousands)	2005	2004	2005	2004
Change in Benefit Obligation:
Benefit obligation at beginning of year	$58,784	$55,185	$36,172	$26,536
Service cost	—	—	4,023	2,135
Interest cost	3,284	3,268	2,548	1,560
Plan participants’ contributions	93	108	480	449
Actuarial (gain) loss	(328)	2,614	6,344	3,821
Acquisition	—	—	10,929	—
Benefits paid	(2,450)	(2,391)	(41)	—
Settlements	—	—	(818)	(758)
Foreign currency exchange rate changes	—	—	(5,352)	2,429

Benefit obligation at end of year	59,383	58,784	54,285	36,172

Change in Plan Assets:
Fair value of plan assets at beginning of year	65,254	56,822	21,555	16,969
Actual return on plan assets	5,591	7,830	3,572	1,662
Acquisition	—	—	5,813	—
Employer contributions	1,029	2,972	2,339	1,686
Plan participants’ contributions	93	108	480	449
Benefits and administrative expenses paid	(2,481)	(2,478)	(41)	—
Settlements	—	—	(818)	(758)
Net asset transfer to Invitrogen	(23,454)	—	—	—
Foreign currency exchange rate changes	—	—	(3,005)	1,547

Fair value of plan assets at end of year	46,032	65,254	29,895	21,555

Funded status	(13,351)	6,470	(24,390)	(14,617)
Unrecognized actuarial loss	25,379	27,573	14,244	10,714
Unrecognized prior service cost	1,964	2,204	—	—

Net amount recognized	$13,992	$36,247	$(10,146)	$(3,903)

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Prepaid benefit cost	$12,914	$35,399	$—	$—
Accrued benefit liability	(13,332)	(14,382)	(11,500)	(3,903)
Accumulated other comprehensive loss	14,410	15,230	1,354	—

Net amount recognized	$13,992	$36,247	$(10,146)	$(3,903)

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005, 2004 AND 2003

The weighted average assumptions used in accounting for the pension plans for the years ended December 31, 2005 and 2004 are as follows:

	Domestic Plans		Foreign Plans
	2005	2004	2005	2004
Discount rate	5.50%-5.75%	5.75%	2.00%-5.00%	2.00%-5.50%
Expected return on plan assets	8.25%	8.25%	6.00%-8.00%	8.00%
Rate of compensation increase	—	—	4.00%-5.00%	5.00%

The Company uses an actuarial measurement date of January 1 of the current year to determine pension and other postretirement benefit measurements as of December 31 of the current year. The discount rate is the estimated rate at which the obligation for pension benefits could effectively be settled. The expected return on plan assets reflects the average rate of earnings that the Company estimates will be generated on the assets of the plans. The rate of compensation increase reflects the Company’s best estimate of the future compensation levels of the individual employees covered by the plans. When calculating pension expense for 2005, the Company assumed that its plan’s assets would generate a long-term rate of return of 6.00%-8.25%. The Company develops its expected long-term rate of return assumption based on historical experience and by evaluating input from the trustee managing the plan assets, including the trustee’s review of asset class return expectations by several consultants and economists as well as long-term inflation assumptions. The Company’s expected long-term rate of return on plan assets is based on a target allocation of assets that was set so as to earn the highest rate of return while maintaining risk at acceptable levels. The plan strives to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio.

The assumed health care cost trend rates on the Dexter PRMB Plan at December 31, 2005 are as follows:

	Medical	Dental
Health care cost trend rate assumed for next year	8.00%	5.00%
Rate to which the cost trend rate is assumed to decline	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2011	—

Assumed health care cost trend rates have a significant effect on the amounts reported for the Dexter PRMB Plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1% increase	1% decrease
(in thousands)
Effect on interest cost plus service cost	$41	$(36)
Effect on postretirement benefit obligation	771	(676)

The components of net periodic pension cost for the Company’s pension plans for the years ended December 31, 2005, 2004 and 2003 are as follows:

	Domestic Plans
(in thousands)	2005	2004	2003
Service cost	$79	$—	$—
Interest cost	3,284	3,268	3,163
Expected return on plan assets	(5,325)	(4,493)	(3,519)
Amortization of prior service cost	239	239	239
Amortization of actuarial loss	1,553	1,848	2,450

Net periodic pension cost (income)	$(170)	$862	$2,333

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005, 2004 AND 2003

	Foreign Plans
(in thousands)	2005	2004	2003
Service cost	$4,023	$2,135	$1,748
Interest cost	2,548	1,560	1,208
Expected return on plan assets	(2,126)	(1,619)	(1,277)
Amortization of actuarial loss	620	61	2

Net periodic pension cost	$5,065	$2,137	$1,681

The Dexter PRMB Plan is a frozen plan. Net periodic pension income (cost) for this plan was $1.0 million, $0.4 million and $(0.5) million for the years ended December 31, 2005, 2004 and 2003, respectively. Net periodic pension (cost) income for this plan is included in other income, net, in the Consolidated Statements of Income.

The total increase (decrease) in minimum liability included in other comprehensive income for all plans was $0.6 million and $(0.2) million for the years ended December 31, 2005 and 2004, respectively.

The projected benefit obligations, accumulated benefit obligations and fair values of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2005 and 2004 were as follows:

	Domestic Plans		Foreign Plans
(in thousands)	2005	2004	2005	2004
Projected benefit obligation	$52,346	$51,123	$54,285	$2,660
Accumulated benefit obligation	52,346	51,123	36,110	1,185
Fair value of plan assets	39,013	36,741	29,895	—

The weighted average asset allocations at December 31, 2005 and 2004, by asset category, for the Company’s domestic funded plans are as follows:

	Domestic Plan		Dexter PRMB Plan
	2005	2004	2005	2004
Equity securities	72%	71%	75%	73%
Debt securities	28%	29%	25%	27%

Total	100%	100%	100%	100%

The weighted average asset allocations at December 31, 2005 and 2004, by asset category, for the Company’s foreign funded plans are as follows:

	Foreign Pension Plans(1)
	2005	2004
Debt securities	49%	47%
Equity securities	45%	39%
Real estate securities	2%	9%
Other	4%	5%

Total	100%	100%

(1)	Foreign funded plans include the UK and Norway pension plans for 2005 and the UK pension plan for 2004.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005, 2004 AND 2003

Plan assets are invested using active investment strategies that employ multiple investment funds. Funds cover a range of investment styles and approaches and are combined in a way to achieve a target allocation across capitalization, and style biases (equities), and interest rate expectations (fixed income). Risk is controlled through diversification among multiple asset classes, fund managers, styles, and securities. The Company’s management and an investment advisor monitor performance against benchmark indices.

Benefit payments are expected to be paid as follows:

(in thousands)	Domestic Plans	Foreign Plans
Years Ending December 31,
2006	$2,233	$230
2007	2,331	191
2008	2,371	361
2009	2,525	457
2010	2,665	480
Thereafter	15,334	5,250

Total	$27,459	$6,969

The Company’s policy is to fund its benefit plans in accordance with applicable IRS laws and requirements.

Contributions to the Company’s benefit plans, with the exception of the domestic pension plan and Dexter PRMB Plan, are expected to be $4.0 million for the year ended December 31, 2006. The Company does not expect to contribute to its Dexter PRMB Plan in 2006 as it is fully funded. Contribution to the Company’s domestic pension plan in 2006, if any, will be determined later in the year.

10. EMPLOYEE STOCK PLANS

Employee Stock Purchase Plan

The Company has a qualified employee stock purchase plan whereby eligible employees may elect to withhold up to 15% of their compensation to purchase shares of the Company’s stock on a quarterly basis at a discounted price equal to 85% of the lower of the employee’s offering price or the closing price of the stock on the date of purchase. During the years ended December 31, 2005, 2004 and 2003, employees purchased 229,873, 343,178 and 166,204 shares at an average price of $47.33, $28.00 and $24.53 per share, respectively. As of December 31, 2005, there were 244,599 shares of the Company’s common stock reserved for future issuance under the plan.

Restricted Stock Awards

During the years ending December 31, 2004 and 2003, the Company issued 20,000 and 155,000 shares of restricted stock awards, respectively, with a combined weighted average grant date fair value of $52.02 per share ($72.77 for issuances during 2004 and $49.34 for issuances during 2003) to certain executive officers and key employees. The awards generally vest over four years. The deferred compensation for these restricted stock awards is based on the number of shares granted multiplied by the fair market value of the stock on the date of grant and then amortized as stock-based compensation expense over the vesting period of the restricted stock. For the years ended December 31, 2005 and 2004, the Company recognized $2.2 million in stock-based compensation expense related to these awards. At December 31, 2005, there was $3.3 million remaining in unamortized deferred compensation. The estimated amortization expense of the deferred compensation on the restricted stock awards as of December 31, 2005, is $2.0 million and $1.3 million for 2006 and 2007.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005, 2004 AND 2003

Restricted Stock Units

During the year ending December 31, 2004, the Company’s shareholders approved the 2004 Invitrogen Equity Incentive Plan (the 2004 Plan) which allows granting of restricted stock units. These units represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. No monetary payment is required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. A restricted stock unit is counted against the 2004 Plan share reserve on a 1.6 shares for each share of common stock basis. During the year ending December 31, 2005, a total of 113,042 restricted stock units were granted.

The restricted stock units generally vest over three to four years. The deferred compensation for these restricted stock units is based on the number of shares granted multiplied by the fair market value of the stock on the date of grant and then amortized as stock-based compensation expense over the vesting period of the restricted stock. For the year ended December 31, 2005, the Company recognized $3.6 million in stock-based compensation expense related to these restricted unit awards. At December 31, 2005, there was $10.6 million remaining in unamortized deferred compensation. The estimated amortization expense of the deferred compensation on the restricted stock unit awards as of December 31, 2005, is $4.8 million, $3.9 million and $1.5 million for 2006, 2007 and 2008.

Deferred Stock Awards

The 2004 Plan also provides that certain participants who are executives or members of a select group of highly compensated employees may elect to receive, in lieu of payment in cash or stock of all or any portion of such participant’s cash and/or stock compensation, an award of deferred stock units. A participant electing to receive deferred stock units will be granted automatically, on the effective date of such deferral election, deferred stock unit award for a number of stock units equal to the amount of the deferred compensation divided by an amount equal to the fair market value of a share of the Company’s common stock on the date of grant. During the years ending December 31, 2005 and 2004, only one participant in each of the years elected to receive deferred stock unit awards, representing the issuance of 760 shares and 606 shares, respectively, of common stock to be received in the future. The 2004 Plan is authorized to grant up to 100,000 shares of common stock as deferred stock units.

Employee Stock Option Plans

The Company has ten stock option plans: the 1995, 1997, 2000, 2001, 2002 and 2004 Invitrogen Corporation stock option plans, the 1996 and 1998 NOVEX Stock Option/Stock Issuance Plans, the Life Technologies 1995 and 1997 Long-Term Incentive Plans. Under these plans, incentive stock options and non-qualified stock options are granted to eligible employees and directors to purchase shares of the Company’s common stock at an exercise price equal to no less than the fair market value of such stock on the date of grant. The Company recognizes deferred compensation expense for the difference between the exercise price and the fair market value of the common stock on the date of grant. The Company recognizes deferred compensation for the intrinsic value of the unvested stock options assumed in the Molecular Probes and Life Technologies business combinations. Deferred compensation is amortized to stock-based compensation expense over the vesting period of the stock option. During the years ended December 31, 2005, 2004 and 2003, the Company recognized $1.4 million, $1.5 million and $0.8 million, respectively, in stock-based compensation expense related to stock options. At December 31, 2005, there was $0.7 million remaining in unamortized deferred compensation. The

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005, 2004 AND 2003

estimated amortization expense of the deferred compensation on the unvested stock options assumed in the Molecular Probes business combination as of December 31, 2005 is $0.7 million for 2006.

2004 Equity Incentive Plan

During 2004, the Company’s shareholders approved the 2004 Plan, which replaced the Company’s 1997, 2000, 2001 and 2002 stock option plans (collectively, the Prior Plans). Upon approval of the 2004 Plan, all Prior Plans were frozen and a total of 5.7 million shares of the Company’s common stock were reserved for granting of new awards under the 2004 Plan. The 2004 Plan share reserve includes all options and other awards that the Company has granted that are still outstanding under the Prior Plans as of December 31, 2005.

The 2004 Plan permits the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and deferred stock awards. Shares of the Company’s common stock granted under the 2004 Plan in the form of stock options or stock appreciation rights are counted against the 2004 Plan share reserve on a one for one basis. Shares of the Company’s common stock granted under the 2004 Plan as an award other than as an option or as a stock appreciation right are counted against the 2004 Plan share reserve on a 1.6 shares for each share of common stock basis.

Pursuant to an employment agreement entered in May 2003, the Company granted an option to purchase 675,000 shares of the Company’s common stock to its Chief Executive Officer. The option price was determined based on the fair market value of the common stock on the date of grant. This option grant is not included in any of the Company’s option plans discussed above.

All stock option plans, except the 2004 Plan, have been frozen and grants will no longer be made from the frozen plans. The Company may issue up to 10.8 million shares of stock under these plans, of which 7.4 million were granted and outstanding and 3.4 million were available for future grants at December 31, 2005. Options generally vest over a period of time ranging up to four years, are exercisable in whole or in installments, and expire ten years from the date of grant.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005, 2004 AND 2003

A summary of the status of the Company’s stock option plans at December 31, 2003, 2004 and 2005 and changes during the periods then ended is presented in the tables below:

(in thousands, except per share data)	Options and Restricted Stock Units	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2002	6,289	$45.89
Granted	2,563	$50.86
Options assumed through business combination	414	$7.84
Exercised	(1,106)	$28.58
Canceled	(499)	$51.12

Outstanding at December 31, 2003	7,661	$47.65
Granted	2,377	$63.29
Exercised	(1,316)	$39.27
Canceled	(870)	$55.50

Outstanding at December 31, 2004	7,852	$53.45
Granted	1,661	$63.01
Exercised	(1,692)	$50.24
Canceled	(466)	$56.98

Outstanding at December 31, 2005	7,355	$55.28

At December 31, 2005:

	Options and Restricted Stock Units Outstanding			Options and Restricted Stock Units Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$ 0.00-$ 8.63	472	7.4	$1.58	56	$4.38
$12.00-$29.83	167	4.9	$24.94	128	$24.10
$30.08-$38.19	1,399	7.0	$35.61	899	$35.62
$45.64-$59.88	919	7.1	$54.90	525	$55.08
$60.00-$69.96	2,628	8.4	$64.11	669	$63.98
$70.00-$95.75	1,770	7.8	$75.08	730	$72.87

$ 0.00-$95.75	7,355	7.7	$55.28	3,007	$53.31

11. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information for the years ended December 31, 2005, 2004 and 2003 is as follows:

(in thousands)	2005	2004	2003
Cash paid for interest	$27,231	$26,166	$21,277

Cash paid for income taxes	$62,071	$47,431	$51,923

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005, 2004 AND 2003

12. QUARTERLY FINANCIAL DATA (unaudited)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005(1)
Revenue	$277,081	$306,456	$289,639	$325,276
Gross profit	170,659	178,046	173,124	181,393
Net income(3)	47,074	11,511	23,867	49,594
Earnings per common share(3):
Basic	$0.91	$0.22	$0.45	$0.94
Diluted	$0.82	$0.21	$0.42	$0.87
2004(2)
Revenue	$251,324	$253,964	$256,328	$262,235
Gross profit	141,985	146,033	157,205	162,626
Net income	10,509	19,689	28,163	30,464
Earnings per common share:
Basic	$0.20	$0.38	$0.54	$0.60
Diluted	$0.19	$0.36	$0.51	$0.55

(1)	2005 includes the results of operations of Dynal Biotech Holding AS as of April 1, 2005, the date of the acquisition, and affects the comparability of the Quarterly Financial Data. During 2005, the Company also completed other acquisitions that were not material and their results of operations have been included in the accompanying consolidated financial statements from their respective dates of acquisition. See Note 2.
(2)	2004 includes the results of operations of BioReliance Corporation as of February 6, 2004, the date of the acquisition, and affects the comparability of the Quarterly Financial Data. During 2004, the Company also completed other acquisitions that were not material and their results of operations have been included in the accompanying consolidated financial statements from their respective dates of acquisition. See Note 2.
(3)	A deferred income tax benefit of $3.4 million was incorrectly provided in the second quarter on amounts expensed as in-process research and development related to various acquisitions. As a result, the above quarterly financial data has been corrected to eliminate the tax benefit originally provided.

13. SUBSEQUENT EVENTS

On January 9, 2006, the Company completed entering into a syndicated $250 million senior secured credit facility (the Credit Facility) with Bank of America, N.A. Amounts borrowed under the Credit Facility are secured by substantially all of the assets of the Company, including equity interests in certain of the Company’s subsidiaries. Additionally, the Credit Facility is guaranteed by certain subsidiaries of the Company. Interest rates on outstanding borrowings are determined by reference to LIBOR or to an alternate base rate, with margins determined based on changes in the Company’s leverage ratio. Under the terms of the Credit Facility, the Company may request that the aggregate amount available be increased by $100 million of additional financing, subject to certain conditions having been met, including the availability of additional lender commitments. The Credit Facility contains various representations, warranties and affirmative, negative and financial covenants, and conditions of default customary for financings of this type. The Company currently anticipates using the proceeds of the Credit Facility for the purpose of general working capital and capital expenditures, and the Credit Facility will terminate and all amounts outstanding under it will be due and payable in full on January 6, 2011.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on our evaluation during the most recent quarter, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of December 31, 2005 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls. There have been no changes in our internal control over financial reporting that occurred in our last fiscal quarter that have or are reasonably likely to materially affect our internal control over financial reporting identified in connection with the previously mentioned evaluation.

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

As of December 31, 2005, management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of Invitrogen’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Our assessment did not include evaluating the effectiveness of internal control over financial reporting at our recently acquired Dynal and BioSource subsidiaries, which are included in our 2005 consolidated financial statements and constituted: $105.5 million and $68.9 million of total and net assets, respectively, as of December 31, 2005 and $78.7 million and $20.9 million of revenues and net income, respectively, for the year then ended. We did not assess the effectiveness of internal control over financial reporting at these newly acquired subsidiaries due to the insufficient time between the date acquired and year-end and the complexity associated with assessing internal controls during integration efforts, thus making the process impractical. Based on this assessment, management determined that Invitrogen maintained effective internal control over financial reporting as of December 31, 2005.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of Invitrogen included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of Invitrogen’s internal control over financial reporting as of December 31, 2005. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of Invitrogen’s internal control over financial reporting as of December 31, 2005, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

ITEM 9B. Other Information

None.

Attestation Report of Independent Registered Public Accounting Firm

To the Shareholders and the

Board of Directors of Invitrogen Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Invitrogen Corporation (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment about the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Invitrogen Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Dynal Biotech Holding AS and BioSource International Inc. which were acquired in 2005 and are included in the 2005 consolidated financial statements of the Company and constituted: $105.5 million and $68.9 million of total and net assets, respectively, as of December 31, 2005 and $78.7 million and $20.9 million of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting at these newly acquired entities due to insufficient time between the date acquired and year-end and the complexity associated with assessing internal controls during integration efforts, thus making the process impractical. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Dynal Biotech Holding As and BioSource International, Inc.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2005 and 2004 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005, and our report dated February 23, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

February 23, 2006

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

Information about the Directors of Invitrogen is incorporated by reference from our proxy statement for the 2006 Annual Meeting of Stockholders filed with the SEC (the “Proxy Statement”) under the heading “Election of Directors”. Information about Section 16 reporting compliance is incorporated by reference to the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.” Information regarding our Executive Officers is set forth in Item 1 of Part I of this Form 10-K under the caption “Executive Officers of the Registrant.” Information regarding our code of ethics, which we call our Protocol, is incorporated by reference to the Proxy Statement under the heading “The Invitrogen Protocol.” It is also available on our website at www.Invitrogen.com.

ITEM 11.	Executive Compensation

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Executive Compensation and Other Matters.”

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Stock Ownership.”

ITEM 13.	Certain Relationships and Related Party Transactions

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Certain Relationships and Related Party Transactions.”

ITEM 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Principal Accounting Fees and Services.”

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

The following consolidated financial statements of Invitrogen Corporation are included in Item 8.

2.	Financial Statement Schedules: Schedule II—Valuation and Qualifying Accounts Financial statements and schedules other than those listed below in item (c) are omitted for reason that they are not applicable, are not required, or the information is included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

3.	List of exhibits filed with this Annual Report on Form 10-K: For a list of exhibits filed with this Form 10-K, refer to the exhibit index beginning on page 95.

(b)	Exhibits: For a list of exhibits filed with this Form 10-K, refer to the exhibit index beginning on page 95.

(c) Financial Statement Schedules: Schedule II—Valuation and Qualifying Accounts (see next page).

Schedule II — Valuation and Qualifying Accounts

For the Years Ended December 31, 2005, 2004 and 2003

(in thousands)	Balance at Beginning of Period	Net Additions Charged (Credited) to Expense	Additions Acquired (Excess Reserve Reductions) from Business Combinations	Deductions(1)	Foreign Currency Effect on Translation	Balance at End of Period
Allowance for Doubtful Accounts
Year ended December 31, 2005	$5,242	$1,372	$517	$(448)	$(1,315)	$5,368
Year ended December 31, 2004	4,129	643	1,137	(443)	(224)	5,242
Year ended December 31, 2003	4,431	76	(418)	(751)	791	4,129
Accrued Merger and Restructuring Related Costs
Year ended December 31, 2005	$2,975	$132	$26,313	$(4,413)	$(442)	$24,565
Year ended December 31, 2004	795	—	35,936	(33,756)	—	2,975
Year ended December 31, 2003	3,467	393	5,919	(8,984)	—	795
Accrued Claims and Assessments
Year ended December 31, 2005	$—	$—	$—	$—	$—	$—
Year ended December 31, 2004	562	(312)	—	(250)	—	—
Year ended December 31, 2003	14,675	—	—	(14,113)	—	562
Insurance, Environmental and Divestiture Reserves
Year ended December 31, 2005	$10,019	$200	$—	$(697)	$—	$9,522
Year ended December 31, 2004	10,283	212	—	(476)	—	10,019
Year ended December 31, 2003	10,568	(147)	—	(138)	—	10,283

Accrued merger and restructuring related costs are classified as follows at December 31:

(in thousands)	2005	2004
Current portion	$22,524	$2,975
Long-term portion	2,041	—

Total included above	$24,565	$2,975

Insurance, environmental and divestiture reserves are classified as follows at December 31:

(in thousands)	2005	2004
Current portion	$2,364	$2,647
Long-term portion	7,158	7,372

Total included above	$9,522	$10,019

Reconciliation of net additions charged (credited) to expense for business integration costs reported in the Consolidated Statements of Income are as follows:

(in thousands)	2005	2004	2003
Accrued merger and restructuring related costs	$960	$—	$393
Non-cash merger related costs:
Impairment losses on prepaid and fixed assets and notes receivable	—	—	925

Total merger costs	$960	$—	$1,318

(1)	Deduction for Allowance for Doubtful Accounts is for accounts written-off. Deductions for all other accounts are amounts paid in cash or reclassified to accounts payable, except for the following in 2004: $1.4 million in accrued merger costs was reclassified to goodwill which was attributable to cash refunds from taxing authorities of an acquired entity.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVITROGEN CORPORATION

Date: February 22, 2006	By:	/s/ GREGORY T. LUCIER
Gregory T. Lucier Chief Executive Officer and President (Principal Executive Officer and Authorized Signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ GREGORY T. LUCIER Gregory T. Lucier	Chief Executive Officer, President and Director (Principal Executive Officer)	February 22, 2006

/s/ DAVID F. HOFFMEISTER David F. Hoffmeister	Chief Financial Officer (Principal Financial Officer)	February 22, 2006

/s/ JOHN M. RADAK John M. Radak	Vice President, Finance (Principal Accounting Officer)	February 22, 2006

/s/ RAYMOND V. DITTAMORE Raymond V. Dittamore	Director	February 22, 2006

/s/ JAMES R. GLYNN James R. Glynn	Director	February 22, 2006

/s/ DONALD W. GRIMM Donald W. Grimm	Director	February 22, 2006

/s/ BALAKRISHNAN S. IYER Balakrishnan S. Iyer	Director	February 22, 20056

/s/ BRADLEY G. LORIMIER Bradley G. Lorimier	Director	February 22, 2006

/s/ RONALD A. MATRICARIA Ronald A. Matricaria	Director	February 22, 2006

/s/ JAY M. SHORT, PH.D. Jay M. Short, Ph.D.	Director	February 22, 2006

/s/ DR. W. ANN REYNOLDS Dr. W. Ann Reynolds	Director	February 22, 2006

/s/ DAVID U’PRICHARD David U’Prichard	Director	February 22, 2006

INDEX TO EXHIBITS

(In our Annual Report on Form 10-K for the Year Ended December 31, 2001, we

numbered sequentially all of the material contracts that we had filed as of

March 31, 2002. Since that time, we have continued to number sequentially any additional material contracts that we file for ease of reference.)

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1	Restated Certificate of Incorporation of Invitrogen, as amended.(1)
3.2	Amended and Restated Bylaws of Invitrogen.(2)
3.3	Certificate of Correction to the Restated Certificate of Incorporation of Invitrogen, dated February 21, 2001.(3)
3.4	Certificate of Designation, Preferences and Rights of the Terms of the Series B Preferred Stock, dated March 27, 2001.(3)
4.1	Specimen Common Stock Certificate.(4)
4.2	5 1/2% Convertible Subordinated Notes Due 2007, Registration Rights Agreement, by and among Invitrogen, and Donaldson, Lufkin & Jenrette Securities Corporation et al., as Initial Purchasers, dated March 1, 2000.(5)
4.3	Indenture, by and between Invitrogen and State Street Bank and Trust Company of California, N.A., dated March 1, 2000.(5)
4.4	2 1/4% Convertible Subordinated Notes due 2006, Registration Rights Agreement, by and among Invitrogen and Credit Suisse First Boston Corporation et al., as Initial Purchasers, dated December 11, 2001.(6)
4.5	Indenture, by and between Invitrogen and State Street Bank and Trust Company of California, N.A. and Table of Contents of Indenture, including Cross-Reference Table to the Trust Indenture Act of 1989, dated December 11, 2001.(6)
4.6	2% Convertible Senior Notes Due 2023, Registration Rights Agreement, by and among Invitrogen, and UBS Securities LLC and Credit Suisse First Boston LLC, as Initial Purchasers, dated August 1, 2003.(7)
4.7	Indenture, by and between Invitrogen and U.S. Bank National Association, dated August 1, 2003.(7)
4.8	1 1/2% Convertible Senior Notes Due 2024, Registration Rights Agreement, by and among Invitrogen, and UBS Securities LLC and Bear Stearns & Co Inc., as Initial Purchasers, dated February 19, 2004.(8)
4.9	Indenture, by and between Invitrogen and U.S. Bank National Association, dated February 19, 2004.(8)
4.10	Indenture, by and between Invitrogen and U.S. Bank National Association, dated as of December 14, 2004. (9)
4.11	Indenture, by and between Invitrogen and U.S. Bank National Association, dated as of December 14, 2004.(9)
4.12	3.25% Convertible Senior Notes Due 2025, Registration Rights Agreement, by and among Invitrogen, and UBS Securities LLC and Banc of America Securities LLC., as Initial Purchasers, dated June 20, 2005. (10)
4.13	3.25% Convertible Senior Notes Due 2025, Indenture, by and between Invitrogen and U.S. Bank National Association, dated June 20, 2005.(10)
10.3	1995 Invitrogen Stock Option Plan.(4)
10.4	1996 Novel Experimental Technology Stock Option/Stock Issuance Plan.(11)
10.5	1997 Invitrogen Stock Option Plan, as amended, and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder.(12)
10.8	Novel Experimental Technology Employee Stock Ownership Plan and Trust Agreement, as amended, effective as of April 1, 1997.(13)

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
10.10	Stock Purchase Agreement, by and among Invitrogen and MorphaGen, Inc., a Delaware Corporation, dated November 3, 1998.(4)
10.11	1998 Novel Experimental Technology Stock Option/Stock Issuance Plan.(11)
10.12	1998 Invitrogen Employee Stock Purchase Plan, as amended, and form of subscription agreement thereunder.(4)
10.16	Lease, by and between CalWest Industrial Properties, LLC, a California limited liability company, and Invitrogen, dated as of May 31, 2001.(6)
10.17	Lease, by and between Blackmore Signal Hill, a California Limited Partnership, and Invitrogen, dated October 7, 1999.(14)
10.18	Lease, by and between Blackmore Lot 99 Investment, a California Limited Partnership, and Invitrogen, dated December 20, 1999.(14)
10.21	5 1/2% Convertible Subordinated Note Due 2007.(14)
10.22	5 1/2% Convertible Subordinated Notes due 2007, Purchase Agreement, dated February 25, 2000.(14)
10.26	2 1/4% Convertible Subordinated Notes due 2006.(6)
10.27	2 1/4% Convertible Subordinated Notes due 2006, Purchase Agreement, dated December 11, 2001.(6)
10.32	Change in Control Agreement, by and between Invitrogen and John D. Thompson, dated June 1, 2001.(15)
10.34	Rights Agreement, by and between Invitrogen and Fleet National Bank Rights Agent, dated February 27, 2001.(16)
10.35	2000 Nonstatutory Stock Option Plan, as amended and restated on July 19, 2001.(17)
10.37	Invitrogen 401(k), as amended and restated, effective as of January 1, 2002.(6)
10.46	Form of Secured Promissory Note under Invitrogen’s Employee Relocation Guidelines.(18)
10.47	Form of Deed of Trust with Assignment of Rents under Invitrogen’s Employee Relocation Guidelines.(18)
10.48	Form of Addendum to Deed of Trust with Assignment of Rents under Invitrogen’s Employee Relocation Guidelines.(18)
10.49	Form of Employee Relocation Guidelines under Invitrogen’s Employee Relocation Guidelines.(18)
10.54	University Research Park Ground Lease, by and between University Research Park I and PanVera Corporation, dated as of October 1, 1978.(19)
10.57	Employment Agreement by and between Invitrogen Corporation and Gregory T. Lucier, to be effective as of May 26, 2003.(20)
10.59	Indemnification Agreement by and between Invitrogen Corporation and Gregory T. Lucier, dated as of May 26, 2003.(20)
10.60	Restricted Stock Agreement by and between Invitrogen Corporation and Claude D. Benchimol, dated as of September 4, 2003.(21)
10.61	Restricted Stock Agreement by and between Invitrogen Corporation and Gregory T. Lucier, dated as of May 30, 2003.(22)
10.62	NSO Agreement by and between Invitrogen Corporation and Gregory T. Lucier, dated as of May 30, 2003.(22)
10.70	Restricted Stock Agreement by and between Invitrogen Corporation and Benjamin Bulkley, dated as of October 15, 2003.(23)
10.71	Restricted Stock Agreement by and between Invitrogen Corporation and Joseph Rodriguez, dated as of October 20, 2003.(23)
10.73	Restricted Stock Agreement by and between Invitrogen Corporation and Karen Gibson, dated as of January 30, 2004.(8)
10.75	Restricted Stock Agreement by and between Invitrogen Corporation and Nicolas Barthelemy, dated as of March 10, 2004.(8)

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
10.76	Executive Health Plan.(24)
10.77	Financial Planning Benefit Plan.(24)
10.78	Supplemental Long Term Disability Plan.(24)
10.79	Invitrogen Corporation Deferred Stock Unit Plan.(24)
10.80	Employment Agreement by and between Invitrogen Corporation and David F. Hoffmeister, effective October 13, 2004.(25)
10.81	Notice of Grant and Incentive Stock Option Agreement by and between Invitrogen Corporation and David F. Hoffmeister, effective October 13, 2004.(25)
10.82	Notice of Grant and Nonstatutory Stock Option Agreement by and between Invitrogen Corporation and David F. Hoffmeister, effective October 13, 2004.(25)
10.83	Notice of Grant and Restricted Stock Unit Agreement by and between Invitrogen Corporation and David F. Hoffmeister, dated October 13, 2004.(25)
10.84	Change-in-Control Agreement by and between Invitrogen Corporation and David F. Hoffmeister, dated as of October 13, 2004.(25)
10.85	Indemnification Agreement by and between Invitrogen Corporation and David F. Hoffmeister, dated as of October 13, 2004.(25)
10.86	Executive Officer Severance Plan and Summary Plan Description.(26)
10.87	Invitrogen Corporation 2005 Incentive Plan.(27)
10.88	Summary of Invitrogen Corporation Mid-Term Incentive Compensation Plan.(27)
10.89	Summary of Amendment to the Invitrogen Corporation 2005 Incentive Plan.(28)
10.90	Form of Non-Employee Director Stock Option Agreement.(28)
10.91	Form of Non-Employee Director Restricted Stock Unit Agreement.(28)
10.92	Summary of Non-Employee Director Compensation Program.(28)
21.1	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Financial Officer

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2000 (File No. 000-25317).
(2)	The Amended and Restated Bylaws are incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-68665). A further amendment to the Bylaws adopted by a Resolution of the Board of Directors dated July 19, 2001 is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2001 (File No. 000-25317).
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2001 (File No. 000-25317).
(4)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-68665).
(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-37964).
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2001 (File No. 000-25317), as amended.
(7)	Incorporated by reference to Registrant’s Registration Statement on Form S-3 (File No. 333-110060).
(8)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2004 (File No. 000-25317).
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004 (File No. 000-25317), as amended.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on June 24, 2005 (File No. 000-25317).
(11)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-87085).

(12)	The 1997 Stock Option Plan, as amended and restated, is attached to Registrant’s Quarterly Report on Form 10-Q for the Quarterly period ended September 30, 2002 (File No. 000-25317). The forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement under the 1997 Stock Option Plan incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-43674).
(13)	Incorporated by reference to Registrant’s Registration Statement on Form S-1/A (File No. 333-87085).
(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2000, (File No. 000-25317).
(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2001 (File No. 000-25317).
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 30, 2001 (File No. 000-25317).
(17)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2001 (File No. 000-25317).
(18)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2002 (File No. 000-25317).
(19)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2003 (File No. 000-25317).
(20)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2003 (File No. 000-25317)
(21)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-108442).
(22)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-105730).
(23)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on April 9, 2002 (File No. 000-25317).
(24)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2004. (File No. 000-25317).
(25)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on October 18, 2004 (File No. 000-25317).
(26)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on November 15, 2004 (File No. 000-25317).
(27)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on January 31, 2005 (File No. 000-25317).
(28)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on February 14, 2005 (File No. 000-25317).