Form 10-Q
period 2006-03-31
INVITROGEN CORP
filed 2006-05-05
CIK 1073431

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer  ☒                Accelerated filer  ☐                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Act). Yes  ☐    or No  ☒

As of April 26, 2006, there were 53,206,877 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INVITROGEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$479,982	$435,230
Short-term investments	230,992	310,510
Restricted cash and investments	4,650	6,132
Trade accounts receivable, net of allowance for doubtful accounts of $5,176 and $5,368, respectively	195,056	194,942
Inventories	145,786	136,753
Deferred income tax assets	39,958	35,147
Prepaid expenses	16,418	16,972
Other current assets	16,539	15,510

Total current assets	1,129,381	1,151,196
Long-term investments	27	187
Property and equipment, net	280,531	278,447
Goodwill	1,882,477	1,866,288
Intangible assets, net	468,589	490,996
Deferred income tax assets	5,442	4,306
Other assets	84,053	85,629

Total assets	$3,850,500	$3,877,049

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$189,745	$234,246
Accounts payable	81,972	85,335
Accrued expenses and other current liabilities	124,381	159,009
Income taxes	44,448	32,987

Total current liabilities	440,546	511,577
Long-term debt	1,151,902	1,151,923
Pension liabilities	19,934	16,431
Deferred income tax liabilities	132,738	141,432
Other long-term obligations, deferred credits and reserves	13,279	13,892

Total liabilities	1,758,399	1,835,255

Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock; $0.01 par value, 6,405,884 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value, 125,000,000 shares authorized; 58,526,504 and 58,289,752 shares issued, respectively	585	583
Additional paid-in-capital	2,166,353	2,158,565
Deferred compensation	—	(16,023)
Accumulated other comprehensive (loss) income	(9,412)	(16,688)
Retained earnings	155,595	136,377
Less cost of treasury stock: 5,331,562 shares at March 31, 2006 and December 31, 2005	(221,020)	(221,020)

Total stockholders’ equity	2,092,101	2,041,794

Total liabilities and stockholders’ equity	$3,850,500	$3,877,049

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITROGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the Three Months Ended March 31,
	2006	2005
	(Unaudited)
Revenues	$309,004	$277,081
Cost of revenues	119,347	106,422

Gross profit	189,657	170,659

Operating Expenses:
Sales and marketing	60,191	48,480
General and administrative	39,422	30,004
Research and development	28,900	21,241
Purchased intangibles amortization	29,952	25,901
Purchased in-process research and development	—	1,200
Business consolidation costs	2,131	—

Total operating expenses	160,596	126,826

Operating income	29,061	43,833

Other income (expense):
Interest income	6,466	5,876
Interest expense	(8,369)	(7,258)
Other income, net	454	25,673

Total other income (expense), net	(1,449)	24,291

Income before provision for income taxes	27,612	68,124
Income tax provision	(8,394)	(21,050)

Net income	$19,218	$47,074

Earnings per common share:
Basic	$0.36	$0.91

Diluted	$0.35	$0.82

Weighted average shares used in per share calculation:
Basic	53,000	51,455
Diluted	54,822	60,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITROGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended March 31,
	2006	2005
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,218	$47,074
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of businesses acquired and divested:
Depreciation	10,019	9,247
Amortization of intangible assets	30,455	26,897
Amortization of deferred debt issue costs	597	870
Amortization of premiums on investments, net of accretion of discounts	(1,339)	1,926
Share-based compensation	12,045	1,525
Incremental tax benefits from stock options exercised	(1,485)	—
Deferred income taxes	(15,510)	(6,094)
In-process research and development	—	1,200
Other non-cash adjustments	3,528	2,088
Changes in operating assets and liabilities:
Trade accounts receivable	910	(14,901)
Inventories	(12,036)	(2,914)
Prepaid expenses and other current assets	(428)	6,028
Other assets	895	(2,404)
Accounts payable	(3,557)	(3,953)
Accrued expenses and other current liabilities	(25,576)	(22,006)
Income taxes	15,443	18,427

Net cash provided by operating activities	33,179	63,010

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of available-for-sale securities	82,980	598,088
Purchases of available-for-sale securities	—	(134,692)
Net cash paid for business combinations	(19,057)	(63,243)
Purchases of property and equipment	(14,191)	(11,865)
Payments for intangible assets	(6,058)	(253)

Net cash provided by investing activities	43,674	388,035

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term obligations	—	700
Principal payments on long-term obligations	(45,098)	(10,881)
Proceeds from sale of common stock	10,287	19,076
Incremental tax benefits from stock options exercised	1,485	—

Net cash (used in) provided by financing activities	(33,326)	8,895

Effect of exchange rate changes on cash	1,225	(17,552)

Net increase in cash and cash equivalents	44,752	442,388
Cash and cash equivalents, beginning of period	435,230	198,396

Cash and cash equivalents, end of period	$479,982	$640,784

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements for the periods presented reflect all adjustments, which are normal and recurring, necessary to fairly state the financial position, results of operations and cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission (SEC) on March 1, 2006.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. During the three months ended March 31, 2006, the Company revised its estimated royalty obligation due to retroactive changes made to certain licensing agreements.

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

Computation of Earnings Per Share

Basic earnings per share was computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur from the following items:

•	Convertible subordinated notes and contingently convertible notes where the effect of those securities is dilutive;

•	Dilutive stock options; and

•	Unvested restricted stock

Computations for basic and diluted earnings per share are as follows:

(in thousands, except per share data)	Income (Numerator)	Shares (Denominator)	Earnings Per Share
Three Months Ended March 31, 2006
Basic earnings per share:
Net income	$19,218	53,000	$0.36

Diluted earnings per share:
Dilutive stock options	—	841
Unvested restricted stock	—	82
2% Convertible Senior Notes due 2023	117	610
1 1/2% Convertible Senior Notes due 2024	72	289

Net income plus assumed conversions	$19,407	54,822	$0.35

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		4,184
2 1/4% Convertible Subordinated Notes due 2006		2,591
Three Months Ended March 31, 2005
Basic earnings per share:
Net income	$47,074	51,455	$0.91

Diluted earnings per share:
Dilutive stock options	—	1,461
Unvested restricted stock	—	175
2 1/4% Convertible Subordinated Notes due 2006	2,099	5,807
2% Convertible Senior Notes due 2023	190	954
1 1/2% Convertible Senior Notes due 2024	93	377

Net income plus assumed conversions	$49,456	60,229	$0.82

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		1,318

Share-Based Compensation

The Company has ten stock option plans: the 1995, 1997, 2000, 2001, 2002 and 2004 Invitrogen Corporation stock option plans, the 1996 and 1998 NOVEX Stock Option/Stock Issuance Plans, the Life Technologies 1995 and 1997 Long-Term Incentive Plans. During 2004, the Company’s shareholders approved the 2004 Invitrogen Equity Incentive Plan (the 2004 Plan), which replaced the Company’s 1997, 2000, 2001 and 2002 stock option plans (collectively, the Prior Plans). Upon approval of the 2004 Plan, all Prior Plans were frozen and a total of 5.7 million shares of the Company’s common stock were reserved for granting of new awards under the 2004 Plan. The 2004 Plan share reserve includes all options and other awards that the Company has granted that are still outstanding under the Prior Plans as of December 31, 2005. Pursuant to an employment agreement entered in May 2003, the Company granted an option to purchase 675,000 shares of the Company’s common stock to its Chief Executive Officer, which is not included in any of the Company’s option plans discussed above.

The Company’s 2004 Plan permits the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and deferred stock awards of up to 10.8 million shares of stock. Shares of the Company’s common stock granted under the 2004 Plan in the form of stock options or stock appreciation rights are counted against the 2004 Plan share reserve on a one for one basis. Shares of the Company’s common stock granted under the 2004 Plan as an award other than as an option or as a stock appreciation right are counted against the 2004 Plan share reserve on a 1.6 shares for each share of common stock basis. Stock option awards are granted to eligible employees and directors at an exercise price equal to no less than the fair market value of such stock on the date of grant, generally vest over a period of time ranging up to four years, are exercisable in whole or in installments and expire ten years from the date of grant. Restricted stock awards and restricted stock units are granted to eligible employees and directors and represent rights to receive shares of common stock at a future date. In addition, the Company has a qualified employee stock purchase plan (“purchase rights”) whereby eligible employees may elect to withhold up to 15% of their compensation to purchase shares of the Company’s stock on a quarterly basis at a discounted price equal to 85% of the lower of the employee’s offering price or the closing price of the stock on the date of purchase.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which revised Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (SFAS 95). SFAS 123R establishes the accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. The provisions of SFAS 123R are effective for the Company beginning January 1, 2006. Prior to January 1, 2006, the Company accounted for its share-based awards under the recognition and measurement principles of APB 25 and its related interpretations and adopted the disclosure only provision of SFAS 123. Accordingly, no compensation cost was recognized for the employee stock option plan or employee stock purchase plan under the fair value recognition provisions of SFAS 123. Effective January 1, 2006, the Company adopted the provisions of SFAS 123R using the modified-prospective-transition method. Under this method, share-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense over the employee’s requisite service period for all share-based awards granted, modified or cancelled as of January 1, 2006. The Company did not have any awards with market or performance conditions outstanding as of March 31, 2006.

The Company used the Black-Scholes option-pricing model (Black-Scholes model) to value share-based employee stock option and purchase right awards, which was also used for the Company’s pro forma disclosure required under FAS 123 prior to adoption of SFAS 123R on January 1, 2006. The determination of fair value of stock-based payment awards using an option-pricing model requires the use of certain estimates and assumptions that affect the reported amount of share-based compensation cost recognized in the Condensed Consolidated Statements of Income. Among these include the expected term of options, the expected volatility of the Company’s stock price, the expected dividends and the risk-free interest rate.

The expected term of share-based awards represents the weighted-average period the awards are expected to remain outstanding and is an input in the Black-Scholes model. In determining the expected term of options, the Company considered various factors including the vesting period of options granted, employees’ historical exercise and post-vesting employment termination behavior, expected volatility of the Company’s stock and aggregation by homogeneous employee groups. The Company used a combination of the historical volatility of its stock price and the implied volatility of market-traded options of the Company’s stock with terms of up to approximately two years to estimate the expected volatility assumption input to the Black-Scholes model in accordance with SFAS 123R and the SEC’s Staff Accounting Bulletin No. 107 (SAB 107). In prior periods, the Company relied solely on the historical volatility of its stock price for its volatility assumption input to the Black-Scholes model. The Company’s decision to use a combination of historical and implied volatility was based upon the availability of actively traded options of its stock and its assessment that such a combination was more representative of future expected stock price trends. The expected dividend yield assumption is based on the Company’s expectation of future dividend payouts. The Company has never declared or paid any cash dividends on its common stock and currently does not anticipate paying such cash dividends. However, this assumption may be subject to substantial change in the future. The Company currently anticipates that it will retain all of its future earnings for use in the development and expansion of its business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of the Company’s Board of Directors and will depend upon the Company’s results of operations, financial condition, tax laws, and other factors as the Board of Directors, in its discretion, deems relevant. The risk-free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected term of the share-based awards.

The underlying assumptions used to value employee stock options and purchase rights granted during the three months ended March 31, 2006 were as follows:

	Options	Purchase Rights
Weighted average risk free interest rate	4.56%	4.82%
Expected term of share-based awards	4.2 yrs	1.1 yrs
Expected stock price volatility	35%	35%
Expected dividend yield	0%	0%
Weighted average fair value of share-based awards granted	$25.46	$21.29

SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as permitted under APB 25. As a result, the Company’s net operating cash flows decreased by $1.5 million and net financing cash flows increased by $1.5 million.

The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes. The Company considered its historical experience of pre-vesting option forfeitures as the basis to arrive at its estimated pre-vesting option forfeiture rate of 9% per year for the three months ended March 31, 2006. All option awards, including those with graded vesting, were valued as a single award with a single average expected term and are amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. At March 31, 2006, there was $60.4 million remaining in unrecognized compensation cost related to employee stock options (including stock options assumed in business combinations), which is expected to be recognized over a weighted average period of 2.0 years. No compensation cost was capitalized during the three months ended March 31, 2006.

Total share-based compensation expense for employee stock options (including stock options assumed in business combinations) and purchase rights recognized for the three months ended March 31, 2006 was comprised of the following:

(in thousands, except per share amounts)
Cost of revenues	$737
Sales and marketing	1,211
General and administrative	7,313
Research and development	1,048

Share-based compensation expense before taxes	10,309
Related income tax benefits	2,374

Share-based compensation expense, net of taxes	$7,935

Net share-based compensation expense per common share:
Basic	$0.15
Diluted	$0.14

The weighted average grant-date fair value of options granted during the three months ended March 31, 2006 was $25.46. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $4.8 million. Total cash received from the exercise of employee stock options and purchase rights was $7.7 million and $2.6 million, respectively, for the three months ended March 31, 2006. A summary of employee stock option activity as of March 31, 2006 and during the quarter then ended is presented below:

	Options (in 000’s)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in 000’s)
Outstanding at December 31, 2005	6,997	$58.11
Granted	147	$72.58
Exercised	(171)	$43.52
Cancelled	(193)	$63.21

Outstanding at March 31, 2006	6,780	$58.55	7.5	$78,243

Exercisable at March 31, 2006	3,133	$53.56	6.4	$51,898

Restricted stock units represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. There is no exercise price and no monetary payment is required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. Restricted stock units generally vest over three to four years. Compensation cost for these awards is based on the estimated fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. Pre-vesting forfeitures were estimated to be approximately 0% for the three months ended March 31, 2006. For the three months ended March 31, 2006, the Company recognized $1.3 million in share-based compensation cost related to these restricted stock unit awards. At March 31, 2006, there was $10.4 million remaining in unrecognized compensation cost related to these awards, which is expected to be recognized over a weighted average period of 2.5 years.

The weighted average grant date fair value of restricted stock units granted during the three months ended March 31, 2006 was $73.05. A summary of restricted stock activity as of March 31, 2006 and changes during the quarter then ended is presented below:

	Restricted Stock Units (in 000’s)	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in 000’s)
Outstanding at December 31, 2005	224
Granted	15
Exercised	—
Cancelled	(1)

Outstanding at March 31, 2006	238	8.2	$16,697

Exercisable at March 31, 2006	8	9.1	$592

During 2004 and 2003, the Company issued 20,000 and 155,000 shares of restricted stock awards, respectively, with a weighted average grant date fair value of $72.77 for issuances during 2004 and $49.34 for issuances during 2003 to certain executive officers and key employees. The awards generally vest over four years. Compensation cost for these restricted stock awards is based on the estimated fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. Pre-vesting forfeitures were estimated to be approximately 0% for the three months ended March 31, 2006. For the three months ended March 31, 2006, the Company recognized $0.5 million in share-based compensation cost related to these restricted stock awards. At March 31, 2006, there was $2.8 million remaining in unrecognized compensation cost related to these awards, which is expected to be recognized over a weighted average period of 1.5 years.

	Restricted Stock Awards (in 000’s)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	97	$61.37
Granted	—	—
Vested	(10)	$72.77
Cancelled	(10)	$58.70

Nonvested at March 31, 2006	77	$51.03

Pro Forma Information under FAS 123 for Periods Prior to Fiscal 2006

Prior to adopting the provisions of SFAS 123R, the Company accounted for its employee stock option plans and employee stock purchase plan under the recognition and measurement principles of APB 25 and the disclosure only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for the fixed stock option plans or stock purchase plan under the fair value recognition provisions of SFAS 123. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

(in thousands, except per share data)	Three Months Ended March 31, 2005
Net income, as reported	$47,074
Add: Stock-based compensation expense included in reported net income, net of related tax effects	1,047
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(9,943)

Pro forma net income	$38,178

Basic earnings per share:
As reported	$0.91

Pro forma	$0.74

Diluted earnings per share:
As reported	$0.82

Pro forma	$0.67

The fair value of each option grant and purchase right was estimated on the date of grant using the present value pricing method as described in SFAS 123. The underlying assumptions used to estimate the fair values of options and purchase rights granted during the three months ended March 31, 2005 were as follows:

	Options	Purchase Rights
Weighted average risk free interest rate	3.41%	2.98%
Expected term	4.6 yrs	1.1 yrs
Expected stock price volatility	40%	40%
Expected dividend yield	—	—
Weighted average fair value of share-based awards granted	$26.16	$22.04

Comprehensive Income

Total comprehensive income consists of the following:

(in thousands)	For the Three Months Ended March 31,
	2006	2005
Net income, as reported	$19,218	$47,074
Unrealized gain (loss) on investments, net of related tax effects	1,167	(1,271)
Unrealized gain (loss) on hedging transactions, net of related tax effects	(215)	5,163
Minimum pension liability adjustment, net of related tax effects	—	2
Foreign currency translation adjustment	6,324	(24,437)

Total comprehensive income	$26,494	$26,531

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments,” (SFAS 155) which amends Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133) and Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (SFAS 140). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal year beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company does not believe that the adoption of this statement will have a material impact on its financial condition, consolidated results of operations or cash flows.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting for Changes and Error Corrections,” (SFAS 154). SFAS 154 requires retrospective application to prior-period financial statements of changes in accounting principles, unless it is impracticable to do so or a new accounting pronouncement provides specific transition provisions to the contrary. SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate that was effected by a change in accounting principle and redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. The Company adopted the provisions of SFAS 154 on January 1, 2006.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

2.	Composition of Certain Financial Statement Items

Investments

Investments consisted of the following:

(in thousands)	March 31, 2006	December 31, 2005
	(Unaudited)
Short-term
Corporate obligations	$93,819	$132,791
U.S. Treasury and Agency obligations	130,349	156,608
Municipal obligations	—	3,443
Commercial paper	6,824	17,668

Total short-term investments	$230,992	$310,510

Long-term
Corporate obligations	$—	$171
U.S. Treasury and Agency obligations	12	16
Equity securities	15	—

Total long-term investments	$27	$187

Total investments	$231,019	$310,697

Inventories

Inventories consisted of the following:

(in thousands)	March 31, 2006	December 31, 2005
	(Unaudited)
Raw materials and components	$28,636	$20,941

Work in process (materials, labor and overhead)	20,038	17,982
Adjustment to write up acquired inventory to fair value	1,475	3,657

Total work in process	21,513	21,639

Finished goods (materials, labor and overhead)	94,919	93,442
Adjustment to write up acquired inventory to fair value	718	731

Total finished goods	95,637	94,173

	$145,786	$136,753

Property and Equipment

Property and equipment consisted of the following:

(in thousands)	Estimated Useful Life (in years)	March 31, 2006	December 31, 2005
		(Unaudited)
Land	—	$23,311	$23,305
Building and improvements	1-50	170,231	163,149
Machinery and equipment	1-10	206,811	201,836
Construction in process	—	43,155	43,920

		443,508	432,210
Accumulated depreciation and amortization		(162,977)	(153,763)

		$280,531	$278,447

Goodwill and Other Intangible Assets

The $16.2 million increase in goodwill on the condensed consolidated balance sheets from December 31, 2005 to March 31, 2006 was the result of a $10.8 million in adjustment for prior year acquisitions and $5.4 million in foreign currency translation. The adjustments were primarily related to additional payments made for the achievement of certain development milestones and additional reserves for certain contingent obligations and the termination and relocation of certain employees to other sites.

Intangible assets consisted of the following:

	March 31, 2006 (Unaudited)			December 31, 2005
(in thousands)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Purchased technology	7 years	$747,667	$(400,876)	7 years	$740,374	$(376,187)
Purchased tradenames and trademarks	7 years	81,083	(46,801)	7 years	88,258	(44,927)
Purchased customer base	10 years	78,212	(30,217)	10 years	78,205	(27,679)
Other intellectual properties	3 years	47,749	(15,679)	3 years	39,595	(14,094)

		$954,711	$(493,573)		$946,432	$(462,887)

Intangible assets not subject to amortization:
Purchased tradenames and trademarks		$7,451			$7,451

Amortization expense related to intangible assets for the three months ended March 31, 2006 and 2005 was $30.5 million and $26.9 million, respectively. Estimated aggregate amortization expense is expected to be $109.8 million for the remainder of fiscal year 2006. Estimated aggregate amortization expense for fiscal years 2007, 2008, 2009 and 2010 is $106.4 million, $70.7 million, $60.2 million and $45.9 million, respectively.

3.	Other income (expense), net

Other income (expense), net for the three months ended March 31, 2006 and 2005 consisted of the following:

(in thousands)	2006	2005
Gain on forward contract	$—	$21,003
Sale of equity investment	—	2,796
Foreign currency gain on intercompany loan	—	2,200
Gain on early retirement of debt	269	—
Other	185	(326)

	$454	$25,673

4.	Business Combinations

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

The results of operations have been included in the accompanying condensed consolidated financial statements from the date of acquisition. The total cost of the acquisition was as follows:

(in thousands)
Cash paid for common stock	$347,308
Cash paid to extinguish debt as a result of acquisition	53,057
Direct costs	2,194

Total purchase price	$402,559

As of March 31, 2006, the final purchase price allocation is shown below:

(in thousands)
Fair value of net tangible assets acquired	$23,871
Fair value of purchased in-process research and development costs acquired	12,800
Fair value of identifiable intangible assets acquired	104,100
Goodwill	261,788

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

As part of the integration of the business, the Company has established a reserve for the termination and relocation of certain employees to other sites. At March 31, 2006, the Company had $1.3 million remaining in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets related to this integration. For the three months ended March 31, 2006, the Company did not make any payments related to severance charges that had been accrued for acquisition and business integration costs.

Business Consolidation Costs

The Company continues to integrate recent acquisitions into its operations and recorded approximately $2.1 million for the three months ended March 31, 2006 related to these efforts. These expenses relate primarily to the severance of approximately 30 employees and other costs associated with consolidation.

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

The BioProduction product segment includes all of our Gibco cell culture products and BioReliance services. Products include sera, cell and tissue culture media, reagents used in both life sciences research and in processes to grow cells in the laboratory, and to produce pharmaceuticals and other materials made through cultured cells. BioProduction services include testing to ensure that biologics are free of disease-causing agents or do not cause adverse effects, characterization of products’ chemical structures, development of formulations for long-term stability, and validation of purification processes under regulatory guidelines. The Company also manufactures biologics on behalf of clients both for use in clinical trials and for the worldwide commercial market.

The Company has no intersegment revenues that are material to the overall condensed consolidated financial statements. In addition, the Company does not currently segregate assets by segment as a majority of the Company’s total assets are shared or considered non-segment assets. As a result, the Company has determined it is not useful to assign its shared assets to individual segments.

Segment information is as follows:

(dollars in thousands)	BioDiscovery	BioProduction	Corporate and Unallocated (1)	Total
Three Months Ended March 31, 2006
Revenues from external customers	$203,459	$105,545	$—	$309,004

Gross profit	141,084	51,530	(2,957)	189,657

Gross margin	69%	49%		61%
Selling and administrative	65,856	25,233	8,524	99,613
Research and development	24,355	3,497	1,048	28,900
Purchased intangibles amortization, in-process research and development and business consolidation costs	—	—	32,083	32,083

Operating income (loss)	$50,873	$22,800	$(44,612)	$29,061

Operating margin	25%	22%		9%
Three Months Ended March 31, 2005
Revenues from external customers	$162,351	$114,730	$—	$277,081

Gross profit	116,155	55,198	(694)	170,659

Gross margin	72%	48%		62%
Selling and administrative	52,975	25,439	70	78,484
Research and development	18,157	2,865	219	21,241
Purchased intangibles amortization and in-process research and development	—	—	27,101	27,101

Operating income (loss)	$45,023	$26,894	$(28,084)	$43,833

Operating margin	28%	23%		16%

(1)	Unallocated items for the three months ended March 31, 2006 and 2005 include non-cash charges for purchase accounting inventory revaluations of $2.2 million and $0.6 million, amortization of purchased intangibles of $30.0 million and $25.9 million, in-process research and development of $0 million and $1.2 million, amortization of deferred compensation of $0.2 million and $0.4 million, business consolidation costs of $2.1 million and $0 million, and expenses related to share-based payments as a result of the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments,” of $10.1 million and $0 million, respectively. These items are not allocated by management for purposes of analyzing the operations since they are principally non-cash or other costs resulting primarily from business restructuring or purchase accounting that are separate from ongoing operations.

6.	Long-Term Debt

Long-term debt consists of the following:

(in thousands)	March 31, 2006	December 31, 2005
	(Unaudited)
3 1/4% Convertible Senior Notes (principal due 2025)	$350,000	$350,000
1 1/2% Convertible Senior Notes (principal due 2024)	450,000	450,000
2% Convertible Senior Notes (principal due 2023)	350,000	350,000
2 1/4% Convertible Subordinated Notes (principal due 2006)	187,831	231,931
Capital leases	1,043	1,086
Other	2,773	3,152

	1,341,647	1,386,169
Less current portion	(189,745)	(234,246)

	$1,151,902	$1,151,923

During the three months ended March 31, 2006, the Company repurchased $44.1 million of its 2 1/4% Convertible Subordinated Notes due 2006 for less than par value. The Company recorded a gain of $0.5 million on the repurchase and a loss of $0.2 million related to the write-off of unamortized deferred financing costs for the three months ended March 31, 2006.

7.	Lines of Credit

On January 9, 2006, the Company completed entering into a syndicated $250 million senior secured credit facility (the Credit Facility) with Bank of America, N.A. Amounts borrowed under the Credit Facility are secured by substantially all of the assets of the Company, including equity interests in certain of the Company’s subsidiaries. Additionally, the Credit Facility is guaranteed by certain subsidiaries of the Company. Interest rates on outstanding borrowings are determined by reference to LIBOR or to an alternate base rate, with margins determined based on changes in the Company’s leverage ratio. Under the terms of the Credit Facility, the Company may request that the aggregate amount available be increased by $100 million of additional financing, subject to certain conditions having been met, including the availability of additional lender commitments. The Credit Facility contains various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financings of this type. The Company currently anticipates using the proceeds of the Credit Facility for the purpose of general working capital and capital expenditures, and the Credit Facility will terminate and all amounts outstanding under it will be due and payable in full on January 6, 2011. At March 31, 2006, no amounts related to this credit facility were outstanding.

At March 31, 2006, several of the Company’s foreign subsidiaries had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The credit facilities bear interest at fixed rates, the respective bank’s prime rate, the London LIBOR rate, the Norwegian NIBOR rate and the Japan TIBOR rate (a weighted average rate of 2.25% at March 31, 2006). Under these lines of credit, the U.S. dollar equivalent of these facilities totaled $11.5 million, of which $0.5 million was outstanding at March 31, 2006. There were no parent company guarantees associated with these facilities.

8.	Commitments and Contingencies

Operating Leases

During the three months ended March 31, 2006, the Company terminated an existing operating lease and entered into a new operating lease agreement for the same property for one of its office and manufacturing facilities. The new lease agreement expires in 2022 and provides for escalating rental payments with the option to renew extending through 2038. These transactions resulted in an additional net increase to rent expense of $0.6 million for the remainder of fiscal 2006, $1.2 million for each of the fiscal years 2007, 2008, 2009 and 2010, and $49.6 million for fiscal years thereafter.

Letters of Credit

The Company had outstanding letters of credit totaling $9.4 million at March 31, 2006, of which $4.8 million was to support liabilities associated with the Company’s self-insured worker’s compensation programs and $4.6 million was to support its building lease requirements.

Executive Employment Agreements

The Company has employment contracts with key executives that provide for the continuation of salary if terminated for reasons other than cause, as defined in those agreements. At March 31, 2006, future employment contract commitments for such key executives were approximately $9.0 million for the remainder of fiscal year 2006 and approximately $2.4 million for fiscal year 2007.

Contingent Acquisition Obligations

Pursuant to the purchase agreements for certain prior year acquisitions, the Company could be required to make additional contingent cash payments based on the achievement of certain operating results of the acquired companies. Payments aggregating a maximum of $78.3 million based upon certain percentages of future gross sales of the acquired companies could be required through 2007. Additional payments of $13.3 million could be required of the Company based upon the achievement of certain development milestones through 2008. For the three months ended March 31, 2006, $4.1 million and $17.6 million of contingent payments have been earned and paid, respectively, for research and development milestones. No contingent payments have been earned for operating results to date.

In addition, the purchase agreement for one of the prior year acquisitions may require the Company to make additional contingent cash payments based on percentages of future gross sales of the acquired company through 2009. The purchase agreement does not limit the payment to a maximum amount. The Company will account for any such contingent payments as an addition to the purchase price of the acquired company. No contingent payments have been earned as of March 31, 2006.

Environmental Liabilities

The Company assumed certain environmental exposures as a result of the merger with Dexter Corporation in 2000 and recorded reserves to cover estimated environmental clean-up costs. The environmental reserves, which are not discounted, were $7.7 million at March 31, 2006, and include current reserves of $0.7 million, which are estimated to be paid during this fiscal year, and long-term reserves of $7.0 million. In addition, the Company has an insurance policy to cover these assumed environmental exposures. Based upon currently available information, the Company believes that it has adequately provided for these environmental exposures and that the outcome of these matters will not have a material adverse effect on its consolidated results of operations.

Intellectual Properties

The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including protection of its owned and licensed intellectual property. The Company accrues for such contingencies when it is probable that a liability is incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. Specific royalty liabilities related to acquired businesses have been recorded on the condensed consolidated financial statements at March 31, 2006.

Litigation

The Company is subject to potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted. These matters have arisen in the ordinary course and conduct of the Company’s business, as well as through acquisitions, and some are expected to be covered, at least partly, by insurance. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters that are pending or may be asserted could be decided unfavorably to the Company. Although the amount of liability at March 31, 2006 with respect to these matters cannot be ascertained, the Company believes that any resulting liability should not materially affect its condensed consolidated financial statements.

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

The components of net periodic pension cost for the Company’s pension plans and postretirement health and benefit program for the three months ended March 31, 2006 and 2005 were as follows:

	Domestic Plans
(in thousands)	2006	2005
Service cost	$20	$—
Interest cost	821	827
Expected return on plan assets	(894)	(1,331)
Amortization of prior service cost	60	60
Amortization of actuarial loss	430	405

Net periodic pension cost (benefit)	$437	$(39)

(in thousands)	Foreign Plans
	2006	2005
Service cost	$1,197	$542
Interest cost	680	320
Expected return on plan assets	(604)	(318)
Amortization of actuarial loss	148	22

Net periodic pension cost	$1,421	$566

10.	Income Taxes

Income taxes are determined using an estimated annual effective tax rate. The provision for income taxes is less than the 35% U.S. federal statutory rate primarily due to lower tax rates in certain non-U.S. jurisdictions, export and domestic production incentives, and research and development tax credits available from various state jurisdictions in the United States. The statutory provisions allowing the Federal research and development tax credit in the United States have expired but are expected to be renewed. The inability to utilize the Federal research and development credits had a 1.5% negative impact on our effective tax rate.

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

Forward-looking Statements

Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the Federal Securities Laws. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will”, “expects”, “estimates,” “projects,” “positioned,” “strategy,” “outlook,” and similar words. You should read statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to, those discussed below under “Risk Factors That May Affect Future Results” and elsewhere in this Quarterly Report as well as other risks and uncertainties detailed in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 1, 2006. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.

Overview

Revenues for the three months ended March 31, 2006 were $309.0 million, with net income of $19.2 million. In March 2006, we acquired Xcyte’s T cell expansion technology, known as the “Xcellerate Process.” The acquired assets included intellectual property, clinical data generated by Xcyte in the course of six clinical trials of its lead product, Xcellerated T Cells, as well as raw materials and equipment. This acquisition represents a cornerstone in a broader effort to substantially increase our offering to customers working within immunology.

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

Outlook

In 2006, we expect continued overall revenue growth of 9% to 13%. We believe gross margins will be affected by sales mix and volume, the addition of acquired businesses, competitive conditions, royalty payments on licensed technologies, the cost of raw materials, changes in average selling prices, our ability to make productivity improvements, and foreign currency rates. We expect to see continued productivity gains in our sales and marketing expenditures as we add product specialists to support our existing customer account managers, allowing us to increase the effectiveness of our direct selling organization as we expand our product portfolio. We will continue to implement programs and actions to improve our efficiency in the general and administrative area. These programs will focus in the areas of process improvement and automation. We expect over time that these actions will reduce our general and administrative expenses as a percent of revenues. We expect to continue to invest in research and development efforts as we expand our capabilities to accelerate innovation and ramp up research and development of recently acquired businesses. You should also refer to the Risk Factors section included in this Form 10-Q for further discussion of risks related to our business.

CRITICAL ACCOUNTING POLICIES

Other than the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments,” as discussed below, there were no significant changes in critical accounting policies or estimates from those at December 31, 2005. For additional information on the recent accounting pronouncements impacting our business, see Note 1 of the Notes to Condensed Consolidated Financial Statements included in Item 1.

Share-Based Compensation. Under our 2004 Equity Incentive Plan (the 2004 Plan), we grant share-based awards to eligible employees and directors to purchase shares of our common stock. In addition, we have a qualified employee stock purchase plan in which eligible employees may elect to withhold up to 15% of their compensation to purchase shares of our common stock on a quarterly basis at a discounted price equal to 85% of the lower of the employee’s offering price or the closing price of the stock on the date of purchase. The benefits provided by these plans qualify as share-based compensation under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires us to recognize compensation expense based on their estimated fair values determined on the date of grant for all share-based awards granted, modified or cancelled as of January 1, 2006 (the effective date). Prior to the effective date, we did not recognize any compensation cost in our income statements for share-based awards granted with an option price equal to the fair market value of the our common stock on the date of grant or employee stock purchase rights as we accounted for them under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”(APB 25) and its related interpretations and adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Stock-Based Compensation” (SFAS 123).

We adopted SFAS 123R on January 1, 2006 using the modified-prospective-transition method. Under this method, share-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense over the employee’s requisite service period. Prior periods are not revised for comparative purposes. For the three months ended March 31, 2006, we recognized $10.3 million, $1.3 million and $0.5 million of compensation expense for employee stock options (including stock options assumed in business combinations) and purchase rights, restricted stock units and restricted stock awards, respectively. At March 31, 2006, there were $60.4 million, $10.4 million and $2.8 million remaining in unrecognized compensation cost related to employee stock options, restricted stock units and restricted stock awards, respectively, which are expected to be recognized over a weighted average period of 2.0 years, 2.5 years and 1.5 years, respectively.

We estimate the fair value of share-based awards on the date of grant using the Black-Scholes option-pricing method (Black-Scholes method), which was also used for the pro forma information required to be disclosed under FAS 123. The determination of fair value of share-based awards using an option-pricing model requires the use of certain estimates and assumptions that affect the reported amount of share-based compensation cost recognized in our Condensed Consolidated Statements of Income. Among these include estimates of the expected term of share-based awards, expected volatility of our stock price, expected dividends and the risk-free interest rate. These estimates and assumptions are highly subjective and may result in materially different amounts should circumstances change and we employ different assumptions in our application of FAS 123R in future periods.

For share-based awards issued during the three months ended March 31, 2006, we estimated the expected term by considering various factors including the vesting period of options granted, employees’ historical exercise and post-employment termination behavior and aggregation by homogeneous employee groups. Our estimated volatility was derived using a combination of our historical stock price volatility and the implied volatility of market-traded options of our common stock with terms of up to approximately two years. Our decision to use a combination of historical and implied volatility was based upon the availability of actively traded options of our common stock and our assessment that such a combination was more representative of future expected stock price trends. We have never declared or paid any cash dividends on our common stock and currently do not anticipate paying such cash dividends. We currently anticipate that we will retain all of our future earnings for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, tax laws, and other factors as the Board of Directors, in its discretion, deems relevant. The risk-free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected term of the share-based awards.

RESULTS OF OPERATIONS

First Quarter of 2006 Compared to First Quarter of 2005

The following table compares revenues and gross margin by segment for the third quarter of 2005 and 2004:

	For the three months ended March 31,
(in millions)(unaudited)	2006	2005	Increase	% Increase
BioDiscovery revenues	$203.5	$162.4	$41.1	25%
BioProduction revenues	105.5	114.7	(9.2)	(8%)

Total revenues	$309.0	$277.1	$31.9	12%

BioDiscovery gross margin	69.3%	71.5%
BioProduction gross margin	48.8%	48.1%
Total gross margin	61.4%	61.6%

Revenues

Revenues increased by $31.9 million or 12% for the first quarter of 2006 compared to the first quarter of 2005. Acquisitions accounted for $34.7 million or 13%. Foreign currency translation reduced revenues by $9.0 million or 3%. The remaining $6.2 million or 2% of growth was mainly due to increased volume of $6.8 million, partially offset by lower royalty revenues of $0.6 million. Beginning with the first quarter of 2006 we revised our definition of the impact of acquisitions to be the amount of revenue generated by the acquired entity in the periods prior to the acquisition. Previously, we quantified this impact as the amount of revenue generated by the acquired entity in the current quarter.

Gross Margin

Overall gross margin in the first quarter of 2006 compared to the first quarter of 2005 remained relatively flat. Included in gross margin for the first quarters of 2006 and 2005 was approximately $2.2 million and $0.6 million, respectively, of costs associated with the write-up of acquired inventory to fair market value as a result of a business combination. In accordance with purchase accounting rules, this acquired inventory was written-up to fair market value and subsequently expensed as the inventory was sold. The impact of these inventory revaluations decreased our overall gross margin by approximately one percentage point in the first quarter of 2006 compared to the first quarter of 2005. This decrease was partially offset by segment mix and lower royalty expense as a result of retroactive changes to certain licensing agreements.

Operating Expenses

The following table compares operating expenses by segment for the first quarter of 2006 and 2005:

	For the three months ended March 31,
	2006		2005
(in millions)(unaudited)	Operating expense	As a percentage of segment revenues	Operating expense	As a percentage of segment revenues	$ Increase (decrease)	% Increase (decrease)
BioDiscovery segment:
Sales and marketing	$43.2	21%	$33.0	20%	$10.2	31%
General and administrative	22.6	11%	20.0	12%	2.6	13%
Research and development	24.3	12%	18.1	11%	6.2	34%
BioProduction segment:
Sales and marketing	$15.8	15%	$15.4	13%	$0.4	3%
General and administrative	9.5	9%	10.0	9%	(0.5)	(5%)
Research and development	3.5	3%	2.9	3%	0.6	21%
Unallocated(1):
Sales and marketing	$1.2		$0.1		$1.1
General and administrative	7.3		—		7.3
Research and development	1.1		0.2		0.9
Consolidated:
Sales and marketing	$60.2	19%	$48.5	18%	$11.7	24%
General and administrative	39.4	13%	30.0	11%	9.4	31%
Research and development	28.9	9%	21.2	8%	7.7	36%

(1)	Consists primarily of shared-based compensation expense associated with the adoption of FAS 123R. See Note 1 of the Condensed Consolidated Financial Statements for additional information.

Sales and Marketing. For the first quarter of 2006, sales and marketing expenses increased $11.7 million or 24% compared to the first quarter of 2005. Acquisitions accounted for $6.1 million of incremental expenses in 2006, partially offset by $0.2 million from foreign currency translation. The remaining $5.8 million increase was mainly due to $5.6 million as a result of increased salaries and headcount, $1.2 million from share-based compensation and $0.8 million in increased promotional and marketing activities, partially offset by $1.8 million in reduced incentive compensation. Overall, sales and marketing expenses as a percentage of revenues increased one percentage point mainly due to the reasons noted above.

General and Administrative. For the first quarter of 2006, general and administrative expenses increased $9.4 million or 31% compared to the first quarter of 2005. Acquisitions accounted for $4.5 million of incremental expenses in 2006, partially offset by $1.3 million from foreign currency translation. The remaining $6.2 million increase was mainly due to $7.3 million from share-based compensation and $3.1 million as a result of increased salaries and headcount, partially offset by a $1.4 million reduction in accrued healthcare premium liabilities as a result of lower-than-expected actual claims experience, $1.1 million in reduced incentive compensation and $1.7 million in other cost reductions as a result of various cost improvement activities. Excluding share-based compensation, general and administrative expenses increased 7% compared to the first quarter of 2005. Overall, general and administrative expenses as a percentage of revenues increased two percentage points mainly due to the reasons noted above.

Research and Development. Research and development expenses for the first quarter of 2006 increased $7.7 million or 36% compared to the first quarter of 2005. Acquisitions accounted for $5.4 million of incremental research and development expenses in 2006, partially offset by $0.5 million from foreign currency translation. The remaining $2.8 million increase was mainly due to $2.1 million as a result of increased salaries and headcount, $1.0 million from share-based compensation and $0.5 million in other costs, partially offset by $0.8 million in reduced incentive compensation.

Purchased Intangibles Amortization. Amortization expense related to purchased intangible assets acquired in our business combinations was $30.0 million for the first quarter of 2006 compared to $25.9 million for the first quarter of 2005. The $4.1 million increase is primarily due to a greater amount of intangible assets acquired through acquisitions being amortized in the first quarter of 2006 compared to the first quarter of 2005.

Business Consolidation Costs. Business consolidation costs for the three months ended March 31, 2006 were $2.1 million and represent costs associated with our efforts to realign our business and consolidation of certain facilities. These costs consisted mainly of termination benefits of certain employees involuntarily terminated. We expect to continue to incur business consolidation costs in 2006 as we further consolidate operations and facilities.

Interest Income. Interest income was $6.5 million for the first quarter of 2006, compared to $5.9 million for the first quarter of 2005. Included in 2005 interest income was a $0.9 million loss on sale of investments related to the acquisition of Dynal. Excluding this loss, interest income was $6.8 million for the first quarter of 2005. The $0.3 million decrease is mainly due to lower average cash and investment balances in the first quarter of 2006 compared to the first quarter of 2005.

Interest income in the future will be affected by changes in short-term interest rates and changes in cash balances, which may materially increase or decrease as a result of acquisitions and other financing activities.

Interest Expense. Interest expense was $8.4 million for the first quarter of 2006 compared to $7.3 million for the first quarter of 2005. The $1.1 million increase was mainly due to a higher average balance of our convertible debt in the first three months of 2006 compared to the first three months of 2005 as a result of the issuance of our 3 1/4% convertible notes in June 2005. The increase was slightly offset by the partial redemption of our 2 1/4% convertible notes in the second and fourth quarters of 2005 and the first quarter of 2006.

Provision for Income Taxes. The estimated annual effective tax rate as a percentage of pre-tax income was 30.4% for the first quarter of 2006 compared with 30.9% for the first quarter of 2005. The decrease in the effective tax rate is due primarily to an increase in the proportion of income earned in jurisdictions having lower effective tax rates than the U.S., offset by the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments,” and the expiration of federal research and development tax credits.

Segment Results for the First Quarter of 2006 Compared to the First Quarter of 2005

BioDiscovery Segment. BioDiscovery revenues for the first quarter of 2006 increased $41.1 million or 25% compared to the first quarter of 2005. The increase was mainly driven by acquisitions of 21% and organic growth of 7%, which were partially offset by foreign currency translation of 3%. BioDiscovery gross margin for the first quarter of 2006 decreased two percentage points to 69% compared to the first quarter of 2005. Included in 2006 BioDiscovery gross margin were lower margin products from acquired businesses and higher period costs, each of which accounted for a two percentage point decrease. This decrease was partially offset by a two percentage point increase due to favorable retroactive changes to certain licensing agreements. BioDiscovery operating margin decreased three percentage points to 25% for the first quarter of 2006 compared to the first quarter of 2005. The decrease was mainly due to the decrease in BioDiscovery gross margin and higher spending in sales and marketing and research and development as a percentage of revenues in the first quarter of 2006 compared to the same quarter in 2005.

BioProduction Segment. BioProduction revenues for the first quarter of 2006 decreased $9.2 million or 8% compared to the first quarter of 2005. The decrease was mainly due to unfavorable foreign currency translation of 3%, overall decrease in volume of 4% primarily driven by lower sales of cell culture products to industrial customers, and lower average selling prices of 1%. BioProduction gross margin for the first quarter of 2006 increased one percentage point to 49% compared to the first quarter of 2005. The increase was mainly due to lower variable costs associated with productivity improvements. BioProduction operating margin decreased by one percentage point to 22% for the first quarter of 2006 compared to the first quarter of 2005. The decrease was mainly due to an increase in sales and marketing expenses as a percentage of revenues, partially offset by the increase in BioProduction gross margin.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $480.0 million at March 31, 2006, an increase of $44.8 million from December 31, 2005 primarily due to cash provided from operating activities of $33.2 million, cash provided by investing activities of $43.7 million and favorable impact of foreign currency of $1.2 million, partially offset by cash used in financing activities of $33.3 million.

Operating activities provided net cash of $33.2 million during the first quarter of 2006 primarily from our net income of $19.2 million and net non-cash charges of $38.3 million. Net changes in operating assets and liabilities reduced cash from operating activities by $24.3 million. The decrease was mainly due to a $25.6 million decrease in accrued expenses and other liabilities as a result of payment of our 2005 incentive compensation and fewer number of days accrued for payroll, a $12.0 million increase in inventories due to timing of when inventories were produced and sold, a $3.6 million decrease in accounts payable primarily due to timing of when payments were made. These decreases were partially offset by a $15.4 million increase in income taxes payable primarily due to an increase in our income tax provision, a $0.9 million decrease in accounts receivable as a result of lower revenues in the first quarter of 2006 compared to the fourth quarter of 2005 and a $0.5 million increase in prepaid expenses and other assets.

As a result of working capital improvement programs, we expect to utilize our working capital more efficiently in the future resulting in higher inventory turnover and lower days sales outstanding. Our working capital factors, such as inventory turnover and days sales outstanding are seasonal, and on an interim basis during the year, may require an influx of short-term working capital.

On January 9, 2006, we entered into a syndicated $250 million senior secured credit facility (the Credit Facility) with Bank of America, N.A. Interest rates on outstanding borrowings are determined by reference to LIBOR or to an alternate base rate, with margins determined based on changes in our leverage ratio. Under the terms of the Credit Facility, we may request that the aggregate amount available be increased by $100 million of additional financing, subject to certain conditions having been met, including the availability of additional lender commitments. The Credit Facility contains various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financings of this type. We currently anticipate using the proceeds of the Credit Facility for the purpose of general working capital and capital expenditures, and the Credit Facility will terminate and all amounts outstanding under it will be due and payable in full on January 6, 2011. See Note 6 of the Notes to Condensed Consolidated Financial Statements.

As of March 31, 2006, several of the Company’s foreign subsidiaries had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The U.S. dollar equivalent of these facilities totaled $11.5 million, of which $0.5 million was outstanding at March 31, 2006.

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

CONTRACTUAL OBLIGATIONS

During the three months ended March 31, 2006, we terminated an existing operating lease and entered into a new operating lease agreement for the same property for one of our office and manufacturing facilities. The new lease agreement expires in 2022 and provides for escalating rental payments with the option to renew extending through 2038. See Note 8 to our Condensed Consolidated Financial Statements. We did not enter into any other significant contractual obligations during the three months ended March 31, 2006. We have no significant contractual obligations not fully recorded on our Condensed Consolidated Balance Sheets or fully disclosed in the Notes to our Condensed Consolidated Financial Statements. We have no off-balance sheet arrangements as defined in S-K 303(a)(4)(ii).

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

We have $188 million of subordinated convertible notes that are due in 2006, $350 million of senior convertible notes that are due in 2023, $450 million of senior convertible notes due in 2024 and $350 million of senior convertible notes due in 2025. In addition, the holders of our $350 million of senior convertible notes due in 2023 have the option to require us to redeem the notes for cash at par value in August of 2010, 2013 or 2018. The holders of our $450 million senior convertible notes have the option to require us to redeem the notes for cash at par value in February of 2012, 2017 or 2022. The holders of our $350 million senior convertible notes due in 2025 have the option to require us to redeem the notes for cash at par value in June of 2011, 2015 or 2020. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on these notes, we will be in default under the terms of the loan agreements or indentures, which could, in turn, cause defaults under the remainder of these existing and any future debt obligations.

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

A significant portion of our business is conducted in currencies other than the U.S. dollar, which is our reporting currency. Our 2005 acquisition of Dynal Biotech Holding AS substantially increases the portion of our business that is conducted in Norwegian Kroner and the associated currency translation risk. While we attempt to hedge cash flows in these currencies, this program relies in part on forecasts of these cash flows and the expected range of fluctuations. As a result, we cannot assure you this program will adequately protect our operating results from the full effects of exchange rate fluctuations. We also continually evaluate the costs and benefits of our hedging program and cannot assure you that we will continue to conduct hedging activities. As a result, fluctuations between the currencies in which we do business have caused and will continue to cause foreign currency transaction gains and losses. We cannot predict the effects of currency exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures, and the volatility of currency exchange rates.

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

Our operating results and stock price have in the past been, and will continue to be, subject to quarterly fluctuations as a result of a number of factors, including those listed in this section of this Quarterly Report and those we have failed to foresee. Our stock price and the price of our convertible notes could also be affected by an inability to meet analysts’ expectations, general fluctuations in the stock market or the stocks of companies in our industry or those of our customers. Such volatility has had a significant effect on the market prices of many companies’ securities for reasons unrelated to their operating performance, and has in the past led to securities class action litigation. Securities litigation against us could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business.

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

Foreign Currency Transactions. We have operations in Europe, Asia-Pacific and the Americas. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. Many of our reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in exchange rates because they may become worth more or less than they were worth at the time we entered into the transaction due to changes in currency exchange rates. Both realized and unrealized gains or losses on the value of these receivables and payables are included in the determination of net income. Realized and unrealized gains or losses on the value of financial contracts entered into to hedge the currency exchange rate exposure of these receivables and payables are also included in the determination of net income. Net currency exchange gains recognized on business transactions, net of hedging transactions, were $0.4 million for the three months ended March 31, 2006 and are included in other income and expense in the Condensed Consolidated Statements of Income.

Our currency exposures vary, but are primarily concentrated in the euro, British pound sterling, Norwegian kroner and Japanese yen. Historically, we have used foreign currency forward contracts to mitigate foreign currency risk on foreign currency receivables and payables. At March 31, 2006, we had $14.8 million in foreign currency forward contracts outstanding to hedge currency risk on specific receivables and payables. These contracts, which all settle in April 2006, effectively fix the exchange rate at which these specific receivables and payables will be settled in, so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying receivables and payables.

In addition to hedging the value of our foreign currency receivables and payables, our foreign currency-hedging program includes hedging of forecasted foreign currency cash flows. The increase or decrease in value of forward contracts to hedge forecasted foreign currency cash flows prior to their maturity are accounted for as cash flow hedges and recorded in other comprehensive income in the Condensed Consolidated Balance Sheets. To the extent any portion of the forward contracts is determined to not be an effective hedge, the increase or decrease in value prior to the maturity are recorded in other income and expense in the Condensed Consolidated Statements of Income. At March 31, 2006, we did not have any outstanding forward contracts to hedge forecasted foreign currency cash flows.

Commodity Prices. Our exposure to commodity price changes relates to certain manufacturing operations that utilize certain commodities as raw materials. We manage our exposure to changes in those prices primarily through our procurement and sales practices.

Interest Rates. Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The fair value of our cash equivalents and marketable securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. At March 31, 2006, we had $711.0 million in cash, cash equivalents and marketable securities, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of $480.0 million of our cash and cash equivalents at March 31, 2006, as these consisted of securities with maturities of less than three months. A 100 basis point increase or decrease in interest rates would, however, decrease or increase, respectively, the remaining $231.0 million of our investments by approximately $0.7 million. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our statement of income until the investment is sold or if the reduction in fair value was determined to be a permanent impairment.

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

In addition, the Principal Executive Officer and Principal Financial Officer have concluded that there have been no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are engaged in various legal actions arising in the ordinary course of our business and believe that the ultimate outcome of these actions will not have a material adverse effect on our business or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	None.

c)	None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

Exhibits: For a list of exhibits filed with this report, refer to the Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVITROGEN CORPORATION

Date: April 28, 2006	By:	/s/ David F. Hoffmeister
David F. Hoffmeister
Chief Financial Officer
(Principal Financial Officer and
Authorized Signatory)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1	Restated Certificate of Incorporation of Invitrogen, as amended.(1)

3.2	Amended and Restated Bylaws of Invitrogen.(2)

3.3	Certificate of Correction to the Restated Certificate of Incorporation of Invitrogen, dated February 21, 2001.(3)

4.1	Specimen Common Stock Certificate.(4)

4.2	5 1/2% Convertible Subordinated Notes Due 2007, Registration Rights Agreement, by and among Invitrogen, and Donaldson, Lufkin & Jenrette Securities Corporation et al., as Initial Purchasers, dated March 1, 2000.(5)

4.3	Indenture, by and between Invitrogen and State Street Bank and Trust Company of California, N.A., dated March 1, 2000.(5)

4.4	2 1/4% Convertible Subordinated Notes due 2006, Registration Rights Agreement, by and among Invitrogen and Credit Suisse First Boston Corporation et al., as Initial Purchasers, dated December 11, 2001.(6)

4.5	Indenture, by and between Invitrogen and State Street Bank and Trust Company of California, N.A. and Table of Contents of Indenture, including Cross-Reference Table to the Trust Indenture Act of 1989, dated December 11, 2001.(6)

4.6	2% Convertible Senior Notes Due 2023, Registration Rights Agreement, by and among Invitrogen, and UBS Securities LLC and Credit Suisse First Boston LLC, as Initial Purchasers, dated August 1, 2003.(7)

4.7	Indenture, by and between Invitrogen and U.S. Bank National Association, dated August 1, 2003.(7)

4.8	1 1/2% Convertible Senior Notes Due 2024, Registration Rights Agreement, by and among Invitrogen, and UBS Securities LLC and Bear Stearns & Co Inc., as Initial Purchasers, dated February 19, 2004.(8)

4.9	Indenture, by and between Invitrogen and U.S. Bank National Association, dated February 19, 2004.(8)

4.10	Indenture, by and between Invitrogen and U.S. Bank National Association, dated as of December 14, 2004. (9)

4.11	Indenture, by and between Invitrogen and U.S. Bank National Association, dated as of December 14, 2004. (9)

4.12	3.25% Convertible Senior Notes Due 2025, Registration Rights Agreement, by and among Invitrogen, and UBS Securities LLC and Banc of America Securities LLC., as Initial Purchasers, dated June 20, 2005. (10)

4.13	3.25% Convertible Senior Notes Due 2025, Indenture, by and between Invitrogen and U.S. Bank National Association, dated June 20, 2005.(10)

10.93	Executive Officer Severance Plan and Summary Plan Description.(11)

10.94	Change-in-Control Agreement by and between Invitrogen Corporation and John L. Miller, dated as of December 5, 2005.(12)

10.95	Indemnification Agreement by and between Invitrogen Corporation and John L. Miller, dated as of December 5, 2005.(12)

10.96	Change-in-Control Agreement by and between Invitrogen Corporation and Jon Hindar, dated as of January 3, 2006.(12)

10.97	Indemnification Agreement by and between Invitrogen Corporation and Jon Hindar, dated as of January 3, 2006.(12)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2000 (File No. 000-25317).

(2)	The Amended and Restated Bylaws are incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-68665). A further amendment to the Bylaws adopted by a Resolution of the Board of Directors dated July 19, 2001 is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2001 (File No. 000-25317).

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2001 (File No. 000-25317).

(4)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-68665).

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-37964).

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2001 (File No. 000-25317), as amended.

(7)	Incorporated by reference to Registrant’s Registration Statement on Form S-3 (File No. 333-110060).

(8)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2004 (File No. 000-25317).

(9)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-K for the year period ended December 31, 2004. (File No. 000-25317).

(10)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on June 24, 2005 (File No. 000-25317).

(11)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on February 28, 2006 (File No. 000-25317).

(12)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on January 9, 2006 (File No. 000-25317).