Form 10-Q
period 2006-06-30
INVITROGEN CORP
filed 2006-08-08
CIK 1073431

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 126-2 of the Act).    Yes  ☐ or No  ☒

As of August 2, 2006, there were 58,812,309 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INVITROGEN CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$600,267	$435,230
Short-term investments	128,508	310,510
Restricted cash and investments	4,401	6,132
Trade accounts receivable, net of allowance for doubtful accounts of $7,925 and $5,368, respectively	206,651	194,942
Inventories	155,740	136,753
Deferred income tax assets	49,629	35,147
Prepaid expenses	16,701	16,972
Other current assets	10,186	15,510

Total current assets	1,172,083	1,151,196
Property and equipment, net	287,081	278,447
Goodwill	1,898,270	1,866,288
Intangible assets, net	441,110	490,996
Deferred income tax assets	5,699	4,306
Long-term investments	26	187
Other assets	83,140	85,629

Total assets	$3,887,409	$3,877,049

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$178,324	$234,246
Accounts payable	69,690	85,335
Accrued expenses and other current liabilities	128,900	159,009
Income taxes	36,022	32,987

Total current liabilities	412,936	511,577
Long-term debt	1,151,896	1,151,923
Pension liabilities	21,103	16,431
Deferred income tax liabilities	125,072	141,432
Other long-term obligations, deferred credits and reserves	13,664	13,892

Total liabilities	1,724,671	1,835,255

Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock; $0.01 par value, 6,405,884 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value, 125,000,000 shares authorized; 58,703,384 and 58,289,752 shares issued, respectively	587	583
Additional paid-in-capital	2,187,541	2,142,542
Accumulated other comprehensive (loss) income	20,361	(16,688)
Retained earnings	175,269	136,377
Less cost of treasury stock: 5,331,562 shares at June 30, 2006 and December 31, 2005	(221,020)	(221,020)

Total stockholders’ equity	2,162,738	2,041,794

Total liabilities and stockholders’ equity	$3,887,409	$3,877,049

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITROGEN CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Revenues	$313,637	$306,456	$622,641	$583,537
Cost of revenues	123,063	128,410	242,410	234,832

Gross profit	190,574	178,046	380,231	348,705

Operating Expenses:
Sales and marketing	63,621	56,294	123,812	104,774
General and administrative	41,773	31,999	81,195	62,003
Research and development	26,614	24,263	55,514	45,504
Purchased intangibles amortization	29,476	29,866	59,428	55,767
Purchased in-process research and development	—	12,686	—	13,886
Business consolidation costs	3,268	—	5,399	—

Total operating expenses	164,752	155,108	325,348	281,934

Operating income	25,822	22,938	54,883	66,771

Other income (expense):
Interest income	7,925	5,074	14,392	10,950
Interest expense	(8,108)	(7,776)	(16,477)	(15,034)
Gain on early retirement of debt	—	139	—	139
Other income, net	2,002	170	2,455	25,843

Total other income (expense), net	1,819	(2,393)	370	21,898

Income before provision for income taxes	27,641	20,545	55,253	88,669
Income tax provision	(7,961)	(5,639)	(16,355)	(26,689)

Net income	$19,680	$14,906	$38,898	$61,980

Earnings per common share:
Basic	$0.37	$0.29	$0.73	$1.20

Diluted	$0.36	$0.27	$0.72	$1.10

Weighted average shares used in per share calculation:
Basic	53,226	52,076	53,113	51,766
Diluted	54,824	55,676	54,823	60,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITROGEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended June 30,
	2006	2005
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,898	$61,980
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of businesses acquired and divested:
Depreciation	19,930	19,155
Amortization of intangible assets	60,648	57,680
Amortization of deferred debt issue costs	1,238	1,642
Amortization of premiums on investments, net of accretion of discounts	(4,036)	3,046
Share-based compensation	24,235	3,340
Incremental tax benefits from stock options exercised	(2,125)	—
Deferred income taxes	(31,796)	(19,256)
In-process research and development	—	13,886
Other non-cash adjustments	5,080	13,516
Changes in operating assets and liabilities:
Trade accounts receivable	(10,531)	(16,284)
Inventories	(21,129)	13,976
Prepaid expenses and other current assets	5,892	17,065
Other assets	1,188	(16,642)
Accounts payable	(16,005)	10,719
Accrued expenses and other current liabilities	(21,780)	(36,448)
Income taxes	7,685	8,371

Net cash provided by operating activities	57,392	135,746

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of available-for-sale securities	188,933	621,350
Purchases of available-for-sale securities	—	(185,363)
Net cash paid for business combinations	(24,804)	(483,038)
Purchases of property and equipment	(31,954)	(32,930)
Proceeds from the sale of assets Payments for intangible assets	10,645 (6,683)	— (1,037)

Net cash provided by (used in) investing activities	136,137	(81,018)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term obligations	—	350,609
Principal payments on long-term obligations	(56,206)	(141,806)
Proceeds from sale of common stock	18,487	54,656
Incremental tax benefits from stock options exercised	2,125	—

Net cash (used in) provided by financing activities	(35,594)	263,459

Effect of exchange rate changes on cash	7,102	(19,763)

Net increase in cash and cash equivalents	165,037	298,424
Cash and cash equivalents, beginning of period	435,230	198,396

Cash and cash equivalents, end of period	$600,267	$496,820

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

Computation of Earnings Per Share

Basic earnings per share was computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur from the following items:

•	Convertible subordinated notes and contingently convertible notes where the effect of those securities is dilutive;

•	Dilutive stock options; and

•	Unvested restricted stock

Computations for basic and diluted earnings per share are as follows:

(in thousands, except per share data)	Income (Numerator)	Shares (Denominator)	Earnings Per Share
Three months ended June 30, 2006
Basic earnings per share:
Net income	$19,680	53,226	$0.37

Diluted earnings per share:
Dilutive stock options	—	754
Unvested restricted stock	—	77
2% Convertible Senior Notes due 2023	105	478
1 1/2% Convertible Senior Notes due 2024	71	289

Net income plus assumed conversions	$19,856	54,824	$0.36

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		5,104
2 1/4% Convertible Subordinated Notes due 2006		2,113
Three months ended June 30, 2005
Basic earnings per share:
Net income	$14,906	52,076	$0.29

Diluted earnings per share:
Dilutive stock options	—	1,601
Unvested restricted stock	—	302
2% Convertible Senior Notes due 2023	190	1,320
1 1/2% Convertible Senior Notes due 2024	92	377

Net income plus assumed conversions	$15,188	55,676	$0.27

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		509
2 1/4% Convertible Subordinated Notes due 2006		4,786

(in thousands, except per share data) (unaudited)	Income (numerator)	Shares (denominator)	Earnings per share
Six months ended June 30, 2006
Basic earnings per share:
Net income	$38,898	53,113	$0.73

Diluted earnings per share:
Dilutive stock options	—	797
Unvested restricted stock	—	79
2% Convertible Senior Notes due 2023	222	544
1 1/2% Convertible Senior Notes due 2024	143	290

Net income plus assumed conversions	$39,263	54,823	$0.72

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		4,653
2 1/4% Convertible Subordinated Notes due 2006		2,352
Six months ended June 30, 2005
Basic earnings per share:
Net income	$61,980	51,766	$1.20

Diluted earnings per share:
Dilutive stock options	—	1,531
Unvested restricted stock	—	238
2 1/4% Convertible Subordinated Notes due 2006	3,835	5,296
2% Convertible Senior Notes due 2023	379	1,137
1 1/2% Convertible Senior Notes due 2024	186	377

Net income plus assumed conversions	$66,380	60,345	$1.10

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		855

Share-Based Compensation

The Company has ten stock option plans: the 1995, 1997, 2000, 2001, 2002 and 2004 Invitrogen Corporation stock option plans, the 1996 and 1998 NOVEX Stock Option/Stock Issuance Plans, the Life Technologies 1995 and 1997 Long-Term Incentive Plans. During 2004, the Company’s shareholders approved the 2004 Invitrogen Equity Incentive Plan (the 2004 Plan), which replaced the Company’s 1997, 2000, 2001 and 2002 stock option plans (collectively, the Prior Plans). Upon approval of the 2004 Plan, all Prior Plans were frozen and a total of 5.7 million shares of the Company’s common stock were reserved for granting of new awards under the 2004 Plan. The total shares reserved for issuance under the 2004 Plan includes all options and other awards that the Company has granted that are still outstanding under the Prior Plans as of December 31, 2005. Pursuant to an employment agreement entered in May 2003, the Company granted an option to purchase 675,000 shares of the Company’s common stock to its Chief Executive Officer, which was granted outside any of the Company’s option plans discussed above.

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

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which revised Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (SFAS 95). SFAS 123R establishes the accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. The provisions of SFAS 123R are effective for the Company beginning January 1, 2006. Prior to January 1, 2006, the Company accounted for its share-based awards under the recognition and measurement principles of APB 25 and its related interpretations and adopted the disclosure only provision of SFAS 123. Accordingly, no compensation cost was recognized for the employee stock option plan or employee stock purchase plan under the fair value recognition provisions of SFAS 123. Effective January 1, 2006, the Company adopted the provisions of SFAS 123R using the modified-prospective-transition method. Under this method, share-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense over the employee’s requisite service period for all share-based awards granted, modified or cancelled as of January 1, 2006. The Company did not have any awards with market or performance conditions outstanding as of June 30, 2006.

The Company used the Black-Scholes option-pricing model (Black-Scholes model) to value share-based employee stock option and purchase right awards, which was also used for the Company’s pro forma disclosure required under FAS 123 prior to adoption of SFAS 123R on January 1, 2006. The determination of fair value of stock-based payment awards using an option-pricing model requires the use of certain estimates and assumptions that affect the reported amount of share-based compensation cost recognized in the Condensed Consolidated Statements of Income. Among these include the expected term of options, the estimated forfeitures, the expected volatility of the Company’s stock price, the expected dividends and the risk-free interest rate.

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

The underlying assumptions used to value employee stock options and purchase rights granted during the six months ended June 30, 2006 were as follows:

	Options		Purchase Rights
Weighted average risk free interest rate	4.94%		4.97%
Expected term of share-based awards	4.2	yrs	1.1	yrs
Expected stock price volatility	33%		34%
Expected dividend yield	0%		0%
Weighted average fair value of share-based awards granted	$22.86		$20.54

SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as permitted under APB 25. As a result, $2.1 million of these excess tax benefits that were previously reported as net operating cash flows are now reported as net financing cash flows for the six months ended June 30, 2006.

The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes. The Company considered its historical experience of pre-vesting option forfeitures as the basis to arrive at its estimated pre-vesting option forfeiture rate of 9% per year for the six months ended June 30, 2006. All option awards, including those with graded vesting, were valued as a single award with a single average expected term and are amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. At June 30, 2006, there was $67.3 million remaining in unrecognized compensation cost related to employee stock options (including stock options assumed in business combinations), which is expected to be recognized over a weighted average period of 2 years. No compensation cost was capitalized in inventory during the six months ended June 30, 2006 as the amounts included were not material.

Total share-based compensation expense for employee stock options (including stock options assumed in business combinations) and purchase rights recognized for the three and six months ended June 30, 2006 is comprised of the following:

(in thousands, except per share amounts)	Three months ended June 30, 2006	Six months ended June 30, 2006
Cost of revenues	$765	$1,502
Sales and marketing	1,262	2,473
General and administrative	7,617	14,930
Research and development	1,072	2,120

Share-based compensation expense before taxes	10,716	21,025
Related income tax benefits	2,283	4,657

Share-based compensation expense, net of taxes	$8,433	$16,368

Net share-based compensation expense per common share:
Basic	$0.16	$0.31
Diluted	$0.15	$0.30

The weighted average grant-date fair value of options granted during the six months ended June 30, 2006 was $22.86. The total intrinsic value of options exercised during the six months ended June 30, 2006 was $6.8 million. Total cash received from the exercise of employee stock options and purchase rights was $11.3 million and $7.1 million, respectively, for the six months ended June 30, 2006. A summary of employee stock option activity for the six months ended June 30, 2006 is presented below:

	Options (in 000’s)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in 000’s)
Outstanding at December 31, 2005	6,997	$58.11
Granted	1,184	$66.56
Exercised	(263)	$43.24
Cancelled	(550)	$65.93

Outstanding at June 30, 2006	7,368	$59.35	7.6	$49,510

Exercisable at June 30, 2006	3,536	$54.70		$40,215

Restricted stock units represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. There is no exercise price and no monetary payment is required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. Restricted stock units generally vest over three to four years. Compensation cost for these awards is based on the estimated fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. Pre-vesting forfeitures were estimated to be approximately 0% for the six months ended June 30, 2006. For the three and six months ended June 30, 2006, the Company recognized $1.0 million and $2.3 million, respectively, in share-based compensation cost related to these restricted stock unit awards. At June 30, 2006, there was $12.3 million remaining in unrecognized compensation cost related to these awards, which is expected to be recognized over a weighted average period 2.3 years.

The weighted average grant date fair value of restricted stock units granted during the six months ended June 30, 2006 was $66.95. A summary of restricted stock activity for the six months ended June 30, 2006 is presented below:

	Restricted Stock Units (in 000’s)	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in 000’s)
Outstanding at December 31, 2005	224
Granted	81
Exercised	—
Cancelled	(23)

Outstanding at June 30, 2006	282	8.5	$18,640

Exercisable at June 30, 2006	10		$629

During 2004 and 2003, the Company issued 20,000 and 155,000 shares of restricted stock awards, respectively, with a weighted average grant date fair value of $72.77 for issuances during 2004 and $49.34 for issuances during 2003 to certain executive officers and key employees. The awards generally vest over four years. Compensation cost for these restricted stock awards is based on the estimated fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. Pre-vesting forfeitures were estimated to be approximately 0% for the six months ended June 30, 2006. For the three and six months ended June 30, 2006, the Company recognized $0.5 million and $1.0 million, respectively, in share-based compensation cost related to these restricted stock awards. At June 30, 2006, there was $2.3 million remaining in unrecognized compensation cost related to these awards, which is expected to be recognized over a weighted average period of 1.25 years.

	Restricted Stock Awards (in 000’s)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	97	$61.37
Granted	—	—
Vested	(10)	$72.77
Cancelled	(10)	$58.70

Nonvested at June 30, 2006	77	$51.03

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

(in thousands, except per share data)	Three months ended Jun 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$14,906	$61,980
Add: Stock-based compensation expense included in reported net income, net of related tax effects	1,293	2,340
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(11,362)	(21,306)

Pro forma net income	$4,837	$43,014

Basic earnings per share:
As reported	$0.29	$1.20

Pro forma	$0.09	$0.83

Diluted earnings per share:
As reported	$0.27	$1.10

Pro forma	$0.09	$0.71

The fair value of each option grant and purchase right was estimated on the date of grant using the present value pricing method as described in SFAS 123. The underlying assumptions used to estimate the fair values of options and purchase rights granted during the six months ended June 30, 2005 were as follows:

	Six months ended Jun 30, 2005
	Options		Purchase Rights
Weighted average risk free interest rate	3.67%		3.21%
Expected term	4.5	yrs	1.1	yrs
Expected stock price volatility	38%		39%
Expected dividend yield	—		—
Weighted average fair value of share-based awards granted	$27.66		$22.52

Comprehensive Income

Total comprehensive income consists of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Net income, as reported	$19,680	$14,906	$38,898	$61,980
Unrealized gain (loss) on investments, net of related tax effects	460	692	1,627	(579)
Unrealized gain (loss) on hedging transactions, net of related tax effects	(1,472)	4,746	(1,687)	9,909
Minimum pension liability adjustment, net of related tax effects	—	2	—	4
Foreign currency translation adjustment	30,785	(29,763)	37,109	(54,200)

Total comprehensive income	$49,453	$(9,417)	$75,947	$17,114

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

In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006, which is the Company’s fiscal year 2007. The Company has not yet evaluated the potential impact of adopting FIN 48 on its consolidated financial statements.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

2.	Composition of Certain Financial Statement Items

Investments

Investments consisted of the following:

(in thousands)	June 30, 2006	December 31, 2005
	(Unaudited)
Short-term
Corporate obligations	$61,233	$132,791
U.S. Treasury and Agency obligations	64,610	156,608
Municipal obligations	—	3,443
Commercial paper	2,665	17,668

Total short-term investments	$128,508	$310,510

Long-term
Corporate obligations	$—	$171
U.S. Treasury and Agency obligations	26	16
Equity securities	—	—

Total long-term investments	$26	$187

Total investments	$128,534	$310,697

Inventories

Inventories consisted of the following:

(in thousands)	June 30, 2006	December 31, 2005
	(Unaudited)
Raw materials and components	$29,675	$20,941

Work in process (materials, labor and overhead)	21,248	17,982
Adjustment to write up acquired inventory to fair value	89	3,657

Total work in process	21,337	21,639

Finished goods (materials, labor and overhead)	104,375	93,442
Adjustment to write up acquired inventory to fair value	353	731

Total finished goods	104,728	94,173

	$155,740	$136,753

Property and Equipment

Property and equipment consisted of the following:

	Estimated Useful Life (in years)	June 30, 2006	December 31, 2005
(in thousands)		(Unaudited)
Land	—	$23,430	$23,305
Building and improvements	1-50	178,804	163,149
Machinery and equipment	1-10	211,356	201,836
Construction in process	—	44,145	43,920

		457,735	432,210
Accumulated depreciation and amortization		(170,654)	(153,763)

		$287,081	$278,447

Goodwill and Other Intangible Assets

The $32.0 million increase in goodwill on the condensed consolidated balance sheets from December 31, 2005 to June 30, 2006 was the result of $11.9 million in adjustments to amounts recorded previously for prior year acquisitions as we continue to modify estimated fair values of assets acquired, liabilities assumed or costs of the transaction and $20.1 million in foreign currency translation. The adjustments were primarily related to additional payments made for the achievement of certain development milestones and additional reserves for certain contingent obligations and the termination and relocation of certain employees to other sites.

Intangible assets consisted of the following:

	June 30, 2006 (Unaudited)			December 31, 2005
(in thousands)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Purchased technology	7 years	$751,588	$(425,419)	7 years	$740,374	$(376,187)
Purchased tradenames and trademarks	7 years	82,338	(48,832)	7 years	88,258	(44,927)
Purchased customer base	10 years	65,643	(23,436)	10 years	78,205	(27,679)
Other intellectual properties	3 years	49,626	(17,849)	3 years	39,595	(14,094)

		$949,195	$(515,536)		$946,432	$(462,887)

Intangible assets not subject to amortization:
Purchased tradenames and trademarks		$7,451			$7,451

Amortization expense related to intangible assets for the three months ended June 30, 2006 and 2005 was $30.1 million and $30.8 million, respectively, and $60.6 million and $ 57.7 million for the six months ended June 30, 2006 and 2005, respectively. Estimated aggregate amortization expense is expected to be $61.4 million for the remainder of fiscal year 2006. Estimated aggregate amortization expense for fiscal years 2007, 2008, 2009 and 2010 is $105.9 million, $70.2 million, $59.7 million and $47.1 million, respectively.

3.	Other income (expense), net

Other income (expense), net consisted of the following:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2006	2005	2006	2005
Gain on forward contract	$—	$—	$—	$21,003
Sale of equity investment	—	—	—	2,796
Foreign currency gain on intercompany loan	—	—	—	2,200
Legal settlement	935	—	935	—
Other	1,067	170	1,520	(156)

	$2,002	$170	$2,455	$25,843

4.	Business Combinations

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

As of June 30, 2006, the final purchase price allocation is shown below:

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

As part of the integration of the business, the Company has established a reserve for the termination and relocation of certain employees to other sites. At June 30, 2006, the Company had $0.9 million remaining in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets related to this integration. For the six months ended June 30, 2006, the Company made payments of approximately $0.4 million related to severance charges that had been accrued for acquisition and business integration costs.

Business Consolidation Costs

The Company continues to integrate recent acquisitions into its operations and recorded approximately $5.4 million for the six months ended June 30, 2006 related to these efforts. These expenses relate primarily to the severance of employees and other costs associated with consolidation.

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

Segment information is as follows:

(dollars in thousands)	BioDiscovery	BioProduction	Corporate and Unallocated (1)	Total
Three months ended June 30, 2006
Revenues from external customers	$204,763	$108,874	$—	$313,637

Gross profit (loss)	143,556	49,627	(2,609)	190,574

Gross margin	70%	46%		61%
Selling and administrative	69,918	26,597	8,879	105,394
Research and development	22,592	2,950	1,072	26,614
Purchased intangibles amortization, in-process research and development and business consolidation costs	—	—	32,744	32,744

Operating income (loss)	$51,046	$20,080	(45,304)	$25,822

Operating margin	25%	18%		8%
Three months ended June 30, 2005
Revenues from external customers	$185,422	$121,034	$—	$306,456

Gross profit (loss)	130,956	58,208	(11,118)	178,046

Gross margin	71%	48%		58%
Selling and administrative Research and development	62,716 21,283	25,501 2,767	76 213	88,293 24,263
Purchased intangibles amortization and in-process research and development	—	—	42,552	42,552

Operating income (loss)	$46,957	$29,940	$(53,959)	$22,938

Operating margin	25%	25%		7%
Six months ended June 30, 2006
Revenues from external customers	$408,212	$214,429	$—	$622,641

Gross profit (loss)	284,630	101,166	(5,565)	380,231

Gross margin	70%	47%		61%
Selling and administrative	135,774	51,830	17,403	205,007
Research and development	46,947	6,447	2,120	55,514
Purchased intangibles amortization, in-process research and development and business consolidation costs	—	—	64,827	64,827

Operating income (loss)	$101,909	$42,889	$(89,915)	$54,883

Operating margin	25%	20%		9%
Six months ended June 30, 2005
Revenues from external customers	$347,773	$235,764	$—	$583,537

Gross profit (loss)	247,111	113,406	(11,812)	348,705

Gross margin	71%	48%		60%
Selling and administrative Research and development	115,691 39,440	50,940 5,632	146 432	166,777 45,504
Purchased intangibles amortization and in-process research and development	—	—	69,653	69,653

Operating income (loss)	$91,980	$56,834	$(82,043)	$66,771

Operating margin	26%	24%		11%

(1)

Unallocated items for the three months ended June 30, 2006 and 2005 include noncash charges for purchase accounting inventory revaluations of $1.8 million and $11.2 million, amortization of purchased intangibles of $29.5 million and $29.9 million, in-process research and development of $0 million and $12.7 million, amortization of deferred compensation of $0.1 million and $0.4 million, business consolidation costs of $3.3 million and $0 million, and expenses related to share-based payments as a result of the adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payments,” of $10.6 million and $0 million, respectively. These items are not allocated by management for purposes of analyzing the operations since they are principally non-cash or other costs resulting primarily from business restructuring or purchase accounting that are separate from ongoing operations. Unallocated items for the six months ended June 30, 2006 and 2005, include costs for purchase accounting inventory revaluations of $4.1 million and $11.8 million, amortization of purchased intangibles of $59.4 million and $55.8 million, in-process research and development of $0 million and $13.9 million and amortization of deferred compensation of $0.3 million and $0.7 million, business consolidation costs of $5.4 million and $0 million, and expenses related to share-based payments as a result of the adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payments,” of $20.7 million and $0 million, respectively. These items are not allocated by management for purposes of analyzing the operations since they are principally non-cash or other costs resulting primarily from business restructuring or purchase accounting that are separate from ongoing operations.

6.	Long-Term Debt

Long-term debt consists of the following:

(in thousands)	June 30, 2006	December 31, 2005
	(Unaudited)
3 1/4% Convertible Senior Notes (principal due 2025)	$350,000	$350,000
1 1/2% Convertible Senior Notes (principal due 2024)	450,000	450,000
2% Convertible Senior Notes (principal due 2023)	350,000	350,000
2 1/4% Convertible Subordinated Notes (principal due 2006)	176,831	231,931
Capital leases	1,035	1,086
Other	2,354	3,152

	1,330,220	1,386,169
Less current portion	(178,324)	(234,246)

	$1,151,896	$1,151,923

During the six months ended June 30, 2006, the Company repurchased $55.1 million of its 2 1/4% Convertible Subordinated Notes due 2006 for less than par value. The repurchase did not have a material impact on the consolidated statement of operations.

7.	Lines of Credit

On January 9, 2006, the Company entered into a syndicated $250 million senior secured credit facility (the Credit Facility) with Bank of America, N.A. Amounts borrowed under the Credit Facility are secured by substantially all of the assets of the Company, including equity interests in certain of the Company’s subsidiaries. Additionally, the Credit Facility is guaranteed by certain subsidiaries of the Company. Interest rates on outstanding borrowings are determined by reference to LIBOR or to an alternate base rate, with margins determined based on changes in the Company’s leverage ratio. Under the terms of the Credit Facility, the Company may request that the aggregate amount available be increased by $100 million of additional financing, subject to certain conditions having been met, including the availability of additional lender commitments. The Credit Facility contains various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financings of this type. The Company currently anticipates using the proceeds of the Credit Facility for the purpose of general working capital and capital expenditures, and the Credit Facility will terminate and all amounts outstanding under it will be due and payable in full on January 6, 2011. At June 30, 2006, no amounts related to this credit facility were outstanding.

At June 30, 2006, several of the Company’s foreign subsidiaries had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The credit facilities bear interest at fixed rates, the respective bank’s prime rate, the London LIBOR rate, the Norwegian NIBOR rate and the Japan TIBOR rate (a weighted average rate of 3.10% at June 30, 2006). Under these lines of credit, the U.S. dollar equivalent of these facilities totaled $11.7 million, of which $0.5 million was outstanding at June 30, 2006. There were no parent company guarantees associated with these facilities.

8.	Commitments and Contingencies

Operating Leases

During the first quarter of 2006, the Company terminated an existing operating lease and entered into a new operating lease agreement for the same property for one of its office and manufacturing facilities. The new lease agreement expires in 2022 and provides for escalating rental payments with the option to renew extending through 2038. These transactions resulted in an additional net increase to rent expense of $0.7 million for the remainder of fiscal 2006, $1.2 million for each of the fiscal years 2007, 2008, 2009 and 2010, and $49.2 million for fiscal years thereafter.

Letters of Credit

The Company had outstanding letters of credit totaling $9.8 million at June 30, 2006, of which $4.8 million was to support liabilities associated with the Company’s self-insured worker’s compensation programs and $5.0 million was to support its building lease requirements.

Executive Employment Agreements

The Company has employment contracts with key executives that provide for the continuation of salary if terminated for reasons other than cause, as defined in those agreements. At June 30, 2006, future employment contract commitments for such key executives were approximately $9.0 million for the remainder of fiscal year 2006 and approximately $2.2 million for fiscal year 2007.

Contingent Acquisition Obligations

Pursuant to the purchase agreements for certain prior year acquisitions, the Company could be required to make additional contingent cash payments based on the achievement of certain operating results of the acquired companies. Payments aggregating a maximum of $78.3 million based upon certain percentages of future gross sales of the acquired companies could be required through 2007. Additional payments of $9.0 million could be required of the Company based upon the achievement of certain development milestones through 2008. For the six months ended June 30, 2006, $8.4 million and $21.9 million of contingent payments have been earned and paid, respectively, for research and development milestones. No contingent payments have been earned for operating results to date.

In addition, the purchase agreement for one of the prior year acquisitions may require the Company to make additional contingent cash payments based on percentages of future gross sales of the acquired company through 2009. The purchase agreement does not limit the payment to a maximum amount. The Company will account for any such contingent payments as an addition to the purchase price of the acquired company. No contingent payments have been earned as of June 30, 2006.

Environmental Liabilities

The Company assumed certain environmental exposures as a result of the merger with Dexter Corporation in 2000 and recorded reserves to cover estimated environmental clean-up costs. The environmental reserves, which are not discounted, were $7.7 million at June 30, 2006, and include current reserves of $0.7 million, which are estimated to be paid during this fiscal year, and long-term reserves of $7.0 million. In addition, the Company has an insurance policy to cover these assumed environmental exposures. Based upon currently available information, the Company believes that it has adequately provided for these environmental exposures and that the outcome of these matters will not have a material adverse effect on its consolidated results of operations.

Intellectual Properties

The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including protection of its owned and licensed intellectual property. The Company accrues for such contingencies when it is probable that a liability is incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. Specific royalty liabilities related to acquired businesses have been recorded on the condensed consolidated financial statements at June 30, 2006.

Litigation

The Company is subject to potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted. These matters have arisen in the ordinary course and conduct of the Company’s business, as well as through acquisitions, and some are expected to be covered, at least partly, by insurance. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters that are pending or may be asserted could be decided unfavorably to the Company. Although the amount of liability at June 30, 2006 with respect to these matters cannot be ascertained, the Company believes that any resulting liability should not materially affect its condensed consolidated financial statements.

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

The components of net periodic pension cost for the Company’s pension plans and postretirement health and benefit program for the three and six months ended June 30, 2006 and 2005 were as follows:

(in thousands)	Domestic Plans
	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Service cost	$20	$—	$40	$—
Interest cost	835	827	1,656	1,654
Expected return on plan assets	(947)	(1,331)	(1,841)	(2,662)
Amortization of prior service cost	60	60	120	120
Amortization of actuarial loss	376	406	806	811

Net periodic pension cost (benefit)	$344	$(38)	$781	$(77)

(in thousands)	Foreign Plans
	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Service cost	$1,181	$786	$2,378	$1,328
Interest cost	704	426	1,384	746
Expected return on plan assets	(632)	(404)	(1,236)	(722)
Amortization of actuarial loss	151	30	299	52

Net periodic pension cost	$1,404	$838	$2,825	$1,404

10.	Income Taxes

Income taxes are determined using an estimated annual effective tax rate. The provision for income taxes is less than the 35% U.S. federal statutory rate primarily due to lower tax rates in certain non-U.S. jurisdictions, export and domestic production incentives, and research and development tax credits available from various state jurisdictions in the United States. The statutory provisions allowing the Federal research and development tax credit in the United States have expired but are expected to be renewed. The inability to utilize the Federal research and development credits had a 1% to 2% negative impact on our annual effective tax rate.

11.	Subsequent Event

In July 2006, the Board approved a program authorizing management to repurchase up to $500 million of common stock over the next three years.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report and the Consolidated Financial Statements and Notes thereto included in our annual report on Form 10-K.

Forward-looking Statements

Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the Federal Securities Laws. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will”, “expects”, “estimates,” “projects,” “positioned,” “strategy,” “outlook,” and similar words. You should read statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to, those discussed under “Risk Factors That May Affect Future Results” detailed in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 1, 2006. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.

Overview

Revenues for the six months ended June 30, 2006 were $622.6 million, with net income of $38.9 million. In March 2006, we acquired Xcyte’s T cell expansion technology, known as the “Xcellerate Process.” The acquired assets included intellectual property, clinical data generated by Xcyte in the course of six clinical trials of its lead product, Xcellerated T Cells, as well as raw materials and equipment. This acquisition represents a cornerstone in a broader effort to substantially increase our offering to customers working within immunology.

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

Outlook

In the second quarter of 2006, we lowered our expected overall revenue growth rate range to 5% to 9% for the full year of 2006. We believe gross margins will be affected by sales mix and volume, the addition of acquired businesses, competitive conditions, royalty payments on licensed technologies, the cost of raw materials, changes in average selling prices, our ability to make productivity improvements, and foreign currency rates. We expect to see continued productivity gains in our sales and marketing expenditures as we add product specialists to support our existing customer account managers, allowing us to increase the effectiveness of our direct selling organization as we expand our product portfolio. We will continue to implement programs and actions to improve our efficiency in the general and administrative area. These programs will focus in the areas of process improvement and automation. We expect over time that these actions will reduce our general and administrative expenses as a percent of revenues. We expect to continue to invest in targeted research and development efforts as we expand our capabilities to accelerate innovation.

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

We adopted SFAS 123R on January 1, 2006 using the modified-prospective-transition method. Under this method, share-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense over the employee’s requisite service period. Prior periods are not revised for comparative purposes. For the three months ended June 30, 2006, we recognized $10.7 million, $1.0 million and $0.5 million of compensation expense for employee stock options (including stock options assumed in business combinations) and purchase rights, restricted stock units and restricted stock awards, respectively. For the six months ended June 30, 2006, we recognized $21.0 million, $2.3 million and $1.0 million of compensation expense for employee stock options (including stock options assumed in business combinations) and purchase rights, restricted stock units and restricted stock awards, respectively. At June 30, 2006, there was $67.3 million, $12.3 million and $2.3 million remaining in unrecognized compensation cost related to employee stock options, restricted stock units and restricted stock awards, respectively, which are expected to be recognized over a weighted average period of 2.0 years, 2.3 years and 1.25 years, respectively.

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

For share-based awards issued during the six months ended June 30, 2006, we estimated the expected term by considering various factors including the vesting period of options granted, employees’ historical exercise and post-employment termination behavior and aggregation by homogeneous employee groups. Our estimated volatility was derived using a combination of our historical stock price volatility and the implied volatility of market-traded options of our common stock with terms of up to approximately two years. Our decision to use a combination of historical and implied volatility was based upon the availability of actively traded options of our common stock and our assessment that such a combination was more representative of future expected stock price trends. We have never declared or paid any cash dividends on our common stock and currently do not anticipate paying such cash dividends. We currently anticipate that we will retain all of our future earnings for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, tax laws, and other factors as the Board of Directors, in its discretion, deems relevant. The risk-free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected term of the share-based awards.

RECENT ACCOUNTING PRONOUNCEMENTS

For information on the recent accounting pronouncements impacting our business, See Note 1 of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Second Quarter of 2006 Compared to Second Quarter of 2005

The following table compares revenues and gross margin by segment for the second quarter of 2006 and 2005:

	For the three months ended June 30,
(in millions)(unaudited)	2006	2005	Increase	% Increase
BioDiscovery revenues	$204.8	$185.5	$19.3	10.4%
BioProduction revenues	108.9	121.0	(12.1)	(10.0%)

Total revenues	$313.7	$306.5	$7.2	2.3%

BioDiscovery gross margin	70%	71%

BioProduction gross margin	46%	48%

Total gross margin	61%	58%

Revenues

Revenues increased by $7.2 million or 2.3% for the second quarter of 2006 compared to the second quarter of 2005. Increased pricing accounted for $4.1 million or 1%, which was partially offset by foreign currency translation of $1.0 million or less than one percent. The remaining $4.1 million increase was due to higher royalty revenue of $1.1 million and the impact of acquisitions, partially offset by decreased volume.

Gross Profit

Gross profit increased by $12.5 million or 7.0% for the second quarter of 2006 compared to the second quarter of 2005. Included in gross profit for the second quarters of 2006 and 2005 was approximately $1.8 million and $11.2 million, respectively, of costs associated with the write-up of acquired inventory to fair market value as a result of a business combination. In accordance with purchase accounting rules, this acquired inventory was written-up to fair market value and subsequently expensed as the inventory was sold. The impact of lower inventory revaluation costs increased our overall gross margin by approximately three percentage points in the second quarter of 2006 compared to the second quarter of 2005.

Operating Expenses

The following table compares operating expenses by segment for the second quarter of 2006 and 2005:

	For the three months ended June 30,
	2006		2005
	Operating expense	As a percentage of segment revenues	Operating expense	As a percentage of segment revenues	$ Increase (decrease)	% Increase (decrease)
(in millions)(unaudited)
BioDiscovery segment:
Sales and marketing	$45.3	22%	$40.3	22%	$5.0	12%
General and administrative	24.6	12%	22.4	12%	2.2	10%
Research and development	22.6	11%	21.3	11%	1.3	6%
BioProduction segment:
Sales and marketing	$17.0	16%	$15.9	13%	$1.1	7%
General and administrative	9.6	9%	9.6	8%	0.0	0%
Research and development	3.0	3%	2.8	2%	0.2	7%
Unallocated(1) :
Sales and marketing	$1.3		$0.1		$1.2
General and administrative	7.6		—		7.6
Research and development	1.0		0.2		0.8
Consolidated(2) :
Sales and marketing	$63.6	20%	$56.3	18%	$7.3	13%
General and administrative	41.8	13%	32.0	10%	9.8	31%
Research and development	26.6	8%	24.3	8%	2.3	9%

(1)	Consists primarily of shared-based compensation expense associated with the adoption of FAS 123R. See Note 1 of the Condensed Consolidated Financial Statements for additional information.

(2)	Amounts include a $2.9 million reversal of an accrual recorded in the first quarter of 2006 related to the Company’s incentive compensation program.

Sales and Marketing. For the second quarter of 2006, sales and marketing expenses increased $7.3 million or 13% compared to the second quarter of 2005. Acquisitions accounted for $2.4 million of incremental expenses in 2006, partially offset by $0.1 million from foreign currency translation. The remaining $5.0 million increase was mainly due to $5.2 million in increased salaries and commissions and $1.3 million from share-based compensation due to the adoption of FAS 123R, partially offset by a $1.3 million in lower incentive compensation and a decrease of $0.2 million in other operating expenses. Overall, sales and marketing expenses as a percentage of revenues increased two percentage points mainly due to the reasons noted above.

General and Administrative. For the second quarter of 2006, general and administrative expenses increased $9.8 million or 31% compared to the second quarter of 2005. Acquisitions accounted for $1.8 million of incremental expenses in 2006, partially offset by $0.1 million from foreign currency translation. The remaining $8.1 million increase was mainly due to $7.6 million from share-based compensation due to the adoption of FAS 123R, $1.3 million in salaries and wages, and $1.3 million in other operating expenses, partially offset by a $2.1 million in lower incentive compensation. Overall, general and administrative expenses as a percentage of revenues increased three percentage points mainly due to the reasons noted above.

Research and Development. Research and development expenses for the second quarter of 2006 increased $2.3 million or 9% compared to the second quarter of 2005. Acquisitions accounted for $1.5 million of incremental research and development expenses in 2006, partially offset by $0.1 million from foreign currency translation. The remaining $0.9 million increase was mainly due to $1.1 million from share-based compensation due to the adoption of FAS 123R, partially offset by a reduction of $0.2 million in other operating expenses, including a $1.1 million in lower incentive compensation.

Purchased Intangibles Amortization. Amortization expense related to purchased intangible assets acquired in our business combinations was $29.5 million for the second quarter of 2006 compared to $29.9 million for the second quarter of 2005. The $0.4 million decrease is due to a decrease in intangible assets being amortized due to the sale of a business operation, partially offset by a greater amount of intangible assets acquired through acquisitions being amortized in the second quarter of 2006 compared to the second quarter of 2005.

Business Consolidation Costs. Business consolidation costs for the quarter ended June 30, 2006 were $3.3 million and represent costs associated with our efforts to realign our business and consolidation of certain facilities. These costs consisted mainly of termination benefits of certain employees involuntarily terminated. We expect to continue to incur business consolidation costs in 2006 as we further consolidate operations and facilities.

Interest Income. Interest income was $7.9 million for the second quarter of 2006, compared to $5.1 million for the second quarter of 2005. The increase is mainly due to $0.7 million in interest income received as a part of a legal settlement related to past patent infringement, as well as higher interest rates in the second quarter of 2006 compared to the second quarter of 2005.

Interest income in the future will be affected by changes in short-term interest rates and changes in cash balances, which may materially increase or decrease as a result of acquisitions and other financing activities.

Interest Expense. Interest expense was $8.1 million for the second quarter of 2006 compared to $7.8 million for the second quarter of 2005. The $0.3 million increase was mainly due to a higher average balance of our convertible debt in the second quarter of 2006 compared to the second quarter 2005 as a result of the issuance of our 3 1/4% convertible notes in June 2005. The increase was slightly offset by the partial redemption of our 2 1/4% convertible notes in the fourth quarter of 2005 and the first and second quarters of 2006.

Other income, net. Other income, net was $2.0 million in the second quarter of 2006 compared to $0.2 million in the second quarter of 2005. Included in the 2006 amount is $1.3 million from the sale of a business operation and $0.9 million received as a part of a legal settlement related to past patent infringement.

Provision for Income Taxes. The estimated annual effective tax rate as a percentage of pre-tax income was 28.8 % for the second quarter of 2006 compared with 27.4% for the second quarter of 2005. The increase in the effective tax rate is due primarily to the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments”, the expiration of federal research and development tax credits and the sale of a business operation which is considered a discreet event in the second quarter of 2005, partially offset by an increase in the proportion of income earned in jurisdictions having lower effective tax rates than the U.S.

Segment Results for the Second Quarter of 2006 Compared to the Second Quarter of 2005

BioDiscovery Segment. BioDiscovery revenues for the second quarter of 2006 increased $19.3 million or 10% compared to the second quarter of 2005. The increase was mainly driven by $13.7 million from acquisitions and increased volume, $4.8 million from increases in pricing and higher royalties of $1.1 million, partially offset by $0.3 million from foreign currency translation. BioDiscovery gross margin for the second quarter of 2006 decreased 1% to 70% compared to the second quarter of 2005 primarily due to lower margin product being sold in connection with acquired companies. BioDiscovery operating margin was 25% for the second quarter of 2006 which is consistent with the second quarter of 2005.

BioProduction Segment. BioProduction revenues for the second quarter of 2006 decreased $12.1 million or 10% compared to the second quarter of 2005. The decrease was mainly driven by a decrease in volume of $10.9 million which was based on a decline in sera and cell culture media sold to production customers, as well as the sale of a business operation in the second quarter of 2006. BioProduction gross margin for the second quarter of 2006 decreased 2% to 46% compared to the second quarter of 2005. The decrease was mainly driven by the decreased volume. BioProduction operating margin decreased by 7% to 18% for the second quarter of 2006 compared to the second quarter of 2005.

First Six Months of 2006 compared to First Six Months of 2005

The following table compares revenues and gross margin by segment for the second quarter of 2006 and 2005:

	For the six months ended June 30,
(in millions)(unaudited)	2006	2005	Increase	% Increase
BioDiscovery revenues	$408.2	$347.8	$60.4	17%
BioProduction revenues	214.4	235.7	(21.3)	(9%)

Total revenues	$622.6	$583.5	$39.1	7%

BioDiscovery gross margin	70%	71%
BioProduction gross margin	47%	48%
Total gross margin	61%	60%

Revenues

Revenues increased by $39.1 million or 7% for the first six months of 2006 compared to the first six months of 2005. Acquisitions accounted for $45.8 million or 8%. Foreign currency translation decreased revenues by $10.0 million or 2%. The remaining $3.3 million increase was mainly due to increased volume and pricing in the BioDiscovery segment, partially offset by decreased pricing and volume in the BioProduction segment. See “Segment Results” below for further information.

Gross Profit

Gross profit increased by $31.5 million or 9% for the first six months of 2006 compared to the first six months of 2005. Included in gross profit for the first six months of 2006 and 2005 was approximately $4.1 million and $11.8 million, respectively, of costs associated with the write-up of acquired inventory to fair market value as a result of a business combination. In accordance with purchase accounting rules, this acquired inventory was written-up to fair market value and subsequently expensed as the inventory was sold. The impact of these inventory revaluations increased our overall gross margin by approximately one percentage point in the first six months of 2006 compared to approximately two percentage points in the first six months of 2005.

Operating Expenses

The following table compares operating expenses by segment for the first six months of 2006 and 2005:

	For the six months ended June 30,
	2006		2005
	Operating expense	As a percentage of segment revenues	Operating expense	As a percentage of segment revenues	$ Increase (decrease)	% Increase (decrease)
(in millions)(unaudited)
BioDiscovery segment:
Sales and marketing	$88.6	22%	$73.3	22%	$15.3	21%
General and administrative	47.2	12%	42.4	12%	4.8	11%
Research and development	46.9	11%	39.4	11%	7.5	19%
BioProduction segment:
Sales and marketing	$32.8	15%	$31.4	13%	$1.4	4%
General and administrative	19.1	9%	19.6	8%	(0.5)	(3%)
Research and development	6.4	3%	5.6	2%	0.8	14%
Unallocated(1) :
Sales and marketing	$2.4		$0.1		$2.3
General and administrative	14.9		—		14.9
Research and development	2.2		0.4		1.8
Consolidated:
Sales and marketing	$123.8	20%	$104.8	18%	$19.0	18%
General and administrative	81.2	13%	62.0	11%	19.2	31%
Research and development	55.5	9%	45.5	8%	10.0	22%

(1)	Consists primarily of shared-based compensation expense associated with the adoption of FAS 123R. See Note 1 of the Condensed Consolidated Financial Statements for additional information.

Sales and Marketing. For the first six months of 2006, sales and marketing expenses increased $19.0 million or 18% compared to the first six months of 2005. Acquisitions accounted for $8.5 million of incremental expenses in 2006, partially offset by $0.4 million from foreign currency translation. The remaining $10.9 million increase was mainly due to $9.9 million in increased salaries and commissions, $2.5 million from share-based compensation due to the adoption of FAS 123R, and $1.5 million in other operating expenses, partially offset by a $3.0 million reduction in incentive compensation. Overall, sales and marketing expenses as a percentage of revenues increased two percentage points mainly due to the reasons noted above.

General and Administrative. For the first six months of 2006, general and administrative expenses increased $19.2 million or 31% compared to the first six months of 2005. Acquisitions accounted for $6.2 million of incremental expenses in 2006, partially offset by $1.4 million from foreign currency translation. The remaining $14.4 million increase was mainly due to $14.9 million from share-based compensation due to the adoption of FAS 123R and a $0.5 million decrease in other operating expenses. Overall, general and administrative expenses as a percentage of revenues increased two percentage points mainly due to the reasons noted above.

Research and Development. Research and development expenses for the first six months of 2006 increased $10.0 million or 22% compared to the first six months of 2005. Acquisitions accounted for $6.9 million of incremental research and development expenses in 2006, partially offset by $0.6 million from foreign currency translation. The remaining $3.7 million increase was mainly due to $2.1 million from share-based compensation due to the adoption of FAS 123R and a $1.6 million increase in other operating expenses.

Purchased Intangibles Amortization. Amortization expense related to purchased intangible assets acquired in our business combinations was $59.4 million for the first six months of 2006 compared to $55.8 million for the first six months of 2005. The $3.6 million increase is primarily due to a greater amount of intangible assets acquired through acquisitions being amortized in the 2006 compared to 2005.

Business Consolidation Costs. Business consolidation costs for the six months ended June 30, 2006 were $5.4 million and represent costs associated with our efforts to realign our business and consolidation of certain facilities. These costs consisted mainly of termination benefits of certain employees involuntarily terminated. We expect to continue to incur business consolidation costs in 2006 as we further consolidate operations and facilities.

Interest Income. Interest income was $14.4 million for the first six months of 2006, compared to $11.0 million for the first six months of 2005. The increase is mainly due to higher interest rates in 2006 compared to 2005.

Interest income in the future will be affected by changes in short-term interest rates and changes in cash balances, which may materially increase or decrease as a result of acquisitions and other financing activities.

Interest Expense. Interest expense was $16.5 million for the first six months of 2006 compared to $15.0 million for the first six months of 2005. The $1.5 million increase was mainly due to a higher average balance of our convertible debt in 2006 compared to 2005 as a result of the issuance of our 3 1/4% convertible notes in June 2005. The increase was slightly offset by the partial redemption of our 2 1/4% convertible notes in the fourth quarter of 2005 and the first and second quarters of 2006.

Other income, net. Other income, net was $2.5 million in the first six months of 2006 compared to $25.8 million in the first six months of 2005. Included in 2005 was a $21.0 million gain on the settlement of a forward contract related to the acquisition of Dynal and a $2.8 million gain on the sale of an equity investment.

Provision for Income Taxes. The estimated annual effective tax rate as a percentage of pre-tax income was 29.6 % for the first six months of 2006 compared with 30.1% for the first six months of 2005. The decrease in the effective tax rate is due primarily to an increase in the proportion of income earned in jurisdictions having lower effective tax rates than the U.S., offset by the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments,” and the expiration of federal research and development tax credits.

Segment Results for the First Six Months of 2006 Compared to the First Six Months of 2005

BioDiscovery Segment. BioDiscovery revenues for the first six months of 2006 increased $60.4 million or 17% compared to the first six months of 2005. The increase was mainly driven by $45.8 million from acquisitions and $19.7 million from increases in volume and pricing, which were partially offset by foreign currency translation of $5.5 million. BioDiscovery gross margin for the first six months of 2006 decreased 1% to 70% compared to the first six months of 2005. BioDiscovery operating margin was 25% for the first six months of 2006 compared to 26% for the first six months of 2005.

BioProduction Segment. BioProduction revenues for the first six months of 2006 decreased $21.3 million or 9% compared to the first six months of 2005. The decrease was primarily due to declines in volume and pricing of $16.9 million due to declines in sera and cell culture media sold to production customers, the sale of a business operation in the second quarter of 2006 and $4.4 million in foreign currency translation. BioProduction gross margin for the first six months of 2006 decreased 1% to 47% compared to the first six months of 2005. The decrease was mainly driven by the decreased volume. BioProduction operating margin decreased by 4% to 20% for the first six months of 2006 compared to the first six months of 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $600.3 million at June 30, 2006, an increase of $165.0 million from December 31, 2005 primarily due to cash provided from operating activities of $57.4 million, cash provided by investing activities of $136.1 million and favorable impact of foreign currency of $7.1 million, partially offset by cash used in financing activities of $35.6 million.

Operating activities provided net cash of $57.4 million during the second quarter of 2006 primarily from our net income of $38.9 million and net non-cash charges of $73.2 million. Net changes in operating assets and liabilities reduced cash from operating activities by $54.7 million. The decrease was mainly due to a $21.8 million decrease in accrued expenses and other liabilities primarily a result of payment of our 2005 incentive compensation, a $10.5 million increase in accounts receivable, a $21.1 million increase in inventories primarily due to timing of sera collection, and a $16.0 million decrease in accounts payable primarily due to timing of when seasonal payments were made. These items were partially offset by a $7.7 million increase in income taxes payable primarily due to an increase in our income tax provision and a $7.0 million decrease in prepaid expenses and other assets.

As a result of working capital improvement programs, we expect to utilize our working capital more efficiently in the future resulting in higher inventory turnover and lower days sales outstanding. Our working capital factors, such as inventory turnover and days sales outstanding are seasonal, and on an interim basis during the year, may require an influx of short-term working capital.

On January 9, 2006, we entered into a syndicated $250 million senior secured credit facility (the Credit Facility) with Bank of America, N.A. Interest rates on outstanding borrowings are determined by reference to LIBOR or to an alternate base rate, with margins determined based on changes in our leverage ratio. Under the terms of the Credit Facility, we may request that the aggregate amount available be increased by $100 million of additional financing, subject to certain conditions having been met, including the availability of additional lender commitments. The Credit Facility contains various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financings of this type. We currently anticipate using the proceeds of the Credit Facility for the purpose of general working capital and capital expenditures, and the Credit Facility will terminate and all amounts outstanding under it will be due and payable in full on January 6, 2011. See Note 7 of the Notes to Condensed Consolidated Financial Statements.

As of June 30, 2006, several of the Company’s foreign subsidiaries had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The U.S. dollar equivalent of these facilities totaled $11.7 million, of which $0.5 million was outstanding at June 30, 2006.

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

CONTRACTUAL OBLIGATIONS

During the six months ended June 30, 2006, we terminated an existing operating lease and entered into a new operating lease agreement for the same property for one of our office and manufacturing facilities. The new lease agreement expires in 2022 and provides for escalating rental payments with the option to renew extending through 2038. See Note 8 to our Condensed Consolidated Financial Statements. We did not enter into any other significant contractual obligations during the six months ended June 30, 2006. We have no significant contractual obligations not fully recorded on our Condensed Consolidated Balance Sheets or fully disclosed in the Notes to our Condensed Consolidated Financial Statements. We have no off-balance sheet arrangements as defined in S-K 303(a)(4)(ii).

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

Foreign Currency Transactions. We have operations in Europe, Asia-Pacific and the Americas. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. Many of our reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in exchange rates because they may become worth more or less than they were worth at the time we entered into the transaction due to changes in currency exchange rates. Both realized and unrealized gains or losses on the value of these receivables and payables are included in the determination of net income. Realized and unrealized gains or losses on the value of financial contracts entered into to hedge the currency exchange rate exposure of these receivables and payables are also included in the determination of net income. Net currency exchange losses recognized on business transactions, net of hedging transactions, were $0.4 million for the six months ended June 30, 2006 and are included in other income and expense in the Condensed Consolidated Statements of Income.

Our currency exposures vary, but are primarily concentrated in the euro, British pound sterling, Norwegian kroner and Japanese yen. Historically, we have used foreign currency forward contracts to mitigate foreign currency risk on foreign currency receivables and payables. At June 30, 2006, we had $9.4 million in foreign currency forward contracts outstanding to hedge currency risk on specific receivables and payables. These contracts, which all settle in July 2006, effectively fix the exchange rate at which these specific receivables and payables will be settled in, so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying receivables and payables.

In addition to hedging the value of our foreign currency receivables and payables, our foreign currency-hedging program includes hedging of forecasted foreign currency cash flows. The increase or decrease in value of forward contracts to hedge forecasted foreign currency cash flows prior to their maturity are accounted for as cash flow hedges and recorded in other comprehensive income in the Condensed Consolidated Balance Sheets. To the extent any portion of the forward contracts is determined to not be an effective hedge, the increase or decrease in value prior to the maturity are recorded in other income and expense in the Condensed Consolidated Statements of Income. At June 30, 2006, we had $49.8 million in net forecasted foreign currency cash flow hedges.

Commodity Prices. Our exposure to commodity price changes relates to certain manufacturing operations that utilize certain commodities as raw materials. We manage our exposure to changes in those prices primarily through our procurement and sales practices.

Interest Rates. Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The fair value of our cash equivalents and marketable securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. At June 30, 2006, we had $728.8 million in cash, cash equivalents and marketable securities, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of $600.3 million of our cash and cash equivalents at June 30, 2006, as these consisted of securities with maturities of less than three months. A 100 basis point increase or decrease in interest rates would, however, decrease or increase, respectively, the remaining $128.5 million of our investments by approximately $0.4 million. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our statement of income until the investment is sold or if the reduction in fair value was determined to be a permanent impairment.

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

Item 1A.	Risk Factors

There are no material changes from risk factors disclosed in our Form 10-K for the year ended December 31, 2005, as filed on March 1, 2006, which are incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Stockholders was held on April 21, 2006.

(b)	See (c) below.

(c)	PROPOSAL I. The following members of the Board of Directors were elected to serve for three years and until their successors are elected and qualified:

	Total Votes for Each Director	Total Votes Withheld from Each Director	Term Expires
Donald W. Grimm	45,403,388	681,049	2009
Gregory T. Lucier	44,839,072	1,245,365	2009

PROPOSAL II. A proposal to ratify the appointment of Ernst & Young LLP as independent public accountants of Invitrogen for the year ending December 31, 2006 was approved by 43,246,019 affirmative votes vs. 2,805,749 negative votes vs. 32,667 abstentions and broker non-votes.

PROPOSAL III. A proposal to increase the number of shares available for issuance under the Invitrogen 1998 Employee Stock Purchase Plan was approved by 34,673,156 affirmative votes vs. 1,287,024 negative votes vs. 39,526 abstentions and broker non-votes.

PROPOSAL IV. A proposal to increase the number of authorized shares of the Company’s common stock, par value $0.01 per share from 125,000,000 to 200,000,000 was approved by 38,673,671 affirmative votes vs. 7,364,630 negative votes vs. 46,133 abstentions and broker non-votes.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

Exhibits: For a list of exhibits filed with this report, refer to the Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVITROGEN CORPORATION

Date: August 8, 2006	By:	/s/ David F. Hoffmeister
David F. Hoffmeister
Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

3.1	Restated Certificate of Incorporation of Invitrogen, as amended.(1)

3.2	Amended and Restated Bylaws of Invitrogen.(2)

3.3	Certificate of Correction to the Restated Certificate of Incorporation of Invitrogen, dated February 21, 2001.(3)

4.1	Specimen Common Stock Certificate.(4)

4.2	5 1/2% Convertible Subordinated Notes Due 2007, Registration Rights Agreement, by and among Invitrogen, and Donaldson, Lufkin & Jenrette Securities Corporation et al., as Initial Purchasers, dated March 1, 2000.(5)

4.3	Indenture, by and between Invitrogen and State Street Bank and Trust Company of California, N.A., dated March 1, 2000.(5)

4.4	2 1/4% Convertible Subordinated Notes due 2006, Registration Rights Agreement, by and among Invitrogen and Credit Suisse First Boston Corporation et al., as Initial Purchasers, dated December 11, 2001.(6)

4.5	Indenture, by and between Invitrogen and State Street Bank and Trust Company of California, N.A. and Table of Contents of Indenture, including Cross-Reference Table to the Trust Indenture Act of 1989, dated December 11, 2001.(6)

4.6	2% Convertible Senior Notes Due 2023, Registration Rights Agreement, by and among Invitrogen, and UBS Securities LLC and Credit Suisse First Boston LLC, as Initial Purchasers, dated August 1, 2003.(7)

4.7	Indenture, by and between Invitrogen and U.S. Bank National Association, dated August 1, 2003.(7)

4.8	1 1/2% Convertible Senior Notes Due 2024, Registration Rights Agreement, by and among Invitrogen, and UBS Securities LLC and Bear Stearns & Co Inc., as Initial Purchasers, dated February 19, 2004.(8)

4.9	Indenture, by and between Invitrogen and U.S. Bank National Association, dated February 19, 2004.(8)

4.10	Indenture, by and between Invitrogen and U.S. Bank National Association, dated as of December 14, 2004. (9)

4.11	Indenture, by and between Invitrogen and U.S. Bank National Association, dated as of December 14, 2004. (9)

4.12	3.25% Convertible Senior Notes Due 2025, Registration Rights Agreement, by and among Invitrogen, and UBS Securities LLC and Banc of America Securities LLC., as Initial Purchasers, dated June 20, 2005. (10)

4.13	3.25% Convertible Senior Notes Due 2025, Indenture, by and between Invitrogen and U.S. Bank National Association, dated June 20, 2005.(10)

10.98	Incentive Stock Option Agreement.(11)

10.99	Nonstatutory Stock Option Agreement.(11)

10.100	Restricted Stock Units Agreement.(11)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2000 (File No. 000-25317).

(2)	The Amended and Restated Bylaws are incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-68665). A further amendment to the Bylaws adopted by a Resolution of the Board of Directors dated July 19, 2001 is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2001 (File No. 000-25317).

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2001 (File No. 000-25317).

(4)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-68665).

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-37964).

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2001 (File No. 000-25317), as amended.

(7)	Incorporated by reference to Registrant’s Registration Statement on Form S-3 (File No. 333-110060).

(8)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2004 (File No. 000-25317).

(9)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-K for the year period ended December 31, 2004. (File No. 000-25317).

(10)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on June 24, 2005 (File No. 000-25317).

(11)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on April 27., 2006 (File No. 000-25317).