Form 10-Q/A
period 2006-06-30
INVITROGEN CORP
filed 2006-08-10
CIK 1073431

UNITED STATES

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☒

As of August 2, 2006, there were 53,480,747 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q (“Form 10-Q/A”) is being filed for the purpose of correcting the number of shares outstanding on the cover page to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006. We originally reported that 58,812,309 shares of our Common Stock, par value $.01 per share, were outstanding as of August 2, 2006, which included 5,331,562 shares of treasury stock that is issued but not outstanding. The correct number of shares of our Common Stock outstanding on August 2, 2006 was 53,480,747. This amendment has not resulted in any changes to our previously reported financial results. Unless otherwise indicated, all information in this Form 10-Q/A is as of June 30, 2006, and does not reflect any subsequent information or events.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

INVITROGEN CORPORATION

Date: August 10, 2006	By:	/s/ David F. Hoffmeister
David F. Hoffmeister
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)