Form 10-Q
period 2006-09-30
INVITROGEN CORP
filed 2006-11-09
CIK 1073431

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 126-2 of the Act). Yes  ☐  or  No  ☒

As of November 7, 2006, there were 48,105,944 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

INVITROGEN CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$477,807	$435,230
Short-term investments	30,328	310,510
Restricted cash and investments	4,368	6,132
Trade accounts receivable, net of allowance for doubtful accounts of $7,240 and $5,368, respectively	201,686	194,942
Inventories	155,306	136,753
Deferred income tax assets	37,825	35,147
Prepaid expenses	15,266	16,972
Other current assets	14,055	15,510

Total current assets	936,639	1,151,196
Property and equipment, net	291,141	278,447
Goodwill	1,731,999	1,866,288
Intangible assets, net	412,213	490,996
Deferred income tax assets	5,760	4,306
Long-term investments	364	187
Other assets	85,746	85,629

Total assets	$3,463,862	$3,877,049

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$178,428	$234,246
Accounts payable	75,175	85,335
Accrued expenses and other current liabilities	123,885	159,009
Income taxes	20,351	32,987

Total current liabilities	397,839	511,577
Long-term debt	1,152,128	1,151,923
Pension liabilities	21,593	16,431
Deferred income tax liabilities	112,368	141,432
Other long-term obligations, deferred credits and reserves	13,508	13,892

Total liabilities	1,697,436	1,835,255

Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock; $0.01 par value, 6,405,884 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value, 125,000,000 shares authorized; 58,847,849 and 58,289,752 shares issued, respectively	589	583
Additional paid-in-capital	2,190,667	2,142,542
Accumulated other comprehensive income (loss)	37,455	(16,688)
Retained earnings	45,472	136,377
Less cost of treasury stock: 10,030,441 and 5,331,562 shares, respectively	(507,757)	(221,020)

Total stockholders’ equity	1,766,426	2,041,794

Total liabilities and stockholders’ equity	$3,463,862	$3,877,049

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Revenues	$311,043	$289,639	$933,684	$873,176
Cost of revenues, excluding purchased intangible amortization disclosed below	131,006	116,515	373,416	351,347

Gross profit	180,037	173,124	560,268	521,829

Operating Expenses:
Sales and marketing	59,878	52,644	183,690	157,418
General and administrative	35,470	31,142	116,665	93,145
Research and development	26,797	26,400	82,311	71,904
Purchased intangibles amortization	29,310	29,509	88,738	85,276
Purchased in-process research and development	—	—	—	13,886
Goodwill impairment	150,000	—	150,000	—
Business consolidation costs	2,644	—	8,043	—

Total operating expenses	304,099	139,695	629,447	421,629

Operating (loss) income	(124,062)	33,429	(69,179)	100,200

Other income (expense):
Interest income	7,471	7,593	21,863	18,543
Interest expense	(8,089)	(9,129)	(24,566)	(24,163)
Gain on early retirement of debt	—	—	—	139
Other income, net	(1,821)	1,553	634	27,396

Total other income (expense), net	(2,439)	17	(2,069)	21,915

Income (loss) before provision for income taxes	126,501	33,446	(71,248)	122,115
Income tax provision	(3,292)	(9,579)	(19,647)	(36,268)

Net (loss) income	$(129,793)	$23,867	$(90,895)	$85,847

Earnings (loss) per common share:
Basic	$(2.53)	$0.45	$(1.73)	$1.65

Diluted	$(2.53)	$0.42	$(1.73)	$1.52

Weighted average shares used in per share calculation:
Basic	51,271	52,622	52,499	52,051
Diluted	51,271	60,704	52,499	60,465

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2006	2005
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(90,895)	$85,847
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of effects of businesses acquired and divested:
Depreciation	29,810	28,583
Amortization of intangible assets	90,978	88,323
Impairment of goodwill	150,000	—
Amortization of deferred debt issue costs	1,842	2,423
Amortization of premiums on investments, net of accretion of discounts	(5,372)	2,871
Share-based compensation	36,529	5,395
Incremental tax benefits from stock options exercised	(2,616)	—
Deferred income taxes	(23,700)	(27,413)
In-process research and development	—	13,886
Other non-cash adjustments	5,964	20,356
Changes in operating assets and liabilities:
Trade accounts receivable	(3,114)	(7,932)
Inventories	(18,048)	13,000
Prepaid expenses and other current assets	3,499	19,174
Other assets	2,195	(5,589)
Accounts payable	(10,983)	5,202
Accrued expenses and other current liabilities	(27,821)	(34,888)
Income taxes	(9,645)	9,003

Net cash provided by operating activities	128,623	218,241

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of available-for-sale securities	287,800	705,032
Purchases of available-for-sale securities	—	(186,357)
Net cash paid for business combinations	(25,964)	(500,180)
Purchases of property and equipment	(44,381)	(51,009)
Proceeds from the sale of assets	10,645	—
Payments for intangible assets	(9,084)	(7,198)

Net cash provided by (used in) investing activities	219,016	(39,712)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from lines of credit	—	124,485
Principal payments on lines of credit	—	(124,000)
Proceeds from long-term obligations	—	350,608
Principal payments on long-term obligations	(56,113)	(153,283)
Proceeds from sale of common stock	24,613	94,690
Incremental tax benefits from stock options exercised	2,616	—
Purchase of treasury stock	(286,737)	(42,829)

Net cash (used in) provided by financing activities	(315,621)	249,671

Effect of exchange rate changes on cash	10,559	(26,451)

Net increase in cash and cash equivalents	42,577	401,749
Cash and cash equivalents, beginning of period	435,230	198,396

Cash and cash equivalents, end of period	$477,807	$600,145

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

Financial Statement Preparation

The unaudited consolidated financial statements have been prepared by Invitrogen Corporation according to the rules and regulations of the Securities and Exchange Commission (SEC), and therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.

In the opinion of management, the accompanying unaudited consolidated financial statements for the periods presented reflect all adjustments, which are normal and recurring, necessary to fairly state the financial position, results of operations and cash flows. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission (SEC) on March 1, 2006.

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

Computation of Earnings Per Share

Basic earnings (loss) per share was computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur from the following items:

•	Convertible subordinated notes and contingently convertible notes where the effect of those securities is dilutive;

•	Dilutive stock options; and

•	Unvested restricted stock

Computations for basic and diluted earnings (loss) per share are as follows:

(in thousands, except per share data)	Income (Numerator)	Shares (Denominator)	Earnings Per Share
Three months ended September 30, 2006
Basic and diluted loss per share:
Net loss	$(129,793)	51,271	$(2.53)

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options	—	6,004
Unvested restricted stock	—	77
2 1/4% Convertible Subordinated Notes due 2006	—	2,054
2% Convertible Senior Notes due 2023	92	419
1 1/2% Convertible Senior Notes due 2024	29	116

Three months ended September 30, 2005
Basic earnings per share:
Net income	$23,867	52,622	$0.45

Diluted earnings per share:
Dilutive stock options	—	1,727
Unvested restricted stock	—	133
2 1/4% Convertible Subordinated Notes due 2006	1,574	4,355
2% Convertible Senior Notes due 2023	158	1,492
1 1/2% Convertible Senior Notes due 2024	93	375

Net income plus assumed conversions	$25,692	60,704	$0.42

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		78

(in thousands, except per share data)	Income (numerator)	Shares (denominator)	Earnings per share
Nine months ended September 30, 2006
Basic and diluted loss per share:
Net loss	$(90,895)	52,499	$(1.73)

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options	—	5,764
Unvested restricted stock	—	78
2 1/4% Convertible Subordinated Notes due 2006	—	2,253
2% Convertible Senior Notes due 2023	314	503
1 1/2% Convertible Senior Notes due 2024	171	231

Nine months ended September 30, 2005
Basic earnings per share:
Net income	$85,847	52,051	$1.65

Diluted earnings per share:
Dilutive stock options	—	1,596
Unvested restricted stock	—	203
2 1/4% Convertible Subordinated Notes due 2006	5,410	4,983
2% Convertible Senior Notes due 2023	537	1,255
1 1/2% Convertible Senior Notes due 2024	278	377

Net income plus assumed conversions	$92,072	60,465	$1.52

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		494

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

The Company used the Black-Scholes option-pricing model (Black-Scholes model) to value share-based employee stock option and purchase right awards, which was also used for the Company’s pro forma disclosure required under SFAS 123 prior to adoption of SFAS 123R on January 1, 2006. The determination of fair value of stock-based payment awards using an option-pricing model requires the use of certain estimates and assumptions that affect the reported amount of share-based compensation cost recognized in the Consolidated Statements of Income. Among these include the expected term of options, the estimated forfeitures, the expected volatility of the Company’s stock price, the expected dividends and the risk-free interest rate.

The expected term of share-based awards represents the weighted-average period the awards are expected to remain outstanding and is an input in the Black-Scholes model. In determining the expected term of options, the Company considered various factors including the vesting period of options granted, employees’ historical exercise and post-vesting employment termination behavior, expected volatility of the Company’s stock and aggregation by homogeneous employee groups. The Company used a combination of the historical volatility of its stock price and the implied volatility of market-traded options of the Company’s stock with terms of up to approximately two years to estimate the expected volatility assumption input to the Black-Scholes model in accordance with SFAS 123R and the SEC’s Staff Accounting Bulletin No. 107 (SAB 107). In prior years, the Company relied solely on the historical volatility of its stock price for its volatility assumption input to the Black-Scholes model. The Company’s decision to use a combination of historical and implied volatility was based upon the availability of actively traded options of its stock and its assessment that such a combination was more representative of future expected stock price trends. The expected dividend yield assumption is based on the Company’s expectation of future dividend payouts. The Company has never declared or paid any cash dividends on its common stock and currently does not anticipate paying such cash dividends. However, this assumption may be subject to substantial change in the future. Any determination to pay dividends in the future will be at the discretion of the Company’s Board of Directors and will depend upon the Company’s results of operations, financial condition, tax laws, and other factors as the Board of Directors, in its discretion, deems relevant. The risk-free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected term of the share-based awards.

Stock Options and Purchase Rights

The underlying assumptions used to value employee stock options and purchase rights granted during the nine months ended September 30, 2006 were as follows:

	Nine months ended September 30, 2006
	Options	Purchase Rights
Weighted average risk free interest rate	4.94%	5.01%
Expected term of share-based awards	4.2 yrs	1.1 yrs
Expected stock price volatility	33%	34%
Expected dividend yield	0%	0%
Weighted average fair value of share-based awards granted	$22.81	$19.91

SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as permitted under APB 25. Upon adoption, $2.6 million of these excess tax benefits that were previously reported as net operating cash flows are now reported as net financing cash flows for the nine months ended September 30, 2006.

The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes. The Company considered its historical experience of pre-vesting option forfeitures as the basis to arrive at its estimated pre-vesting option forfeiture rate of 10.6% per year for the nine months ended September 30, 2006. All option awards, including those with graded vesting, were valued as a single award with a single average expected term and are amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. At September 30, 2006, there was $53.3 million remaining in unrecognized compensation cost related to employee stock options (including stock options assumed in business combinations), which is expected to be recognized over a weighted average period of 2 years. No compensation cost was capitalized in inventory during the nine months ended September 30, 2006 as the amounts involved are not material.

Total share-based compensation expense for employee stock options (including stock options assumed in business combinations) and purchase rights recognized for the three and nine month periods ended September 30, 2006 is comprised of the following:

(in thousands, except per share amounts)	Three months ended September 30, 2006	Nine months ended September 30, 2006
Cost of revenues	$712	$2,214
Sales and marketing	1,185	3,658
General and administrative	7,153	22,083
Research and development	1,025	3,145

Share-based compensation expense before taxes	10,075	31,100
Related income tax benefits	2,289	6,946

Share-based compensation expense, net of taxes	$7,786	$24,154

Net share-based compensation expense per common share:
Basic	$0.15	$0.46
Diluted	$0.15	$0.46

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2006 was $22.81. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $9.0 million. Total cash received from the exercise of employee stock options and purchase rights was $14.7 million and $9.9 million, respectively, for the nine months ended September 30, 2006. A summary of employee stock option activity for the nine months ended September 30, 2006 is presented below:

	Options (in 000’s)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in 000’s)
Outstanding at December 31, 2005	6,997	$58.11
Granted	1,277	66.30
Exercised	(352)	41.94
Cancelled	(919)	67.55

Outstanding at September 30, 2006	7,003	$59.16	7.4	$29,754

Exercisable at September 30, 2006	3,503	$54.01		$32,919

Restricted Stock Units

Restricted stock units represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. There is no exercise price and no monetary payment is required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. Restricted stock units generally vest over three to four years. Compensation cost for these awards is based on the estimated fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. Pre-vesting forfeitures were estimated to be approximately 0% for the nine months ended September 30, 2006. For the three and nine months ended September 30, 2006, the Company recognized $1.5 million and $3.8 million, respectively, in share-based compensation cost related to these restricted stock unit awards. At September 30, 2006, there was $10.8 million remaining in unrecognized compensation cost related to these awards, which is expected to be recognized over a weighted average period 2.4 years.

The weighted average grant date fair value of restricted stock units granted during the nine months ended September 30, 2006 was $66.79. A summary of restricted stock activity for the nine months ended September 30, 2006 is presented below:

	Restricted Stock Units (in 000’s)	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in 000’s)
Outstanding at December 31, 2005	224
Granted	84
Exercised	—
Cancelled	(25)

Outstanding at September 30, 2006	283	8.3	$17,917

Exercisable at September 30, 2006	12		$730

Restricted Stock Awards

During 2004 and 2003, the Company issued 20,000 and 155,000 shares of restricted stock awards, respectively, with a weighted average grant date fair value of $72.77 for issuances during 2004 and $49.34 for issuances during 2003 to certain executive officers and key employees. The awards generally vest over four years. Compensation cost for these restricted stock awards is based on the estimated fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. Pre-vesting forfeitures were estimated to be approximately 0% for the nine months ended September 30, 2006. For the three and nine months ended September 30, 2006, the Company recognized $0.5 million and $1.5 million, respectively, in share-based compensation cost related to these restricted stock awards. At September 30, 2006, there was $1.9 million remaining in unrecognized compensation cost related to these awards, which is expected to be recognized over a weighted average period of 1.02 years.

	Restricted Stock Awards (in 000’s)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	97	$61.37
Granted	—	—
Vested	(10)	72.77
Cancelled	(10)	58.70

Nonvested at September 30, 2006	77	$51.03

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

(in thousands, except per share data)	Three months ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$23,867	$85,847
Add: Stock-based compensation expense included in reported net income, net of related tax effects	1,468	3,808
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,256)	(31,562)

Pro forma net income	$15,079	$58,093

Basic earnings per share:
As reported	$0.45	$1.65

Pro forma	$0.29	$1.12

Diluted earnings per share:
As reported	$0.42	$1.52

Pro forma	$0.25	$0.96

The fair value of each option grant and purchase right was estimated on the date of grant using the present value pricing method as described in SFAS 123. The underlying assumptions used to estimate the fair values of options and purchase rights granted during the nine months ended September 30, 2005 were as follows:

	Nine months ended September 30, 2005
	Options	Purchase Rights
Weighted average risk free interest rate	3.69%	3.42%
Expected term	4.5 yrs	1.1 yrs
Expected stock price volatility	38%	38%
Expected dividend yield	—	—
Weighted average fair value of share-based awards granted	$27.93	$23.85

Comprehensive Income (loss)

Total comprehensive income consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Net (loss) income, as reported	$(129,793)	$23,867	$(90,895)	$85,847
Unrealized gain (loss) on investments, net of related tax effects	523	289	2,150	(290)
Unrealized gain (loss) on hedging transactions, net of related tax effects	139	(1,215)	(1,548)	8,694
Minimum pension liability adjustment, net of related tax effects	—	1	—	5
Foreign currency translation adjustment	1,157	(2,204)	38,266	(56,404)

Total comprehensive income (loss)	$(127,974)	$20,738	$(52,027)	$37,852

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires that we recognize the overfunded or underfunded status of our defined benefit and retiree medical plans (our Plans) as an asset or liability and to recognize as a component of other comprehensive income, including the gain or losses and prior service costs or credits, and the transition asset or obligation remaining from the initial application of SFAS 87, Employers’ Accounting for Pensions, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those statements in our 2006 year-end balance sheet. SFAS 158 also requires us to measure the funded status of our Plans as of our year-end balance sheet date no later than 2008. We do not expect the impact of the change in measurement date to have a material impact on our financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of our 2008 fiscal year. The Company does not believe that the adoption of this statement will have a material impact on its financial condition.

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

In February 2006, FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments, (SFAS 155) which amends Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133) and Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (SFAS 140). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal year beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company does not believe that the adoption of this statement will have a material impact on its financial condition, consolidated results of operations or cash flows.

2.	Composition of Certain Financial Statement Items

Investments

Investments consisted of the following:

	September 30, 2006	December 31, 2005
(in thousands)	(Unaudited)
Short-term
Corporate obligations	$—	$132,791
U.S. Treasury and Agency obligations	30,328	156,608
Municipal obligations	—	3,443
Commercial paper	—	17,668

Total short-term investments	$30,328	$310,510

Long-term
Corporate obligations	$—	$171
U.S. Treasury and Agency obligations	—	16
Equity securities	364	—

Total long-term investments	$364	$187

Total investments	$30,692	$310,697

Inventories

Inventories consisted of the following:

	September 30, 2006	December 31, 2005
(in thousands)	(Unaudited)
Raw materials and components	$23,627	$20,941

Work in process (materials, labor and overhead)	29,787	17,982
Adjustment to write up acquired inventory to fair value	89	3,657

Total work in process	29,876	21,639

Finished goods (materials, labor and overhead)	101,449	93,442
Adjustment to write up acquired inventory to fair value	354	731

Total finished goods	101,803	94,173

Total inventories	$155,306	$136,753

Property and Equipment

Property and equipment consisted of the following:

	Estimated Useful Life	September 30, 2006	December 31, 2005
(in thousands)	(in years)	(Unaudited)
Land	—	$23,545	$23,305
Building and improvements	1-50	180,775	163,149
Machinery and equipment	1-10	213,842	201,836
Construction in process	—	54,040	43,920

Total gross property and equipment		472,202	432,210
Accumulated depreciation and amortization		(181,061)	(153,763)

Total property and equipment		$291,141	$278,447

Goodwill and Other Intangible Assets

The $134.3 million decrease in goodwill on the consolidated balance sheets from December 31, 2005 to September 30, 2006 was the result of a goodwill impairment charge of $150.0 million described below, offset by $14.6 million from foreign currency translation and $1.1 million in adjustments to amounts recorded previously for prior year acquisitions. Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles” (FAS 142), goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances. In connection with a review of the Company’s business portfolio conducted during the third quarter of 2006, the Company identified a potential goodwill impairment in its Cell Culture Systems reporting unit as this segment was performing at less than expected levels. The Company utilized a combination of valuation methods including a discounted cash flow analysis, similar transactions method and the guideline companies method to estimate the fair value of the reporting unit. Based on this analysis, the Company determined that an impairment existed as September 30, 2006 and recorded an estimated $150.0 million impairment loss in the third quarter of 2006.

Intangible assets consisted of the following:

	September 30, 2006 (Unaudited)			December 31, 2005
(in thousands)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Purchased technology	7 years	$759,507	$(452,276)	7 years	$740,374	$(376,187)
Purchased tradenames and trademarks	7 years	81,606	(50,555)	7 years	88,258	(44,927)
Purchased customer base	12 years	56,470	(22,778)	10 years	78,205	(27,679)
Other intellectual properties	4 years	52,687	(19,899)	3 years	39,595	(14,094)

		$950,270	$(545,508)		$946,432	$(462,887)

Intangible assets not subject to amortization:
Purchased tradenames and trademarks		$7,451			$7,451

Amortization expense related to intangible assets for the three months ended September 30, 2006 and 2005 was $30.4 million and $30.6 million, respectively, and $91.0 million and $88.3 million for the nine months ended September 30, 2006 and 2005, respectively. Estimated aggregate amortization expense is expected to be $29.4 million for the remainder of fiscal year 2006. Estimated aggregate amortization expense for fiscal years 2007, 2008, 2009 and 2010 is $99.3 million, $65.8 million, $57.9 million and $45.9 million, respectively.

3.	Other income (expense), net

Other income (expense), net consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2006	2005	2006	2005
Gain on forward contract	$—	$—	$—	$21,003
Sale of equity investment	—	—	—	2,796
Foreign currency gain on intercompany loan	—	—	—	2,200
Legal settlement	—	—	935	—
Other	(1,821)	1,553	(301)	1,397

Total other income (expense)	$(1,821)	$1,553	$634	$27,396

4.	Business Combinations

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

As of September 30, 2006, the final purchase price allocation is shown below:

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

As part of the integration of the business, the Company has established a reserve for the termination and relocation of certain employees to other sites. At September 30, 2006, the Company had $0.7 million remaining in accrued expenses and other current liabilities in the Consolidated Balance Sheets related to this integration. For the nine months ended September 30, 2006, the Company made payments of approximately $0.1 million related to severance charges that had been accrued for acquisition and business integration costs.

Sentigen Acquisition

On September 6, 2006, the Company announced that the Company and Sentigen Holding Corp (NASDAQ: SGHL) had entered into a definitive merger agreement under which the Company will acquire Sentigen in a cash transaction. Based in Phillipsburg, N.J., Sentigen is a publicly held life sciences company, which has subsidiaries that focus on biosciences and cell and molecular technology. The purchase price was $25.9 million or $3.37 per Sentigen share. As of June 30, 2006, Sentigen had cash and cash investments on its books valued at approximately $11.7 million and debt of $0.7 million. The transaction is subject to approval by Sentigen stockholders and completion is expected during the fourth quarter of this year. The results of operations will be included in the Company’s future financial statements from the respective date of acquisition.

Business Consolidation Costs

The Company continues to integrate recent acquisitions into its operations and recorded approximately $2.6 million and $8.0 million for the three and nine months ended September 30, 2006 related to these efforts. These expenses relate primarily to the severance of employees and other costs associated with consolidation.

5.	Segment Information

The Company has two reportable segments: BioDiscovery and Cell Culture Systems, (Cell Culture), formerly known as BioProduction Services.

The BioDiscovery segment includes products used in functional genomics, cell biology and drug discovery research.

The Cell Culture System segment includes all of our Gibco cell culture products and BioReliance services. Products include Sera, cell and tissue culture media, reagents used in both life sciences research and in processes to grow cells in the laboratory, and to produce pharmaceuticals and other materials made through cultured cells.

The Company has no intersegment revenues that are material to the overall consolidated financial statements. In addition, the Company does not currently segregate assets by segment as a majority of the Company’s total assets are shared or considered non-segment assets. As a result, the Company has determined it is not useful to assign its shared assets to individual segments.

See our business and operating segments section for further discussion in Item 2 management discussion and analysis.

Segment information is as follows:

(dollars in thousands)	BioDiscovery	Cell Culture	Corporate and Unallocated (1)(2)	Total
Three months ended September 30, 2006
Revenues from external customers	$201,161	$109,882	$—	$311,043

Gross profit (loss)	128,613	52,456	(1,032)	180,037

Gross margin	64%	48%		58%
Selling and administrative	65,182	21,828	8,338	95,348
Research and development	22,658	3,114	1,025	26,797
Purchased intangibles amortization, and business consolidation costs	—	—	31,954	31,954
Goodwill impairment	—	—	150,000	150,000

Operating income (loss)	$40,773	$27,514	$(192,349)	$(124,062)

Operating margin	20%	25%		(40%)

Three months ended September 30, 2005
Revenues from external customers	$181,985	$107,654	$—	$289,639

Gross profit (loss)	127,222	51,124	(5,222)	173,124

Gross margin	70%	47%		60%
Selling and administrative	59,454	24,259	73	83,786
Research and development	23,078	3,106	216	26,400
Purchased intangibles amortization	—	—	29,509	29,509

Operating income (loss)	$44,690	$23,759	$(35,020)	$33,429

Operating margin	25%	22%		12%

Nine months ended September 30, 2006
Revenues from external customers	$609,366	$324,318	$—	$933,684

Gross profit (loss)	413,235	153,630	(6,597)	560,268

Gross margin	68%	47%		60%
Selling and administrative	200,956	73,658	25,741	300,355
Research and development	69,605	9,561	3,145	82,311
Purchased intangibles amortization and business consolidation costs	—	—	96,781	96,781
Goodwill impairment	—	—	150,000	150,000

Operating income (loss)	$142,674	$70,411	$(282,264)	$(69,179)

Operating margin	23%	22%		(7%)

Nine months ended September 30, 2005
Revenues from external customers	$529,758	$343,418	$—	$873,176

Gross profit (loss)	374,467	164,530	(17,168)	521,829

Gross margin	71%	48%		60%
Selling and administrative Research and development	175,147 62,519	75,199 8,738	217 647	250,563 71,904
Purchased intangibles amortization and in-process research and development	—	—	99,162	99,162

Operating income (loss)	$136,801	$80,593	$(117,194)	$100,200

Operating margin	26%	23%		11%

(1)	Unallocated items for the three months ended September 30, 2006 and 2005 include noncash charges for purchase accounting inventory revaluations of $0.3 million and $5.2 million, amortization of purchased intangibles of $29.3 million and $29.5 million, amortization of deferred compensation of $0.1 million and $0.4 million, business consolidation costs of $2.6 million and $0 million, goodwill impairment of $150.0 million and $0 million, and expenses related to share-based payments as a result of the adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payments,” of $9.9 million and $0 million, respectively. These items are not allocated by management for purposes of analyzing the operations since they are principally non-cash or other costs resulting primarily from business restructuring or purchase accounting that are separate from ongoing operations.

(2)	Unallocated items for the nine months ended September 30, 2006 and 2005, include costs for purchase accounting inventory revaluations of $4.4 million and $17.0 million, amortization of purchased intangibles of $88.7 million and $85.3 million, in-process research and development of $0 million and $13.9 million, amortization of deferred compensation of $0.5 million and $1.1 million, business consolidation costs of $8.0 million and $0 million, goodwill impairment of $150.0 million and $0 million, and expenses related to share-based payments as a result of the adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payments,” of $30.6 million and $0 million, respectively. These items are not allocated by management for purposes of analyzing the operations since they are principally non-cash or other costs resulting primarily from business restructuring or purchase accounting that are separate from ongoing operations.

6.	Long-Term Debt

Long-term debt consists of the following:

	September 30, 2006	December 31, 2005
(in thousands)	(Unaudited)
3 1/4% Convertible Senior Notes (principal due 2025)	$350,000	$350,000
1 1/2% Convertible Senior Notes (principal due 2024)	450,000	450,000
2% Convertible Senior Notes (principal due 2023)	350,000	350,000
2 1/4% Convertible Subordinated Notes (principal due 2006)	176,831	231,931
Capital leases	1,027	1,086
Other	2,698	3,152

	1,330,556	1,386,169
Less current portion	(178,428)	(234,246)

Total long term debt	$1,152,128	$1,151,923

During the nine months ended September 30, 2006, the Company repurchased $55.1 million of its 2 1/4% convertible subordinated notes due December 15, 2006, for less than par value The repurchase did not have a material impact on the consolidated statement of operations.

7.	Lines of Credit

On January 9, 2006, the Company entered into a syndicated $250 million senior secured credit facility (the Credit Facility) with Bank of America, N.A. Amounts borrowed under the Credit Facility are secured by substantially all of the assets of the Company, including equity interests in certain of the Company’s subsidiaries. Additionally, the Credit Facility is guaranteed by certain subsidiaries of the Company. Interest rates on outstanding borrowings are determined by reference to LIBOR or to an alternate base rate, with margins determined based on changes in the Company’s leverage ratio. Under the terms of the Credit Facility, the Company may request that the aggregate amount available be increased by $100 million of additional financing, subject to certain conditions having been met, including the availability of additional lender commitments. The Credit Facility contains various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financings of this type. The Company currently anticipates using the proceeds of the Credit Facility for the purpose of general working capital, capital expenditures, and acquisitions. The Credit Facility will terminate and all amounts outstanding under it will be due and payable in full on January 6, 2011. At September 30, 2006, no amounts related to this credit facility were outstanding.

At September 30, 2006, several of the Company’s foreign subsidiaries had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The credit facilities bear interest at fixed rates, the respective bank’s prime rate, the London LIBOR rate, the Norwegian NIBOR rate and the Japan TIBOR rate (a weighted average rate of 3.37% at September 30, 2006). Under these lines of credit, the U.S. dollar equivalent of these facilities totaled $12.2 million, of which $0.5 million was outstanding at September 30, 2006. There were no parent company guarantees associated with these facilities.

8.	Commitments and Contingencies

Operating Leases

During the first quarter of 2006, the Company terminated an existing operating lease and entered into a new operating lease agreement for the same property for one of its office and manufacturing facilities. The new lease agreement expires in 2022 and provides for escalating rental payments with the option to renew extending through 2038. These transactions resulted in an additional net increase to rent expense of $0.3 million for the remainder of fiscal 2006, $1.2 million for each of the fiscal years 2007, 2008, 2009 and 2010, and $49.2 million for fiscal years thereafter.

Letters of Credit

The Company had outstanding letters of credit totaling $10.1 million at September 30, 2006, of which $4.8 million was to support liabilities associated with the Company’s self-insured worker’s compensation programs and $5.3 million was to support its building lease requirements.

Executive Employment Agreements

The Company has employment contracts with key executives that provides for the continuation of salary if terminated for reasons other than cause, as defined in those agreements. The amounts of the contingent commitments are defined by a formula tied to the compensation of the executives at the time of termination. At September 30, 2006, contingent employment contract commitments for such key executives were approximately $9.0 million for the remainder of fiscal year 2006. This commitment is ongoing, and we expect that the total amount of the commitment will be similar in future periods, however, the timing of the contingent payments would be subject to change, depending on the timing of a termination other than for cause. In addition, the Company has contingent commitments related to long-term incentive plans based on certain performance criteria. As of September 30, 2006, we expect to pay approximately $2.2 million in 2007 related to this contingent payout.

Contingent Acquisition Obligations

Pursuant to the purchase agreements for certain prior year acquisitions, the Company could be required to make additional contingent cash payments based on the achievement of certain operating results of the acquired companies. Payments aggregating a maximum of $78.3 million based upon certain percentages of future gross sales of the acquired companies could be required through 2007. Additional payments of $9.0 million could be required of the Company based upon the achievement of certain development milestones through 2008. For the three months ended September 30, 2006, no contingent payments have been earned and paid. For the nine months ended September 30, 2006, $8.4 million and $21.9 million of contingent payments have been earned and paid, respectively, for research and development milestones. No contingent payments have been earned for operating results to date.

In addition, the purchase agreement for one of the prior year acquisitions may require the Company to make additional contingent cash payments based on percentages of future gross sales of the acquired company through 2009. The purchase agreement does not limit the payment to a maximum amount. The Company will account for any such contingent payments as an addition to the purchase price of the acquired company. No contingent payments have been earned as of September 30, 2006.

Environmental Liabilities

The Company assumed certain environmental exposures as a result of the merger with Dexter Corporation in 2000 and recorded reserves to cover estimated environmental clean-up costs. The environmental reserves, which are not discounted, were $7.5 million at September 30, 2006, and include current reserves of $0.8 million, which are estimated to be paid during this fiscal year, and long-term reserves of $6.7 million. In addition, the Company has an insurance policy to cover these assumed environmental exposures. Based upon currently available information, the Company believes that it has adequately provided for these environmental exposures and that the outcome of these matters will not have a material adverse effect on its consolidated results of operations.

Intellectual Properties

The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including protection of its owned and licensed intellectual property. The Company accrues for such contingencies when it is probable that a liability is incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. Specific royalty liabilities related to acquired businesses have been recorded on the consolidated financial statements at September 30, 2006.

Litigation

The Company is subject to potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted. These matters have arisen in the ordinary course and conduct of the Company’s business, as well as through acquisitions, and some are expected to be covered, at least partly, by insurance. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters that are pending or may be asserted could be decided unfavorably to the Company. Although the amount of liability at September 30, 2006 with respect to these matters cannot be ascertained, the Company believes that any resulting liability should not materially affect its consolidated financial statements.

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

The components of net periodic pension cost for the Company’s pension plans and postretirement health and benefit program for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Domestic Plans
	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2006	2005	2006	2005
Service cost	$19	$—	$59	$—
Interest cost	835	828	2,491	2,482
Expected return on plan assets	(947)	(1,332)	(2,788)	(3,994)
Amortization of prior service cost	59	60	179	180
Amortization of actuarial loss	376	406	1,182	1,217

Net periodic pension cost (benefit)	$342	$(38)	$1,123	$(115)

	Foreign Plans
	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2006	2005	2006	2005
Service cost	$1,192	$919	$3,570	$2,247
Interest cost	717	469	2,101	1,215
Expected return on plan assets	(644)	(432)	(1,880)	(1,154)
Amortization of actuarial loss	155	33	454	85

Net periodic pension cost	$1,420	$989	$4,245	$2,393

10.	Income Taxes

Income taxes are determined using an estimated annual effective tax rate applied against income after excluding certain significant and discrete items, and then adjusted for the tax effect of those items. For the three months ended September 30, 2006, the Company treated the non-deductible goodwill impairment of $150.0 million and tax benefits of $8.5 million resulting from the reversal of tax reserves related to closed income tax audits and additional tax benefit on the repatriation foreign earnings over that previously estimated as discrete items for which the tax effect had to be recognized separately from the application of the estimated annual effective tax rate.

Excluding the impact of goodwill impairment and other non-recurring tax benefits, the estimated annual effective tax rate is 35.9%. Excluding just the impact of the goodwill impairment, the estimated annual effective tax rate is 28%.

11.	Repurchase of Invitrogen Common Stock

In August 2006, the Company’s Board of Directors authorized a $500 million share repurchase program of the Company’s common stock. During the three months ended September 30, 2006, the Company repurchased 4.7 million shares at a total cost of approximately $286.7 million, which is reported as a reduction in stockholders’ equity as treasury stock.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this report and the Consolidated Financial Statements and Notes thereto included in our annual report on Form 10-K.

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

We conduct our business through two principal segments:

•	BioDiscovery. Our BioDiscovery segment includes products used in functional genomics, cell biology and drug discovery research. Functional genomics encompasses products from the detection, isolation, and manipulation of genes and gene transcripts to imaging, quantifying, and assaying proteins and protein function. This segment also includes a full range of enzymes, antibodies, nucleic acids, other biologics and reagents. These biologics are manufactured to the highest research standards and are matched in a gene-specific, validated manner (gene, orf, rnai, protein, antibodies, etc.) to ensure researchers the highest purity and scientific relevance for their experimentation.

•	Cell Culture Systems. Our Cell Culture Systems segment includes all of our Gibco cell culture products and BioReliance services. Products include Sera, cell and tissue culture media, reagents used in both life sciences research and in processes to grow cells in the laboratory, and to produce pharmaceuticals and other materials made through cultured cells. This segment also includes testing to ensure that biologics are free of disease-causing agents or do not cause adverse effects, testing of the characterization of products’ chemical structures, development of formulations for long-term stability, and validation of purification processes under regulatory guidelines. We also manufacture biologics on behalf of clients both for use in clinical trials and for the worldwide commercial market.

Our BioDiscovery and Cell Culture products are used for research purposes, and their use by our customers generally is not regulated by the United States Food and Drug Administration (FDA) or by any comparable international organization, with several limited exceptions. Some of our Cell Culture products and manufacturing sites, including some of our BioReliance subsidiary’s sites, are subject to FDA regulation and oversight and are required to comply with the Quality System Regulations. Additionally, some of these same sites and products are intended to comply with certain voluntary quality programs such as ISO 9001.

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

Outlook

We expect an overall revenue growth rate of approximately 4% for the full year of 2006. We believe gross margins will be affected by sales mix and volume, the addition of acquired businesses, competitive conditions, royalty payments on licensed technologies, the cost of raw materials, changes in average selling prices, our ability to make productivity improvements, and foreign currency rates. We will continue to implement programs and actions to improve our efficiency in the general and administrative area. These programs will focus in the areas of process improvement and automation. We expect over time that these actions will reduce our general and administrative expenses as a percent of revenues. We expect to continue to invest in targeted research and development efforts as we expand our capabilities to accelerate innovation.

Critical Accounting Policies

Other than the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments,” as discussed below, there were no significant changes in critical accounting policies or estimates from those at December 31, 2005. For additional information on the recent accounting pronouncements impacting our business, see Note 1 of the Notes to Consolidated Financial Statements included in Item 1.

Share-Based Compensation. Under our 2004 Equity Incentive Plan (the 2004 Plan), we grant share-based awards to eligible employees and directors to purchase shares of our common stock. In addition, we have a qualified employee stock purchase plan in which eligible employees may elect to withhold up to 15% of their compensation to purchase shares of our common stock on a quarterly basis at a discounted price equal to 85% of the lower of the employee’s offering price or the closing price of the stock on the date of purchase. The benefits provided by these plans qualify as share-based compensation under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires us to recognize compensation expense based on their estimated fair values determined on the date of grant for all share-based awards granted, modified or cancelled as of January 1, 2006 (the effective date). Prior to the effective date, we did not recognize any compensation cost in our income statements for share-based awards granted with an option price equal to the fair market value of the our common stock on the date of grant or employee stock purchase rights as we accounted for them under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and its related interpretations and adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Stock-Based Compensation” (SFAS 123).

We adopted SFAS 123R on January 1, 2006 using the modified-prospective-transition method. Under this method, share-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense over the employee’s requisite service period. Prior periods are not revised for comparative purposes. For the three months ended September 30, 2006, we recognized $10.1 million, $1.5 million and $0.5 million of compensation expense for employee stock options (including stock options assumed in business combinations) and purchase rights, restricted stock units and restricted stock awards, respectively. For the nine months ended September 30, 2006, we recognized $31.1 million, $3.8 million and $1.5 million of compensation expense for employee stock options (including stock options assumed in business combinations) and purchase rights, restricted stock units and restricted stock awards, respectively. At September 30, 2006, there was $53.3 million, $10.8 million and $1.9 million remaining in unrecognized compensation cost related to employee stock options, restricted stock units and restricted stock awards, respectively, which are expected to be recognized over a weighted average period of 2.0 years, 2.4 years and 1.02 years, respectively.

We estimate the fair value of share-based awards on the date of grant using the Black-Scholes option-pricing method (Black-Scholes method), which was also used for the pro forma information required to be disclosed under SFAS 123. The determination of fair value of share-based awards using an option-pricing model requires the use of certain estimates and assumptions that affect the reported amount of share-based compensation cost recognized in our Consolidated Statements of Income. Among these include estimates of the expected term of share-based awards, expected volatility of our stock price, expected dividends and the risk-free interest rate. These estimates and assumptions are highly subjective and may result in materially different amounts should circumstances change and we employ different assumptions in our application of SSFAS 123R in future periods.

For share-based awards issued during the nine months ended September 30, 2006, we estimated the expected term by considering various factors including the vesting period of options granted, employees’ historical exercise and post-employment termination behavior and aggregation by homogeneous employee groups. Our estimated volatility was derived using a combination of our historical stock price volatility and the implied volatility of market-traded options of our common stock with terms of up to approximately two years. Our decision to use a combination of historical and implied volatility was based upon the availability of actively traded options of our common stock and our assessment that such a combination was more representative of future expected stock price trends. We have never declared or paid any cash dividends on our common stock and currently do not anticipate paying such cash dividends. We currently anticipate that we will retain all of our future earnings for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, tax laws, and other factors as the Board of Directors, in its discretion, deems relevant. The risk-free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected term of the share-based awards.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements impacting our business, see Note 1 of the Notes to the Consolidated Financial Statements included in Item 1.

Results of Operations

Third Quarter of 2006 Compared to Third Quarter of 2005

The following table compares revenues and gross margin by segment for the third quarter of 2006 and 2005:

	Three months ended September 30,
(in millions)(unaudited)	2006	2005	$ Increase	% Increase
BioDiscovery revenues	$201.1	$182.0	$19.1	11%
Cell Culture revenues	109.9	107.6	2.3	2%

Total revenues	$311.0	$289.6	$21.4	7%

BioDiscovery gross margin	64%	70%
Cell Culture gross margin	48%	47%
Total gross margin	58%	60%

Revenues

Revenues increased by $21.4 million or 7% for the third quarter of 2006 compared to the third quarter of 2005. The increase was due to $17.4 million related to increased volume, acquisitions, royalty revenue and foreign currency translation of $4.0 million.

Gross Profit

Gross profit increased by $6.9 million or 4% for the third quarter of 2006 compared to the third quarter of 2005. Included in gross profit for the third quarters of 2006 and 2005 was approximately $0.3 million and $5.2 million, respectively, of costs associated with the write-up of acquired inventory to fair market value as a result of a business combination. In accordance with purchase accounting rules, this acquired inventory was written-up to fair market value and subsequently expensed as the inventory was sold. The impact of lower inventory revaluation costs increased our overall gross margin by approximately two percentage points in the third quarter of 2006 compared to the third quarter of 2005.

Operating Expenses

The following table compares operating expenses by segment for the third quarter of 2006 and 2005:

	Three months ended September 30,				$ Increase (decrease)	% Increase (decrease)
	2006		2005
(in millions) (unaudited)	Operating expense	As a percentage of segment revenues	Operating expense	As a percentage of segment revenues
BioDiscovery segment:
Sales and marketing	$43.6	22%	$38.0	21%	$5.6	15%
General and administrative	21.6	11%	21.5	12%	0.1	0%
Research and development	22.7	11%	23.1	13%	(0.4)	(2%)

Cell Culture segment:
Sales and marketing	$15.1	14%	$14.5	13%	$0.6	4%
General and administrative	6.7	6%	9.7	9%	(3.0)	(31%)
Research and development	3.1	3%	3.1	3%	0.0	0%

Unallocated (1):
Sales and marketing	$1.2		$0.1		$1.1
General and administrative	7.1		—		7.1
Research and development	1.0		0.2		0.8

Consolidated:
Sales and marketing	$59.9	19%	$52.6	18%	$7.3	14%
General and administrative	35.4	11%	31.2	11%	4.2	13%
Research and development	26.8	9%	26.4	9%	0.4	2%

(1)	Consists primarily of shared-based compensation expense associated with the adoption of SFAS 123R. See Note 1 of the Consolidated Financial Statements for additional information.

Sales and Marketing. For the third quarter of 2006, sales and marketing expenses increased $7.3 million or 14% compared to the third quarter of 2005. The increase resulted primarily from $2.9 million of incremental expenses related to acquisitions, $2.8 million in increased salaries and commissions, $1.8 million of increased travel expenses, facilities and other expenses and $1.2 million in share-based compensation due to the adoption of SFAS 123R, offset by lower incentive compensation of $1.4 million.

General and Administrative. For the third quarter of 2006, general and administrative expenses increased $4.2 million or 13% compared to the third quarter of 2005. The increase resulted primarily from $7.2 million of share-based compensation due to the adoption of SFAS 123R, $0.9 million in incremental expenses related to acquisitions, and $1.6 million in increased facilities costs, offset by a decrease of $2.3 million in incentive compensation, a decrease of $0.7 million in bad debt expense and a decrease of $2.5 million in relocation and other general and administrative expenses.

Research and Development. Research and development expenses for the third quarter of 2006 increased $0.4 million or 2% compared to the third quarter of 2005. The increase resulted primarily from $1.6 million in incremental expenses related to acquisitions, $1.0 million from share-based compensation due to the adoption of SFAS 123R, offset by decrease of $1.7 million in salaries and incentive compensation and $0.5 million in other research and development expenses.

Purchased Intangibles Amortization. Amortization expense related to purchased intangible assets acquired in our business combinations was $29.3 million for the third quarter of 2006 compared to $29.5 million for the third quarter of 2005.

Impairment of Goodwill. Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles” (FAS 142), goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances. In connection with a review of the Company’s business portfolio conducted during the third quarter of 2006, the Company identified a potential goodwill impairment in its Cell Culture Systems reporting unit as this segment was performing at less than expected levels. The Company utilized a combination of valuation methods including a discounted cash flow analysis, similar transactions method and the guideline companies method to estimate the fair value of the reporting unit. Based on this analysis, the Company determined that an impairment existed as September 30, 2006 and recorded an estimated $150.0 million impairment loss in the third quarter of 2006.

Business Consolidation Costs. Business consolidation costs for the quarter ended September 30, 2006 were $2.6 million and represent costs associated with our efforts to realign our business and consolidation of certain facilities. These costs consisted mainly of termination benefits of certain employees involuntarily terminated. We expect to continue to incur business consolidation costs in 2006 as we further consolidate operations and facilities.

Other Income (Expense)

Interest Income. Interest income was $7.5 million for the third quarter of 2006, compared to $7.6 million for the third quarter of 2005. The decrease is mainly due to lower average cash balances in the third quarter of 2006 compared to the third quarter of 2005.

Interest income in the future will be affected by changes in short-term interest rates and changes in cash balances, which may materially increase or decrease as a result of acquisitions and other financing activities.

Interest Expense. Interest expense was $8.1 million for the third quarter of 2006 compared to $9.1 million for the third quarter of 2005. The $1.0 million decrease was mainly due to a lower average balance of our convertible debt in the third quarter of 2006 compared to the third quarter 2005 as a result of the issuance of our 3 1/4% convertible notes in June 2005, in addition to redemption of our 1 1/2% convertible notes in the first nine months of 2006.

Other income (expense), net. Other expense was $1.8 million in the third quarter of 2006 versus other income of $1.6 million in the third quarter of 2005. This change was primarily due to unfavorable shifts in foreign currency transactions, primarily losses on receivables in Europe as well as approximately $0.5 million in life insurance proceeds received in the third quarter of 2005.

Provision for Income Taxes

The estimated annual effective tax rate as a percentage of pre-tax income was (2.6%) for the third quarter of 2006 as compared to 28.6% for the third quarter of 2005. In the third quarter of 2006, the Company treated the non-deductible goodwill impairment of $150.0 million and tax benefits of $8.5 million from adjusting tax reserves related to closed income tax audits and additional tax benefit on its 2005 repatriation as discrete items for which the tax effect had to be recognized separately from the application of the estimated annual effective tax rate. Without these non-recurring items, the effective rate for the third quarter of 2006 would be 50.4% compared to 28.6% for the third quarter of 2005. The increase in the effective tax rate from the third quarter of 2005 to the third quarter of 2006 is primarily attributable to non-deductible compensation expense related to the adoption of SFAS 123R, “Share-Based Payments”, the expiration of the federal research credit, net of tax benefits resulting from a greater proportion of income earned in jurisdictions having lower tax rates than the United States.

Segment Results for the Third Quarter of 2006 Compared to the Third Quarter of 2005

BioDiscovery. BioDiscovery revenues for the third quarter of 2006 increased $19.1 million or 11% compared to the third quarter of 2005. The increase was mainly driven by $13.8 million from increased volume and acquisitions, $2.8 million in increased pricing and royalties and $2.5 million of foreign currency translation. BioDiscovery gross margin for the third quarter of 2006 decreased 6% to 64% compared to the third quarter of 2005 primarily due to lower margin product being sold in connection with acquired companies and collaborations and increased manufacturing costs, partially offset by a decrease in incentive compensation. BioDiscovery operating margin was 20% for the third quarter of 2006, a 5% decrease from the third quarter of 2005 mainly due to the reasons noted above.

Cell Culture Systems. Cell Culture revenues for the third quarter of 2006 increased $2.3 million or 2% compared to the third quarter of 2005. The increase was mainly driven by $2.5 million from increased volume and $1.5 million of foreign currency translation, offset by a decrease of $1.7 million in pricing. Cell Culture gross margin for the third quarter of 2006 increased 1% to 48% compared to the third quarter of 2005. The increase was driven by the favorable foreign currency impact and product mix partially offset by pricing. Operating margin increased by 3% to 25% for the third quarter of 2006 compared to the third quarter of 2005 mainly due to the reasons noted above.

First Nine Months of 2006 compared to First Nine Months of 2005

The following table compares revenues and gross margin by segment for the third quarter of 2006 and 2005:

	Nine Months ended September 30,
(in millions) (unaudited)	2006	2005	$ Increase	% Increase
BioDiscovery revenues	$609.4	$529.8	$79.6	15%
Cell Culture revenues	324.3	343.4	(19.1)	(6%)

Total revenues	$933.7	$873.2	$60.5	7%

BioDiscovery gross margin	68%	71%
Cell Culture gross margin	47%	48%
Total gross margin	60%	60%

Revenues

Revenues increased by $60.5 million or 7% for the first nine months of 2006 compared to the first nine months of 2005. The increase was due to $60.6 million related to increased volume and acquisitions, an increase of $5.9 million in pricing and royalties, offset by unfavorable foreign currency translation of $6.0 million.

Gross Profit

Gross profit increased by $38.4 million or 7% for the first nine months of 2006 compared to the first nine months of 2005. Included in gross profit for the first nine months of 2006 and 2005 was approximately $4.4 million and $17.0 million, respectively, of costs associated with the write-up of acquired inventory to fair market value as a result of a business combination. In accordance with purchase accounting rules, this acquired inventory was written-up to fair market value and subsequently expensed as the inventory was sold. The impact of these inventory revaluations increased our overall gross margin by approximately one percentage point in the first nine months of 2006 compared to the first nine months of 2005.

Operating Expenses

The following table compares operating expenses by segment for the first nine months of 2006 and 2005:

	Nine months ended September 30,
	2006		2005
(in millions) (unaudited)	Operating expense	As a percentage of segment revenues	Operating expense	As a percentage of segment revenues	$ Increase (decrease)	% Increase (decrease)
BioDiscovery segment:
Sales and marketing	$132.2	22%	$111.3	21%	$20.9	19%
General and administrative	68.8	11%	63.8	12%	5.0	8%
Research and development	69.6	11%	62.5	12%	7.1	11%

Cell Culture segment:
Sales and marketing	$47.9	15%	$45.9	13%	$2.0	4%
General and administrative	25.8	8%	29.3	9%	(3.5)	(12%)
Research and development	9.6	3%	8.7	3%	0.9	10%

Unallocated (1):
Sales and marketing	$3.6		$0.2		$3.4
General and administrative	22.1		—		22.1
Research and development	3.1		0.7		2.4

Consolidated:
Sales and marketing	$183.7	20%	$157.4	18%	$26.3	17%
General and administrative	116.7	12%	93.1	11%	23.6	25%
Research and development	82.3	9%	71.9	8%	10.4	14%

(1)	Consists primarily of shared-based compensation expense associated with the adoption of SFAS 123R. See Note 1 of the Consolidated Financial Statements for additional information.

Sales and Marketing. For the first nine months of 2006, sales and marketing expenses increased $26.3 million or 17% compared to the first nine months of 2005. The increase resulted primarily from acquisitions of $11.3 million, foreign currency translation of $0.4 million, increased salaries and commissions of $12.8 million, $3.7 million from share-based compensation due to the adoption of SFAS 123R, travel expense of $2.1 million, and increases in other expenses of $0.4 million, offset by a $4.4 million reduction in incentive compensation.

General and Administrative. For the first nine months of 2006, general and administrative expenses increased $23.6 million or 25% compared to the first nine months of 2005. The increase resulted primarily from acquisitions of $7.1 million, share-based compensation due to the adoption of SFAS 123R of $22.1 million and other expense of $0.9 million, offset by $1.0 million from foreign currency translation, and incentive compensation of $5.5 million reduction.

Research and Development. Research and development expenses for the first nine months of 2006 increased $10.4 million or 14% compared to the first nine months of 2005. The increase resulted primarily from acquisitions of $8.4 million, share-based compensation due to the adoption of SFAS 123R of $3.1 million, and salaries and other expenses of $2.1 million, offset by a decrease in incentive compensation of $3.0 million and $0.2 million from foreign currency translation.

Purchased Intangibles Amortization. Amortization expense related to purchased intangible assets acquired in our business combinations was $88.7 million for the first nine months of 2006 compared to $85.3 million for the first nine months of 2005.

Purchased In-Process Research and Development. In conjunction with our acquisitions during the first nine months of 2005, we purchased in process research and development projects valued at $13.9 million that was expensed upon the acquisition date.

Impairment of Goodwill. Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles” (FAS 142), goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances. In connection with a review of the Company’s business portfolio conducted during the third quarter of 2006, the Company identified a potential goodwill impairment in its Cell Culture Systems reporting unit as this segment was performing at less than expected levels. The Company utilized a combination of valuation methods including a discounted cash flow analysis, similar transactions method and the guideline companies method to estimate the fair value of the reporting unit. Based on this analysis, the Company determined that an impairment existed as September 30, 2006 and recorded an estimated $150.0 million impairment loss in the third quarter of 2006.

Business Consolidation Costs. Business consolidation costs for the nine months ended September 30, 2006 were $8.0 million and represent costs associated with our efforts to realign our business and consolidation of certain facilities. These costs consisted mainly of termination benefits of certain employees involuntarily terminated. We expect to continue to incur business consolidation costs in 2006 as we further consolidate operations and facilities.

Other Income (Expense)

Interest Income. Interest income was $21.9 million for the first nine months of 2006, compared to $18.5 million for the first nine months of 2005. The increase is mainly due to higher interest rates in 2006 compared to 2005.

Interest income in the future will be affected by changes in short-term interest rates and changes in cash balances, which may materially increase or decrease as a result of acquisitions and other financing activities.

Interest Expense. Interest expense was $24.6 million for the first nine months of 2006 comparable to $24.2 million for the first nine months of 2005.

Other income, net. Other income, net was $0.6 million in the first nine months of 2006 compared to $27.4 million in the first nine months of 2005. The primary reasons for the decrease are one-time gains in 2005 including a $21.0 million gain on the settlement of a forward contract related to the acquisition of Dynal and a $2.8 million gain on the sale of an equity investment.

Provision for Income Taxes

The estimated annual effective tax rate as a percentage of pre-tax income was (27.6%) for the first nine months of 2006 as compared to 29.7% for the first nine months of 2005. In the third quarter of 2006, the Company treated the non-deductible goodwill impairment of $150.0 million and tax benefits of $8.5 million from adjusting tax reserves related to closed income tax audits and additional tax benefit on its 2005 repatriation as discrete items for which the tax effect had to be recognized separately from the application of the estimated annual effective tax rate. Without these non-recurring items, the effective rate for the first nine months of 2006 would be 35.9% compared to 29.7% for the first nine months of 2005. The increase in the effective tax rate from the first nine months of 2005 to the first nine months of 2006 is primarily attributable to non-deductible compensation expense related to the adoption of SFAS 123R, “Share-Based Payments”, the expiration of the federal research credit, net of tax benefits resulting from a greater proportion of income earned in jurisdictions having lower tax rates than the United States.

Segment Results for the First Nine Months of 2006 Compared to the First Nine Months of 2005

BioDiscovery. BioDiscovery revenues for the first nine months of 2006 increased $79.6 million or 15% compared to the first nine months of 2005. The increase was mainly driven by $82.7 million from acquisitions, volume, pricing and royalties, offset by an unfavorable impact of $3.1 million in foreign currency translation. BioDiscovery gross margin for the first nine months of 2006 decreased 3% to 68% compared to the first nine months of 2005 primarily due to lower margin product being sold in connection with acquired companies and collaborations, partially offset by a decrease in foreign currency translation. BioDiscovery operating margin decreased by 3% to 23% for the first nine months of 2006 compared to the first nine months of 2005.

Cell Culture Systems. Cell Culture Systems revenue for the first nine months of 2006 decreased $19.1 million or 6% compared to the first nine months of 2005. The decrease was primarily due to declines in volume and pricing of $16.2 million due to declines in Sera and cell culture media sold to production customers and $2.9 million in foreign currency translation. Cell Culture gross margin for the first nine months of 2006 decreased 1% to 47% compared to the first nine months of 2005. The decrease was mainly driven by pricing and volume. Cell Culture operating margin decreased by 1% to 22% for the first nine months of 2006 compared to the first nine months of 2005.

Liquidity and Capital Resources

Cash and cash equivalents were $477.8 million at September 30, 2006, an increase of $42.6 million from December 31, 2005. The increase was mainly due to cash provided from operating activities of $128.6 million, cash provided by investing activities of $219.0 million and a favorable impact of foreign currency of $10.6 million, partially offset by cash used in financing activities of $315.6 million primarily used for the share repurchase program.

Operating activities provided net cash of $128.6 million during the nine months ended September 30, 2006 primarily from net non-cash charges of $283.4 million, offset by net loss of $90.9 million. Net changes in operating assets and liabilities reduced cash from operating activities by $63.9 million. This decrease was mainly due to a $27.8 million decrease in accrued expenses and other liabilities primarily a result of lower incentive compensation, an $18.0 million increase in inventories primarily due to the seasonal timing of Sera collection, an $11.0 million decrease in accounts payable, a $9.6 million decrease in income tax payable and a $3.1 million increase in accounts receivable. These items were partially offset by a $5.8 million decrease in prepaid expenses and other assets.

As a result of working capital improvement programs, we expect to utilize our working capital more efficiently in the future resulting in higher inventory turnover and lower days sales outstanding. Our working capital factors, such as inventory turnover and days sales outstanding are seasonal, and on an interim basis during the year, may require an influx of short-term working capital.

In the third quarter of 2006, our Board of Directors authorized the repurchase of up to $500 million of our common stock over a three year period. During the third quarter of 2006, we purchased 4.7 million shares of common stock at a cost of $286.7 million which has been reported in treasury stock as a reduction in stockholders’ equity.

On January 9, 2006, we entered into a syndicated $250 million senior secured credit facility (the Credit Facility) with Bank of America, N.A. Interest rates on outstanding borrowings are determined by reference to LIBOR or to an alternate base rate, with margins determined based on changes in our leverage ratio. Under the terms of the Credit Facility, we may request that the aggregate amount available be increased by $100 million of additional financing, subject to certain conditions having been met, including the availability of additional lender commitments. The Credit Facility contains various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financings of this type. We currently anticipate using the proceeds of the Credit Facility for the purpose of general working capital, capital expenditures, and acquisitions. The Credit Facility will terminate and all amounts outstanding under it will be due and payable in full on January 6, 2011. See Note 7 of the Notes to Consolidated Financial Statements.

As of September 30, 2006, several of the Company’s foreign subsidiaries had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The U.S. dollar equivalent of these facilities totaled $12.2 million, of which $0.5 million was outstanding at September 30, 2006.

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

We intend to continue our strategic investment activities in new product development, in-licensing technologies and acquisitions that support our BioDiscovery and Cell Culture Systems platforms. In the event additional funding needs arise, we may obtain cash through new debt or stock issuance, or a combination of sources.

Contractual Obligations

During the nine months ended September 30, 2006, we terminated an existing operating lease and entered into a new operating lease agreement for the same property for one of our office and manufacturing facilities. The new lease agreement expires in 2022 and provides for escalating rental payments with the option to renew extending through 2038. See Note 8 to our Consolidated Financial Statements. We did not enter into any other material contractual obligations during the nine months ended September 30, 2006. We have no material contractual obligations not fully recorded on our Consolidated Balance Sheets or fully disclosed in the Notes to our Consolidated Financial Statements. We have no off-balance sheet arrangements as defined in S-K 303(a)(4)(ii).

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

Foreign Currency Transactions

We have operations in Europe, Asia-Pacific and the Americas. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. Many of our reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in exchange rates because they may become worth more or less than they were worth at the time we entered into the transaction due to changes in currency exchange rates. Both realized and unrealized gains or losses on the value of these receivables and payables are included in the determination of net income. Realized and unrealized gains or losses on the value of financial contracts entered into to hedge the currency exchange rate exposure of these receivables and payables are also included in the determination of net income. Net currency exchange losses recognized on business transactions, net of hedging transactions, were $1.9 million for the nine months ended September 30, 2006 and are included in other income and expense in the Consolidated Statements of Income.

Our currency exposures vary, but are primarily concentrated in the euro, British pound sterling, Norwegian kroner and Japanese yen. Historically, we have used foreign currency forward contracts to mitigate foreign currency risk on foreign currency receivables and payables. At September 30, 2006, we had $12.4 million in foreign currency forward contracts outstanding to hedge currency risk on specific receivables and payables. These contracts, which all settle in October 2006, effectively fix the exchange rate at which these specific receivables and payables will be settled in, so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying receivables and payables.

In addition to hedging the value of our foreign currency receivables and payables, our foreign currency-hedging program includes hedging of forecasted foreign currency cash flows. The increase or decrease in value of forward contracts to hedge forecasted foreign currency cash flows prior to their maturity are accounted for as cash flow hedges and recorded in other comprehensive income in the Consolidated Balance Sheets. To the extent any portion of the forward contracts is determined to not be an effective hedge, the increase or decrease in value prior to the maturity are recorded in other income and expense in the Consolidated Statements of Income. At September 30, 2006, we had $13.9 million in foreign currency cash flow hedges.

Commodity Prices

Our exposure to commodity price changes relates to certain manufacturing operations that utilize certain commodities as raw materials. We manage our exposure to changes in those prices primarily through our procurement and sales practices.

Interest Rates

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The fair value of our cash equivalents and marketable securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. At September 30, 2006, we had $508.1 million in cash, cash equivalents and marketable securities, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of $477.8 million of our cash and cash equivalents at September 30, 2006, as these consisted of securities with maturities of less than three months. A 100 basis point increase or decrease in interest rates would, however, decrease or increase, respectively, the remaining $30.3 million of our investments by approximately $35,000. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our statement of income until the investment is sold or if the reduction in fair value was determined to be a permanent impairment.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We are engaged in various legal actions arising in the ordinary course of our business and believe that the ultimate outcome of these actions will not have a material adverse effect on our business or financial condition.

Item 1A.	Risk Factors.

There are no material changes from risk factors disclosed in our Form 10-K for the year ended December 31, 2005, as filed on March 1, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c)

Period	(a) Total Number of Shares (or Units) purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31	—	$—	$—	$500,000,000
August 1 – August 31	2,533,279	59.21	$149,994,380	$350,005,620
September 1 – September 30	2,165,600	63.14	$136,742,990	$213,262,630
Total	4,698,879	61.02	$286,737,370	$213,262,630

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

(a) None.

(b) None.

(c) None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits: For a list of exhibits filed with this report, refer to the Index to Exhibits beginning on page 31.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVITROGEN CORPORATION

Date: November 9, 2006	By:	/s/ David F. Hoffmeister
David F. Hoffmeister
Chief Financial Officer
(Principal Financial Officer and
Authorized Signatory)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

3.1	Restated Certificate of Incorporation of Invitrogen, as amended.

3.2	Amended and Restated Bylaws of Invitrogen.

3.3	Certificate of Correction to the Restated Certificate of Incorporation of Invitrogen, dated February 21, 2001.(1)

4.1	Specimen Common Stock Certificate.(2)

4.2	5 1/2% Convertible Subordinated Notes Due 2007, Registration Rights Agreement, by and among Invitrogen, and Donaldson, Lufkin & Jenrette Securities Corporation et al., as Initial Purchasers, dated March 1, 2000.(3)

4.3	Indenture, by and between Invitrogen and State Street Bank and Trust Company of California, N.A., dated March 1, 2000.(3)

4.4	2 1/4% Convertible Subordinated Notes due 2006, Registration Rights Agreement, by and among Invitrogen and Credit Suisse First Boston Corporation et al., as Initial Purchasers, dated December 11, 2001.(4)

4.5	Indenture, by and between Invitrogen and State Street Bank and Trust Company of California, N.A. and Table of Contents of Indenture, including Cross-Reference Table to the Trust Indenture Act of 1989, dated December 11, 2001.(4)

4.6	2% Convertible Senior Notes Due 2023, Registration Rights Agreement, by and among Invitrogen, and UBS Securities LLC and Credit Suisse First Boston LLC, as Initial Purchasers, dated August 1, 2003.(5)

4.7	Indenture, by and between Invitrogen and U.S. Bank National Association, dated August 1, 2003.(5)

4.8	1 1/2% Convertible Senior Notes Due 2024, Registration Rights Agreement, by and among Invitrogen, and UBS Securities LLC and Bear Stearns & Co Inc., as Initial Purchasers, dated February 19, 2004.(6)

4.9	Indenture, by and between Invitrogen and U.S. Bank National Association, dated February 19, 2004.(6)

4.10	Indenture, by and between Invitrogen and U.S. Bank National Association, dated as of December 14, 2004.(7)

4.11	Indenture, by and between Invitrogen and U.S. Bank National Association, dated as of December 14, 2004.(7)

4.12	3.25% Convertible Senior Notes Due 2025, Registration Rights Agreement, by and among Invitrogen, and UBS Securities LLC and Banc of America Securities LLC., as Initial Purchasers, dated June 20, 2005.(8)

4.13	3.25% Convertible Senior Notes Due 2025, Indenture, by and between Invitrogen and U.S. Bank National Association, dated June 20, 2005.(8)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2001 (File No. 000-25317).

(2)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-68665).

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-37964).

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2001 (File No. 000-25317), as amended.

(5)	Incorporated by reference to Registrant’s Registration Statement on Form S-3 (File No. 333-110060).

(6)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2004 (File No. 000-25317).

(7)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-K for the year period ended December 31, 2004. (File No. 000-25317).

(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on June 24, 2005 (File No. 000-25317).