Form 10-K
period 2006-12-31
INVITROGEN CORP
filed 2007-03-01
CIK 1073431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 0-25317

Invitrogen Corporation

(Exact name of registrant as specified in its charter)

Delaware	33-0373077
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1600 Faraday Avenue Carlsbad, California (Address of principal executive offices)	92008 (Zip Code)

Registrant’s telephone number, including area code:

760-603-7200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	Nasdaq Global Select Market
Preferred Stock Purchase Rights, $0.01 par value	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [    ] or No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2006 was $3,515,356,626.

The number of outstanding shares of the registrant’s common stock as of February 27, 2007 was 47,067,113.

INCORPORATION BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with the registrant’s 2007 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2006.

INVITROGEN CORPORATION

Annual Report on Form 10-K

for the Fiscal Year Ended December 31, 2006

FORWARD-LOOKING STATEMENTS

Any statements in this Annual Report on Form 10-K about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” “outlook” and similar expressions. Additionally, statements concerning future matters, such as the development of new products, enhancements of technologies, sales levels and operating results and other statements regarding matters that are not historical are forward-looking statements. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from the results expressed in the statements. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Form 10-K. The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this Form 10-K. Among the key factors that have an impact on our results of operations are:

•	the risks and other factors described under the caption “Risk Factors” under Item 1A of this Form 10-K;

•	the integration of acquired businesses into our operations;

•	general economic and business conditions;

•	industry trends;

•	our assumptions about customer acceptance, overall market penetration and competition from providers of alternative products and services;

•	our funding requirements; and

•	availability, terms and deployment of capital.

Because the factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, you should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and their emergence is impossible for us to predict. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

In this Annual Report on Form 10-K, unless the context requires otherwise, “Invitrogen,” “Company,” “we,” “our,” and “us” means Invitrogen Corporation and its subsidiaries.

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

We have made a number of significant acquisitions over the past several years that have expanded our overall size and the breadth of the products we offer, including the 2006 acquisition of Sentigen Holding Corp. and the asset purchase of Xcyte Therapies, Inc. (Xcyte), the 2005 acquisitions of Dynal Biotech Holding AS (Dynal), BioSource International, Inc. (BioSource), Caltag Laboratories (Caltag) and Zymed Laboratories, Inc. (Zymed), the 2004 acquisition of BioReliance Corporation, the 2003 acquisitions of Molecular Probes, Inc. and substantially all the assets of PanVera LLC. We have also acquired a number of other smaller companies over the past several years.

Financial Information About Our Segments and Geographic Areas

We focus our business on two principal business segments, BioDiscovery and Cell Culture Systems. Financial information regarding these segments is included in the notes to our consolidated financial statements, which begin on page 50.

Financial information about our revenues from and assets located in foreign countries is also included in the notes to our consolidated financial statements.

Description of Our Business

Company Overview

We are a leading developer, manufacturer and marketer of research tools in reagent, kit and high-throughput applications forms to customers engaged in life sciences research, drug discovery, diagnostics and the commercial manufacture of biological products. Additionally, we are a leading supplier of sera, cell and tissue culture media and reagents used in life sciences research, as well as in processes to grow cells in the laboratory and produce pharmaceuticals and other highly valued proteins.

Our research tools and reagents simplify and improve gene cloning, gene expression and gene analysis techniques. These techniques are used to study how a gene or cell is regulated by its genetic mechanisms, known as functional genomics, and to search for drugs that can treat diseases. In addition, we have a portfolio of products for proteomics applications, providing tools to help researchers understand the function of proteins, their roles in biological pathways, and importance in diseases such as cancer. Our leading products include gel-based separations technologies, antibodies, and protoarrays. Our goal is to produce tools, which allow researchers to perform this complex biological research more accurately, efficiently and with greater reproducibility compared to conventional research methods. Our scientific know-how is making biodiscovery research techniques more effective and efficient to pharmaceutical, biotechnology, agricultural, government and academic researchers with backgrounds in a wide range of scientific disciplines.

We offer many different products and services, and are continually developing and/or acquiring others. Some of our specific product categories include the following:

•	Our “high-throughput” gene cloning and expression technology, which allows us to clone and expression-test genes on an industrial scale.
•	Our pre-cast electrophoresis products, which improve the speed, reliability and convenience of separating nucleic acids and proteins.
•	Our antibodies, which allow researchers to capture and label proteins, visualize their location through use of Molecular Probe dyes and discern their role in disease.
•	Our magnetic beads, which are used in a variety of settings, such as attachment of molecular labels, nucleic acid purification, and organ and bone marrow tissue type testing.
•	The protoarray kinase substrate chip, which allows scientists to elucidate to which proteins a kinase phosporylates to send a signaling cascade within a cell.
•	Our Molecular Probes fluorescence-based technologies, which facilitate the labeling of molecules for biological research and drug discovery.
•

Our testing activities, cell banking, and small-scale contract manufacturing, which address a wide variety of needs of pharma and biopharma customers in the preclinical development of their therapeutics.

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

Life Sciences Research

The life sciences research market consists of laboratories generally associated with universities, medical research centers, government institutions such as the United States National Institutes of Health (NIH), and other research institutions as well as biotechnology, pharmaceutical, energy, agricultural and chemical companies. Our products and services provide the special biochemical research tools capable of performing precise functions in a given experimental procedure that life sciences researchers require. We serve two principal disciplines of this market: cellular biochemistry and genomics.

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

Our products also serve customers who are engaged in drug discovery or the development of diagnostics for disease identification or for improving the efficacy of drugs to targeted patient groups. Traditional drug discovery using high throughput biochemical and cell-based assays allow pharmaceutical researchers to test targeted medicinal compounds against specific disease pathways to identify the potential compound to interrupt the disease process. By tagging compounds with various reporter technologies, scientists can measure the effectiveness of the compound at the cellular level, which assist the researcher in determination of drug candidates to advance to the next level. High valued protein targets such as kinases are attractive druggable candidates, and Invitrogen is one of the world’s largest suppliers of these products.

In addition, Invitrogen’s research tools are important in the development of diagnostics for disease determination as well as identification of patients for more targeted therapy. Our 2005 acquisition of Dynal, together with the purchase of Xcyte’s T-cell expansion technology in 2006, provides a broad platform for diagnostic solutions that diagnostic customers can source from Invitrogen.

Commercial Production

We serve industries that apply genetic engineering to the commercial production of useful but otherwise rare or difficult to obtain substances, such as proteins, interferons, interleukins, t-PA and monoclonal antibodies. The manufacturers of these materials require larger quantities of the same sera and other cell growth media that we provide in smaller quantities to researchers. Other industries involved in the commercial production of genetically engineered products include the pharmaceutical, food processing and agricultural industries.

Our Products

We divide our products and services into two broad segments that are closely aligned with our target markets, as follows:

•

BioDiscovery. Our BioDiscovery segment includes our functional genomics, cell biology and drug discovery product lines. Functional genomics encompasses products from the initial cloning and manipulation of DNA, to examining and regulating RNA in cells, to capturing, separating and analyzing proteins. These reagent and research kits simplify and improve gene acquisition, gene cloning, gene expression, and gene analysis techniques. This segment also includes a full range of enzymes, nucleic acids, other biochemicals and reagents. These biologics are manufactured to the highest research standards and are matched in a gene specific, validated manner (gene, ORF, RNAi, protein, antibody, etc.) to ensure researchers the highest purity and scientific relevance for their experimentation. We also offer software through this segment that enables more efficient, accelerated analysis and interpretation of genomic, proteomic and other biomolecular data for application in pharmaceutical, therapeutic and diagnostic development. The acquisitions of Zymed, Caltag, Dynal, and Biosource, have introduced and will continue to enable us to offer new technology and products, such as antibodies and proteins (Zymed, Caltag and Biosource) and magnetic beads used for biological separation (Dynal), which is the first step in almost every biologic investigative or diagnostic process.

•

Cell Culture Systems (CCS). Our CCS product segment, formerly known as BioProduction, includes all of our GIBCO (Grand Island Biological Company) cell culture products and services. Products include sera, growth factors, cell and tissue culture media, used in both life sciences research and production of pharmaceuticals and other materials made through cultured cells. CCS services include the creation of commercially viable stable cell lines and the optimization of production processes used for the production of therapeutic drugs known as our PD-Direct™ Service. We also manufacture biologics on behalf of clients both for use in clinical trials and for the worldwide commercial market.

We plan to continue to introduce new research products and services, as we believe continued new product development and rapid product introduction is a critical competitive factor in the BioDiscovery and CCS markets. We may continue to increase expenditures in sales and marketing, manufacturing and research and development to support increased levels of sales and to augment our long-term competitive position.

We principally purchase raw materials and components from third parties and use those ingredients to manufacture products for inventory. We typically ship those products shortly after the receipt of orders. Our oligonucleotide, genomic services, general services, RNAi (gene regulation), and some CCS businesses, however, are all made to order, and certain of our products are made for us by third parties. Because we ship shortly after receipt of orders, make products to order or purchase from third parties, we do not have a significant backlog in either of our segments and do not anticipate we will develop a material backlog in the future. Most of our products and services are manufactured or provided from our facilities in Carlsbad and Camarillo, California; Eugene, Oregon; Frederick, Maryland; Grand Island, New York; Madison, Wisconsin; Auckland, New Zealand; Oslo, Norway; and Paisley, Scotland. We also have manufacturing facilities in Japan and Israel.

Research and Development

We believe that a strong research and product development effort is important to our future growth. We spent $107.6 million, $99.3 million, and $73.1 million on research and development activities in 2006, 2005 and, 2004, respectively. These research and development expenses were primarily directed toward developing innovative new products in areas where we have expertise and have identified substantial market needs, creating solutions for customers in the life sciences research and industrial bioprocessing areas and improving production processes.

We conduct research activities in the United States, the United Kingdom, Israel and New Zealand, using our own employees. At December 31, 2006, we had approximately 560 employees principally engaged in research and development. Our scientific staff is augmented by advisory and collaborative relationships with a number of scientists.

Our research and development activity is aimed at maintaining a leadership position in providing research tools to the life sciences research market and enhancing our market position as a supplier of products and services used to manufacture genetically engineered pharmaceuticals and other materials.

Sales and Marketing

In 2006 we took about 40% of our worldwide orders through our website. We currently market our products directly or through distributors or agents in approximately 70 countries. These independent distributors may also market research products for other companies, including some products that are competitive with our offerings. As of December 31, 2006, we employed approximately 1,435 people in our sales and marketing organization.

Our sales strategy has been to employ scientists to work as our sales representatives. We have two types of direct sales personnel: generalists and technical sales specialists. Generalists are typically responsible for total customer account management. They work closely with the technical specialists who have an extensive background in biology or other scientific fields of study and who focus on specific product offerings. A thorough knowledge of biological techniques and an understanding of the research process allow our sales representatives to become advisors, acting in a consultative role with our customers. Our use of technical sales representatives also enables us to identify market needs and new technologies that we can license and develop into new products.

Our marketing departments located in the North American, European and Asia-Pacific regions use a variety of media communication vehicles and methods to keep our customers informed of new products and services, as well as enhancements to existing products and services. Among these are internally produced print catalogs, newsletters, magazines, brochures, direct mailers, product inserts, tradeshow posters and sourcebooks as well as web-based newsletters, email, seminars and forums. Our main website includes pages detailing our products and services, along with purchasing, technical and directional information. The technical information includes interactive online tools enabling customers to link to public research databases, download scientific analyses and search for project-specific data. We also advertise in numerous print and web-based publications related to science and industry, and we exhibit and present information at scientific events worldwide.

Technology Licensing

Many of our existing products are manufactured or sold under the terms of license agreements that require us to pay royalties to the licensor based upon a percentage of the sales of products containing the licensed materials or technology. These licenses also typically impose obligations on us to market the licensed technology. Although we emphasize our own research and development, we believe our ability to in-license new technology from third parties is and will continue to be critical to our ability to offer competitive new products. Our ability to obtain these in-licenses depends in part on our ability to convince inventors that we will be successful in bringing new products incorporating their technology to market. Several significant licenses or exclusivity rights expire at various times during the next 15 years. There are certain risks associated with relying on third-party licensed technologies, including our ability to identify attractive technologies, license them on acceptable terms, meet our obligations under the licenses, renew those licenses should they expire before we retire the related product and the risk that the third party may lose patent protection. These risks are more fully described under the heading “Risk Related to the Development and Manufacture of Products” and “Risks Related to Our Intellectual Property” below.

Patents and Proprietary Technologies

We consider the protection of our proprietary technologies and products in both of our product segments to be important to the success of our business and rely on a combination of patents, licenses, copyrights and trademarks to protect these technologies and products. We currently own 900 patents and have exclusive rights to another 300. Of this amount we control over 500 patents in the United States, and over 700 in other countries. We also have numerous pending patent applications both domestic and internationally. Our success depends, to a significant degree, upon our ability to develop proprietary products and technologies. It is important to our success that we protect the intellectual property associated with these products and technologies. We intend to continue to file patent applications as we develop new products and technologies. Patents provide some degree of, but not complete, protection for our intellectual property.

We also rely in part on trade secret, copyright and trademark protection of our intellectual property. We protect our trade secrets by entering into confidentiality agreements with third parties, employees and consultants. It is our policy to require employees and consultants to sign agreements to assign to us their interests in intellectual property arising from their work for us. There are risks related to our reliance on patents, trade secret, copyright and trademark protection laws, which are described in more detail under the heading “Risk Related to Our Intellectual Property” below.

Competition

The markets for the products of both of our segments are highly competitive. There are numerous life science research and bioproduction product suppliers that compete with us which have significant financial, operational, sales and marketing resources, and experience in research and development, although many of these competitors only compete with us in a limited portion of our product line. These and other companies may have developed or could in the future develop new technologies that compete with our products or even render our products obsolete. Additionally, there are numerous scientists making materials themselves instead of using kits.

We believe that a company’s competitive position in our markets is determined by product function, product quality, speed of delivery, technical support, price, breadth of product line, and timely product development. Our customers are diverse and may place varying degrees of importance on the competitive attributes listed above. While it is difficult to rank these attributes for all our customers in the aggregate, we believe we are well positioned to compete in each category.

Suppliers

We buy materials for our products from many suppliers. While there are some raw materials that we obtain from a single supplier, we are not dependent on any one supplier or group of suppliers for our business as a whole, or for either of our BioDiscovery and CCS segments. Raw materials, other than raw fetal bovine serum (FBS), are generally available from a number of suppliers.

Two of our subsidiaries provide a secure supply of raw Australian and U.S.-sourced FBS, and we have long-term supply contracts in place for additional U.S. sourced FBS. However, they may not provide us with a large enough source of FBS to satisfy all of our FBS needs. As a result, we may still acquire raw FBS from various third party suppliers on short-term contracts. None of these suppliers, however, individually or collectively provides a majority of the total FBS we purchase from third parties. In addition, the supply of raw FBS is sometimes limited because serum collection tends to be seasonal. This causes the price of raw FBS to fluctuate. Although there is a well-established market for finished FBS, which is one of our major CCS products, the profit margins we achieve on finished FBS have varied significantly in the past because of the fluctuations in the price of raw FBS.

Through a combination of the FBS we receive from our third party suppliers, we believe we maintain a quantity of FBS inventory adequate to address reasonable customer service levels while guarding against normal volatility in the supply of FBS available to us from third party suppliers. FBS inventory quantities can fluctuate significantly as we balance varying customer demand for FBS against fluctuating supplies of FBS available to us; however, we believe that we will be able to continue to acquire FBS in quantities sufficient to meet our customers’ current requirements.

Government Regulation

Certain of our products and services, as well as the manufacturing process of the products, are subject to regulation under various portions of the U.S. Federal Food, Drug and Cosmetic Act. In addition, a number of our manufacturing facilities are subject to periodic inspection by the U.S. Food and Drug Administration (FDA), other product-oriented federal agencies and various state and local authorities in the U.S. We believe such facilities are in compliance in all material aspects with the requirements of the FDA’s Quality System Regulation (formerly known as Good Manufacturing Practices), other federal, state and local regulations and other quality standards such as ISO 9001 or ISO 13485. Portions of our business subject to the Federal Food, Drug and Cosmetic Act include certain CCS segment products (with respect to their testing, safety, efficacy, marketing, labeling and other matters.

Materials used in development and testing activities at several of our facilities are also subject to the Controlled Substances Act, administered by the Drug Enforcement Agency (DEA). Required procedures for control, use and inventory of these materials are in place at these facilities.

We also voluntarily employ Centers for Disease Control/National Institutes of Health, Guidelines for Research Involving Recombinant DNA Molecules, Biosafety in Microbiological and Biomedical Laboratories and the hazard classification system recommendations for handling bacterial and viral agents, with capabilities through biosafety level three.

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

Employees

As of January 31, 2007, we had approximately 4,835 employees, 1,895 of whom were employed outside the United States. Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, research and academic institutions, government entities and other organizations.

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

Gregory T. Lucier (age 42) has served as Chief Executive Officer of Invitrogen and member of its Board of Directors since May 2003. In April 2004 he was appointed Chairman of the Board of Directors. From June 2000 to May 2003, Mr. Lucier was the President and Chief Executive Officer of General Electric (GE) Medical Systems Information Technologies. Mr. Lucier was named a corporate officer of GE in 1999 by that company’s board of directors and served in a variety of leadership roles during his career at GE, including Vice President of Global Services, GE Medical Systems. Mr. Lucier is currently a board member of Biotechnology Industry Organization (BIO) and serves on BIO policy subcommittees. He is also a board member of the Burnham Research Institute, a director of BIOCOM and is actively involved at San Diego State as a distinguished lecturer. He received his B.S. in Engineering from Pennsylvania State University and an M.B.A. from Harvard Business School.

Claude D. Benchimol, Ph.D. (age 57) has served as Senior Vice President of Research and Development of Invitrogen since September 2003. Prior to Invitrogen, Dr. Benchimol held a variety of technology leadership roles during his more than 15 years at General Electric (GE) Corporation. He was Vice President and General Manager of global technology for GE Medical Systems Information Technologies, serving in that position from January 2002 to August 2003. Prior to GE Dr. Benchimol was employed by Thomson-CGR, a medical imaging company. He served as Manager of Advanced Research Laboratory from 1981 to 1988 and Research Engineer from 1979 to 1980. Dr. Benchimol received an equivalent of an M.S. in Engineering from École Nationale Supérieure des Télécommunications in France, as well as an M.S. and Ph.D. in Systems Science from the University of California, Los Angeles. Dr. Benchimol is also a member of the French Academy of Technology.

Nicolas M. Barthelemy (age 41) has served as Senior Vice President of Invitrogen’s Cell Culture Systems Division since January 2006. Mr. Barthelemy served as Senior Vice President of Global Operations from March 2004 to January 2006. Prior to Invitrogen Mr. Barthelemy held several executive positions at Biogen Idec including Vice President of Manufacturing. Mr. Barthelemy is a recognized operations leader in large scale mammalian cell culture and purification. Mr. Barthelemy received his M.S. in Chemical Engineering from the University of California, Berkeley and the equivalent of an M.S. in Chemistry from École Supérieure de Physiques et Chimie Industrielles (Paris, France) and the equivalent of a B.S. in Mathematics, Physics and Chemistry from Ecole Sainte Geneviève (Versailles, France).

Bernd Brust (age 39) has served as Senior Vice President of Global Sales since November 2006. Mr. Brust joined Invitrogen in 2004 and previously served as General Manager and Vice President of European Operations.

He has more than 15 years of sales, commercial operations and management experience. Prior to joining Invitrogen he served as General Manager of Sales & Marketing for GE Medical Systems Information Technologies, where he was awarded GE Medical Systems IT Commercial Leader of the Year. Brust holds a degree in Engineering from MTS in Amsterdam.

John A. Cottingham (age 52), has served as Senior Vice President, General Counsel and Secretary of Invitrogen since May 2004. He served as Vice President, General Counsel for Invitrogen from September 2000 until May 2004. Prior to the merger of Life Technologies with Invitrogen, Mr. Cottingham was the General Counsel and Assistant Secretary of Life Technologies from January 1996 to September 2000. From May 1988 through December 1995, he served as an international corporate attorney with the Washington, D.C. office of Fulbright and Jaworski L.L.P. Mr. Cottingham received his B.A. in Political Science from Furman University, his J.D. from the University of South Carolina, his LL.M. in Securities Regulation from Georgetown University and his M.S.E.L. from University of San Diego.

Karen S. Gibson (age 44) has served as Chief Information Officer of Invitrogen since January 2004. Prior to joining Invitrogen she served as Vice President of Global eBusiness and Chief Information Officer (CIO) for General Electric (GE) Medical Systems Information Technologies. From January 1997 to May 2000 Ms. Gibson served as an Information Management Leader within GE’s Industrial Systems division. Ms. Gibson has also served as Director of IT for Quantum Health Resources and Ethicon Endo-Surgery, Inc. (a Johnson & Johnson Company). Ms. Gibson received a B.S. in Computer Technology from Purdue University and an M.B.A. from Ohio University.

David F. Hoffmeister (age 52), has served as Chief Financial Officer, Senior Vice President, Finance at Invitrogen since October 2004. Mr. Hoffmeister held various positions over the course of 20 years with McKinsey & Company, most recently from 1997 to 2004 as a Director serving clients in the healthcare, private equity and specialty chemicals industries. Prior to joining McKinsey, Mr. Hoffmeister held financial positions at GTE and W.R.Grace. Mr. Hoffmeister is currently a board member of Celanese Corporation. Mr. Hoffmeister received his B.S. in Business, from the University of Minnesota and an M.B.A. from the University of Chicago.

Peter M. Leddy (age 44), has served as Invitrogen’s Senior Vice President of Human Resources since July 2005. Prior to Invitrogen, Dr. Leddy held several senior management positions with Dell Incorporated from 2000 to 2005 and was most recently, Vice President, Human Resources for Americas Operations. Prior to joining Dell Incorporated, Dr. Leddy served as the Executive Vice President for Human Resources at Promus Hotel Corporation (Doubletree, Embassy Suites). Dr. Leddy also served in a variety of executive and human resource positions at PepsiCo. Dr. Leddy received his B.A. in Psychology from Creighton University and his M.S. and Ph.D. in Industrial/Organizational Psychology from the Illinois Institute of Technology.

John “Kip” Miller (age 48) serves as Invitrogen’s Senior Vice President of Biodiscovery. Mr. Miller has a strong background in general management, sales and marketing and extensive experience in Life Science, Research and Diagnostic markets. Prior to joining Invitrogen he was Vice President, General Manager Americas for BD Biosciences in San Diego with responsibility for US, Canada and Latin America. Prior to that he held positions as Vice President, General Manager for BD Biosciences Research Cell Analysis and BD Pharmingen, a division of BD Biosciences. Additionally, Mr. Miller has held a variety of leadership positions in the sales and service organizations for BD and for Leica Inc. Mr. Miller has a BS in Engineering from Michigan State University.

Kelli A. Richard (age 38) serves as Invitrogen’s Vice President, Finance and Chief Accounting Officer. Ms. Richard joined Invitrogen in August 2005 with more than 14 years of accounting and financial reporting experience, previously serving as Vice President, Accounting & Reporting. Prior to joining Invitrogen, Ms. Richard held the position of Principal Accounting Officer at Gateway, Inc. Ms. Richard is a certified public accountant with a Bachelor of Business Administration degree from the University of Iowa.

John D. Thompson (age 57), has served as Invitrogen’s Senior Vice President of Corporate Development since October 2003 and was the Vice President of Corporate Development from November 2000 until October 2003.

Mr. Thompson held several senior management positions with Dexter Corporation and was the Senior Vice President, Strategic and Business Development from January 1995 to September 2000 prior to Dexter’s merger with Invitrogen. From 1979 to 1991, he held numerous executive financial and general management positions at Life Technologies, Inc. Mr. Thompson is a Certified Public Accountant and received his B.B.A. in Accounting from Cleveland State University.

ITEM 1A. Risk Factors

You should carefully consider the following risks, together with other matters described in this Annual Report on Form 10-K or incorporated herein by reference in evaluating our business and prospects. If any of the following risks occurs, our business, financial condition or operating results could be harmed. In such case, the trading price of our securities could decline, in some cases significantly. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. Certain statements in this Form 10-K (including certain of the following factors) constitute forward-looking statements. Please refer to the section entitled “Forward-Looking Statements” on page 4 of this Form 10-K for important limitations on these forward-looking statements.

Risks Related to the Growth of Our Business

We must continually offer new products and technologies

Our success depends in large part on continuous, timely development and introduction of new products that address evolving market requirements and are attractive to customers. For example, if we do not appropriately innovate and invest in new technologies, then our technologies will become dated and our customers could move to new technologies offered by our competitors and we could lose our competitive position in the market.

These facts require us to make appropriate investments in the development and identification of new technologies and products. As a result, we are continually looking to develop, license or acquire new technologies and products to further broaden and deepen our already broad product line. If we fail to develop, license or otherwise acquire new technologies, our customers will likely purchase products from our competitors, significantly harming our business. Once we have developed or obtained a new technology, to the extent that we fail to timely introduce new and innovative products that are accepted by our markets, we may not obtain an adequate return on our research and development, licensing and acquisition investments and could lose market share to our competitors, which would be difficult to regain and could seriously damage our business. Some of the factors affecting market acceptance of our products include:

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

Failure to integrate acquired businesses into our operations successfully

As part of our strategy to develop and identify new products and technologies, we have made and continue to make acquisitions. Our integration of the operations of acquired businesses requires significant efforts, including the coordination of information technologies, research and development, sales and marketing, operations, manufacturing and finance. These efforts result in additional expenses and divert significant amounts of management’s time from other projects. Our failure to manage successfully and coordinate the growth of the combined company could also have an adverse impact on our business. In addition, there is no guarantee that some of the businesses we acquire will become profitable or remain so. If our acquisitions do not reach our initial expectations, we may record unexpected impairment charges. Factors that will affect the success of our acquisitions include:

•	presence or absence of adequate internal controls and/or significant fraud in the financial systems of acquired companies;
•	any decrease in customer and distributor loyalty and product orders caused by dissatisfaction with the combined companies’ product lines and sales and marketing practices, including price increases;
•	our ability to retain key employees of the acquired company;
•

the ability of the combined company to achieve synergies among its constituent companies, such as increasing sales of the combined company’s products, achieving expected cost savings and effectively combining technologies to develop new products; and

•	disruption in order fulfillment due to integration processes and therefore loss of sales.

Risks Related to Our Sales

We face significant competition

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

The markets for certain of our products, such as electrophoresis products, custom primers, amplification products and fetal bovine serum, are also subject to specific competitive risks. These markets are highly price competitive. Our competitors have competed in the past by lowering prices on certain products. If they did so again we may be forced to respond by lowering our prices and thereby reduce our revenues and profits. Failure to anticipate and respond to price competition may hurt our market share.

We believe that customers in our markets display a significant amount of loyalty to their initial supplier of a particular product. Therefore, it may be difficult to generate sales to potential customers who have purchased products from competitors. Additionally, there are numerous scientists making materials themselves instead of using kits. To the extent we are unable to be the first to develop and supply new products; customers may buy from our competitors or make materials themselves, causing our competitive position to suffer.

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

Reduction in research and development budgets and government funding

Our customers include researchers at pharmaceutical and biotechnology companies, academic institutions, government laboratories and private foundations. Fluctuations in the research and development budgets of these researchers and their organizations could have a significant effect on the demand for our products. Research and development budgets fluctuate due to changes in available resources, mergers of pharmaceutical and biotechnology companies, spending priorities, general economic conditions and institutional and governmental budgetary policies. Our business could be seriously damaged by any significant decrease in life sciences research and development expenditures by pharmaceutical and biotechnology companies, academic institutions, government laboratories or private foundations. In particular a significant portion of our sales have been to researchers whose funding is dependent upon grants from government agencies such as the NIH. Although the level of research funding increased significantly during the years of 1999 through 2003, increases for fiscal 2004, 2005 and 2006 were significantly lower. Government funding of research and development is subject to the political process, which is inherently fluid and unpredictable. Other programs, such as homeland security or defense, or general efforts to reduce the federal budget deficit could be viewed by the U.S. government as a higher priority. Past proposals to reduce budget deficits have included reduced NIH and other research and development allocations. Any shift away from the funding of life sciences research and development or delays surrounding the approval of government budget proposals may cause our customers to delay or forego purchases of our products, which could seriously damage our business.

Our U.S. customers generally receive funds from approved grants at particular times of the year, in certain cases; as determined by the U.S. federal government. In the past, such grants have been frozen for extended periods or have otherwise become unavailable to various institutions without advance notice. The timing of the receipt of grant funds affects the timing of purchase decisions by our customers and, as a result, can cause fluctuations in our sales and operating results.

In recent years, the pharmaceutical industry has undergone consolidation. Additional mergers or corporate consolidations in the pharmaceutical industry could cause us to lose customers, which could have a harmful effect on our business.

Changing purchasing arrangements with our customers

Certain of our customers have developed purchasing initiatives to reduce the number of vendors from which they purchase in order to lower their supply costs. In some cases these accounts have established agreements with large distributors, which include discounts and the distributors’ direct involvement with the purchasing process. These activities may force us to supply the large distributors with our products at a discount to reach those customers. For similar reasons many larger customers, including the U.S. government, have requested and may in the future request, special pricing arrangements, including blanket purchase agreements. These agreements may limit our pricing flexibility, which could have an adverse impact on our business, financial condition and results of operations. Our pricing flexibility could particularly be affected with respect to our price-sensitive products, such as electrophoresis products, custom oligonucleotides (primers), amplification products and fetal bovine serum. For a limited number of customers we have made sales, at the customer’s request, through third-party online intermediaries, to whom we are required to pay commissions. If such intermediary sales grow, it could have a negative impact on our gross margins.

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

Risks Related to the Development and Manufacturing of Our Products

Fluctuation in the price and supply of raw FBS

The supply of raw fetal bovine serum (FBS) is sometimes limited because serum collection tends to be cyclical. Because we must purchase FBS in advance, an unanticipated decline in customer demand for serum could adversely affect our ability to sell the product at competitive prices. In addition, any additional discovery of bovine spongiform encephalopathy, or BSE (popularly referred to as mad cow disease) in the U.S. may cause a decline in the demand for FBS supplied from the United States. These factors can cause the price of raw FBS to fluctuate. The profit margins we achieve on finished FBS, one of our major products, have been unstable in the past because of the fluctuations in the price of raw FBS and any decrease in the price could adversely affect those profit margins. In addition, if we are unable to obtain an adequate supply of FBS, or if we are unable to meet demand for FBS from supplies outside the U.S., we may lose market share.

Failure to license new technologies

We believe our ability to in-license new technologies from third parties is and will continue to be critical to our ability to offer new products and therefore to our business. A significant portion of our current revenues is from products manufactured or sold under licenses from third parties. Our ability to gain access to technologies that we need for new products and services depends in part on our ability to convince inventors and their agents or assignees that we can successfully commercialize their inventions. We cannot guarantee that we will be able to continue to identify new technologies of interest to our customers, which are developed by others. Even if we are able to identify new technologies of interest, we may not be able to negotiate a license on acceptable terms, or at all.

Loss of licensed rights

Several of our licenses, such as licenses for biological materials, have finite terms. We may not be able to renew these existing licenses on favorable terms, or at all. Licenses for biological materials such as antibodies are of growing significance to our product offerings. If we lose the rights to a biological material or a patented technology, we may need to stop selling these products and possibly other products, redesign our products or lose a competitive advantage. While some of our licenses are exclusive to us in certain markets, potential competitors could also in-license technologies that we fail to license exclusively and potentially erode our market share for these and other products. Our licenses also typically subject us to various economic and commercialization obligations. If we fail to comply with these obligations we could lose important rights under a license, such as exclusivity. In some cases, we could lose all rights under a license. Loss of such rights could, in some cases, harm our business.

In addition, certain rights granted under the license could be lost for reasons outside of our control. For example, the licensor could lose patent protection for a number of reasons, including invalidity of the licensed patent, or a third party could obtain a patent that curtails our freedom to operate under one or more licenses. We may receive third-party claims of intellectual property infringement for which we may not be indemnified by the licensor.

Violation of government regulations or voluntary quality programs

Certain of our products and test services are regulated by the U.S. Food and Drug Administration (FDA) and comparable agencies in other countries as medical devices, pharmaceuticals, or biologics. As a result we must register with the state and federal FDA as both a medical device and diagnostic manufacturer and a manufacturer of drug products and comply with all required regulations. Failure to comply with these regulations can lead to sanctions by the FDA, such as written observations made following inspections, warning letters, product recalls, fines, product seizures and consent decrees. Test data for use in client submissions with the FDA could be disqualified. If the FDA were to take such actions, the FDA’s sanctions would be available to the public. This publicity could adversely affect our ability to sell these regulated products globally.

Additionally, some of our customers use our products and services in the manufacturing process for their drug and medical device products and such end products are regulated by the FDA under Quality System Regulations (QSR). Although the customer is ultimately responsible for QSR compliance for their products, it is also the customer’s expectation that the materials sold to them will meet QSR requirements. We could lose sales and customers and be exposed to product liability claims, if our products do not meet QSR requirements.

ISO is an internationally recognized voluntary quality standard that requires compliance with a variety of quality requirements somewhat similar to the QSR requirements. The operations of our CCS segment, our Dynal business unit, our facilities in Carlsbad and Camarillo, California and our Molecular Probes business in Eugene, Oregon are each intended to comply with ISO 9001 or ISO 13485. Failure to comply with this voluntary standard can lead to observations of non-compliance or even suspension of ISO certification by the certifying unit. If we lose ISO certification, this loss could cause some customers to purchase products from other suppliers.

If we violate a government mandated or voluntary quality program, we may incur additional expense to come back into compliance with the government mandated or voluntary standards. That expense may be material and we may not have anticipated that expense in our financial forecasts. Our financial results could suffer as a result of these increased expenses.

Risks Related to Our Operations

Loss of key personnel

Our products and services are highly technical in nature. In general, only highly qualified and trained scientists have the necessary skills to develop and market our products and provide our services. In addition, some of our manufacturing positions are highly technical as well. We face intense competition for these professionals from our competitors, customers, marketing partners and other companies throughout our industry. We do not generally enter into employment agreements requiring these employees to continue in our employment for any period of time. Any failure on our part to hire, train and retain a sufficient number of qualified professionals could seriously damage our business. Additionally, integration of acquired companies and businesses can be disruptive, causing key employees of the acquired business to leave. Further, we use stock options, restricted stock and restricted stock units/awards to provide incentive to these individuals to stay with us and to build long-term stockholder value. If our stock price fluctuates below the exercise price of these options or reduces the value of restricted stock and restricted stock units/awards, a key employee’s incentive to stay is lessened. If we were to lose a sufficient number of our key employees and were unable to replace them or satisfy our needs for research and development through outsourcing, these losses could seriously damage our business.

Litigation

Substantial, complex or extended litigation could cause us to incur large expenditures and distract our management. For example, lawsuits by employees, stockholders, collaborators, distributors, customers, or end-users of our products or services could be very costly and substantially disrupt our business. Disputes from time to time with such companies or individuals are not uncommon and we cannot guarantee that we will prevail or always be able to resolve such disputes out of court or on terms favorable to us. Unexpected results could cause our financial exposure in these matters to exceed stated reserves and insurance, requiring us to allocate additional funds and other resources to address these liabilities.

Level of debt

We have $350.0 million of senior convertible notes that are due in 2023, $450.0 million of senior convertible notes due in 2024 and $350.0 million of senior convertible notes due in 2025. In addition, the holders of our $350.0 million of senior convertible notes due in 2023 have the option to require us to redeem the notes for cash at par value in August of 2010, 2013 or 2018. The holders of our $450.0 million senior convertible notes have the option to require us to redeem the notes for cash at par value in February of 2012, 2017 or 2022. The holders of our $350.0 million senior convertible notes due in 2025 have the option to require us to redeem the notes for cash at par value in June of 2011, 2015 or 2020. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on these notes, we will be in default under the terms of the loan agreements or indentures, which could, in turn, cause defaults under the remainder of these existing and any future debt obligations.

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

Loss of the tax deduction on our convertible senior notes due in 2023, the convertible senior notes due in 2024 and the convertible senior notes due in 2025

We could lose some or all of the tax deduction for interest expense associated with our convertible senior notes due in 2023, the convertible senior notes due in 2024 and the convertible senior notes due in 2025 if, under certain circumstances, the foregoing notes are not subject to the special Treasury Regulations governing contingent payment debt instruments or the exchange of these notes is deemed to be a taxable exchange. We also could lose the tax deduction for interest expense associated with the foregoing notes if we were to invest in non-taxable investments.

Our federal, state and local income tax returns may, from time to time be selected for audit by the taxing authorities which may result in tax assessments or penalties.

We are subject to federal, state and local taxes in the U.S and abroad. Significant judgment is required in determining the provision for taxes. Although we believe our tax estimates are reasonable, if the IRS or other taxing authority disagrees with the positions taken by the company on its tax returns, we could have additional tax liability, including interest and penalties. If material, payment of such additional amounts upon final adjudication of any disputes could have a material impact on our results of operations and financial position.

Risks Related to Our International Operations

International unrest or foreign currency fluctuations

Our products are currently marketed in approximately 70 countries throughout the world. Our international revenues, which include revenues from our non-U.S. subsidiaries and export sales from the U.S., represented 45% of our product revenues in 2006, 50% of our product revenues in 2005 and 49% of our product revenues in 2004. We expect that international revenues will continue to account for a significant percentage of our revenues for the foreseeable future. There are a number of risks arising from our international business, including those related to:

•	foreign currency exchange rate fluctuations, potentially reducing the U.S. Dollars we receive for sales denominated in foreign currency;
•	the possibility that unfriendly nations or groups could boycott our products;
•	general economic and political conditions in the markets in which we operate;
•	potential increased costs associated with overlapping tax structures;

•	potential trade restrictions and exchange controls;
•	more limited protection for intellectual property rights in some countries;
•	difficulties and costs associated with staffing and managing foreign operations;
•	unexpected changes in regulatory requirements;
•	the difficulties of compliance with a wide variety of foreign laws and regulations;
•	longer accounts receivable cycles in certain foreign countries, whether due to cultural differences, exchange rate fluctuation or other factors;
•	import and export licensing requirements; and
•	changes to our distribution networks.

A significant portion of our business is conducted in currencies other than the U.S. dollar, which is our reporting currency. While we attempt to hedge cash flows in these currencies, this program relies in part on forecasts of these cash flows and the expected range of fluctuations. As a result, we cannot guarantee this program will adequately protect our operating results from the full effects of exchange rate fluctuations. We also continually evaluate the costs and benefits of our hedging program and cannot guarantee that we will continue to conduct hedging activities. As a result, fluctuations between the currencies in which we do business have caused and will continue to cause foreign currency transaction gains and losses. We cannot predict the effects of currency exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the volatility of currency exchange rates.

Risks Related to Our Intellectual Property

Inability to protect our proprietary technology

Our success depends to a significant degree upon our ability to develop proprietary products and technologies. When we develop such technologies, we routinely seek patent protection in the United States and abroad to the extent permitted by law. However, we cannot assure you that patents will be granted on any of our patent applications or that the scope of any of our issued patents will be sufficiently broad to offer meaningful protection. We only have patents issued in selected countries. Therefore, third parties can make, use and sell products covered by our patents in any country in which we do not have patent protection. In addition, our issued patents or patents we license could be successfully challenged, invalidated or circumvented so that our patent rights would not create an effective competitive barrier. We provide our customers the right to use our products under label licenses that are for research purposes only. The validity of the restrictions contained in these licenses could be contested and we cannot assure you that we would either be aware of an unauthorized use or be able to enforce the restrictions in a cost-effective manner. Additionally, the value of our patents could be negatively impacted as a result of judicial decisions or legislative changes.

If a third party claimed an intellectual property right to technology we use, we might need to discontinue an important product or product line, alter our products and processes, defend our right to use such technology in court or pay license fees. Although we might under these circumstances attempt to obtain a license to such intellectual property, we may not be able to do so on favorable terms, or at all. Additionally, if our products are found to infringe a third party’s intellectual property, we may be required to pay damages for past infringement and lose the ability to sell certain products or receive licensing revenues.

Disclosure of trade secrets

We attempt to protect our trade secrets by entering into confidentiality agreements with third parties, our employees and consultants. However, these agreements can be breached and, if they are, there may not be an adequate remedy available to us. If our trade secrets become known, we may lose our competitive position.

Intellectual property litigation, changes in patent law and other litigation

Litigation regarding patents and other intellectual property rights is extensive in the biotechnology industry. We are aware that patents have been applied for and, in some cases, issued to others claiming technologies that are closely related to ours. Due in part to the ambiguities and evolving nature of intellectual property law, we periodically receive notices of potential infringement of patents held by others. We are currently a defendant in several court actions involving the intellectual property rights of our products. We may not be able to resolve these types of claims successfully in the future.

We are currently enforcing our intellectual property rights through patent litigation in several court actions. We have incurred substantial costs and are currently incurring substantial costs, in enforcing our intellectual property rights, primarily relating to H minus reverse transcriptase (which is the basis for our Superscript™ and related product lines) and competent cells and we expect to incur such costs in the future for these and other technologies. In the event of additional intellectual property disputes, we may be involved in further litigation. In addition to court actions, patent litigation could involve proceedings before the U.S. Patent and Trademark Office or the International Trade Commission. Intellectual property litigation can be extremely expensive and such expense, as well as the consequences should we not prevail, could seriously harm our business. If we do not prevail in our pending patent litigation relating to H minus reverse transcriptase or in other technology areas, we may be unable to prevent third parties from using these technologies in the commercial marketplace. This could have a seriously harmful effect on our business.

The value of our intellectual property portfolio could also be negatively affected by decisions in third-party litigation and by congressional patent law reform.

Risks Related to Environmental and Product Liability Issues

Risks related to handling of hazardous materials and other regulations governing environmental safety

Our operations are subject to complex and stringent environmental, health, safety and other governmental laws and regulations that both public officials and private individuals may seek to enforce. Our activities that are subject to these regulations include, among other things, our use of hazardous and radioactive materials and the generation, transportation and storage of waste. While we believe we are in material compliance with these laws and regulations, we could discover that we or an acquired business is not in material compliance. Existing laws and regulations may also be revised or reinterpreted, or new laws and regulations may become applicable to us, whether retroactively or prospectively, that may have a negative effect on our business and results of operations. It is also impossible to completely eliminate the risk of accidental environmental contamination or injury to individuals. In such an event, we could be liable for any damages that result, which could adversely affect our business. Additionally, although unlikely, a natural disaster or other catastrophic incident could partially or completely shut down our research and manufacturing facilities and operations.

Furthermore, in acquiring Dexter in 2000, we assumed certain of Dexter’s environmental liabilities, including clean-up of several hazardous waste sites listed on the National Priority List under federal Superfund law. Unexpected results related to the investigation and clean-up of these sites could cause our financial exposure in these matters to exceed stated reserves and insurance, requiring us to allocate additional funds and other resources to address our environmental liabilities, which could cause a material adverse effect on our business.

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

Some of our services include the manufacture of biologic products to be tested in human clinical trials. We could be held liable for errors and omissions in connection with these services. In addition, we formulate, test and manufacture products intended for use by the public. These activities could expose us to risk of liability for personal injury or death to persons using such products, although we do not commercially market or sell the products directly to end users. We seek to reduce our potential liability through measures such as contractual indemnification provisions with clients (the scope of which may vary from client-to-client and the performances of which are not secured), insurance maintained by clients and conducting certain of these businesses through subsidiaries. Nonetheless, we could be materially and adversely affected if we were required to pay damages or incur defense costs in connection with a claim that is outside the scope of the indemnification agreements, if the indemnity, although applicable, is not performed in accordance with its terms or if our liability exceeds the amount of applicable insurance or indemnity. In addition, we could be held liable for errors and omissions in connection with the services we perform. We currently maintain product liability and errors and omissions insurance with respect to these risks. There can be no assurance that our insurance coverage will be adequate or that insurance coverage will continue to be available on terms acceptable to us.

Risks Related to the Market for Our Securities

Operating results and the market price of our stock and convertible notes could be volatile

Our operating results and stock price have in the past been and will continue to be, subject to fluctuations as a result of a number of factors, including those listed in this section of this Annual Report and those we have failed to foresee. Our stock price and the price of our convertible notes could also be affected by any inability to meet analysts’ expectations, general fluctuations in the stock market or the stocks of companies in our industry or those of our customers. Such volatility has had a significant effect on the market prices of many companies’ securities for reasons unrelated to their operating performance and has in the past led to securities class action litigation. Securities litigation against us could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

We own or lease approximately 1,600,000 square feet of property being used in current operations at the following principal locations within the United States, each of which contains office, manufacturing, storage and/or laboratory or office facilities used by our BioDiscovery and Cell Culture Systems (CCS) segments, as noted:

•	Carlsbad, California (owned (land only) and leased)—used by BioDiscovery segment
•	Frederick, Maryland (owned and leased)—used by BioDiscovery and CCS segments
•	Rockville, Maryland (owned and leased)—used by CCS segment
•	Grand Island, New York (owned and leased)—used by CCS segment
•	Madison, Wisconsin (owned and leased)—used by BioDiscovery segment
•	Brown Deer, Wisconsin (leased)—used by BioDiscovery segment
•	Eugene, Oregon (owned and leased)—used by BioDiscovery segment
•	Branford, Connecticut (leased)—used by BioDiscovery segment
•	Camarillo, California (leased)—used by BioDiscovery segment

In addition, we own or lease approximately 615,000 square feet of property at locations outside the United States including these principal locations, each of which also contains office, manufacturing, storage and/or laboratory or office facilities:

•	Glasgow area, principally Paisley, Scotland (owned and leased)—used by BioDiscovery and CCS segments
•	Oslo, Norway (owned (land only) and leased)—used by BioDiscovery segment
•	Stirling, Scotland (owned and leased)—used by CCS segment

•	Auckland and Christchurch, New Zealand (owned and leased)—used by BioDiscovery and CCS segments
•	Shanghai and Beijing, China (leased)—used by BioDiscovery segment
•	Newcastle, Australia (owned and leased)—used by CCS segment

In addition to the principal properties listed, we lease other properties in locations throughout the world, including India, Japan, Taiwan, Hong Kong, Singapore, Australia, Argentina, Brazil, Canada, Israel, Belgium, Denmark, France, Germany, Italy, the Netherlands and Spain. The leases range in expiration dates from 2007 to 2048 and some are renewable. Many of our plants have been constructed, renovated, or expanded during the past ten years. We are currently using substantially all of our finished space, with some space available for expansion at some of our locations. We consider the facilities to be in a condition suitable for their current uses. Because of anticipated growth in the business and due to the increasing requirements of customers or regulatory agencies, we may need to acquire additional space or upgrade and enhance existing space during the next five years. We believe that adequate facilities will be available upon the conclusion of our leases.

In addition to the property described above, we have leases in Bethesda and Rockville, Maryland; Worcester and Cambridge, Massachusetts; South San Francisco, California; and Auckland, New Zealand; which are subleased or are being offered for sublease. These properties are not used in current operations and therefore are not included in the discussion above.

Additional information regarding our properties is contained in Notes 1 and 6 to the consolidated financial statements included in this Annual Report on Form 10-K.

ITEM 3. Legal Proceedings

We are subject to potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted. These matters have arisen in the ordinary course and conduct of our business, as well as through acquisitions and some are expected to be covered, at least partly, by insurance. Estimated amounts for claims that are probable and can be reasonably estimated are reflected as liabilities in the consolidated financial statements. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters that are pending or may be asserted could be decided unfavorably to us. Although the amount of liability at December 31, 2006 with respect to these matters cannot be ascertained, we believe that any resulting liability should not materially affect our consolidated financial statements.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2006. Our annual meeting of stockholders will be held in Carlsbad, California on April 19, 2007. Matters to be voted on will be included in our proxy statement to be filed with the SEC and distributed to our stockholders prior to the meeting.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Prices

Our common stock trades on The Nasdaq Global Select Market® under the symbol “IVGN.” The table below provides the high and low sales prices of our common stock for the periods indicated, as reported by The Nasdaq Global Select Market.

	High	Low
Year ended December 31, 2006
Fourth quarter	$57.13	$56.47
Third quarter	64.00	63.07
Second quarter	66.41	65.43
First quarter	71.11	69.90
Year ended December 31, 2005
Fourth quarter	$74.18	$61.76
Third quarter	88.27	74.89
Second quarter	83.34	67.64
First quarter	73.57	64.48

On February 27, 2007, the last reported sale price of our common stock was $64.35. As of February 27, 2007, there were approximately 1,171 stockholders of record of our common stock.

Price Performance Graph

Set forth below is a graph comparing the total return on an indexed basis of a $100 investment in the Company’s common stock, the Nasdaq Composite® (US) Index and the Nasdaq Pharmaceutical Index. The measurement points utilized in the graph consist of the last trading day in each calendar year, which closely approximates the last day of the respective fiscal year of the Company. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.

Dividends

We have never declared or paid any cash dividends on our common stock and currently do not anticipate paying such cash dividends. We currently anticipate that we will retain all of our future earnings for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, tax laws and other factors as the Board of Directors, in its discretion, deems relevant. Additionally, in connection with a loan facility entered into in January 2006 with Bank of America, we agreed to certain financial covenants that may, in certain circumstances, restrict our ability to pay dividends.

Securities Purchased Under Invitrogen Stock Repurchase Program

In 2006, our Board of Directors authorized the repurchase of up to $500.0 million of common stock over the next three years. We repurchased approximately 5.8 million shares of common stock at a total cost of approximately $350.0 million during the year ended December 31, 2006, which is reported as a reduction in stockholders’ equity as treasury stock.

Period	(a) Total Number of Shares (or Units) purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1- October 31	381,850	$60.89	$23,251,376	$190,011,254
November 1 - November 30	699,200	57.21	40,003,037	150,008,217
December 1 - December 31	—	—	—	150,008,217

Total	1,081,050	$58.51	$63,254,413	$150,008,217

ITEM 6. Selected Financial Data

The following selected data should be read in conjunction with our financial statements located elsewhere in this Annual Report on Form 10-K and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

FIVE YEAR SELECTED FINANCIAL DATA

(in thousands, except per share data)	2006(1)(6)	2005(1)(2)(6)	2004(1)(3)(6)	2003(1)(4)(6)	2002(5)
Revenues	$1,263,485	$1,198,452	$1,023,851	$777,738	$648,597
Gross profit	752,345	703,222	607,849	469,349	378,699
Net income (loss)	(191,049)	132,046	88,825	60,130	47,667
Earnings (loss) per common share:
Basic	$(3.72)	$2.53	$1.72	$1.19	$0.91
Diluted	$(3.72)	$2.33	$1.63	$1.17	$0.90
Current assets	797,856	1,151,196	1,332,228	1,287,344	968,451
Noncurrent assets	2,385,019	2,725,853	2,282,107	1,878,345	1,646,515
Current liabilities (including convertible debt)	247,631	511,577	196,185	125,693	140,955
Noncurrent liabilities (including convertible debt)	1,304,817	1,323,678	1,504,899	1,233,149	827,898
Total stockholders’ equity	1,630,427	2,041,794	1,913,251	1,806,847	1,642,610

(1)	During 2006, 2005, 2004 and 2003, the Company completed acquisitions that were not material and their results of operations have been included in the accompanying consolidated financial statements from their respective dates of acquisition. See Note 2 to the Notes to Consolidated Financial Statements.
(2)	2005 includes the results of operations of Dynal Biotech Holding AS as of April 1, 2005, the date of acquisition, which affects the comparability of the Selected Financial Data.
(3)	2004 includes the results of operations of BioReliance Corporation as of February 6, 2004, the date of acquisition, which affects the comparability of the Selected Financial Data.
(4)	2003 includes the results of operations of the PanVera business and Molecular Probes, Inc. as of March 28, 2003 and August 20, 2003, the respective dates of acquisitions, which affects the comparability of the Selected Financial Data.
(5)	2002 includes the adoption of Statement of Financial Accounting Standard No. 142, which eliminates further amortization of goodwill.

(6)	In September 2004, the Emerging Issues Task Force reached a final consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (EITF 04-8). Contingently convertible debt instruments are financial instruments that add a contingent feature to a convertible debt instrument. The conversion feature is triggered when one or more specified contingencies occur and at least one of these contingencies is based on market price. The Company has contingently convertible debt instruments, which contained certain contingent conversion features, including certain market value triggers; therefore, EITF 04-8 has been applied to the Company’s diluted earnings per share calculation for the years ended December 31, 2006, 2005, 2004 and 2003. See Note 1 in the Notes to Consolidated Financial Statements.

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

We conduct our business through two principal segments:

➢	BioDiscovery. Our BioDiscovery segment includes products used in functional genomics, cell biology and drug discovery product lines. Functional genomics encompasses products from the initial cloning and manipulation of DNA, to examining RNA levels and regulating gene expression in cells, to capturing, separating and analyzing proteins. These include the research tools used in reagent and kit form that simplify and improve gene acquisition, gene cloning, gene expression and gene analysis techniques. This segment also includes a full range of enzymes, nucleic acids, other biochemicals and reagents. These biologics are manufactured to the highest research standards and are matched in a gene specific, validated manner (gene, ORF, RNAi, protein, antibodies, etc.) to ensure researchers the highest purity and scientific relevance for their experimentation. We also offer software through this segment that enables more efficient, accelerated analysis and interpretation of genomic, proteomic and other biomolecular data for application in pharmaceutical, therapeutic and diagnostic development. The acquisitions of Zymed, Caltag, Dynal and Biosource has enhanced our ability to offer new technology and products, such as antibodies and proteins (Zymed, Caltag and BioSource) and magnetic beads used for biological separation (Dynal), which is the first step in almost every biologic investigative or diagnostic process.

➢	Cell Culture Systems (CCS). Our CCS segment includes all of our GIBCO cell culture products and services. Products include sera, cell and tissue culture media, reagents used in both life sciences research and in processes to grow cells in the laboratory and to produce pharmaceuticals and other materials made through cultured cells. CCS services include the creation of commercially viable stable cell lines and the optimization of production processes used for the production of therapeutic drugs. We also manufacture biologics on behalf of clients both for use in clinical trials and for the worldwide commercial market.

The principal markets for our products include the life sciences research market and the biopharmaceutical production market. The life sciences research market consists of laboratories generally associated with universities, medical research centers, government institutions and other research institutions as well as biotechnology, pharmaceutical, energy, agricultural and chemical companies. Life sciences researchers use our reagents and informatics to perform a broad range of experiments in the laboratory.

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

Our Strategy

Our objective is to provide essential life science technologies for disease research, drug discovery and commercial bio-production.

Our strategies to achieve this objective include:

➢	New Product Innovation and Development

➢	Developing innovative new products. We place a great emphasis on internally developing new technologies for the life sciences research and biopharmaceutical production markets. Additionally, we are looking to leverage the broad range of our technologies to create unique synergistic technology solutions across our internal and newly acquired research and development centers of excellence. A significant portion of our growth and current revenue base has been created by the application of technology to accelerate the drug discovery process of our customers. We expect to focus new product development on three critical technology areas:

➢	Protein and antibody production, purification and characterization;

➢	Biochemical and cell-based assays; and

➢	Labeling and detection, particularly in proteomics.

➢	In-licensing technologies. We actively and selectively in-license new technologies, which we modify to create high value kits, many of which address bottlenecks in the research or drug discovery laboratories. We have a dedicated group of individuals that is focused on in-licensing technologies from academic and government institutions, as well as biotechnology and pharmaceutical companies.

➢	Acquisitions. We actively and selectively seek to acquire and integrate companies with complementary products and technologies, trusted brand names, strong market positions and strong intellectual property positions. We have acquired numerous companies since we became a public company in 1999.

Recent significant acquisitions include:

➢	On April 1, 2005, we acquired all of the outstanding shares of Dynal Biotech Holding AS, a privately held corporation based in Oslo, Norway for cash of $402.6 million. Dynal is the industry leader in magnetic bead technologies that are used in cell separation and purification, cell stimulation, protein research, nucleic acid research and microbiology. The results of operations of Dynal have been included in the accompanying consolidated financial statements in the BioDiscovery segment from the date of acquisition.

➢	Divestitures. On February 13, 2007, we reached a definitive agreement to sell our BioReliance business unit to Avista Capital Partners for approximately $210.0 million. BioReliance generated approximately $110.0 million in annual revenue. It will be reported as a discontinued operating unit in our financial statements beginning January 1, 2007. The transaction is subject to customary closing conditions and is expected to close in the second quarter of 2007.

➢	On February 1, 2007, we sold BioSource Europe, S.A., a diagnostic business located in Belgium, to a private investor group in Belgium. This subsidiary, with revenues of approximately $7.0 million per year, was a small component of BioSource, which was acquired in 2005.

➢	Leverage Existing Sales, Distribution and Manufacturing Infrastructure

➢

Multi-national sales footprint. We have developed a sales and distribution network with sales in approximately 70 countries throughout the world. Our sales force is highly trained, with many of our sales people possessing degrees in molecular biology, biochemistry or related fields. We believe our sales force has a proven track record for selling and distributing our products and we expect to leverage this capacity to increase sales of our existing, newly developed and acquired products.

➢	We sell most of our products through our own sales force and the remaining products are sold through agents or distributors. We currently market our products directly or through distributors or agents in approximately 70 countries. These independent distributors may also market research products for other companies, including some products that are competitive with our offerings.

➢	High degree of customer satisfaction. Our sales, marketing, customer service and technical support staffs work well together to provide our customers exceptional service for our products and we have been highly rated in customer satisfaction surveys. We use this strength to attract new customers and maintain existing customers.

➢	Rapid product delivery. We have the ability to ship typical orders on a same-day or next-day basis. We use this ability to provide convenient service to our customers to generate additional sales.

Our BioDiscovery and CCS products are used for research purposes and their use by our customers generally is not regulated by the United States Food and Drug Administration, or FDA, or by any comparable international organization, with several limited exceptions. Some of our CCS and antibody products and manufacturing sites are subject to FDA regulation and oversight and are required to comply with the Quality System Regulations described in 21 CFR part 820. Additionally, some of these same sites and products are intended to comply with certain voluntary quality programs such as ISO 9001 and ISO 13458.

We conduct research activities in the United States, the United Kingdom, Israel and New Zealand and business development activities around the world. As part of these activities we actively seek to license intellectual property from academic, government and commercial institutions.

We manufacture the majority of our products in our manufacturing facilities located in Carlsbad and Camarillo, California; Eugene, Oregon; Frederick, Maryland; Grand Island, New York; Madison, Wisconsin; Auckland, New Zealand; Oslo, Norway; and Paisley, Scotland. We also have manufacturing facilities in Japan and Israel. In addition, we purchase products from third-party manufacturers for resale.

Except for our oligonucleotide (custom primers), genomic services, biologics testing, specialized manufacturing and cell culture production businesses, which are make-to-order businesses, we principally manufacture products for inventory and ship products shortly after the receipt of orders and anticipate that we will continue to do so in the future. We do not currently have a significant backlog and do not anticipate we will develop a material backlog in the future. In addition, we rely on third-party manufacturers to supply many of our raw materials, product components and in some cases, entire products.

We conduct our operations through subsidiaries in Americas, Europe and Asia-Pacific. Each subsidiary records its income and expenses using the functional currency of the country in which the subsidiary resides. To consolidate the income and expenses of all of our subsidiaries, we translate each subsidiary’s results into U.S. dollars using average exchange rates during the period. Changes in currency exchange rates have affected and will continue to affect our consolidated revenues, revenue growth rates, gross margins and net income. In addition, many of our subsidiaries conduct a portion of their business in currencies other than the subsidiary’s functional currency, which can result in foreign currency transaction gains or losses. Exchange gains and losses arising from transactions denominated in these currencies are recorded in the Consolidated Statements of Income using the actual exchange rate differences on the date of the transaction.

We anticipate that our results of operations may fluctuate on a quarterly and annual basis and will be difficult to predict. The timing and degree of fluctuation will depend upon several factors, including those discussed under “Risk Factors Related to Our Operations.”

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2006 and 2005

(in millions)	2006	2005	$ Increase/ (Decrease)	% Increase/ (Decrease)
BioDiscovery revenues	$821.9	$736.6	$85.3	12%
Cell Culture Systems revenues	441.6	461.9	(20.3)	(4)%

Total revenues	$1,263.5	$1,198.5	$65.0	5%

BioDiscovery gross margin	67%	70%
Cell Culture Systems gross margin	47%	47%
Total gross margin	60%	59%

Revenues

Revenues increased $65.0 million or 5% for 2006 compared to 2005. The increase was primarily a result of $61.7 million of increased volume and acquisition related revenue, $28.0 million of price and royalty revenue increases and $2.4 million in foreign currency translation. The increases were offset by declines of $21.7 million due to the sera business unit and $5.4 million of divested revenue related to the divestiture of BioReliance Germany.

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

As discussed above, in February 2007 we reached a definitive agreement to sell BioReliance. In 2006, this entity generated approximately $110.0 million in revenue. In 2007, we expect revenue growth in the low to mid-single digit range, excluding the revenues of BioReliance.

BioDiscovery. BioDiscovery revenues increased $85.3 million or 12% for 2006 compared to 2005. The increase was primarily driven by $56.9 million in increased volume and acquisition related revenue, $26.0 million in increased prices and higher royalty revenue and a favorable impact of $2.4 million in foreign currency translation.

Cell Culture Systems (CCS). CCS revenues decreased $20.3 million or 4% for 2006 compared to 2005. The decline was a result of $5.4 million of divested revenue resulting from the BioReliance Germany divestiture and $21.7 million of decreased volume and pricing within the sera business and $0.1 million of other decreases, partially offset by $6.9 million of pricing and volume increases in cell culture research.

Sales of cell culture products for large-scale production applications can vary significantly due to customer demand. In addition, cell culture revenues include sales of sera products whose price has historically been volatile. As a result, cell culture revenue growth rates can vary significantly.

Gross Profit

Gross profit increased $49.1 million or 7% for 2006 compared to 2005. Gross profit for 2006 and 2005 included approximately $4.4 million and $30.0 million, respectively, of costs associated with the write-up of acquired inventory to fair market value as a result of a business combination. In accordance with purchase accounting rules, this acquired inventory was written-up to fair market value and subsequently expensed as the inventory was sold. The impact of these inventory revaluations had a neutral impact on our overall gross profit when comparing 2006 to 2005.

We believe that gross margin for future periods will be affected by, among other things, the integration of acquired businesses in addition to sales volumes, competitive conditions, royalty payments on licensed technologies, the cost of raw materials, changes in average selling prices, our ability to make productivity improvements and foreign currency rates.

BioDiscovery. BioDiscovery gross margin decreased 3% to 67% for 2006 compared to 2005. The decrease is primarily due to lower margin products being sold in connection with acquired companies and collaborations and decreased manufacturing efficiencies.

Cell Culture Systems (CCS). CCS gross margin remained constant at 47% for 2006 compared to 2005. Declines in gross margin from the sera business, were offset by increased pricing in cell culture research.

Operating Expenses

	For the Years Ended December 31,
	2006		2005
(in millions)	Operating Expense	As a Percentage of Segment Revenues	Operating Expense	As a Percentage of Segment Revenues	$ Increase (Decrease)	% Increase (Decrease)
BioDiscovery Segment:
Sales and marketing	$175.1	21%	$151.8	21%	$23.3	15%
General and administrative	95.7	12%	89.7	12%	6.0	7%
Research and development	91.0	11%	86.8	12%	4.2	5%

Cell Culture Systems Segment:
Sales and marketing	$64.1	15%	$61.6	13%	$2.5	4%
General and administrative	36.1	8%	40.1	9%	(4.0)	(10)%
Research and development	12.4	3%	11.7	3%	0.7	6%

Unallocated:
Sales and marketing	$5.1		$0.2		$4.9
General and administrative	26.7		—		26.7
Research and development	4.2		0.8		3.4

Consolidated:
Sales and marketing	$244.3	19%	$213.6	18%	$30.7	14%
General and administrative	158.5	13%	129.8	11%	28.7	22%
Research and development	107.6	9%	99.3	8%	8.3	8%

Sales and Marketing. For 2006, sales and marketing expenses increased $30.7 million or 14% compared to 2005. The increase resulted primarily from increased salaries and commissions of $13.8 million, $10.9 million of incremental expenses related to acquisitions, $5.1 million from share-based compensation due to the adoption of SFAS 123R, foreign currency translation of $1.9 million, $1.4 million in increased promotional and marketing activities, travel expenses of $3.4 million and increases in other expenses of $0.6 million, partially offset by a $6.4 million reduction in incentive compensation.

We expect to see productivity gains in our sales and marketing expenditures as we use product specialists to support our existing customer account managers allowing us to maintain the effectiveness of our direct selling organization while offering an ever-increasing portfolio of products.

General and Administrative. For 2006, general and administrative expenses increased $28.7 million or 22% compared to 2005. The increase resulted primarily from $8.0 million of incremental expenses related to acquisitions, increased salaries and other expenses of $5.9 million, $26.6 million from share-based compensation due to the adoption of SFAS 123R and $1.6 million increase in outside services primarily related to various information technology projects partially offset by a $8.8 million reduction in incentive compensation, $0.5 million reduction from foreign currency translation and $4.1 million of other cost reductions as a result of the implementation of various cost improvement activities.

We continue to pursue programs and initiatives to improve our efficiency in the general and administrative area. These programs focus in the areas of process improvement and automation. We expect over time that these actions will result in a decline in our general and administrative expenses as a percent of sales.

Research and Development. Research and development expenses for 2006 increased $8.3 million or 8% compared to 2005. The increase resulted primarily from $8.4 million of incremental expenses related to acquisitions, share-based compensation due to the adoption of SFAS 123R of $3.8 million and salaries and other expenses of $0.8 million, offset by a decrease in incentive compensation of $4.7 million. Overall, research and development expenses as a percentage of revenues increased one percentage point as a result of our continued efforts to drive growth through new product development projects.

We expect research and development expense as a percent of revenues will be approximately 8% of sales as we expand our capabilities to accelerate innovation and ramp up research and development of recently acquired businesses.

Purchased Intangibles Amortization. Amortization expense related to purchased intangible assets acquired in our business combinations was $117.3 million for 2006 compared to $115.3 million for 2005. The $2.0 million increase was mainly due to intangible assets recently acquired through our acquisitions totaling $7.8 million, partially offset by certain intangible assets being fully amortized during 2006.

Impairment of Goodwill. Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles” (FAS 142), goodwill is tested for impairment on an annual basis and earlier if an indicator of impairment arises. In connection with a review of the business portfolio conducted in 2006, we identified a goodwill impairment in BioReliance, one of our CCS reporting units as this segment was performing at lower than expected levels. We utilized a combination of valuation methods including a discounted cash flow analysis, similar transactions method and the guideline companies method to estimate the fair value of the reporting unit. Based on this analysis, we determined that an impairment existed as of September 30, 2006 and recorded a $150.0 million impairment loss in the third quarter of 2006.

In February 2007, we announced the sale of our BioReliance business unit, a component of the CCS reporting unit, to Avista Capital Partners for approximately $210.0 million. In connection with the announced sale, we re-evaluated the goodwill associated with this reporting unit and recorded an additional goodwill impairment of $114.6 million in the fourth quarter of 2006. The amount of the write-down was based on the excess carrying value over the fair value of the net assets which was estimated as the sale proceeds to be received in connection with the disposition of the business unit. The transaction is subject to customary closing conditions and is expected to close in the second quarter of 2007.

In addition, in February 2007, we announced the sale of BioSource Europe S.A., a diagnostic business in our BioDiscovery reporting unit and recorded a $5.8 million goodwill write-down related to the sale of that business unit. The amount of the write-down was determined based on the excess carrying value over the fair value of the net assets which was estimated as the sale proceeds to be received in the disposition.

The goodwill impairment charges for the full year totaled $270.4 million.

Purchased In-Process Research and Development Costs. In conjunction with our acquisitions in 2005, we purchased in-process research and development projects valued at $17.0 million that were expensed upon their respective acquisition dates.

Business Consolidation Costs. Business consolidation costs for 2006 were $12.5 million and represent costs associated with our efforts to realign our business and consolidation of certain facilities. These costs consisted mainly of termination benefits of certain employees involuntarily terminated. We expect to continue to incur business consolidation costs in 2007 as we further consolidate operations and facilities.

Other Income (Expense)

Interest Income. Interest income was $27.4 million in 2006 compared to $24.7 million in 2005. The $2.7 million increase resulted primarily from an increase in the average yield of our investments in 2006, partially offset by the effect of lower investment balances.

Interest income in the future will be affected by changes in short-term interest rates and changes in cash balances, which may materially increase or decrease as a result of acquisitions and other financing activities.

Interest Expense. Interest expense was $32.4 million for 2006 compared to $34.2 million for 2005. The primary reason for the $1.8 million reduction in interest expense was open market repurchases of our 2 1/4% senior convertible notes, which reduced the average balance of our debt in 2006 compared to 2005.

Other Income (Expense), Net. Other income (expense), net, for 2006 and 2005, is composed of the following:

	For the Years Ended December 31,
(in millions)	2006	2005
Net periodic pension income (expense)(1)	$(0.7)	$0.9
Gain (loss) on asset disposals	2.3	(0.1)
Gain on forward contract(2)	—	21.0
Recognition of cumulative translation gains(3)	—	25.5
Gain on sale of an equity investment	—	2.8
Foreign currency gain on short-term intercompany loan	—	2.2
Net foreign currency exchange gains (losses)	(1.6)	0.3
Other	0.5	4.7

Total other income (expense), net	$0.5	$57.3

(1)	The net periodic pension income is from a defined benefit plan acquired in the merger with Dexter Corporation in 2000 and is recognized as other non-operating income and expense since the plan provides benefits to participants who were not continuing employees of Invitrogen following the merger.
(2)	The gain was recognized in March 2005 on the settlement of a forward contract related to the acquisition of Dynal.
(3)	Relates to the repatriation of $119.0 million of undistributed earnings from and substantial liquidation of certain foreign subsidiaries which resulted in the recognition of $25.5 million of cumulative translation gains.

Provision for Income Taxes. The provision for income taxes as a percentage of our pre-tax loss was 17.4% for 2006 compared with 24.0% of our pre-tax income for 2005. The change in the effective tax rate was primarily attributable to the goodwill impairment charge of $270.4 million. The charge is not deductible for tax purposes, resulting in a positive tax expense for the year on a pre-tax loss.

Comparison of Years Ended December 31, 2005 and 2004

(in millions)	2005	2004	$ Increase	% Increase
BioDiscovery revenues	$736.6	$591.4	$145.2	25%
Cell Culture Systems revenues	461.9	432.5	29.4	7%

Total revenues	$1,198.5	$1,023.9	$174.6	17%

BioDiscovery gross margin	70%	70%
Cell Culture Systems gross margin	47%	49%
Total gross margin	59%	59%

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

Cell Culture Systems (CCS) Revenues. CCS revenues for 2005 increased $29.4 million or 7% compared to 2004. Acquisitions accounted for $8.9 million or 2% of the growth as a result of having a full year of revenues from our acquisition of BioReliance in 2004. Foreign currency translation decreased CCS revenues by $0.2 million when compared to 2004. The remaining $20.7 million or 5% of growth was mainly due to increased volume, partially offset by lower average selling prices of $7.8 million or 2%.

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

BioDiscovery Gross Margin. BioDiscovery gross margin remained constant at 70% when comparing 2005 to 2004. Included in 2005 BioDiscovery gross margin were lower margin products from acquired businesses and lower average selling prices, each of which accounted for a one percentage point decrease. This decrease was offset by a 2% increase in gross margin resulting from lower variable costs associated with productivity improvements.

Cell Culture Systems (CCS) Gross Margin. CCS gross margin decreased two percentage points to 47% when comparing 2005 to 2004. The decrease was mainly due to lower sales in our biological testing services business, which has a higher fixed cost component and lower average selling prices, particularly for sera products, which accounted for a 2% and 1% decrease, respectively. This decrease was partially offset by a 1% increase mainly due to lower variable costs associated with productivity improvement.

Operating Expenses

	For the Years Ended December 31,				$ Increase (Decrease)	% Increase (Decrease)
	2005		2004
(in millions)	Operating Expense	As a Percentage of Segment Revenues	Operating Expense	As a Percentage of Segment Revenues
BioDiscovery Segment:
Sales and marketing	$151.8	21%	$126.3	21%	$25.5	20%
General and administrative	89.7	12%	70.7	12%	19.0	27%
Research and development	86.8	12%	62.5	11%	24.3	39%

Cell Culture Systems Segment:
Sales and marketing	$61.6	13%	$54.2	13%	$7.4	14%
General and administrative	40.1	9%	39.9	9%	0.2	1%
Research and development	11.7	3%	9.7	2%	2.0	21%

Unallocated:
Sales and marketing	$0.2		$0.2		$—
General and administrative	—		0.1		(0.1)
Research and development	0.8		0.9		(0.1)

Consolidated:
Sales and marketing	$213.6	18%	$180.7	18%	$32.9	18%
General and administrative	129.8	11%	110.7	11%	19.1	17%
Research and development	99.3	8%	73.1	7%	26.2	36%

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

Purchased In-Process Research and Development Costs. In conjunction with our acquisitions in 2005 and 2004, we purchased in-process research and development projects valued at $17.0 million and $0.7 million, respectively that were expensed upon their respective acquisition dates.

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

Loss on Early Retirement of Debt. In 2005, we recorded a net loss of $1.1 million on the repurchase of $268.0 million of our 2 1/4% convertible notes. The loss was composed of a $4.8 million loss for the write-off of unamortized deferred financing costs net of a $3.7 million gain resulting from the repurchases occurring at less than par value.

Other Income (Expense), Net. Other income (expense), net, for 2005 and 2004, is composed of the following:

	For the Years Ended December 31,
(in millions)	2005	2004
Net periodic pension income(1)	$0.9	$0.4
Loss on asset disposals	(0.1)	(0.8)
Gain on forward contract(2)	21.0	—
Recognition of cumulative translation gains(3)	25.5	—
Gain on sale of an equity investment	2.8	—
Foreign currency gain on short-term intercompany loan	2.2	—
Net foreign currency exchange gains (losses)	0.3	(0.4)
Other	4.7	—

Total other income (expense), net	$57.3	$(0.8)

(1)	The net periodic pension income is from a defined benefit plan acquired in the merger with Dexter Corporation in 2000 and is recognized as other non-operating income and expense since the plan provides benefits to participants who were not continuing employees of Invitrogen following the merger.

(2)	The gain was recognized in March 2005 on the settlement of a forward contract related to the acquisition of Dynal.
(3)	Relates to the repatriation of $119.0 million of undistributed earnings from and substantial liquidation of certain foreign subsidiaries which resulted in the recognition of $25.5 million of cumulative translation gains.

Provision for Income Taxes. The provision for income taxes as a percentage of pre-tax income was 24.0% for 2005 compared with 26.8% for 2004. The decrease in the effective tax rate was primarily attributable to the repatriation of foreign earnings that qualified for the reduced rate of tax provided in “American Jobs Creation Act of 2004.” The tax incurred upon the repatriation of those foreign earnings was lower than the tax liability previously recorded. The decrease in the effective tax rate was offset in part by an increase in the proportion of income earned in tax jurisdictions having higher tax rates and the recording of non-deductible in-process research and development expenses related to various acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Operating activities provided net cash of $235.1 million during 2006 primarily from our net loss of $191.0 million plus net non-cash charges of $440.4 million. Changes in operating assets and liabilities used a net $14.3 million of cash during the period. The use of cash was mainly due to a $7.2 million decrease in other assets, $6.8 million decrease in prepaid expenses and other current assets and $4.6 million decrease in accounts payable. These uses of cash were offset by a $4.6 million increase in accounts receivable, $9.0 million decrease in inventories, a $11.7 million increase in accrued expenses, other current liabilities and deferred credits and reserves and a $7.5 million increase in taxes payable.

As a result of working capital improvement programs, we expect to utilize our working capital more effectively in the future resulting in higher inventory turnover and lower days sales outstanding. Our working capital factors, such as inventory turnover and days sales outstanding, are seasonal and, on an interim basis during the year, may require an influx of short-term working capital.

Investing Activities. Net cash provided by investing activities during 2006 was $229.8 million. We have been reinvesting proceeds of maturing securities into investments having shorter terms, which has resulted in an increase in cash and cash equivalents of $306.7 million. We also generated cash from the sale of fixed assets in the amount of $10.6 million and the reversion of benefit plan assets of $26.6 million. This increase was offset by $44.0 million paid for our business acquisitions, $61.1 million for capital expenditures and $9.0 million paid for intangible assets (primarily intellectual properties).

For 2007, we expect spending for capital equipment and information technology to approximate $60.0 million to $70.0 million.

In late 2006, we completed an immaterial acquisition to our overall consolidated financial statements. The net cash purchase price of this acquisition was $15.1 million. The results of operations were included from the date of acquisition and were not material to our consolidated financial results. See Note 2 to the Notes to Consolidated Financial Statements.

In April 2005, we acquired all of the outstanding shares of common stock of Dynal for a total cash purchase price of $347.3 million. We also paid cash to extinguish $53.1 million of debt following completion of the acquisition and transaction costs of $2.2 million and acquired cash of $1.1 million. The purchase price was paid from existing cash and investments.

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

In 2004, we completed three other acquisitions that were not material to the overall consolidated financial statements. The total aggregate cash purchase price was $58.3 million and cash of $3.3 million was acquired. The results of operations of these entities were included in our results of operations from the respective dates of acquisition.

Pursuant to the purchase agreements for certain prior year acquisitions, we could be required to make additional contingent cash payments based on the achievement of certain operating results of the acquired companies. Payments aggregating a maximum of $53.5 million based upon certain percentages of future gross sales of the acquired companies could be required through 2007. Additional payments of $9.0 million could be required of the Company based upon the achievement of certain research and development milestones through 2008. In 2006, $8.4 million and $21.9 million of contingent payments have been earned and paid, respectively, for research and development milestones; and no contingent payments have been earned or paid for operating results. In 2005, $20.7 million and $7.3 million of contingent payments have been earned and paid, respectively, for research and development milestones. During the years ended 2006 and 2005, $35.0 million and $9.0 million, respectively, of contingent payments for operating results have expired. The payments have been accounted for as an addition to the purchase price of the acquired company.

Financing Activities. Net cash used in financing activities totaled $549.2 million for 2006 and includes $350.0 million used to repurchase shares of our common stock and $232.2 million used to retire debt related to our 2 1/4% Convertible Subordinated Notes due in 2006. These cash outflows were offset by $29.9 million in proceeds from stock issued under employee stock plans and $3.1 million related to excess tax benefits related to share-based payments.

On June 20, 2005, we issued 3 1/4% Convertible Senior Notes due 2025 (the 3 1/4% Notes) to certain qualified institutional investors at par value. Including the exercise of the over-allotment option, the total size of the offering was $350.0 million. After expenses, the net proceeds we received were $343.0 million. Interest is payable on the Notes semi-annually in arrears beginning December 15, 2005. In addition to the coupon interest of 3.25%, additional interest of 0.225% of the market value of the Notes may be required to be paid per six month period beginning June 15, 2011, if the market value of the 3 1/4% Notes during a specified period is 120% or more of the 3 1/4% Notes’ principal value. The 3 1/4% Notes may be redeemed, in whole or in part, at the Company’s option on or after June 15, 2011, at 100% of the principal amount plus any accrued and unpaid interest. In addition, the holders of the 3 1/4% Notes may require us to repurchase all or a portion of the 3 1/4% Notes for 100% of the principal amount, plus any accrued and unpaid interest, on June 15, 2011, 2015 and 2020 or upon the occurrence of certain fundamental changes. Prepayment of amounts due under the 3 1/4% Notes will be accelerated in the event of bankruptcy or insolvency and may be accelerated by the trustee or holders of 25% of the 3 1/4% Notes’ principal value upon default of payment of principal or interest when due for over thirty days, our default on its conversion or repurchase obligations, failure of us to comply with any of its other agreements in the 3 1/4% Notes or indenture, or upon cross-default by us or a significant subsidiary for failure to make a payment at maturity or the acceleration of our other debt or a significant subsidiary, in either case exceeding $50.0 million. The terms of the 3 1/4% Notes require us to settle the par value of such 3 1/4% Notes in cash and deliver shares only for the differential between the stock price on the date of conversion and the base conversion price (initially approximately $98.25 per share).

On April 27, 2005, we entered into a secured line of credit that provides up to $250.0 million in borrowings at LIBOR plus 0.15%. On April 28, 2005 we borrowed $124.0 million to repurchase $125.0 million of its 2 1/4% convertible subordinated notes due December 15, 2006, for less than par value. A portion of the proceeds from the 3 1/4% Notes was used to pay down the secured line of credit. The secured credit facility was collateralized by investments and expired on September 30, 2005.

On February 19, 2004, we issued $450.0 million in principal amount of 1 1/2% Convertible Senior Notes (Old 1 1/2% Notes) due 2024, to certain qualified institutional buyers. Interest on the Old 1 1/2% Notes is payable semi-annually on February 15th and August 15th. In addition to the coupon interest of 1 1/2%, additional interest of 0.35% of the market value of the Old 1 1/2% Notes may be required to be paid beginning February 15, 2012, if the market value of the Old 1 1/2% Notes during specified testing periods is 120% or more of the principal value. The Old 1 1/2% Notes were issued at 100% of principal value and are convertible into 4.4 million shares of common stock at the option of the holder upon the occurrence of certain events at a price of $102.03 per share. The Old 1 1/2% Notes may be redeemed, in whole or in part, at our option on or after February 15, 2012, at 100% of the principal amount plus accrued interest. In addition, the holders of the Old 1 1/2% Notes may require us to repurchase all or a portion of the Old 1 1/2% Notes for 100% of the principal amount, plus accrued interest, on February 15, 2012, 2017 and 2022.

We have $350.0 million in principal amount of 2% Convertible Senior Notes (Old 2% Notes) due August 1, 2023. Interest on the Old 2% Notes is payable semi-annually on February 1st and August 1st. In addition to the coupon interest of 2%, additional interest of 0.35% of the market value of the Old 2% Notes may be required to be paid beginning August 1, 2010, if the market value of the Old 2% Notes during specified testing periods is 120% or more of the principal value. The Old 2% Notes were issued at 100% of principal value and are convertible into 5.1 million shares of common stock at the option of the holder upon the occurrence of certain events at a price of $68.24 per share. The Old 2% Notes may be redeemed, in whole or in part, at our option on or after August 1, 2010, at 100% of the principal amount plus accrued interest. In addition, the holders of the Old 2% Notes may require us to repurchase all or a portion of the Old 2% Notes for 100% of the principal amount, plus accrued interest, on August 1, 2010, August 1, 2013 and August 1, 2018.

In December 2004, we offered up to $350.0 million in principal amount of 2% Convertible Senior Notes due 2023 (the New 2% Notes) in a non-cash exchange for any and all outstanding Old 2% Notes, that were validly tendered on that date. Approximately 83% of the Old 2% Notes were exchanged by their holders for the New 2% Notes. In 2005, we completed the additional exchange of approximately $22.6 million of the Old 2% Notes with their holders for the New 2% Notes. In December 2004, we offered up to $450.0 million in principal amount of 1 1/2% Convertible Senior Notes due 2024 (the New 1 1/2% Notes) in a non-cash exchange for any and all outstanding Old 1 1/2% Notes, that were validly tendered on that date. Approximately 91% of the Old 1 1/2% Notes were exchanged by their holders for the New 1 1/2% Notes. In 2005, we completed the additional exchange of approximately $1.0 million of the Old 1 1/2% Notes with their holders for the New 1 1/2% Notes. The New 2% Notes and New 1 1/2% Notes (collectively the New Notes) carry the same rights and attributes as the Old 2% Notes and Old 1 1/2% Notes (collectively the Old Notes) except for the following; the terms of the New Notes require us to settle the par value of such notes in cash and deliver shares only for the differential between the stock price on the date of conversion and the base conversion price (initially approximately $68.24 for New 2% Notes and $102.03 for the New 1 1/2% Notes).

In the event of a change of control of Invitrogen, the holders of the 3 1/4% Notes, Old 1 1/2% Notes, Old 2% Notes, New 2% Notes and the 2 1/4% Notes each have the right to require us to repurchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of the notes plus all accrued and unpaid interest.

In 2006, the Company’s Board of Directors authorized a $500.0 million repurchase program of the Company’s common stock. During the year ended December 31, 2006, the Company repurchased 5.8 million shares at a total cost of approximately $350.0 million, which is reported as a reduction in stockholders’ equity as treasury stock.

In 2005, our Board of Directors authorized the repurchase of up to 500,000 shares of common stock not to exceed $50.0 million. We repurchased 500,000 shares of common stock at a total cost of approximately $42.8 million during the year ended December 31, 2005, which is reported as a reduction in stockholders’ equity as treasury stock.

In 2002, our board of directors authorized the repurchase of up to $300.0 million of our common stock over a three-year period that expired in 2005. During the years ended December 31, 2004 and 2002, we repurchased 1.6 million and 3.3 million shares, respectively, of common stock at a total cost of $81.3 million and $100.0 million, respectively, which have been reported as reductions in stockholders’ equity as treasury stock.

We are continuing to seek additional corporate and technology acquisition opportunities that support our BioDiscovery and Cell Culture platforms. While we cannot predict the timing or size of any future acquisitions, or if any will occur at all, a significant amount of our cash and/or stock may be used to acquire companies, assets or technologies. We could also choose to fund any acquisitions, at least partly, with new debt or stock.

As of December 31, 2006, we had cash and cash equivalents of $366.9 million, short-term investments of $8.9 million and long-term investments of $2.9 million. Our working capital was $550.2 million as of December 31, 2006 and includes restricted cash and investments of $4.5 million. Our funds are currently invested overnight money market accounts, time deposits, commercial paper, demand notes and municipal notes and bonds with maturities of less than three months. As of December 31, 2006, foreign subsidiaries in Australia, Brazil, China, Japan, New Zealand and Norway had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The U.S. dollar equivalent of these facilities totaled $16.5 million, of which $1.4 million was outstanding at December 31, 2006.

On January 9, 2006, the Company completed entering into a syndicated $250.0 million senior secured credit facility (the Credit Facility) with Bank of America, N.A. Interest rates on outstanding borrowings are determined by reference to LIBOR or to an alternate base rate, with margins determined based on changes in the Company’s leverage ratio. Under the terms of the Credit Facility, the Company may request that the aggregate amount available be increased by $100.0 million of additional financing, subject to certain conditions having been met, including the availability of additional lender commitments. The Credit Facility contains various representations, warranties and affirmative, negative and financial covenants and conditions of default customary for financings of this type. The Company currently anticipates using the proceeds of the Credit Facility for the purpose of general working capital and capital expenditures and the Credit Facility will terminate and all amounts outstanding under it will be due and payable in full on January 6, 2011. As of December 31, 2006 the available credit is $240.0 million as the Company has issued $10.0 million in letters of credit through the facility. See Note 4 to the Notes to Consolidated Financial Statements.

We expect that our current cash and cash equivalents, short-term and long-term investments, funds from operations and interest income earned thereon will be sufficient to fund our current operations through at least the first quarter of 2008. Our future capital requirements and the adequacy of our available funds will depend on many factors, including future business acquisitions, future stock or note repurchases, scientific progress in our research and development programs and the magnitude of those programs, our ability to establish collaborative and licensing arrangements, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and competing technological and market developments.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations at December 31, 2006 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period(1)
(in thousands)	Total	Less than 1 Year	Years 2-3	Years 4-5	More than 5 Years
Long-term debt	$1,153,014	$2,180	$824	$10	$1,150,000
Capital lease obligations	1,120	39	89	103	889
Operating lease obligations	168,568	22,209	36,638	25,635	84,086
Licensing and purchase obligations	15,135	4,458	6,248	3,022	1,407
Other obligations	1,469	368	—	171	930

Total	$1,339,306	$29,254	$43,799	$28,941	$1,237,312

(1)

Pursuant to one of our 2005 acquisitions, we could be required to make additional contingent cash payments based on percentages of future gross sales of the acquired company through 2009. The purchase agreement does not limit the payment to a maximum amount. In addition, pursuant to certain prior year acquisitions, we could be required to make additional contingent cash payments based on certain operating results and technological milestones of the acquired companies. Payments aggregating a maximum of $53.5 million based upon percentages of future gross sales and milestones of the acquired companies could be required through 2007.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition. We derive our revenue from the sale of our products, services and technology. We recognize revenue from product sales upon transfer of title of the product, which generally occurs upon shipment to the customer. We generally ship to our customers FOB shipping point. If our shipping policies, including the point of title transfer, were to change, materially different reported results would be likely. In cases where customers order and pay for products and request that we store a portion of their order for them at our cost, we record any material up-front payments as deferred revenue in accrued expenses and other current liabilities in the Consolidated Balance Sheets and recognize revenue upon shipment of the product to the customer. Deferred revenue totaled $14.1 million at December 31, 2006.

We recognize royalty revenue (including upfront licensing fees) when the amounts are earned and determinable, which is generally when we receive the cash payment. We are able to recognize minimum required payments on an accrual basis, as they are determinable under contract. However, since we are not able to forecast product sales by licensees, royalty payments that are based on product sales by the licensees are not determinable until the licensee has completed their computation of the royalties due and/or remitted their cash payment to us. Should information on licensee product sales become available so as to enable us to recognize royalty revenue on an accrual basis, materially different revenues and results of operations could occur. Royalty revenue totaled $27.2 million, $23.5 million and $17.8 million for 2006, 2005 and 2004, respectively.

In our BioReliance business, we recognize revenue from commercial contracts, which are principally fixed-price or fixed-rate, using the proportional performance method, except for services that are generally completed within three days, which are accounted for using the completed-contract method. Proportional performance is determined using expected output milestones. The proportional performance may be affected by future events, including delays caused by laboratory interruptions, client-mandated changes and the unpredictability of biological processes. Accordingly, we undertake a review process to determine that recorded revenue represents the actual proportional performance in all material respects.

Revenue recorded under proportional performance for projects in process is not intended to and does not necessarily, represent the amount of revenue that we could recover from the client if any project failed or was cancelled. We undertake a review of unbilled accounts receivable from customers to determine that such amounts are expected to become billable and collectible in all material respects.

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

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base these estimates and assumptions upon historical experience and existing, known circumstances. Actual results could differ from those estimates. Specifically, management must make estimates in the following areas:

➢

Allowance for doubtful accounts. We provide a reserve against our receivables for estimated losses that may result from our customers’ inability to pay. We determine the amount of the reserve by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers’ country or industry, historical losses and our customers’ credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this reserve. To minimize the likelihood of uncollectibility, customers’ credit-worthiness is reviewed periodically based on external credit reporting services and our experience with the account and adjusted accordingly. Should a customer’s account become past due, we generally place a hold on the account and discontinue further shipments to that customer, minimizing further risk of loss. Additionally, our policy is to fully reserve for all accounts with aged balances greater than one year. The likelihood of a material loss on an uncollectible account would be mainly dependent on deterioration in the financial condition of that customer or in the overall economic conditions in a particular country or environment. Reserves are fully provided for all expected or probable losses of this nature. Gross trade accounts receivables totaled $213.5 million and the allowance for doubtful accounts was $8.3 million at December 31, 2006.

➢	Inventory adjustments. Inventories are stated at lower of cost or market. We review the components of our inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. In our BioDiscovery segment, generally stock levels in excess of one year’s expectation of usage or sales are fully reserved. In our CCS segment, inventories are not as susceptible to obsolesce and we only provide reserves when the materials spoil or become dated. The likelihood of any material inventory write-down is dependent on customer demand, competitive conditions or new product introductions by us or our customers that vary from our current expectations.

➢	Valuation of goodwill. We are required to perform a review for impairment of goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Goodwill is considered to be impaired if we determine that the carrying value of the reporting unit exceeds its fair value. In addition to the annual review, an interim review is required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include:

➢	a significant adverse change in legal factors or in the business climate;

➢	a significant decline in our stock price or the stock price of comparable companies;

➢	a significant decline in our projected revenue or earnings growth or cash flows;

➢	an adverse action or assessment by a regulator;

➢	unanticipated competition;

➢	a loss of key personnel;

➢	a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of;

➢	the testing for recoverability under Statement 144 of a significant asset group within a reporting unit; and

➢	recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

Assessing the impairment of goodwill requires us to make assumptions and judgments regarding the fair value of the net assets of our reporting units. Additionally, since our reporting units share the majority of our assets, we must make assumptions and estimates in allocating the carrying value as well as the fair value of net assets to each reporting unit.

In the third quarter of 2006, we identified a potential goodwill impairment in BioReliance, one of the reporting units in the Cell Culture Systems segment, as this segment was performing at less than expected levels. We utilized a combination of valuations methods including a discounted cash flow analysis, similar transactions method and the guideline companies method to estimate the fair value of the reporting unit. Based on this analysis, we determined that an impairment existed as of September 30, 2006 and recorded an estimated $150.0 million impairment loss in that period.

In February 2007, we announced the sale of our BioReliance business unit, a component of the Cell Culture Systems reporting unit, to Avista Capital Partners for approximately $210.0 million. In connection with the announced sale, we evaluated the goodwill associated with this reporting unit and recorded a goodwill impairment of $114.6 million in the fourth quarter of 2006. The amount of the write-down was based on the excess carrying value over the fair value of the net assets which was estimated as the sale proceeds to be received in connection with the disposition of the business unit. The transaction is subject to customary closing conditions and is expected to close in the second quarter of 2007.

In addition, in February 2007, we announced the sale of BioSource Europe S.A., a diagnostic business in our BioDiscovery reporting unit and recorded a $5.8 million goodwill write-down related to the sale of that business unit. The amount of the write-down was determined based on the excess carrying value over the fair value of the net assets which was estimated as the sale proceeds to be received in the disposition.

In accordance with our policy, we completed our most recent annual evaluation for impairment of goodwill as of October 1, 2006 and determined that no additional impairments existed at that date other than as discussed above. Our evaluation included management estimates of cash flow projections based on an internal strategic review. Key assumptions from this strategic review included revenue growth, with higher net income growth. This growth was based on increased sales of new products as we expect to maintain our investment in research and development, the effect and growth from business acquisitions already consummated and lower selling, general and administrative expenses as a percentage of revenue. Additional value creators assumed included increased efficiencies in working capital as well as increased efficiencies from capital spending. The resulting cash flows were discounted using a weighted average cost of capital of 10%. Operating mechanisms to ensure that these growth and efficiency assumptions will ultimately be realized were also proposed as part of the internal strategic review and considered in our evaluation. Our market capitalization at October 1, 2006 was also compared to the discounted cash flow analysis.

We cannot guarantee that when we complete our future annual or other periodic reviews for impairment of goodwill that a material impairment charge will not be recorded. Goodwill totaled $1.6 billion at December 31, 2006.

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

At December 31, 2006, the net book value of identifiable intangible assets that are subject to amortization totaled $960.3 million, the net book value of unamortized identifiable intangible assets with indefinite lives totaled $7.5 million and the net book value of property, plant and equipment totaled $300.9 million.

➢	Accrued merger- and restructuring- related costs. To the extent that exact amounts are not determinable, we have estimated amounts for direct costs of our acquisitions, merger-related expenses and liabilities related to our business combinations and restructurings in accordance with Financial Accounting Standards Board Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”(SFAS 146) and Emerging Issues Task Force Issue 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (EITF 98-3). Our accrued merger and restructuring related costs were $32.6 million at December 31, 2006, the majority of which we expect to pay during 2007. Materially different reported results would be likely if any of the estimated costs or expenses were different from our estimations or if the approach, timing and extent of the restructuring plans adopted by management were different.

➢	Litigation reserves. Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in the Consolidated Balance Sheets. The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the favorable or unfavorable outcome of the particular litigation. Both the amount and range of loss on pending litigation is uncertain. As such, we are unable to make a reasonable estimate of the liability that could result from unfavorable outcomes in litigation. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

➢	Insurance, environmental and divestiture reserves. We maintain self-insurance reserves to cover potential property, casualty and workers’ compensation exposures from current operations and certain former business operations of Dexter, which was acquired in 2000. These reserves are based on actuarially determined loss probabilities and take into account loss history as well as actuarial projections based on industry statistics. We also maintain environmental reserves to cover estimated costs for certain environmental exposures assumed in the merger with Dexter. The environmental reserves, which are not discounted, are determined by management based upon currently available information. Divestiture reserves are maintained for known claims and warranties assumed in the merger with Dexter. The product liability and warranty reserves are based on management estimates that consider historical claims. As actual losses and claims become known to us, we may need to make a material change in our estimated reserves, which could also materially impact our results of operations. Our insurance, environmental and divestiture reserves totaled $9.1 million at December 31, 2006.

➢	Benefit and pension plans. We sponsor and manage several retirement and health plans for employees and former employees. Accounting and reporting for the pension plans requires the use of assumptions for discount rates, expected returns on plan assets and rates of compensation increase that are used by our actuaries to determine our liabilities and annual expenses for these plans in addition to the value of the plan assets included in our Consolidated Balance Sheets. Our actuaries also rely on assumptions, such as mortality rates, in preparing their estimates for us. The likelihood of materially different valuations for assets, liabilities or expenses, would depend on interest rates, investment returns, actual non-investment experience or actuarial assumptions that are different from our current expectations.

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

➢	Segment Information. We provide segment financial information and results for our BioDiscovery and Cell Culture Systems segments based on the segregation of revenues and expenses used for management’s assessment of operating performance and operating decisions. Expenses shared by the segments require the use of judgments and estimates in determining the allocation of expenses to the two segments. Different assumptions or allocation methods could result in materially different results by segment. Also, we do not currently segregate assets by segment as a significant portion of our total assets are shared or non-segment assets which we do not assign to our two operating segments. We have determined that it is not useful to assign our shared assets to the individual segments.

➢	Share-Based Compensation. Under our 2004 Equity Incentive Plan (the 2004 Plan), we grant share-based awards to eligible employees and directors to purchase shares of our common stock. In addition, we have a qualified employee stock purchase plan in which eligible employees may elect to withhold up to 15% of their compensation to purchase shares of our common stock on a quarterly basis at a discounted price equal to 85% of the lower of the employee’s offering price or the closing price of the stock on the date of purchase. The benefits provided by these plans qualify as share-based compensation under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires us to recognize compensation expense based on their estimated fair values determined on the date of grant for all share-based awards granted, modified or cancelled as of January 1, 2006 (the effective date). Prior to the effective date, we did not recognize any compensation cost in our income statements for share-based awards granted with an option price equal to the fair market value of the our common stock on the date of grant or employee stock purchase rights as we accounted for them under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and its related interpretations and adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Stock-Based Compensation” (SFAS 123).

We adopted SFAS 123R on January 1, 2006 using the modified-prospective-transition method. Under this method, share-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense over the employee’s requisite service period. Prior periods are not revised for comparative purposes. For the year ended December 31, 2006, we recognized $39.5 million, $5.3 million and $2.0 million of compensation expense for employee stock options (including stock options assumed in business combinations) and purchase rights, restricted stock units and restricted stock awards, respectively. At December 31, 2006, there was $51.7 million, $9.1 million and $1.4 million remaining in unrecognized compensation cost related to employee stock options, restricted stock units and restricted stock awards, respectively, which are expected to be recognized over a weighted average period of 2.0 years, 2.0 years and 0.8 years, respectively.

We estimate the fair value of share-based awards on the date of grant using the Black-Scholes option-pricing method (Black-Scholes method), which was also used for the non-GAAP information required to be disclosed under SFAS 123. The determination of fair value of share-based awards using an option-pricing model requires the use of certain estimates and assumptions that affect the reported amount of share-based compensation cost recognized in our Consolidated Statements of Income. Among these include estimates of the expected term of share-based awards, expected volatility of our stock price, expected dividends and the risk-free interest rate. These estimates and assumptions are highly subjective and may result in materially different amounts should circumstances change and we employ different assumptions in our application of SFAS 123R in future periods.

For share-based awards issued during the year ended December 31, 2006, we estimated the expected term by considering various factors including the vesting period of options granted, employees’ historical exercise and post-employment termination behavior and aggregation by homogeneous employee groups. Our estimated volatility was derived using a combination of our historical stock price volatility and the implied volatility of market-traded options of our common stock with terms of up to approximately two years. Our decision to use a combination of historical and implied volatility was based upon the availability of actively traded options of our common stock and our assessment that such a combination was more representative of future expected stock price trends. We have never declared or paid any cash dividends on our common stock and currently do not anticipate paying such cash dividends. We currently anticipate that we will retain all of our future earnings for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, financial covenants, tax laws and other factors as the Board of Directors, in its discretion, deems relevant. The risk-free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected term of the share-based awards.

RECENT ACCOUNTING PRONOUNCEMENTS

For information on the recent accounting pronouncements impacting our business, see Note 1 of the Notes to Consolidated Financial Statements included in Item 8.

FOREIGN CURRENCY TRANSLATION

We translate the financial statements of our non-U.S. operations into U.S. dollars for consolidation using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. Net gains or losses resulting from the translation of foreign financial statements, the effect of exchange rate changes on intercompany receivables and payables of a long-term investment nature and net exchange rate gains and losses on the value of financial contracts entered into that hedge the value of these long-term intercompany receivables and payables are recorded as a separate component of stockholders’ equity. These adjustments will affect net income only upon sale or liquidation of the underlying non-U.S. investment.

Changes in foreign currency exchange rates can affect our reported results of operations, which are reported in U.S. dollars. Based on the foreign currency rate in effect at the time of the translation of our non-U.S. results of operations into U.S. dollars, reported results could be different from prior periods even if the same amount and mix of our products were sold at the same local prices during the two periods. This will affect our reported results of operations and also makes the comparison of our business performance in two periods more difficult. For example, our revenues for the year ended December 31, 2006, were approximately $1,263.5 million using applicable foreign currency exchange rates for that period. However, applying the foreign currency exchange rates in effect during the year ended December 31, 2005 to our non-U.S. revenues for 2006 would result in approximately $2.4 million less revenue for that period. These changes in currency exchange rates have affected and will continue to affect, our reported results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities.

MARKET RISK

We are exposed to market risk related to changes in foreign currency exchange rates, commodity prices and interest rates, and we selectively use financial instruments to manage these risks. We do not enter into financial instruments for speculation or trading purposes. These financial exposures are monitored and managed by us as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce potentially adverse effects on our results.

Foreign Currency Transactions. We have operations in Europe, Asia-Pacific and the Americas. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. Many of our reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in exchange rates because they may become worth more or less than they were worth at the time we entered into the transaction due to changes in exchange rates. Both realized and unrealized gains or losses on the value of these receivables and payables are included in the determination of net income. Net currency exchange gains (losses) recognized on business transactions, net of hedging transactions, were $(1.6) million, $49.0 million and $(0.4) million for the years ended December 31, 2006, 2005 and 2004, respectively, and are included in other income and expense in the Consolidated Statements of Income.

Our currency exposures vary, but are primarily concentrated in the euro, British pound sterling, Norwegian kroner and Japanese yen. Historically, we have used foreign currency forward contracts to mitigate foreign currency risk on foreign currency receivables and payables. At December 31, 2006 and 2005, we had $11.9 million and $54.1 million in foreign currency forward contracts outstanding to hedge currency risk on specific receivables and payables. The contracts as of December 31, 2006, which settle in January 2007, effectively fix the exchange rate at which these specific receivables and payables will be settled in, so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying receivables and payables.

At December 31, the notional principal and fair value of our outstanding foreign currency derivatives to hedge the value of its foreign currency receivables and payables were as follows:

	2006		2005
(in millions)	Notional Principal	Fair Value	Notional Principal	Fair Value
Forward exchange contracts	$11.9	$(0.07)	$54.1	$(0.07)

The notional principal amounts provide one measure of the transaction volume outstanding as of year-end and does not represent the amount of our exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of December 31, 2006 and 2005. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

In addition to hedging the value of our foreign currency receivables and payables, our foreign currency-hedging program includes hedging of forecasted foreign currency cash flows. The increase or decrease in value of forward contracts to hedge forecasted foreign currency cash flows prior to their maturity are accounted for as cash flow hedges and recorded in other comprehensive income in the Consolidated Balance Sheets. To the extent any portion of the forward contracts is determined to not be an effective hedge, the increase or decrease in value prior to the maturity are recorded in other income and expense in the Consolidated Statement of Operations. At December 31, 2005 and 2006, we did not have any outstanding forward contracts to hedge forecasted foreign currency cash flows.

Commodity Prices. Our exposure to commodity price changes relates to certain manufacturing operations that utilize certain commodities as raw materials. We manage our exposure to changes in those prices primarily through our procurement and sales practices.

Interest Rates. Our investment portfolio is maintained in accordance with our investment policy which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The fair value of our cash equivalents and marketable securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. We do not utilize financial contracts to manage our exposure to changes in interest rates. At December 31, 2006, we had $375.8 million in cash, cash equivalents and marketable securities, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of $366.9 million of our cash and cash equivalents at December 31, 2006, as these consisted of securities with maturities of less than three months. A 100 basis point increase or decrease in interest rates would, however, have an immaterial impact on the remaining $8.9 million of our investments. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our statement of operations until the investment is sold or if the reduction in fair value was determined to be a permanent impairment.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

See discussion under Market Risk in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the

Board of Directors of Invitrogen Corporation

We have audited the accompanying consolidated balance sheets of Invitrogen Corporation as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(c). These consolidated financial statements and the financial statement schedule are the responsibility of Invitrogen Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Invitrogen Corporation at December 31, 2006 and 2005 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2006, 2005 and 2004, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, Invitrogen Corporation changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) effective January 1, 2006 and its method of accounting for Defined Benefit Pension and Other Post Retirement Plans in accordance with Statement of Financial Accounting Standards No. 158 in the fourth quarter of 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Invitrogen Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

February 28, 2007

INVITROGEN CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$366,893	$435,230
Short-term investments	8,914	310,510
Restricted cash and investments	4,469	6,132
Trade accounts receivable, net of allowance for doubtful accounts of $8,293 and $5,368, respectively	205,253	194,942
Inventories	149,700	136,753
Deferred income tax assets	36,041	35,147
Prepaid expenses	11,655	16,972
Other current assets	14,931	15,510

Total current assets	797,856	1,151,196
Long-term investments	2,850	187
Property and equipment, net	300,940	278,447
Goodwill	1,625,175	1,866,288
Intangible assets, net	391,748	490,996
Deferred income tax assets	10,627	4,306
Other assets	53,679	85,629

Total assets	$3,182,875	$3,877,049

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,218	$234,246
Accounts payable	91,195	85,335
Accrued expenses and other current liabilities	132,220	159,009
Income taxes	21,998	32,987

Total current liabilities	247,631	511,577
Long-term debt	1,151,814	1,151,923
Pension liabilities	38,444	16,431
Deferred income tax liabilities	100,547	141,432
Other long-term obligations, deferred credits and reserves	14,012	13,892

Total liabilities	1,552,448	1,835,255

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock; $0.01 par value, 6,405,884 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value, 125,000,000 shares authorized; 58,967,060 and 58,289,752 shares issued, respectively	590	583
Additional paid-in-capital	2,220,528	2,158,565
Deferred compensation	—	(16,023)
Accumulated other comprehensive (loss) income	34,993	(16,688)
Retained earnings	(54,672)	136,377
Less cost of treasury stock; 11,111,491 shares and 5,331,562 shares, respectively	(571,012)	(221,020)

Total stockholders’ equity	1,630,427	2,041,794

Total liabilities and stockholders’ equity	$3,182,875	$3,877,049

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Years Ended December 31,
	2006	2005	2004
Revenues	$1,263,485	$1,198,452	$1,023,851
Cost of revenues, excluding purchased intangible amortization discussed below	511,140	495,230	416,002

Gross profit	752,345	703,222	607,849

Operating expenses:
Sales and marketing	244,273	213,574	180,663
General and administrative	158,478	129,828	110,656
Research and development	107,596	99,299	73,116
Purchased intangibles amortization	117,293	115,319	106,821
Purchased in-process research and development	—	17,046	728
Impairment of goodwill	270,384	—	—
Business consolidation costs	12,540	960	—

Total operating expenses	910,564	576,026	471,984

Operating income (loss)	(158,219)	127,196	135,865

Other income (expense):
Interest income	27,377	24,671	25,271
Interest expense	(32,352)	(34,201)	(32,203)
Loss on early retirement of debt	—	(1,096)	(6,775)
Other income (expense), net	461	57,260	(782)

Total other income (expense), net	(4,514)	46,634	(14,489)

Income (loss) before provision for income taxes and minority interest	(162,733)	173,830	121,376
Income tax provision	(28,316)	(41,784)	(32,551)
Minority interest	—	—	—

Net income (loss)	$(191,049)	$132,046	$88,825

Earnings (loss) per common share:
Basic	$(3.72)	$2.53	$1.72

Diluted	$(3.72)	$2.33	$1.63

Weighted average shares used in per share calculations:
Basic	51,393	52,238	51,684
Diluted	51,393	60,014	60,396

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in- Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock		Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount					Shares	Amount
Balance at December 31, 2003	54,596	$546	$1,942,756	$(11,265)	$56,158	$(84,494)	(3,201)	$(96,854)	$1,806,847	$101,382

Deferred compensation	—	—	(782)	782	—	—	—	—	—
Amortization of deferred compensation expense	—	—	—	4,576	—	—	—	—	4,576
Common stock issued under employee stock plans	1,679	16	70,242	(8,980)	—	—	—	—	61,278
Tax benefit on employee stock plans	—	—	17,006	—	—	—	—	—	17,006
Purchase of treasury shares	—	—	—	—	—	—	(1,630)	(81,337)	(81,337)
Minimum pension liability adjustment, net of deferred taxes	—	—	—	—	106	—	—	—	106	106
Unrealized loss on cash flow hedging instruments, net of deferred taxes	—	—	—	—	(8,673)	—	—	—	(8,673)	(8,673)
Unrealized loss on investments, net of deferred taxes	—	—	—	—	(2,562)	—	—	—	(2,562)	(2,562)
Foreign currency translation adjustment, net of deferred taxes	—	—	—	—	27,185	—	—	—	27,185	27,185
Net income	—	—	—	—	—	88,825	—	—	88,825	88,825

Balance at December 31, 2004	56,275	$562	$2,029,222	$(14,887)	$72,214	$4,331	(4,831)	$(178,191)	$1,913,251	$104,881

Deferred compensation	—	—	(44)	44	—	—	—	—	—
Amortization of deferred compensation expense	—	—	—	7,415	—	—	—	—	7,415
Common stock issued under employee stock plans	2,015	21	109,659	(8,595)	—	—	—	—	101,085
Tax benefit on employee stock plans	—	—	19,728	—	—	—	—	—	19,728
Purchase of treasury shares	—	—	—	—	—	—	(500)	(42,829)	(42,829)
Minimum pension liability adjustment, net of deferred taxes	—	—	—	—	446	—	—	—	446	446
Unrealized gain on cash flow hedging instruments, net of deferred taxes	—	—	—	—	9,809	—	—	—	9,809	9,809
Unrealized loss on investments, net of deferred taxes	—	—	—	—	(1,145)	—	—	—	(1,145)	(1,145)
Foreign currency translation adjustment, net of deferred taxes	—	—	—	—	(98,012)	—	—	—	(98,012)	(98,012)
Net income	—	—	—	—	—	132,046	—	—	132,046	132,046

Balance at December 31, 2005	58,290	$583	$2,158,565	$(16,023)	$(16,688)	$136,377	(5,331)	$(221,020)	$2,041,794	$43,144

Common stock issuances under employee stock plans	677	7	29,941	—	—	—	—	—	29,948
Tax benefit of employee stock plans	—	—	937	—	—	—	—	—	937
Purchase of treasury shares	—	—	—	—	—	—	(5,780)	(349,992)	(349,992)
Issuance of restricted shares	—	—	184	—	—	—	—	—	184
Amortization of stock-based compensation	—	—	46,924	—	—	—	—	—	46,924
Reversal of deferred compensation upon adoption of FAS 123R	—	—	(16,023)	16,023	—	—	—	—	—
Minimum pension liability, net of deferred taxes	—	—	—	—	(9,048)	—	—	—	(9,048)	(9,048)
Transition adjustment upon adoption of FAS 158, net of deferred taxes	—	—	—	—	(5,366)	—	—	—	(5,366)
Unrealized loss on cash flow hedging instruments, net of deferred taxes	—	—	—	—	(822)	—	—	—	(822)	(822)
Unrealized gain on investments, net of deferred taxes	—	—	—	—	2,179	—	—	—	2,179	2,179
Translation adjustment	—	—	—	—	64,738	—	—	—	64,738	64,738
Net loss	—	—	—	—	—	(191,049)	—	—	(191,049)	(191,049)

Balance at December 31, 2006	58,967	$590	$2,220,528	$—	$34,993	$(54,672)	(11,111)	$(571,012)	$1,630,427	$(134,002)

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(191,049)	$132,046	$88,825
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of businesses acquired and divested:
Depreciation	41,219	38,671	36,889
Amortization of intangible assets	120,564	118,938	110,140
Impairment of goodwill	270,384	—	—
Amortization of premiums on investments, net of accretion of discounts	(5,372)	2,616	8,192
Amortization of deferred debt issue costs	2,398	3,208	3,534
Share-based compensation	46,755	7,415	4,576
Incremental tax benefits from stock options exercised	(3,071)	—	—
Deferred income taxes	(40,011)	(61,516)	(25,690)
Loss (gain) on disposal of assets	2,334	—	—
In-process research and development	—	17,046	728
Other non-cash adjustments	5,217	10,494	8,880
Changes in operating assets and liabilities:
Trade accounts receivable	(4,578)	(17,895)	(19,759)
Inventories	(9,015)	24,893	11,343
Prepaid expenses and other current assets	6,778	14,038	(2,489)
Other assets	7,162	2,438	(1,715)
Accounts payable	4,550	31,792	(4,795)
Accrued expenses and other current liabilities	(11,691)	(41,112)	22,553
Income taxes	(7,514)	26,272	11,512

Net cash provided by operating activities	235,060	309,344	252,724

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	—	(186,736)	(1,146,017)
Maturities of available-for-sale securities	306,728	755,497	1,024,203
Net cash paid for business combinations	(44,025)	(647,170)	(520,773)
Reversion of benefit plan assets	26,639	—	—
Purchases of property and equipment	(61,085)	(71,755)	(39,050)
Proceeds from sale of property and equipment	10,645	—	1,329
Payments for intangible assets	(9,084)	(7,478)	(9,171)

Net cash provided by (used in) investing activities	229,818	(157,642)	(689,479)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from lines of credit	—	124,485	—
Principal payments on lines of credit	—	(124,000)	—
Proceeds from long-term obligations	—	343,837	438,924
Principal payments on long-term obligations	(232,178)	(297,695)	(185,988)
Incremental tax benefits from stock options exercised	3,071	—	—
Proceeds from sale of common stock	29,948	101,085	61,278
Purchase of treasury stock	(349,992)	(42,829)	(81,337)

Net cash provided by (used in) financing activities	(549,151)	104,883	232,877
Effect of exchange rate changes on cash	15,936	(19,751)	5,261

Net increase (decrease) in cash and cash equivalents	(68,337)	236,834	(198,617)
Cash and cash equivalents, beginning of period	435,230	198,396	397,013

Cash and cash equivalents, end of period	$366,893	$435,230	$198,396

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006, 2005 AND 2004

1. BUSINESS ACTIVITY, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

    SIGNIFICANT ACCOUNTS

Business Activity

Invitrogen’s products are principally life science research tools in reagent and kit form, biochemicals, sera, media, software and other products and services that Invitrogen sells to corporate, academic and government entities worldwide. Invitrogen’s business is focused on two principal segments: BioDiscovery and Cell Culture Systems.

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

Concentrations of Risks

Approximately $343.1 million, $276.3 million and $248.5 million, or 28%, 24% and 25% of the Company’s product revenues during the years ended December 31, 2006, 2005 and 2004, respectively, were derived from university and research institutions which management believes are, to some degree, directly or indirectly supported by the U.S. Government. If there were to be a significant change in current research funding, particularly with respect to the National Institute of Health, it could have a material adverse impact on the Company’s future revenues and results of operations.

Segment Information

The Company operates in two segments: BioDiscovery and Cell Culture Systems (CCS). The Company has no intersegment revenues that are material to the overall consolidated financial statements. The Company does not currently segregate assets by segment as a majority of the Company’s total assets are shared or considered non-segment assets. The Company has determined that it is not useful to assign its shared assets to individual segments. Based on the aggregation criteria of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company’s products and services in the BioDiscovery segment share similar economic characteristics, but are different from the economic characteristics of the products and services of our CCS segment. As a result of using the aggregation guidelines, there is no logical subgrouping of products within either the BioDiscovery or CCS segments.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2006, 2005 AND 2004

Revenue Recognition

Revenues from product sales are recognized upon transfer of title to the product, which generally occurs upon shipment to the customer. The Company generally ships to its customers FOB shipping point. In cases where customers order and pay for product and request that the Company stores a portion of the orders for them, the Company records up-front payments as deferred revenue in accrued expenses and other current liabilities in the consolidated balance sheets and recognizes revenue upon shipment of the product to the customer. Deferred product revenues at December 31, 2006, 2005 and 2004 totaled $14.1 million, $11.0 million and $19.1 million, respectively.

The Company’s BioReliance subsidiary recognizes revenue from commercial contracts, which are principally fixed-price or fixed-rate, using the proportional performance method, except for services that are generally completed within three days, which are accounted for using the completed-contract method. Proportional performance is determined using expected output milestones. The proportional performance may be affected by future events, including delays caused by laboratory interruptions, client-mandated changes and the unpredictability of biological processes. Accordingly, the Company undertakes a review process to determine that recorded revenue represents the actual proportional performance in all material respects.

The Company undertakes a review of unbilled accounts receivable from customers to determine that such amounts are expected to become billable and collectible in all material respects.

Royalty revenue is recognized when determinable, generally upon the receipt of the cash payment and is not refundable. Grant and royalty revenues were $27.2 million, $23.5 million and $17.8 million in 2006, 2005 and 2004, respectively.

Shipping and handling costs are included in costs of sales. Shipping and handling costs charged to customers is recorded as revenue in the period the related product sales revenue is recognized.

Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash equivalents, foreign cash accounts, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate the related fair values due to the short-term maturities of these instruments. The estimated fair value of the convertible notes is determined by using available market information and valuation methodologies that correlate fair value with the market price of the Company’s common stock which is provided by a third party financial institution. The fair value of the Company’s convertible notes compared to the carrying value at December 31, 2006 and 2005 are as follows:

(in thousands)	2006	2005
3 1/4% Convertible Subordinated Notes (principal due 2025)	$332,938	$334,600
1 1/2% Convertible Senior Notes (principal due 2024)	382,500	380,970
2% Convertible Senior Notes (principal due 2023)	355,250	380,590
2 1/4% Convertible Subordinated Notes (principal due 2006)	—	226,944

Cash and Cash Equivalents and Marketable Securities

The Company invests its excess cash in marketable securities, corporate notes and government securities. The Company has established guidelines that maintain safety and liquidity.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2006, 2005 AND 2004

The Company considers all highly liquid investments with maturity of three months or less from the date of purchase to be cash equivalents. Cash equivalents at December 31, 2006 consisted primarily of overnight money market accounts, time deposits, commercial paper, demand notes and municipal notes and bonds with maturities of less than three months.

All marketable debt and equity securities are categorized as available-for-sale and are stated at fair value, with unrealized gains and losses, net of deferred income taxes, reported in other comprehensive income affecting stockholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization and accretion, interest income and realized gains and losses are included in interest income within the Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method. Maturities and gross unrealized gains (losses) at December 31, 2006 and 2005 are as follows:

2006 (in thousands)	Maturity in Years	Amortized Cost	Unrealized		Estimated Fair Value
			Gains	Losses
U.S. Treasury and Agency obligations	1 or less	$8,968	$—	$(54)	$8,914

Total short-term investments		8,968	—	(54)	8,914

Equity securities	1 or more	2,850	—	—	2,850

Total long-term investments		2,850	—	—	2,850

		$11,818	$—	$(54)	$11,764

2005 (in thousands)	Maturity in Years	Amortized Cost	Unrealized		Estimated Fair Value
			Gains	Losses
Corporate obligations	1 or less	$133,822	$—	$(1,031)	$132,791
U.S. Treasury and Agency obligations	1 or less	158,009	—	(1,401)	156,608
Municipal obligations	1 or less	3,455	—	(12)	3,443
Commercial paper	1 or less	17,625	46	(3)	17,668

Total short-term investments		312,911	46	(2,447)	310,510

Corporate obligations	1 to 2	171	—	—	171
U.S. Treasury and Agency obligations	1 to 2	15	1	—	16

Total long-term investments		186	1	—	187

		$313,097	$47	$(2,447)	$310,697

Investments considered to be temporarily impaired at December 31, 2006 are as follows:

	Number of Investments	Less than 12 months of temporary impairment		Greater than 12 months of temporary impairment		Total temporary impairment
(in thousands except for number of investments)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	11	$106,631	$(76)	$—	$—	$106,631	$(76)
U.S. Treasury and Agency obligations	1	8,914	(54)	—	—	8,914	(54)

Total temporarily impaired securities	12	$115,545	$(130)	$—	$—	$115,545	$(130)

Temporarily impaired securities were mainly purchased during 2006.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2006, 2005 AND 2004

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

Restricted Cash and Related Liabilities

Restricted cash consists of $4.5 million and $6.1 million at December 31, 2006 and 2005, respectively, and was held in a Rabbi Trust (the Trust). The Trust, which was assumed by the Company upon the closing of its merger with Dexter Corporation (Dexter) in 2000, funds supplemental benefits for certain former employees of Dexter, most of whom did not become employees of the Company. The funds are invested primarily in money market accounts. The Trust is irrevocable and remains in place for the term of benefits payable, which in the case of certain supplemental retirement benefits is the death of the participants or their designated beneficiaries. At December 31, 2006, $11.2 million is included in accrued expenses and other current liabilities and pension liabilities that are to be funded by the Trust. No further contributions are required to be made to the Trust.

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

Inventories

Inventories are generally stated at lower of cost (first-in, first-out method) or market. The Company reviews the components of its inventory on a regular basis for excess, obsolete and impaired inventory and makes appropriate dispositions as obsolete inventory is identified. Reserves for excess, obsolete and impaired inventory were $43.3 million and $45.3 million at December 31, 2006 and 2005, respectively.

Inventories include material, labor and overhead costs in addition to purchase accounting adjustments to write-up acquired inventory to estimated selling prices less costs to complete, costs of disposal and a reasonable profit allowance.

Inventories consist of the following at December 31:

(in thousands)	2006	2005
Raw materials and components	$28,398	$20,941

Work in process (materials, labor and overhead)	23,545	17,982
Adjustment to write up acquired work in process inventory to fair value	89	3,657

Total work in process	23,634	21,639

Finished goods (materials, labor and overhead)	97,315	93,442
Adjustment to write up acquired finished goods inventory to fair value	353	731

Total finished goods	97,668	94,173

Total inventories	$149,700	$136,753

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2006, 2005 AND 2004

Property and Equipment

Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets principally using the straight-line method. Amortization of leasehold improvements is computed on the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Maintenance and repairs are charged to operations as incurred. When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operating expense. Leased capital assets are included in property and equipment. Amortization of property and equipment under capital leases is included with depreciation expense.

Capitalized internal-use software costs include only those direct costs associated with the actual development or acquisition of computer software for internal use, including costs associated with the design, coding, installation and testing of the system. Costs associated with preliminary development, such as the evaluation and selection of alternatives, as well as training, maintenance and support are expensed as incurred.

Property and equipment consist of the following at December 31:

(in thousands)	Estimated Useful Life (in years)	2006	2005
Land	—	$23,660	$23,305
Building and improvements	1-50	183,680	163,149
Machinery and equipment	1-10	161,550	170,172
Internal use software	1-10	58,597	31,664
Construction in process	—	40,287	43,920

Total gross property and equipment		467,774	432,210
Accumulated depreciation and amortization		(166,834)	(153,763)

Total property and equipment		$300,940	$278,447

Goodwill

Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. Goodwill is allocated to the Company’s segments based on the nature of the product line of the acquired entity. In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), goodwill is tested for impairment on an annual basis and earlier if there is an indicator of impairment. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

SFAS 142 requires periodic evaluations for impairment of goodwill balances. The Company performs its goodwill impairment tests annually during the fourth quarter of its fiscal year and earlier if an event or circumstance indicates that impairment has occurred. In the third quarter of 2006, the Company identified a potential goodwill impairment relating to BioReliance, one of the entities in the Cell Culture Systems reporting unit, as this segment was performing at less than expected levels. The Company utilized a combination of valuation methods including a discounted cash flow analysis, similar transactions method and the guideline companies method to estimate the fair value of the reporting unit. Based on this analysis, the Company determined that an impairment existed as of September 30, 2006 and recorded an estimated $150.0 million impairment loss in that period.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2006, 2005 AND 2004

In February 2007, the Company announced the sale of its BioReliance business unit, a component of its Cell Culture Systems reporting unit. In connection with the announced sale, the Company evaluated the goodwill associated with this reporting unit and recorded a goodwill impairment of $114.6 million in the fourth quarter of 2006. The amount of the write-down was based on the excess carrying value over the fair value of the net assets which was estimated based on the net sale proceeds to be received in connection with the disposition of the business unit. The transaction is subject to customary closing conditions and is expected to close in the second quarter of 2007.

In addition, in February 2007, the Company announced the sale of BioSource Europe S.A., a diagnostic business in its BioDiscovery reporting unit and recorded a $5.8 million goodwill write-down related to the sale of that business unit. The amount of the write-down was determined based on the excess carrying value over the fair value of the net assets which was estimated as the sale proceeds to be received in the disposition.

Changes in the net carrying amount of goodwill for the years ended December 31, 2006 and 2005, are as follows:

(in thousands)	BioDiscovery	Cell Culture Systems	Total
Balance at December 31, 2004	$861,897	$562,774	$1,424,671
Purchase adjustments for contingent cash payments based on achievement of certain research and development milestones	20,670	—	20,670
Purchase adjustments for resolution of income tax contingencies	(2,007)	(238)	(2,245)
Purchase adjustments for assets sold, net of deferred tax liability of $2.2 million	—	(4,151)	(4,151)
Purchase adjustments for leases terminated, net of deferred tax liability of $1.2 million	(1,703)	—	(1,703)
Other adjustments	(570)	(526)	(1,096)
Goodwill acquired during the year	444,442	6,384	450,826
Foreign currency translation	(12,514)	(8,170)	(20,684)

Balance at December 31, 2005	$1,310,215	$556,073	$1,866,288
Purchase adjustments for resolution of income tax contingencies	(21,626)	—	(21,626)
Purchase adjustments to lease liabilities, net of deferred tax liability of $0.4 million	940	—	940
Earnout payments	8,383	—	8,383
Other adjustments	6,760	(3,842)	2,918
Goodwill acquired during the year	13,148	—	13,148
Goodwill impairment	(5,834)	(264,550)	(270,384)
Foreign currency translation	25,508	—	25,508

Balance at December 31, 2006	$1,337,494	$287,681	$1,625,175

Other Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated useful lives. Amortization expense related to intangible assets for the years ended December 31, 2006, 2005 and 2004 was $120.6 million, $118.9 million and $110.1 million, respectively. In conjunction with acquisitions (see Note 2—Business Combinations), zero, $17.0 million and $0.7 million of the purchase price was allocated to in-process research and development and expensed in the Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004, respectively.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2006, 2005 AND 2004

Intangible assets consist of the following:

	December 31, 2006			December 31, 2005
(in thousands)	Weighted average life	Gross carrying amount	Accumulated amortization	Weighted average life	Gross carrying amount	Accumulated amortization
Amortized intangible assets:
Purchased technology	7 years	$759,048	$(477,844)	7 years	$740,374	$(376,187)
Purchased tradenames and trademarks	7 years	90,773	(52,619)	7 years	88,258	(44,927)
Purchased customer base	12 years	65,850	(24,136)	10 years	78,205	(27,679)
Other intellectual properties	3 years	44,590	(21,365)	3 years	39,595	(14,094)

		$960,261	$(575,964)		$946,432	$(462,887)

Intangible assets not subject to amortization:
Purchased tradenames and trademarks		$7,451			$7,451

Estimated amortization expense for amortizable intangible assets owned as of December 31, 2006 for each of the five succeeding fiscal years is as follows:

(in thousands)
Years Ending December 31,
2007	$105,431
2008	68,424
2009	60,544
2010	48,598
2011	40,880

Valuation of Long-Lived Assets and Intangibles

The Company periodically re-evaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of its long-lived assets. The criteria used for these evaluations include management’s estimate of the asset’s continuing ability to generate income from operations and positive cash flow in future periods as well as the strategic significance of any intangible asset in the Company’s business objectives. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets, which is determined by applicable market prices, when available. During 2006, the Company specifically evaluated the intangible assets of BioReliance and concluded that there were sufficient cash flows to recover the unamortized balances. Accordingly, no impairment charge was recognized on long-lived assets during the years ended December 31, 2006 and December 31, 2005.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2006, 2005 AND 2004

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at December 31:

(in thousands)	2006	2005
Accrued payroll and related expenses	$40,567	$69,756
Deferred revenue	14,078	11,026
Accrued interest	6,004	6,232
Accrued purchases	38,867	14,810
Contingent milestone payments	—	13,412
Accrued other	32,704	43,773

Total accrued expenses	$132,220	$159,009

Research and Development Costs

Costs incurred in research and development activities are expensed as incurred.

Accounting for Share-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) using the modified-prospective-transition method. Under this method, share-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense over the employee’s requisite service period for all share-based awards granted, modified or cancelled as of January 1, 2006. Prior to January 1, 2006, the Company accounted for its share-based awards under the recognition and measurement principles of APB 25 and its related interpretations and adopted the disclosure only provision of SFAS 123. Accordingly, no compensation cost was recognized for the employee stock option plan or employee stock purchase plan under the fair value recognition provisions of SFAS 123. See Employee Stock Plans at Note 10 to the consolidated financial statements.

Pro Forma Information under FAS 123 for Periods Prior to Fiscal 2006

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

(in thousands, except per share data)	Year Ended December 31, 2005	Year Ended December 31, 2004
Net income, as reported	$132,046	$88,825
Add: Stock-based compensation expense included in reported net income, net of related tax effects	5,818	3,332
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(41,901)	(40,487)

Pro forma net income	$95,963	$51,670

Basic earnings per share:
As reported	$2.53	$1.72

Pro forma	$1.84	$1.00

Diluted earnings per share:
As reported	$2.33	$1.63

Pro forma	$1.73	$1.01

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2006, 2005 AND 2004

The fair value of each option grant and purchase right was estimated on the date of grant using the fair value pricing method as described in SFAS 123. The underlying assumptions used to estimate the fair values of options and purchase rights granted during the year ended December 31, 2005 were as follows:

	Year ended December 31, 2005	Year ended December 31, 2004
Options
Weighted average risk free interest rate	3.83%	3.05%
Expected term	4.5 yrs	4.4 yrs
Expected stock price volatility	37%	40%
Expected dividend yield	—	—
Weighted average fair value of share-based awards granted	$29.60	$22.25

Purchase Rights
Weighted average risk free interest rate	3.12%	1.81%
Expected term	1.2 yrs	1.4 yrs
Expected stock price volatility	37%	40%
Expected dividend yield	—	—
Weighted average fair value of share-based awards granted	$21.53	$16.16

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

Foreign Currency Translation and Hedging

The Company translates the financial statements of its non-U.S. operations using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. Net gains or losses resulting from the translation of foreign financial statements, the effect of exchange rate changes on intercompany receivables and payables of a long-term investment nature and net exchange rate gains and losses on the value of financial contracts entered into that hedge the value of these long-term intercompany receivables and payables are recorded as a separate component of stockholder’s equity. These adjustments will affect net income only upon sale or liquidation of the underlying non-U.S. investment. The cumulative translation adjustments included in accumulated other comprehensive income (loss) reported as a separate component of stockholders’ equity were a net cumulative gain of $58.6 million and a net cumulative loss of $6.1 million at December 31, 2006 and 2005, respectively.

Many of the Company’s reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in currency exchange rates because they may become worth more or less than they were worth at the time we entered into the transaction due to changes in exchange rates. Both realized and unrealized gains or losses in the value of these receivables and payables are included in the determination of net income. Realized and unrealized gains or losses on the value of financial contracts entered into to hedge the exchange rate exposure of these receivables and payables are also included in the determination of net income. Net currency

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2006, 2005 AND 2004

exchange gains (losses) recognized on business transactions, net of hedging transactions, were $(1.6) million, $49.0 million and $(0.4) million in 2006, 2005 and 2004, respectively, and are included in other income and expense in the Consolidated Statements of Income.

The Company’s currency exposures vary, but are primarily concentrated in the euro, British pound sterling, Japanese yen and Norwegian kroner. Historically, the Company has used foreign currency forward contracts to mitigate foreign currency risk on intercompany foreign currency receivables and payables, which are expected to be settled. At December 31, 2006, the Company had $11.9 million in foreign currency forward contracts outstanding to hedge currency risk on specific receivables and payables. These contracts, which settle in January 2007, effectively fix the exchange rate at which these specific receivables and payables will be settled in, so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying receivables and payables.

During the year ended December 31, 2006, the Company maintained a foreign currency hedging program in which the Company entered into forward contracts to hedge forecasted foreign currency cash flows. The contracts increase or decrease in value prior to their maturity was accounted for as cash flow hedges and recorded in other comprehensive income in the Consolidated Balance Sheets. To the extent any portion of the forward contracts is determined to not be an effective hedge, the increase or decrease in value prior to the maturity was recorded in other income and expense in the Consolidated Statements of Operations. At December 31, 2005 and 2006, we did not have any outstanding forward contracts to hedge forecasted foreign currency cash flows.

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

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2006, 2005 AND 2004

Computations for basic and diluted earnings per share for the years ending December 31, 2006, 2005 and 2004 are as follows:

(in thousands, except per share amounts)	Net Income (Numerator)	Shares (Denominator)	Amount
2006
Basic earnings (loss) per share:
Net income (loss)	$(191,049)	51,393	$(3.72)

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		6,055
Unvested Restricted Stock		78
2 1/4% Convertible Subordinated Notes due 2006		2,114
2% Convertible Senior Notes due 2023		452
1 1/2% Convertible Senior Notes due 2024		197
2005
Basic earnings per share:
Net income	$132,046	52,238	$2.53

Diluted earnings per share:
Dilutive stock options	—	1,442
Unvested restricted stock	—	179
2 1/4% Convertible Subordinated Notes due 2006	6,872	4,706
2% Convertible Senior Notes due 2023	654	1,075
1 1/2% Convertible Senior Notes due 2024	369	374

Net income plus assumed conversions	$139,941	60,014	$2.33

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		1,937
2004
Basic earnings per share:
Net income	$88,825	51,684	$1.72

Diluted earnings per share:
Dilutive stock options	—	1,440
Unvested restricted stock	—	172
2 1/4% Convertible Subordinated Notes due 2006	8,370	5,807
2% Convertible Senior Notes due 2023	763	960
1 1/2% Convertible Senior Notes due 2024	328	333

Net income plus assumed conversions	$98,286	60,396	$1.63

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		2,544

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2006, 2005 AND 2004

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

Accumulated other comprehensive income (loss) consists of the following at December 31,

(in thousands)	2006	2005
Foreign currency translation adjustment, net of deferred taxes	$58,608	$(6,130)
Unrealized gains (losses) on investments, net of deferred taxes	(767)	(2,946)
Unrealized gains (losses) on hedging transactions, net of deferred taxes	314	1,136
Transition adjustment upon adoption of FAS 158, net of deferred taxes	(5,366)	—
Minimum pension liability adjustment, net of deferred taxes	(17,796)	(8,748)

	$34,993	$(16,688)

Reclassifications

Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires that we recognize the overfunded or underfunded status of our defined benefit and retiree medical plans (our Plans) as an asset or liability and to recognize as a component of other comprehensive income, including the gain or losses and prior service costs or credits and the transition asset or obligation remaining from the initial application of SFAS 87, Employers’ Accounting for Pensions, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those statements in our 2006 year-end balance sheet. SFAS 158 also requires us to measure the funded status of our Plans as of our year-end balance sheet date no later than 2008. The Company does not expect the impact of the change in measurement date to have a material impact on our financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of our 2008 fiscal year. The Company does not believe that the adoption of this statement will have a material impact on its financial condition.

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertain tax positions. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present and

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2006, 2005 AND 2004

disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits. The provisions of this interpretation are required to be adopted for fiscal periods beginning after December 15, 2006. The Company will be required to apply the provisions of FIN 48 to all tax positions upon initial adoption with any cumulative effect adjustment to be recognized as an adjustment to retained earnings. The net impact of the adoption of FIN 48 has not yet been determined.

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

2. BUSINESS COMBINATIONS

Dynal Acquisition

On April 1, 2005, the Company acquired all of the outstanding shares of common stock and stock options of Dynal Biotech Holding AS (Dynal). Based in Oslo, Norway, Dynal is the industry leader in magnetic bead technologies used in cell separation and purification, cell stimulation, protein research, nucleic acid research and microbiology. The primary reason for the acquisition was to leverage Dynal’s technologies across the Company’s broad product portfolio. This combination has applications in numerous areas of research, including stem cell and cell therapy applications, as well as in products that support molecular diagnostics and other key areas of research. The Company has continued Dynal’s operations as part of its BioDiscovery business segment.

The results of operations have been included in the accompanying condensed consolidated financial statements from the date of acquisition. The total cost of the acquisition was as follows:

(in thousands)
Cash paid for common stock	$347,308
Cash paid to extinguish debt as a result of acquisition	53,057
Direct costs	2,194

Total purchase price	$402,559

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2006, 2005 AND 2004

As of December 31, 2006, the purchase price allocation is shown below:

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

As part of the integration of the business, the Company has established a reserve for certain contingent obligations and the termination and relocation of certain employees to other sites. At December 31, 2006, the Company had $0.8 million remaining in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets related to this integration. For the year ended December 31, 2006, the Company paid $0.2 million in cash related to severance and various contingent obligations that had been accrued for related to these integration activities.

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

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2006, 2005 AND 2004

Immaterial Acquisitions

During 2006, 2005 and 2004, the Company completed other acquisitions that were not material to the overall consolidated financial statements and the results of operations have been included in the accompanying consolidated financial statements from the respective dates of the acquisitions.

The Company completed its acquisition of Sentigen Holding Corp. (NASDAQ: SGHL) in 2006 at a price of $3.37 per share, or approximately $15.1 million net cash. At close, Sentigen had cash and cash investments on its books valued at approximately $10.8 million. Sentigen is a part of Invitrogen’s Discovery Sciences business based in Madison, Wisconsin. The excess of purchase price over the acquired net tangible assets was $15.8 million at December 31, 2006, of which $5.1 million has been allocated to identifiable intangible assets amortized over a weighted average life of 7 years, $11.6 million has been allocated to goodwill. The Company has recorded a deferred tax liability on the fair value of identifiable intangible assets of $0.9 million.

The aggregate purchase price of the 2005 acquisitions was $260.6 million, consisting of $256.5 million in cash (including acquisition costs of $1.9 million) and $4.1 million in notes payable. Pursuant to the purchase agreement for one of these acquisitions, the Company could be required to make additional contingent cash payments based on percentages of future gross sales of the acquired company through 2009. The purchase agreement does not limit the payment to a maximum amount. The excess of purchase price over the acquired net tangible assets was $229.9 million at December 31, 2006, of which $67.4 million has been allocated to identifiable intangible assets amortized over a weighted average life of 7 years, $182.6 million has been allocated to goodwill and $4.5 million has been expensed as in-process research and development costs for the year ended December 31, 2005. The Company has recorded a deferred tax liability on the fair value of identifiable intangible assets of $24.6 million.

The aggregate cash purchase price of the 2004 acquisitions was $55.0 million. Pursuant to the purchase agreements for two of these acquisitions, the Company could be required to make additional contingent cash payments based on certain operating results of the acquired companies. As of December 31, 2006, payments aggregating a maximum of $53.5 million based upon percentages of future gross sales of the acquired companies could be required through 2007. In 2006, $8.4 million of contingent payments have been paid, for research and development milestones. During the years ended 2006 and 2005, $35.0 million and $9.0 million, respectively, of contingent payments for operating results have expired. No contingent payments have been earned for operating results to date. The contingent payments have been accounted for as an addition to the respective purchase price of the acquired company. The excess of purchase price over the acquired net tangible assets was $71.8 million at December 31, 2006, of which $31.9 million has been allocated to purchased intangibles which are amortized over a life of 8.6 years, $39.2 million has been allocated to goodwill in the Consolidated Balance Sheets and $0.7 million has been expensed as in-process research and development costs for the year ended December 31, 2004.

Business Consolidation Costs

The Company continues to integrate recent acquisitions into its operations and recorded approximately $12.5 million and $1.0 million in 2006 and 2005, respectively, related to these efforts. The expenses in 2006 relate primarily to integration, restructuring, and other costs associated with consolidation. The expenses in 2005 relate primarily to the severance of approximately 45 employees and other costs associated with consolidation.

3. SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company has two reportable segments: BioDiscovery and Cell Culture Systems (CCS).

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2006, 2005 AND 2004

The BioDiscovery product segment includes functional genomics, cell biology and drug discovery product lines. Functional genomics encompasses products from the initial cloning and manipulation of DNA, to examining RNA levels and regulating gene expression in cells, to capturing, separating and analyzing proteins. These include the research tools used in reagent and kit form that simplify and improve gene acquisition, gene cloning, gene expression and gene analysis techniques. This segment also includes a full range of enzymes, nucleic acids, other biochemicals and reagents. These biologics are manufactured to the highest research standards and are matched in a gene specific, validated manner (gene, ORF, RNAi, protein, antibodies, etc.) to ensure researchers the highest purity and scientific relevance for their experimentation. The Company also offers software that enables more efficient, accelerated analysis and interpretation of genomic, proteomic and other biomolecular data for application in pharmaceutical, therapeutic and diagnostic development. The acquisitions of Zymed, Caltag, Dynal and BioSource will enhance our ability to offer new technology and products related to cellular analysis, such as antibodies and proteins (Zymed, Caltag and BioSource) and magnetic beads used for biological separation (Dynal), which is the first step in almost every biologic investigative or diagnostic process. See Note 2 of the Notes to Condensed Consolidated Financial Statements.

The CCS product segment includes all of our cell culture products and services business. Products include sera, growth factors, cell and tissue culture media used in both life sciences research and to produce pharmaceuticals and other materials made by cultured cells. CCS services include the creation of commercially viable stable cell lines and the optimization of production processes used for the production of therapeutic drugs. The Company also manufactures biologics on behalf of clients both for use in clinical trials and for the worldwide commercial market.

The Company has no intersegment revenues that are material to the overall condensed consolidated financial statements. In addition, the Company does not currently segregate assets by segment as a majority of the Company’s total assets are shared or considered non-segment assets. As a result, the Company has determined it is not useful to assign its shared assets to individual segments.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2006, 2005 AND 2004

Segment information for the years ended December 31, is as follows:

(dollars in thousands)	BioDiscovery	Cell Culture Systems	Corporate And Unallocated(1)	Total
2006
Revenues from external customers	$821,869	$441,616	$—	$1,263,485

Gross profit	553,450	206,848	(7,953)	752,345

Gross margin	67%	47%		60%
Selling and administrative	270,771	100,214	31,766	402,751
Research and development	91,032	12,403	4,161	107,596
Impairment of goodwill(2)	—	—	270,384	270,384
Business integration costs and merger-related amortization	—	—	129,833	129,833

Operating income (loss)	$191,647	$94,231	$(444,097)	$(158,219)

Operating margin	23%	21%		(13)%

2005
Revenues from external customers	$736,599	$461,853	$—	$1,198,452

Gross profit	515,984	217,525	(30,287)	703,222

Gross margin	70%	47%		59%
Selling and administrative	241,463	101,651	288	343,402
Research and development	86,779	11,660	860	99,299
Business integration costs and merger-related amortization	—	—	133,325	133,325

Operating income (loss)	$187,742	$104,214	$(164,760)	$127,196

Operating margin	25%	23%		11%

2004
Revenues from external customers	$591,417	$432,434	$—	$1,023,851

Gross profit	415,753	209,993	(17,897)	607,849

Gross margin	70%	49%		59%
Selling and administrative	196,971	94,062	286	291,319
Research and development	62,558	9,694	864	73,116
Business integration costs and merger-related amortization	—	—	107,549	107,549

Operating income (loss)	$156,224	$106,237	$(126,596)	$135,865

Operating margin	26%	25%		13%

(1)

Unallocated items for the years ended December 31, 2006, 2005 and 2004, include costs for purchase accounting inventory revaluations of $4.4 million, $30.0 million and $17.6, amortization of purchased intangibles of $117.3 million, $115.3 million and $106.8 million, amortization of deferred compensation of $0.6 million, $1.4 million and $1.5 million, purchased in-process research and development costs of $0 million, $17.0 million and $0.7 million, business integration costs of $12.5 million, $1.0 million and $0 million and $38.9 million, $0 million and $0 million for expenses related to share-based payments as a

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2006, 2005 AND 2004

result of the adoption of Statement of Financial Standards No. 123 (revised 2004), “Share-Based Payments,”, respectively, which are not allocated by management for purposes of analyzing the operations, since they are principally non-cash or other costs resulting primarily from business restructuring or purchase accounting that are separate from ongoing operations.

(2)	2006 includes an impairment of goodwill of $150.0 million in the third quarter and $120.4 million in the fourth quarter.

Geographic Information

Information by geographic area for the years ended December 31, is as follows:

(in thousands)	2006	2005	2004
Product sales to unrelated customers located in:
Americas:
United States	$641,988	$590,737	$508,482
Other Americas	7,302	48,508	43,166

Total Americas	649,290	639,245	551,648

Europe	413,080	380,347	298,858
Asia Pacific	153,484	150,225	152,871
Other Foreign	20,477	5,155	2,695

Total product revenue	$1,236,331	$1,174,972	$1,006,072

Net long-lived assets located in(1):
Americas:
United States	$231,191	$210,061	$169,194
Other Americas	667	754	868

Total Americas	231,858	210,815	170,062

Europe:
United Kingdom	31,221	26,018	29,747
Other Europe	16,198	20,006	3,724

Total Europe	47,419	46,024	33,471

Asia Pacific	20,697	20,747	17,690
Other Foreign	966	861	970

Total net long-lived assets	$300,940	$278,447	$222,193

(3)	Net long-lived assets excludes intangible assets since they are not allocated on a geographic basis.

4. LINES OF CREDIT

As of December 31, 2006 and 2005, foreign subsidiaries in Australia, Brazil, China, Japan, New Zealand and Norway had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The credit facilities bear interest at fixed rates, the respective bank’s prime rate, the London LIBOR rate, the Norwegian NIBOR rate and the Japan TIBOR rate. The weighted average interest rate of these lines of credit were 2.88% and 2.31% at December 31, 2006 and 2005, respectively. Under these lines of credit, the U.S. dollar equivalent of these facilities totaled $16.5 million and $11.4 million, of which $1.4 million and $0.5 million was outstanding at December 31, 2006 and 2005, respectively. There are no parent company guarantees associated with these facilities.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2006, 2005 AND 2004

On January 9, 2006, the Company entered into a syndicated $250.0 million senior secured credit facility (the Credit Facility) with Bank of America, N.A. Interest rates on outstanding borrowings are determined by reference to LIBOR or to an alternate base rate, with margins determined based on changes in the Company’s leverage ratio. Under the terms of the Credit Facility, the Company may request that the aggregate amount available be increased by $100.0 million of additional financing, subject to certain conditions having been met, including the availability of additional lender commitments. The Credit Facility contains various representations, warranties and affirmative, negative and financial covenants and conditions of default customary for financings of this type. The Company currently anticipates using the proceeds of the Credit Facility for the purpose of general working capital and capital expenditures and/or other capital needs as they may arise. The Credit Facility will terminate and all amounts outstanding under it will be due and payable in full on January 6, 2011. As of December 31, 2006, the available credit is $240.0 million as the Company has issued $10.0 million in letters of credit through the facility.

5. LONG-TERM DEBT

Long-term debt consists of the following at December 31:

(in thousands)	2006	2005
3 1/4% Convertible Senior Notes (principal due 2025)	$350,000	$350,000
1 1/2% Convertible Senior Notes (principal due 2024)	450,000	450,000
2% Convertible Senior Notes (principal due 2023)	350,000	350,000
2 1/4% Convertible Subordinated Notes (principal due 2006)	—	231,931
Capital leases	1,018	1,086
Other	3,014	3,152

Total debt	1,154,032	1,386,169
Less current portion	(2,218)	(234,246)

Total Long-term debt	$1,151,814	$1,151,923

Maturities of the long-term debt listed above at December 31, 2006, are as follows:

(in thousands)	Gross Maturities	Imputed Interest On Minimum Lease Payments Under Capital Leases	Net Long-Term Debt
Years Ending December 31, 2007	$2,218	$(4)	$2,214
2008	109	(4)	105
2009	804	(4)	800
2010	60	(5)	55
2011	53	(5)	48
Thereafter	1,150,890	(80)	1,150,810

Total	$1,154,134	$(102)	$1,154,032

Convertible Debt

On June 20, 2005, the Company sold 3 1/4% Convertible Senior Notes due 2025 (the 3 1/4% Notes) to certain qualified institutional investors at par value. Including the exercise of the over-allotment option, the total size of the offering was $350.0 million. After expenses, net proceeds to the Company were $343.0 million.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2006, 2005 AND 2004

Interest is payable on the 3 1/4% Notes semi-annually in arrears beginning December 15, 2005. In addition to the coupon interest of 3.25%, additional interest of 0.225% of the market value of the 3 1/4% Notes may be required to be paid per six-month period beginning June 15, 2011, if the market value of the 3 1/4% Notes during a specified period is 120% or more of the 3 1/4% Notes’ principal value. The 3 1/4% Notes may be redeemed, in whole or in part, at the Company’s option on or after June 15, 2011, at 100% of the principal amount plus any accrued and unpaid interest. In addition, the holders of the 3 1/4% Notes may require the Company to repurchase all or a portion of the 3 1/4% Notes for 100% of the principal amount, plus any accrued and unpaid interest, on June 15, 2011, 2015 and 2020 or upon the occurrence of certain fundamental changes. Prepayment of amounts due under the 3 1/4% Notes will be accelerated in the event of bankruptcy or insolvency and may be accelerated by the trustee or holders of 25% of the 3 1/4% Notes’ principal value upon default of payment of principal or interest when due for over thirty days, the Company’s default on its conversion or repurchase obligations, failure of the Company to comply with any of its other agreements in the 3 1/4% Notes or indenture, or upon cross-default by the Company or a significant subsidiary for failure to make a payment at maturity or the acceleration of other debt of the Company or a significant subsidiary, in either case exceeding $50.0 million.

The terms of the 3 1/4% Notes require the Company to settle the par value of the 3 1/4% Notes in cash and deliver shares only for the differential between the stock price on the date of conversion and the base conversion price (initially approximately $98.25 per share).

In February 2004 and August 2003, the Company issued $450.0 million principal amount of 1 1/2% Convertible Senior Notes (the Old 1 1/2% Notes) due February 15, 2024 and $350.0 million principal amount of 2% Convertible Senior Notes (the Old 2% Notes) due August 1, 2023 to certain qualified institutional buyers, respectively. After expenses, the Company received net proceeds of $440.1 million and $340.7 million for the Old 1 1/2% Notes and Old 2% Notes, respectively. Interest on the Old Notes was payable semi-annually on February 15th and 1st and August 15th and 1st, for the Old 1 1/2% Notes and the Old 2% Notes, respectively. In addition to the coupon interest of 1 1/2% and 2%, additional interest of 0.35% of the market value of the Old Notes may have been required to be paid beginning February 15, 2012 and August 1, 2010, if the market value of the Old Notes during specified testing periods was 120% or more of the principle value, for the Old 1 1/2% Notes and the Old 2% Notes, respectively. This contingent interest feature was an embedded derivative with a de minimis value, to which no value had been assigned at issuance of either of the Old Notes or as of December 31, 2006 and 2005. The Old Notes were issued at 100% of principal value, and were convertible shares of common stock at the option of the holder, subject to certain conditions described below, at a price of $102.03 and $68.24 per share for the Old 1 1/2% Notes and Old 2% Notes, respectively. The Old Notes were to be redeemed, in whole or in part, at the Company’s option on or after February 15, 2012 (for the Old 1 1/2% Notes) and August 1, 2010 (for the Old 2% Notes) at 100% of the principal amount. In addition, the holders of the Old Notes may require the Company to repurchase all or a portion of the Old Notes for 100% of the principal amount, plus accrued interest, on three separate dates per their issuance agreement.

The Old Notes also contained restricted convertibility features that did not affect the conversion price of the notes but, instead, placed restrictions on the holder’s ability to convert their notes into shares of the Company’s common stock (conversion shares). Holders were able to convert their Old Notes into shares of the Company’s common stock prior to stated maturity.

During December 2004, the Company offered up to $350.0 million aggregate principal amount of 2% Convertible Senior Notes due 2023 (the New 2% Notes) in a non-cash exchange for any and all outstanding Old 2% Notes, that were validly tendered on that date. Approximately 83% or $290.8 million of the Old 2% Notes was exchanged by their holders for New 2% Notes. In 2005 and 2006, the Company completed the additional exchange of approximately $49.2 million of the Old 2% Notes with their holders for the New 2% Notes.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2006, 2005 AND 2004

During December 2004, the Company offered up to $450.0 million aggregate principal amount of 1 1/2% Convertible Senior Notes due 2024 (the New 1 1/2% Notes) in a non-cash exchange for any and all outstanding Old 1 1/2% Notes, that were validly tendered on that date. Approximately 91% or $412.1 million of the Old 1 1/2% Notes were exchanged by their holders for New 1 1/2% Notes. In 2005 and 2006, the Company completed the additional exchange of approximately $34.0 million of the Old 1 1/2% Notes with their holders for the New 1 1/2% Notes.

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

In December 2001, the Company issued $500.0 million principal amount of 2 1/4% Convertible Subordinated Notes (the 2 1/4% Notes) due December 15, 2006 to certain qualified institutional buyers. After expenses, the Company received net proceeds of $487.1 million. Interest on the 2 1/4% Notes is payable semi-annually on June 15th and December 15th. The 2 1/4% Notes were issued at 100% of principal value, and are convertible into 5.8 million shares of common stock at the option of the holder at any time at a price of $86.10 per share.

Costs incurred to issue the convertible notes totaled $7.6 million for the 3 1/4% Notes, $9.3 million for the Old 1 1/2% Notes, $9.3 million for the Old 2% Notes and $13.0 million for the 2 1/4% Notes. Finance costs (excluding legal and accounting fees) incurred to conduct the exchange of the Old Notes totaled $1.8 million ($0.8 million related to the Old 2% Notes and $1.0 million related to the Old 1 1/2% Notes). These costs have been deferred and included in other assets in the Consolidated Balance Sheets and amortized over the terms of the respective debt using the effective interest method. At December 31, 2006 and 2005, the unamortized balances of the issuance costs were $27.4 million and $24.7 million, respectively.

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

Repurchase and Redemption of Convertible Debt

During the year ended December 31, 2006, the Company repurchased $55.1 million of its 2 1/4% convertible subordinated notes due December 15, 2006, in the open market, for less than par value. The Company retired the remaining $176.8 million of the 2 1/4% Notes for an amount equal to their par value at maturity on December 15, 2006.

During the year ended December 31, 2005, the Company used a portion of the proceeds from the issuance of the 3 1/4% Notes to repurchase $268.0 million of its 2 1/4% Convertible Subordinated Notes due 2006, for less

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2006, 2005 AND 2004

than par value. The Company recorded a gain of $3.7 million on the repurchase and a loss of $4.8 million related to the write-off of unamortized deferred financing costs during the year ended December 31, 2005.

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

6. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain equipment and its office and manufacturing facilities under operating leases, which expire through December 2048. Certain rental commitments provide for escalating rental payments and certain commitments have renewal options extending through various years. Rent expense under operating leases was $23.6 million, $23.4 million and $17.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. Sublease income totaled $2.2 million, $1.0 million and $0.7 million for the years ending December 31, 2006, 2005 and 2004, respectively.

Future minimum lease commitments and sublease rentals for operating leases at December 31, 2006 are as follows:

(in thousands)	Lease Commitments	Sublease Rentals	Net
Years Ending December 31,
2007	$22,209	$(1,620)	$20,589
2008	19,250	(1,601)	17,649
2009	17,388	(1,151)	16,237
2010	14,322	(761)	13,561
2011	11,313	(619)	10,694
Thereafter	84,086	(534)	83,552

	$168,568	$(6,286)	$162,282

In connection with its acquisition of InforMax in December 2002 and BioReliance in February 2004, the Company recorded unfavorable lease liabilities associated with its remaining leases, which are incorporated into the schedule above. Total unfavorable lease liability for InforMax at December 31, 2006 and 2005 was $1.1 million and $1.3 million, including $0.7 million and $0.6 million classified in accrued expenses and other current liabilities and $0.4 million and $0.7 million classified in long-term obligations, deferred credits and reserves on the Consolidated Balance Sheets, respectively. Total unfavorable lease liability for BioReliance at December 31, 2006 and 2005 was $0.9 million and $1.3 million, including $0.2 million and $0.2 million classified in accrued expenses and other current liabilities and $0.7 million and $1.1 million classified in long-term obligations, deferred credits and reserves on the Consolidated Balance Sheets, respectively.

Licensing and Purchasing Agreements

The Company develops, manufactures and sells certain products under several licensing and purchasing agreements. The licensing agreements require royalty payments based upon various percentages of sales or

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2006, 2005 AND 2004

profits from the products. Terms of the licensing agreements generally range from the remaining life of the patent up to twenty years and initial costs are amortized over periods from seven to ten years, not to exceed their terms, using the straight-line method. Total royalty expense under agreements were $27.7 million, $30.8 million and $27.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. The Company also has purchase agreements, which expire on various dates through 2010, under which it is obligated to purchase a minimum amount of raw materials and finished goods each year through the expiration of the contracts and certain capital expenditure commitments. Purchases under these contracts and capital commitments totaled $3.3 million in 2006, $6.7 million in 2005 and $12.5 million in 2004.

To maintain exclusivity, certain of the licensing agreements require guaranteed minimum annual royalty payments. Future minimum guaranteed royalties and unconditional purchase obligations at December 31, 2006, are as follows:

(in thousands)
Years Ending December 31, 2007	$4,458
2008	2,674
2009	3,574
2010	2,512
2011	510
Thereafter	1,407

$15,135

Letters of Credit

The Company had outstanding letters of credit totaling $10.0 million at December 31, 2006, of which $5.1 million was to support liabilities associated with the Company’s self-insured worker’s compensation programs and $4.9 million was to support its building lease requirements. These liabilities are reflected in other current liabilities and long-term deferred credits and reserves in the Consolidated Balance Sheets at December 31, 2006.

Executive Employment Agreements

The Company has employment contracts with key executives that provide for the continuation of salary if terminated for reasons other than cause, as defined in those agreements. At December 31, 2006, future employment contract commitments for such key executives were approximately $13.0 million for the fiscal year ending December 31, 2007.

Contingent Acquisition Obligations

Pursuant to the purchase agreements for certain prior year acquisitions, we could be required to make additional contingent cash payments based on the achievement of certain operating results of the acquired companies. Payments aggregating a maximum of $53.5 million based upon certain percentages of future gross sales of the acquired companies could be required through 2007. Additional payments of $9.0 million could be required of the Company based upon the achievement of certain research and development milestones through 2008.

In 2006, $8.4 million and $21.9 million of contingent payments have been earned and paid, respectively, for research and development milestones; and no contingent payments have been earned or paid for operating

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2006, 2005 AND 2004

results. In 2005, $20.7 million and $7.3 million of contingent payments have been earned and paid, respectively, for research and development milestones. During the years ended 2006 and 2005, $35.0 million and $9.0 million, respectively, of contingent payments for operating results have expired. The payments have been accounted for as an addition to the purchase price of the acquired company.

In addition, the purchase agreement for one of the prior year acquisitions may require the Company to make additional contingent cash payments based on percentages of future gross sales of the acquired company through 2009. The purchase agreement does not limit the payment to a maximum amount. The Company will account for any such contingent payments as an addition to the purchase price of the acquired company. No contingent payments have been earned as of December 31, 2006.

Environmental Liabilities

The Company assumed certain environmental exposures as a result of the merger with Dexter Corporation in 2000 and recorded reserves to cover estimated environmental clean-up costs. The environmental reserves, which are not discounted, were $7.4 million at December 31, 2006, and include current reserves of $0.8 million, which are estimated to be paid during the next year, and long-term reserves of $6.6 million. In addition, the Company has an insurance policy to cover these assumed environmental exposures. Based upon currently available information, the Company believes that it has adequately provided for these environmental exposures and that the outcome of these matters will not have a material adverse effect on its consolidated results of operations.

Intellectual Properties

The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including protection of its owned and licensed intellectual property. The Company accrues for such contingencies when it is probable that a liability is incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. Specific contingent liabilities for royalty obligations related to acquired businesses have been recorded on the Company’s consolidated financial statements at December 31, 2006.

Litigation

The Company is subject to other potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted. These matters have arisen in the ordinary course and conduct of the Company’s business, as well as through acquisitions and some are expected to be covered, at least partly, by insurance. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters, which are pending or may be asserted, could be decided unfavorably to the Company. Although the amount of liability at December 31, 2006, with respect to these matters cannot be ascertained, the Company believes that any resulting liability should not materially affect the Company’s consolidated financial statements.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2006, 2005 AND 2004

7. INCOME TAXES

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows for the years ended December 31:

	2006	2005	2004
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income tax	(0.5)	2.2	0.4
Foreign earnings taxed at non-U.S. rates	7.4	(4.8)	(6.2)
Repatriation of dividends qualifying for AJCA benefit, net of related benefits	—	(6.8)	—
Repatriation of other foreign earnings, net of related benefits	(3.8)	(3.5)	1.2
In-process research & development	—	—	—
Credits and incentives	4.2	(3.9)	(6.3)
Non-deductible compensation & other adjustments	(3.5)	2.4	(0.6)
Non-deductible goodwill impairment	(57.0)	—	—
Other	0.8	3.4	3.3

Effective income tax rate	(17.4)%	24.0%	26.8%

Pretax income summarized by region for the years ended December 31 is as follows:

	2006	2005	2004
(in thousands)
United States	$(250,054)	$112,191	$30,993
Foreign	87,321	61,639	90,383

Total pretax income (loss)	$(162,733)	$173,830	$121,376

The income tax provision (benefit) consists of the following for the years ended December 31:

	2006	2005	2004
(in thousands)
Current:
Federal	$25,064	$61,157	$31,918
State	3,066	7,276	5,214
Foreign	26,243	28,562	21,109

Total current provision	54,373	96,995	58,241

Deferred:
Federal	(14,497)	(40,917)	(18,906)
State	(3,877)	(2,421)	(5,634)
Foreign	(7,683)	(11,873)	(1,150)

Total deferred benefit	(26,057)	(55,211)	(25,690)

Total provision	$28,316	$41,784	$32,551

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2006, 2005 AND 2004

Significant components of the Company’s deferred tax assets and liabilities are composed of the following at December 31:

	2006	2005
(in thousands)
Deferred tax assets:
Tax loss and other carryforwards	$28,646	$39,584
Inventory adjustments	20,377	16,908
Accruals and reserves	24,853	24,015
Postretirement obligations	24,974	15,985
Fixed assets	3,036	4,746
Other comprehensive income	5,075	1,060

Total gross deferred tax assets	106,961	102,298
Less valuation allowance	(7,834)	(29,590)
Total net deferred tax assets	99,127	72,708
Deferred tax liabilities:
Acquired intangibles	(96,027)	(139,751)
Convertible debt	(57,034)	(35,368)

Total deferred tax liabilities	(153,061)	(175,119)

Net deferred tax liabilities	$(53,934)	$(102,411)

Income taxes have not been provided on approximately $119.5 million of undistributed earnings of foreign subsidiaries at December 31, 2006. The Company only remits current earnings that can be repatriated without a material impact on the provision for income taxes and are considered to be in excess of the reasonably anticipated working capital needs of the foreign subsidiaries. Any remaining undistributed earnings are considered permanently invested in the operations of such subsidiaries. It is not practical to determine the amount of income tax payable in the event we repatriated all undistributed foreign earnings.

The tax benefit associated with employee stock plans are estimated to reduce taxes payable by $3.1 million, $19.7 million and $17.0 million for 2006, 2005 and 2004, respectively. These benefits have been reflected as additional paid-in-capital in the accompanying Consolidated Statements of Stockholders’ Equity, except for certain 2006 stock awards. On January 1, 2006 the Company adopted SFAS 123R. Under SFAS 123R all share-based compensation is required to be recognized as an expense, and the tax benefit associated with such compensation will continue to be credited to additional paid-in-capital, but only to the extent the tax benefits has not already been recognized in the income statement.

At December 31, 2006, the Company had $25.3 million, $55.3 million and $12.7 million of federal, state and international net operating losses (NOL) carryforwards, respectively. These net operating losses come from acquisitions made in prior years. Certain state’s NOL, and all of the international’s NOL have a full valuation allowance against the corresponding deferred tax assets, as it is more likely then not that these assets will never be realized. There were also federal and state tax credit carryforwards of $3.6 million. The federal and state net operating loss carryforwards begin to expire in 2019 and 2014, respectively. The tax credit carryforwards, expire in 2012.

The valuation allowance recorded against the Company’s deferred tax assets decreased by $21.8 million in 2006. The decrease is primarily due to the reversal of the valuation allowance against certain net operating losses and credit carryovers acquired by the Company through acquisitions. The Company determined that some of the

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2006, 2005 AND 2004

acquired net operating losses and credit carryovers were more likely than not to be realized and therefore, adjusted the valuation allowance and recorded the offset as a credit to goodwill.

On October 22, 2004 the American Jobs Creation Act (“AJCA”) was enacted. The AJCA included a one-time opportunity that allowed US based multinational corporations to repatriate foreign earnings at a reduced rate of tax. Subject to meeting certain conditions and restrictions, 85% of qualifying repatriated foreign earnings, as defined by the AJCA, could be excluded from US taxable income. In the fourth quarter of 2005 the Company commenced liquidation of certain acquired foreign subsidiaries, repatriated approximately $112.5 million of related qualified foreign earnings and recorded a tax benefit of approximately $20.4 million. The tax benefit resulted primarily from the reduction of deferred tax liabilities previously recorded for the undistributed earnings of the acquired companies.

During 2006, the IRS concluded an audit of the Company’s 2002 and 2003 consolidated U.S. federal income tax returns. As a result of the examination, the IRS adjusted certain income and expense line items in the Company’s tax returns, primarily intercompany transfer prices. The net impact from this audit did not have a material impact on the financial position of the Company.

In addition to the IRS audit discussed above, the Company is subject to routine compliance reviews on various tax matters around the world in the ordinary course of business. Currently, audits are occurring in the United States, New Zealand, United Kingdom, and various other tax jurisdictions. These audits are in various stage of completion at year end. The Company has recorded liabilities for tax contingencies for open years based upon its best estimate of the taxes ultimately expected to be paid. While the Company believes it has adequate accruals for tax contingencies, there is no assurance that the tax authorities will not assert that the Company owes taxes in excess of its accruals, or that there will not be accruals in excess of the final amounts agreed to by the tax authorities.

The Company decided to pursue a bilateral Advanced Pricing Agreement (“APA”) between the U.S. and Japan in 2005. The intention of the APA process is to help the company avoid double-taxation on intercompany sales between the U.S. and it’s related Japanese subsidiary. The expected outcome of the APA process will be to significantly mitigate tax risks associated with certain transfer pricing issues. The APA process is on-going at the end of 2006 and will likely continue thru 2008.

8. COMMON STOCK, PREFERRED STOCK AND PREFERRED STOCK PURCHASE RIGHTS PLAN

Common Stock Authorized Shares

The Company has authorized 125 million shares of common stock.

Preferred Stock Authorized Shares

The Company has authorized 6,405,884 shares of preferred stock of which no shares were outstanding at December 31, 2006 and 2005. Upon issuance, the Company has the ability to define the terms of the preferred shares, including voting rights, liquidation preferences, conversion and redemption provisions and dividend rates.

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

AS OF DECEMBER 31, 2006, 2005 AND 2004

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

Stock Repurchase Program

During 2006, the Company’s Board of Directors authorized the repurchase of up to $500.0 million of common stock over the next three years. The Company repurchased approximately 5.8 million shares of common stock at a total cost of approximately $350.0 million during the year ended December 31, 2006, which is reported as a reduction in stockholders’ equity as treasury stock.

During 2005, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of common stock not to exceed $50.0 million. The Company repurchased 500,000 shares of common stock at a total cost of approximately $42.8 million during the year ended December 31, 2005, which is reported as a reduction in stockholders’ equity as treasury stock.

9. EMPLOYEE BENEFIT PLANS

401(k) Profit Sharing Plans

The Company’s 401(k) Savings and Investment Plan allows each eligible employee to voluntarily make pre-tax deferred salary contributions subject to regulatory and plan limitations. The Company may make matching contributions in amounts as determined by the Board of Directors. The Company made matching contributions of $3.4 million, $2.2 million and $2.3 million for the years ended December 31, 2006, 2005 and 2004, respectively, to this plan.

In 2005, the Company assumed four other 401(k) retirement plans through its business combinations and made matching contributions of $86,000 and $0.2 million to these plans for the year ended December 31, 2006 and 2005, respectively. The Company merged the assets of these plans with those of the Company’s 401(k) Savings and Investment Plan in 2006. Upon approval of the plan terminations from the IRS, participants may elect to receive a cash distribution or roll their assets into a qualified employer plan or retirement account. Those who remained employees of the Company may elect to roll their assets into the Company’s 401(k) Savings and Investment Plan.

In 2004, the Company assumed one other 401(k) retirement plan through its business combinations and made matching contributions of zero and $0.7 million to this plan for the years ended December 31, 2006 and 2005, respectively. The Company merged the assets of this plan with those of the Company’s 401(k) Savings and Investment Plan in 2005. Upon termination of the plan, participants were eligible to receive a cash distribution or roll their assets into a qualified employer plan or retirement account. Those who remained employees of the Company were eligible to roll their assets into the Company’s 401(k) Savings and Investment Plan.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2006, 2005 AND 2004

Pension Plans

Effective December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” Under SFAS No. 158, we are required to recognize the overfunded or underfunded status of a defined benefit pension and other postretirement plan as an asset or liability in our Consolidated Balance Sheets and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. SFAS No. 158 also requires the measurement of the funded status of a plan as of the date of its year-end statement of financial position. The Company’s existing policy required us to measure the funded status of our plans as of the balance sheet date; accordingly, the new measurement date requirements of SFAS No. 158 had no impact.

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

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2006, 2005 AND 2004

The funded status of the Company’s pension plans and amounts recognized at December 31, 2006 and 2005 were as follows:

	Domestic Plans		Foreign Plans
(in thousands)	2006	2005	2006	2005
Change in Benefit Obligation:
Benefit obligation at beginning of year	$59,383	$58,784	$54,285	$36,172
Service cost	79	—	3,158	4,023
Interest cost	3,339	3,284	3,462	2,548
Plan participants’ contributions	127	93	475	480
Actuarial (gain) loss	(2,096)	(328)	(153)	6,344
Acquisition	—	—	—	10,929
Benefits paid	(2,502)	(2,450)	(44)	(41)
Settlements	—	—	(577)	(818)
Foreign currency exchange rate changes	—	—	7,111	(5,352)

Benefit obligation at end of year	58,330	59,383	67,717	54,285

Change in Plan Assets:
Fair value of plan assets at beginning of year	46,032	65,254	29,895	21,555
Actual return on plan assets	6,724	5,591	1,179	3,572
Acquisition	—	—	—	5,813
Employer contributions	1,662	1,029	3,431	2,339
Plan participants’ contributions	—	93	475	480
Benefits and administrative expenses paid	(2,304)	(2,481)	(44)	(41)
Settlements	—	—	(577)	(818)
Net asset transfer to Invitrogen	—	(23,454)	—	—
Foreign currency exchange rate changes	—	—	4,167	(3,005)

Fair value of plan assets at end of year	52,114	46,032	38,526	29,895

Funded status	(6,216)	(13,351)	(29,191)	(24,390)
Unrecognized actuarial loss	18,842	25,379	16,271	14,244
Unrecognized prior service cost	1,726	1,964	—	—

Net amount recognized	$14,352	$13,992	$(12,920)	$(10,146)

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Prepaid benefit cost	$3,984	$12,914	$—	$—
Current liabilities	(868)	—	(79)	—
Noncurrent liabilities	(9,332)	(13,332)	(29,112)	(11,500)
Accumulated other comprehensive loss	20,568	14,410	16,271	1,354

Net amount recognized	$14,352	$13,992	$(12,920)	$(10,146)

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2006, 2005 AND 2004

The amounts recognized in accumulated other comprehensive income at December 31, 2006 is as follows:

	Domestic Plans	Foreign Plans
(in thousands)
Net actuarial loss	$18,842	$10,905
Net transition (asset) or obligation	—	5,366
Net prior service cost	1,726	—

Accumulated other comprehensive income	$20,568	$16,271

Aggregated net increase in other comprehensive income due to the adoption of FAS158 is $5.4 million for the foreign plans and no impact on the domestic plans.

The weighted average assumptions used in accounting for the pension plans for the years ended December 31, 2006 and 2005 are as follows:

	Domestic Plans		Foreign Plans
	2006	2005	2006	2005
Discount rate	5.50%-5.75%	5.50%-5.75%	2.00%-5.00%	2.00%-5.00%
Expected return on plan assets	8.25%	8.25%	6.00%-8.00%	6.00%-8.00%
Rate of compensation increase	—	—	3.50%-5.00%	4.00%-5.00%

The Company uses an actuarial measurement date of January 1 of the current year to determine pension and other postretirement benefit measurements as of December 31 of the current year. The discount rate is the estimated rate at which the obligation for pension benefits could effectively be settled. The expected return on plan assets reflects the average rate of earnings that the Company estimates will be generated on the assets of the plans. The rate of compensation increase reflects the Company’s best estimate of the future compensation levels of the individual employees covered by the plans. When calculating pension expense for 2006, the Company assumed that its plan’s assets would generate a long-term rate of return of 6.00%-8.25%. The Company develops its expected long-term rate of return assumption based on historical experience and by evaluating input from the trustee managing the plan assets, including the trustee’s review of asset class return expectations by several consultants and economists as well as long-term inflation assumptions. The Company’s expected long-term rate of return on plan assets is based on a target allocation of assets that was set so as to earn the highest rate of return while maintaining risk at acceptable levels. The plan strives to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio.

The assumed health care cost trend rates on the Dexter PRMB Plan at December 31, 2006 are as follows:

	Medical	Dental
Health care cost trend rate assumed for next year	9.00%	5.00%
Rate to which the cost trend rate is assumed to decline	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2012	—

Assumed health care cost trend rates have a significant effect on the amounts reported for the Dexter PRMB Plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1% increase	1% decrease
(in thousands)
Effect on interest cost plus service cost	$28	$(25)
Effect on postretirement benefit obligation	495	(433)

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2006, 2005 AND 2004

The components of net periodic pension cost for the Company’s pension plans for the years ended December 31 are as follows:

	Domestic Plans
(in thousands)	2006	2005	2004
Service cost	$79	$79	$—
Interest cost	3,339	3,284	3,268
Expected return on plan assets	(3,787)	(5,325)	(4,493)
Amortization of prior service cost	239	239	239
Amortization of actuarial loss	1,504	1,553	1,848

Net periodic pension cost (income)	$1,374	$(170)	$862

	Foreign Plans
(in thousands)	2006	2005	2004
Service cost	$4,383	$4,023	$2,135
Interest cost	2,764	2,548	1,560
Expected return on plan assets	(2,488)	(2,126)	(1,619)
Amortization of actuarial loss	605	620	61

Net periodic pension cost	$5,264	$5,065	$2,137

The Dexter PRMB Plan is a frozen plan. Net periodic pension income (cost) for this plan was $(0.7) million, $1.0 million and $0.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. Net periodic pension income (cost) for this plan is included in other income, net, in the Consolidated Statements of Income.

The projected benefit obligations, accumulated benefit obligations and fair values of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets at December 31 were as follows:

	Domestic Plans		Foreign Plans
(in thousands)	2006	2005	2006	2005
Projected benefit obligation	$10,200	$52,346	$67,717	$54,285
Accumulated benefit obligation	10,200	52,346	56,202	36,110
Fair value of plan assets	—	39,013	38,526	29,895

The weighted average asset allocations at December 31, by asset category, for the Company’s domestic funded plans are as follows:

	Domestic Plan		Dexter PRMB Plan
	2006	2005	2006	2005
Equity securities	72%	72%	72%	75%
Debt securities	28%	28%	28%	25%

Total	100%	100%	100%	100%

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2006, 2005 AND 2004

The weighted average asset allocations at December 31, by asset category, for the Company’s foreign funded plans are as follows:

	Foreign Pension Plans(1)
	2006	2005
Debt securities	52%	49%
Equity securities	34%	45%
Real estate securities	11%	2%
Other	3%	4%

Total	100%	100%

(1)	Foreign funded plans include the UK and Norway pension plans for 2006 and 2005.

Plan assets are invested using active investment strategies that employ multiple investment funds. Funds cover a range of investment styles and approaches and are combined in a way to achieve a target allocation across capitalization and style biases (equities) and interest rate expectations (fixed income). Risk is controlled through diversification among multiple asset classes, fund managers, styles and securities. The Company’s management and an investment advisor monitor performance against benchmark indices.

Benefit payments are expected to be paid as follows:

(in thousands)	Domestic Plans	Foreign Plans
Years Ending December 31,
2007	$2,273	$3,229
2008	2,307	4,962
2009	2,462	1,742
2010	2,598	451
2011	2,680	4,091
Thereafter	15,974	24,012

Total	$28,294	$38,487

The Company’s policy is to fund its benefit plans in accordance with applicable IRS laws and requirements.

Contributions to the Company’s benefit plans, with the exception of the Life Technologies Pension Plan and Dexter PRMB Plan, are expected to be $3.6 million for the year ended December 31, 2007. The Company does not expect to contribute to its Life Technologies Pension Plan and Dexter PRMB Plan in 2007 as these plans are fully funded.

10. EMPLOYEE STOCK PLANS

The Company has ten stock option plans: the 1995, 1997, 2000, 2001, 2002 and 2004 Invitrogen Corporation stock option plans, the 1996 and 1998 NOVEX Stock Option/Stock Issuance Plans, the Life Technologies 1995 and 1997 Long-Term Incentive Plans. During 2004, the Company’s stockholders approved the 2004 Invitrogen Equity Incentive Plan (the 2004 Plan), which replaced the Company’s 1997, 2000, 2001 and 2002 stock option plans (collectively, the Prior Plans). Upon approval of the 2004 Plan, all Prior Plans were frozen and a total of 5.7 million shares of the Company’s common stock were reserved for granting of new awards under the 2004 Plan. The total shares reserved for issuance under the 2004 Plan includes all options and

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2006, 2005 AND 2004

other awards that the Company has granted that are still outstanding under the Prior Plans as of December 31, 2006. Pursuant to an employment agreement entered in May 2003, the Company granted an option to purchase 675,000 shares of the Company’s common stock to its Chief Executive Officer, which was granted outside any of the Company’s option plans discussed above.

The Company’s 2004 Plan permits the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and deferred stock awards of up to 10.8 million shares of stock. Shares of the Company’s common stock granted under the 2004 Plan in the form of stock options or stock appreciation rights are counted against the 2004 Plan share reserve on a one-for-one basis. Shares of the Company’s common stock granted under the 2004 Plan as an award other than as an option or as a stock appreciation right are counted against the 2004 Plan share reserve on a 1.6 shares for each share of common stock basis. Stock option awards are granted to eligible employees and directors at an exercise price equal to no less than the fair market value of such stock on the date of grant, generally vest over a period of time ranging up to four years, are exercisable in whole or in installments and expire ten years from the date of grant. Restricted stock awards and restricted stock units are granted to eligible employees and directors and represent rights to receive shares of common stock at a future date. In addition, the Company has a qualified employee stock purchase plan (“purchase rights”) whereby eligible employees may elect to withhold up to 15% of their compensation to purchase shares of the Company’s stock on a quarterly basis at a discounted price equal to 85% of the lower of the employee’s offering price or the closing price of the stock on the date of purchase.

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

The Company used the Black-Scholes option-pricing model (Black-Scholes model) to value share-based employee stock option and purchase right awards, which was also used for the Company’s proforma disclosures required under SFAS 123 prior to adoption of SFAS 123R on January 1, 2006. The determination of fair value of stock-based payment awards using an option-pricing model requires the use of certain estimates and assumptions that affect the reported amount of share-based compensation cost recognized in the Consolidated Statements of Income. Among these include the expected term of options, the estimated forfeitures, the expected volatility of the Company’s stock price, the expected dividends and the risk-free interest rate.

The expected term of share-based awards represents the weighted-average period the awards are expected to remain outstanding and is an input in the Black-Scholes model. In determining the expected term of options, the Company considered various factors including the vesting period of options granted, employees’ historical exercise and post-vesting employment termination behavior, expected volatility of the Company’s stock and

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2006, 2005 AND 2004

aggregation by homogeneous employee groups. The Company used a combination of the historical volatility of its stock price and the implied volatility of market-traded options of the Company’s stock with terms of up to approximately two years to estimate the expected volatility assumption input to the Black-Scholes model in accordance with SFAS 123R and the SEC’s Staff Accounting Bulletin No. 107 (SAB 107). In prior years, the Company relied solely on the historical volatility of its stock price for its volatility assumption input to the Black-Scholes model. The Company’s decision to use a combination of historical and implied volatility was based upon the availability of actively traded options of its stock and its assessment that such a combination was more representative of future expected stock price trends. The expected dividend yield assumption is based on the Company’s expectation of future dividend payouts. The Company has never declared or paid any cash dividends on its common stock and currently does not anticipate paying such cash dividends. However, this assumption may be subject to substantial change in the future. Any determination to pay dividends in the future will be at the discretion of the Company’s Board of Directors and will depend upon the Company’s results of operations, financial condition, financial covenants, tax laws and other factors as the Board of Directors, in its discretion, deems relevant. The risk-free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected term of the share-based awards.

Stock Options and Purchase Rights

The underlying assumptions used to value employee stock options and purchase rights granted during the year ended December 31, 2006 were as follows:

	Year ended December 31, 2006
	Options	Purchase Rights
Weighted average risk-free interest rate	4.88%	4.99%
Expected term of share-based awards	4.2yrs	1.1yrs
Expected stock price volatility	33.1%	33.3%
Expected dividend yield	0%	0%
Weighted average fair value of share-based awards granted	$22.29	$19.26

SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as permitted under APB 25. Upon adoption, $3.1 million of these excess tax benefits that were previously reported as net operating cash flows are now reported as net financing cash flows for the year ended December 31, 2006.

The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes. The Company considered its historical experience of pre-vesting option forfeitures as the basis to arrive at its estimated pre-vesting option forfeiture rate of 9.9% per year for the year ended December 31, 2006. All option awards, including those with graded vesting, were valued as a single award with a single average expected term and are amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. At December 31, 2006, there was $51.7 million remaining in unrecognized compensation cost related to employee stock options (including stock options assumed in business combinations), which is expected to be recognized over a weighted average period of 2 years. No compensation cost was capitalized in inventory during the year ended December 31, 2006 as the amounts involved are not material.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2006, 2005 AND 2004

Total share-based compensation expense for employee stock options (including stock options assumed in business combinations) and purchase rights for the year ended December 31, 2006 is composed of the following:

(in thousands, except per share amounts)	Year ended December 31, 2006
Cost of revenues	$3,570
Sales and marketing	5,081
General and administrative	26,685
Research and development	4,161

Share-based compensation expense before taxes	39,497
Related income tax benefits	8,555

Share-based compensation expense, net of taxes	$30,942

Net share-based compensation expense per common share:
Basic	$0.60
Diluted	$0.60

The total intrinsic value of options exercised was $10.4 million, $49.9 million, and $40.2 million during the years ended December 31, 2006, 2005 and 2004, respectively. Total cash received from the exercise of employee stock options and purchase rights was $17.2 million and $12.8 million, respectively, for the year ended December 31, 2006. A summary of employee stock option activity for the year ended December 31, 2006 is presented below:

	Options (in 000’s)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in 000’s)
Outstanding at December 31, 2005	6,997	$58.11
Granted	1,444	65.31
Exercised	(415)	41.36
Cancelled	(901)	67.04

Outstanding at December 31, 2006	7,125	$59.38	7.2	$34,380

Vested and exercisable at December 31, 2006	3,887	$55.11		$5,738

The Company has a qualified employee stock purchase plan whereby eligible employees may elect to withhold up to 15% of their compensation to purchase shares of the Company’s stock on a quarterly basis at a discounted price equal to 85% of the lower of the employee’s offering price or the closing price of the stock on the date of purchase. During the years ended December 31, 2006, 2005 and 2004, employees purchased 260,906, 229,873 and 343,178 shares at an average price of $49.38, $47.33 and $28.00 per share, respectively. As of December 31, 2006, there were 483,685 shares of the Company’s common stock reserved for future issuance under the plan.

Restricted Stock Units

Restricted stock units represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. There is no exercise price and no monetary payment is required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. Restricted stock units generally vest over three to five years. Compensation cost for these awards is based on the estimated fair value on the date of grant

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2006, 2005 AND 2004

and recognized as compensation expense on a straight-line basis over the requisite service period. There were no pre-vesting forfeitures estimated for the year ended December 31, 2006. For the year ended December 31, 2006, the Company recognized $5.3 million in share-based compensation cost related to these restricted stock unit awards. At December 31, 2006, there was $9.0 million remaining in unrecognized compensation cost related to these awards, which is expected to be recognized over a weighted average period 2 years The estimated amortization expense of the deferred compensation on the restricted stock unit awards as of December 31, 2006, is $5.3 million, $3.0 million and $0.7 million for 2007, 2008 and 2009.

The weighted average grant date fair value of restricted stock units granted during the year ended December 31, 2006 was $66.56. A summary of restricted stock activity for the year ended December 31, 2006 is presented below:

	Restricted Stock Units (in 000’s)	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in 000’s)
Outstanding at December 31, 2005	224
Granted	86
Exercised	—
Cancelled	(29)

Outstanding at December 31, 2006	281	8.5	$15,877

Exercisable at December 31, 2006	16		$907

Restricted Stock Awards

During 2004 and 2003, the Company issued 20,000 and 155,000 shares of restricted stock awards, respectively, with a weighted average grant date fair value of $72.77 for issuances during 2004 and $49.34 for issuances during 2003 to certain executive officers and key employees. The awards generally vest over four years. Compensation cost for these restricted stock awards is based on the estimated fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. Pre-vesting forfeitures were estimated to be approximately 0% for the year ended December 31, 2006. For the year ended December 31, 2006, the Company recognized $2.0 million in share-based compensation cost related to these restricted stock awards. At December 31, 2006, there was $1.1 million remaining in unrecognized compensation cost related to these awards, which is expected to be recognized over a weighted average period of 0.8 years. The estimated amortization expense of the deferred compensation on the restricted stock awards as of December 31, 2006, is $1.1 million and $48,000 for 2007 and 2008.

	Restricted Stock Awards (in 000’s)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	97	$61.37
Granted	—	—
Vested	(10)	72.77
Cancelled	(10)	58.70

Nonvested at December 31, 2006	77	$51.03

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2006, 2005 AND 2004

Deferred Stock Awards

The 2004 Plan also provides that certain participants who are executives or members of a select group of highly compensated employees may elect to receive, in lieu of payment in cash or stock of all or any portion of such participant’s cash and/or stock compensation, an award of deferred stock units. A participant electing to receive deferred stock units will be granted automatically, on the effective date of such deferral election, deferred stock unit award for a number of stock units equal to the amount of the deferred compensation divided by an amount equal to the fair market value of a share of the Company’s common stock on the date of grant. During the years ending December 31, 2006 and 2005, only one participant in each of the years elected to receive deferred stock unit awards, representing the issuance of 0 shares and 760 shares, respectively, of common stock to be received in the future. The 2004 Plan is authorized to grant up to 100,000 shares of common stock as deferred stock units.

11. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information for the years ended December 31, 2006, 2005 and 2004 is as follows:

(in thousands)	2006	2005	2004
Cash paid for interest	$24,623	$27,231	$26,166

Cash paid for income taxes	$77,144	$62,071	$47,431

12. QUARTERLY FINANCIAL DATA (unaudited)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Revenue	$309,004	$313,637	$311,043	$329,801
Gross profit	189,657	190,574	180,037	192,077
Net income (loss)(1)	19,218	19,680	(129,793)	(100,154)
Net income (loss) per common share
Basic	$0.36	$0.37	$(2.53)	$(2.08)
Diluted	$0.35	$0.36	$(2.53)	$(2.08)
2005(2)
Revenue	$277,081	$306,456	$289,639	$325,276
Gross profit	170,659	178,046	173,124	181,393
Net income(3)	47,074	11,511	23,867	49,594
Net income per common share(3)
Basic	$0.91	$0.22	$0.45	$0.94
Diluted	$0.82	$0.21	$0.42	$0.87

(1)	2006 includes an impairment of goodwill of $150.0 million in the third quarter and $120.4 million in the fourth quarter.
(2)	2005 includes the results of operations of Dynal Biotech Holding AS as of April 1, 2005, the date of the acquisition and affects the comparability of the Quarterly Financial Data. During 2005, the Company also completed other acquisitions that were not material and their results of operations have been included in the accompanying consolidated financial statements from their respective dates of acquisition. See Note 2.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2006, 2005 AND 2004

(3)	A deferred income tax benefit of $3.4 million was incorrectly provided in the second quarter on amounts expensed as in-process research and development related to various acquisitions. As a result, the above quarterly financial data has been corrected to eliminate the tax benefit originally provided.

13. SUBSEQUENT EVENTS

On February 13, 2007, the Company reached a definitive agreement to sell its BioReliance business unit to Avista Capital Partners for approximately $210.0 million. BioReliance generated approximately $110.0 million in annual revenue. It will be reported as a discontinued operation in the Company’s consolidated financial statements beginning January 1, 2007. The transaction is subject to customary closing conditions and is expected to close in the second quarter of 2007.

On February 1, 2007, the Company sold BioSource Europe, S.A., a diagnostic business located in Belgium, to a private investor group in Belgium. This subsidiary, with revenues of approximately $7.0 million per year, was a small component of BioSource, which was acquired in 2005.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on our evaluation during the most recent quarter, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of December 31, 2006 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

As of December 31, 2006, management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of Invitrogen’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management determined that Invitrogen maintained effective internal control over financial reporting as of December 31, 2006.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of Invitrogen included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of Invitrogen’s internal control over financial reporting as of December 31, 2006. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of Invitrogen’s internal control over financial reporting as of December 31, 2006, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm

To the Stockholders and the

Board of Directors of Invitrogen Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Invitrogen Corporation (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment about the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006, and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

February 28, 2007

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information required by this Item pursuant to Item 401 relating to our executive officers appears under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, following Item 4, which section is incorporated herein by reference.

Information required by this Item pursuant to Item 401 and Item 407 of Regulation S-K relating to our directors and committees of our board of directors is incorporated by reference from our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be held April 19, 2007 filed with the SEC (the “Proxy Statement”) under the heading “Election of Directors.” Information about Section 16 reporting compliance is incorporated by reference to the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.” Information regarding our Executive Officers is set forth in Item 1 of Part I of this Form 10-K under the caption “Executive Officers of the Registrant.” Information regarding our code of ethics, which we call our Protocol, is incorporated by reference to the Proxy Statement under the heading “The Invitrogen Protocol.” It is also available on our website at www.Invitrogen.com.

ITEM 11. Executive Compensation

Information required by this Item pursuant to Item 402 of Regulation S-K relating to director and officer compensation will appear under the heading “Executive Compensation” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be held April 19, 2007, which section is incorporated herein by reference. Information required by this Item pursuant to Item 407 of Regulation S-K relating to director and officer compensation will appear under the headings “Compensation Committee Interlocks” and “Compensation Committee Report” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be held April 19, 2007, which section is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item pursuant to Item 403 of Regulation S-K relating to beneficial ownership of the Registrant’s common stock is incorporated by reference to the definitive proxy statement for the 2007 Annual Meeting of Stockholders to be held April 19, 2007 under the heading “Stock Ownership.”

ITEM 13. Certain Relationships and Related Party Transactions, and Director Independence

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Certain Relationships and Related Party Transactions.”

Information required by this Item pursuant to Item 404 of Regulation S-K relating to the independence of our directors will appear under the heading “Governance & Nominating Committee” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be held April 19, 2007, which section is incorporated herein by reference.

ITEM 14. Principal Accounting Fees and Services

Information required by this Item pursuant to Item 9(e) of Schedule 14A relating to auditor fees is incorporated by reference to the definitive proxy statement for the 2007 Annual Meeting of Stockholders to be held April 19, 2007, under the heading “Principal Accounting Fees and Services.”

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

The following consolidated financial statements of Invitrogen Corporation are included in Item 8.

2.	Financial Statement Schedules: Schedule II—Valuation and Qualifying Accounts Financial statements and schedules other than those listed below in item (c) are omitted for reason that they are not applicable, are not required, or the information is included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

3.	List of exhibits filed with this Annual Report on Form 10-K: For a list of exhibits filed with this Form 10-K, refer to the exhibit index beginning on page 85.

(b) Exhibits: For a list of exhibits filed with this Annual Report on Form 10-K, refer to the exhibit index beginning on page 95.

(c) Financial Statement Schedules: Schedule II—Valuation and Qualifying Accounts (see next page).

Schedule II—Valuation and Qualifying Accounts

For the Years Ended December 31, 2006, 2005 and 2004

(in thousands)	Balance at Beginning of Period	Net Additions Charged (Credited) to Expense	Additions Acquired (Excess Reserve Reductions) from Business Combinations	Deductions(1)	Foreign Currency Effect on Translation	Balance at End of Period
Allowance for Doubtful Accounts
Year ended December 31, 2006	$5,368	$2,910	$128	$(925)	$812	$8,293
Year ended December 31, 2005	5,242	1,372	517	(448)	(1,315)	5,368
Year ended December 31, 2004	4,129	643	1,137	(443)	(224)	5,242
Accrued Merger and Restructuring Related Costs
Year ended December 31, 2006	$24,565	$357	$11,249	$(5,037)	$1,513	$32,647
Year ended December 31, 2005	2,975	132	26,313	(4,413)	(442)	24,565
Year ended December 31, 2004	795	—	35,936	(33,756)	—	2,975
Accrued Claims and Assessments
Year ended December 31, 2006	$—	$—	$—	$—	$—	$—
Year ended December 31, 2005	—	—	—	—	—	—
Year ended December 31, 2004	562	(312)	—	(250)	—	—
Insurance, Environmental and Divestiture Reserves
Year ended December 31, 2006	$9,522	$70	$—	$(462)	$—	$9,130
Year ended December 31, 2005	10,019	200	—	(697)	—	9,522
Year ended December 31, 2004	10,283	212	—	(476)	—	10,019

(1)	Deduction for Allowance for Doubtful Accounts is for accounts written-off. Deductions for all other accounts are amounts paid in cash or reclassified to accounts payable, except for the following in 2004: $1.4 million in accrued merger costs was reclassified to goodwill which was attributable to cash refunds from taxing authorities of an acquired entity.

Accrued merger and restructuring related costs are classified as follows at December 31:

(in thousands)	2006	2005
Current portion	$18,399	$22,524
Long-term portion	14,248	2,041

Total included above	$32,647	$24,565

Insurance, environmental and divestiture reserves are classified as follows at December 31:

(in thousands)	2006	2005
Current portion	$2,521	$2,364
Long-term portion	6,609	7,158

Total included above	$9,130	$9,522

Net additions charged (credited) to expense for business integration costs reported in the Consolidated Statements of Operations are as follows for the year ended December 31:

(in thousands)	2006	2005	2004
Accrued merger and restructuring related costs	$12,540	$960	$—

Total merger costs	$12,540	$960	$—

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVITROGEN CORPORATION

Date: February 28, 2007	By:	/s/ GREGORY T. LUCIER
Gregory T. Lucier Chairman and Chief Executive Officer (Principal Executive Officer and Authorized Signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ GREGORY T. LUCIER Gregory T. Lucier	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2007

/s/ DAVID F. HOFFMEISTER David F. Hoffmeister	Chief Financial Officer (Principal Financial Officer)	February 28, 2007

/s/ KELLI A. RICHARD Kelli A. Richard	Vice President, Finance (Principal Accounting Officer)	February 28, 2007

/s/ RAYMOND V. DITTAMORE Raymond V. Dittamore	Director	February 28, 2007

/s/ DONALD W. GRIMM Donald W. Grimm	Director	February 28, 2007

/s/ BALAKRISHNAN S. IYER Balakrishnan S. Iyer	Director	February 28, 2007

/s/ BRADLEY G. LORIMIER Bradley G. Lorimier	Director	February 28, 2007

/s/ RONALD A. MATRICARIA Ronald A. Matricaria	Director	February 28, 2007

/s/ JAY M. SHORT, PH.D. Jay M. Short, Ph.D.	Director	February 28, 2007

/s/ W. ANN REYNOLDS, PH.D. W. Ann Reynolds, Ph.D.	Director	February 28, 2007

/s/ DAVID U’PRICHARD, PH.D. David U’Prichard, Ph.D.	Director	February 28, 2007

INDEX TO EXHIBITS

(In our Annual Report on Form 10-K for the Year Ended December 31, 2001, we

numbered sequentially all of the material contracts that we had filed as of

March 31, 2002. Since that time, we have continued to number sequentially any additional material contracts that we file for ease of reference.)

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1	Restated Certificate of Incorporation of Invitrogen, as amended.(1)
3.2	Amended and Restated Bylaws of Invitrogen.(2)
3.3	Certificate of Correction to the Restated Certificate of Incorporation of Invitrogen, dated February 21, 2001.(3)
3.4	Certificate of Designation, Preferences and Rights of the Terms of the Series B Preferred Stock, dated March 27, 2001.(3)
4.1	Specimen Common Stock Certificate.(4)
4.3	Indenture, by and between Invitrogen and State Street Bank and Trust Company of California, N.A., dated March 1, 2000.(5)
4.5	Indenture, by and between Invitrogen and State Street Bank and Trust Company of California, N.A. and Table of Contents of Indenture, including Cross-Reference Table to the Trust Indenture Act of 1989, dated December 11, 2001.(6)
4.6	2% Convertible Senior Notes Due 2023, Registration Rights Agreement, by and among Invitrogen and UBS Securities LLC and Credit Suisse First Boston LLC, as Initial Purchasers, dated August 1, 2003.(7)
4.7	Indenture, by and between Invitrogen and U.S. Bank National Association, dated August 1, 2003.(7)
4.8	1 1/2% Convertible Senior Notes Due 2024, Registration Rights Agreement, by and among Invitrogen and UBS Securities LLC and Bear Stearns & Co Inc., as Initial Purchasers, dated February 19, 2004.(8)
4.9	Indenture, by and between Invitrogen and U.S. Bank National Association, dated February 19, 2004.(8)
4.10	Indenture, by and between Invitrogen and U.S. Bank National Association, dated as of December 14, 2004. (9)
4.11	Indenture, by and between Invitrogen and U.S. Bank National Association, dated as of December 14, 2004.(9)
4.12	3.25% Convertible Senior Notes Due 2025, Registration Rights Agreement, by and among Invitrogen and UBS Securities LLC and Banc of America Securities LLC., as Initial Purchasers, dated June 20, 2005. (10)
4.13	3.25% Convertible Senior Notes Due 2025, Indenture, by and between Invitrogen and U.S. Bank National Association, dated June 20, 2005.(10)
10.21	5 1/2% Convertible Subordinated Note Due 2007.(11)
10.22	5 1/2% Convertible Subordinated Notes due 2007, Purchase Agreement, dated February 25, 2000.(11)
10.26	2 1/4% Convertible Subordinated Notes due 2006.(6)
10.27	2 1/4% Convertible Subordinated Notes due 2006, Purchase Agreement, dated December 11, 2001.(6)
10.46	Form of Secured Promissory Note under Invitrogen’s Employee Relocation Guidelines.(12)
10.47	Form of Deed of Trust with Assignment of Rents under Invitrogen’s Employee Relocation Guidelines.(12)
10.48	Form of Addendum to Deed of Trust with Assignment of Rents under Invitrogen’s Employee Relocation Guidelines.(12)
10.49	Form of Employee Relocation Guidelines under Invitrogen’s Employee Relocation Guidelines.(12)

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
10.54	University Research Park Ground Lease, by and between University Research Park I and PanVera Corporation, dated as of October 1, 1978.(13)
10.76	Executive Health Plan.(14)(18)
10.77	Financial Planning Benefit Plan.(14)(18)
10.78	Supplemental Long Term Disability Plan.(14)(18)
10.86	Executive Officer Severance Plan and Summary Plan Description.(15)(18)
10.88	Summary of Invitrogen Corporation Mid-Term Incentive Compensation Plan.(16)(18)
10.90	Form of Non-Employee Director Stock Option Agreement.(17)
10.91	Form of Non-Employee Director Restricted Stock Unit Agreement.(17)
10.92	Summary of Non-Employee Director Compensation Program.(17)
21.1	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Financial Officer

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2000 (File No. 000-25317).
(2)	The Amended and Restated Bylaws are incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-68665). A further amendment to the Bylaws adopted by a Resolution of the Board of Directors dated July 19, 2001 is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2001 (File No. 000-25317).
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2001 (File No. 000-25317).
(4)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-68665).
(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-37964).
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2001 (File No. 000-25317), as amended.
(7)	Incorporated by reference to Registrant’s Registration Statement on Form S-3 (File No. 333-110060).
(8)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2004 (File No. 000-25317).
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004 (File No. 000-25317), as amended.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on June 24, 2005 (File No. 000-25317).
(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2000, (File No. 000-25317).
(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2002 (File No. 000-25317).
(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2003 (File No. 000-25317).
(14)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2004. (File No. 000-25317).
(15)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on November 15, 2004 (File No. 000-25317).
(16)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on January 31, 2005 (File No. 000-25317).
(17)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on February 14, 2005 (File No. 000-25317).
(18)	Management contract or compensatory plan or arrangement.