Form 10-Q
period 2007-03-31
INVITROGEN CORP
filed 2007-05-10
CIK 1073431

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [    ] or No [X]

As of May 7, 2007, 46,751,579 shares of the Registrant’s Common Stock were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

INVITROGEN CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$329,436	$343,181
Short-term investments	—	8,914
Restricted cash and investments	4,115	4,393
Trade accounts receivable, net of allowance for doubtful accounts of $8,041 and $6,968, respectively	178,000	177,510
Inventories	152,928	146,400
Deferred income tax assets	40,338	35,184
Prepaid expenses and other current assets	26,435	25,022
Assets held for sale (including cash and cash equivalents of $17,287 and $23,712 as of March 31, 2007 and December 31, 2006, respectively)	260,610	262,575

Total current assets	991,862	1,003,179

Long-term investments	2,850	2,850
Property and equipment, net	274,984	275,419
Goodwill	1,487,901	1,480,008
Intangible assets, net	345,588	371,705
Deferred income tax assets	7,117	1,858
Other assets	47,167	47,856

Total assets	$3,157,469	$3,182,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$558	$1,961
Accounts payable	90,827	85,274
Shut down accrual	35,459	28,751
Accrued expenses and other current liabilities	66,465	91,396
Income taxes	19,331	20,704
Liabilities held for sale	29,909	28,171

Total current liabilities	242,549	256,257

Long-term debt	1,150,710	1,150,824
Pension liabilities	37,604	38,444
Deferred income tax liabilities	91,769	92,942
Income taxes	20,269	—
Other long-term obligations, deferred credits and reserves	15,256	13,981

Total liabilities	1,558,157	1,552,448

Stockholders’ equity:
Preferred stock; $0.01 par value, 6,405,884 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value, 125,000,000 shares authorized; 59,271,671 and 58,967,060 shares issued, respectively	593	590
Additional paid-in-capital	2,246,306	2,220,536
Accumulated other comprehensive income	50,019	34,994
Retained earnings	(25,856)	(54,680)
Less cost of treasury stock: 12,632,378 and 11,111,491, respectively	(671,750)	(571,013)

Total stockholders’ equity	1,599,312	1,630,427

Total liabilities and stockholders’ equity	$3,157,469	$3,182,875

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the three months ended March 31,
	2007	2006
	(Unaudited)
Revenues	$308,653	$280,041
Cost of revenues, excluding purchased intangible amortization discussed below	109,733	100,174

Gross profit	198,920	179,867

Operating expenses:
Sales and marketing	57,215	57,349
General and administrative	40,521	36,889
Research and development	27,445	27,728
Purchased intangibles amortization	27,586	28,013
Business integration costs	1,798	2,131

Total operating expenses	154,565	152,110

Operating income	44,355	27,757

Other income (expense):
Interest income	3,969	6,490
Interest expense	(7,184)	(8,329)
Other income (expense), net	(254)	382

Total other income (expense), net	(3,469)	(1,457)

Income from continuing operations, before provision for income taxes	40,886	26,300
Income tax provision	(10,994)	(7,995)

Net income from continuing operations	29,892	18,305
Net income from discontinued operations, net of tax	374	913

Net Income	$30,266	$19,218

Basic earnings per common share:
Net income from continuing operations	$0.63	$0.35
Net income from discontinued operations	0.01	0.01

Net Income	$0.64	$0.36

Weighted average shares outstanding	47,344	53,000
Diluted earnings per common share:
Net income from continuing operations	$0.62	$0.34
Net income from discontinued operations	0.01	0.01

Net Income	$0.63	$0.35

Weighted average shares outstanding	48,307	54,822

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the three months ended March 31,
	2007	2006
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,266	$19,218
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of businesses acquired and divested:
Depreciation	11,173	10,019
Amortization of intangible assets	29,796	30,455
Amortization of deferred debt issue costs	360	597
Amortization of premiums on investments, net of accretion of discounts	36	(1,339)
Share-based compensation	11,439	12,045
Incremental tax benefits from stock options exercised	(2,491)	(1,485)
Deferred income taxes	11,349	(15,510)
Other non-cash adjustments	(201)	3,528
Changes in operating assets and liabilities:
Trade accounts receivable	(535)	910
Inventories	(5,477)	(12,036)
Prepaid expenses and other current assets	(2,738)	(428)
Other assets	1,835	895
Accounts payable	7,389	(3,557)
Accrued expenses and other current liabilities	(10,732)	(25,576)
Income taxes	(13,602)	15,443

Net cash provided by operating activities	67,867	33,179

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of available-for-sale securities	8,878	82,980
Purchases of available-for-sale securities	291	—
Net cash paid for business combinations	(2,544)	(19,057)
Purchases of property and equipment	(10,777)	(14,191)
Payments for intangible assets	—	(6,058)

Net cash provided by investing activities	(4,152)	43,674

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term obligations	—	(45,098)
Principal payments on lines of credit	(3,060)	—
Purchase of treasury stock	(99,671)	—
Proceeds from sale of common stock	14,452	10,287
Incremental tax benefits from stock options exercised	2,491	1,485

Net cash (used in) provided by financing activities	(85,788)	(33,326)
Effect of exchange rate changes on cash	1,903	1,225

Net increase in cash and cash equivalents	(20,170)	44,752
Cash and cash equivalents, beginning of period	366,893	435,230

Cash and cash equivalents, end of period	$346,723	$479,982

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

Financial Statement Preparation

The unaudited consolidated financial statements have been prepared by Invitrogen Corporation according to the rules and regulations of the Securities and Exchange Commission (SEC) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.

In the opinion of management, the accompanying unaudited consolidated financial statements for the periods presented reflect all adjustments, which are normal and recurring, necessary to fairly state the financial position, results of operations and cash flows. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission (SEC) on March 1, 2007.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of Invitrogen Corporation and its majority owned or controlled subsidiaries collectively referred to as Invitrogen (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation. For purposes of these Notes to Consolidated Financial Statements, gross profit is defined as revenues less cost of revenues and gross margin is defined as gross profit divided by revenues. Operating income is defined as gross profit less operating expenses, and operating margin is defined as operating income divided by revenues.

Discontinued operations relate to the sale of the Company’s BioReliance business unit, which was sold on April 12, 2007, to Avista Capital partners and the sale of BioSource Europe, S.A., a diagnostic business located in Belgium, which was sold on February 1, 2007 to a private investor group in Belgium. Unless otherwise indicated, all amounts in the prior period financial statements have been reclassified to conform to the current period presentation. (See Note 3).

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

Computation of Earnings Per Share

Basic earnings per share was computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur from the following items:

•	Convertible subordinated notes and contingently convertible notes where the effect of those securities is dilutive;

•	Dilutive stock options; and

•	Unvested restricted stock

Computations for basic and diluted earnings per share are as follows:

(in thousands, except per share data)
Three Months Ended March 31, 2007	Net Income (Numerator)	Shares (Denominator)	Earnings Per Share
Basic earnings per share:
Net income from continuing operations	$29,892		$0.63
Net income from discontinued operations, net of tax	374		0.01

Total basic earnings	$30,266	47,344	$0.64

Diluted earnings per share:
Net income from continuing operations	$29,892
Dilutive stock options	—	717
Unvested restricted stock	—	69
2% Convertible Senior Notes due 2023	30	139
1 1/2% Convertible Senior Notes due 2024	10	38

Net income from continuing operations plus assumed conversions	29,932		$0.62
Net income from discontinued operations plus assumed conversions	374		0.01

Total diluted earnings	$30,306	48,307	$0.63

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		5,115

Three Months Ended March 31, 2006
Basic earnings per share:
Net income from continuing operations	$18,305		$0.35
Net income from discontinued operations, net of tax	913		0.01

Total basic earnings	$19,218	53,000	$0.36

Diluted earnings per share:
Net income from continuing operations	$18,305
Dilutive stock options	—	841
Unvested restricted stock	—	82
2% Convertible Senior Notes due 2023	117	610
1 1/2% Convertible Senior Notes due 2024	72	289

Net income from continuing operations plus assumed conversions	$18,494		$0.34
Net income from discontinued operations plus assumed conversions	913		0.01

Total diluted earnings	$19,407	54,822	$0.35

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		4,184
2 1/4% Convertible Subordinated Notes due 2006		2,591

Share-Based Compensation

The Company has ten stock option plans: the 1995, 1997, 2000, 2001, 2002 and 2004 Invitrogen Corporation stock option plans, the 1996 and 1998 NOVEX Stock Option/Stock Issuance Plans, the Life Technologies 1995 and 1997 Long-Term Incentive Plans. During 2004, the Company’s shareholders approved the 2004 Invitrogen Equity Incentive Plan (the 2004 Plan), which replaced the Company’s 1995, 1997, 2000, 2001 and 2002 stock option plans (collectively, the Prior Plans). Upon approval of the 2004 Plan, all Prior Plans were frozen and a total of 5.7 million shares of the Company’s common stock were reserved for granting of new awards under the 2004 Plan. The total shares reserved for issuance under the 2004 Plan includes all options and other awards that the Company has granted that are still outstanding under the Prior Plans as of March 31, 2007. Pursuant to an employment agreement entered in May 2003, the Company granted an option to purchase 675,000 shares of the Company’s common stock to its Chief Executive Officer, which was granted outside any of the Company’s option plans discussed above.

The Company’s 2004 Plan permits the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and deferred stock awards of up to 10.8 million shares of stock. Shares of the Company’s common stock granted under the 2004 Plan in the form of stock options or stock appreciation rights are counted against the 2004 Plan share reserve on a one for one basis. Shares of the Company’s common stock granted under the 2004 Plan as an award other than as an option or as a stock appreciation right are counted against the 2004 Plan share reserve on a basis of 1.6 shares for each share of common stock. Stock option awards are granted to eligible employees and directors at an exercise price equal to no less than the fair market value of such stock on the date of grant. These awards, which generally vest over a period of time ranging up to four years, are exercisable in whole or in installments and expire ten years from the date of grant. Restricted stock awards and restricted stock units are granted to eligible employees and directors and represent rights to receive shares of common stock at a future date. In addition, the Company has a qualified employee stock purchase plan (purchase rights) whereby eligible employees may elect to withhold up to 15% of their compensation to purchase shares of the Company’s stock on a quarterly basis at a discounted price equal to 85% of the lower of the employee’s offering price or the closing price of the stock on the date of purchase.

The Company used the Black-Scholes option-pricing model (Black-Scholes model) to value share-based employee stock option and purchase right awards, which was also used for the Company’s pro forma disclosure required under SFAS 123 prior to adoption of SFAS 123R on January 1, 2006. The determination of fair value of stock-based payment awards using an option-pricing model requires the use of certain estimates and assumptions that affect the reported amount of share-based compensation cost recognized in the Consolidated Statements of Operations. Among these include expected term of options, estimated forfeitures, expected volatility of the Company’s stock price, expected dividends and risk-free interest rate.

Stock Options and Purchase Rights

The underlying assumptions used to value employee stock options and purchase rights granted during the three months ended March 31, 2007 and 2006 were as follows:

	Three months ended March 31,
	2007	2006
Stock Options
Weighted average risk free interest rate	4.67%	4.56%
Expected term of share-based awards	4.4 yrs	4.2 yrs
Expected stock price volatility	31%	35%
Expected dividend yield	0%	0%
Weighted average fair value of share-based awards granted	$19.15	$25.46

Purchase Rights
Weighted average risk free interest rate	4.92%	4.82%
Expected term of share-based awards	1.1 yrs	1.1 yrs
Expected stock price volatility	31%	35%
Expected dividend yield	0%	0%
Weighted average fair value of share-based awards granted	$17.55	$21.29

The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes. The Company considered its historical experience of pre-vesting option forfeitures as the basis to arrive at its estimated annual pre-vesting option forfeiture rate of 9.7% and 9.0% per year for the three months ended March 31, 2007 and 2006, respectively. All option awards, including those with graded vesting, were valued as a single award with a single average expected term and are amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. At March 31, 2007, there was $44.3 million remaining in unrecognized compensation cost related to employee stock options (including stock options assumed in business combinations), which is expected to be recognized over a weighted average period of 2 years. No compensation cost was capitalized during the three months ended March 31, 2007 as the amounts involved are not material.

Total share-based compensation expense for employee stock options (including stock options assumed in business combinations) and purchase rights for the three months ended March 31, 2007 and 2006, respectively, was composed of the following:

	Three months ended March 31,
(in thousands, except per share amounts)	2007	2006
Cost of revenues	$1,433	$737
Sales and marketing	1,527	1,211
General and administrative	4,960	7,313
Research and development	1,031	1,048

Share-based compensation expense before taxes	8,951	10,309
Related income tax benefits	2,491	2,374

Share-based compensation expense, net of taxes	$6,460	$7,935

Net share-based compensation expense per common share:
Basic	$0.14	$0.15
Diluted	$0.13	$0.14

Restricted Stock Units

Restricted stock units represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. An exercise price and monetary payment are not required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. Restricted stock units generally vest over three to four years. Compensation cost for these awards is based on the estimated fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. There were no pre-vesting forfeitures estimated for the three months ended March 31, 2007 and 2006. For the three months ended March 31, 2007 and 2006, the Company recognized $1.0 million and $1.3 million, respectively, in share-based compensation cost related to these restricted stock unit awards. At March 31, 2007, there was $8.4 million remaining in unrecognized compensation cost related to these awards, which is expected to be recognized over a weighted average period of 2 years.

The weighted average fair value of restricted stock units granted during the three months ended March 31, 2007 and March 31, 2006 was $64.17 and $73.05, respectively.

As of March 31, 2007, there was $13.5 million of total unrecognized compensation cost related to performance share-based compensation arrangements granted in March 2007. That cost is expected to be recognized over a weighted average period of 3 years. For the three months ended March 31, 2007, the Company recognized $0.4 million in performance share-based compensation cost.

Restricted Stock Awards

During 2004 and 2003, the Company issued 20,000 and 155,000 shares of restricted stock awards, respectively, with a weighted average grant date fair value of $72.77 for issuances during 2004 and $49.34 for issuances during 2003 to certain executive officers and key employees. The awards generally vest over four years. Compensation cost for these restricted stock awards is based on the estimated fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. There were no pre-vesting forfeitures estimated for the three months ended March 31, 2007 and 2006. For the three months ended March 31, 2007 and 2006, the Company recognized $0.4 million and $0.5 million, respectively, in share-based compensation cost related to these restricted stock awards.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows entities to account for most financial instruments at fair value rather than under other applicable generally accepted accounting principles (GAAP), such as historical cost. The accounting results in the instrument being marked to fair value every reporting period with the gain/loss from a change in fair value recorded in the income statement. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company does not believe that the adoption of this statement will have a material impact on our financial statements.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires that we recognize the overfunded or underfunded status of our defined benefit and retiree medical plans (our Plans) as an asset or liability and to recognize as a component of other comprehensive income, including the gain or losses and prior service costs or credits and the transition asset or obligation remaining from the initial application of SFAS 87, Employers’ Accounting for Pensions, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those statements in our 2006 year-end balance sheet. SFAS 158 also requires us to measure the funded status of our Plans as of our year-end balance sheet date no later than 2008. Aggregated net increase in other comprehensive income due to the adoption of SFAS158 was $5.4 million for the foreign plans and no impact on the domestic plans as of December 31, 2006.

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

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertain tax positions. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits. The provisions of this interpretation are required to be adopted for fiscal periods beginning after December 15, 2006. The Company adopted this provision beginning January 1, 2007. Net impact due to the adoption of FIN 48 was $1.4 million decrease to retained earnings.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

2.	Composition of Certain Financial Statement Items

Investments

Investments consisted of the following:

(in thousands)	March 31, 2007	December 31, 2006
	(Unaudited)
Short-term
U.S. Treasury and Agency obligations	$—	$8,914

Total short-term investments	—	8,914
Long-term
Equity securities	2,850	2,850

Total long-term investments	2,850	2,850

Total investments	$2,850	$11,764

Inventories

Inventories consisted of the following:

	March 31, 2007	December 31, 2006
(in thousands)	(Unaudited)
Raw materials and components	$27,132	$27,003
Work in process (materials, labor and overhead)	26,197	23,536
Finished goods (materials, labor and overhead)	99,599	95,735
Adjustment to write up acquired finished goods inventory to fair value	—	126

Total inventories	$152,928	$146,400

Property and Equipment

Property and equipment consisted of the following:

	Estimated useful life	March 31, 2007	December 31, 2006
(in thousands)	(in years)	(Unaudited)
Land	—	$19,496	$18,956
Building and improvements	1-50	168,682	168,323
Machinery and equipment	1-10	144,824	148,051
Internal use software	1-10	69,876	58,597
Construction in process	—	37,728	37,757

Total property and equipment		440,606	431,684
Accumulated depreciation and amortization		(165,622)	(156,265)

Total property and equipment, net		$274,984	$275,419

Goodwill and Other Intangible Assets

The $7.9 million increase in goodwill on the consolidated balance sheets from December 31, 2006 to March 31, 2007 was the result of a $8.7 million in foreign currency translation and $0.3 million in adjustments for prior year acquisitions, offset by a $1.1 million decrease due to the application of FIN 48 to tax provisions taken in certain preacquisition tax returns. The adjustments were primarily related to tax, the sale of BioSource Europe, S.A. and additional reserves related to the termination of certain employees.

Intangible assets consisted of the following:

	March 31, 2007			December 31, 2006
	Weighted average Life	Gross carrying amount	Accumulated amortization	Weighted average Life	Gross carrying amount	Accumulated amortization
(in thousands)		(Unaudited)
Amortized intangible assets:
Purchased technology	7 years	$760,705	$(499,513)	7 years	$758,748	$(477,719)
Purchased tradenames and trademarks	7 years	79,385	(46,785)	7 years	78,273	(45,327)
Purchased customer base	12 years	47,886	(23,576)	12 years	46,950	(19,896)
Other intellectual properties	6 years	42,860	(22,825)	6 years	44,590	(21,365)

Total intangible assets		$930,836	$(592,699)		$928,561	$(564,307)

Intangible assets not subject to amortization:
Purchased tradenames and trademarks		$7,451			$7,451

Amortization expense related to intangible assets for the three months ended March 31, 2007 and 2006 was $29.8 million and $28.0 million, respectively. Estimated aggregate amortization expense is expected to be $44.4 million for the remainder of fiscal year 2007. Estimated aggregate amortization expense for fiscal years 2008, 2009, 2010 and 2011 is $57.0 million, $57.0 million, $52.2 million and $45.2 million, respectively.

Comprehensive Income

Total comprehensive income consisted of the following:

(in thousands, unaudited)	Three months ended March 31,
	2007	2006
Net income, as reported	$30,266	$19,218
Unrealized gain (loss) on investments, net of related tax effects	291	1,167
Unrealized gain (loss) on hedging transactions, net of related tax effects	—	(215)
Minimum pension liability adjustment, net of related tax effects	—	—
Foreign currency translation adjustment	14,733	6,324

Total comprehensive income	$45,290	$26,494

3.	Discontinued Operations

In the first quarter of 2007, our Board of Directors approved a plan to sell the BioReliance subsidiary, a contract service organization which provides biological safety testing, toxicology, viral manufacturing, and laboratory animal diagnostic services and is a part of our Cell Culture Systems segment. On February 13, 2007 we reached a definitive agreement to sell our BioReliance business unit to Avista Capital Partners for approximately $210.0 million. In 2006, BioReliance generated $105.0 million in annual revenue. In April 2007, we completed the sale of BioReliance and received net cash proceeds of approximately $209.0 million.

Additionally, we finalized the sale of BioSource Europe, S.A., a diagnostic business located in Belgium, on February 1, 2007 to a private investor group in Belgium.

We have reclassified the consolidated financial statements for all periods presented to reflect BioReliance and BioSource Europe, S.A. as discontinued operations as these businesses meet the criteria as a component of an entity under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, any operating results of these businesses are presented in the Company’s Consolidated Statements of Operations as discontinued operations, net of income tax, and all prior periods have been reclassified. The components of discontinued operations for the periods presented are as follows:

	Three months ended March 31,
(in thousands)	2007	2006
Net revenues	$26,429	$28,963
Cost of revenues	19,059	19,176

Gross profit	7,370	9,787
Operating expenses	6,756	8,482
Non-operating expenses	1,913	(7)

Net (loss) income from discontinued operations before income taxes	(1,299)	1,312
Income tax benefit (expense)	1,673	(399)

Net income from discontinued operations	$374	$913

4.	Business Combinations

The Company continues to integrate recent acquisitions into its operations and recorded approximately $1.8 million and $2.1 million for the three months ended March 31, 2007 and 2006, respectively, related to these efforts. These expenses relate primarily to the severance and other costs associated with consolidation.

5.	Segment Information

The Company has two reportable segments: BioDiscovery and Cell Culture Systems.

The BioDiscovery product segment includes functional genomics, cell biology and drug discovery product lines. Functional genomics encompasses products from the initial cloning and manipulation of DNA, to examining RNA levels and regulating gene expression in cells, to capturing, separating and analyzing proteins. These include the research tools used in reagent and kit form that simplify and improve gene acquisition, gene cloning, gene expression and gene analysis techniques. This segment also includes a full range of enzymes, nucleic acids, other biochemicals and reagents. The Company also offers software that enables the analysis and interpretation of genomic, proteomic and other biomolecular data for application in pharmaceutical, therapeutic and diagnostic development.

The Cell Culture Systems (CCS) product segment includes all of our cell culture products and services business. Products include sera, growth factors, cell and tissue culture media used in both life sciences research and to produce pharmaceuticals and other materials made through cultured cells. CCS services include the creation of commercially viable stable cell lines and the optimization of production processes used for the production of therapeutic drugs.

The Company does not have intersegment revenues that are material to the overall consolidated financial statements. In addition, the Company does not currently segregate assets by segment as a majority of the Company’s total assets are shared or considered non-segment assets. As a result, the Company has determined it is not useful to assign its shared assets to individual segments.

Segment information was as follows:

(dollars in thousands)	BioDiscovery	Cell Culture Systems	Corporate and Unallocated(1)	Total
Three Months Ended March 31, 2007
Revenues from external customers	$220,067	$88,586	$—	$308,653

Gross profit	158,774	41,579	(1,433)	198,920

Gross margin	72%	47%		64%
Selling and administrative	68,272	22,977	6,487	97,736
Research and development	23,391	3,023	1,031	27,445
Purchased intangibles amortization and business integration costs	—	—	29,384	29,384

Operating income (loss)	$67,111	$15,579	$(38,335)	$44,355

Operating margin	30%	18%		14%

Three Months Ended March 31, 2006
Revenues from external customers	$201,763	$78,278	$—	$280,041

Gross profit	140,484	41,966	(2,583)	179,867

Gross margin	70%	54%		64%
Selling and administrative	64,697	21,017	8,524	94,238
Research and development	24,027	2,653	1,048	27,728
Purchased intangibles amortization and business integration costs	—	—	30,144	30,144

Operating income (loss)	$51,760	$18,296	$(42,299)	$27,757

Operating margin	26%	23%		10%

(1)

Unallocated items for the three months ended March 31, 2007 and 2006 include noncash charges for purchase accounting inventory revaluations of zero and $1.8 million, amortization of purchased intangibles of $27.6 million and $28.0 million, amortization of deferred compensation of zero and $0.2 million, business consolidation costs of $1.8 million and $2.1 million, and expenses related to share-based payments as a result of the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments,” of $8.9 million and $10.1 million, respectively. These items are not allocated by management for purposes of analyzing the operations since they are principally non-cash or other costs resulting primarily from business restructuring or purchase accounting that are separate from ongoing operations.

6.	Long-Term Debt

Long-term debt consisted of the following:

(in thousands)	March 31, 2007	December 31, 2006
	(Unaudited)
3 1/4% Convertible Senior Notes (principal due 2025)	$350,000	$350,000
1 1/2% Convertible Senior Notes (principal due 2024)	450,000	450,000
2% Convertible Senior Notes (principal due 2023)	350,000	350,000
Capital leases	25	—
Other	1,243	2,785

Total debt	1,151,268	1,152,785
Less current portion	(558)	(1,961)

Total long-term debt	$1,150,710	$1,150,824

7.	Lines of Credit

On January 9, 2006, the Company entered into a syndicated $250.0 million senior secured credit facility (the Credit Facility) with Bank of America, N.A. Interest rates on outstanding borrowings are determined by reference to LIBOR or to an alternate base rate, with margins determined based on changes in the Company’s leverage ratio. Under the terms of the Credit Facility, the Company may request that the aggregate amount available be increased by $100.0 million of additional financing, subject to certain conditions having been met, including the availability of additional lender commitments. The Credit Facility contains various representations, warranties and affirmative, negative and financial covenants and conditions of default customary for financings of this type. The Company currently anticipates using the proceeds of the Credit Facility for the purpose of general working capital, capital expenditures, acquisitions and/or other capital needs as they may arise. The Credit Facility will terminate and all amounts outstanding under it will be due and payable in full on January 6, 2011. As of March 31, 2007, the available credit is $239.9 million as the Company has issued $10.1 million in letters of credit through the facility.

At March 31, 2007, the Company’s foreign subsidiaries in Brazil, China, Japan, New Zealand and Norway had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The credit facilities bear interest at a fixed rate, the Norwegian NIBOR rate, the Japan TIBOR, the People’s Bank of China rate and Mizhuho prime rate. The weighted average interest rate of these lines of credit was 4.78% at March 31, 2007. Under these lines of credit, the U.S. dollar equivalent of these facilities totaled $18.1 million, none of which was outstanding at March 31, 2007. There were no parent company guarantees associated with these facilities.

8.	Commitments and Contingencies

Letters of Credit

The Company had outstanding letters of credit totaling $10.1 million at March 31, 2007, of which $5.1 million was to support liabilities associated with the Company’s self-insured worker’s compensation programs and $5.0 million was to support its building lease requirements. These liabilities are reflected in other current liabilities and long-term deferred credits and reserves in the Consolidated Balance Sheets at March 31, 2007.

Executive Employment Agreements

The Company has employment contracts with key executives that provide for the continuation of salary if terminated for reasons other than cause, as defined in those agreements. At March 31, 2007, future employment contract commitments for such key executives were approximately $15.9 million for the remainder of fiscal year 2007.

Contingent Acquisition Obligations

Pursuant to the purchase agreements for certain prior year acquisitions, the Company could be required to make additional contingent cash payments based on the achievement of certain operating results of the acquired companies. Payments aggregating a maximum of $53.5 million based upon certain percentages of future gross sales of the acquired companies could be required through 2007. Additional payments of $9.0 million could be required of the Company based upon the achievement of certain development milestones through 2008. For the three months ended March 31, 2007, no contingent payments have been earned or paid for research and development milestones or for the achievement of operating results to date.

In addition, the purchase agreement for one of the prior year acquisitions may require the Company to make additional contingent cash payments based on percentages of future gross sales of the acquired company through 2009. The purchase agreement does not limit the payment to a maximum amount. The Company will account for any such contingent payments as an addition to the purchase price of the acquired company. No contingent payments have been earned as of March 31, 2007.

Environmental Liabilities

The Company assumed certain environmental exposures as a result of the merger with Dexter Corporation in 2000 and recorded reserves to cover estimated environmental clean-up costs. The environmental reserves, which are not discounted, were $7.3 million at March 31, 2007, and include current reserves of $0.8 million, which are estimated to be paid during this fiscal year, and long-term reserves of $6.5 million. In addition, the Company has an insurance policy to cover these assumed environmental exposures. Based upon currently available information, the Company believes that it has adequately provided for these environmental exposures and that the outcome of these matters will not have a material adverse effect on its consolidated results of operations.

Intellectual Properties

The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including protection of its owned and licensed intellectual property. The Company accrues for such contingencies when it is probable that a liability is incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. Specific royalty liabilities related to acquired businesses have been recorded on the consolidated financial statements at March 31, 2007.

Litigation

The Company is subject to potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted. These matters have arisen in the ordinary course and conduct of the Company’s business, as well as through acquisitions, and some are expected to be covered, at least partly, by insurance. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters that are pending or may be asserted could be decided unfavorably to the Company. Although the amount of liability at March 31, 2007 with respect to these matters cannot be ascertained, the Company believes that any resulting liability should not materially affect its consolidated financial statements.

9.	Pension Plans and Postretirement Health and Benefit Program

The Company has several defined benefit pension plans covering its U.S. employees and employees in several foreign countries.

The components of net periodic pension cost for the Company’s pension plans and postretirement health and benefit program for the three months ended March 31, 2007 and 2006 were as follows:

	Domestic Plans
(in thousands)	2007	2006
Service cost	$20	$20
Interest cost	834	821
Expected return on plan assets	(947)	(894)
Amortization of prior service cost	60	60
Amortization of actuarial loss	376	430

Net periodic pension cost	$343	$437

	Foreign Plans
(in thousands)	2007	2006
Service cost	$1,142	$1,197
Interest cost	806	680
Expected return on plan assets	(647)	(604)
Amortization of actuarial loss	146	148

Net periodic pension cost	$1,447	$1,421

10.	Income Taxes

Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

As of March 31 and January 1, 2007, the total amount of gross unrecognized tax benefits was $25.5 million and $25.2 million, of which $18.3 million and $17.6 million would reduce our income tax expense and effective tax rate, if recognized. The cumulative effects of applying this interpretation have been recorded as a decrease of $1.4 million to Retained earnings, an increase of $2.7 million to net deferred income tax assets, a decrease to goodwill of $1.1 million and an increase of $3.1 million to income taxes payable.

In conjunction with the adoption of FIN 48, we have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31 and January 1, 2007, the total amount of accrued income tax-related interest and penalties included in the Condensed Consolidated Statement of Financial Position was $2.1 million and $1.8 million.

The Company is subject to routine compliance reviews on various tax matters around the world in the ordinary course of business. Currently, audits are occurring in the United States, New Zealand, United Kingdom, Norway, and various other tax jurisdictions. The U.S. audit cycle is for our consolidated income tax returns for 2004 and is expected to be completed in 2008. After the 2004 IRS audit cycle, the remaining years subject to IRS examinations are 2005 and 2006.

During 2007, global audit resolutions could potentially reduce our unrecognized tax benefits by as much as $1.9 million, either because our tax positions are sustained or because we agree to the audit disallowance, depending on the outcomes of ongoing examinations.

Income taxes are determined using an estimated annual effective tax rate. The provision for income taxes is less than the 35% U.S. federal statutory rate due primarily to lower tax rates in certain non-U.S. jurisdictions, export and domestic production incentives, research and development tax credits available from various jurisdictions, net of state income taxes and the effect of certain non-deductible expenses and other adjustments.

11.	Stock Repurchase Program

In August 2006, the Company’s Board of Directors authorized a $500 million share repurchase program of the Company’s common stock. During the three months ended March 31, 2007, the Company repurchased 1.5 million shares at a total cost of approximately $99.7 million. The cost of repurchased shares are included in treasury stock and reported as a reduction in stockholder’s equity.

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

Forward-looking Statements

Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the Federal Securities Laws. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will”, “expects”, “estimates,” “projects,” “positioned,” “strategy,” “outlook,” and similar words. You should read statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to, those discussed below under “Risk Factors That May Affect Future Results” and elsewhere in this Quarterly Report as well as other risks and uncertainties detailed in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 1, 2007. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

Revenues for the three months ended March 31, 2007 were $308.7 million, with income from continuing operations of $29.9 million, and net income of $30.3 million.

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

CRITICAL ACCOUNTING POLICIES

There were no significant changes in critical accounting policies from those at December 31, 2006. For additional information on the recent accounting pronouncements impacting our business, see Note 1 of the Notes to Consolidated Financial Statements included in Item 1.

Discontinued Operations

In the first quarter of 2007, our Board of Directors approved a plan to sell the BioReliance subsidiary, a contract service organization which provides biological safety testing, toxicology, viral manufacturing, and laboratory animal diagnostic services and is a part of our Cell Culture Systems segment. On February 13, 2007, we reached a definitive agreement to sell our BioReliance business unit to Avista Capital Partners for approximately $210.0 million. In 2006, BioReliance generated $105.0 million in annual revenue. In April 2007, we completed the sale of BioReliance and received net cash proceeds of approximately $209.0 million.

Additionally, we finalized the sale of BioSource Europe, S.A., a diagnostic business located in Belgium, on February 1, 2007 to a private investor group in Belgium.

RESULTS OF OPERATIONS

First Quarter of 2007 Compared to First Quarter of 2006

The following table compares revenues and gross margin by segment for the first quarter of 2007 and 2006:

	Three months ended March 31,
(in millions)(unaudited)	2007	2006	Increase	% Increase
BioDiscovery revenues	$220.1	$201.8	$18.3	9%
Cell Culture Systems revenues	88.6	78.2	10.4	13%

Total revenues	$308.7	$280.0	$28.7	10%

BioDiscovery gross margin	72%	70%
Cell Culture Systems gross margin	47%	54%
Total gross margin	64%	64%

Revenues

Revenues increased by $28.7 million or 10% for the first quarter of 2007 compared to the first quarter of 2006. Foreign currency translation increased revenues by $8.1 million or 3%. The remaining $20.6 million or 7% of growth was primarily due to increased volume and price of $17.6 million and increased royalty revenue of $3.0 million.

Gross Profit

Gross profit increased $19.1 million or 11% in the first quarter of 2007 compared to the first quarter of 2006. The increase in gross profit was driven by $10.3 million in increased volume and pricing, $5.1 million in reduced costs, $4.1 million in favorable currency translation and $1.7 million from royalty related items, partially offset by an increase in the mix of lower margin product. Included in gross margin for the first quarter 2006 was approximately $2.2 million of costs associated with the write-up of acquired inventory to fair market value as a result of a business combination. In accordance with purchase accounting rules, this acquired inventory was written-up to fair market value and subsequently expensed as the inventory was sold. The impact of this inventory revaluation decreased our overall gross margin by less than one percentage point in the first quarter of 2006.

Operating Expenses

The following table compares operating expenses by segment for the first quarter of 2007 and 2006:

	Three months ended March 31,
	2007		2006
(in millions) (unaudited)	Operating expense	As a percentage of segment revenues	Operating expense	As a percentage of segment revenues	$ Increase (decrease)	% Increase (decrease)
BioDiscovery segment:
Sales and marketing	$42.3	19%	$42.6	21%	$(0.3)	(1%)
General and administrative	26.0	12%	22.1	11%	3.9	18%
Research and development	23.4	11%	24.0	12%	(0.6)	(3%)
CCS segment:
Sales and marketing	$13.4	15%	$13.5	17%	$(0.1)	(1%)
General and administrative	9.5	11%	7.5	10%	2.0	27%
Research and development	3.0	3%	2.7	3%	0.3	11%
Unallocated(1) :
Sales and marketing	$1.5		$1.2		$0.3
General and administrative	5.0		7.3		(2.3)
Research and development	1.0		1.0		—
Consolidated:
Sales and marketing	$57.2	19%	$57.3	20%	$(0.1)	—
General and administrative	40.5	13%	36.9	13%	3.6	10%
Research and development	27.4	9%	27.7	10%	(0.3)	(1%)

(1)	Consists primarily of shared-based compensation expense associated with the adoption of SFAS 123R. See Note 1 of the Consolidated Financial Statements for additional information.

Sales and Marketing. For the first quarter of 2007, sales and marketing expenses decreased $0.1 million compared to the first quarter of 2006. This decrease was driven by a decrease of $1.8 million in travel and entertainment expenses, a $0.3 million decrease in all other expenses and an increase of $2.0 million in compensation and benefits.

General and Administrative. For the first quarter of 2007, general and administrative expenses increased $3.6 million or 10% compared to the first quarter of 2006. This increase was driven by a $2.7 million increase in compensation and benefits, a $1.6 million increase in outside services and a $1.0 million increase in bad debt expense, partially offset by a decrease in stock-based compensation.

Research and Development. Research and development expenses for the first quarter of 2007 decreased $0.3 million or 1% compared to the first quarter of 2006. This decrease is driven by a $1.7 million decrease in compensation and benefits, partially offset by a $1.2 million increase in outside services.

Purchased Intangibles Amortization. Amortization expense related to purchased intangible assets acquired in our business combinations was $27.6 million for the first quarter of 2007 compared to $28.0 million for the first quarter of 2006.

Business Consolidation Costs. Business consolidation costs for the three months ended March 31, 2007 were $1.8 million compared to $2.1 million in the first quarter of 2006. These costs are associated with our efforts to realign our business and consolidation of certain facilities. We expect to continue to incur business consolidation costs in 2007 as we further consolidate operations and facilities.

Interest Income. Interest income was $4.0 million for the first quarter of 2007 compared to $6.5 million for the first quarter of 2006. The decrease is mainly due to lower average cash and investment balances in the first quarter of 2007 compared to the first quarter of 2006.

Interest income in the future will be affected by changes in short-term interest rates and changes in cash balances, which may materially increase or decrease as a result of acquisitions and other financing activities.

Interest Expense. Interest expense was $7.2 million for the first quarter of 2007 compared to $8.3 million for the first quarter of 2006. The decrease was mainly due to a lower average balance of our convertible debt in the first three months of 2007 compared to the first three months of 2006 as a result of the repayment of our 2006 notes which occurred in December 2006.

Provision for Income Taxes. The estimated annual effective tax rate on continuing operations as a percentage of pre-tax income was 26.9% for the first quarter of 2007 compared with 30.4% for the first quarter of 2006. The decrease in the in the effective tax rate is due primarily to increased tax benefits on our stock compensation expense as accounted for under SFAS 123R .

Segment Results for the First Quarter of 2007 Compared to the First Quarter of 2006

BioDiscovery Segment. BioDiscovery revenues for the first quarter of 2007 increased $18.3 million or 9% compared to the first quarter of 2006. The increase was mainly driven by $9.5 million in increased volume and pricing, $3.0 million in increased royalties, and $5.8 million in favorable currency translation. BioDiscovery gross margin for the first quarter of 2007 increased two percentage points to 72% compared to the first quarter of 2006. BioDiscovery gross margin in the first quarter of 2007 was favorably impacted by increased volume, the impact of higher royalty revenue and increased pricing. BioDiscovery operating margin increased four percentage points to 30% for the first quarter of 2007 compared to the first quarter of 2006. The increase was due to the increase in BioDiscovery gross margin and lower spending in sales and marketing and research and development as a percentage of revenues in the first quarter of 2007 compared to the same quarter in 2006.

CCS Segment. CCS revenues for the first quarter of 2007 increased $10.4 million or 13% compared to the first quarter of 2006. The increase was mainly due to $9.1 million in increased volume and $2.3 million in favorable currency translation, partially offset by a $1.0 million decrease in pricing. CCS gross margin for the first quarter of 2007 decreased seven percentage points to 47% compared to the first quarter of 2006. The decrease was mainly due to declines in sera pricing, unfavorable shifts in product mix, higher manufacturing costs, and higher operations costs. CCS operating margin decreased by five percentage points to 18% for the first quarter of 2007 compared to the first quarter of 2006. The decrease was mainly due to decreased gross margins and higher general and administration expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $329.4 million at March 31, 2007, a decrease of $13.7 million from December 31, 2006 primarily due to cash provided from operating activities of $67.9 million, and favorable impact of foreign currency of $1.9 million, partially offset cash used in investing activities of $4.2 million and by cash used in financing activities of $85.8 million. Cash flow from discontinued operations are included in the consolidated statements of cash flows.

Operating activities provided net cash of $67.9 million during the first quarter of 2007 primarily from our net income of $30.3 million and net non-cash charges of $61.5 million. Net changes in operating assets and liabilities reduced cash from operating activities by $23.9 million. The decrease was mainly due to a $10.7 million decrease in accrued expenses and other liabilities, a $2.7 million increase in prepaid expenses and other assets, a $5.5 million increase in inventories due to timing of when inventories were produced and sold and $13.6 million decrease in income taxes payable primarily due to an increase in our income tax provision. These decreases were partially offset by a $7.4 million decrease in accounts payable primarily due to timing of when payments were made.

As a result of working capital improvement programs, we expect to utilize our working capital more efficiently in the future resulting in higher inventory turnover and lower days sales outstanding. Our working capital factors, such as inventory turnover and days sales outstanding are seasonal, and on an interim basis during the year, may require an influx of short-term working capital.

On January 9, 2006, we entered into a syndicated $250.0 million senior secured credit facility (the Credit Facility) with Bank of America, N.A. Interest rates on outstanding borrowings are determined by reference to LIBOR or to an alternate base rate, with margins determined based on changes in our leverage ratio. Under the terms of the Credit Facility, we may request that the aggregate amount available be increased by $100.0 million of additional financing, subject to certain conditions having been met, including the availability of additional lender commitments. The Credit Facility contains various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financings of this type. We currently anticipate using the proceeds of the Credit Facility for the purpose of general working capital and capital expenditures, and the Credit Facility will terminate and all amounts outstanding under it will be due and payable in full on January 6, 2011. As of March 31, 2006 and 2007, the available credit were $250.0 million and $ 239.9 million as the Company has issued $0.0 million and $10.1 million, respectively, in letters of credit through the facility. See Note 7 of the Notes to Consolidated Financial Statements.

As of March 31, 2007, several of the Company’s foreign subsidiaries had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The U.S. dollar equivalent of these facilities totaled $18.1 million, none of which was outstanding at March 31, 2007.

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

We intend to continue our strategic investment activities in new product development, in-licensing technologies and acquisitions that support our BioDiscovery and CCS platforms. In the event additional funding needs arise, we may obtain cash through new debt or stock issuance, or a combination of sources.

CONTRACTUAL OBLIGATIONS

We did not enter into any significant contractual obligations during the three months ended March 31, 2007. We have no significant contractual obligations not fully recorded on our Consolidated Balance Sheets or fully disclosed in the Notes to our Consolidated Financial Statements. We have no off-balance sheet arrangements as defined in S-K 303(a)(4)(ii). See Note 8 to our Consolidated Financial Statements.

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

Foreign Currency Transactions

We have operations in the Americas, Europe and Asia-Pacific. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. Many of our reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in exchange rates because they may become worth more or less than they were worth at the time we entered into the transaction due to changes in exchange rates. Both realized and unrealized gains or losses on the value of these receivables and payables are included in the determination of net income. Realized and unrealized gains or losses on the value of financial contracts entered into to hedge the exchange rate exposure of these receivables and payables are also included in the determination of net income. Net currency exchange gains recognized on business transactions, net of hedging transactions, were $59,000 for the three months ended March 31, 2007 and are included in other income and expense in the Consolidated Statements of Operations.

Our currency exposures vary, but are primarily concentrated in the euro, British pound sterling, Norwegian kroner and Japanese yen. Historically, we have used foreign currency forward contracts to mitigate foreign currency risk on foreign currency receivables and payables. At March 31, 2007, we had no foreign currency forward contracts outstanding to hedge currency risk on specific receivables and payables.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

We are engaged in various legal actions arising in the ordinary course of our business and believe that the ultimate outcome of these actions will not have a material adverse effect on our business or financial condition.

ITEM 1A. Risk Factors.

There are no material changes from risk factors disclosed in our Form 10-K for the year ended December 31, 2006, as filed on March 1, 2007.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	None.

c)

Period	(a) Total Number of Shares (or Units) purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	—	$—	$—	$150,008,217
February 1 - February 28	1,211,200	$65.99	$79,928,838	$70,079,379
March 1 - March 31	309,687	$63.75	$19,742,098	$50,337,281
Total	1,520,887	$65.53	$99,670,936	$50,337,281

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

INVITROGEN CORPORATION

Date:	May 7, 2007	By:	/s/ David F. Hoffmeister
David F. Hoffmeister Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

3.1	Restated Certificate of Incorporation of Invitrogen, as amended.(1)

3.2	Amended and Restated Bylaws of Invitrogen.(2)

3.3	Certificate of Correction to the Restated Certificate of Incorporation of Invitrogen, dated February 21, 2001.(3)

4.1	Specimen Common Stock Certificate.(4)

4.2	5 1/2% Convertible Subordinated Notes Due 2007, Registration Rights Agreement, by and among Invitrogen, and Donaldson, Lufkin & Jenrette Securities Corporation et al., as Initial Purchasers, dated March 1, 2000.(5)

4.3	Indenture, by and between Invitrogen and State Street Bank and Trust Company of California, N.A., dated March 1, 2000.(5)

4.4	2 1/4% Convertible Subordinated Notes due 2006, Registration Rights Agreement, by and among Invitrogen and Credit Suisse First Boston Corporation et al., as Initial Purchasers, dated December 11, 2001.(6)

4.5	Indenture, by and between Invitrogen and State Street Bank and Trust Company of California, N.A. and Table of Contents of Indenture, including Cross-Reference Table to the Trust Indenture Act of 1989, dated December 11, 2001.(6)

4.6	2% Convertible Senior Notes Due 2023, Registration Rights Agreement, by and among Invitrogen, and UBS Securities LLC and Credit Suisse First Boston LLC, as Initial Purchasers, dated August 1, 2003.(7)

4.7	Indenture, by and between Invitrogen and U.S. Bank National Association, dated August 1, 2003.(7)

4.8	1 1/2% Convertible Senior Notes Due 2024, Registration Rights Agreement, by and among Invitrogen, and UBS Securities LLC and Bear Stearns & Co Inc., as Initial Purchasers, dated February 19, 2004.(8)

4.9	Indenture, by and between Invitrogen and U.S. Bank National Association, dated February 19, 2004.(8)

4.10	Indenture, by and between Invitrogen and U.S. Bank National Association, dated as of December 14, 2004. (9)

4.11	Indenture, by and between Invitrogen and U.S. Bank National Association, dated as of December 14, 2004. (9)

4.12	3.25% Convertible Senior Notes Due 2025, Registration Rights Agreement, by and among Invitrogen, and UBS Securities LLC and Banc of America Securities LLC., as Initial Purchasers, dated June 20, 2005. (10)

4.13	3.25% Convertible Senior Notes Due 2025, Indenture, by and between Invitrogen and U.S. Bank National Association, dated June 20, 2005.(10)

10.101	Form of Change-In-Control Agreement for executive officers employed on or before February 28, 2007.(11)

10.102	Form of Change-In-Control Agreement for executive officers employed after February 28, 2007. (11)

10.103	Form of Amended and Restated Change-In-Control Agreement for the Chief Executive Officer . (11)

10.104	Notice of Grant.(11)

10.105	Performance Share Agreement. (11)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2000 (File No. 000-25317).

(2)	The Amended and Restated Bylaws are incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-68665). A further amendment to the Bylaws adopted by a Resolution of the Board of Directors dated July 19, 2001 is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2001 (File No. 000-25317).

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2001 (File No. 000-25317).

(4)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-68665).

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-37964).

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2001 (File No. 000-25317), as amended.

(7)	Incorporated by reference to Registrant’s Registration Statement on Form S-3 (File No. 333-110060).

(8)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2004 (File No. 000-25317).

(9)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-K for the year period ended December 31, 2004. (File No. 000-25317).

(10)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on June 24, 2005 (File No. 000-25317).

(11)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on March 2, 2007 (File No. 000-25317).