Form 10-Q/A
period 2007-03-31
INVITROGEN CORP
filed 2007-05-11
CIK 1073431

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This amendment to the registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed with the Securities and Exchange Commission on May 10, 2007 (the “Form 10-Q”) is being filed solely to correct the inadvertent omission of a portion of the text in Item 3 and Item 4 of Part 1 to the Form 10-Q. This Form 10-Q/A does not alter any other part of the Form 10-Q, including the financial statements and management’s discussion and analysis of financial condition and results of operations.

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

In addition to hedging the value of our foreign currency receivables and payables, our foreign currency-hedging program includes hedging of forecasted foreign currency cash flows. The increase or decrease in value of forward contracts to hedge forecasted foreign currency cash flows prior to their maturity are accounted for as cash flow hedges and recorded in other comprehensive income in the Consolidated Balance Sheets. To the extent any portion of the forward contracts is determined to not be an effective hedge, the increase or decrease in value prior to the maturity are recorded in other income and expense in the Consolidated Statements of Operations. At March 31, 2007, we did not have any outstanding forward contracts to hedge forecasted foreign currency cash flows.

Commodity Prices

Our exposure to commodity price changes relates to certain manufacturing operations that utilize certain commodities as raw materials. We manage our exposure to changes in those prices primarily through our procurement and sales practices.

Interest Rates

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The fair value of our cash equivalents and marketable securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. At March 31, 2007, we had $333.5 million in cash, cash equivalents and marketable securities, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of $329.4 million of our cash and cash equivalents at March 31, 2007, as these consisted of securities with maturities of less than three months. A 100 basis point increase or decrease in interest rates would, however, decrease or increase, respectively, the remaining $4.1 million of our investments by approximately $29,000. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our statement of operations until the investment is sold or if the reduction in fair value was determined to be a permanent impairment.

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

In addition, the Principal Executive Officer and Principal Financial Officer have concluded that there have been no changes to the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter that has materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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