Form 10-Q
period 2007-06-30
INVITROGEN CORP
filed 2007-08-06
CIK 1073431

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐ .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer  ☒    Accelerated filer   ☐    Non-accelerated filer  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    or    No  ☒

As of August 2, 2007, 46,307,936 shares of the Registrant’s Common Stock were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

INVITROGEN CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$565,802	$343,181
Short-term investments	—	8,914
Restricted cash and investments	4,282	4,393
Trade accounts receivable, net of allowance for doubtful accounts of $8,595 and $6,968, respectively	192,652	177,510
Inventories	155,779	146,400
Deferred income tax assets	32,633	35,184
Prepaid expenses and other current assets	37,439	25,022

Total current assets	988,587	740,604

Assets from discontinued operations (includes cash and cash equivalents of $651 and $23,712 as of June 30, 2007 and December 31, 2006, respectively)	651	262,575

Long-term investments	2,876	2,850
Property and equipment, net	282,738	275,419
Goodwill	1,504,395	1,480,008
Intangible assets, net	319,420	371,705
Deferred income tax assets	3,247	1,858
Other assets	47,217	47,856

Total assets	$3,149,131	$3,182,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$559	$1,961
Accounts payable	87,571	85,274
Shut down accrual	29,885	28,751
Accrued expenses and other current liabilities	88,814	91,396
Income taxes payable	5,557	20,704

Total current liabilities	212,386	228,086

Liabilities from discontinued operations	4,373	28,171

Long-term debt	1,150,706	1,150,824
Pension liabilities	42,114	38,444
Deferred income tax liabilities	68,426	92,942
Income taxes payable	24,365	—
Other long-term obligations, deferred credits and reserves	14,645	13,981

Total liabilities	1,517,015	1,552,448

Stockholders’ equity:
Preferred stock; $0.01 par value, 6,405,884 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value, 125,000,000 shares authorized; 59,560,400 and 58,967,060 shares issued, respectively	596	590
Additional paid-in-capital	2,278,849	2,220,536
Accumulated other comprehensive income	60,153	34,994
Retained earnings	15,022	(54,680)
Less cost of treasury stock: 13,349,825 and 11,111,491, respectively	(722,504)	(571,013)

Total stockholders’ equity	1,632,116	1,630,427

Total liabilities and stockholders’ equity	$3,149,131	$3,182,875

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Revenues	$321,690	$285,354	$630,343	$565,395
Cost of revenues	118,191	103,913	227,924	204,087
Purchased intangibles amortization	27,957	27,771	55,543	55,784

Gross profit	175,542	153,670	346,876	305,524

Operating expenses:
Sales and marketing	62,436	60,190	119,651	117,539
General and administrative	44,791	39,053	85,312	75,942
Research and development	28,604	25,760	56,049	53,488
Business integration costs	724	3,268	2,522	5,399

Total operating expenses	136,555	128,271	263,534	252,368

Operating income	38,987	25,399	83,342	53,156

Other income (expense):
Interest income	7,931	7,726	11,900	14,216
Interest expense	(6,944)	(8,049)	(14,128)	(16,378)
Other income	350	1,466	96	1,848

Total other income (expense), net	1,337	1,143	(2,132)	(314)

Income from continuing operations, before provision for income taxes	40,324	26,542	81,210	52,842
Income tax provision	(10,927)	(7,540)	(21,921)	(15,535)

Net income from continuing operations	29,397	19,002	59,289	37,307
Net income from discontinued operations, net of tax	11,481	678	11,855	1,591

Net income	$40,878	$19,680	$71,144	$38,898

Basic earnings per common share:
Net income from continuing operations	$0.63	$0.36	$1.26	$0.70
Net income from discontinued operations	0.25	0.01	0.25	0.03

Net income	$0.88	$0.37	$1.51	$0.73

Weighted average shares outstanding	46,470	53,226	46,907	53,113

Diluted earnings per common share:
Net income from continuing operations	$0.62	$0.35	$1.24	$0.69
Net income from discontinued operations	0.24	0.01	0.25	0.03

Net income	$0.86	$0.36	$1.49	$0.72

Weighted average shares outstanding	47,724	54,824	48,015	54,823

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the six months ended June 30,
	2007	2006
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$71,144	$38,898
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of businesses acquired and divested:
Depreciation	18,305	19,930
Amortization of intangible assets	55,543	60,648
Amortization of deferred debt issue costs	724	1,238
Amortization of premiums on investments, net of accretion of discounts	36	(4,036)
Share-based compensation	25,042	24,235
Incremental tax benefits from stock options exercised	(5,161)	(2,125)
Deferred income taxes	1,980	(31,796)
Other non-cash adjustments	4,610	5,080
Changes in operating assets and liabilities:
Trade accounts receivable	(12,505)	(10,531)
Inventories	(11,238)	(21,129)
Prepaid expenses and other current assets	(11,465)	5,892
Other assets	614	1,188
Accounts payable	2,016	(16,005)
Accrued expenses and other liabilities	4,200	(21,780)
Income taxes	(6,759)	7,685

Net cash provided by operating activities	137,086	57,392

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of available-for-sale securities	8,878	188,933
Net cash paid for business combinations	(12,482)	(24,804)
Net cash received for divestitures	209,901	—
Purchases of property and equipment	(25,697)	(31,954)
Proceeds from the sale of assets	—	10,645
Payments for intangible assets	—	(6,683)

Net cash provided by investing activities	180,600	136,137

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term obligations	(1,402)	(56,206)
Principal payments on lines of credit	(1,832)	—
Purchase of treasury stock	(150,009)	—
Proceeds from sale of common stock	28,029	18,487
Incremental tax benefits from stock options exercised	5,161	2,125

Net cash used in financing activities	(120,053)	(35,594)
Effect of exchange rate changes on cash	1,927	7,102

Net increase in cash and cash equivalents	199,560	165,037
Cash and cash equivalents, beginning of period	366,893	435,230

Cash and cash equivalents, end of period	$566,453	$600,267

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

Principles of Consolidation

The consolidated financial statements include the accounts of Invitrogen Corporation and its majority owned or controlled subsidiaries collectively referred to as Invitrogen (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation. For purposes of these Notes to Consolidated Financial Statements, gross profit is defined as revenues less cost of revenues including amortization of purchased intangibles and gross margin is defined as gross profit divided by revenues. Operating income is defined as gross profit less operating expenses, and operating margin is defined as operating income divided by revenues.

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

Reclassification

The consolidated financial statements include a reclassification of amortization of purchased intangibles from operating expenses into the determination of gross profit.

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

Computation of Earnings Per Share

Basic earnings per share was computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur from the following items:

•	Convertible subordinated notes and contingently convertible notes where the effect of those securities is dilutive;

•	Dilutive stock options; and

•	Unvested restricted stock

Computations for basic and diluted earnings per share are as follows:

(in thousands, except per share data)	Net Income (Numerator)	Shares (Denominator)	Earnings Per Share
Three Months Ended June 30, 2007
Basic earnings per share:
Net income from continuing operations	$29,397		$0.63
Net income from discontinued operations, net of tax	11,481		0.25

Total basic earnings	$40,878	46,470	$0.88

Diluted earnings per share:
Net income from continuing operations	$29,397
Dilutive stock options	—	886
Unvested restricted stock	—	51
2% Convertible Senior Notes due 2023	30	279
1 1/2% Convertible Senior Notes due 2024	10	38

Net income from continuing operations plus assumed conversions	29,437		$0.62
Net income from discontinued operations plus assumed conversions	11,481		0.24

Total diluted earnings	$40,918	47,724	$0.86

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		4,455

Three Months Ended June 30, 2006
Basic earnings per share:
Net income from continuing operations	$19,002		$0.36
Net income from discontinued operations, net of tax	678		0.01

Total basic earnings	$19,680	53,226	$0.37

Diluted earnings per share:
Net income from continuing operations	$19,002
Dilutive stock options	—	754
Unvested restricted stock	—	77
2% Convertible Senior Notes due 2023	105	478
1 1/2% Convertible Senior Notes due 2024	71	289

Net income from continuing operations plus assumed conversions	$19,178		$0.35
Net income from discontinued operations plus assumed conversions	678		0.01

Total diluted earnings	$19,856	54,824	$0.36

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		5,104
2 1/4% Convertible Subordinated Notes due 2006		2,113

(in thousands, except per share data)	Net Income (Numerator)	Shares (Denominator)	Earnings Per Share
Six Months Ended June 30, 2007
Basic earnings per share:
Net income from continuing operations	$59,289		$1.26
Net income from discontinued operations, net of tax	11,855		0.25

Total basic earnings	$71,144	46,907	$1.51

Diluted earnings per share:
Net income from continuing operations	$59,289
Dilutive stock options	—	801
Unvested restricted stock	—	60
2% Convertible Senior Notes due 2023	61	209
1 1/2% Convertible Senior Notes due 2024	19	38

Net income from continuing operations plus assumed conversions	59,369		$1.24
Net income from discontinued operations plus assumed conversions	11,855		0.25

Total diluted earnings	$71,224	48,015	$1.49

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		4,769

Six Months Ended June 30, 2006
Basic earnings per share:
Net income from continuing operations	$37,307		$0.70
Net income from discontinued operations, net of tax	1,591		0.03

Total basic earnings	$38,898	53,113	$0.73

Diluted earnings per share:
Net income from continuing operations	$37,307
Dilutive stock options	—	797
Unvested restricted stock	—	79
2% Convertible Senior Notes due 2023	222	544
1 1/2% Convertible Senior Notes due 2024	143	290

Net income from continuing operations plus assumed conversions	$37,672		$0.69
Net income from discontinued operations plus assumed conversions	1,591		0.03

Total diluted earnings	$39,263	54,823	$0.72

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		4,653
2 1/4% Convertible Subordinated Notes due 2006		2,352

Share-Based Compensation

The Company has ten stock option plans: the 1995, 1997, 2000, 2001, 2002 and 2004 Invitrogen Corporation stock option plans, the 1996 and 1998 NOVEX Stock Option/Stock Issuance Plans, the Life Technologies 1995 and 1997 Long-Term Incentive Plans. During 2004, the Company’s shareholders approved the 2004 Invitrogen Equity Incentive Plan (the 2004 Plan), which replaced the Company’s 1995, 1997, 2000, 2001 and 2002 stock option plans (collectively, the Prior Plans). Upon approval of the 2004 Plan, all Prior Plans were frozen and a total of 5.7 million shares of the Company’s common stock were reserved for granting of new awards under the 2004 Plan. The total shares reserved for issuance under the 2004 Plan includes all options and other awards that the Company has granted that are still outstanding under the Prior Plans as of June 30, 2007. Pursuant to an employment agreement entered in May 2003, the Company granted an option to purchase 675,000 shares of the Company’s common stock to its Chief Executive Officer, which was granted outside any of the Company’s option plans discussed above.

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

Stock Options and Purchase Rights

The underlying assumptions used to value employee stock options and purchase rights granted during the six months ended June 30, 2007 and 2006 were as follows:

	Six months ended June 30,
	2007	2006
Stock Options
Weighted average risk free interest rate	4.76%	4.94%
Expected term of share-based awards	4.5 yrs	4.2 yrs
Expected stock price volatility	30%	33%
Expected dividend yield	0%	0%
Weighted average fair value of share-based awards granted	$23.79	$22.86

Purchase Rights
Weighted average risk free interest rate	4.90%	4.97%
Expected term of share-based awards	1.1 yrs	1.1 yrs
Expected stock price volatility	30%	34%
Expected dividend yield	0%	0%
Weighted average fair value of share-based awards granted	$18.22	$20.54

The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes. The Company considered its historical experience of pre-vesting option forfeitures as the basis to arrive at its estimated annual pre-vesting option forfeiture rate of 8.8% and 9.0% per year for the six months ended June 30, 2007 and 2006, respectively. All option awards, including those with graded vesting, were valued as a single award with a single average expected term and are amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. At June 30, 2007, there was $60.2 million remaining in unrecognized compensation cost related to employee stock options (including stock options assumed in business combinations), which is expected to be recognized over a weighted average period of two years. No compensation cost was capitalized during the six months ended June 30, 2007 as the amounts involved were not material.

Total share-based compensation expense for employee stock options (including stock options assumed in business combinations) and purchase rights for the three and six months ended June 30, 2007 and 2006 is comprised of the following:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2007	2006	2007	2006
Cost of revenues	$1,547	$765	$2,980	$1,502
Sales and marketing	1,649	1,262	3,176	2,473
General and administrative	5,360	7,617	10,321	14,930
Research and development	1,114	1,072	2,145	2,120

Share-based compensation expense before taxes	9,670	10,716	18,622	21,025
Related income tax benefits	2,670	2,283	5,161	4,657

Share-based compensation expense, net of taxes	$7,000	$8,433	$13,461	$16,368

Net share-based compensation expense per common share:
Basic	$0.15	$0.16	$0.29	$0.31
Diluted	$0.15	$0.15	$0.28	$0.30

Restricted Stock Units

Restricted stock units represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. An exercise price and monetary payment are not required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. Restricted stock units generally vest over three to four years. Compensation cost for these awards is based on the estimated fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. There were no pre-vesting forfeitures estimated for the six months ended June 30, 2007 and 2006. For the three months ended June 30, 2007 and 2006, the Company recognized $1.4 million and $1.0 million, respectively, and the Company recognized $2.4 million and $2.3 million for the six months ended June 30, 2007 and 2006, respectively, in share-based compensation cost related to these restricted stock unit awards. At June 30, 2007, there was $10.0 million remaining in unrecognized compensation cost related to these awards, which is expected to be recognized over a weighted average period of two years. The weighted average fair value of restricted stock units granted during the six months ended June 30, 2007 and 2006 was $65.56 and $66.95, respectively.

During 2007, the Company awarded performance share-based grants. For the three months and six months ended June 30, 2007, the Company recognized $1.2 million and $1.6 million in performance share-based compensation cost, respectively. As of June 30, 2007, there was $13.3 million of total unrecognized compensation cost related to performance share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of three years.

Restricted Stock Awards

During 2004 and 2003, the Company issued 20,000 and 155,000 shares of restricted stock awards, respectively, with a weighted average grant date fair value of $72.77 for issuances during 2004 and $49.34 for issuances during 2003 to certain executive officers and key employees. The awards generally vest over four years. Compensation cost for these restricted stock awards is based on the estimated fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. There were no pre-vesting forfeitures estimated for the six months ended June 30, 2007 and 2006. For the three months ended June 30, 2007 and 2006, the Company recognized $0.3 million and $0.5 million, respectively, and the Company recognized $0.8 million and $1.0 million for the six months ended June 30, 2007 and 2006, respectively, in share-based compensation cost related to these restricted stock awards.

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

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires that we recognize the overfunded or underfunded status of our defined benefit and retiree medical plans (our Plans) as an asset or liability and to recognize as a component of other comprehensive income, including the gain or losses and prior service costs or credits and the transition asset or obligation remaining from the initial application of SFAS 87, Employers’ Accounting for Pensions, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those statements in our 2006 year-end balance sheet. SFAS 158 also requires us to measure the funded status of our Plans as of our year-end balance sheet date no later than 2008. Aggregated net increase in other comprehensive income due to the adoption of SFAS158 was $5.4 million for the foreign plans and no impact on the domestic plans as of December 31, 2006. The Company currently expects to adopt in the fourth fiscal quarter of 2008 the provisions of SFAS158 relating to the changes in measurement date, which is not expect to have a material impact on the Company’s consolidated financial statements.

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

2.	Composition of Certain Financial Statement Items

Investments

Investments consisted of the following:

(in thousands)	June 30, 2007	December 31, 2006
	(Unaudited)
Short-term
U.S. Treasury and Agency obligations	$—	$8,914

Total short-term investments	—	8,914

Long-term
Equity securities	2,876	2,850

Total long-term investments	2,876	2,850

Total investments	$2,876	$11,764

Inventories

Inventories consisted of the following:

	June 30, 2007	December 31, 2006
(in thousands)	(Unaudited)
Raw materials and components	$32,504	$27,003

Work in process (materials, labor and overhead)	30,204	23,536
Adjustment to write up acquired work in process inventory to fair value	42	—

Total work in process	30,246	23,536

Finished goods (materials, labor and overhead)	92,601	95,735
Adjustment to write up acquired finished goods inventory to fair value	428	126

Total finished goods	93,029	95,861

Total inventories	$155,779	$146,400

Property and Equipment

Property and equipment consisted of the following:

	Estimated useful life	June 30, 2007	December 31, 2006
(in thousands)	(In years)	(Unaudited)
Land	—	$19,599	$18,956
Building and improvements	1-50	170,211	168,323
Machinery and equipment	1-10	149,042	148,051
Internal use software	1-10	115,835	58,597
Construction in process	—	4,044	37,757

Total property and equipment		458,731	431,684
Accumulated depreciation and amortization		(175,993)	(156,265)

Total property and equipment, net		$282,738	$275,419

Goodwill and Other Intangible Assets

The $24.4 million increase in goodwill on the consolidated balance sheets from December 31, 2006 to June 30, 2007 was the result of $17.0 million in foreign currency translation, $8.0 million related to the acquisition of Cascade Biologics, Inc. (Cascade) during the second quarter of fiscal year 2007 and $0.5 million in adjustments for prior year acquisitions, offset by a $1.1 million decrease due to the application of FIN 48 to tax provisions taken in certain preacquisition tax returns.

Intangible assets consisted of the following:

	June 30, 2007			December 31, 2006
	Weighted average Life	Gross carrying amount	Accumulated amortization	Weighted average Life	Gross carrying amount	Accumulated amortization
(in thousands)	(Unaudited)
Amortized intangible assets:
Purchased technology	7 years	$759,413	$(522,510)	7 years	$758,748	$(477,719)
Purchased tradenames and trademarks	8 years	79,070	(46,917)	7 years	78,273	(45,327)
Purchased customer base	5 years	46,899	(23,857)	12 years	46,950	(19,896)
Other intellectual properties	6 years	43,452	(23,581)	6 years	44,590	(21,365)

Total intangible assets		$928,834	$(616,865)		$928,561	$(564,307)

Intangible assets not subject to amortization:
Purchased tradenames and trademarks		$7,451			$7,451

Amortization expense related to intangible assets for the three months ended June 30, 2007 and 2006 was $25.7 million and $32.6 million, respectively, and $55.5 million and $60.6 million for the six months ended June 30, 2007 and 2006, respectively. Estimated aggregate amortization expense is expected to be $28.8 million for the remainder of fiscal year 2007. Estimated aggregate amortization expense for fiscal years 2008, 2009, 2010 and 2011 is $58.2 million, $55.4 million, $50.9 million and $44.8 million, respectively.

Comprehensive Income

Total comprehensive income consisted of the following:

(in thousands, unaudited)	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income, as reported	$40,878	$19,680	$71,144	$38,898

Unrealized gain on investments, net of related tax effects	—	460	291	1,627
Unrealized loss on hedging transactions, net of related tax effects	—	(1,472)	—	(1,687)

Foreign currency translation adjustment	10,211	30,785	24,944	37,109

Total comprehensive income	$51,089	$49,453	$96,379	$75,947

3.	Discontinued Operations

In April 2007, Invitrogen completed the sale of its BioReliance subsidiary to Avista Capital Partners and received net cash proceeds of approximately $209.0 million. No additional loss on the sale was recorded in 2007. The results of operations for BioReliance for the period from January through April 2007 and the results for all prior periods are reported as discontinued operations. Additionally, the Company finalized the sale of BioSource Europe, S.A., a diagnostic business located in Belgium, on February 1, 2007 to a private investor group in Belgium for proceeds of $5.5 million. Net proceeds from both acquisitions less cash spent as part of the disposal process was $209.9 million.

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

	Three months ended June 30,
(in thousands, unaudited)	2007	2006
Net revenues	$3,518	$28,283
Cost of revenues	2,451	19,150

Gross profit	1,067	9,133
Operating expenses	(390)	(8,711)
Non-operating income	6,869	676

Net (loss) income from discontinued operations before income taxes	7,546	1,098
Income tax benefit (expense)	3,935	(420)

Net income from discontinued operations	$11,481	$678

	Six months ended June 30,
(in thousands, unaudited)	2007	2006
Net revenues	$29,947	$57,246
Cost of revenues	21,510	38,326

Gross profit	8,437	18,920
Operating expenses	(7,146)	(17,193)
Non-operating income	4,956	683

Net (loss) income from discontinued operations before income taxes	6,247	2,410
Income tax benefit (expense)	5,608	(819)

Net income from discontinued operations	$11,855	$1,591

The net assets of discontinued operations consisted of the following:

(in thousands, unaudited)	June 30, 2007	December 31, 2006
Cash	$651	$23,712
Accounts receivable	—	27,743
Other current assets	—	5,798
Property, plant and equipment, net	—	25,521
Goodwill	—	145,166
Intangibles, net	—	20,043
Other assets	—	14,592

Total assets of discontinued operations	$651	$262,575

Accounts payable	$—	$6,819
Accrued expenses and other current liabilities cu	4,373	11,643
Other liabilities	—	9,709

Total liabilities of discontinued operations	$4,373	$28,171

4.	Business Combinations

Immaterial Acquisition

The Company completed its acquisition of Cascade on April 5, 2007 at a price of $80.34 per share, or approximately $9.5 million in cash. Cascade is a part of the Company’s Cell Culture Systems segment. The excess of purchase price over the acquired net assets was $8.0 million and has been allocated to goodwill. The Company is still in the process of finalizing the purchase price allocation.

Business Consolidation Costs

The Company continues to integrate recent acquisitions into its operations and recorded approximately $0.7 million and $2.5 million, respectively, for the three and six month periods ended June 30, 2007 and $3.3 million and $5.4 million, respectively, for the three and six month periods ended June 30, 2006 related to these efforts. These expenses relate primarily to the severance and other costs associated with consolidation.

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

The Cell Culture Systems (CCS) product segment includes all of our cell culture products and services business. Products include sera, growth factors, cell and tissue culture media used in both life sciences research and to produce pharmaceuticals and other materials made through cultured cells. Cell Culture services include the creation of commercially viable stable cell lines and the optimization of production processes used for the production of therapeutic drugs.

The Company does not have intersegment revenues that are material to the overall consolidated financial statements. In addition, the Company does not currently segregate assets by segment as a majority of the Company’s total assets are shared or considered non-segment assets. As a result, the Company has determined it is not useful to assign its shared assets to individual segments.

Segment information was as follows:

(dollars in thousands)	BioDiscovery	Cell Culture Systems	Corporate and Unallocated (1)	Total
Three Months Ended June 30, 2007
Revenues from external customers	$222,760	$98,930	$—	$321,690

Gross profit	155,806	49,239	(29,503)	175,542

Gross margin	70%	50%		55%
Selling and administrative	74,723	25,495	7,009	107,227
Research and development	23,830	3,661	1,113	28,604
Business integration costs	—	—	724	724

Operating income (loss)	$57,253	$20,083	$(38,349)	$38,987

Operating margin	26%	20%		12%

Three Months Ended June 30, 2006
Revenues from external customers	$202,771	$82,583	$—	$285,354

Gross profit	143,657	39,781	(29,768)	153,670

Gross margin	71%	48%		54%
Selling and administrative	68,642	21,722	8,879	99,243
Research and development	22,220	2,468	1,072	25,760
Business integration costs	—	—	3,268	3,268

Operating income (loss)	$52,795	$15,591	$(42,987)	$25,399

Operating margin	26%	19%		9%

Six Months Ended June 30, 2007
Revenues from external customers	$442,827	$187,516	$—	$630,343

Gross profit	314,580	90,818	(58,522)	346,876

Gross margin	71%	48%		55%
Selling and administrative	142,995	48,472	13,496	204,963
Research and development	47,221	6,684	2,144	56,049
Business integration costs	—	—	2,522	2,522

Operating income (loss)	$124,364	$35,662	$(76,684)	$83,342

Operating margin	28%	19%		13%

Six Months Ended June 30, 2006
Revenues from external customers	$404,533	$160,862	$—	$565,395

Gross profit	284,141	81,747	(60,364)	305,524

Gross margin	70%	51%		54%
Selling and administrative	133,339	42,739	17,403	193,481
Research and development	46,247	5,121	2,120	53,488
Business integration costs	—	—	5,399	5,399

Operating income (loss)	$104,555	$33,887	$(85,286)	$53,156

Operating margin	26%	21%		9%

(1)	Unallocated items for the three months ended June 30, 2007 and 2006 include noncash charges for purchase accounting inventory revaluations of zero and $1.2 million, amortization of purchased intangibles of $28.0 million and $27.8 million, amortization of deferred compensation of immaterial and $0.1 million, business consolidation costs of $0.7 million and $3.3million, and expenses related to share-based payments as a result of the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments,” of $9.7 million and $10.6 million, respectively. These items are not allocated by management for purposes of analyzing the operations since they are principally non-cash or other costs resulting primarily from business restructuring or purchase accounting that are separate from ongoing operations. Unallocated items for the six months ended June 30, 2007 and 2006 include noncash charges for purchase accounting inventory revaluations of zero and $3.1 million, amortization of purchased intangibles of $55.5 million and $55.8 million, amortization of deferred compensation of immaterial and $0.3 million, business consolidation costs of $2.5 million and $5.4 million, and expenses related to share-based payments as a result of the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments,” of $18.6 million and $20.7 million, respectively. These items are not allocated by management for purposes of analyzing the operations since they are principally non-cash or other costs resulting primarily from business restructuring or purchase accounting that are separate from ongoing operations.

6.	Long-Term Debt

Long-term debt consisted of the following:

(in thousands)	June 30, 2007	December 31, 2006
	(Unaudited)
3 1/4% Convertible Senior Notes (principal due 2025)	$350,000	$350,000
1 1/2% Convertible Senior Notes (principal due 2024)	450,000	450,000
2% Convertible Senior Notes (principal due 2023)	350,000	350,000
Capital leases	19	—
Other	1,246	2,785

Total debt	1,151,265	1,152,785
Less current portion	(559)	(1,961)

Total long-term debt	$1,150,706	$1,150,824

7.	Lines of Credit

On January 9, 2006, the Company entered into a syndicated $250.0 million senior secured credit facility (the Credit Facility) with Bank of America, N.A. Interest rates on outstanding borrowings are determined by reference to LIBOR or to an alternate base rate, with margins determined based on changes in the Company’s leverage ratio. Under the terms of the Credit Facility, the Company may request that the aggregate amount available be increased by $100.0 million of additional financing, subject to certain conditions having been met, including the availability of additional lender commitments. The Credit Facility contains various representations, warranties and affirmative, negative and financial covenants and conditions of default customary for financings of this type. The Company currently anticipates using the proceeds of the Credit Facility for the purpose of general working capital, capital expenditures, acquisitions and/or other capital needs as they may arise. The Credit Facility will terminate and all amounts outstanding under it will be due and payable in full on January 6, 2011. As of June 30, 2007, the available credit is $239.9 million as the Company has issued $10.1 million in letters of credit through the facility.

At June 30, 2007, the Company’s foreign subsidiaries in Brazil, China, Japan and Norway had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The credit facilities bear interest at a fixed rate, the People’s Bank of China rate, the Norwegian NIBOR rate, the Japan TIBOR and Mizhuho prime rate. The weighted average interest rate of these lines of credit was 4.80% at June 30, 2007. Under these lines of credit, the U.S. dollar equivalent of these facilities totaled $20.6 million, none of which was outstanding at June 30, 2007. There were no parent company guarantees associated with these facilities.

8.	Commitments and Contingencies

Letters of Credit

The Company had outstanding letters of credit totaling $10.1 million at June 30, 2007, of which $5.0 million was to support liabilities associated with the Company’s self-insured worker’s compensation programs and $5.1 million was to support its building lease requirements. These liabilities are reflected in other current liabilities and long-term deferred credits and reserves in the Consolidated Balance Sheets at June 30, 2007.

Executive Employment Agreements

The Company has employment contracts with key executives that provide for the continuation of salary if terminated for reasons other than cause, as defined in those agreements. At June 30, 2007, future employment contract commitments for such key executives were approximately $17.1 million for the remainder of fiscal year 2007.

Contingent Acquisition Obligations

Pursuant to the purchase agreements for certain prior year acquisitions, the Company could be required to make additional contingent cash payments based on the achievement of certain operating results of the acquired companies. Payments aggregating a maximum of $53.5 million based upon certain percentages of future gross sales of the acquired companies could be required through 2007. Additional payments of $9.0 million could be required of the Company based upon the achievement of certain development milestones through 2008. For the six months ended June 30, 2007, no contingent payments have been earned or paid for research and development milestones or for the achievement of operating results to date.

In addition, the purchase agreement for one of the prior year acquisitions may require the Company to make additional contingent cash payments based on percentages of future gross sales of the acquired company through 2009. The purchase agreement does not limit the payment to a maximum amount. The Company will account for any such contingent payments as an addition to the purchase price of the acquired company. No contingent payments have been earned as of June 30, 2007.

Environmental Liabilities

The Company assumed certain environmental exposures as a result of the merger with Dexter Corporation in 2000 and recorded reserves to cover estimated environmental clean-up costs. The environmental reserves, which are not discounted, were $7.2 million at June 30, 2007, and include current reserves of $0.8 million, which are estimated to be paid during this fiscal year, and long-term reserves of $6.4 million. In addition, the Company has an insurance policy to cover these assumed environmental exposures. Based upon currently available information, the Company believes that it has adequately provided for these environmental exposures and that the outcome of these matters will not have a material adverse effect on its consolidated results of operations.

Intellectual Properties

The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including protection of its owned and licensed intellectual property. The Company accrues for such contingencies when it is probable that a liability is incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. Specific royalty liabilities related to acquired businesses have been recorded on the consolidated financial statements at June 30, 2007.

Litigation

The Company is subject to potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted. These matters have arisen in the ordinary course and conduct of the Company’s business, as well as through acquisitions, and some are expected to be covered, at least partly, by insurance. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters that are pending or may be asserted could be decided unfavorably to the Company. Although the amount of liability at June 30, 2007 with respect to these matters cannot be ascertained, the Company believes that any resulting liability should not materially affect its consolidated financial statements.

9.	Pension Plans and Postretirement Health and Benefit Program

The Company has several defined benefit pension plans covering its U.S. employees and employees in several foreign countries.

The components of net periodic pension cost for the Company’s pension plans and postretirement health and benefit program for the three and six months ended June 30, 2007 and 2006 were as follows:

	Domestic Plans
(in thousands)	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Service cost	$20	$20	$40	$40
Interest cost	842	835	1,677	1,656
Expected return on plan assets	(1,060)	(947)	(2,007)	(1,841)
Amortization of prior service cost	60	60	120	120
Amortization of actuarial loss	240	376	616	806

Net periodic pension cost	$102	$344	$446	$781

	Foreign Plans
(in thousands)	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Service cost	$1,164	$1,181	$2,306	$2,378
Interest cost	821	704	1,628	1,384
Expected return on plan assets	(659)	(632)	(1,307)	(1,236)
Amortization of actuarial loss	148	151	294	299

Net periodic pension cost	$1,474	$1,404	$2,921	$2,825

10.	Income Taxes

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

As of June 30 and January 1, 2007, the total amount of gross unrecognized tax benefits was $26.4 million and $25.2 million, of which $18.9 million and $17.6 million would reduce our income tax expense and effective tax rate, if recognized. The cumulative effects of applying this interpretation have been recorded as a decrease of $1.4 million to retained earnings, an increase of $2.7 million to net deferred income tax assets, a decrease to goodwill of $1.1 million and an increase of $3.1 million to income taxes payable.

In conjunction with the adoption of FIN 48, the Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30 and January 1, 2007, the total amount of accrued income tax-related interest and penalties included in the consolidated statements of operations was $2.4 million and $1.8 million, respectively.

The Company is subject to routine compliance reviews on various tax matters around the world in the ordinary course of business. Currently, audits are occurring in the United States, United Kingdom, Norway, and various other tax jurisdictions. The United States audit cycle for the consolidated income tax returns for the year ended 2004 is expected to be completed in 2008. After the 2004 audit cycle, the remaining years subject to examinations are 2005 and 2006.

During 2007, global audit resolutions could potentially reduce unrecognized tax benefits up to $1.9 million, either because tax positions are sustained or the Company agrees to the audit disallowance, depending on the outcomes of ongoing examinations.

11.	Stock Repurchase Program

In August 2006, the Company’s Board of Directors authorized a $500 million share repurchase program of the Company’s common stock. During the three and six months ended June 30, 2007, the Company repurchased 0.7 million and 2.2 million shares, respectively, at a total cost of approximately $50.3 million and $150.0 million, respectively. The cost of repurchased shares are included in treasury stock and reported as a reduction in stockholders’ equity. As of June 30, 2007, management has completed stock repurchases up to the $500 million authorization.

12.	Subsequent Event

In July 2007, the Board approved a program authorizing management to repurchase up to $500 million of common stock over the next three years.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this report and the Consolidated Financial Statements and Notes thereto included in our annual report on Form 10-K.

Forward-looking Statements

Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the Federal Securities Laws. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will”, “expects”, “estimates,” “projects,” “positioned,” “strategy,” “outlook,” and similar words. You should read statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to, those discussed below under “Risk Factors” and elsewhere in this Quarterly Report as well as other risks and uncertainties detailed in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 1, 2007. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

Revenues for the three and six months ended June 30, 2007 were $321.7 and $630.3 million, respectively, with income from continuing operations of $29.4 million and $59.3 million, respectively, and net income of $40.9 and $71.1 million, respectively.

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

We conduct our business through two principal segments:

➢

BioDiscovery. Our BioDiscovery segment includes products used in functional genomics, cell biology and drug discovery product lines. Functional genomics encompasses products from the initial cloning and manipulation of DNA, to examining RNA levels and regulating gene expression in cells, to capturing, separating and analyzing proteins. These include the research tools used in reagent and kit form that simplify and improve gene acquisition, gene cloning, gene expression and gene analysis techniques. This segment also includes a full range of enzymes, nucleic acids, other biochemicals and reagents. These biologics are manufactured to the highest research standards and are matched in a gene specific, validated manner (gene, ORF, RNAi, protein, antibodies, etc.) to ensure researchers the highest purity and scientific relevance for their experimentation. We also offer software through this segment that enables more efficient, accelerated analysis and interpretation of genomic, proteomic and other biomolecular data for application in pharmaceutical, therapeutic and diagnostic development. The acquisitions of Zymed, Caltag, Dynal and Biosource have enhanced our ability to offer new technology and products, such as antibodies and proteins (Zymed, Caltag and BioSource) and magnetic beads used for biological separation (Dynal), which is the first step in almost every biologic investigative or diagnostic process.

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

Discontinued Operations

In April 2007, Invitrogen completed the sale of its BioReliance subsidiary to Avista Capital Partners and received net cash proceeds of approximately $209.0 million. No additional loss on the sale was recorded in 2007. The results of operations for BioReliance for the period from January through April 2007 and the results for all prior periods are reported as discontinued operations.

Additionally, the Company finalized the sale of BioSource Europe, S.A., a diagnostic business located in Belgium, on February 1, 2007 to a private investor group in Belgium.

RESULTS OF OPERATIONS

Second Quarter of 2007 Compared to the Second Quarter of 2006

The following table compares revenues and gross margin by segment for the second quarter of 2007 and 2006:

	Three months ended June 30,		Increase	% Increase
(in millions)(unaudited)	2007	2006
BioDiscovery revenues	$222.8	$202.8	$20.0	10%
Cell Culture Systems revenues	98.9	82.6	16.3	20%

Total revenues	$321.7	$285.4	$36.3	13%

BioDiscovery gross margin	70%	71%
Cell Culture Systems gross margin	50%	48%
Total gross margin	55%	54%

Revenues

Revenues increased by $36.3 million or 13% for the second quarter of 2007 compared to the second quarter of 2006. the increase in revenue was driven by $24.6 million in volume and price, $6.3 million due to favorable currency impacts and $5.4 million in royalty revenues related to a patent infringement legal settlement. See “Segment Results” below for further information.

Gross Profit

Gross profit increased $21.9 million or 14% in the second quarter of 2007 compared to the second quarter of 2006. The increase in gross profit was driven primarily by $16.8 million in increased volume and pricing, $4.6 million from royalty related items and $0.5 million in other increases. Amortization expense related to purchased intangible assets acquired in our business combinations was $28.0 million for the second quarter of 2007 compared to $27.8 million for the second quarter of 2006. Included in gross margin for the second quarter 2006 was approximately $1.2 million of costs associated with the write-up of acquired inventory to fair market value as a result of a business combination. In accordance with purchase accounting rules, this acquired inventory was written-up to fair market value and subsequently expensed as the inventory was sold. The impact of this inventory revaluation decreased our overall gross margin by less than one percentage point in the second quarter of 2006.

Operating Expenses

The following table compares operating expenses by segment for the second quarter of 2007 and 2006:

	Three months ended June 30,
	2007		2006
(in millions)(unaudited)	Operating expense	As a percentage of segment revenues	Operating expense	As a percentage of segment revenues	$ Increase (decrease)	% Increase (decrease)
BioDiscovery segment:
Sales and marketing	$45.7	21%	$44.7	22%	$1.0	2%
General and administrative	29.0	13%	24.0	12%	5.0	21%
Research and development	23.8	11%	22.3	11%	1.5	7%

Cell Culture segment:
Sales and marketing	$15.1	15%	$14.2	17%	$0.9	6%
General and administrative	10.4	11%	7.5	9%	2.9	39%
Research and development	3.7	4%	2.5	3%	1.2	48%

Unallocated(1) :
Sales and marketing	$1.6		$1.3		$0.3
General and administrative	5.4		7.6		(2.2)
Research and development	1.1		1.0		0.1

Consolidated:
Sales and marketing	$62.4	19%	$60.2	21%	$2.2	4%
General and administrative	44.8	14%	39.1	14%	5.7	15%
Research and development	28.6	9%	25.8	9%	2.8	11%

(1)	Consists primarily of shared-based compensation expense associated with the adoption of SFAS 123R. See Note 1 of the Consolidated Financial Statements for additional information.

Sales and Marketing. For the second quarter of 2007, sales and marketing expenses increased $2.2 million or 4% compared to the second quarter of 2006. This increase was mainly driven by an increase of $1.9 million in outside services and $1.2 million in compensation and benefits, partially offset by a $0.4 million decrease in depreciation and $0.5 million in other expenses.

General and Administrative. For the second quarter of 2007, general and administrative expenses increased $5.7 million or 15% compared to the second quarter of 2006. This increase was primarily driven by a $7.0 million increase in compensation and benefits and $1.5 million increase in legal and other expenses, partially offset by a $2.8 million decrease in bad debt expense.

Research and Development. Research and development expenses for the second quarter of 2007 increased $2.8 million or 11% compared to the second quarter of 2006. This increase was mainly driven by a $1.3 million increase in outside services, a $1.1 million increase in compensation and benefits and $0.4 million in other expenses.

Business Consolidation Costs. Business consolidation costs for the three months ended June 30, 2007 were $0.7 million compared to $3.3 million in the second quarter of 2006. These costs are associated with our efforts to realign our business and consolidation of certain facilities. We expect to continue to incur business consolidation costs in 2007 as we further consolidate operations and facilities.

Other Income (Expense)

Interest Income

Interest income was $7.9 million for the second quarter of 2007 compared to $7.7 million for the second quarter of 2006. The increase is mainly due to interest income received with respect to a settlement of patent litigation, net of the effect of lower cash balances in the current quarter.

Interest income in the future will be affected by changes in short-term interest rates and changes in cash balances, which may materially increase or decrease as a result of acquisitions and other financing activities.

Interest Expense. Interest expense was $6.9 million for the second quarter of 2007 compared to $8.0 million for the second quarter of 2006. The decrease was mainly due to a lower average balance of our convertible debt in the second three months of 2007 compared to the second three months of 2006 as a result of the repayment of our 2006 notes which occurred in December 2006.

Provision for Income Taxes

The estimated annual effective tax rate as a percentage of pre-tax income was 27.1% for the second quarter of 2007 compared with 28.4% for the second quarter of 2006. In the second quarter of 2007, the effective tax rate declined compared to the same period in 2006 primarily because a greater portion of our current period expense from employee stock options is from options that are treated as tax-deductible under SFAS 123R, net of changes to credits and incentives.

Segment Results for the Second Quarter of 2007 Compared to the Second Quarter of 2006

BioDiscovery Segment. BioDiscovery revenues for the second quarter of 2007 increased $20.0 million or 10% compared to the second quarter of 2006. The increase was mainly driven by $9.7 million in increased volume and pricing, $5.4 million in royalty revenue related to a patent infringement legal settlement, and $4.9 million in favorable currency translation. BioDiscovery gross margin decreased by one percentage point to 70% mainly due to increased royalty expenses and higher operating costs. BioDiscovery operating margin for the second quarter of 2007 was consistent to the second quarter of 2006 at 26%.

Cell Culture Segment. Cell Culture revenues for the second quarter of 2007 increased $16.3 million or 20% compared to the second quarter of 2006. The increase was mainly due to $12.0 million in increased pricing and volume, $1.5 million in favorable currency translation and $2.8 million in other increases. Cell Culture gross margin for the second quarter of 2007 increased by two percentage points to 50% compared to the second quarter of 2006. The increase was mainly due to higher volume. Cell Culture operating margin increased by one percentage point to 20% for the second quarter of 2007 compared to the second quarter of 2006.

First Six Months of 2007 compared to First Six Months of 2006

The following table compares revenues and gross margin by segment for the first six months of 2007 and 2006:

	Six months ended June 30,		Increase	% Increase
(in millions)(unaudited)	2007	2006
BioDiscovery revenues	$442.8	$404.5	$38.3	9%
Cell Culture Systems revenues	187.5	160.9	26.6	17%

Total revenues	$630.3	$565.4	$64.9	11%

BioDiscovery gross margin	71%	70%
Cell Culture Systems gross margin	48%	51%
Total gross margin	55%	54%

Revenues

Revenues increased by $64.9 million or 11% for the first six months of 2007 compared to the first six months of 2006. Increase in volume and price accounted for $40.1 million of the increase over the prior year. Foreign currency translation increased revenues by $14.4 million. The remaining $10.4 million increase was mainly due to royalty revenue related to legal settlements. See “Segment Results” below for further information.

Gross Profit

Gross profit increased by $41.4 million or 14% for the first six months of 2007 compared to the first six months of 2006. The increase in gross profit was driven by $24.5 million in increased volume and pricing, $10.4 million from royalty related legal settlements, and $6.5 million in other increases including foreign currency. Amortization expense related to purchased intangible assets acquired in our business combinations was $55.5 million for the first six months of 2007 compared to $55.8 million for the first six months of 2006. Included in gross profit for the first six months of 2006 was approximately $3.1 million of costs associated with the write-up of acquired inventory to fair market value as a result of a business combination. In accordance with purchase accounting rules, this acquired inventory was written-up to fair market value and subsequently expensed as the inventory was sold.

Operating Expenses

The following table compares operating expenses by segment for the first six months of 2007 and 2006:

	Six months ended June 30,
	2007		2006
(in millions)(unaudited)	Operating expense	As a percentage of segment revenues	Operating expense	As a percentage of segment revenues	$ Increase (decrease)	% Increase (decrease)
BioDiscovery segment:
Sales and marketing	$88.0	20%	$87.4	22%	$0.6	1%
General and administrative	55.0	12%	45.9	11%	9.1	20%
Research and development	47.2	11%	46.2	11%	1.0	2%

Cell Culture segment:
Sales and marketing	$28.5	15%	$27.7	17%	$0.8	3%
General and administrative	20.0	11%	15.1	9%	4.9	32%
Research and development	6.7	4%	5.1	3%	1.6	31%

Unallocated(1):
Sales and marketing	$3.2		$2.4		$0.8
General and administrative	10.3		14.9		(4.6)
Research and development	2.1		2.2		(0.1)

Consolidated:
Sales and marketing	$119.7	19%	$117.5	21%	$2.2	2%
General and administrative	85.3	14%	75.9	13%	9.4	12%
Research and development	56.0	9%	53.5	9%	2.5	5%

(1)	Consists primarily of shared-based compensation expense associated with the adoption of FAS 123R. See Note 1 of the Condensed Consolidated Financial Statements for additional information.

Sales and Marketing. For the first six months of 2007, sales and marketing expenses increased $2.2 million or 2% compared to the first six months of 2006. This increase was driven by a $0.9 million increase in advertising and promotions, and $1.3 million in other expenses.

General and Administrative. For the first six months of 2007, general and administrative expenses increased $9.4 million or 12% compared to the first six months of 2006. This increase was driven by a $11.2 million increase in compensation and benefits, including incentive compensation, an increase of $1.5 million in outside services and a $1.5 million increase in depreciation, partially offset by a $4.6 million decrease in stock-based compensation.

Research and Development. Research and development expenses for the first six months of 2007 increased $2.5 million or 5% compared to the first six months of 2006. This increase was driven by a $1.9 million increase in outside services and a $1.3 million increase in compensation and benefits, partially offset by a $0.7 million decrease in depreciation and other expenses.

Business Consolidation Costs. Business consolidation costs for the six months ended June 30, 2007 were $2.5 million and represent costs associated with our efforts to realign our business and consolidation of certain facilities. These costs consisted mainly of termination benefits of certain employees involuntarily terminated. We expect to continue to incur business consolidation costs in 2007 as we further consolidate operations and facilities.

Other Income (Expense)

Interest Income.

Interest income was $11.9 million for the first six months of 2007, compared to $14.2 million for the first six months of 2006. The decrease was due to lower balance in cash and cash equivalent in the first quarter of 2007.

Interest income in the future will be affected by changes in short-term interest rates and changes in cash balances, which may materially increase or decrease as a result of acquisitions and other financing activities.

Interest Expense. Interest expense was $14.1 million for the first six months of 2007 compared to $16.4 million for the first six months of 2006. The decrease was mainly due to a lower average balance of our convertible debt in the first six months of 2007 compared to the first six months of 2006 as a result of the repayment of our 2006 notes which occurred in December 2006.

Provision for Income Taxes

The estimated annual effective tax rate as a percentage of pre-tax income was 27.0% for the first six months of 2007 compared with 29.4% for the first six months of 2006. In the first half of 2007, the effective tax rate declined compared to the same period in 2006 primarily because a greater portion of our current period expense from employee stock options is from options that are treated as tax-deductible under SFAS 123R, net of changes to credits and incentives.

Segment Results for the First Six months of 2007 Compared to the First Six months of 2006

BioDiscovery Segment. BioDiscovery revenues for the first six months of 2007 increased $38.3 million or 9% compared to the first six months of 2006. This increase was mainly driven by a $17.2 million increase in volume and pricing, $10.4 million in legal settlements and favorable foreign currency translation of $10.7 million. BioDiscovery gross margin for the first six months of 2007 increased 1% to 71% compared to the first six months of 2006. BioDiscovery operating margin was 28% for the first six months of 2007 compared to 26% for the first six months of 2006.

Cell Culture Systems Segment. Cell Culture revenues for the first six months of 2007 increased $26.6 million or 17% compared to the first six months of 2006. This increase was mainly driven by a $22.8 million increase in volume and pricing and favorable foreign currency translation of $3.8 million. Cell Culture gross margin for the first six months of 2007 decreased 3% to 48% compared to the first six months of 2006. The decrease was mainly driven by unfavorable shifts in product mix. Cell Culture operating margin decreased by 2% to 19% for the first six months of 2007 compared to the first six months of 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $566.5 million at June 30, 2007, a increase of $199.6 million from December 31, 2006 primarily due to cash provided from investing activities of $180.6 million, operating activities of $137.1 million, and favorable impact of foreign currency of $1.9 million, and partially offset by cash used in financing activities of $120.0 million. Cash flow from discontinued operations are included in the consolidated statement of cash flows.

Operating activities provided net cash of $137.1 million during the second quarter of 2007 primarily from our net income of $71.1 million and net non-cash charges of $101.1 million. Net changes in operating assets and liabilities reduced cash from operating activities by $35.1 million. The increase was mainly due to a $2.0 million increase in accounts payable primarily due to timing of when payments were made, and a 4.2 million increase in accrued expenses and others. These increases were partially offset by a $11.5 million decrease in prepaid expenses and other assets, a $11.2 million decrease in inventories due to timing of when inventories were produced and sold, and a $6.8 million decrease in income taxes payable primarily due to an increase in our income tax provision.

As a result of working capital improvement programs, we expect to utilize our working capital more efficiently in the future resulting in higher inventory turnover and lower days sales outstanding. Our working capital factors, such as inventory turnover and days sales outstanding are seasonal, and on an interim basis during the year, may require an influx of short-term working capital.

On January 9, 2006, we entered into a syndicated $250.0 million senior secured credit facility (the Credit Facility) with Bank of America, N.A. Interest rates on outstanding borrowings are determined by reference to LIBOR or to an alternate base rate, with margins determined based on changes in our leverage ratio. Under the terms of the Credit Facility, we may request that the aggregate amount available be increased by $100.0 million of additional financing, subject to certain conditions having been met, including the availability of additional lender commitments. The Credit Facility contains various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financings of this type. We currently anticipate using the proceeds of the Credit Facility for the purpose of general working capital and capital expenditures, and the Credit Facility will terminate and all amounts outstanding under it will be due and payable in full on January 6, 2011. As of June 30, 2007, the available credit was $239.9 million as the Company has issued $10.1 million in letters of credit through the facility. See Note 7 of the Notes to Consolidated Financial Statements.

As of June 30, 2007, several of the Company’s foreign subsidiaries had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The U.S. dollar equivalent of these facilities totaled $20.6 million, none of which was outstanding at June 30, 2007.

In April 2007, Invitrogen completed the sale of its BioReliance subsidiary to Avista Capital Partners and received net cash proceeds of approximately $209.0 million. Additionally, the Company finalized the sale of BioSource Europe, S.A., a diagnostic business located in Belgium, on February 1, 2007 to a private investor group in Belgium for proceeds of $5.5 million. Net proceeds from both acquisitions less cash spent as part of the disposal process was $209.9 million.

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

We intend to continue our strategic investment activities in new product development, in-licensing technologies and acquisitions that support our BioDiscovery and Cell Culture platforms. In the event additional funding needs arise, we may obtain cash through new debt or stock issuance, or a combination of sources.

CONTRACTUAL OBLIGATIONS

We did not enter into any significant contractual obligations during the six months ended June 30, 2007. We have no significant contractual obligations not fully recorded on our Consolidated Balance Sheets or fully disclosed in the Notes to our Consolidated Financial Statements. We have no off-balance sheet arrangements as defined in S-K 303(a)(4)(ii). See Note 8 to our Consolidated Financial Statements.

As of June 30, 2007, our long-term debt, including interest, consisted of the following:

(in thousands)	Total	Less than 1 Year	Years 2-3	Years 4-5	More than 5 Years
	(Unaudited)
3 1/4% Convertible Senior Notes (principal due 2025)	$553,613	$11,375	$22,750	$22,750	$496,738
1 1/2% Convertible Senior Notes (principal due 2024)	562,050	6,750	13,500	13,500	528,300
2% Convertible Senior Notes (principal due 2023)	462,700	7,000	14,000	14,000	427,700
Other	1,352	582	770	—	—

Total	$1,579,715	$25,707	$51,020	$50,250	$1,452,738

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Foreign Currency Transactions

We have operations in the Americas, Europe and Asia-Pacific. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. Many of our reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in exchange rates because they may become worth more or less than they were worth at the time we entered into the transaction due to changes in exchange rates. Both realized and unrealized gains or losses on the value of these receivables and payables are included in the determination of net income. Realized and unrealized gains or losses on the value of financial contracts entered into to hedge the exchange rate exposure of these receivables and payables are also included in the determination of net income. Net currency exchange loss was recognized on business transactions, net of hedging transactions, was $0.2 million for the six months ended June 30, 2007 and are included in other income and expense in the Consolidated Statements of Operations.

Our currency exposures vary, but are primarily concentrated in the euro, British pound sterling, Norwegian kroner and Japanese yen. Historically, we have used foreign currency forward contracts to mitigate foreign currency risk on foreign currency receivables and payables. At June 30, 2007, we had $7.6 million in foreign currency forward contracts outstanding to hedge currency risk on specific receivables and payables. These contracts, which all settle in July 2007, effectively fix the exchange rate at which these specific receivables and payables will be settled, so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying receivables and payables.

In addition to hedging the value of our foreign currency receivables and payables, our foreign currency-hedging program includes hedging of forecasted foreign currency cash flows. The increase or decrease in value of forward contracts to hedge forecasted foreign currency cash flows prior to their maturity are accounted for as cash flow hedges and recorded in other comprehensive income in the Consolidated Balance Sheets. To the extent any portion of the forward contracts is determined to not be an effective hedge, the increase or decrease in value prior to the maturity are recorded in other income and expense in the Consolidated Statements of Operations. At June 30, 2007, we did not have any outstanding forward contracts to hedge forecasted foreign currency cash flows.

Commodity Prices

Our exposure to commodity price changes relates to certain manufacturing operations that utilize certain commodities as raw materials. We manage our exposure to changes in those prices primarily through our procurement and sales practices.

Interest Rates

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The fair value of our cash equivalents and marketable securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. At June 30, 2007, we had $570.7 million in cash, cash equivalents and marketable securities, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of $565.8 million of our cash and cash equivalents at June 30, 2007, as these consisted of securities with maturities of less than three months. A 100 basis point increase or decrease in interest rates would decrease or increase, respectively, the remaining $4.3 million of our investments by an immaterial amount. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our statement of operations until the investment is sold or if the reduction in fair value was determined to be a permanent impairment.

ITEM 4.	Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act in 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

As of the end of the period covered by this report (the “Evaluation Date”), an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the Evaluation Date was carried out under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date.

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

ITEM 1A.	Risk Factors

There are no material changes from risk factors disclosed in our Form 10-K for the year ended December 31, 2006, as filed on March 1, 2007.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	None.

c)	In thousands, except the average price paid per share

Period	(a) Total Number of Shares (or Units) purchased	(b) Average Price Paid per Share	(c) Approximate Dollar Value of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30	—	$—	$—	$50,337
May 1 – May 31	420	$71.90	$30,234	$20,103
June 1 – June 30	274	$73.51	$20,103	$—
Total	694	$72.53	$50,337	$—

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

a)	The Annual Meeting of Stockholders was held on April 19, 2007.

b)	See (c) below.

c)	PROPOSAL I. The following members of the Board of Directors were elected to serve for three years and until their successors are elected and qualified:

	Total Votes for Each Director	Total Votes Withheld from Each Director	Term Expires
Bradley G. Lorimier	39,835,151	681,049	2010
Raymond V. Dittamore	43,032,112	610,517	2010
David C. U’Prichard, Ph. D.	41,532,195	2,110,434	2010

PROPOSAL II. The following member of the Board of Directors was elected to serve for two years and until his successor is elected and qualified:

	Total Votes for Each Director	Total Votes Withheld from Each Director	Term Expires
Per A. Peterson, Ph. D.	43,295,806	346,823	2009

PROPOSAL III. A proposal to ratify the appointment of Ernst & Young LLP as independent public accountants of Invitrogen for the year ending December 31, 2007 was approved by 39,636,680 affirmative votes vs. 3,852,076 negative votes vs. 75,942 abstentions and broker non-votes.

d)	See (c) above.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits and Reports on Form 8-K

Exhibits: For a list of exhibits filed with this report, refer to the Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVITROGEN CORPORATION

Date: August 3, 2007	By:	/s/ David F. Hoffmeister
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