Form 10-Q
period 2007-09-30
INVITROGEN CORP
filed 2007-11-06
CIK 1073431

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐ or No  ☒

As of November 1, 2007, 46,565,923 shares of the Registrant’s Common Stock were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

INVITROGEN CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$594,278	$343,181
Short-term investments	50,064	8,914
Restricted cash and investments	4,112	4,393
Trade accounts receivable, net of allowance for doubtful accounts of $9,039 and $6,968, respectively	192,841	177,510
Inventories	164,979	146,400
Deferred income tax assets	30,620	35,184
Prepaid expenses and other current assets	25,952	25,022

Total current assets	1,062,846	740,604

Assets of discontinued operations (includes cash and cash equivalents of $651 and $23,712 as of September 30, 2007 and December 31, 2006, respectively)	651	262,575

Long-term investments	753	2,850
Property and equipment, net	285,502	275,419
Goodwill	1,522,866	1,480,008
Intangible assets, net	300,556	371,705
Deferred income tax assets	7,318	1,858
Other assets	46,920	47,856

Total assets	$3,227,412	$3,182,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$566	$1,961
Accounts payable	87,400	85,274
Restructuring reserve	8,728	17,762
Accrued expenses and other current liabilities	101,533	102,385
Income taxes payable	10,865	20,704

Total current liabilities	209,092	228,086

Liabilities of discontinued operations	3,233	28,171

Long-term debt	1,150,703	1,150,824
Pension liabilities	40,288	38,444
Deferred income tax liabilities	66,657	92,942
Income taxes payable	27,011	—
Other long-term obligations, deferred credits and reserves	14,558	13,981

Total liabilities	1,511,542	1,552,448

Stockholders’ equity:
Preferred stock; $0.01 par value, 6,405,884 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value, 125,000,000 shares authorized; 60,213,272 and 58,967,060 shares issued, respectively	602	590
Additional paid-in-capital	2,328,788	2,220,536
Accumulated other comprehensive income	98,028	34,994
Retained earnings	45,941	(54,680)
Less cost of treasury stock: 13,799,140 and 11,111,491, respectively	(757,489)	(571,013)

Total stockholders’ equity	1,715,870	1,630,427

Total liabilities and stockholders’ equity	$3,227,412	$3,182,875

See accompanying notes to unaudited consolidated financial statements.

INVITROGEN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Revenues	$314,959	$284,197	$945,302	$849,592
Cost of revenues	113,875	112,202	341,799	316,289
Purchased intangibles amortization	26,294	27,735	81,837	83,519

Gross profit	174,790	144,260	521,666	449,784

Operating expenses:
Sales and marketing	63,864	56,934	183,515	174,473
General and administrative	40,430	34,435	125,742	110,377
Research and development	28,571	26,250	84,620	79,738
Business integration costs	2,267	2,644	4,789	8,043

Total operating expenses	135,132	120,263	398,666	372,631

Operating income	39,658	23,997	123,000	77,153

Other income (expense):
Interest income	7,713	7,200	19,613	21,416
Interest expense	(6,933)	(7,996)	(21,061)	(24,374)
Other income (expense)	1,516	(1,405)	1,612	443

Total other income (expense), net	2,296	(2,201)	164	(2,515)

Income from continuing operations, before provision for income taxes	41,954	21,796	123,164	74,638
Income tax provision	(11,464)	(5,958)	(33,385)	(21,493)

Net income from continuing operations	30,490	15,838	89,779	53,145
Net income (loss) from discontinued operations, net of tax	506	(145,631)	12,361	(144,040)

Net income	$30,996	$(129,793)	$102,140	$(90,895)

Basic earnings (loss) per common share:
Net income from continuing operations	$0.66	$0.31	$1.92	$1.01
Net income (loss) from discontinued operations	$0.01	$(2.84)	$0.27	$(2.74)

Net income (loss)	$0.67	$(2.53)	$2.19	$(1.73)

Weighted average shares outstanding	46,315	51,271	46,710	52,499
Diluted earnings (loss) per common share:
Net income from continuing operations	$0.63	$0.30	$1.87	$0.99
Net income (loss) from discontinued operations	$0.01	$(2.77)	$0.26	$(2.66)

Net income (loss)	$0.64	$(2.47)	$2.13	$(1.67)

Weighted average shares outstanding	48,198	52,585	48,076	54,077

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the nine months ended September 30,
	2007	2006
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$102,140	$(90,895)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of effects of businesses acquired and divested:
Depreciation	27,745	29,810
Amortization of intangible assets	81,837	90,978
Impairment of goodwill	—	150,000
Amortization of deferred debt issue costs	1,081	1,842
Amortization of premiums on investments, net of accretion of discounts	36	(5,372)
Share-based compensation	35,526	36,529
Incremental tax benefits from stock options exercised	(5,191)	(2,616)
Deferred income taxes	1,215	(23,700)
Other non-cash adjustments	8,622	5,964
Changes in operating assets and liabilities:
Trade accounts receivable	(13,059)	(3,114)
Inventories	(17,811)	(18,048)
Prepaid expenses and other current assets	22	3,499
Other assets	3,034	2,195
Accounts payable	2,227	(10,983)
Accrued expenses and other liabilities	(189)	(27,821)
Income taxes	(2,227)	(9,645)

Net cash provided by operating activities	225,008	128,623

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of available-for-sale securities	8,878	287,800
Purchases of available-for-sale securities	(50,064)	—
Net cash paid for business combinations	(17,754)	(25,964)
Net cash received for divestitures	209,901	—
Purchases of property and equipment	(35,858)	(44,381)
Proceeds from the sale of assets	—	10,645
Payments for intangible assets	—	(9,084)

Net cash provided by investing activities	115,103	219,016

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term obligations	(3,587)	(56,113)
Principal payments on lines of credit	—	—
Purchase of treasury stock	(184,993)	(286,737)
Proceeds from issuance of common stock	64,412	24,613
Incremental tax benefits from stock options exercised	5,191	2,616

Net cash used in financing activities	(118,977)	(315,621)
Effect of exchange rate changes on cash	6,902	10,559

Net increase in cash and cash equivalents	228,036	42,577
Cash and cash equivalents, beginning of period	366,893	435,230

Cash and cash equivalents, end of period	$594,929	$477,807

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

Reclassification

The consolidated financial statements include a reclassification of amortization of purchased intangibles from operating expenses into the determination of gross profit. Certain prior period figures have been reclassified to conform to the current period presentation.

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

Computation of Earnings (Loss) Per Share

Basic earnings per share were computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur from the following items:

•	Convertible subordinated notes and contingently convertible notes where the effect of those securities is dilutive;

•	Dilutive stock options; and

•	Unvested restricted stock

Computations for basic and diluted earnings (loss) per share are as follows:

(in thousands, except per share data)	Net Income (Numerator)	Shares (Denominator)	Earnings Per Share
Three Months Ended September 30, 2007
Basic earnings per share:
Net income from continuing operations	$30,490
Net income from discontinued operations, net of tax	506

Total basic earnings	$30,996	46,315	$0.67

Diluted earnings per share:
Net income from continuing operations	$30,490
Dilutive stock options	—	1,111
Unvested restricted stock	—	23
2% Convertible Senior Notes due 2023	24	711
1 1/2% Convertible Senior Notes due 2024	9	38

Net income from continuing operations plus assumed conversions	30,523
Net income from discontinued operations plus assumed conversions	506

Total diluted earnings	$31,029	48,198	$0.64

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options	—	3,158
3 1/4% Convertible Subordinated Notes due 2025	—	3,562
Three Months Ended September 30, 2006
Basic earnings (loss) per share:
Net income from continuing operations	$15,838
Net loss from discontinued operations, net of tax	(145,631)

Total basic loss	$(129,793)	51,271	$(2.53)

Diluted earnings per share:
Net income from continuing operations	$15,838
Dilutive stock options	—	702
Unvested restricted stock	—	77
2% Convertible Senior Notes due 2023	91	419
1 1/2% Convertible Senior Notes due 2024	29	116

Net income from continuing operations plus assumed conversions	15,958
Net loss from discontinued operations plus assumed conversions	(145,631)

Total diluted loss	$(129,673)	52,585	$(2.47)

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options	—	5,302
2 1/4% Convertible Subordinated Notes redeemed in 2006	883	2,054
3 1/4% Convertible Subordinated Notes due 2025	—	3,562

(in thousands, except per share data)	Net Income (Numerator)	Shares (Denominator)	Earnings Per Share
Nine Months Ended September 30, 2007
Basic earnings per share:
Net income from continuing operations	$89,779
Net income from discontinued operations, net of tax	12,361

Total basic earnings	$102,140	46,710	$2.19

Diluted earnings per share:
Net income from continuing operations	$89,779
Dilutive stock options	—	904
Unvested restricted stock	—	47
2% Convertible Senior Notes due 2023	85	377
1 1/2% Convertible Senior Notes due 2024	28	38

Net income from continuing operations plus assumed conversions	89,892
Net income from discontinued operations plus assumed conversions	12,361

Total diluted earnings	$102,253	48,076	$2.13

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options	—	4,374
3 1/4% Convertible Subordinated Notes due 2025	—	3,562
Nine Months Ended September 30, 2006
Basic earnings (loss) per share:
Net income from continuing operations	$53,145
Net loss from discontinued operations, net of tax	(144,040)

Total basic loss	$(90,895)	52,499	$(1.73)

Diluted earnings per share:
Net income from continuing operations	$53,145
Dilutive stock options	—	767
Unvested restricted stock	—	78
2% Convertible Senior Notes due 2023	314	502
1 1/2% Convertible Senior Notes due 2024	171	231

Net income from continuing operations plus assumed conversions	53,630
Net loss from discontinued operations plus assumed conversions	(144,040)

Total diluted loss	$(90,410)	54,077	$(1.67)

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options	—	4,998
2 1/4% Convertible Subordinated Notes redeemed in 2006	2,614	2,253
3 1/4% Convertible Subordinated Notes due 2025	—	3,562

Share-Based Compensation

The Company has ten stock option plans: the 1995, 1997, 2000, 2001, 2002 and 2004 Invitrogen Corporation stock option plans, the 1996 and 1998 NOVEX Stock Option/Stock Issuance Plans, the Life Technologies 1995 and 1997 Long-Term Incentive Plans. During 2004, the Company’s shareholders approved the 2004 Invitrogen Equity Incentive Plan (the 2004 Plan), which replaced the Company’s 1995, 1997, 2000, 2001 and 2002 stock option plans (collectively, the Prior Plans). Upon approval of the 2004 Plan, all Prior Plans were frozen and a total of 5.7 million shares of the Company’s common stock were reserved for granting of new awards under the 2004 Plan. The total shares reserved for issuance under the 2004 Plan includes all options and other awards that the Company has granted that are still outstanding under the Prior Plans as of September 30, 2007. Pursuant to an employment agreement entered in May 2003, the Company granted an option to purchase 675,000 shares of the Company’s common stock to its Chief Executive Officer, which was granted outside any of the Company’s option plans discussed above.

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

Stock Options and Purchase Rights

The underlying assumptions used to value employee stock options and purchase rights granted during the nine months ended September 30, 2007 and 2006 were as follows:

	Nine months ended September 30,
	2007	2006
Stock Options
Weighted average risk free interest rate	4.75%	4.94%
Expected term of share-based awards	4.5 yrs	4.2 yrs
Expected stock price volatility	28%	33%
Expected dividend yield	0%	0%
Weighted average fair value of share-based awards granted	$22.95	$22.81
Purchase Rights
Weighted average risk free interest rate	4.76%	5.01%
Expected term of share-based awards	1.1 yrs	1.1 yrs
Expected stock price volatility	28%	34%
Expected dividend yield	0%	0%
Weighted average fair value of share-based awards granted	$18.78	$19.91

The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes. The Company considered its historical experience of pre-vesting option forfeitures as the basis to arrive at its estimated annual pre-vesting option forfeiture rate of 9.9% and 10.6% per year for the nine months ended September 30, 2007 and 2006, respectively. All option awards, including those with graded vesting, were valued as a single award with a single average expected term and are amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. At September 30, 2007, $48.0 million remained in unrecognized compensation cost related to employee stock options (including stock options assumed in business combinations), which is expected to be recognized over a weighted average period of 2.1 years. No compensation cost was capitalized during the nine months ended September 30, 2007 as the amounts involved were not material.

Total share-based compensation expense for employee stock options (including stock options assumed in business combinations) and purchase rights for the three and nine months ended September 30, 2007 and 2006 is comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2007	2006	2007	2006
Cost of revenues	$1,398	$712	$4,379	$2,214
Sales and marketing	1,490	1,185	4,668	3,658
General and administrative	4,843	7,153	15,163	22,083
Research and development	1,006	1,025	3,150	3,145

Share-based compensation expense before taxes	8,737	10,075	27,360	31,100
Related income tax benefits	2,438	2,289	7,599	6,946

Share-based compensation expense, net of taxes	$6,299	$7,786	$19,761	$24,154

Net share-based compensation expense per common share:
Basic	$0.14	$0.15	$0.42	$0.46
Diluted	$0.13	$0.15	$0.41	$0.45

Restricted Stock Units

Restricted stock units represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. An exercise price and monetary payment are not required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. Restricted stock units generally vest over three to four years. Compensation cost for these awards is based on the estimated fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. There were no pre-vesting forfeitures estimated for the nine months ended September 30, 2007 and 2006. For the three months ended September 30, 2007 and 2006, the Company recognized $2.0 million and $1.5 million, respectively, and the Company recognized $5.3 million and $3.8 million for the nine months ended September 30, 2007 and 2006, respectively, in share-based compensation cost related to these restricted stock unit awards. At September 30, 2007, $9.5 million remained in unrecognized compensation cost related to these awards, which is expected to be recognized over a weighted average period of 2.0 years. The weighted average fair value of restricted stock units granted during the nine months ended September 30, 2007 and 2006 was $65.30 and $66.79, respectively.

During 2007, the Company awarded performance share-based grants. For the three months and nine months ended September 30, 2007, the Company recognized $1.3 million and $3.0 million in performance share-based compensation cost, respectively. As of September 30, 2007, there was $12.0 million of total unrecognized compensation cost related to performance share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.9 years.

Restricted Stock Awards

During 2004 and 2003, the Company issued 20,000 and 155,000 shares of restricted stock awards, respectively, with a weighted average grant date fair value of $72.77 for issuances during 2004 and $49.34 for issuances during 2003 to certain executive officers and key employees. The awards generally vest over four years. Compensation cost for these restricted stock awards is based on the estimated fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. There were no pre-vesting forfeitures estimated for the nine months ended September 30, 2007 and 2006. For the three months ended September 30, 2007 and 2006, the Company recognized $0.2 million and $0.5 million, respectively, and the Company recognized $1.0 million and $1.5 million for the nine months ended September 30, 2007 and 2006, respectively, in share-based compensation cost related to these restricted stock awards.

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

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires that we recognize the overfunded or underfunded status of our defined benefit and retiree medical plans (our Plans) as an asset or liability and to recognize as a component of other comprehensive income, including the gain or losses and prior service costs or credits and the transition asset or obligation remaining from the initial application of SFAS 87, Employers’ Accounting for Pensions, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those statements in our 2006 year-end balance sheet. SFAS 158 also requires us to measure the funded status of our Plans as of our year-end balance sheet date no later than 2008. Aggregated net increase in other comprehensive income due to the adoption of SFAS 158 was $5.4 million for the foreign plans and no impact on the domestic plans as of December 31, 2006. The Company currently expects to adopt in the fourth fiscal quarter of 2008 the provisions of SFAS 158 relating to the changes in measurement date, which is not expected to have a material impact on the Company’s consolidated financial statements.

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

2.	Composition of Certain Financial Statement Items

Investments

Investments consisted of the following:

(in thousands)	September 30, 2007	December 31, 2006
	(Unaudited)
Short-term
Auction Rate Securities	$50,064	$—
U.S. Treasury and Agency obligations	—	8,914

Total short-term investments	50,064	8,914
Long-term
Equity securities	753	2,850

Total long-term investments	753	2,850

Total investments	$50,817	$11,764

Inventories

Inventories consisted of the following:

	September 30, 2007	December 31, 2006
(in thousands)	(Unaudited)
Raw materials and components	$28,418	$27,003
Work in process (materials, labor and overhead)	31,577	23,536
Finished goods (materials, labor and overhead)	104,982	95,735
Adjustment to write up acquired finished goods inventory to fair value	2	126

Total inventories	$164,979	$146,400

Property and Equipment

Property and equipment consisted of the following:

	Estimated useful life	September 30, 2007	December 31, 2006
(in thousands)	(In years)	(Unaudited)
Land	—	$19,617	$18,956
Building and improvements	1-50	173,289	168,323
Machinery and equipment	1-10	154,650	148,051
Internal use software	1-10	115,678	58,597
Construction in process	—	10,093	37,757

Total property and equipment		473,327	431,684
Accumulated depreciation and amortization		(187,825)	(156,265)

Total property and equipment, net		$285,502	$275,419

Goodwill and Other Intangible Assets

The $42.9 million increase in goodwill on the consolidated balance sheets from December 31, 2006 to September 30, 2007 was the result of $39.0 million in foreign currency translation and $6.1 million related to the acquisition of Cascade Biologics, Inc. (Cascade) during the second quarter of fiscal year 2007, offset by $1.1 million in adjustments for prior year acquisitions and $1.1 million decrease due to the application of FIN 48 to tax provisions taken in certain preacquisition tax returns.

Intangible assets consisted of the following:

	September 30, 2007			December 31, 2006
(in thousands)	Weighted average Life	Gross carrying amount	Accumulated amortization	Weighted average Life	Gross carrying amount	Accumulated amortization
	(Unaudited)
Amortized intangible assets:
Purchased technology	7 years	$768,135	$(549,237)	7 years	$758,748	$(477,719)
Purchased tradenames and trademarks	8 years	83,180	(50,082)	7 years	78,273	(45,327)
Purchased customer base	5 years	51,216	(28,247)	12 years	46,950	(19,896)
Other intellectual property	6 years	45,019	(26,879)	6 years	44,590	(21,365)

Total intangible assets		$947,550	$(654,445)		$928,561	$(564,307)

Intangible assets not subject to amortization:
Purchased tradenames and trademarks		$7,451			$7,451

Amortization expense related to intangible assets for the three months ended September 30, 2007 and 2006 was $26.3 million and $30.4 million, respectively, and $81.8 million and $83.5 million for the nine months ended September 30, 2007 and 2006, respectively. Estimated aggregate amortization expense is expected to be $14.5 million for the remainder of fiscal year 2007. Estimated aggregate amortization expense for fiscal years 2008, 2009, 2010 and 2011 is $57.6 million, $54.7 million, $50.0 million and $43.9 million, respectively.

Comprehensive Income (Loss)

Total comprehensive income consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, unaudited)	2007	2006	2007	2006
Net income (loss), as reported	$30,996	$(129,793)	$102,140	$(90,895)
Unrealized gain on investments, net of related tax effects	—	523	—	2,150
Unrealized loss on hedging transactions, net of related tax effects	—	139	—	(1,548)
Foreign currency translation adjustment	37,798	1,157	63,034	38,266

Total comprehensive income (loss)	$68,794	$(127,974)	$165,174	$(52,027)

3.	Discontinued Operations

In April 2007, Invitrogen completed the sale of its BioReliance subsidiary to Avista Capital Partners and received net cash proceeds of approximately $209.0 million. No additional loss on the sale was recorded in 2007. The results of operations for BioReliance for the period from January through April 2007 and the results for all prior periods are reported as discontinued operations. Additionally, the Company finalized the sale of BioSource Europe, S.A., a diagnostic business located in Belgium, on February 1, 2007 to a private investor group in Belgium for proceeds of $5.5 million. Net proceeds from both acquisitions less cash spent as part of the disposal process were $209.9 million.

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

	Three months ended September 30,
(in thousands, unaudited)	2007	2006
Net revenues	$15	$26,847
Cost of revenues	8	24,036

Gross profit	7	2,811
Operating expenses	(2)	(875)
Impairment of goodwill	—	(150,000)
Non-operating income (expense)	501	(232)

Net income (loss) from discontinued operations before income taxes	506	(148,296)
Income tax benefit	—	2,665

Net income (loss) from discontinued operations	$506	$(145,631)

	Nine months ended September 30,
(in thousands, unaudited)	2007	2006
Net revenues	$29,962	$84,093
Cost of revenues	22,357	62,362

Gross profit	7,605	21,731
Operating expenses	(6,309)	(18,068)
Impairment of goodwill	—	(150,000)
Non-operating income	5,457	451

Net income (loss) from discontinued operations before income taxes	6,753	(145,886)
Income tax benefit	5,608	1,846

Net income (loss) from discontinued operations	$12,361	$(144,040)

The net assets of discontinued operations consisted of the following:

(in thousands, unaudited)	September 30, 2007	December 31, 2006
Cash	$651	$23,712
Accounts receivable	—	27,743
Other current assets	—	5,798
Property, plant and equipment, net	—	25,521
Goodwill	—	145,166
Intangibles, net	—	20,043
Other assets	—	14,592

Total assets of discontinued operations	$651	$262,575
Accounts payable	$—	$6,819
Accrued expenses and other current liabilities	3,233	11,643
Other liabilities	—	9,709

Total liabilities of discontinued operations	$3,233	$28,171

4.	Business Combinations and Consolidations Costs

The Company continues to integrate recent acquisitions into its operations and recorded approximately $2.3 million and $4.8 million, respectively, for the three and nine month periods ended September 30, 2007 and $2.6 million and $8.0 million, respectively, for the three and nine month periods ended September 30, 2006 related to these efforts. These expenses relate primarily to the severance and other costs associated with consolidations.

5.	Segment Information

The Company has two reportable segments: BioDiscovery and Cell Culture Systems.

The BioDiscovery product segment includes molecular biology, cell biology and drug discovery product lines. Molecular biology encompasses products from the initial cloning and manipulation of DNA, to examining RNA levels and regulating gene expression in cells, to capturing, separating and analyzing proteins. These products include the research tools used in reagent and kit form that simplify and improve gene acquisition, gene cloning, gene expression and gene analysis techniques. This segment also includes a full range of enzymes, nucleic acids, other biochemicals and reagents. The Company also offers software that enables the analysis and interpretation of genomic, proteomic and other biomolecular data for application in pharmaceutical, therapeutic and diagnostic development.

The Cell Culture Systems (CCS) product segment includes all of our cell culture products and services business. Products include sera, growth factors, cell and tissue culture media used in both life sciences research and to produce biopharmaceuticals and other end products made through cultured cells. Cell Culture services include the creation of commercially viable stable cell lines and the optimization of production processes used for the production of therapeutic drugs.

The Company does not have intersegment revenues that are material to the overall consolidated financial statements. In addition, the Company does not currently segregate assets by segment as a majority of the Company’s total assets are shared or considered non-segment assets. As a result, the Company has determined it is not useful to assign its shared assets to individual segments.

Segment information was as follows:

(dollars in thousands, unaudited)	BioDiscovery	Cell Culture Systems	Corporate and Unallocated (1)	Total
Three Months Ended September 30, 2007
Revenues from external customers	$220,366	$94,593	—	$314,959

Gross profit	154,296	48,654	(28,160)	174,790

Gross margin	70%	51%		55%
Selling and administrative	72,260	25,706	6,328	104,294
Research and development	24,141	3,424	1,006	28,571
Business integration costs	—	—	2,267	2,267

Operating income (loss)	$57,895	$19,524	$(37,761)	$39,658

Operating margin	26%	21%		13%
Three Months Ended September 30, 2006
Revenues from external customers	$199,510	$84,687	—	$284,197

Gross profit	127,223	45,523	(28,486)	144,260

Gross margin	64%	54%		51%
Selling and administrative	64,075	18,956	8,338	91,369
Research and development	22,353	2,872	1,025	26,250
Business integration costs	—	—	2,644	2,644

Operating income (loss)	$40,795	$23,695	$(40,493)	$23,997

Operating margin	20%	28%		8%
Nine Months Ended September 30, 2007
Revenues from external customers	$663,193	$282,109	—	$945,302

Gross profit	468,877	139,472	(86,683)	521,666

Gross margin	71%	49%		55%
Selling and administrative	215,255	74,178	19,824	309,257
Research and development	71,361	10,109	3,150	84,620
Business integration costs	—	—	4,789	4,789

Operating income (loss)	$182,261	$55,185	$(114,446)	$123,000

Operating margin	28%	20%		13%
Nine Months Ended September 30, 2006
Revenues from external customers	$604,044	$245,548	—	$849,592

Gross profit	411,364	127,270	(88,850)	449,784

Gross margin	68%	52%		53%
Selling and administrative	197,414	61,695	25,741	284,850
Research and development	68,600	7,993	3,145	79,738
Business integration costs	—	—	8,043	8,043

Operating income (loss)	$145,350	$57,582	$(125,779)	$77,153

Operating margin	24%	24%		9%

(1)	Unallocated items for the three months ended September 30, 2007 and 2006 include noncash charges for purchase accounting inventory revaluations of $0.5 million and $0.3 million, amortization of purchased intangibles of $26.3 million and $27.7 million, amortization of deferred compensation of zero and $0.1 million, business consolidation costs of $2.3 million and $2.6 million, and expenses related to share-based payments as a result of the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments,” of $8.7 million and $9.9 million, respectively. Unallocated items for the nine months ended September 30, 2007 and 2006 include noncash charges for purchase accounting inventory revaluations of $0.5 million and $4.4 million, amortization of purchased intangibles of $81.8 million and $83.5 million, amortization of deferred compensation of immaterial and $0.5 million, business consolidation costs of $4.8 million and $8.0 million, and expenses related to share-based payments as a result of the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments,” of $27.4 million and $30.6 million, respectively. These items are not allocated by management for purposes of analyzing the operations since they are principally non-cash or other costs resulting primarily from business restructuring or purchase accounting that are separate from ongoing operations.

6.	Long-Term Debt

Long-term debt consisted of the following:

(in thousands)	September 30, 2007	December 31, 2006
	(Unaudited)
3 1/4% Convertible Senior Notes (principal due 2025)	$350,000	$350,000
1 1/2% Convertible Senior Notes (principal due 2024)	450,000	450,000
2% Convertible Senior Notes (principal due 2023)	350,000	350,000
Capital leases	11	—
Other	1,258	2,785

Total debt	1,151,269	1,152,785
Less current portion	(566)	(1,961)

Total long-term debt	$1,150,703	$1,150,824

7.	Lines of Credit

On January 9, 2006, the Company entered into a syndicated $250.0 million senior secured credit facility (the Credit Facility) with Bank of America, N.A. Interest rates on outstanding borrowings are determined by reference to LIBOR or to an alternate base rate, with margins determined based on changes in the Company’s leverage ratio. Under the terms of the Credit Facility, the Company may request that the aggregate amount available be increased by $100.0 million of additional financing, subject to certain conditions having been met, including the availability of additional lender commitments. The Credit Facility contains various representations, warranties and affirmative, negative and financial covenants and conditions of default customary for financings of this type. The Company currently anticipates using the proceeds of the Credit Facility for the purpose of general working capital, capital expenditures, acquisitions and/or other capital needs as they may arise. The Credit Facility will terminate and all amounts outstanding under it will be due and payable in full on January 6, 2011. As of September 30, 2007, the available credit is $243.3 million as the Company has issued $6.7 million in letters of credit through the facility.

At September 30, 2007, the Company’s foreign subsidiaries in Brazil, China, Japan and Norway had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The credit facilities bear interest at a fixed rate, the People’s Bank of China rate, the Norwegian NIBOR rate, the Japan TIBOR and Mizhuho prime rate. The weighted average interest rate of these lines of credit was 4.2% at September 30, 2007. Under these lines of credit, the U.S. dollar equivalent of these facilities totaled $21.1 million, none of which was outstanding at September 30, 2007. There were no parent company guarantees associated with these facilities.

8.	Commitments and Contingencies

Letters of Credit

The Company had outstanding letters of credit totaling $6.7 million at September 30, 2007, of which $5.0 million was to support liabilities associated with the Company’s self-insured worker’s compensation programs and $1.7 million was to support its building lease requirements. These liabilities are reflected in other current liabilities and long-term deferred credits and reserves in the Consolidated Balance Sheets at September 30, 2007.

Executive Employment Agreements

The Company has employment contracts with key executives that provide for the continuation of salary if terminated for reasons other than cause, as defined in those agreements. At September 30, 2007, future employment contract commitments for such key executives were approximately $17.1 million for the remainder of fiscal year 2007.

Contingent Acquisition Obligations

Pursuant to the purchase agreements for certain prior year acquisitions, the Company could be required to make additional contingent cash payments based on the achievement of certain operating results of the acquired companies. Payments aggregating a maximum of $53.5 million based upon certain percentages of future gross sales of the acquired companies could be required through 2007. Additional payments of $5.0 million could be required of the Company based upon the achievement of certain development milestones through 2008. For the three and the nine months ended September 30, 2007, none of the contingent payments have been earned or paid for research and development milestones or for the achievement of operating results.

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

Environmental Liabilities

The Company assumed certain environmental exposures as a result of the merger with Dexter Corporation in 2000 and recorded reserves to cover estimated environmental clean-up costs. The environmental reserves, which are not discounted, were $7.1 million at September 30, 2007, and include current reserves of $0.8 million, which are estimated to be paid during this fiscal year, and long-term reserves of $6.3 million. In addition, the Company has an insurance policy to cover these assumed environmental exposures. Based upon currently available information, the Company believes that it has adequately provided for these environmental exposures and that the outcome of these matters will not have a material adverse effect on its consolidated results of operations.

Intellectual Properties

The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including protection of its owned and licensed intellectual property. The Company accrues for such contingencies when it is probable that a liability is incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. Specific royalty liabilities related to acquired businesses have been recorded on the consolidated financial statements at September 30, 2007.

Litigation

The Company is subject to potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted. These matters have arisen in the ordinary course and conduct of the Company’s business, as well as through acquisitions, and some are expected to be covered, at least partly, by insurance. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters that are pending or may be asserted could be decided unfavorably to the Company. Although the amount of liability at September 30, 2007 with respect to these matters cannot be ascertained, the Company believes that any resulting liability should not materially affect its consolidated financial statements.

9.	Pension Plans and Postretirement Health and Benefit Program

The Company has several defined benefit pension plans covering its U.S. employees and employees in several foreign countries.

The components of net periodic pension cost for the Company’s pension plans and postretirement health and benefit program for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Domestic Plans
	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2007	2006	2007	2006
Service cost	$20	$19	$60	$59
Interest cost	842	835	2,519	2,491
Expected return on plan assets	(1,059)	(947)	(3,066)	(2,788)
Amortization of prior service cost	59	59	179	179
Amortization of actuarial loss	240	376	856	1,182

Net periodic pension cost	$102	$342	$548	$1,123

	Foreign Plans
	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2007	2006	2007	2006
Service cost	$1,195	$1,192	$3,501	$3,570
Interest cost	840	717	2,468	2,101
Expected return on plan assets	(674)	(644)	(1,981)	(1,880)
Amortization of actuarial loss	151	155	445	454

Net periodic pension cost	$1,512	$1,420	$4,433	$4,245

10.	Income Taxes

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

As of September 30 and January 1, 2007, the total amount of gross unrecognized tax benefits was $29.0 million and $25.2 million, respectively, of which $21.2 million and $17.6 million, respectively, would reduce our income tax expense and effective tax rate, if recognized. The cumulative effects of applying this interpretation have been recorded as a decrease of $1.4 million to retained earnings, an increase of $2.7 million to net deferred income tax assets, a decrease to goodwill of $1.1 million and an increase of $3.1 million to income taxes payable.

In conjunction with the adoption of FIN 48, the Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30 and January 1, 2007, the total amount of accrued income tax-related interest and penalties included in the consolidated statements of operations was $2.9 million and $1.8 million, respectively.

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

At September 30, 2007, global audit resolutions over the next twelve months could potentially reduce unrecognized tax benefits up to $2.0 million, either because tax positions are sustained or the Company agrees to the audit disallowance, depending on the outcomes of ongoing examinations.

11.	Stock Repurchase Program

In August 2006, the Company’s Board of Directors authorized a $500 million share repurchase program of the Company’s common stock. During the three and nine months ended September 30, 2007, under this plan the Company repurchased zero and 2.2 million shares, respectively, at a total cost of approximately zero and $150.0 million, respectively. The cost of repurchased shares are included in treasury stock and reported as a reduction in stockholders’ equity. As of September 30, 2007, management has completed stock repurchases up to this $500 million authorization.

In July 2007, the Board approved a program authorizing management to repurchase up to $500 million of common stock over the next three years. Under this plan, the Company repurchased 0.4 million shares at a total cost of approximately $35.0 million during the third quarter of 2007. The cost of repurchased shares are included in treasury stock and reported as a reduction in stockholders’ equity.

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

OVERVIEW

Revenues for the three and nine months ended September 30, 2007 were $315.0 million and $945.3 million, respectively, with income from continuing operations of $30.5 million and $89.8 million, respectively, and net income of $31.0 million and $102.1 million, respectively.

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

We conduct our business through two principal segments:

•

BioDiscovery. Our BioDiscovery segment includes molecular biology, cell biology and drug discovery product lines. Molecular biology encompasses products from the initial cloning and manipulation of DNA, to examining RNA levels and regulating gene expression in cells, to capturing, separating and analyzing proteins. These include the research tools used in reagent and kit form that simplify and improve gene acquisition, gene cloning, gene expression and gene analysis techniques. This segment also includes a full range of enzymes, nucleic acids, other biochemicals and reagents. These biologics are manufactured to the highest research standards and are matched in a gene specific, validated manner (gene, ORF, RNAi, protein, antibodies, etc.) to ensure researchers the highest purity and scientific relevance for their experimentation. We also offer software through this segment that enables more efficient, accelerated analysis and interpretation of genomic, proteomic and other biomolecular data for application in pharmaceutical, therapeutic and diagnostic development. The acquisitions of Zymed, Caltag, Dynal and Biosource have enhanced our ability to offer new technology and products, such as antibodies and proteins (Zymed, Caltag and BioSource) and magnetic beads used for biological separation (Dynal), which is the first step in almost every biologic investigative or diagnostic process.

•

Cell Culture Systems (CCS). Our CCS segment includes all of our GIBCO cell culture products and services. Products include sera, cell and tissue culture media, reagents used in both life sciences research and in processes to grow cells in the laboratory and to produce biopharmaceuticals and other end products made through cultured cells. CCS services include the creation of commercially viable stable cell lines and the optimization of production processes used for the production of therapeutic drugs.

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

The biopharmaceutical production market consists of biotechnology and pharmaceutical companies that use sera and media for the production of clinical and commercial quantities of biopharmaceuticals and vaccines. The selection of sera and media generally occurs early in the clinical process and continues through commercialization. Other industries consume sera and media for the commercial production of genetically engineered products including food processing and agricultural industries.

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

RESULTS OF OPERATIONS

Third Quarter of 2007 Compared to the Third Quarter of 2006

The following table compares revenues and gross margin by segment for the third quarter of 2007 and 2006:

	Three months ended September 30,		Increase	% Increase
(in millions)(unaudited)	2007	2006
BioDiscovery revenues	220.4	$199.5	$20.9	10%
Cell Culture Systems revenues	94.6	84.7	9.9	12%

Total revenues	$315.0	$284.2	$30.8	11%

BioDiscovery gross margin	70%	64%
Cell Culture Systems gross margin	51%	54%
Total gross margin	55%	51%

Revenues

The Company’s revenues increased by $30.8 million or 11% for the third quarter of 2007 compared to the third quarter of 2006. The increase in revenue was driven by $19.7 million in volume and price, $9.4 million due to favorable currency impacts and $1.7 million in royalty and other increases. For details on segment performance, refer to the “Segment Results” section below.

Gross Profit

Gross profit increased $30.5 million or 21% in the third quarter of 2007 compared to the third quarter of 2006. The increase in gross profit was driven primarily by $13.9 million in increased volume and pricing, $7.7 million from production efficiency, $6.1 million due to favorable currency impacts and $2.8 million in royalty and other increases. Amortization expense related to purchased intangible assets acquired in our business combinations was $26.3 million for the third quarter of 2007 compared to $27.7 million for the third quarter of 2006.

Operating Expenses

The following table compares operating expenses by segment for the third quarter of 2007 and 2006:

	Three months ended September 30,
	2007		2006
(in millions)(unaudited)	Operating expense	As a percentage of segment revenues	Operating expense	As a percentage of segment revenues	$ Increase (decrease)	% Increase (decrease)
BioDiscovery segment:
Sales and marketing	46.9	21%	43.0	22%	3.9	9%
General and administrative	25.3	11%	21.0	11%	4.3	20%
Research and development	24.2	11%	22.4	11%	1.8	8%
Cell Culture segment:
Sales and marketing	15.5	16%	12.8	15%	2.7	21%
General and administrative	10.2	11%	6.2	7%	4.0	65%
Research and development	3.4	4%	2.9	3%	0.5	17%
Unallocated(1):
Sales and marketing	1.4		1.2
General and administrative	4.9		7.1
Research and development	1.1		1.0
Consolidated:
Sales and marketing	63.8	20%	56.9	20%	6.9	12%
General and administrative	40.4	13%	34.4	12%	6.0	17%
Research and development	28.7	9%	26.3	9%	2.4	9%

(1)	Consists primarily of shared-based compensation expense associated with the adoption of SFAS 123R. See Note 1 of the Consolidated Financial Statements for additional information.

Sales and Marketing. For the third quarter of 2007, sales and marketing expenses increased $6.9 million or 12% compared to the third quarter of 2006. This increase was driven by an increase of $4.3 million in compensation and benefits, $0.8 million in outside services and $1.9 million in other expenses.

General and Administrative. For the third quarter of 2007, general and administrative expenses increased $6.0 million or 17% compared to the third quarter of 2006. This increase was driven by a $6.0 million increase compensation and benefits, $1.5 million in depreciation and $0.8 million on other increases, partially offset by a $2.3 million decrease in outside services.

Research and Development. Research and development expenses for the third quarter of 2007 increased $2.4 million or 9% compared to the third quarter of 2006. This increase was mainly driven by a $2.2 million increase in compensation and benefits and $0.9 million in outside services, offset by decreases of $0.7 million in other expenses.

Business Consolidation Costs. Business consolidation costs for the three months ended September 30, 2007 were $2.3 million compared to $2.6 million in the third quarter of 2006. These costs are associated with our efforts to realign our business and consolidation of certain facilities. We expect to continue to incur business consolidation costs in 2007 as we further consolidate operations and facilities.

Other Income (Expense)

Interest Income

Interest income was $7.7 million for the third quarter of 2007 compared to $7.2 million for the third quarter of 2006. The increase was mainly due to an increase in the cash balance during the third quarter compared to the same period in the prior year.

Interest income in the future will be affected by changes in short-term interest rates and changes in cash balances, which may materially increase or decrease as a result of acquisitions and other financing activities.

Interest Expense

Interest expense was $6.9 million for the third quarter of 2007 compared to $8.0 million for the third quarter of 2006. The decrease was mainly due to a lower average balance of our convertible debt in the third quarter of 2007 compared to the third quarter of 2006 as a result of the repayment of our 2006 notes which occurred in December 2006.

Provision for Income Taxes

The estimated annual effective tax rate as a percentage of pre-tax income was 27.3% for the third quarter of 2007 and for the third quarter of 2006. The effective tax rate remained consistent with the same period in 2006.

Segment Results for the Third Quarter of 2007 Compared to the Third Quarter of 2006

BioDiscovery Segment. BioDiscovery revenues for the third quarter of 2007 increased $20.9 million or 10% compared to the third quarter of 2006. The increase was mainly driven by $13.0 million in increased volume and pricing, $6.5 million in favorable currency translation, and $1.4 million in royalty and other increases. BioDiscovery gross margin increased by six percentage points to 70% mainly due to lower operating costs and higher sales volumes. BioDiscovery operating margin for the third quarter of 2007 increased to 26% from the third quarter of 2006 at 20% as a result of the increase in gross margin.

Cell Culture Segment. Cell Culture revenues for the third quarter of 2007 increased $9.9 million or 12% compared to the third quarter of 2006. The increase was due to $6.9 million in increased pricing and volume, $2.9 million in favorable currency translation and $0.1 million in other increases. Cell Culture gross margin for the third quarter of 2007 decreased by three percentage points to 51% compared to the third quarter of 2006. The decrease was due to additional operating expenses. Cell Culture operating margin decreased by seven percentage points to 21% for the third quarter of 2007 compared to the third quarter of 2006 as a result of lower gross margin and higher operating expenses.

First Nine Months of 2007 compared to First Nine Months of 2006

The following table compares revenues and gross margin by segment for the first nine months of 2007 and 2006:

	Nine months ended September 30,		Increase	% Increase
(in millions)(unaudited)	2007	2006
BioDiscovery revenues	$663.2	$604.0	$59.2	10%
Cell Culture Systems revenues	282.1	245.6	36.5	15%

Total revenues	$945.3	$849.6	$95.7	11%

BioDiscovery gross margin	71%	68%
Cell Culture Systems gross margin	49%	52%
Total gross margin	55%	53%

Revenues

Revenues increased by $95.7 million or 11% for the first nine months of 2007 compared to the first nine months of 2006. Increase in volume and price accounted for $59.0 million of the increase over the prior year. Foreign currency translation increased revenues by $24.4 million. The remaining $12.3 million increase was mainly due to royalty revenue related to legal settlements and other minimal changes. See “Segment Results” below for further information.

Gross Profit

Gross profit increased by $71.9 million or 16% for the first nine months of 2007 compared to the first nine months of 2006. The increase in gross profit was driven by $37.9 million in increased volume and pricing, $15.0 million from favorable foreign currency rates, $8.7 million from royalty related settlements and $10.3 million in other increases. Amortization expense related to purchased intangible assets acquired in our business combinations was $81.8 million for the first nine months of 2007 compared to $83.5 million for the first nine months of 2006. Included in gross profit for the first nine months of 2006 was approximately $4.4 million of costs associated with the write-up of acquired inventory to fair market value as a result of a business combination. In accordance with purchase accounting rules, this acquired inventory was written-up to fair market value and subsequently expensed as the inventory was sold.

Operating Expenses

The following table compares operating expenses by segment for the first nine months of 2007 and 2006:

	Nine months ended September 30,
	2007		2006
(in millions)(unaudited)	Operating expense	As a percentage of segment revenues	Operating expense	As a percentage of segment revenues	$ Increase (decrease)	% Increase (decrease)
BioDiscovery segment:
Sales and marketing	134.9	20%	130.4	22%	4.5	3%
General and administrative	80.3	12%	67.0	11%	13.3	20%
Research and development	71.4	11%	68.6	11%	2.8	4%
Cell Culture segment:
Sales and marketing	44.0	16%	40.4	16%	3.6	9%
General and administrative	30.2	11%	21.3	9%	8.9	42%
Research and development	10.1	4%	8.0	3%	2.1	26%
Unallocated(1):
Sales and marketing	4.6		3.7
General and administrative	15.2		22.1
Research and development	3.2		3.1
Consolidated:
Sales and marketing	183.5	19%	174.5	21%	9.0	5%
General and administrative	125.7	13%	110.4	13%	15.3	14%
Research and development	84.7	9%	79.7	9%	5.0	6%

(1)	Consists primarily of shared-based compensation expense associated with the adoption of FAS 123R. See Note 1 of the Condensed Consolidated Financial Statements for additional information.

Sales and Marketing. For the first nine months of 2007, sales and marketing expenses increased $9.0 million or 5% compared to the first nine months of 2006. This increase was driven by a $6.7 million increase in compensation and benefits, $4.1 million in foreign currency, $1.1 million in advertising and outside services and $0.6 million in other increases, partially offset by a $3.5 million decrease in travel and entertainment.

General and Administrative. For the first nine months of 2007, general and administrative expenses increased $15.3 million or 14% compared to the first nine months of 2006. This increase was driven by a $6.0 million increase in compensation and benefits, including incentive compensation, and $4.2 million in depreciation, $1.6 million in outside services and $3.5 million in other increases.

Research and Development. Research and development expenses for the first nine months of 2007 increased $5.0 million or 6% compared to the first nine months of 2006. This increase was driven by a $1.7 million increase in compensation and benefits, $3.0 million in outside services, and $0.3 million in other expenses.

Business Consolidation Costs. Business consolidation costs for the nine months ended September 30, 2007 were $4.8 million compared to $8.0 million for the same period in 2006 and represent costs associated with our efforts to realign our business and consolidation of certain facilities. These costs consisted mainly of termination benefits of certain employees involuntarily terminated. We expect to continue to incur business consolidation costs in 2007 as we further consolidate operations and facilities.

Other Income (Expense)

Interest Income.

Interest income was $19.6 million for the first nine months of 2007, compared to $21.4 million for the first nine months of 2006. The decrease was due to a lower balance in cash and cash equivalents in the first quarter of 2007 which has impacted the year to date interest income results.

Interest income in the future will be affected by changes in short-term interest rates and changes in cash balances, which may materially increase or decrease as a result of acquisitions and other financing activities.

Interest Expense. Interest expense was $21.1 million for the first nine months of 2007 compared to $24.4 million for the first nine months of 2006. The decrease was due to a lower average balance of our convertible debt in the first nine months of 2007 compared to the first nine months of 2006 as a result of the repayment of our 2006 notes which occurred in December 2006.

Provision for Income Taxes

The estimated annual effective tax rate as a percentage of pre-tax income was 27.1% for the first nine months of 2007 compared with 28.8% for the first nine months of 2006. Through the first nine months in 2007, the effective tax rate declined compared to the same period in 2006 primarily because a greater portion of our current period expense from employee stock options is from options that are treated as tax-deductible under SFAS 123R, net of changes to the tax benefits derived from income earned in jurisdictions having lower tax rates than the United States.

Segment Results for the First Nine months of 2007 Compared to the First Nine months of 2006

BioDiscovery Segment. BioDiscovery revenues for the first nine months of 2007 increased $59.2 million or 10% compared to the first nine months of 2006. This increase was mainly driven by a $32.3 million increase in volume and pricing, $8.6 million in legal settlements, favorable foreign currency translation of $17.5 million and $0.8 million in other increases. BioDiscovery gross margin for the first nine months of 2007 increased three percentage points to 71% compared to the first nine months of 2006. BioDiscovery operating margin was 28% for the first nine months of 2007 compared to 24% for the first nine months of 2006.

Cell Culture Systems Segment. Cell Culture revenues for the first nine months of 2007 increased $36.5 million or 15% compared to the first nine months of 2006. This increase was mainly driven by a $26.7 million increase in volume and pricing, favorable foreign currency translation of $6.9 million and $2.9 million of other increases. Cell Culture gross margin for the first nine months of 2007 decreased three percentage points to 49% compared to the first nine months of 2006. The decrease was mainly driven by increased sales of production media, which is a lower margin product. Cell Culture operating margin decreased by four percentage points to 20% for the first nine months of 2007 compared to the first nine months of 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $594.9 million at September 30, 2007, an increase of $228.0 million from December 31, 2006 primarily due to cash provided from investing activities of $115.1 million, operating activities of $225.0 million, and favorable impact of foreign currency of $6.9 million, and partially offset by cash used in financing activities of $119.0 million. Cash flow from discontinued operations is included in the consolidated statement of cash flows.

Operating activities provided net cash of $225.0 million through the third quarter of 2007 primarily from our net income of $102.1 million and net non-cash charges of $150.9 million, partially offset by a decrease in cash from operating assets and liabilities by $28.0 million. The decrease in cash within operating assets and liabilities was mainly due to a $13.1 million increase in accounts receivable due to increases in sales and a $17.8 million increase in inventory. These decreases were partially offset by an increase of $2.9 million in cash from other assets and liabilities.

As a result of working capital improvement programs, we expect to utilize our working capital more efficiently in the future resulting in higher inventory turnover and lower days sales outstanding. Our working capital factors, such as inventory turnover and days sales outstanding are seasonal, and on an interim basis during the year, may require an influx of short-term working capital.

On January 9, 2006, we entered into a syndicated $250.0 million senior secured credit facility (the Credit Facility) with Bank of America, N.A. Interest rates on outstanding borrowings are determined by reference to LIBOR or to an alternate base rate, with margins determined based on changes in our leverage ratio. Under the terms of the Credit Facility, we may request that the aggregate amount available be increased by $100.0 million of additional financing, subject to certain conditions having been met, including the availability of additional lender commitments. The Credit Facility contains various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financings of this type. We currently anticipate using the proceeds of the Credit Facility for the purpose of general working capital and capital expenditures, and the Credit Facility will terminate and all amounts outstanding under it will be due and payable in full on January 6, 2011. As of September 30, 2007, the available credit was $243.3 million as the Company has issued $6.7 million in letters of credit through the facility. See Note 7 of the Notes to Consolidated Financial Statements.

As of September 30, 2007, several of the Company’s foreign subsidiaries had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The U.S. dollar equivalent of these facilities totaled $21.1 million, none of which was outstanding at September 30, 2007.

In April 2007, Invitrogen completed the sale of its BioReliance subsidiary to Avista Capital Partners and received net cash proceeds of approximately $209.0 million. Additionally, the Company finalized the sale of BioSource Europe, S.A., a diagnostic business located in Belgium, on February 1, 2007 to a private investor group in Belgium for proceeds of $5.5 million. Net proceeds from both acquisitions less cash spent as part of the disposal process were $209.9 million.

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

CONTRACTUAL OBLIGATIONS

We did not enter into any material significant contractual obligations during the nine months ended September 30, 2007. We have no significant material contractual obligations not fully recorded on our Consolidated Balance Sheets or fully disclosed in the Notes to our Consolidated Financial Statements. We have no off-balance sheet arrangements as defined in S-K 303(a)(4)(ii). See Note 8 to our Consolidated Financial Statements.

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

Foreign Currency Transactions

We have operations in the Americas, Europe and Asia-Pacific. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. Many of our reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in exchange rates because they may become worth more or less than they were worth at the time we entered into the transaction due to changes in exchange rates. Both realized and unrealized gains or losses on the value of these receivables and payables are included in the determination of net income. Realized and unrealized gains or losses on the value of financial contracts entered into to hedge the exchange rate exposure of these receivables and payables are also included in the determination of net income. Net currency exchange loss was recognized on business transactions, net of hedging transactions, was $0.7 million for the nine months ended September 30, 2007 and is included in other income and expense in the Consolidated Statements of Operations.

Our currency exposures vary, but are primarily concentrated in the euro, British pound sterling, Norwegian kroner and Japanese yen. Historically, we have used foreign currency forward contracts to mitigate foreign currency risk on foreign currency receivables and payables. At September 30, 2007, we had $25.5 million in foreign currency forward contracts outstanding to hedge currency risk on specific receivables and payables. These contracts, which all settle in October 2007, effectively fix the exchange rate at which these specific receivables and payables will be settled, so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying receivables and payables.

In addition to hedging the value of our foreign currency receivables and payables, our foreign currency-hedging program includes hedging of forecasted foreign currency cash flows. The increase or decrease in value of forward contracts to hedge forecasted foreign currency cash flows prior to their maturity are accounted for as cash flow hedges and recorded in other comprehensive income in the Consolidated Balance Sheets. To the extent any portion of the forward contracts is determined to not be an effective hedge, the increase or decrease in value prior to the maturity are recorded in other income and expense in the Consolidated Statements of Operations. At September 30, 2007, we did not have any outstanding forward contracts to hedge forecasted foreign currency cash flows.

Commodity Prices

Our exposure to commodity price changes relates to certain manufacturing operations that utilize certain commodities as raw materials. We manage our exposure to changes in those prices primarily through our procurement and sales practices.

Interest Rates

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The fair value of our cash equivalents and marketable securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. At September 30, 2007, we had $649.1 million in cash, cash equivalents, fixed income instruments and marketable securities, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of $645.0 million of our cash, cash equivalents and short term investments at September 30, 2007, as these consisted of securities with maturities of less than three months. A 100 basis point increase or decrease in interest rates would decrease or increase, respectively, the remaining $4.1 million of our investments by an immaterial amount. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our statement of operations until the investment is sold or if the reduction in fair value was determined to be a permanent impairment.

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

ITEM 1A.	Risk Factors

There are no material changes from risk factors disclosed in our Form 10-K for the year ended December 31, 2006, as filed on March 1, 2007.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	None.

c)

Period	(a) Total Number of Shares (or Units) purchased	(b) Average Price Paid per Share	(c) Approximate Dollar Value of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31	—	$—	$—	$500,000,000
August 1 – August 31	325,200	$76.84	$24,989,735	$475,010,265
September 1 – September 30	123,400	$81.00	$9,995,218	$465,015,047
Total	448,600	$77.99	$34,984,953	$465,015,047

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

a)	None.

b)	None.

c)	None.

d)	None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits and Reports on Form 8-K

Exhibits: For a list of exhibits filed with this report, refer to the Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVITROGEN CORPORATION

Date:	November 1, 2007	By:	/s/ David F. Hoffmeister
David F. Hoffmeister
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory

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