Form 10-K
period 2007-12-31
INVITROGEN CORP
filed 2008-02-15
CIK 1073431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] or No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer [X]      Accelerated filer [    ]      Non-accelerated filer [    ]      Smaller reporting company [    ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [    ] or No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2007 was $3,263,641,935.

The number of outstanding shares of the registrant’s common stock as of February 12, 2008 was 46,753,887.

INCORPORATION BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with the registrant’s 2008 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2007.

INVITROGEN CORPORATION

Annual Report on Form 10-K

for the Fiscal Year Ended December 31, 2007

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

We have made a number of significant acquisitions over the past several years that have expanded our overall size and the breadth of the products we offer, including the 2007 acquisition of Cascade Biologics, Inc. and Genomed GmbH, the 2006 acquisition of Sentigen Holding Corp. and the asset purchase of Xcyte Therapies, Inc. (Xcyte), and the 2005 acquisitions of Dynal Biotech Holding AS (Dynal), BioSource International, Inc. (BioSource), Caltag Laboratories (Caltag) and Zymed Laboratories, Inc. (Zymed). We have also acquired a number of other companies over the past several years. In 2007, we sold the BioReliance Corporation.

Financial Information About Our Segments and Geographic Areas

We focus our business on two principal business segments, BioDiscovery and Cell Systems. Financial information regarding these segments is included in the notes to our consolidated financial statements, which begin on page 44.

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

Our research tools and reagents simplify and improve gene cloning, gene expression and gene analysis techniques. These techniques are used to study how a gene or cell is regulated by its genetic mechanisms, known as functional genomics, and to search for drugs that can treat diseases. In addition, we have a portfolio of products for proteomics applications, providing tools to help researchers understand the function of proteins, their roles in biological pathways, and importance in diseases such as cancer. Our leading products include gel-based separations technologies, antibodies, and transfection agents. Our goal is to provide tools, which allow researchers to perform this complex biological research more accurately, efficiently and with greater reproducibility compared to conventional research methods. Our scientific know-how is making biodiscovery research techniques more effective and efficient to pharmaceutical, biotechnology, agricultural, government and academic researchers with backgrounds in a wide range of scientific disciplines.

We offer many different products and services, and are continually developing and/or acquiring others. Some of our specific product categories include the following:

•	“High-throughput” gene cloning and expression technology, which allows customers to clone and expression-test genes on an industrial scale.
•	Pre-cast electrophoresis products, which improve the speed, reliability and convenience of separating nucleic acids and proteins.
•	Antibodies, which allow researchers to capture and label proteins, visualize their location through use of Molecular Probes dyes and discern their role in disease.
•	Magnetic beads, which are used in a variety of settings, such as attachment of molecular labels, nucleic acid purification, and organ and bone marrow tissue type testing.
•	Molecular Probes fluorescence-based technologies, which facilitate the labeling of molecules for biological research and drug discovery.
•	Transfection reagents, which are widely used to transfer genetic elements into living cells enabling the study of protein function and gene regulation.

Target Markets

We divide our target customer base into principally two categories:

•	Life science researchers; and
•	Commercial producers of biopharmaceutical and other high valued proteins.

While we do not believe that any single customer or small group of customers is material to our business as a whole or to either of our product segments (described below), approximately 20% of our customers in our target markets receive funding for their research, either directly or indirectly from grants from the federal government of the United States.

Life Sciences Research

The life sciences research market consists of laboratories generally associated with universities, medical research centers, government institutions such as the United States National Institutes of Health (NIH), and other research institutions as well as biotechnology, pharmaceutical, energy, agricultural and chemical companies. Our products and services provide the special biochemical research tools capable of performing precise functions in a given experimental procedure that life science researchers require. We serve two principal disciplines of this market: molecular biology and cellular analysis.

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

Our Products

We divide our products and services into two broad segments that are closely aligned with our target markets, as follows:

•

BioDiscovery (BD). Our BioDiscovery segment includes molecular biology, cell biology and drug discovery product lines. Molecular biology encompasses products from the initial cloning and manipulation of DNA, to examining RNA levels and regulating gene expression in cells, to capturing, separating and analyzing proteins. These include the research tools used in reagent and kit form that simplify and improve gene acquisition, gene cloning, gene expression and gene analysis techniques. This segment also includes a full range of enzymes, nucleic acids, other biochemicals and reagents. These biologics are manufactured to the highest research standards and are matched in a gene specific, validated manner (gene, ORF, RNAi, protein, antibodies, etc.) to ensure researchers the highest purity and scientific relevance for their experimentation. We also offer software through this segment that enables more efficient, accelerated analysis and interpretation of genomic, proteomic and other biomolecular data for application in pharmaceutical, therapeutic and diagnostic development. The acquisitions of Zymed, Caltag, Dynal and Biosource have enhanced our ability to offer new technology and products, such as antibodies and proteins (Zymed, Caltag and BioSource) and magnetic beads used for biological separation (Dynal), which is the first step in almost every biologic investigative or diagnostic process.

•

Cell Systems (CS). Our CS segment includes all of our GIBCO cell culture products and services. Products include sera, cell and tissue culture media, reagents used in both life sciences research and in processes to grow cells in the laboratory and to produce biopharmaceuticals and other end products made through cultured cells. CS services include the creation of commercially viable stable cell lines and the optimization of production processes used for the production of therapeutic drugs.

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

We plan to continue to introduce new research products and services, as we believe continued new product development and rapid product introduction is a critical competitive factor in the BioDiscovery and CS markets. We may continue to increase expenditures in sales and marketing, manufacturing and research and development to support increased levels of sales and to augment our long-term competitive position.

We principally purchase raw materials and components from third parties and use those ingredients to manufacture products for inventory. We typically ship those products shortly after the receipt of orders. Our oligonucleotide, genomic services, general services, RNAi (gene regulation), and some CS businesses, however, are all made to order, and certain of our products are made for us by third parties. Because we ship shortly after receipt of orders, make products to order or purchase from third parties, we do not have a significant backlog in either of our segments and do not anticipate we will develop a material backlog in the future. Most of our products and services are manufactured or provided from our facilities in Carlsbad and Camarillo, California; Eugene, Oregon; Frederick, Maryland; Grand Island, New York; Madison, Wisconsin; Auckland, New Zealand; Oslo, Norway; and Paisley, Scotland. We also have manufacturing facilities in Japan and Israel.

Research and Development

We believe that a strong research and product development effort is important to our future growth. We spent $115.8 million, $104.3 million, and $97.8 million on research and development activities in 2007, 2006 and, 2005, respectively. These research and development expenses were primarily directed toward developing innovative new products in areas where we have expertise and have identified substantial market needs, creating solutions for customers in the life sciences research and industrial bioprocessing areas and improving production processes.

We conduct research activities in the United States, the United Kingdom, Israel and New Zealand, using our own employees. At December 31, 2007, we had approximately 550 employees principally engaged in research and development. Our scientific staff is augmented by advisory and collaborative relationships with a number of scientists and customers.

Our research and development activity is aimed at maintaining a leadership position in providing research tools to the life sciences research market and enhancing our market position as a supplier of products and services used to manufacture genetically engineered pharmaceuticals and other materials.

Sales and Marketing

In 2007, our E-Business channel attributed 45% of total orders worldwide. We currently market our products directly or through distributors or agents in approximately 70 countries. These independent distributors may also market research products for other companies, including some products that are competitive with our offerings. As of December 31, 2007, we employed approximately 1350 people in our sales and marketing organization.

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

Technology Licensing

Some of our existing products are manufactured or sold under the terms of license agreements that require us to pay royalties to the licensor based upon a percentage of the sales of products containing the licensed materials or technology. These licenses also typically impose obligations on us to market the licensed technology. Although we emphasize our own research and development, we believe our ability to in-license new technology from third parties is and will continue to be critical to our ability to offer competitive new products. Our ability to obtain these in-licenses depends in part on our ability to convince inventors that we will be successful in bringing new products incorporating their technology to market. Several significant licenses or exclusivity rights expire at various times during the next 15 years. There are certain risks associated with relying on third-party licensed technologies, including our ability to identify attractive technologies, license them on acceptable terms, meet our obligations under the licenses, renew those licenses should they expire before we retire the related product and the risk that the third party may lose patent protection. These risks are more fully described under the heading “Risk Related to the Development and Manufacture of Products” and “Risks Related to Our Intellectual Property” below.

Patents and Proprietary Technologies

We consider the protection of our proprietary technologies and products in both of our product segments to be important to the success of our business and rely on a combination of patents and exclusive licenses to protect these technologies and products. We currently own approximately 1,000 patents and have exclusive rights to another 150. Of this amount we control over 600 patents in the United States, and over 550 in other countries. We also have numerous pending patent applications both domestic and internationally. Our success depends, to a significant degree, upon our ability to develop proprietary products and technologies. It is important to our success that we protect the intellectual property associated with these products and technologies. We intend to continue to file patent applications as we develop new products and technologies. Patents provide some degree of, but not complete, protection for our intellectual property.

We also rely in part on trade secret, copyright and trademark protection of our intellectual property. We protect our trade secrets by entering into confidentiality agreements with third parties, employees and consultants. It is our policy to require employees and consultants to sign agreements to assign to us their interests in intellectual property arising from their work for us. There are risks related to our reliance on patents, trade secret, copyright and trademark protection laws, which are described in more detail under the heading “Risks Related to Our Intellectual Property” below.

Competition

The markets for the products of both of our segments are competitive. There are numerous life science research and bioproduction product suppliers that compete with us which have significant financial, operational, sales and marketing resources, and experience in research and development, although many of these competitors only compete with us in a limited portion of our product line. These and other companies may have developed or could in the future develop new technologies that compete with our products or even render our products obsolete. Additionally, there are numerous scientists making materials themselves instead of using kits. We believe that a company’s competitive position in our markets is determined by product function, product quality, speed of delivery, technical support, price, breadth of product line, and timely product development. Our customers are diverse and may place varying degrees of importance on the competitive attributes listed above. While it is difficult to rank these attributes for all our customers in the aggregate, we believe we are well positioned to compete in each category.

Suppliers

We buy materials for our products from many suppliers. While there are some raw materials that we obtain from a single supplier, we are not dependent on any one supplier or group of suppliers for our business as a whole, or for either of our BioDiscovery and CS segments. Raw materials, other than raw fetal bovine serum (FBS), are generally available from a number of suppliers.

Two of our subsidiaries provide secure collection and processing capacity for raw Australian and U.S.-sourced FBS, and we have long-term supply contracts in place for additional U.S. and South American sourced FBS. However, they may not provide us with a large enough source of FBS to satisfy all of our FBS needs. As a result, we may still acquire raw FBS from various third party suppliers on short-term contracts. None of these suppliers, however, individually or collectively provides a majority of the total FBS we purchase from third parties. In addition, the supply of raw FBS is sometimes limited because serum collection tends to be seasonal. This causes the price of raw FBS to fluctuate. Although there is a well-established market for finished FBS, which is one of our major CS products, the profit margins we achieve on finished FBS have varied significantly in the past because of the fluctuations in the price of raw FBS.

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

Government Regulation

Certain of our products and services, as well as the manufacturing process of the products, are subject to regulation under various portions of the U.S. Federal Food, Drug and Cosmetic Act. In addition, a number of our manufacturing facilities are subject to periodic inspection by the U.S. Food and Drug Administration (FDA), other product-oriented federal agencies and various state and local authorities in the U.S. We believe such facilities are in compliance in all material aspects with the requirements of the FDA’s Quality System Regulation (formerly known as Good Manufacturing Practices), other federal, state and local regulations and other quality standards such as ISO 9001 or ISO 13485. Portions of our business subject to the Federal Food, Drug and Cosmetic Act include certain CS segment products (with respect to their testing, safety, efficacy, marketing, labeling and other matters).

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

Employees

As of January 31, 2008, we had approximately 4,300 employees, approximately 1,600 of whom were employed outside the United States. Our success will depend in large part upon our ability to attract and retain employees. In addition, we employ a number of temporary and contract employees. We face competition in this regard from other companies, research and academic institutions, government entities and other organizations.

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

Gregory T. Lucier (age 43) has served as Chief Executive Officer of Invitrogen and member of its Board of Directors since May 2003. In April 2004 he was appointed Chairman of the Board of Directors. From June 2000 to May 2003, Mr. Lucier was the President and Chief Executive Officer of General Electric (GE) Medical Systems Information Technologies. Mr. Lucier was named a corporate officer of GE in 1999 by that company’s board of directors and served in a variety of leadership roles during his career at GE, including Vice President of Global Services, GE Medical Systems. Mr. Lucier is currently a board member of the Biotechnology Industry Organization (BIO) and serves on BIO policy subcommittees. He is also a board member of the Burnham Research Institute, a director of BIOCOM and is actively involved at San Diego State University as a distinguished lecturer. He received his B.S. in Engineering from Pennsylvania State University and an M.B.A. from Harvard Business School.

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

Nicolas M. Barthelemy (age 42) has served as Senior Vice President of Invitrogen’s Cell Systems Division since January 2006. Mr. Barthelemy served as Senior Vice President of Global Operations from March 2004 to January 2006. Prior to Invitrogen Mr. Barthelemy held several executive positions at Biogen Idec including

Vice President of Manufacturing. Mr. Barthelemy is a recognized operations leader in large scale mammalian cell culture and purification. Mr. Barthelemy received his M.S. in Chemical Engineering from the University of California, Berkeley and the equivalent of an M.S. in Chemistry from École Supérieure de Physiques et Chimie Industrielles (Paris, France) and the equivalent of a B.S. in Mathematics, Physics and Chemistry from Ecole Sainte Geneviève (Versailles, France).

Bernd Brust (age 40) has served as Senior Vice President of Global Sales since November 2006. Mr. Brust joined Invitrogen in 2004 and previously served as General Manager and Vice President of European Operations. He has more than 15 years of sales, commercial operations and management experience. Prior to joining Invitrogen he served as General Manager of Sales & Marketing for GE Medical Systems Information Technologies, where he was awarded GE Medical Systems IT Commercial Leader of the Year. Brust holds a degree in Engineering from MTS in Amsterdam.

John A. Cottingham (age 53), has served as Senior Vice President, General Counsel and Secretary of Invitrogen since May 2004. He served as Vice President, General Counsel for Invitrogen from September 2000 until May 2004. Prior to the merger of Life Technologies with Invitrogen, Mr. Cottingham was the General Counsel and Assistant Secretary of Life Technologies from January 1996 to September 2000. From May 1988 through December 1995, he served as an international corporate attorney with the Washington, D.C. office of Fulbright and Jaworski L.L.P. Mr. Cottingham received his B.A. in Political Science from Furman University, his J.D. from the University of South Carolina, his LL.M. in Securities Regulation from Georgetown University and his M.S.E.L. from the University of San Diego.

Paul Grossman (age 47), serves as the Senior Vice President of Strategy and Corporate Development. Prior to Invitrogen, Dr. Grossman held a variety of leadership roles during his more than 20 years at Applied Biosystems (ABI). Dr. Grossman worked as a research scientist, patent attorney and as Vice President of Intellectual Property and Chief Group Counsel. Most recently, he served as ABI’s Vice President of Strategy and Business Development. Dr. Grossman received B.S. and Ph.D. degrees in Chemical Engineering from the University of California at Berkeley, a M.S. in Chemical Engineering from the University of Virginia, and a J.D. from Santa Clara University School of Law. He has authored numerous scientific publications, was the co-editor of the book Capillary Electrophoresis: Theory and Practice, and holds more than 70 U.S. and foreign patents.

David F. Hoffmeister (age 53), has served as Chief Financial Officer, Senior Vice President, Finance at Invitrogen since October 2004. Mr. Hoffmeister held various positions over the course of 20 years with McKinsey & Company, most recently from 1997 to 2004 as a Director serving clients in the healthcare, private equity and specialty chemicals industries. Prior to joining McKinsey, Mr. Hoffmeister held financial positions at GTE and W.R.Grace. Mr. Hoffmeister is currently a board member of Celanese Corporation. Mr. Hoffmeister received his B.S. in Business, from the University of Minnesota and an M.B.A. from the University of Chicago.

Peter M. Leddy (age 45), has served as Invitrogen’s Senior Vice President of Human Resources since July 2005. Prior to Invitrogen, Dr. Leddy held several senior management positions with Dell Incorporated from 2000 to 2005 and was most recently, Vice President, Human Resources for Americas Operations. Prior to joining Dell Incorporated, Dr. Leddy served as the Executive Vice President for Human Resources at Promus Hotel Corporation (Doubletree, Embassy Suites). Dr. Leddy also served in a variety of executive and human resource positions at PepsiCo. Dr. Leddy received his B.A. in Psychology from Creighton University and his M.S. and Ph.D. in Industrial/Organizational Psychology from the Illinois Institute of Technology.

John “Kip” Miller (age 49) serves as Invitrogen’s Senior Vice President of Biodiscovery. Mr. Miller has a strong background in general management, sales and marketing and extensive experience in Life Science, Research and Diagnostic markets. Prior to joining Invitrogen he was Vice President, General Manager Americas for BD Biosciences in San Diego with responsibility for US, Canada and Latin America. Prior to that he held positions as Vice President, General Manager for BD Biosciences Research Cell Analysis and BD Pharmingen, a division of BD Biosciences. Additionally, Mr. Miller has held a variety of leadership positions in the sales and service organizations for BD and for Leica Inc. Mr. Miller has a BS in Engineering from Michigan State University.

Kelli A. Richard (age 39) serves as Invitrogen’s Vice President, Finance and Chief Accounting Officer. Ms. Richard joined Invitrogen in August 2005 with more than 14 years of accounting and financial reporting experience, previously serving as Vice President, Accounting & Reporting. Prior to joining Invitrogen, Ms. Richard held the position of Principal Accounting Officer at Gateway, Inc. Ms. Richard is a certified public accountant with a Bachelor of Business Administration degree from the University of Iowa.

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

These facts require us to make appropriate investments in the development and identification of new technologies and products. As a result, we are continually looking to develop, license or acquire new technologies and products to further broaden and deepen our already broad product line. If we fail to develop, license or otherwise acquire new technologies, our customers will likely purchase products from our competitors, significantly harming our business. Once we have developed or obtained a new technology, to the extent that we fail to introduce new and innovative products that are accepted by our markets, we may not obtain an adequate return on our research and development, licensing and acquisition investments and could lose market share to our competitors, which would be difficult to regain and could seriously damage our business. Some of the factors affecting market acceptance of our products include:

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

There has been a trend toward industry consolidation in our markets for the past several years. We expect this trend toward industry consolidation to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. We believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in operating results and could have a material adverse effect on our business.

Reduction in research and development budgets and government funding

Our customers include researchers at pharmaceutical and biotechnology companies, academic institutions, government laboratories and private foundations. Fluctuations in the research and development budgets of these researchers and their organizations could have a significant effect on the demand for our products. Research and development budgets fluctuate due to changes in available resources, mergers of pharmaceutical and biotechnology companies, spending priorities, general economic conditions and institutional and governmental budgetary policies. Our business could be seriously damaged by any significant decrease in life sciences research and development expenditures by pharmaceutical and biotechnology companies, academic institutions, government laboratories or private foundations. In particular, approximately 20% of our sales have been to researchers whose funding is dependent upon grants from the NIH. Although the level of research funding increased significantly during the years of 1999 through 2003, increases for fiscal 2004 through 2007 were significantly lower. Government funding of research and development is subject to the political process, which is inherently fluid and unpredictable. Other programs, such as homeland security or defense, or general efforts to reduce the federal budget deficit could be viewed by the U.S. government as a higher priority. Past proposals to reduce budget deficits have included reduced NIH and other research and development allocations. Any shift away from the funding of life sciences research and development or delays surrounding the approval of government budget proposals may cause our customers to delay or forego purchases of our products, which could seriously damage our business.

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

In addition, certain rights granted under the license could be lost for reasons outside of our control. For example, the licensor could lose patent protection for a number of reasons, including invalidity of the licensed patent, or a third party could obtain a patent that curtails our freedom to operate under one or more licenses. Changes in patent law could affect the value of the licensed technology. We may receive third-party claims of intellectual property infringement for which we may not be indemnified by the licensor.

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

ISO is an internationally recognized voluntary quality standard that requires compliance with a variety of quality requirements somewhat similar to the QSR requirements. The operations of our CS segment, our Dynal business unit, our facilities in Carlsbad and Camarillo, California and our Molecular Probes business in Eugene, Oregon are each intended to comply with ISO 9001 or ISO 13485. Failure to comply with this voluntary standard can lead to observations of non-compliance or even suspension of ISO certification by the certifying unit. If we lose ISO certification, this loss could cause some customers to purchase products from other suppliers.

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

Increase in interest expense upon the adoption of FSP APB14-a

In August of 2007, FASB issued for comment a proposed FASB Staff Position No. APB 14-a, Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-a”) that would significantly impact the accounting for convertible debt. The FSP would require cash settled convertible debt, such as our $1,150 million aggregate principal amount of convertible notes that are currently outstanding, to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component would be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value would be recorded as a debt discount and amortized to interest expense over the life of the bond. Although FSP APB 14-a would have no impact on our actual past or future cash flows, it would require us to record a significant amount of non-cash interest expense as the debt discount is amortized. As a result, there would be a material adverse impact on our results of operations and earnings per share.

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

Risks Related to Our International Operations

International unrest or foreign currency fluctuations

Our products are currently marketed in approximately 70 countries throughout the world. Our international revenues, which include revenues from our non-U.S. subsidiaries and export sales from the U.S., represented 45% of our product revenues in 2007, 45% of our product revenues in 2006 and 50% of our product revenues in

2005. We expect that international revenues will continue to account for a significant percentage of our revenues for the foreseeable future. There are a number of risks arising from our international business, including those related to:

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

A significant portion of our business is conducted in currencies other than the U.S. dollar, which is our reporting currency. While we have at times attempted to hedge cash flows in these currencies, this program relies in part on forecasts of these cash flows and the expected range of fluctuations. As a result, we cannot guarantee this program will adequately protect our operating results from the full effects of exchange rate fluctuations. We also continually evaluate the costs and benefits of our hedging program and cannot guarantee that we will continue to conduct hedging activities. As a result, fluctuations between the currencies in which we do business have caused and will continue to cause foreign currency transaction gains and losses. We cannot predict the effects of currency exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the volatility of currency exchange rates.

Risks Related to Our Intellectual Property

Inability to protect our proprietary technology

Our success depends to a significant degree upon our ability to develop proprietary products and technologies. When we develop such technologies, we routinely seek patent protection in the United States and abroad to the extent permitted by law. However, we cannot assure you that patents will be granted on any of our patent applications or that the scope of any of our issued patents will be sufficiently broad to offer meaningful protection. We only seek to have patents issued in selected countries. Third parties can make, use and sell products covered by our patents in any country in which we do not have patent protection. In addition, our issued patents or patents we exclusively license could be successfully challenged, invalidated or circumvented so that our patent rights would not create an effective competitive barrier. We provide our customers the right to use our products under label licenses that are for research purposes only. The validity of the restrictions contained in these licenses could be contested and we cannot assure you that we would either be aware of an unauthorized use or be able to enforce the restrictions in a cost-effective manner. Additionally, judicial decisions and legislative changes could have a negative impact on the value of our patents and the effectiveness of our label licenses.

If a third party claimed an intellectual property right to technology we use, we might need to discontinue an important product or product line, alter our products and processes, defend our right to use such technology in court or pay license fees. Although we might under these circumstances attempt to obtain a license to such intellectual property, we may not be able to do so on favorable terms, or at all. Additionally, if our products are found to infringe a third party’s intellectual property, we may be required to pay damages for past infringement (which in some cases can be trebled by the court) and lose the ability to sell certain products or receive licensing revenues.

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

Intellectual property litigation, changes in patent law and other litigation

Litigation regarding patents and other intellectual property rights is extensive in the biotechnology industry. We are aware that patents have been applied for and, in some cases, issued to others claiming technologies that are closely related to ours. We periodically receive notices of potential infringement of patents held by others and we are currently a defendant in at least one court action involving third party intellectual property rights. We may not be able to resolve these types of claims successfully in the future.

We have enforced our intellectual property rights through patent litigation in several court actions. We have incurred substantial costs and are currently incurring costs, in enforcing our intellectual property rights. In the event of additional intellectual property disputes, we may be involved in further litigation. In addition to court actions, patent litigation could involve proceedings before the U.S. Patent and Trademark Office or the International Trade Commission. Intellectual property litigation can be extremely expensive and such expense, as well as the consequences should we not prevail, could seriously harm our business.

The value of our intellectual property portfolio could also be negatively affected by decisions in third-party litigation and by congressional patent law reform.

Risks Related to Environmental and Product Liability Issues

Risks related to handling of hazardous materials and other regulations governing environmental safety

Our operations are subject to complex and stringent environmental, health, safety and other governmental laws and regulations that both public officials and private individuals may seek to enforce. Our activities that are subject to these regulations include, among other things, our use of hazardous and radioactive materials and the generation, transportation and storage of waste. While we believe we are in material compliance with these laws and regulations, we could discover that we or an acquired business is not in material compliance. Existing laws and regulations may also be revised or reinterpreted, or new laws and regulations may become applicable to us, whether retroactively or prospectively, that may have a negative effect on our business and results of operations. It is also impossible to eliminate completely the risk of accidental environmental contamination or injury to individuals. In such an event, we could be liable for any damages that result, which could adversely affect our business. Additionally, although unlikely, a natural disaster or other catastrophic incident could partially or completely shut down our research and manufacturing facilities and operations.

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

Some of our services include the manufacture of biologic products to be tested in human clinical trials. We could be held liable for errors and omissions in connection with these services. In addition, we formulate, test and manufacture products intended for use by the public. These activities could expose us to risk of liability for personal injury or death to persons using such products. We seek to reduce our potential liability through measures such as contractual indemnification provisions with clients (the scope of which may vary from client-to-client and the performances of which are not secured), insurance maintained by clients and conducting certain of these businesses through subsidiaries. Nonetheless, we could be materially and adversely affected if we were required to pay damages or incur defense costs in connection with a claim that is outside the scope of the indemnification agreements, if the indemnity, although applicable, is not performed in accordance with its terms or if our liability exceeds the amount of applicable insurance or indemnity. In addition, we could be held liable for errors and omissions in connection with the services we perform. We currently maintain product liability and errors and omissions insurance with respect to these risks. There can be no assurance that our insurance coverage will be adequate or that insurance coverage will continue to be available on terms acceptable to us.

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

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

We own or lease approximately 1,600,000 square feet of property being used in current operations at the following principal locations within the United States, each of which contains office, manufacturing, storage and/or laboratory or office facilities used by our BioDiscovery and Cell Systems (CS) segments, as noted:

•	Carlsbad, California (owned (land only) and leased)—used by BioDiscovery segment
•	Frederick, Maryland (owned and leased)—used by BioDiscovery and CS segments
•	Grand Island, New York (owned and leased)—used by CS segment
•	Madison, Wisconsin (owned and leased)—used by BioDiscovery segment
•	Brown Deer, Wisconsin (leased)—used by BioDiscovery segment
•	Eugene, Oregon (owned and leased)—used by BioDiscovery segment
•	Branford, Connecticut (leased)—used by BioDiscovery segment
•	Camarillo, California (leased)—used by BioDiscovery segment

In addition, we own or lease approximately 600,000 square feet of property at locations outside the United States including these principal locations, each of which also contains office, manufacturing, storage and/or laboratory or office facilities:

•	Glasgow area, principally Paisley, Scotland (owned and leased)—used by BioDiscovery and CS segments
•	Oslo, Norway (owned (land only) and leased)—used by BioDiscovery segment

•	Auckland and Christchurch, New Zealand (owned and leased)—used by BioDiscovery and CS segments
•	Shanghai and Beijing, China (leased)—used by BioDiscovery segment
•	Newcastle, Australia (owned and leased)—used by CS segment

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

We also have leases in Bethesda and Rockville, Maryland; Worcester, Massachusetts; South San Francisco, California; and Auckland, New Zealand; which are subleased or are being offered for sublease. These properties are not used in current operations and therefore are not included in the discussion above.

Additional information regarding our properties is contained in Notes 1 and 6 to the consolidated financial statements included in this Annual Report on Form 10-K.

ITEM 3. Legal Proceedings

We are subject to potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted. These matters have arisen in the ordinary course and conduct of our business, as well as through acquisitions . Some are expected to be covered, at least partly, by insurance. Estimated amounts for claims that are probable and can be reasonably estimated are reflected as liabilities in the consolidated financial statements. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters that are pending or may be asserted could be decided unfavorably to us. Although the amount of liability at December 31, 2007 with respect to these matters cannot be ascertained, we believe that any resulting liability should not materially affect our consolidated financial statements.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2007. Our annual meeting of stockholders will be held in Carlsbad, California on April 30, 2008. Matters to be voted on will be included in our proxy statement to be filed with the SEC and distributed to our stockholders prior to the meeting.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Prices

Our common stock trades on The Nasdaq Global Select Market® under the symbol “IVGN.” The table below provides the high and low sales prices of our common stock for the periods indicated, as reported by The Nasdaq Global Select Market.

	High	Low
Year ended December 31, 2007
Fourth quarter	$98.43	$81.96
Third quarter	83.27	71.06
Second quarter	74.51	63.99
First quarter	67.26	56.50
Year ended December 31, 2006
Fourth quarter	$57.13	$56.47
Third quarter	64.00	63.07
Second quarter	66.41	65.43
First quarter	71.11	69.90

On February 11, 2008, the last reported sale price of our common stock was $86.29. As of February 11, 2008, there were approximately 1,139 stockholders of record of our common stock.

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

Securities Purchased Under Invitrogen Stock Repurchase Program

In August 2006, the Company’s Board of Directors authorized a $500 million share repurchase program of the Company’s common stock. During the year ended December 31, 2007, under this plan the Company repurchased 2.2 million shares at a total cost of approximately $150.0 million. The cost of repurchased shares are included in treasury stock and reported as a reduction in stockholders’ equity. As of December 31, 2007, management has completed stock repurchases under the $500 million authorization.

In July 2007, the Board approved a program authorizing management to repurchase up to $500 million of common stock over the next three years. Under this plan, the Company repurchased 1.5 million shares at a total cost of approximately $135.0 million during the year ended December 31, 2007. The cost of repurchased shares are included in treasury stock and reported as a reduction in stockholders’ equity.

The following table represents stock purchases during the fourth quarter:

Period	(a) Total Number of Shares (or Units) purchased	(b) Average Price Paid per Share	(c) Total Dollar of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1—October 31	—	$—	$—	$465,015,047
November 1—November 30	707,803	91.83	64,999,809	400,015,238
December 1—December 31	364,426	96.04	35,000,127	365,015,111

Total	1,072,229	$93.26	$99,999,936	$365,015,111

ITEM 6. Selected Financial Data

The following selected data should be read in conjunction with our financial statements located elsewhere in this Annual Report on Form 10-K and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

FIVE YEAR SELECTED FINANCIAL DATA

(in thousands, except per share data)	2007(1)	2006(1,2)	2005(1,3)	2004(1)	2003(1,4)
Revenues	$1,281,747	$1,151,175	$1,079,137	$911,558	$777,738
Gross profit	715,887	608,331	549,535	464,207	469,349
Net income from continuing operations	130,279	75,759	121,485	80,987	60,130
Net income (loss) from discontinued operations	12,911	(266,808)	10,561	7,838	—
Net income (loss)	143,190	(191,049)	132,046	88,825	60,130
Earnings from continuing operations per common share:
Basic	$2.79	$1.47	$2.33	$1.57	$1.19
Diluted	$2.69	$1.44	$2.15	$1.50	$1.17
Earnings (loss) from discontinued operations per common share:
Basic	$0.28	$(5.19)	$0.20	$0.15	$—
Diluted	$0.26	$(5.04)	$0.18	$0.13	$—
Net income (loss) per share:
Basic	$3.07	$(3.72)	$2.53	$1.72	$1.19
Diluted	$2.95	$(3.60)	$2.33	$1.63	$1.17
Current assets	$1,090,484	$740,604	$1,079,234	$1,265,104	$1,287,344
Noncurrent assets	2,239,263	2,179,696	2,241,376	1,794,370	1,878,345
Current liabilities (including convertible debt)	234,413	228,086	468,148	168,791	125,693
Noncurrent liabilities (including convertible debt)	1,327,381	1,296,191	1,310,941	1,476,523	1,233,149
Total stockholders’ equity	1,765,447	1,630,427	2,041,790	1,913,251	1,806,847

(1)	During 2007, 2006, 2005, 2004 and 2003, the Company completed acquisitions that were not material and their results of operations have been included in the accompanying consolidated financial statements from their respective dates of acquisition. See Note 2 to the Notes to Consolidated Financial Statements.
(2)	In 2006, the FASB issued Financial Accounting Standard 123 revised “Share Based Payments” in which share based payment is included in the results of operations and impacts the net income as reported. This adoption affects comparability between the Selected Financial Data. See Note 1 in the Notes to Consolidated Financial Statements.
(3)	2005 includes the results of operations of Dynal Biotech Holding as of April 1, 2005, the date of acquisition, which affects the comparability of the Selected Financial Data.
(4)	2003 includes the results of operations of the PanVera business and Molecular Probes, Inc. as of March 28, 2003 and August 20, 2003, the respective dates of acquisitions, which affect the comparability of the Selected Financial Data.

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

We conduct our business through two principal segments:

➢	BioDiscovery. Our BioDiscovery segment includes molecular biology, cell biology and drug discovery product lines. Molecular biology encompasses products from the initial cloning and manipulation of DNA, to examining RNA levels and regulating gene expression in cells, to capturing, separating and analyzing proteins. These include the research tools used in reagent and kit form that simplify and improve gene acquisition, gene cloning, gene expression and gene analysis techniques. This segment also includes a full range of enzymes, nucleic acids, other biochemicals and reagents. These biologics are manufactured to the highest research standards and are matched in a gene specific, validated manner (gene, ORF, RNAi, protein, antibodies, etc.) to ensure researchers the highest purity and scientific relevance for their experimentation. We also offer software through this segment that enables more efficient, accelerated analysis and interpretation of genomic, proteomic and other biomolecular data for application in pharmaceutical, therapeutic and diagnostic development. The acquisitions of Zymed, Caltag, Dynal and Biosource have enhanced our ability to offer new technology and products, such as antibodies and proteins (Zymed, Caltag and BioSource) and magnetic beads used for biological separation (Dynal), which is the first step in almost every biologic investigative or diagnostic process.

➢	Cell Systems (CS). Our CS segment includes all of our GIBCO cell culture products and services. Products include sera, cell and tissue culture media, reagents used in both life sciences research and in processes to grow cells in the laboratory and to produce biopharmaceuticals and other end products made through cultured cells. CS services include the creation of commercially viable stable cell lines and the optimization of production processes used for the production of therapeutic drugs.

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

Our Strategy

Our objective is to provide essential life science technologies for disease research, drug discovery and commercial bio-production.

Our strategies to achieve this objective include:

➢	New Product Innovation and Development

➢	Developing innovative new products. We place a great emphasis on internally developing new technologies for the life sciences research and biopharmaceutical production markets. Additionally, we are looking to leverage the broad range of our technologies to create unique synergistic technology solutions across our internal and newly acquired research and development centers of excellence. A significant portion of our growth and current revenue base has been created by the application of technology to accelerate the drug discovery process of our customers. We expect to focus new product development on three critical technology areas:

➢	Protein and antibody production, purification and characterization;

➢	Biochemical and cell-based assays; and

➢	Labeling and detection,.

➢	In-licensing technologies. We actively and selectively in-license new technologies, which we modify to create high value kits, many of which address bottlenecks in the research or drug discovery laboratories. We have a dedicated group of individuals that is focused on in-licensing technologies from academic and government institutions, as well as biotechnology and pharmaceutical companies.

➢	Acquisitions. We actively and selectively seek to acquire and integrate companies with complementary products and technologies, trusted brand names, strong market positions and strong intellectual property positions. We have acquired numerous companies since we became a public company in 1999. On April 1, 2005, we acquired all of the outstanding shares of Dynal Biotech Holding AS, a privately held corporation based in Oslo, Norway for cash of $402.6 million. Dynal is the industry leader in magnetic bead technologies that are used in cell separation and purification, cell stimulation, protein research, nucleic acid research and microbiology. The results of operations of Dynal are included in the accompanying consolidated financial statements in the BioDiscovery segment from the date of acquisition. Additionally we have entered into other immaterial acquisitions which are further discussed in the notes to the consolidated financial statements.

➢	Divestitures. In April 2007, Invitrogen completed the sale of its BioReliance subsidiary to Avista Capital Partners and received net cash proceeds of approximately $209.0 million. No loss on the sale was recorded in 2007. The results of operations for BioReliance for the period from January through April 2007 and the results for all prior periods are reported as discontinued operations. The Company finalized the sale of BioSource Europe, S.A., a diagnostic business located in Belgium, in April of, 2007, to a private investor group in Belgium for proceeds of $5.5 million. Net proceeds from both acquisitions less cash spent as part of the disposal process were $209.9 million.

➢	Leverage Existing Sales, Distribution and Manufacturing Infrastructure

➢	Multi-national sales footprint. We have developed a sales and distribution network with sales in approximately 70 countries throughout the world. Our sales force is highly trained, with many of our sales people possessing degrees in molecular biology, biochemistry or related fields. We believe our sales force has a proven track record for selling and distributing our products and we expect to leverage this capacity to increase sales of our existing, newly developed and acquired products.

➢	High degree of customer satisfaction. Our sales, marketing, customer service and technical support staff work well together to provide our customers exceptional service for our products and we have been highly rated in customer satisfaction surveys. We use this strength to attract new customers and maintain existing customers.

➢	Rapid product delivery. We have the ability to ship typical orders on a same-day or next-day basis. We use this ability to provide convenient service to our customers to generate additional sales.

Our BioDiscovery and CS products are used for research purposes and their use by our customers generally is not regulated by the United States Food and Drug Administration, or FDA, or by any comparable international organization, with several limited exceptions. Some of our CS and antibody products and manufacturing sites are subject to FDA regulation and oversight and are required to comply with the Quality System Regulations described in 21 CFR part 820. Additionally, some of these same sites and products are intended to comply with certain voluntary quality programs such as ISO 9001 and ISO 13458.

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

We conduct our operations through subsidiaries in the Americas, Europe and Asia-Pacific. Each subsidiary records its income and expenses using the functional currency of the country in which the subsidiary resides. To consolidate the income and expenses of all of our subsidiaries, we translate each subsidiary’s results into U.S. dollars using average exchange rates during the period. Changes in currency exchange rates have affected and will continue to affect our consolidated revenues, revenue growth rates, gross margins and net income. In addition, many of our subsidiaries conduct a portion of their business in currencies other than the subsidiary’s functional currency, which can result in foreign currency transaction gains or losses. Exchange gains and losses arising from transactions denominated in these currencies are recorded in the Consolidated Statements of Income using the actual exchange rate differences on the date of the transaction.

We anticipate that our results of operations may fluctuate on a quarterly and annual basis and will be difficult to predict. The timing and degree of fluctuation will depend upon several factors, including those discussed under “Risk Factors Related to Our Operations.”

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2007 and 2006

(in millions)	2007	2006	$ Increase/ (Decrease)	% Increase/ (Decrease)
BioDiscovery revenues	$902.2	$814.7	$87.5	11%
Cell Systems revenues	379.5	336.5	43.0	13%

Total revenues	$1,281.7	$1,151.2	$130.5	11%

BioDiscovery gross margin	70%	68%
Cell Systems gross margin	50%	52%
Total gross margin	56%	53%

Revenues

Revenues increased $130.5 million or 11% for 2007 compared to 2006. The increase was primarily a result of $59.7 million of increased volume and new product revenue, $40.6 million in foreign currency translation, and $29.8 million of price increases.

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

BioDiscovery (BD). BioDiscovery revenues increased $87.5 million or 11% for 2007 compared to 2006. The increase was primarily driven by $29.4 million in increased volume and new product revenue, $28.6 million in increased prices and a favorable impact of $28.9 million in foreign currency translation.

Cell Systems (CS). CS revenues increased $43.0 million or 13% for 2007 compared to 2006. The increase was primarily a result of increased volume and new product revenue of $30.3 million along with favorable impact of $11.7 million in foreign currency translation.

Sales of cell culture products for large-scale production applications can vary significantly due to customer demand. In addition, cell culture revenues include sales of sera products whose price has historically been volatile. As a result, cell culture revenue growth rates can vary significantly.

Gross Profit

Gross profit increased $107.6 million or 18% for 2007 compared to 2006. Gross profit for 2007 and 2006 included approximately $0.5 million and $4.4 million, respectively, of costs associated with the write-up of acquired inventory to fair market value as a result of a business combination. In accordance with purchase accounting rules, this acquired inventory was written-up to fair market value and subsequently expensed as the inventory was sold. Amortization expense related to purchased intangible assets acquired in our business combinations was $98.7 million for 2007 compared to $110.7 million for 2006. The $12.0 million decrease was mainly due to intangible assets acquired in prior periods being fully amortized during the year. The primary drivers for the increase in gross margin is related to $47.5 million in pricing and volume increases, $22.1 million in productivity increases and $26.4 million in favorable foreign currency impacts.

We believe that gross margin for future periods will be affected by, among other things, the integration of acquired businesses in addition to sales volumes, competitive conditions, royalty payments on licensed technologies, the cost of raw materials, changes in average selling prices, our ability to make productivity improvements and foreign currency rates.

BioDiscovery (BD). BioDiscovery gross margin increased 2% to 70% for 2007 compared to 68% in 2006 primarily due to lower operating costs, improved pricing and increased sales volume.

Cell Systems (CS). CS gross margin decreased 2% to 50% for 2007 compared to 52% in 2006. Declines in gross margin were primarily the result of higher operating expenses and declines in sera pricing.

Operating Expenses

	For the Years Ended December 31,
	2007		2006
(in millions)	Operating Expense	As a Percentage of Segment Revenues	Operating Expense	As a Percentage of Segment Revenues	$ Increase (Decrease)	% Increase (Decrease)
BioDiscovery Segment:
Sales and marketing	$185.1	21%	$172.8	21%	$12.3	7%
General and administrative	105.2	12%	93.2	11%	12.0	13%
Research and development	97.2	11%	89.7	11%	7.5	8%

Cell Systems Segment:
Sales and marketing	$60.9	16%	$54.5	16%	$6.4	12%
General and administrative	39.2	10%	30.2	9%	9.0	30%
Research and development	14.5	4%	10.4	3%	4.1	39%

Unallocated:
Sales and marketing	$6.0		$5.1		$0.9
General and administrative	19.7		26.7		(7.0)
Research and development	4.1		4.2		(0.1)

Consolidated:
Sales and marketing	$252.0	20%	$232.4	20%	$19.6	8%
General and administrative	164.1	13%	150.1	13%	14.0	9%
Research and development	115.8	9%	104.3	9%	11.5	11%

Sales and Marketing. For 2007, sales and marketing expenses increased $19.6 million or 8% compared to 2006. The increase resulted primarily from increased salaries and bonuses of $13.2 million, $4.5 million of additional purchased services expenses and $6.0 million of foreign currency translation impacts. This was partially offset by a decrease in travel expenses of $3.9 million as well as a decrease in supplies expenses of $1.4 million.

General and Administrative. For 2007, general and administrative expenses increased $14.0 million or 9% compared to 2006. The increase resulted primarily from increases salaries and bonuses of $23.1 million, additional depreciation expense of $4.7 million which was driven by increased capital expenditures, $1.6 million in increases of travel expenses and $2.1 million of foreign currency translation impacts. This was partially offset by a decrease of $7.0 in stock based compensation expense, $5.8 million in purchased services expenses, $1.4 million in bad debt expenses and $4.3 million in other expenses.

We continue to pursue programs and initiatives to improve our efficiency in the general and administrative area. These programs focus in the areas of process improvement and automation. We expect over time that these actions will result in a decline in our general and administrative expenses as a percent of sales.

Research and Development. Research and development expenses for 2007 increased $11.5 million or 11% compared to 2006. The increase resulted primarily from $5.4 million of salaries and bonus expenses, $1.4 million in increased purchase services expenses, $1.4 million in other expenses and $1.5 million in foreign currency translation expenses. The increases were partially offset by a decrease of $0.9 million in supplies expense. Overall, gross research and development expenses increased 11 percent year over year as a result of our continued efforts to drive growth through new product development projects. We expect research and development expenses to remain at this level as a percentage of sales as we continue efforts to drive growth through new product development.

Business Consolidation Costs. Business consolidation costs for 2007 were $5.6 million, compared to $12.5 million in 2006, and represent costs associated with our efforts to realign our business and consolidation of certain facilities. These costs consisted mainly of termination benefits of certain employees involuntarily terminated. We expect to continue to incur business consolidation costs in 2008 as we further consolidate operations and facilities.

Other Income (Expense)

Interest Income. Interest income was $28.0 million in 2007 compared to $26.7 million in 2006. The $1.3 million increase resulted primarily from an increase in the average yield of our investments in 2007, partially offset by the effect of lower investment balances due to the payoff of the 2006 2 1/4% Convertible Notes and the share repurchase program.

Interest income in the future will be affected by changes in short-term interest rates and changes in cash balances, which may materially increase or decrease as a result of acquisitions, stock repurchase programs and other financing activities.

Interest Expense. Interest expense was $28.0 million for 2007 compared to $32.2 million for 2006. The primary reason for the $4.2 million reduction in interest expense was the maturity of the 2006 2 1/4% Convertible Notes in the prior year which were not part of the 2007 expense.

Other Income (Expense), Net. Other income (expense), net, for 2007 and 2006 was comparable at $0.3 million and $0.5 million, respectively.

Provision for Income Taxes. The provision for income taxes as a percentage of our pre-tax income was 27.1% for 2007 compared with 27.2% of our pre-tax income for 2006. The decline in the effective tax rate was primarily attributable to an increase in income earned in jurisdictions having lower tax rates.

Comparison of Years Ended December 31, 2006 and 2005

(in millions)	2006	2005	$ Increase/ (Decrease)	% Increase/ (Decrease)
BioDiscovery revenues	$814.7	$732.0	$82.7	11%
Cell Systems revenues	336.5	347.1	(10.6)	(3%)

Total revenues	$1,151.2	$1,079.1	$72.1	7%

BioDiscovery gross margin	68%	70%
Cell Systems gross margin	52%	50%
Total gross margin	53%	51%

Revenues

Revenues increased $72.1 million or 7% for 2006 compared to 2005. The increase was primarily a result of $61.7 million of increased volume and acquisition related revenue, $28.0 million of price and royalty revenue increases and $2.4 million in foreign currency translation. The increases were partially offset by declines of $21.7 million due to sera products.

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

BioDiscovery (BD). BioDiscovery revenues increased $82.7 million or 11% for 2006 compared to 2005. The increase was primarily driven by $56.9 million in increased volume and acquisition related revenue and $26.0 million in increased prices and higher royalty revenue.

Cell Systems (CS). CS revenues decreased $10.6 million or 3% for 2006 compared to 2005. The decline was primarily a result of $21.7 million of decreased volume and pricing within the sera business, partially offset by $6.9 million of pricing and volume increases in cell culture research.

Sales of cell culture products for large-scale production applications can vary significantly due to customer demand. In addition, cell culture revenues include sales of sera products whose price has historically been volatile. As a result, cell culture revenue growth rates can vary significantly.

Gross Profit

Gross profit increased $58.8 million or 11% for 2006 compared to 2005. Gross profit for 2006 and 2005 included approximately $4.4 million and $30.0 million, respectively, of costs associated with the write-up of acquired inventory to fair market value as a result of a business combination. In accordance with purchase accounting rules, this acquired inventory was written-up to fair market value and subsequently expensed as the inventory was sold. The impact of these inventory revaluations had a neutral impact on our overall gross profit when comparing 2006 to 2005. Amortization expense related to purchased intangible assets acquired in our business combinations was $110.7 million for 2006 compared to $110.4 million for 2005. The $0.3 million increase was mainly due to intangible assets acquired through our acquisitions, partially offset by certain intangible assets being fully amortized during 2006.

BioDiscovery (BD). BioDiscovery gross margin decreased 2% to 68% for 2006 compared to 70% in 2005. The decrease is primarily due to lower margin products being sold in connection with acquired companies and collaborations and decreased manufacturing efficiencies.

Cell Systems (CS). CS gross margin increased 2% to 52% for 2006 compared to 50% in 2005. Increased pricing in cell culture research was the primary driver for the increase in the margins.

Operating Expenses

	For the Years Ended December 31,
	2006		2005
(in millions)	Operating Expense	As a Percentage of Segment Revenues	Operating Expense	As a Percentage of Segment Revenues	$ Increase (Decrease)	% Increase (Decrease)
BioDiscovery Segment:
Sales and marketing	$172.8	21%	$150.9	21%	$21.9	15%
General and administrative	93.2	11%	89.3	12%	3.9	4%
Research and development	89.7	11%	86.5	12%	3.2	4%

Cell Systems Segment:
Sales and marketing	$54.5	16%	$52.8	15%	$1.7	3%
General and administrative	30.2	9%	28.5	8%	1.7	6%
Research and development	10.4	3%	10.4	3%	0.0	0%

Unallocated:
Sales and marketing	$5.1		$0.3		$4.8
General and administrative	26.7		—		26.7
Research and development	4.2		0.9		3.3

Consolidated:
Sales and marketing	$232.4	20%	$204.0	19%	$28.4	14%
General and administrative	150.1	13%	117.8	11%	32.3	27%
Research and development	104.3	9%	97.8	9%	6.5	7%

Sales and Marketing. For 2006, sales and marketing expenses increased $28.4 million or 14% compared to 2005. The increase resulted primarily from increased salaries and commissions of $13.8 million, $10.9 million of incremental expenses related to acquisitions, $5.1 million from share-based compensation due to the adoption of SFAS 123R, foreign currency translation of $1.9 million and travel expenses of $3.4 million, partially offset by a $6.4 million reduction in incentive compensation.

General and Administrative. For 2006, general and administrative expenses increased $32.3 million or 27% compared to 2005. The increase resulted primarily from $8.0 million of incremental expenses related to acquisitions, increased salaries and other expenses of $5.9 million and $26.6 million from share-based compensation due to the adoption of SFAS 123R, partially offset by a $8.8 million reduction in incentive compensation.

Research and Development. Research and development expenses for 2006 increased $6.5 million or 7% compared to 2005. The increase resulted primarily from $8.4 million of incremental expenses related to acquisitions, share-based compensation due to the adoption of SFAS 123R of $3.8 million partially offset by a decrease in incentive compensation of $4.7 million. Overall, research and development expenses as a percentage of revenues was comparable to the prior year.

Purchased In-Process Research and Development Costs. In conjunction with our acquisitions in 2005, we purchased in-process research and development projects valued at $17.0 million that were expensed upon their respective acquisition dates. There was no expense related to in-process research and development in 2006.

Business Consolidation Costs. Business consolidation costs for 2006 were $12.5 million and represent costs associated with our efforts to realign our business and consolidation of certain facilities. These costs consisted mainly of termination benefits of certain employees involuntarily terminated.

Other Income (Expense)

Interest Income. Interest income was $26.7 million in 2006 compared to $24.6 million in 2005. The $2.1 million increase resulted primarily from an increase in the average yield of our investments in 2006, partially offset by the effect of lower investment balances.

Interest Expense. Interest expense was $32.2 million for 2006 compared to $34.0 million for 2005. The primary reason for the $1.8 million reduction in interest expense was open market repurchases of our 2  1/4% senior convertible notes, which reduced the average balance of our debt in 2006 compared to 2005.

Other Income (Expense), Net. Other income (expense), net, for 2006 and 2005, is composed of the following:

	For the Years Ended December 31,
(in millions)	2006	2005
Net periodic pension (expense) income(1)	$(0.7)	$0.9
Gain (loss) on asset disposals	2.3	(0.1)
Gain on forward contract(2)	—	21.0
Recognition of cumulative translation gains(3)	—	25.5
Gain on sale of an equity investment	—	2.8
Foreign currency gain on short-term intercompany loan	—	2.2
Net foreign currency exchange (losses) gains	(1.6)	0.3
Other	0.5	4.9

Total other income, net	$0.5	$57.5

(1)	The net periodic pension income is from a defined benefit plan acquired in the merger with Dexter Corporation in 2000 and is recognized as other non-operating income and expense since the plan provides benefits to participants who were not continuing employees of Invitrogen following the merger.

(2)	The gain was recognized in March 2005 on the settlement of a forward contract related to the acquisition of Dynal.
(3)	Relates to the repatriation of $119.0 million of undistributed earnings from and substantial liquidation of certain foreign subsidiaries which resulted in the recognition of $25.5 million of cumulative translation gains.

Provision for Income Taxes. The provision for income taxes as a percentage of our pre-tax income was 27.2% for 2006 compared with 23.9% of our pre-tax income for 2005. The effective tax rate in 2006 was higher primarily because tax expense in 2005 included the effect of a repatriation of foreign earnings that qualified for the reduced rate of tax as provided in “The American Jobs Creation Act of 2004” (the “AJCA”). The tax incurred in 2005 included a benefit upon the repatriation of those foreign earnings that was lower than the tax liability recorded prior to the enactment of the AJCA.

Discontinued Operations.

In April 2007, we completed the sale of our BioReliance business unit, a component of the CS reporting unit, to Avista Capital Partners for approximately $210.0 million. In addition, in February 2007, we finalized the sale of BioSource Europe S.A., a diagnostic business in our BioDiscovery reporting unit. These operations were deemed to be discontinued operations and the results from these business divisions have been excluded from our continuing operations financial statements. Discontinued operations results for 2006 were a loss of $266.8 million compared to net income in the prior year of $10.6 million. The change year over year is primarily attributable to goodwill impairment of $270.4 million in 2006 as indicators determined the value of goodwill to be less than the carrying value.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Operating activities provided net cash of $323.6 million during 2007 primarily from our net income of $143.2 million plus net non-cash charges of $179.4 million. Changes in operating assets and liabilities provided a net increase of $0.9 million in cash during the period. Within the non-cash charges which provided cash, the primary drivers were amortization of intangible assets of $98.7 million, share based compensation of $42.5 million and depreciation charges of $37.4 million. The primary drivers of cash proceeds from changes in operating assets and liabilities were an increase in income taxes payable of $14.6 million, increases in accounts payable and accrued expenses of $20.5 million which were partially offset by increases in inventories of $19.8 million and increases in prepaid and other assets of $11.4 million.

As a result of working capital improvement programs, we expect to utilize our working capital more effectively in the future resulting in higher inventory turnover and lower days sales outstanding. Our working capital factors, such as inventory turnover and days sales outstanding, are seasonal and, on an interim basis during the year, may require an influx of short-term working capital.

Investing Activities. Net cash provided by investing activities during 2007 was $48.5 million. The primary increase was related to cash proceeds from the sale of our BioReliance and BioSource Europe divisions which increased cash by $209.9 million. This increase in cash was offset by net purchases of securities of $51.8 million, purchases of property plant and equipment of $78.3 million and cash paid for business combinations of $31.3 million.

For 2008, we expect spending for capital equipment and information technology to approximate 2007 spending.

In 2007, we completed two acquisitions immaterial to our overall consolidated financial statements. The net cash purchase price of acquisitions in 2007 was $31.2 million, of which $23.1 million related to acquisitions completed in 2007. The results of operations were included from the date of acquisition and were not material to our consolidated financial results. See Note 2 to the Notes to Consolidated Financial Statements.

In late 2006, we completed an acquisition immaterial to our overall consolidated financial statements. The net cash purchase price of acquisitions in 2006 was $44.0 million, of which $15.1 million was related to the acquisition completed in 2006. The results of operations were included from the date of acquisition and were not material to our consolidated financial results.

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

Pursuant to the purchase agreements for certain prior year and current year acquisitions, we could be required to make additional contingent cash payments based on the achievement of future gross sales of the acquired companies through 2010. The agreements do not limit the payment to a maximum amount. The Company will account for such contingent payments as an addition to the purchase price of the acquired company.

Payments aggregating a maximum of $5.0 million based upon certain research and development milestones of the acquired companies could be required through 2008. In 2007, $2.0 million of contingent payments were earned and paid for the achievement of operating results. In 2006, $8.4 million and $21.9 million of contingent payments have been earned and paid, respectively, for research and development milestones; and no contingent payments have been earned or paid for operating results. During the years ended 2007 and 2006, $51.5 million and $35.0 million, respectively, of contingent payments for operating results have expired.

Financing Activities. Net cash used in financing activities totaled $143.2 million for 2007 and includes $285.0 million used to repurchase shares of our common stock. These cash outflows were offset by $138.4 million in proceeds from stock issued under employee stock plans and $5.4 million related to excess tax benefits related to share-based payments.

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

In August 2006, the Company’s Board of Directors authorized a $500 million share repurchase program of the Company’s common stock. During the year ended December 31, 2007, under this plan the Company repurchased 2.2 million shares, respectively, at a total cost of approximately $150.0 million. The cost of repurchased shares are included in treasury stock and reported as a reduction in stockholders’ equity. As of December 31, 2007, management had completed stock repurchases up to this $500 million authorization.

In July 2007, the Board approved a program authorizing management to repurchase up to $500 million of common stock over the next three years. Under this plan, the Company repurchased 1.5 million shares at a total cost of approximately $135.0 million during the year ended December 31, 2007. The cost of repurchased shares are included in treasury stock and reported as a reduction in stockholders’ equity.

We are continuing to seek additional corporate and technology acquisition opportunities that support our BioDiscovery and Cell Systems platforms. While we cannot predict the timing or size of any future acquisitions, or if any will occur at all, a significant amount of our cash and/or stock may be used to acquire companies, assets or technologies. We could also choose to fund any acquisitions, at least partly, with new debt or stock.

As of December 31, 2007, we had cash and cash equivalents of $606.1 million, short-term investments of $60.7 million and long-term investments of $0.7 million. Our working capital was $856.1 million as of December 31, 2007 and includes restricted cash and investments of $4.4 million. Our funds are currently invested in overnight money market accounts, time deposits, commercial paper, demand notes and municipal notes and bonds with maturities of less than three months. As of December 31, 2007, foreign subsidiaries in China, Japan and Norway had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The U.S. dollar equivalent of these facilities totaled $21.4 million, of which $0.9 million was outstanding at December 31, 2007.

On January 9, 2006, the Company completed entering into a syndicated $250.0 million senior secured credit facility (the Credit Facility) with Bank of America, N.A. Interest rates on outstanding borrowings are determined by reference to LIBOR or to an alternate base rate, with margins determined based on changes in the Company’s leverage ratio. Under the terms of the Credit Facility, the Company may request that the aggregate amount available be increased by $100.0 million of additional financing, subject to certain conditions having been met, including the availability of additional lender commitments. The Credit Facility contains various representations, warranties and affirmative, negative and financial covenants and conditions of default customary for financings of this type. The Company currently anticipates using the proceeds of the Credit Facility for the purpose of general working capital and capital expenditures and the Credit Facility will terminate and all amounts outstanding under it will be due and payable in full on January 6, 2011. As of December 31, 2007 the available credit is $243.3 million as the Company has issued $6.7 million in letters of credit through the facility. See Note 4 to the Notes to Consolidated Financial Statements.

We expect that our current cash and cash equivalents, short-term and long-term investments, funds from operations and interest income earned thereon will be sufficient to fund our current operations through at least the first quarter of 2009. Our future capital requirements and the adequacy of our available funds will depend on many factors, including future business acquisitions, future stock or note repurchases, scientific progress in our research and development programs and the magnitude of those programs, our ability to establish collaborative and licensing arrangements, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and competing technological and market developments.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations at December 31, 2007 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period(1)
(in thousands)	Total	Less than 1 Year	Years 2-3	Years 4-5	More than 5 Years	All Other(2)
Long-term debt	$1,566,612	$25,237	$50,950	$50,250	$1,440,175	—
Capital lease obligations	12	12	—	—	—	—
Operating lease obligations	125,475	19,354	28,154	20,705	57,262	—
Licensing and purchase obligations	115,944	33,244	46,578	32,076	4,096	—
FIN 48 liability and interest(2)	28,104	4,388	—	—	—	23,716
Other obligations	1,277	—	98	100	1,079	—

Total	$1,837,424	$82,235	$125,780	$103,131	$1,502,612	$23,716

(1)	Pursuant to one of our 2005 and 2007 acquisitions, we could be required to make additional contingent cash payments based on percentages of future gross sales of the acquired company through 2010. The purchase agreement does not limit the payment to a maximum amount.

(2)	As of December 31, 2007, the Company’s unrecognized tax benefits were $28.1 million. We were unable to reasonably estimate the timing of FIN 48 liability and interest payments in individual periods beyond twelve months due to uncertainties in the timing of the effective settlement of tax positions.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition. We derive our revenue from the sale of our products, services and technology. We recognize revenue from product sales upon transfer of title of the product, which generally occurs upon shipment to the customer. We generally ship to our customers FOB shipping point. If our shipping policies, including the point of title transfer, were to change, materially different reported results would be likely. In cases where customers order and pay for products and request that we store a portion of their order for them at our cost, we record any material up-front payments as deferred revenue in accrued expenses and other current liabilities in the Consolidated Balance Sheets and recognize revenue upon shipment of the product to the customer. Deferred revenue totaled $10.4 million at December 31, 2007.

We recognize royalty revenue (including upfront licensing fees) when the amounts are earned and determinable, which is generally when we receive the cash payment. We are able to recognize minimum required payments on an accrual basis, as they are determinable under contract. However, since we are not able to forecast product sales by licensees, royalty payments that are based on product sales by the licensees are not determinable until the licensee has completed their computation of the royalties due and/or remitted their cash payment to us. Should information on licensee product sales become available so as to enable us to recognize royalty revenue on an accrual basis, materially different revenues and results of operations could occur. Royalty revenue totaled $39.9 million, $26.8 million and $23.5 million for 2007, 2006 and 2005, respectively.

In our BioReliance business, we recognized revenue from commercial contracts, which were principally fixed-price or fixed-rate, using the proportional performance method, except for services that were generally completed within three days, which are accounted for using the completed-contract method. Proportional performance was determined using expected output milestones.

Revenue recorded under proportional performance for projects in process is designed to approximate the amount of revenue earned based on milestones reached within the scope of the contractual arrangement. We undertake a review of unbilled accounts receivable from customers to determine that such amounts are expected to become billable and collectible in all material respects.

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

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base these estimates and assumptions upon historical experience and existing, known circumstances. Actual results could differ from those estimates. Specifically, management must make estimates in the following areas:

➢

Allowance for doubtful accounts. We provide a reserve against our receivables for estimated losses that may result from our customers’ inability to pay. We determine the amount of the reserve by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers’ country or industry, historical losses and our customers’ credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this reserve. To minimize the likelihood of uncollectibility, customers’ credit-worthiness is reviewed periodically based on external credit reporting services and our experience with the account and adjusted accordingly. Should a customer’s account become past due, we generally place a hold on the account and discontinue further shipments to that customer, minimizing further risk of loss. Additionally, our policy is to fully reserve for all accounts with aged balances greater than one year, with certain exceptions determined necessary by management. The likelihood of a material loss on an uncollectible account would be mainly dependent on deterioration in the financial condition of that customer or in the overall economic conditions in a particular country or environment. Reserves are fully provided for all expected or probable losses of this nature. Gross trade accounts receivables totaled $200.3 million and the allowance for doubtful accounts was $8.2 million at December 31, 2007.

➢	Inventory adjustments. Inventories are stated at lower of cost or market. We review the components of our inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. In our BioDiscovery segment, generally stock levels in excess of one year’s expectation of usage or sales are fully reserved. In our CS segment, inventories are not as susceptible to obsolesce and we only provide reserves when the materials spoil or become dated. The likelihood of any material inventory write-down is dependent on customer demand, competitive conditions or new product introductions by us or our customers that vary from our current expectations. Gross inventory totaled $218.7 million and the allowance for excess and obsolete and price impairment was $46.0 million at December 31, 2007.

➢	Valuation of goodwill. We are required to perform a review for impairment of goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Goodwill is considered to be impaired if we determine that the carrying value of the reporting unit exceeds its fair value. In addition to the annual review, an interim review is required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include:

➢	a significant adverse change in legal factors or in the business climate;

➢	a significant decline in our stock price or the stock price of comparable companies;

➢	a significant decline in our projected revenue or earnings growth or cash flows;

➢	an adverse action or assessment by a regulator;

➢	unanticipated competition;

➢	a loss of key personnel;

➢	a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of;

➢	the testing for recoverability under Statement 144 of a significant asset group within a reporting unit; and

➢	recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

Assessing the impairment of goodwill requires us to make assumptions and judgments regarding the fair value of the net assets of our reporting units. Additionally, since our reporting units share the majority of our assets, we must make assumptions and estimates in allocating the carrying value as well as the fair value of net assets to each reporting unit.

In accordance with our policy, we completed our most recent annual evaluation for impairment of goodwill as of October 1, 2007 and determined that no goodwill impairment existed. Our evaluation included management estimates of cash flow projections based on an internal strategic review. Key assumptions from this strategic review included revenue growth, with higher net income growth. This growth was based on increased sales of new products as we expect to maintain our investment in research and development, the effect and growth from business acquisitions already consummated and lower selling, general and administrative expenses as a percentage of revenue. Additional value creators assumed included increased efficiencies in working capital as well as increased efficiencies from capital spending. The resulting cash flows were discounted using a weighted average cost of capital of 9%. Operating mechanisms to ensure that these growth and efficiency assumptions will ultimately be realized were also proposed as part of the internal strategic review and considered in our evaluation. Our market capitalization at October 1, 2007 was also compared to the discounted cash flow analysis.

We cannot guarantee that when we complete our future annual or other periodic reviews for impairment of goodwill that a material impairment charge will not be recorded. Goodwill totaled $1.53 billion at December 31, 2007.

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

At December 31, 2007, the net book value of identifiable intangible assets that are subject to amortization totaled $279.0 million, the net book value of unamortized identifiable intangible assets with indefinite lives totaled $7.5 million and the net book value of property, plant and equipment totaled $319.7 million.

➢	Accrued merger- and restructuring- related costs. To the extent that exact amounts are not determinable, we have estimated amounts for direct costs of our acquisitions, merger-related expenses and liabilities related to our business combinations and restructurings in accordance with Financial Accounting Standards Board Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”(SFAS 146) and Emerging Issues Task Force Issue 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (EITF 95-3). Our accrued merger and restructuring related costs were $11.2 million at December 31, 2007, the majority of which we expect to pay during 2008. Materially different reported results would be likely if any of the estimated costs or expenses were different from our estimations or if the approach, timing and extent of the restructuring plans adopted by management were different.

➢	Litigation reserves. Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in the Consolidated Balance Sheets. The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the favorable or unfavorable outcome of the particular litigation. Both the amount and range of loss on pending litigation is uncertain. As such, we are unable to make a reasonable estimate of the liability that could result from unfavorable outcomes in litigation. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

➢	Insurance, environmental and divestiture reserves. We maintain self-insurance reserves to cover potential property, casualty and workers’ compensation exposures from current operations and certain former business operations of Dexter, which was acquired in 2000. These reserves are based on actuarially determined loss probabilities and take into account loss history as well as actuarial projections based on industry statistics. We also maintain environmental reserves to cover estimated costs for certain environmental exposures assumed in the merger with Dexter. The environmental reserves, which are not discounted, are determined by management based upon currently available information. Divestiture reserves are maintained for known claims and warranties assumed in the merger with Dexter. The product liability and warranty reserves are based on management estimates that consider historical claims. As actual losses and claims become known to us, we may need to make a material change in our estimated reserves, which could also materially impact our results of operations. Our insurance, environmental and divestiture reserves totaled $7.2 million at December 31, 2007.

➢	Benefit and pension plans. We sponsor and manage several retirement and health plans for employees and former employees. Accounting and reporting for the pension plans requires the use of assumptions for discount rates, expected returns on plan assets and rates of compensation increase that are used by our actuaries to determine our liabilities and annual expenses for these plans in addition to the value of the plan assets included in our Consolidated Balance Sheets. Our actuaries also rely on assumptions, such as mortality rates, in preparing their estimates for us. The likelihood of materially different valuations for assets, liabilities or expenses, would depend on interest rates, investment returns, actual non-investment experience or actuarial assumptions that are different from our current expectations.

➢	Income taxes. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of intercompany arrangements to share revenue and costs. In such arrangements there are uncertainties about the amount and manner of such sharing, which could ultimately result in changes once the arrangements are reviewed by taxing authorities. Although we believe that our approach to determining the amount of such arrangements is reasonable, no assurance can be given that the final resolution of these matters will not be materially different than that which is reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provisions or benefits in the period in which such determination is made.

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

➢

Segment Information. We provide segment financial information and results for our BioDiscovery and Cell Systems segments based on the segregation of revenues and expenses used for management’s assessment of operating performance and operating decisions. Expenses shared by the segments require the use of judgments and estimates in determining the allocation of expenses to the two segments. Different assumptions or allocation methods could result in materially different results by segment. Also, we do not currently segregate assets by segment as a significant portion of our total assets are shared or non-segment assets which we do not assign to our two operating segments. We have determined that it is not useful to assign our shared assets to the individual segments.

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

For the year ended December 31, 2007, we recognized $35.5 million, $11.6 million and $1.1 million of compensation expense for employee stock options (including stock options assumed in business combinations) and purchase rights, restricted stock units and restricted stock awards, respectively. At December 31, 2007, there was $43.7 million, $8.5 million and zero amount remaining in unrecognized compensation cost related to employee stock options, restricted stock units and restricted stock awards, respectively, which are expected to be recognized over a weighted average period of 2 years for both employee stock options and restricted stock units.

We estimate the fair value of share-based awards on the date of grant using the Black-Scholes option-pricing method (Black-Scholes method), which was also used for the proforma information required to be disclosed under SFAS 123. The determination of fair value of share-based awards using an option-pricing model requires the use of certain estimates and assumptions that affect the reported amount of share-based compensation cost recognized in our Consolidated Statements of Income. These include estimates of the expected term of share-based awards, expected volatility of our stock price, expected dividends and the risk-free interest rate. These estimates and assumptions are highly subjective and may result in materially different amounts should circumstances change and we employ different assumptions in our application of SFAS 123R in future periods.

For share-based awards issued during the year ended December 31, 2007, we estimated the expected term by considering various factors including the vesting period of options granted, employees’ historical exercise and post-employment termination behavior and aggregation by homogeneous employee groups. Our estimated volatility was derived using a combination of our historical stock price volatility and the implied volatility of market-traded options of our common stock with terms of up to approximately two years. Our decision to use a combination of historical and implied volatility was based upon the availability of actively traded options of our common stock and our assessment that such a combination was more representative of future expected stock price trends. We have never declared or paid any cash dividends on our common stock and currently do not anticipate paying such cash dividends. We currently anticipate that we will retain all of our future earnings for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, financial covenants, tax laws and other factors as the Board of Directors, in its discretion, deems relevant. The risk-free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected term of the share-based awards.

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

Changes in foreign currency exchange rates can affect our reported results of operations, which are reported in U.S. dollars. Based on the foreign currency rate in effect at the time of the translation of our non-U.S. results of operations into U.S. dollars, reported results could be different from prior periods even if the same amount and mix of our products were sold at the same local prices during the two periods. This will affect our reported results of operations and also makes the comparison of our business performance in two periods more difficult. For example, our revenues for the year ended December 31, 2007, were approximately $1,281.7 million using applicable foreign currency exchange rates for that period. However, applying the foreign currency exchange rates in effect during the year ended December 31, 2006 to our non-U.S. revenues for 2007 would result in approximately $40.6 million less revenue for that period. These changes in currency exchange rates have affected and will continue to affect, our reported results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities.

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

Foreign Currency Transactions. We have operations in Europe, Asia-Pacific and the Americas. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. Many of our reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in exchange rates because they may become worth more or less than they were worth at the time we entered into the transaction due to changes in exchange rates. Both realized and unrealized gains or losses on the value of these receivables and payables are included in the determination of net income. Net currency exchange gains (losses) recognized on business transactions, net of hedging transactions, were $0.5 million, $(1.6) million and $49.0 million for the years ended December 31, 2007, 2006 and 2005, respectively, and are included in other income and expense in the Consolidated Statements of Operations.

Our currency exposures vary, but are primarily concentrated in the euro, British pound sterling, Norwegian kroner and Japanese yen. Historically, we have used foreign currency forward contracts to mitigate foreign currency risk on foreign currency receivables and payables. At December 31, 2007 and 2006, we had $27.3 million and $11.9 million in foreign currency forward contracts outstanding to hedge currency risk on specific receivables and payables. The contracts as of December 31, 2007, which settle in January 2008, effectively fix the exchange rate at which these specific receivables and payables will be settled in, so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying receivables and payables.

At December 31, the notional principal and fair value of our outstanding foreign currency derivatives to hedge the value of its foreign currency receivables and payables were as follows:

	2007		2006
(in millions)	Notional Principal	Fair Value	Notional Principal	Fair Value
Forward exchange contracts	$27.3	$(0.07)	$11.9	$(0.07)

The notional principal amounts provide one measure of the transaction volume outstanding as of year-end and does not represent the amount of our exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of December 31, 2007 and 2006. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

Commodity Prices. Our exposure to commodity price changes relates to certain manufacturing operations that utilize certain commodities as raw materials. We manage our exposure to changes in those prices primarily through our procurement and sales practices.

Interest Rates. Our investment portfolio is maintained in accordance with our investment policy which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The fair value of our cash equivalents and marketable securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. We do not utilize financial contracts to manage our exposure to changes in interest rates. At December 31, 2007, we had $671.3 million in cash, cash equivalents and short term investments, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of $606.1 million of our cash and cash equivalents at December 31, 2007, as these consisted of securities with maturities of less than three months. Additionally, changes in market interest rates would not be expected to have a material impact on the fair value of our short term investments of $60.7 million as they are comprised primarily of auction rate securities, with interest reset periods of less than three months. A 100 basis point increase or decrease in interest rates would also not be expected to have a material impact on the remaining $4.5 million of our investments. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our statement of operations until the investment is sold or if the reduction in fair value was determined to be a permanent impairment.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

See discussion under Market Risk in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the

Board of Directors of Invitrogen Corporation

We have audited the accompanying consolidated balance sheets of Invitrogen Corporation as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(c). These financial statements and the financial statement schedule are the responsibility of Invitrogen Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Invitrogen Corporation at December 31, 2007 and 2006 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2007, 2006 and 2005, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Invitrogen Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

February 13, 2008

INVITROGEN CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$606,145	$343,181
Short-term investments	60,703	8,914
Restricted cash and investments	4,445	4,393
Trade accounts receivable, net of allowance for doubtful accounts of $8,211 and $6,968, respectively	192,137	177,510
Inventories, net	172,692	146,400
Deferred income tax assets	20,699	35,184
Prepaid expenses and other current assets	33,663	25,022

Total current assets	1,090,484	740,604
Assets from discontinued operations (includes cash and cash equivalents of $0 and $23,712 as of December 31, 2007 and December 31, 2006, respectively)	—	262,575
Long-term investments	753	2,850
Property and equipment, net	319,653	275,419
Goodwill	1,528,779	1,480,008
Intangible assets, net	286,521	371,705
Deferred income tax assets	53,642	1,858
Other assets	49,915	47,856

Total assets	$3,329,747	$3,182,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$124	$1,961
Accounts payable	97,415	85,274
Shut down accrual	11,151	17,762
Accrued expenses and other current liabilities	116,652	102,385
Income taxes	9,071	20,704

Total current liabilities	234,413	228,086
Liabilities from discontinued operations	2,506	28,171
Long-term debt	1,150,700	1,150,824
Pension liabilities	28,428	38,444
Deferred income tax liabilities	102,373	92,942
Income taxes payable	27,093	—
Other long-term obligations, deferred credits and reserves	18,787	13,981

Total liabilities	1,564,300	1,552,448

Stockholders’ equity:
Preferred stock; $0.01 par value, 6,405,884 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value, 200,000,000 shares authorized; 61,588,285 and 58,967,060 shares issued, respectively	616	590
Additional paid-in-capital	2,424,621	2,220,528
Accumulated other comprehensive income	112,454	34,993
Retained earnings (accumulated deficit)	86,992	(54,672)
Less cost of treasury stock; 14,905,664 shares and 11,111,491 shares, respectively	(859,236)	(571,012)

Total stockholders’ equity	1,765,447	1,630,427

Total liabilities and stockholders’ equity	$3,329,747	$3,182,875

See accompanying notes for additional information.

INVITROGEN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Years Ended December 31,
	2007	2006	2005
Revenues	$1,281,747	$1,151,175	$1,079,137
Cost of revenues	467,139	432,176	419,209
Purchased intangibles amortization	98,721	110,668	110,393

Gross profit	715,887	608,331	549,535

Operating expenses:
Sales and marketing	252,057	232,388	204,003
General and administrative	164,042	150,068	117,798
Research and development	115,833	104,343	97,751
Purchased in-process research and development	—	—	17,046
Business consolidation costs	5,635	12,540	465

Total operating expenses	537,567	499,339	437,063

Operating income	178,320	108,992	112,472

Other income (expense):
Interest income	27,961	26,687	24,602
Interest expense	(27,967)	(32,156)	(33,977)
Loss on early retirement of debt	—	—	(1,096)
Other income (expense), net	332	540	57,534

Total other income (expense), net	326	(4,929)	47,063

Income before provision for income taxes	178,646	104,063	159,535
Income tax provision	(48,367)	(28,304)	(38,050)

Net income from continuing operations	130,279	75,759	121,485
Net income (loss) from discontinued operations (net)	12,911	(266,808)	10,561

Net Income	143,190	(191,049)	132,046

Basic earnings (loss) per common share:
Net income from continuing operations	$2.79	$1.47	$2.33
Net income (loss) from discontinued operations	$0.28	$(5.19)	$0.20

Net income (loss)	$3.07	$(3.72)	$2.53

Diluted earnings (loss) per common share:
Net income from continuing operations	$2.69	$1.44	$2.15
Net income (loss) from discontinued operations	$0.26	$(5.04)	$0.18

Net income (loss)	$2.95	$(3.60)	$2.33

Weighted average shares used in per share calculations:
Basic	46,686	51,393	52,238
Diluted	48,574	52,862	60,014

See accompanying notes for additional information.

INVITROGEN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in- Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock		Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount					Shares	Amount
Balance at December 31, 2004	56,275	$562	$2,029,222	$(14,887)	$72,214	$4,331	(4,831)	$(178,191)	$1,913,251	$104,881

Deferred compensation	—	—	(44)	44	—	—	—	—	—
Amortization of deferred compensation expense	—	—	—	7,415	—	—	—	—	7,415
Common stock issued under employee stock plans	2,015	21	109,659	(8,595)	—	—	—	—	101,085
Tax benefit on employee stock plans	—	—	19,728	—	—	—	—	—	19,728
Purchase of treasury shares	—	—	—	—	—	—	(500)	(42,829)	(42,829)
Minimum pension liability adjustment, net of deferred taxes	—	—	—	—	446	—	—	—	446	446
Unrealized gain on cash flow hedging instruments, net of deferred taxes	—	—	—	—	9,809	—	—	—	9,809	9,809
Unrealized loss on investments, net of deferred taxes	—	—	—	—	(1,145)	—	—	—	(1,145)	(1,145)
Foreign currency translation adjustment, net of deferred taxes	—	—	—	—	(98,012)	—	—	—	(98,012)	(98,012)
Net income	—	—	—	—	—	132,046	—	—	132,046	132,046

Balance at December 31, 2005	58,290	$583	$2,158,565	$(16,023)	$(16,688)	$136,377	(5,331)	$(221,020)	$2,041,794	$43,144

Common stock issuances under employee stock plans	677	7	29,941	—	—	—	—	—	29,948
Tax benefit of employee stock plans	—	—	937	—	—	—	—	—	937
Purchase of treasury shares	—	—	—	—	—	—	(5,780)	(349,992)	(349,992)
Issuance of restricted shares	—	—	184	—	—	—	—	—	184
Amortization of stock-based compensation	—	—	46,924	—	—	—	—	—	46,924
Reversal of deferred compensation upon adoption of FAS 123R	—	—	(16,023)	16,023	—	—	—	—	—
Minimum pension liability, net of deferred taxes	—	—	—	—	(9,048)	—	—	—	(9,048)	(9,048)
Transition adjustment upon adoption of FAS 158, net of deferred taxes	—	—	—	—	(5,366)	—	—	—	(5,366)	(5,366)
Unrealized loss on cash flow hedging instruments, net of deferred taxes	—	—	—	—	(822)	—	—	—	(822)	(822)
Unrealized gain on investments, net of deferred taxes	—	—	—	—	2,179	—	—	—	2,179	2,179
Translation adjustment	—	—	—	—	64,738	—	—	—	64,738	64,738
Net loss	—	—	—	—	—	(191,049)	—	—	(191,049)	(191,049)

Balance at December 31, 2006	58,967	$590	$2,220,528	$—	$34,993	$(54,672)	(11,111)	$(571,012)	$1,630,427	$(134,002)

Cumulative effect of accounting changes(1)						(1,526)			(1,526)
Common stock issuances under employee stock plans	2,572	26	133,672	—	—	—	—	—	133,698
Tax benefit of employee stock plans	—	—	20,224	—	—	—			20,224
Purchase of treasury shares	—	—		—	—	—	(3,737)	(284,993)	(284,993)
Issuance of restricted shares, net of repurchases for minimum tax liability	49	—	2,665	—	—	—	(58)	(3,231)	(566)
Amortization of stock-based compensation	—	—	47,532	—	—	—	—	—	47,532
Minimum pension liability, net of deferred taxes	—	—	—	—	6,312	—	—	—	6,312	6,312
Amortization of cash flow hedging instruments, net of deferred taxes	—	—	—	—	(314)	—	—	—	(314)	(314)
Unrealized loss on investments, net of deferred taxes	—	—	—	—	756	—	—	—	756	756
Translation adjustment	—	—	—	—	70,707	—	—	—	70,707	70,707
Net income	—	—	—	—	—	143,190	—	—	143,190	143,190

Balance at December 31, 2007	61,588	$616	$2,424,621	$—	$112,454	$86,992	(14,906)	$(859,236)	$1,765,447	$220,651

(1)	The aggregate adoption impact of FIN 48 reflected for the year ended December 31, 2007.

See accompanying notes for additional information.

INVITROGEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$143,190	$(191,049)	$132,046
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of effects of businesses acquired and divested:
Depreciation	37,357	41,219	38,671
Amortization of intangible assets	98,721	120,564	118,938
Impairment of goodwill	—	270,384	—
Amortization of premiums on investments, net of accretion of discounts	36	(5,372)	2,616
Amortization of deferred debt issue costs	1,437	2,398	3,208
Share-based compensation	47,532	46,755	7,415
Incremental tax benefits from stock options exercised	(5,401)	(3,071)	—
Deferred income taxes	611	(40,011)	(61,516)
Loss on disposal of assets	—	2,334	—
In-process research and development	—	—	17,046
Other non-cash adjustments	(850)	5,217	10,494
Changes in operating assets and liabilities:
Trade accounts receivable	(3,078)	(4,578)	(17,895)
Inventories	(19,819)	(9,015)	24,893
Prepaid expenses and other current assets	(7,920)	6,778	14,038
Other assets	(3,495)	7,162	2,438
Accounts payable	10,974	4,550	31,792
Accrued expenses and other current liabilities	9,699	(11,691)	(41,112)
Income taxes	14,570	(7,514)	26,272

Net cash provided by operating activities	323,564	235,060	309,344

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(60,703)	—	(186,736)
Maturities of available-for-sale securities	8,878	306,728	755,497
Net cash paid for business combinations	(31,288)	(44,025)	(647,170)
Net cash received for divesture	209,901	—	—
Reversion of benefit plan assets	—	26,639	—
Purchases of property and equipment	(78,333)	(61,085)	(71,755)
Proceeds from sale of property and equipment	—	10,645	—
Payments for intangible assets	—	(9,084)	(7,478)

Net cash provided by (used in) investing activities	48,455	229,818	(157,642)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from lines of credit	547	—	124,485
Principal payments on lines of credit	—	—	(124,000)
Proceeds from long-term obligations	—	—	343,837
Principal payments on long-term obligations	(2,595)	(232,178)	(297,695)
Incremental tax benefits from stock options exercised	5,401	3,071	—
Proceeds from sale of common stock	138,395	29,948	101,085
Purchase of treasury stock	(284,993)	(349,992)	(42,829)

Net cash provided by (used in) financing activities	(143,245)	(549,151)	104,883
Effect of exchange rate changes on cash	10,478	15,936	(19,751)

Net increase (decrease) in cash and cash equivalents	239,252	(68,337)	236,834
Cash and cash equivalents, beginning of period	366,893	435,230	198,396

Cash and cash equivalents, end of period	$606,145	$366,893	$435,230

See accompanying notes for additional information.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007, 2006 AND 2005

1. BUSINESS ACTIVITY, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

    SIGNIFICANT ACCOUNTS

Business Activity

Invitrogen’s products are principally life science research tools in reagent and kit form, biochemicals, sera, media, software and other products and services that Invitrogen sells to corporate, academic and government entities worldwide. Invitrogen’s business is focused on two principal segments: BioDiscovery and Cell Systems.

Principles of Consolidation

The consolidated financial statements include the accounts of Invitrogen Corporation and its majority owned or controlled subsidiaries collectively referred to as Invitrogen (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation. For purposes of these Notes to Consolidated Financial Statements, gross profit is defined as revenues less cost of revenues and purchased intangibles amortization and gross margin is defined as gross profit divided by revenues. Operating income is defined as gross profit less operating expenses and operating margin is defined as operating income divided by revenues.

Discontinued Operations

Discontinued operations relate to the sale of the Company’s BioReliance business unit and the sale of BioSource Europe, S.A.

In April 2007, Invitrogen completed the sale of its BioReliance subsidiary to Avista Capital Partners and received net cash proceeds of approximately $209.0 million. No loss on the sale was recorded in 2007. The results of operations for BioReliance for the period from January through April 2007 and the results for all prior periods are reported as discontinued operations. Additionally, the Company finalized the sale of BioSource Europe, S.A., a diagnostic business located in Belgium, on February 1, 2007 to a private investor group in Belgium for proceeds of $5.5 million. Net proceeds from both acquisitions less cash spent as part of the disposal process were $209.9 million.

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

	Year ended December 31,
(in thousands, unaudited)	2007	2006	2005
Net revenues	$29,962	$112,310	$119,315
Cost of revenues	22,357	85,573	76,021

Gross profit	7,605	26,737	43,294
Operating expenses	(6,309)	(23,555)	(28,570)
Impairment of goodwill	—	(270,400)	—
Non-operating income (expense)	6,547	399	(429)

Net income (loss) from discontinued operations before income taxes	7,843	(266,819)	14,295
Income tax benefit (expense)	5,068	11	(3,734)

Net income (loss) from discontinued operations	$12,911	$(266,808)	$10,561

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007, 2006 AND 2005

The net assets of discontinued operations consisted of the following:

(in thousands, unaudited)	December 31, 2007	December 31, 2006
Cash	$—	$23,712
Accounts receivable	—	27,743
Other current assets	—	5,798
Property, plant and equipment, net	—	25,521
Goodwill	—	145,166
Intangibles, net	—	20,043
Other assets	—	14,592

Total assets of discontinued operations	$—	$262,575

Accounts payable	$—	$6,819
Accrued expenses and other current liabilities	2,506	11,643
Other liabilities	—	9,709

Total liabilities of discontinued operations	$2,506	$28,171

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

Concentrations of Risks

Approximately $343.3 million, $337.9 million and $271.3 million, or 28%, 30% and 23% of the Company’s product revenues during the years ended December 31, 2007, 2006 and 2005, respectively, were derived from university and research institutions which management believes are, to some degree, directly or indirectly supported by the U.S. Government. If there were to be a significant change in current research funding, particularly with respect to the National Institute of Health, it could have a material adverse impact on the Company’s future revenues and results of operations.

Segment Information

The Company operates in two segments: BioDiscovery (BD) and Cell Systems (CS). The Company has no intersegment revenues that are material to the overall consolidated financial statements. The Company does not currently segregate assets by segment as a majority of the Company’s total assets are shared or considered non-segment assets. The Company has determined that it is not useful to assign its shared assets to individual segments. Based on the aggregation criteria of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company’s products and services in the BD segment share similar economic characteristics, but are different from the economic characteristics of the products and services of our CS segment. As a result of using the aggregation guidelines, there is no logical subgrouping of products within either the BD or CS segments.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007, 2006 AND 2005

Revenue Recognition

Revenues from product sales are recognized upon transfer of title to the product, which generally occurs upon shipment to the customer. The Company generally ships to its customers FOB shipping point. In cases where customers order and pay for product and request that the Company stores a portion of the orders for them, the Company records up-front payments as deferred revenue in accrued expenses and other current liabilities in the Consolidated Balance Sheets and recognizes revenue upon shipment of the product to the customer. Deferred product revenues at December 31, 2007, 2006 and 2005 totaled $10.4 million, $10.6 million and $6.3 million, respectively.

The Company’s BioReliance subsidiary recognized revenue from commercial contracts, which are principally fixed-price or fixed-rate, using the proportional performance method, except for services that are generally completed within three days, which are accounted for using the completed-contract method. Proportional performance is determined using expected output milestones. The proportional performance may be affected by future events, including delays caused by laboratory interruptions, client-mandated changes and the unpredictability of biological processes. Accordingly, the Company undertakes a review process to determine that recorded revenue represents the actual proportional performance in all material respects.

The Company undertakes a review of unbilled accounts receivable from customers to determine that such amounts are expected to become billable and collectible in all material respects.

Royalty revenue is recognized when determinable, generally upon the receipt of the cash payment and is not refundable. Grant and royalty revenues were $39.9 million, $26.8 million and $23.5 million in 2007, 2006 and 2005, respectively.

Shipping and handling costs are included in costs of sales. Shipping and handling costs charged to customers is recorded as revenue in the period the related product sales revenue is recognized.

Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash equivalents, foreign cash accounts, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate the related fair values due to the short-term maturities of these instruments. The estimated fair value of the convertible notes is determined by using available market information and valuation methodologies that correlate fair value with the market price of the Company’s common stock which is provided by a third party financial institution. The fair value of the Company’s convertible notes at December 31, 2007 and 2006 are as follows:

(in thousands)	2007	2006
3 1/4% Convertible Subordinated Notes (principal due 2025)	$406,438	$332,938
1 1/2% Convertible Senior Notes (principal due 2024)	477,562	382,500
2% Convertible Senior Notes (principal due 2023)	504,875	355,250

Cash and Cash Equivalents and Marketable Securities

The Company invests its excess cash in marketable securities, corporate notes and government securities. The Company has established guidelines that maintain safety and liquidity.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007, 2006 AND 2005

The Company considers all highly liquid investments with maturity of three months or less from the date of purchase to be cash equivalents. Cash equivalents at December 31, 2007 consisted primarily of overnight money market accounts, time deposits, commercial paper, demand notes and municipal notes and bonds with maturities of less than three months.

All marketable debt and equity securities are categorized as available-for-sale and are stated at fair value, with unrealized gains and losses, net of deferred income taxes, reported in other comprehensive income affecting stockholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization and accretion, interest income and realized gains and losses are included in interest income within the Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method. Maturities and gross unrealized gains (losses) at December 31, 2007 and 2006 are as follows:

2007 (in thousands)	Maturity in Years	Amortized Cost	Unrealized		Estimated Fair Value
			Gains	Losses
Auction rate securities	1 or less	$60,703	$—	$—	$60,703

Total short-term investments		60,703	—	—	60,703

Equity securities	1 or more	753	—	—	753

Total long-term investments		753	—	—	753

		$61,456	$—	$—	$61,456

2006 (in thousands)	Maturity in Years	Amortized Cost	Unrealized		Estimated Fair Value
			Gains	Losses
U.S. Treasury and Agency obligations	1 or less	$8,968	$—	$(54)	$8,914

Total short-term investments		8,968	—	(54)	8,914

Equity securities	1 or more	2,850	—	—	2,850

Total long-term investments		2,850	—	—	2,850

		$11,818	$—	$(54)	$11,764

Investments considered to be temporarily impaired at December 31, 2007 are as follows:

		Less than 12 months of temporary impairment		Greater than 12 months of temporary impairment		Total temporary impairment
(in thousands except for number of investments)	Number of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	7	$139,727	$(11)	$—	$—	$139,727	$(11)

Total temporarily impaired securities	7	$139,727	$(11)	$—	$—	$139,727	$(11)

Temporarily impaired securities were mainly purchased during 2007. The Company believes that the decline in value is temporary and related to the change in market interest rates since purchase. The decline is not related to any company or industry specific event. All portfolio investments are at least rated AA by various rating agencies. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a change in the market interest rate environment.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007, 2006 AND 2005

Restricted Cash and Related Liabilities

Restricted cash consists of $4.4 million for both December 31, 2007 and 2006 and was held in a Rabbi Trust (the Trust). The Trust, which was assumed by the Company upon the closing of its merger with Dexter Corporation (Dexter) in 2000, funds supplemental benefits for certain former employees of Dexter, most of whom did not become employees of the Company. The funds are invested primarily in money market accounts. The Trust is irrevocable and remains in place for the term of benefits payable, which in the case of certain supplemental retirement benefits is the death of the participants or their designated beneficiaries. At December 31, 2007, $7.3 million is included in accrued expenses, other current liabilities and pension liabilities that are to be funded by the Trust. No further contributions are required to be made to the Trust.

Accounts Receivable

The Company provides reserves against trade receivables for estimated losses that may result from a customers’ inability to pay. The amount is determined by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers’ country or industry, historical losses and customer credit-worthiness. Additionally, all accounts with aged balances greater than one year are fully reserved, except in certain situations in which management deems the reserve unnecessary. Amounts determined to be uncollectible are charged or written off against the reserve.

Inventories

Inventories are generally stated at lower of cost (first-in, first-out method) or market. The Company reviews the components of its inventory on a regular basis for excess, obsolete and impaired inventory and makes appropriate dispositions as obsolete inventory is identified. Reserves for excess, obsolete and impaired inventory were $46.0 million and $41.2 million at December 31, 2007 and 2006, respectively.

Inventories include material, labor and overhead costs in addition to purchase accounting adjustments to write-up acquired inventory to estimated selling prices less costs to complete, costs of disposal and a reasonable profit allowance.

Inventories consist of the following at December 31:

(in thousands)	2007	2006
Raw materials and components	$34,106	$27,003
Work in process (materials, labor and overhead)	35,067	23,536
Finished goods (materials, labor and overhead)	103,519	95,735
Adjustment to write up acquired finished goods inventory to fair value	—	126

Total inventories	$172,692	$146,400

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

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007, 2006 AND 2005

Leased capital assets are included in property and equipment. Amortization of property and equipment under capital leases is included with depreciation expense.

Capitalized internal-use software costs include only those direct costs associated with the actual development or acquisition of computer software for internal use, including costs associated with the design, coding, installation and testing of the system. Costs associated with preliminary development, such as the evaluation and selection of alternatives, as well as training, maintenance and support are expensed as incurred. At December 31, 2007 and 2006 the Company has $60.2 million and $41.2 million in unamortized capitalized software costs, respectively. For the years ended December 31, 2007, 2006 and 2005, the Company amortized into expense $9.7 million, $4.9 million and $3.5 million related to capitalized computer software costs, respectively.

Property and equipment consist of the following at December 31:

(in thousands)	Estimated Useful Life (in years)	2007	2006
Land	—	$19,623	$18,956
Building and improvements	1-50	175,388	168,323
Machinery and equipment	1-10	164,318	148,051
Internal use software	1-10	92,771	58,597
Construction in process	—	65,747	37,757

Total gross property and equipment		517,847	431,684
Accumulated depreciation and amortization		(198,194)	(156,265)

Total property and equipment		$319,653	$275,419

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

The Company performs its goodwill impairment tests annually during the fourth quarter of its fiscal year and earlier if an event or circumstance indicates that impairment has occurred. The Company utilized a combination of valuation methods including a discounted cash flow analysis and the guideline companies method to estimate the fair value of the reporting unit. Based on this analysis, the Company determined that an impairment does not exist at October 1, 2007, and as a result, no impairment charge has been recorded during the year.

In February 2007, the Company announced the sale of its BioReliance business unit, a component of its Cell Systems reporting unit. In connection with the announced sale, the Company evaluated the goodwill associated with this reporting unit and recorded a goodwill impairment of $264.6 million during the year ended December 31, 2006. The amount of the write-down was based on the excess carrying value over the fair value of the net assets which was estimated based on the net sale proceeds to be received in connection with the

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007, 2006 AND 2005

disposition of the business unit. In April 2007, Invitrogen completed the sale of its BioReliance subsidiary to Avista Capital Partners and received net cash proceeds of approximately $209.0 million. No loss on the sale was recorded in 2007.

In addition, in February 2007, the Company announced the sale of BioSource Europe S.A., a diagnostic business in its BioDiscovery reporting unit and recorded a $5.8 million goodwill write-down related to the sale of that business unit during the year ended December 31, 2006. The amount of the write-down was determined based on the excess carrying value over the fair value of the net assets which was estimated as the sale proceeds to be received in the disposition. The sale was completed in February 2007 for net cash proceeds of approximately $5.5 million. No loss on the sale was recorded in 2007.

Changes in the net carrying amount of goodwill for the years ended December 31, 2007 and 2006 are as follows:

(in thousands)	BioDiscovery	Cell Systems	Total
Balance at December 31, 2005	$1,303,046	$150,821	$1,453,867
Purchase adjustments for resolution of income tax contingencies	(21,626)	—	(21,626)
Purchase adjustments to lease liabilities, net of deferred tax liability of $0.4 million	940	—	940
Earnout payments	8,383	—	8,383
Other adjustments	742	—	742
Goodwill acquired during the year	13,148	—	13,148
Foreign currency translation	24,554	—	24,554

Balance at December 31, 2006	$1,329,187	$150,821	$1,480,008
Purchase adjustments for resolution of income tax contingencies	(3,053)	—	(3,053)
Earnout payments	791	—	791
Other adjustments	(4,773)	59	(4,714)
Goodwill acquired during the year	9,086	6,032	15,118
Foreign currency translation	40,629	—	40,629

Balance at December 31, 2007	$1,371,867	$156,912	$1,528,779

Other Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated useful lives. Amortization expense related to intangible assets for the years ended December 31, 2007, 2006 and 2005 was $98.7 million, $110.7 million and $110.4 million, respectively. In conjunction with acquisitions (see Note 2—Business Combinations), zero, zero and $17.0 million of the purchase price was allocated to in-process research and development and expensed in the Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005, respectively.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007, 2006 AND 2005

Intangible assets consist of the following:

	December 31, 2007			December 31, 2006
(in thousands)	Weighted average life	Gross carrying amount	Accumulated amortization	Weighted average life	Gross carrying amount	Accumulated amortization
Amortized intangible assets:
Purchased technology	7 years	$771,748	$(562,736)	7 years	$758,748	$(477,719)
Purchased tradenames and trademarks	8 years	83,158	(51,451)	7 years	78,273	(45,327)
Purchased customer base	5 years	51,203	(29,670)	12 years	46,950	(19,896)
Other intellectual properties	6 years	45,363	(28,545)	6 years	44,590	(21,365)

		$951,472	$(672,402)		$928,561	$(564,307)

Intangible assets not subject to amortization:
Purchased tradenames and trademarks		$7,451			$7,451

Estimated amortization expense for amortizable intangible assets owned as of December 31, 2007 for each of the five succeeding fiscal years is as follows:

(in thousands)
Years Ending December 31,
2008	$57,261
2009	54,383
2010	49,692
2011	43,576
2012	35,758

Valuation of Long-Lived Assets and Intangibles

The Company periodically re-evaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of its long-lived assets. The criteria used for these evaluations include management’s estimate of the assets continuing ability to generate income from operations and positive cash flow in future periods as well as the strategic significance of any intangible asset in the Company’s business objectives. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets, which is determined by applicable market prices, when available. No impairment charges were considered necessary on long-lived assets (excluding goodwill) during the years ended December 31, 2007 and 2006.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities, excluding shut-down accrual, consist of the following at December 31:

(in thousands)	2007	2006
Accrued payroll and related expenses	$32,289	$27,968
Accrued sales commission and bonuses	42,477	5,966
Deferred revenue	10,357	10,566
Accrued interest	5,990	6,004
Accrued other	25,539	51,881

Total accrued expenses	$116,652	$102,385

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007, 2006 AND 2005

Research and Development Costs

Costs incurred in research and development activities are expensed as incurred. During the years ended December 31, 2007, 2006 and 2005 research and development expenses were $115.8 million, $104.3 million and $97.8 million.

Accounting for Share-Based Compensation

The Company accounts for share based compensation using Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) using the modified-prospective-transition method. Under this method, share-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense over the employee’s requisite service period for all share-based awards granted, modified or cancelled as of January 1, 2006.

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

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN48). FIN48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a return. The cumulative effects of applying this interpretation have been recorded as a decrease of $1.5 million to retained earnings, an increase of $2.7 million to net deferred income taxes, a decrease to goodwill of $1.1 million and an increase of $3.1 million to income taxes payable.

Foreign Currency Translation and Hedging

The Company translates the financial statements of its non-U.S. operations using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. Net gains or losses resulting from the translation of foreign financial statements, the effect of exchange rate changes on intercompany receivables and payables of a long-term investment nature and net exchange rate gains and losses on the value of financial contracts entered into that hedge the value of these long-term intercompany receivables and payables are recorded as a separate component of stockholders’ equity. These adjustments will affect net income only upon sale or liquidation of the underlying non-U.S. investment. The cumulative translation adjustments included in accumulated other comprehensive income (loss) reported as a separate component of stockholders’ equity were a net cumulative gain of $129.3 million and $58.6 million at December 31, 2007 and 2006, respectively.

Many of the Company’s reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in currency exchange rates because they may become worth more or less than they were worth at the time we entered into the transaction due to changes in exchange rates. Both realized and unrealized gains or losses in the value of these receivables and payables are included in the determination of net income. Realized and unrealized gains or losses on the value of financial contracts entered into to hedge the exchange rate

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007, 2006 AND 2005

exposure of these receivables and payables are also included in the determination of net income. Net currency exchange gains (losses) recognized on business transactions, net of hedging transactions, were $0.5 million, $(1.6) million and $49.0 million in 2007, 2006 and 2005, respectively, and are included in other income and expense in the Consolidated Statements of Operations.

The Company’s currency exposures vary, but are primarily concentrated in the euro, British pound sterling, Japanese yen and Norwegian kroner. Historically, the Company has used foreign currency forward contracts to mitigate foreign currency risk on intercompany foreign currency receivables and payables, which are expected to be settled. At December 31, 2007, the Company had $27.3 million in foreign currency forward contracts outstanding to hedge currency risk on specific receivables and payables. These contracts, which settle in January 2008, effectively fix the exchange rate at which these specific receivables and payables will be settled in, so that gains or losses on the forward contracts offset the gains or losses from changes in the value of the underlying receivables and payables.

During the year ended December 31, 2007, the Company maintained a foreign currency hedging program in which the Company entered into forward contracts to hedge forecasted foreign currency cash flows. The contracts increase or decrease in value prior to their maturity was accounted for as cash flow hedges and recorded in other comprehensive income in the Consolidated Balance Sheets. To the extent any portion of the forward contracts is determined to not be an effective hedge, the increase or decrease in value prior to the maturity was recorded in other income and expense in the Consolidated Statements of Operations. At December 31, 2007 and 2006, we did not have any outstanding forward contracts to hedge forecasted foreign currency cash flows.

The Company continually evaluates the costs and benefits of its hedging program and cannot provide assurance that the Company will resume conducting hedging activities.

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

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007, 2006 AND 2005

Computations for basic and diluted earnings (loss) per share for the years ending December 31, 2007, 2006 and 2005 are as follows:

(in thousands, except per share amounts)	Net Income (Numerator)	Shares (Denominator)	Amount
2007
Basic earnings per share:
Net income from continuing operations	130,279
Net income from discontinued operations, net of tax	12,911

Total basic earnings	$143,190	46,686	$3.07

Diluted earnings per share:
Dilutive stock options	—	1,018
ESPP	—	5
Unvested Restricted Stock	—	216
2% Convertible Senior Notes due 2023	109	611
1 1/2% Convertible Senior Notes due 2024	38	38

Net income from continuing operations plus assumed conversions	130,426
Net income from discontinued operations, net of tax	12,911

Total diluted earnings	$143,337	48,574	$2.95

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		3,158
3 1/4% Convertible Subordinated Notes due 2025		3,562
2006
Basic earnings (loss) per share:
Net income from continuing operations	75,759
Net loss from discontinued operations, net of tax	(266,808)

Total basic loss	$(191,049)	51,393	$(3.72)

Diluted earnings per share:
Dilutive stock options	—	742
Unvested Restricted Stock	—	78
2% Convertible Senior Notes due 2023	380	452
1 1/2% Convertible Senior Notes due 2024	194	197

Net income from continuing operations plus assumed conversions	76,333
Net loss from discontinued operations, net of tax	(266,808)

Total diluted loss	$(190,475)	52,862	$(3.60)

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		5,392
3 1/4% Convertible Subordinated Notes due 2025		3,562
2005
Basic earnings per share:
Net income from continuing operations	121,485
Net income from discontinued operations, net of tax	10,561

Total basic earnings	$132,046	52,238	$2.53

Diluted earnings per share:
Dilutive stock options	—	1,442
Unvested restricted stock	—	179
2 1/4% Convertible Subordinated Notes due 2006	6,872	4,706
2% Convertible Senior Notes due 2023	654	1,075
1 1/2% Convertible Senior Notes due 2024	369	374

Net income from continuing operations plus assumed conversions	129,380
Net income from discontinued operations, net of tax	10,561

Total diluted earnings	$139,941	60,014	$2.33

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		1,937
3 1/4% Convertible Subordinated Notes due 2025		3,562

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007, 2006 AND 2005

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

Accumulated other comprehensive income (loss) consists of the following at December 31,

(in thousands)	2007	2006
Foreign currency translation adjustment, net of deferred taxes	$129,315	$58,608
Unrealized losses on investments, net of deferred taxes	(11)	(767)
Unrealized gains on hedging transactions, net of deferred taxes	—	314
Transition adjustment upon adoption of FAS 158, net of deferred taxes	(5,366)	(5,366)
Minimum pension liability adjustment, net of deferred taxes	(11,484)	(17,796)

	$112,454	$34,993

Reclassifications

Certain reclassifications of prior year amounts have been made to conform with the current year presentation. Additionally, the amortization of purchased intangibles has been reclassified into gross margin analysis in the current year to better reflect the Company’s business.

Recent Accounting Pronouncements

In December 2007, FASB issued Statement of Financial Accounting Standard (SFAS) No. 160, Interests in Consolidated Financial Statements—an amendment of ARB No. 51, which impacts the accounting for minority interest in the consolidated financial statements of filers. The statement requires the reclassification of minority interest to the equity section of the balance sheet and the results from operations attributed to minority interest to be included in net income. The related minority interest impact on earnings would then be disclosed in the summary of other comprehensive income. The statement is applicable for all fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this standard will require prospective treatment. The Company does not believe that the adoption of this statement will have a material impact on our financial statements.

In December 2007, FASB issued Statement of Financial Accounting Standard (SFAS) No. 141R, Business Combinations, which impacts the accounting for business combinations. The statement requires changes in the measurement of assets and liabilities required in favor of a fair value method consistent with the guidance provided in SFAS 157 (see below). Additionally, the statement requires a change in accounting for certain acquisition related expenses and business adjustments which no longer are considered part of the purchase price. Adoption of this standard is required for fiscal years beginning after December 15, 2008. Early adoption of this standard is not permitted. The statement requires prospective application for all acquisitions after the date of adoption. As a result, the adoption of the statement could have a material impact on the future operations of the company based on future acquisitions as well as the resolution of certain acquired tax items.

In August 2007, FASB issued for comment a proposed FASB Staff Position No. APB 14-a, Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement)

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007, 2006 AND 2005

(“FSP APB 14-a”) that would significantly impact the accounting for convertible debt. The FSP would require cash settled convertible debt, such as our $1,150 million aggregate principal amount of convertible notes that are currently outstanding, to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component would be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value would be recorded as a debt discount and amortized to interest expense over the life of the bond. Although FSP APB 14-a would have no impact on our actual past or future cash flows, it would require us to record a significant amount of non-cash interest expense as the debt discount is amortized. As a result, there would be a material adverse impact on our results of operations and earnings per share. We are currently evaluating the impact on operations upon the adoption. In addition, if our convertible debt is redeemed or converted prior to maturity, any unamortized debt discount would result in a loss on extinguishment. FSP APB 14-a, if approved, will become effective January 1, 2009, and require retrospective application.

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

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertain tax positions. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax benefits shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits. The provisions of this interpretation are required to be adopted for fiscal periods beginning after December 15, 2006. The Company adopted this provision beginning January 1, 2007. Net impact due to the adoption of FIN 48 was $1.5 million decrease to retained earnings.

2. BUSINESS COMBINATIONS

Acquisitions

During 2007 and 2006, the Company completed several acquisitions that were not material to the overall consolidated financial statements and the results of operations have been included in the accompanying consolidated financial statements from the respective dates of the acquisitions.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007, 2006 AND 2005

The Company completed two acquisitions in 2007 for the combined purchase price of $23.1 million. As a result of the acquisitions, the combined tangible net assets acquired was $2.6 million. The excess purchase price was determined to be $20.5 million of which $5.4 million has been allocated to identifiable intangible assets. These intangible assets are currently being amortized over a period of 5 to 7 years. The remainder of the purchase price, $15.1 million, has been allocated to goodwill. The Company is still in the process of analyzing any potential impact to the purchase price based on the assets acquired.

The Company completed an acquisition in 2006 for a purchase price of $15.1 million net cash. The purchase price exceeded the fair value of the acquired net assets by $15.8 million and, accordingly, $11.6 million was allocated to goodwill and $5.1 million was allocated to identifiable intangible assets amortized over 7 years. The Company recorded a deferred tax liability on the fair value of identifiable intangible assets of $0.9 million.

Business Consolidation Costs

The Company continues to integrate recent acquisitions into its operations and recorded approximately $5.6 million and $12.5 million in 2007 and 2006, respectively, related to these efforts. The expenses in 2007 and 2006 relate primarily to the severance and other costs associated with consolidation.

3. SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company has two reportable segments: BioDiscovery and Cell Systems (CS).

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

The Cell Systems (CS) product segment includes all of our cell culture products and services business. Products include sera, growth factors, cell and tissue culture media used in both life sciences research and to produce biopharmaceuticals and other end products made through cultured cells. Cell Culture services include the creation of commercially viable stable cell lines and the optimization of production processes used for the production of therapeutic drugs.

The Company does not have intersegment revenues that are material to the overall consolidated financial statements. In addition, the Company does not currently segregate assets by segment as a majority of the Company’s total assets are shared or considered non-segment assets. As a result, the Company has determined it is not useful to assign its shared assets to individual segments.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007, 2006 AND 2005

Segment information for the years ended December 31, is as follows:

(dollars in thousands)	BioDiscovery	Cell Systems	Corporate And Unallocated(1)	Total
2007
Revenues from external customers	$902,224	$379,523	$—	$1,281,747

Gross profit	633,056	187,701	(104,870)	715,887

Gross margin	70%	50%		56%
Selling and administrative	290,255	100,100	25,744	416,099
Research and development	97,219	14,524	4,090	115,833
Business consolidation costs	—	—	5,635	5,635

Operating income (loss)	$245,582	$73,077	$(140,339)	$178,320

Operating margin	27%	19%		14%

2006
Revenues from external customers	$814,650	$336,525	$—	$1,151,175

Gross profit	552,411	173,286	(117,366)	608,331

Gross margin	68%	52%		53%
Selling and administrative	265,940	84,748	31,768	382,456
Research and development	89,743	10,439	4,161	104,343
Business consolidation costs	—	—	12,540	12,540

Operating income (loss)	$196,728	$78,099	$(165,835)	$108,992

Operating margin	24%	23%		10%

2005
Revenues from external customers	$732,034	$347,103	$—	$1,079,137

Gross profit	515,295	174,415	(140,175)	549,535

Gross margin	70%	50%		51%
Selling and administrative	240,174	81,340	287	321,801
Research and development	86,507	10,384	860	97,751
Business consolidation costs and in process research and development charge	—	—	17,511	17,511

Operating income (loss)	$188,614	$82,691	$(158,833)	$112,472

Operating margin	26%	24%		10%

(1)	Unallocated items for the year ended December 31, 2007, 2006 and 2005 include noncash charges for purchase accounting inventory revaluations of $0.5 million, $3.1 million, $30.0 million amortization of purchased intangibles of $98.7 million, $110.7 million and $110.4 million, amortization of deferred compensation of immaterial, $0.5 million, and $1.4 million, purchased in-process research and development costs of zero, zero and $17.0 million, business consolidation costs of $5.6 million, $12.6 million, and $0.5 million, and expenses related to share-based payments as a result of the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments,” of $35.5 million, $38.9 million, and zero, respectively. These items are not allocated by management for purposes of analyzing the operations since they are principally noncash or other costs resulting primarily from business restructuring or purchase accounting that are separate from ongoing operations.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007, 2006 AND 2005

Geographic Information

Information by geographic area for the years ended December 31, is as follows:

(in thousands)	2007	2006	2005
Product sales to unrelated customers located in(1):
Americas:
United States	$580,956	$578,873	$527,121
Other Americas	56,981	20,347	46,866

Total Americas	637,937	599,220	573,987

Europe	417,723	358,609	332,970
Asia Pacific	179,617	147,430	142,281
Other Foreign	6,519	4,187	4,437

Total product revenue	1,241,796	1,109,446	1,053,675
Total other revenue	39,951	41,729	25,462

Total revenue	$1,281,747	$1,151,175	$1,079,137

Net long-lived assets located in(2):
Americas:
United States	$249,195	$213,798	$191,489
Other Americas	1,328	667	754

Total Americas	250,523	214,465	192,243

Europe:
United Kingdom	26,993	23,856	18,871
Other Europe	17,140	15,435	16,543

Total Europe	44,133	39,291	35,414

Asia Pacific	24,076	20,697	20,747
Other Foreign	921	966	1,030

Total net long-lived assets	$319,653	$275,419	$249,434

(1)	Product revenue excludes royalty and other revenues since they are not allocated on a geographic basis.
(2)	Net long-lived assets exclude intangible assets since they are not allocated on a geographic basis.

4. LINES OF CREDIT

As of December 31, 2007 and 2006, foreign subsidiaries in Australia, Brazil, China, Japan, New Zealand and Norway had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The credit facilities bear interest at fixed rates, the respective bank’s prime rate, the London LIBOR rate, the Norwegian NIBOR rate and the Japan TIBOR rate. The weighted average interest rate of these lines of credit were 3.64% and 2.88% at December 31, 2007 and 2006, respectively. Under these lines of credit, the U.S. dollar equivalent of these facilities totaled $21.4 million and $16.5 million, of which $0.9 million and $1.4 million was outstanding at December 31, 2007 and 2006, respectively. Additionally, the Company’s Japan subsidiary has issued $0.9 million in letter of credit to support its import duty. There are no parent company guarantees associated with these facilities.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007, 2006 AND 2005

On January 9, 2006, the Company entered into a syndicated $250.0 million senior secured credit facility (the Credit Facility) with Bank of America, N.A. Interest rates on outstanding borrowings are determined by reference to LIBOR or to an alternate base rate, with margins determined based on changes in the Company’s leverage ratio. Under the terms of the Credit Facility, the Company may request that the aggregate amount available be increased by $100.0 million of additional financing, subject to certain conditions having been met, including the availability of additional lender commitments. The Credit Facility contains various representations, warranties and affirmative, negative and financial covenants and conditions of default customary for financings of this type. The Company currently anticipates using the proceeds of the Credit Facility for the purpose of general working capital and capital expenditures and/or other capital needs as they may arise. The Credit Facility will terminate and all amounts outstanding under it will be due and payable in full on January 6, 2011. As of December 31, 2007, the available credit is $243.3 million as the Company has issued $6.7 million in letters of credit through the facility.

5. LONG-TERM DEBT

Long-term debt consists of the following at December 31:

(in thousands)	2007	2006
3 1/4% Convertible Senior Notes (principal due 2025)	$350,000	$350,000
1 1/2% Convertible Senior Notes (principal due 2024)	450,000	450,000
2% Convertible Senior Notes (principal due 2023)	350,000	350,000
Capital leases	12	1,018
Other	812	1,767

Total debt	1,150,824	1,152,785
Less current portion	(124)	(1,961)

Total Long-term debt	$1,150,700	$1,150,824

Maturities of the long-term debt listed above at December 31, 2007, are as follows:

(in thousands)	Gross Maturities	Imputed Interest On Minimum Lease Payments Under Capital Leases	Net Long-Term Debt
Years Ending December 31,
2008	$125	$(1)	$124
2009	700	—	700
2010	—	—	—
2011	—	—	—
2012	—	—	—
Thereafter	1,150,000	—	1,150,000

Total	$1,150,825	$(1)	$1,150,824

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

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007, 2006 AND 2005

Interest is payable on the 3 1/4% Notes semi-annually in arrears beginning December 15, 2005. In addition to the coupon interest of 3.25%, additional interest of 0.225% of the market value of the 3 1/4% Notes may be required to be paid per six-month period beginning June 15, 2011, if the market value of the 3 1/4% Notes during a specified period is 120% or more of the 3 1/4% Notes’ principal value. The 3 1/4% Notes may be redeemed, in whole or in part, at the Company’s option on or after June 15, 2011, at 100% of the principal amount plus any accrued and unpaid interest. In addition, the holders of the 3 1/ 4% Notes may require the Company to repurchase all or a portion of the 3 1/4% Notes for 100% of the principal amount, plus any accrued and unpaid interest, on June 15, 2011, 2015 and 2020 or upon the occurrence of certain fundamental changes. Prepayment of amounts due under the 3 1/4% Notes will be accelerated in the event of bankruptcy or insolvency and may be accelerated by the trustee or holders of 25% of the 3 1/4% Notes’ principal value upon default of payment of principal or interest when due for over thirty days, the Company’s default on its conversion or repurchase obligations, failure of the Company to comply with any of its other agreements in the 3 1/4% Notes or indenture, or upon cross-default by the Company or a significant subsidiary for failure to make a payment at maturity or the acceleration of other debt of the Company or a significant subsidiary, in either case exceeding $50.0 million.

The terms of the 3 1/4% Notes require the Company to settle the par value of the 3 1/4% Notes in cash and deliver shares only for the differential between the stock price on the date of conversion and the base conversion price (initially $98.25 per share).

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

AS OF DECEMBER 31, 2007, 2006 AND 2005

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

Costs incurred to issue the convertible notes totaled $7.6 million for the 3 1/4% Notes, $9.3 million for the Old 1 1/ 2% Notes, $9.3 million for the Old 2% Notes and $13.0 million for the 2 1/4% Notes. Finance costs (excluding legal and accounting fees) incurred to conduct the exchange of the Old Notes totaled $1.8 million ($0.8 million related to the Old 2% Notes and $1.0 million related to the Old 1 1/2% Notes). These costs have been deferred and included in other assets in the Consolidated Balance Sheets and amortized over the terms of the respective debt using the effective interest method. At December 31, 2007 and 2006, the unamortized balances of the issuance costs were $24.6 million and $27.4 million, respectively.

The 2 1/4% Notes are subordinate to substantially all of the current and future outstanding debt of the Company, including all of its secured debt and all debts and liabilities of our subsidiaries. The 2 1/4% Notes are not subordinate to amounts the Company owes for employee compensation, goods or services purchased or to amounts the Company may owe to its subsidiaries.

In the event of a change of control of the Company, the holders of the 3 1/4% Notes, Old Notes, New Notes and the 2 1/ 4% Notes each have the right to require the Company to repurchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of the notes plus all accrued and unpaid interest.

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

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007, 2006 AND 2005

6. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain equipment and office and manufacturing facilities under operating leases, which expire through December 2048. Certain rental commitments provide for escalating rental payments and certain commitments have renewal options extending through various years. Rent expense under operating leases was $22.1 million, $19.2 million and $21.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. Sublease income totaled $2.2 million, $1.8 million and $1.0 million for the years ending December 31, 2007, 2006 and 2005, respectively.

Future minimum lease commitments and sublease rentals for operating leases at December 31, 2007 are as follows:

(in thousands)	Lease Commitments	Sublease Rentals	Net
Years Ending December 31,
2008	$20,723	$1,369	$19,354
2009	17,468	1,693	15,775
2010	13,637	1,258	12,379
2011	11,209	619	10,590
2012	10,647	532	10,115
Thereafter	57,262	—	57,262

	$130,946	$5,471	$125,475

In connection with its acquisition of InforMax in December 2002, BioReliance in February 2004 and Caltag in May 2005, the Company recorded unfavorable lease liabilities associated with its remaining leases, which are incorporated into the schedule above. Total unfavorable lease liability for InforMax at December 31, 2007 and 2006 was $1.0 million and $1.0 million, including $0.5 million and $0.7 million classified in accrued expenses and other current liabilities and $0.5 million and $0.3 million classified in long-term obligations, deferred credits and reserves on the Consolidated Balance Sheets, respectively. Total unfavorable lease liability for BioReliance at December 31, 2007 and 2006 was $0.2 million and $0.8 million, including $0.1 million and $0.2 million classified in accrued expenses and other current liabilities and $0.1 million and $0.6 million classified in long-term obligations, deferred credits and reserves on the Consolidated Balance Sheets, respectively. Total unfavorable lease liability for Caltag at December 31, 2007 and 2006 was $0.1 million and $0.2 million, including zero and $0.1 million classified in accrued expenses and other current liabilities and $0.1 million and $0.1 million classified in long-term obligations, deferred credits and reserves on the Consolidated Balance Sheets, respectively.

Licensing and Purchasing Agreements

The Company develops, manufactures and sells certain products under several licensing and purchasing agreements. The licensing agreements require royalty payments based upon various percentages of sales or profits from the products. Terms of the licensing agreements generally range from the remaining life of the patent up to twenty years and initial costs are amortized over periods from seven to ten years, not to exceed their terms, using the straight-line method. Total royalty expense under agreements were $32.5 million, $27.7 million and $30.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. The Company also has purchase agreements, which expire on various dates through 2010, under which it is obligated to purchase a minimum amount of raw materials and finished goods each year through the expiration of the contracts and certain capital expenditure commitments. Purchases under these contracts and capital commitments totaled $15.0 million in 2007, $3.3 million in 2006 and $6.4 million in 2005.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007, 2006 AND 2005

To maintain exclusivity, certain of the licensing agreements require guaranteed minimum annual royalty payments. Future minimum guaranteed royalties and unconditional purchase obligations at December 31, 2007 are as follows:

(in thousands)
Years Ending December 31, 2008	$33,244
2009	28,902
2010	17,676
2011	14,219
2012	17,857
Thereafter	4,096

$115,994

Letters of Credit

The Company had outstanding letters of credit totaling $7.6 million at December 31, 2007, of which $5.0 million was to support liabilities associated with the Company’s self-insured worker’s compensation programs, $1.7 million was to support its building lease requirements and $0.9 million was to support duty on imported products. These liabilities are reflected in other current liabilities and long-term deferred credits and reserves in the Consolidated Balance Sheets at December 31, 2007.

Executive Employment Agreements

The Company has employment contracts with key executives that provide for the continuation of salary if terminated for reasons other than cause, as defined in those agreements. At December 31, 2007, future employment contract commitments for such key executives were approximately $15.9 million for the fiscal year ending December 31, 2008.

Contingent Acquisition Obligations

Pursuant to the purchase agreements for certain prior year acquisitions, we could be required to make additional contingent cash payments based on the achievement of certain operating results of the acquired companies. Payments of $5.0 million could be required of the Company based upon the achievement of certain development milestones through July 2009. As a result of an acquisition in 2007, the Company may have additional payment obligations based on a percentage of future sales of certain products and services, however, such amount could not be reasonably estimated as of December 31, 2007.

In 2007, $2.0 million of contingent payments were earned and paid, respectively, for the achievement of operating results. In 2006, $8.4 million and $21.9 million of contingent payments have been earned and paid, respectively, for research and development milestones; and no contingent payments have been earned or paid for operating results. During the years ended December 31 2007 and 2006, $51.5 million and $35.0 million, respectively, of contingent payments for operating results have expired. The payments have been accounted for as an addition to the purchase price of the acquired company.

In addition, the purchase agreement for one of the prior years and one of the current year acquisitions may require the Company to make additional contingent cash payments based on percentages of future gross sales of the acquired company through 2010. The purchase agreements do not limit the payment to a maximum amount. The Company will account for any such contingent payments as an addition to the purchase price of the acquired company. No contingent payments have been earned as of December 31, 2007.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007, 2006 AND 2005

Environmental Liabilities

The Company assumed certain environmental exposures as a result of the merger with Dexter Corporation in 2000 and recorded reserves to cover estimated environmental clean-up costs. The environmental reserves, which are not discounted, were $7.2 million at December 31, 2007, and include current reserves of $0.8 million, which are estimated to be paid during the next year, and long-term reserves of $6.4 million. In addition, the Company has an insurance policy to cover these assumed environmental exposures. Based upon currently available information, the Company believes that it has adequately provided for these environmental exposures and that the outcome of these matters will not have a material adverse effect on its consolidated results of operations.

Intellectual Properties

The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including protection of its owned and licensed intellectual property. The Company accrues for such contingencies when it is probable that a liability is incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. Specific contingent liabilities for royalty obligations related to acquired businesses have been recorded on the Company’s consolidated financial statements at December 31, 2007.

Litigation

The Company is subject to other potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted. These matters have arisen in the ordinary course and conduct of the Company’s business, as well as through acquisitions and some are expected to be covered, at least partly, by insurance. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters, which are pending or may be asserted, could be decided unfavorably to the Company. Although the amount of liability at December 31, 2007, with respect to these matters cannot be ascertained, the Company believes that any resulting liability should not materially affect the Company’s consolidated financial statements.

7. INCOME TAXES

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows for the years ended December 31:

	2007	2006	2005
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income tax	1.7	1.2	2.4
Foreign earnings taxed at non-U.S. rates	(7.4)	(11.1)	(5.0)
Repatriation of other foreign earnings, net of related benefits	(1.5)	4.3	(11.1)
Credits and incentives	(3.2)	(6.2)	(4.3)
Non-deductible compensation & other adjustments	1.1	5.2	3.2
Other	1.4	(1.2)	3.7

Effective income tax rate	27.1%	27.2%	23.9%

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007, 2006 AND 2005

Pretax income summarized by region for the years ended December 31 is as follows:

	2007	2006	2005
(in thousands)
United States	$87,923	$25,500	$110,995
Foreign	90,723	78,563	48,540

Total pretax income (loss)	$178,646	$104,063	$159,535

The income tax provision (benefit) consists of the following for the years ended December 31:

	2007	2006	2005
(in thousands)
Current:
Federal	$48,820	$28,494	$61,798
State	6,375	3,009	6,888
Foreign	18,361	24,501	24,617

Total current provision	73,556	56,004	93,303

Deferred:
Federal	(20,524)	(16,197)	(41,347)
State	(3,760)	(3,820)	(2,033)
Foreign	(905)	(7,683)	(11,873)

Total deferred benefit	(25,189)	(27,700)	(55,253)

Total provision	$48,367	$28,304	$38,050

Significant components of the Company’s deferred tax assets and liabilities are composed of the following at December 31:

	2007	2006
(in thousands)
Deferred tax assets:
Tax loss and other carryforwards	$41,810	$23,646
Inventory adjustments	14,240	20,351
Accruals and reserves	30,515	25,437
Postretirement obligations	30,665	24,974
Fixed assets	8,297	3,721
Other comprehensive income	4,076	5,075

Total gross deferred tax assets	129,603	103,204
Less valuation allowance	(25,560)	(7,834)

Total net deferred tax assets	104,043	95,370
Deferred tax liabilities:
Acquired intangibles	(52,178)	(88,883)
Convertible debt	(80,107)	(57,034)

Total deferred tax liabilities	(132,285)	(145,917)

Net deferred tax liabilities	$(28,242)	$(50,547)

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007, 2006 AND 2005

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertain tax positions. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax benefits shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits. The provisions of this interpretation are required to be adopted for fiscal periods beginning after December 15, 2006. The Company adopted this provision beginning January 1, 2007. Net impact due to the adoption of FIN 48 was $1.5 million decrease to retained earnings.

The following table summarizes the activity related to our unrecognized tax benefits:

(in thousands)
Gross unrecognized tax benefits at January 1, 2007	$22,707
Increases in tax positions for prior years	1,509
Decreases in tax positions for prior years	(2,442)
Increases in tax positions for current year	7,691
Decreases in tax positions for current year	(1,681)

Gross unrecognized tax benefits at December 31, 2007	$27,784

Of the $27.8 million in unrecognized tax benefits at December 31, 2007, $25.3 million of which would reduce our income tax expense and effective tax rate, if recognized. In conjunction with the adoption of FIN48, the Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31 and January 1, 2007, the total amount of accrued income tax-related interest and penalties included in the consolidated statements of operations was $2.7 million and $1.8 million, respectively.

The Company is subject to routine compliance reviews on various tax matters around the world in the ordinary course of business. Currently, audits are occurring in the United States, Japan, Norway and Germany. The United States audit cycle for the consolidated income tax returns for the year ended 2004 is expected to be completed in 2008. After the 2004 audit cycle, the remaining years subject to examinations are 2005, 2006 and 2007.

During 2008, global audit resolutions could potentially reduce unrecognized tax benefits up to $4.4 million, either because tax positions are sustained or the Company agrees to the audit disallowance, depending on the outcomes of ongoing examinations.

Income taxes have not been provided on approximately $228.6 million of undistributed earnings of foreign subsidiaries at December 31, 2007. The Company only remits current earnings that can be repatriated without a material impact on the provision for income taxes and are considered to be in excess of the reasonably anticipated working capital needs of the foreign subsidiaries. Any remaining undistributed earnings are considered permanently invested in the operations of such subsidiaries. It is not practical to determine the amount of income tax payable in the event we repatriated all undistributed foreign earnings.

The tax benefit associated with employee stock plans are estimated to reduce taxes payable by $20.2 million, $3.1 million and $19.7 million for 2007, 2006 and 2005, respectively. These benefits have been

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007, 2006 AND 2005

reflected as additional paid-in-capital in the accompanying Consolidated Statements of Stockholders’ Equity, except for certain 2007 and 2006 stock awards. On January 1, 2006 the Company adopted SFAS 123R. Under SFAS 123R all share-based compensation is required to be recognized as an expense, and the tax benefit associated with such compensation will continue to be credited to additional paid-in-capital, but only to the extent the tax benefits has not already been recognized in the Statement of Operations.

At December 31, 2007, the Company had $18.9 million and $31.0 million of federal and state net operating losses (NOL) carryforwards, respectively. These net operating losses come from acquisitions made in prior years. It is not more likely than not that the Company can fully realize certain states’ NOL’s. There were also federal and state tax credit carryforwards of $3.3 million. The federal and state NOL carryforwards begin to expire in 2019 and 2014, respectively. The tax credit carryforwards expire in 2012.

The valuation allowance recorded against the Company’s deferred tax assets increased by $17.7 million in 2007. The increase is primarily due to the inability to utilize the capital loss incurred as a result of the sale of BioReliance, Inc.

The Company decided to pursue a bilateral Advanced Pricing Agreement (“APA”) between the U.S. and Japan in 2005. The intention of the APA process is to help the company avoid double-taxation on intercompany sales between the U.S. and its related Japanese subsidiary. The expected outcome of the APA process will be to significantly mitigate tax risks associated with certain transfer pricing issues. The APA process was on-going at the end of 2007. In February 2008, the APA process was concluded and the Company signed an agreement with the IRS and Japan. This agreement will result in an estimated tax benefit of approximately $3.5 million to the Company.

8. COMMON STOCK, PREFERRED STOCK AND PREFERRED STOCK PURCHASE RIGHTS PLAN

Common Stock Authorized Shares

The Company has authorized 200 million shares of common stock.

Preferred Stock Authorized Shares

The Company has authorized 6,405,884 shares of preferred stock of which no shares were outstanding at December 31, 2007 and 2006. Upon issuance, the Company has the ability to define the terms of the preferred shares, including voting rights, liquidation preferences, conversion and redemption provisions and dividend rates.

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

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007, 2006 AND 2005

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

Stock Repurchase Program

In August 2006, the Company’s Board of Directors authorized a $500 million share repurchase program of the Company’s common stock. During the year ended December 31, 2007, under the 2006 plan the Company repurchased 2.2 million shares, respectively, at a total cost of approximately $150.0 million. The cost of repurchased shares are included in treasury stock and reported as a reduction in stockholders’ equity. As of December 31, 2007, management has completed stock repurchases up to this $500 million authorization.

In July 2007, the Board approved a program authorizing management to repurchase up to $500 million of common stock over the next three years. Under the 2007 plan, the Company repurchased 1.5 million shares at a total cost of approximately $135.0 million during the year ended December 31, 2007. The cost of repurchased shares are included in treasury stock and reported as a reduction in stockholders’ equity.

9. EMPLOYEE BENEFIT PLANS

401(k) Profit Sharing Plans

The Company’s 401(k) Savings and Investment Plan allows each eligible employee to voluntarily make pre-tax deferred salary contributions subject to regulatory and plan limitations. The Company may make matching contributions in amounts as determined by the Board of Directors. The Company made matching contributions of $4.6 million, $4.7 million and $4.0 million for the years ended December 31, 2007, 2006 and 2005, respectively, to this plan.

Pension Plans

Effective December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” Under SFAS No. 158, The Company is required to recognize the overfunded or underfunded status of a defined benefit pension and other postretirement plan as an asset or liability in its Consolidated Balance Sheets and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. SFAS No. 158 also requires the measurement of the funded status of a plan as of the date of its year-end statement of financial position. The Company’s existing policy required us to measure the funded status of our plans as of the balance sheet date; accordingly, the new measurement date requirements of SFAS No. 158 had no impact.

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

AS OF DECEMBER 31, 2007, 2006 AND 2005

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

The retirement benefits for most employees of non-U.S. operations are generally provided by government sponsored or insured programs and, in certain countries, by defined benefit plans. The Company has defined benefit plans for United Kingdom (U.K.) and Japan employees. The Company’s policy with respect to its U.K. pension plan is to fund amounts as are necessary on an actuarial basis to provide for benefits under the pension plan in accordance with local laws and income tax regulations. The U.K. pension plan provides benefits based upon the employee’s highest average base compensation over three consecutive years. The Japan pension plan provides benefits based upon the employee’s average base compensation and is an unfunded plan. The U.K. pension plan was frozen as of September 30, 2007 to additional members and for accruing additional benefits for current participants of the plan.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007, 2006 AND 2005

The funded status of the Company’s pension plans and amounts recognized at December 31, 2007 and 2006 were as follows:

	Domestic Plans		Foreign Plans
(in thousands)	2007	2006	2007	2006
Change in Benefit Obligation:
Benefit obligation at beginning of year	58,330	$59,383	$67,717	$54,285
Service cost	80	79	4,105	3,158
Interest cost	3,370	3,339	3,284	3,462
Plan participants’ contributions	134	127	421	475
Actuarial gain	(2,885)	(2,096)	(2,373)	(153)
Acquisition	—	—	—	—
Curtailment gain	—	—	(3,337)	—
Benefits paid	(2,482)	(2,502)	(50)	(44)
Settlements	—	—	(1,778)	(577)
Foreign currency exchange rate changes	—	—	2,922	7,111

Benefit obligation at end of year	56,547	58,330	70,911	67,717

Change in Plan Assets:
Fair value of plan assets at beginning of year	52,115	46,032	38,526	29,895
Actual return on plan assets	3,676	6,724	3,705	1,179
Acquisition	—	—	—	—
Employer contributions	1,004	1,662	7,990	3,431
Plan participants’ contributions	—	—	421	475
Benefits and administrative expenses paid	(2,192)	(2,304)	(50)	(44)
Settlements	—	—	(1,778)	(577)
Foreign currency exchange rate changes	—	—	1,685	4,167

Fair value of plan assets at end of year	54,603	52,114	50,499	38,526

Funded status	(1,944)	(6,216)	(20,412)	(29,191)
Unrecognized actuarial loss	15,561	18,842	10,096	16,271
Unrecognized prior service cost	1,486	1,726	—	—

Net amount recognized	$15,103	$14,352	(10,316)	$(12,920)

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Prepaid benefit cost	$7,314	$3,984	$—	$—
Current liabilities	(938)	(868)	(73)	(79)
Noncurrent liabilities	(8,320)	(9,332)	(20,339)	(29,112)
Accumulated other comprehensive loss	17,047	20,568	10,096	16,271

Net amount recognized	$15,103	$14,352	(10,316)	$(12,920)

The amounts recognized in accumulated other comprehensive income at December 31, 2007 is as follows:

	Domestic Plans	Foreign Plans
(in thousands)
Net actuarial loss	$15,561	$10,096
Net prior service cost	1,486	—

Accumulated other comprehensive income	$17,047	$10,096

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007, 2006 AND 2005

The weighted average assumptions used in accounting for the pension plans for the years ended December 31, 2007 and 2006 are as follows:

	Domestic Plans		Foreign Plans
	2007	2006	2007	2006
Discount rate	5.75-6.25%	5.50%-5.75%	2.00%-4.90%	2.00%-5.00%
Expected return on plan assets	8.25%	8.25%	5.30%-7.00%	6.00%-8.00%
Rate of compensation increase	—	—	4.00%-5.00%	3.50%-5.00%

The Company uses an actuarial measurement date of January 1 of the current year to determine pension and other postretirement benefit measurements as of December 31 of the current year. The discount rate is the estimated rate at which the obligation for pension benefits could effectively be settled. The expected return on plan assets reflects the average rate of earnings that the Company estimates will be generated on the assets of the plans. The rate of compensation increase reflects the Company’s best estimate of the future compensation levels of the individual employees covered by the plans. When calculating pension expense for 2007, the Company assumed that its plan’s assets would generate a long-term rate of return of 5.30%-8.25%. The Company develops its expected long-term rate of return assumption based on historical experience and by evaluating input from the trustee managing the plan assets, including the trustee’s review of asset class return expectations by several consultants and economists as well as long-term inflation assumptions. The Company’s expected long-term rate of return on plan assets is based on a target allocation of assets that was set so as to earn the highest rate of return while maintaining risk at acceptable levels. The plan strives to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio.

The assumed health care cost trend rates on the Dexter PRMB Plan at December 31, 2007 are as follows:

	Medical	Dental
Health care cost trend rate assumed for next year	9.00%	5.00%
Rate to which the cost trend rate is assumed to decline	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2013	—

Assumed health care cost trend rates have a significant effect on the amounts reported for the Dexter PRMB Plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1% increase	1% decrease
(in thousands)
Effect on interest cost plus service cost	$23	$(20)
Effect on postretirement benefit obligation	383	(337)

The components of net periodic pension cost for the Company’s pension plans for the years ended December 31 are as follows:

	Domestic Plans
(in thousands)	2007	2006	2005
Service cost	$80	$79	$79
Interest cost	3,370	3,339	3,284
Expected return on plan assets	(4,239)	(3,787)	(5,325)
Amortization of prior service cost	239	239	239
Amortization of actuarial loss	960	1,504	1,553

Net periodic pension cost (income)	$410	$1,374	$(170)

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007, 2006 AND 2005

	Foreign Plans
(in thousands)	2007	2006	2005
Service cost	4,105	$4,383	$4,023
Interest cost	3,284	2,764	2,548
Expected return on plan assets	(2,684)	(2,488)	(2,126)
Amortization of actuarial loss	454	605	620
Settlement cost	(167)	—	—
Curtailment credit	(491)	—	—

Net periodic pension cost	4,501	$5,264	$5,065

The Dexter PRMB Plan is a frozen plan. Net periodic pension income (cost) for this plan was $(0.5) million, $(0.7) million and $1.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. Net periodic pension income (cost) for this plan is included in other income, net, in the Consolidated Statements of Operations.

The projected benefit obligations, accumulated benefit obligations and fair values of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets at December 31 were as follows:

	Domestic Plans		Foreign Plans
(in thousands)	2007	2006	2007	2006
Projected benefit obligation	$9,258	$10,200	70,911	$67,717
Accumulated benefit obligation	9,258	10,200	63,917	56,202
Fair value of plan assets	—	—	50,499	38,526

The weighted average asset allocations at December 31, by asset category, for the Company’s domestic funded plans are as follows:

	Domestic Plan		Dexter PRMB Plan
	2007	2006	2007	2006
Equity securities	68%	72%	67%	72%
Debt securities	32%	28%	33%	28%

Total	100%	100%	100%	100%

The weighted average asset allocations at December 31, by asset category, for the Company’s foreign funded plans are as follows:

	Foreign Pension Plans(1)
	2007	2006
Debt securities	46%	50%
Equity securities	42%	38%
Real estate securities	2%	10%
Other	10%	2%

Total	100%	100%

(1)	Foreign funded plans include the UK and Norway pension plans for 2007 and 2006.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007, 2006 AND 2005

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

Benefit payments are expected to be paid as follows:

(in thousands)	Domestic Plans	Foreign Plans
Years Ending December 31,
2008	$2,346	$4,780
2009	2,510	1,586
2010	2,646	424
2011	2,728	3,165
2012	2,878	7,855
Thereafter	16,971	14,490

Total	$30,079	$32,300

The Company’s policy is to fund its benefit plans in accordance with applicable Internal Revenue Service laws and requirements.

Contributions to the Company’s benefit plans, with the exception of the Life Technologies Pension Plan and Dexter PRMB Plan, are expected to be $9.2 million for the year ended December 31, 2008. The Company does not expect to contribute to its Life Technologies Pension Plan and Dexter PRMB Plan in 2008 as these plans are fully funded.

10. EMPLOYEE STOCK PLANS

The Company has ten stock option plans: the 1995, 1997, 2000, 2001, 2002 and 2004 Invitrogen Corporation stock option plans, the 1996 and 1998 NOVEX Stock Option/Stock Issuance Plans, the Life Technologies 1995 and 1997 Long-Term Incentive Plans. During 2004, the Company’s stockholders approved the 2004 Invitrogen Equity Incentive Plan (the 2004 Plan), which replaced the Company’s 1997, 2000, 2001 and 2002 stock option plans (collectively, the Prior Plans). Upon approval of the 2004 Plan, all Prior Plans were frozen and a total of 5.7 million shares of the Company’s common stock were reserved for granting of new awards under the 2004 Plan. The total shares reserved for issuance under the 2004 Plan includes all options and other awards that the Company has granted that are still outstanding under the Prior Plans as of December 31, 2007. Pursuant to an employment agreement entered in May 2003, the Company granted an option to purchase 675,000 shares of the Company’s common stock to its Chief Executive Officer, which was granted outside any of the Company’s option plans discussed above.

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

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007, 2006 AND 2005

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

The Company used the Black-Scholes option-pricing model (Black-Scholes model) to value share-based employee stock option and purchase right awards, which was also used for the Company’s proforma disclosures required under SFAS 123 prior to adoption of SFAS 123R on January 1, 2006. The determination of fair value of stock-based payment awards using an option-pricing model requires the use of certain estimates and assumptions that affect the reported amount of share-based compensation cost recognized in the Consolidated Statements of Income. Among these include the expected term of options, estimated forfeitures, expected volatility of the Company’s stock price, expected dividends and the risk-free interest rate.

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

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007, 2006 AND 2005

operations, financial condition, financial covenants, tax laws and other factors as the Board of Directors, in its discretion, deems relevant. The risk-free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected term of the share-based awards.

Stock Options and Purchase Rights

The underlying assumptions used to value employee stock options and purchase rights granted during the year ended December 31, 2007 were as follows:

	Year ended December 31, 2007
	Options		Purchase Rights
Weighted average risk-free interest rate	4.64%		4.52%
Expected term of share-based awards	4.5	yrs	1.1	yrs
Expected stock price volatility	28.4%		29.2%
Expected dividend yield	0%		0%
Weighted average fair value of share-based awards granted	$23.09		$20.20

SFAS 123R requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow. Excess tax benefits of $5.4 million and $3.1 million were reported as net financing cash flows for the years ended December 31, 2007 and 2006, respectively.

The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes. The Company considered its historical experience of pre-vesting option forfeitures as the basis to arrive at its estimated pre-vesting option forfeiture rate of 9.4% per year at the year ended December 31, 2007. All option awards, including those with graded vesting, were valued as a single award with a single average expected term and are amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. At December 31, 2007, there was $43.7 million remaining in unrecognized compensation cost related to employee stock options (including stock options assumed in business combinations), which is expected to be recognized over a weighted average period of 2 years. No compensation cost was capitalized in inventory during the year ended December 31, 2007 as the amounts involved are not material.

Total share-based compensation expense for employee stock options (including stock options assumed in business combinations) and purchase rights for the years ended December 31, 2007 and 2006 is composed of the following:

(in thousands, except per share amounts)	Year ended December 31, 2007	Year ended December 31, 2006
Cost of revenues	$5,682	$3,570
Sales and marketing	6,057	5,081
General and administrative	19,684	26,685
Research and development	4,089	4,161

Share-based compensation expense before taxes	35,512	39,497
Related income tax benefits	10,993	8,555

Share-based compensation expense, net of taxes	$24,519	$30,942

Net share-based compensation expense per common share:
Basic	$0.53	$0.60
Diluted	$0.50	$0.59

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007, 2006 AND 2005

The total intrinsic value of options exercised was $67.4 million, $10.4 million, and $49.9 million during the years ended December 31, 2007, 2006 and 2005, respectively. Total cash received from the exercise of employee stock options and purchase rights was $125.8 million and $10.5 million, respectively, for the year ended December 31, 2007. The total fair value of shares vested during the current year was $30.9 million. A summary of employee stock option activity for the year ended December 31, 2007 is presented below:

	Options (in 000’s)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in 000’s)
Outstanding at December 31, 2006	7,125	$59.38
Granted	1,382	71.65
Exercised	(2,298)	54.72
Cancelled	(515)	65.72

Outstanding at December 31, 2007	5,694	$63.53	7.2	$170,156

Vested and exercisable at December 31, 2007	2,753	$58.85		$95,161

The Company has a qualified employee stock purchase plan whereby eligible employees may elect to withhold up to 15% of their compensation to purchase shares of the Company’s stock on a quarterly basis at a discounted price equal to 85% of the lower of the employee’s offering price or the closing price of the stock on the date of purchase. During the years ended December 31, 2007, 2006 and 2005, employees purchased 220,961, 260,906 and 229,873 shares at an average price of $47.41, $49.38 and $47.33 per share, respectively. As of December 31, 2007, there were 262,724 shares of the Company’s common stock reserved for future issuance under the plan.

Restricted Stock Units

Restricted stock units represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. There is no exercise price and no monetary payment is required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. Restricted stock units generally vest over three to five years. Compensation cost for these awards is based on the estimated fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. There were no pre-vesting forfeitures estimated for the year ended December 31, 2007. For the year ended December 31, 2007 and 2006, the Company recognized $7.3 million and $5.3 million, respectively, in share-based compensation cost related to these restricted stock unit awards. At December 31, 2007, there was $8.5 million remaining in unrecognized compensation cost related to these awards, which is expected to be recognized over a weighted average period 2 years. The estimated amortization expense of the deferred compensation on the restricted stock unit awards as of December 31, 2007 is $4.9 million, $2.3 million, and $0.9 million for 2008, 2009 and 2010.

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007, 2006 AND 2005

The weighted average grant date fair value of restricted stock units granted during the year ended December 31, 2007 was $69.53. A summary of restricted stock units activity for the year ended December 31, 2007 is presented below:

	Restricted Stock Units (in 000’s)	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in 000’s)
Outstanding at December 31, 2006	281
Granted	113
Exercised	(88)
Cancelled	(36)

Outstanding at December 31, 2007	270	8.48	$25,249

Vested at December 31, 2007	18		$1,662

During 2007, the Company awarded 0.4 million shares of performance share-based grants. For the year ended December 31, 2007, the Company recognized $4.3 million in performance share-based compensation cost. As of December 31, 2007, there was $10.7 million of total unrecognized compensation cost related to performance share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2 years.

Restricted Stock Awards

During 2004 and 2003, the Company issued 20,000 and 155,000 shares of restricted stock awards, respectively, with a weighted average grant date fair value of $72.77 for issuances during 2004 and $49.34 for issuances during 2003 to certain executive officers and key employees. The awards generally vest over four years. Compensation cost for these restricted stock awards is based on the estimated fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. Pre-vesting forfeitures were estimated to be approximately 0% for the year ended December 31, 2007. For the year ended December 31, 2007, the Company recognized $1.1 million in share-based compensation cost related to these restricted stock awards. At December 31, 2007, there was no amount remaining in unrecognized compensation cost related to these awards. A summary of restricted stock awards activity for the year ended December 31, 2007 is presented below:

	Restricted Stock Awards (in 000’s)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	77	$51.03
Granted	—	—
Vested	(54)	44.69
Cancelled	(13)	61.05

Nonvested at December 31, 2007	10	$72.77

Deferred Stock Awards

The 2004 Plan also provides that certain participants who are executives or members of a select group of highly compensated employees may elect to receive, in lieu of payment in cash or stock of all or any portion of such participant’s cash and/or stock compensation, an award of deferred stock units. A participant electing to

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007, 2006 AND 2005

receive deferred stock units will be granted automatically, on the effective date of such deferral election, deferred stock unit award for a number of stock units equal to the amount of the deferred compensation divided by an amount equal to the fair market value of a share of the Company’s common stock on the date of grant. During the years ending December 31, 2007 and 2006, no participants participated in the program and therefore no shares were deferred under this plan. The 2004 Plan is authorized to grant up to 100,000 shares of common stock as deferred stock units.

11. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information for the years ended December 31, 2007, 2006 and 2005 is as follows:

(in thousands)	2007	2006	2005
Cash paid for interest	$25,799	$24,623	$27,231

Cash paid for income taxes	$51,728	$77,144	$62,071

12. QUARTERLY FINANCIAL DATA (unaudited)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Revenue	$308,653	$321,690	$314,959	$336,445
Gross profit	171,334	175,542	174,790	194,221
Income from continuing operations	29,892	29,397	30,490	40,501
Income from discontinued operations (net of tax)	374	11,481	506	550
Net income	$30,266	$40,878	$30,996	$41,050
Net income per common share continued operations
Basic	$0.63	$0.63	$0.66	$0.87
Diluted	$0.62	$0.62	$0.63	$0.82
Net income per common share discontinued operations
Basic	$0.01	$0.25	$0.01	$0.01
Diluted	$0.01	$0.24	$0.01	$0.01
Net income per common share
Basic	$0.64	$0.88	$0.67	$0.88
Diluted	$0.63	$0.86	$0.64	$0.83

2006
Revenue	$280,041	$285,354	$284,197	$301,583
Gross profit	151,854	153,670	144,260	158,547
Income from continuing operations	18,305	19,002	15,838	22,614
Income (loss) from discontinued operations (net of tax)	913	678	(145,631)	(122,768)
Net income (loss)	$19,218	$19,680	$(129,793)	$(100,154)
Net income per common share continued operations
Basic	$0.35	$0.36	$0.31	$0.47
Diluted	$0.34	$0.35	$0.30	$0.46
Net income (loss) per common share discontinued operations
Basic	$0.01	$0.01	$(2.84)	$(2.55)
Diluted	$0.01	$0.01	$(2.77)	$(2.49)
Net income (loss) per common share
Basic	$0.36	$0.37	$(2.53)	$(2.08)
Diluted	$0.35	$0.36	$(2.47)	$(2.03)

INVITROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007, 2006 AND 2005

13. SUBSEQUENT EVENTS

On January 10, 2008, the Company entered into a definitive agreement to purchase privately-held CellzDirect, Inc., based in Research Triangle Park, North Carolina, in a cash transaction for approximately $57 million. CellzDirect was founded in 2001 and provides hepatocyte-based cell products and related services used in the testing of new drugs. It employs approximately 90 people at its sites in North Carolina and Austin, Texas. Twelve month revenue for calendar year 2007 was expected to be approximately $18 million and will be included in the Cell Systems division of the company. The Company does not believe this to be a material acquisition.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on our evaluation during the most recent quarter, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of December 31, 2007 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

As of December 31, 2007, management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of Invitrogen’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management determined that Invitrogen maintained effective internal control over financial reporting as of December 31, 2007.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of Invitrogen included in this Annual Report on Form 10-K, has issued an unqualified opinion on the effectiveness of Invitrogen’s internal control over financial reporting as of December 31, 2007 which is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

To the Stockholders and the

Board of Directors of Invitrogen Corporation

We have audited Invitrogen Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Invitrogen Corporation maintained, in all material aspects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007, and our report dated February 13, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

February 13, 2008

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information required by this Item pursuant to Item 401 relating to our executive officers appears under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, following Item 4, which section is incorporated herein by reference.

Information required by this Item pursuant to Item 401 and Item 407 of Regulation S-K relating to our directors and committees of our board of directors is incorporated by reference from our definitive proxy statement for the 2008 Annual Meeting of Stockholders to be held April 30, 2008 filed with the SEC (the “Proxy Statement”) under the heading “Election of Directors.” Information about Section 16 reporting compliance is incorporated by reference to the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.” Information regarding our Executive Officers is set forth in Item 1 of Part I of this Form 10-K under the caption “Executive Officers of the Registrant.” Information regarding our code of ethics, which we call our Protocol, is incorporated by reference to the Proxy Statement under the heading “The Invitrogen Protocol.” It is also available on our website at www.Invitrogen.com.

ITEM 11. Executive Compensation

Information required by this Item pursuant to Item 402 of Regulation S-K relating to director and officer compensation will appear under the heading “Executive Compensation” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders to be held April 30, 2008, which section is incorporated herein by reference. Information required by this Item pursuant to Item 407 of Regulation S-K relating to director and officer compensation will appear under the headings “Compensation Committee Interlocks” and “Compensation Committee Report” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders to be held April 30, 2008, which section is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item pursuant to Item 403 of Regulation S-K relating to beneficial ownership of the Registrant’s common stock is incorporated by reference to the definitive proxy statement for the 2008 Annual Meeting of Stockholders to be held April 30, 2008 under the heading “Stock Ownership.”

ITEM 13. Certain Relationships and Related Party Transactions, and Director Independence

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Certain Relationships and Related Party Transactions.”

Information required by this Item pursuant to Item 404 of Regulation S-K relating to the independence of our directors will appear under the heading “Governance & Nominating Committee” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders to be held April 30, 2008, which section is incorporated herein by reference.

ITEM 14. Principal Accounting Fees and Services

Information required by this Item pursuant to Item 9(e) of Schedule 14A relating to auditor fees is incorporated by reference to the definitive proxy statement for the 2008 Annual Meeting of Stockholders to be held April 30, 2008, under the heading “Principal Accounting Fees and Services.”

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

The following consolidated financial statements of Invitrogen Corporation are included in Item 8.

2.	Financial Statement Schedules: Schedule II—Valuation and Qualifying Accounts Financial statements and schedules other than those listed below in item (c) are omitted for reason that they are not applicable, are not required, or the information is included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

3.	List of exhibits filed with this Annual Report on Form 10-K: For a list of exhibits filed with this Form 10-K, refer to the exhibit index beginning on page 92.

(b)	Exhibits: For a list of exhibits filed with this Annual Report on Form 10-K, refer to the exhibit index beginning on page 92.

(c)	Financial Statement Schedules: Schedule II—Valuation and Qualifying Accounts (see next page).

Schedule II—Valuation and Qualifying Accounts

For the Years Ended December 31, 2007, 2006 and 2005

(in thousands)	Balance at Beginning of Period	Net Additions Charged (Credited) to Expense	Additions Acquired (Excess Reserve Reductions) from Business Combinations	Deductions(1)	Foreign Currency Effect on Translation	Balance at End of Period
Allowance for Doubtful Accounts
Year ended December 31, 2007	$6,968	$1,938	$—	$(918)	$223	$8,211
Year ended December 31, 2006	4,031	2,680	128	(509)	638	6,968
Year ended December 31, 2005	4,074	1,119	517	(378)	(1,301)	4,031
Allowance for Inventory Accounts
Year ended December 31, 2007	$41,186	$1,762	$(1,151)	$3,029	$1,152	$45,978
Year ended December 31, 2006	42,874	(1,774)	135	(1,011)	962	41,186
Year ended December 31, 2005	26,702	3,045	14,499	(987)	(385)	42,874
Accrued Shut Down
Year ended December 31, 2007	$17,762	$334	$3,063	$(10,095)	$87	$11,151
Year ended December 31, 2006	14,249	810	7,545	(4,925)	83	17,762
Year ended December 31, 2005	2,975	132	15,997	(4,413)	(442)	14,249
Accrued Claims and Assessments
Year ended December 31, 2007	$—	$—	$781	$(32)	$—	$749
Year ended December 31, 2006	—	—	—	—	—	—
Year ended December 31, 2005	—	—	—	—	—	—
Insurance, Environmental and Divestiture Reserves
Year ended December 31, 2007	$9,130	$32	$(333)	$(41)	$—	$8,788
Year ended December 31, 2006	9,522	70	—	(462)	—	9,130
Year ended December 31, 2005	10,019	200	—	(697)	—	9,522

(1)	Deductions for Allowance for Doubtful Accounts and Allowance for Inventory Accounts are for accounts receivable written-off and disposal of obsolete inventory. Deductions for all other accounts are amounts paid in cash or reclassified to accounts payable.

Accrued shut down costs are classified as follows at December 31:

(in thousands)	2007	2006
Current portion	$11,151	$17,762

Total included above	$11,151	$17,762

Insurance, environmental and divestiture reserves are classified as follows at December 31:

(in thousands)	2007	2006
Current portion	$2,053	$2,521
Long-term portion	6,735	6,609

Total included above	$8,788	$9,130

Net additions charged (credited) to expense for business integration costs reported in the Consolidated Statements of Operations are as follows for the year ended December 31:

(in thousands)	2007	2006	2005
Business consolidation costs	$5,635	$12,540	$465

Total business consolidation costs	$5,635	$12,540	$465

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVITROGEN CORPORATION

Date: February 12, 2008	By:	/s/ GREGORY T. LUCIER
Gregory T. Lucier Chairman and Chief Executive Officer (Principal Executive Officer and Authorized Signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ GREGORY T. LUCIER Gregory T. Lucier	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 12, 2008

/s/ DAVID F. HOFFMEISTER David F. Hoffmeister	Chief Financial Officer (Principal Financial Officer)	February 12, 2008

/s/ KELLI A. RICHARD Kelli A. Richard	Vice President, Finance (Principal Accounting Officer)	February 12, 2008

/s/ RAYMOND V. DITTAMORE Raymond V. Dittamore	Director	February 12, 2008

/s/ DONALD W. GRIMM Donald W. Grimm	Director	February 12, 2008

/s/ BALAKRISHNAN S. IYER Balakrishnan S. Iyer	Director	February 12, 2008

/s/ BRADLEY G. LORIMIER Bradley G. Lorimier	Director	February 12, 2008

/s/ PER A. PETERSON, PH.D. Per A. Peterson, Ph.D.	Director	February 12, 2008

/s/ RONALD A. MATRICARIA Ronald A. Matricaria	Director	February 12, 2008

/s/ JAY M. SHORT, PH.D. Jay M. Short, Ph.D.	Director	February 12, 2008

/s/ W. ANN REYNOLDS, PH.D. W. Ann Reynolds, Ph.D.	Director	February 12, 2008

/s/ DAVID C. U’PRICHARD, PH.D. David C. U’Prichard, Ph.D.	Director	February 12, 2008

INDEX TO EXHIBITS

(In our Annual Report on Form 10-K for the Year Ended December 31, 2001, we

numbered sequentially all of the material contracts that we had filed as of

March 31, 2002. Since that time, we have continued to number sequentially any additional material contracts that we file for ease of reference.)

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1	Restated Certificate of Incorporation of Invitrogen
3.2	Amended and Restated Bylaws of Invitrogen.(1)
4.1	Specimen Common Stock Certificate.(2)
4.3	Indenture, by and between Invitrogen and State Street Bank and Trust Company of California, N.A., dated March 1, 2000.(3)
4.5	Indenture, by and between Invitrogen and State Street Bank and Trust Company of California, N.A. and Table of Contents of Indenture, including Cross-Reference Table to the Trust Indenture Act of 1989, dated December 11, 2001.(4)
4.6	2% Convertible Senior Notes Due 2023, Registration Rights Agreement, by and among Invitrogen and UBS Securities LLC and Credit Suisse First Boston LLC, as Initial Purchasers, dated August 1, 2003.(5)
4.7	Indenture, by and between Invitrogen and U.S. Bank National Association, dated August 1, 2003.(5)
4.8	1 1/2% Convertible Senior Notes Due 2024, Registration Rights Agreement, by and among Invitrogen and UBS Securities LLC and Bear Stearns & Co Inc., as Initial Purchasers, dated February 19, 2004.(6)
4.9	Indenture, by and between Invitrogen and U.S. Bank National Association, dated February 19, 2004.(6)
4.10	Indenture, by and between Invitrogen and U.S. Bank National Association, dated as of December 14, 2004. (7)
4.11	Indenture, by and between Invitrogen and U.S. Bank National Association, dated as of December 14, 2004.(7)
4.12	3.25% Convertible Senior Notes Due 2025, Registration Rights Agreement, by and among Invitrogen and UBS Securities LLC and Banc of America Securities LLC., as Initial Purchasers, dated June 20, 2005. (8)
4.13	3.25% Convertible Senior Notes Due 2025, Indenture, by and between Invitrogen and U.S. Bank National Association, dated June 20, 2005.(8)
10.46	Form of Secured Promissory Note under Invitrogen’s Employee Relocation Guidelines.(9)
10.47	Form of Deed of Trust with Assignment of Rents under Invitrogen’s Employee Relocation Guidelines.(9)
10.48	Form of Addendum to Deed of Trust with Assignment of Rents under Invitrogen’s Employee Relocation Guidelines.(9)
10.49	Form of Employee Relocation Guidelines under Invitrogen’s Employee Relocation Guidelines.(9)
10.76	Executive Health Plan.(10)(14)
10.77	Financial Planning Benefit Plan.(10)(14)
10.78	Supplemental Long Term Disability Plan.(10)(14)
10.86	Executive Officer Severance Plan and Summary Plan Description.(11)(14)
10.88	Summary of Invitrogen Corporation Mid-Term Incentive Compensation Plan.(12)(14)
10.90	Form of Non-Employee Director Stock Option Agreement.(13)
10.91	Form of Non-Employee Director Restricted Stock Unit Agreement.(13)
10.92	Summary of Non-Employee Director Compensation Program.(13)
21.1	List of Subsidiaries.

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Financial Officer

(1)	The Amended and Restated Bylaws are incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-68665). A further amendment to the Bylaws adopted by a Resolution of the Board of Directors dated July 19, 2001 is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2001 (File No. 000-25317).
(2)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-68665).
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-37964).
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2001 (File No. 000-25317), as amended.
(5)	Incorporated by reference to Registrant’s Registration Statement on Form S-3 (File No. 333-110060).
(6)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2004 (File No. 000-25317).
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004 (File No. 000-25317), as amended.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on June 24, 2005 (File No. 000-25317).
(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2002 (File No. 000-25317).
(10)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2004. (File No. 000-25317).
(11)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on November 15, 2004 (File No. 000-25317).
(12)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on January 31, 2005 (File No. 000-25317).
(13)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on February 14, 2005 (File No. 000-25317).
(14)	Management contract or compensatory plan or arrangement.