Form 10-Q
period 2008-03-31
INVITROGEN CORP
filed 2008-04-30
CIK 1073431

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 0-25317

INVITROGEN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	33-0373077
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5791 Van Allen Way, Carlsbad, CA	92008
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    or No  ☒

As of April 28, 2008, 44,737,702 shares of the Registrant’s Common Stock were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

INVITROGEN CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$545,434	$606,145
Short-term investments	—	60,703
Restricted cash and investments	3,641	4,445
Trade accounts receivable, net of allowance for doubtful accounts of $8,640 and $8,211, respectively	206,762	192,137
Inventories, net	206,219	172,692
Deferred income tax assets	23,669	20,699
Prepaid expenses and other current assets	35,020	33,663

Total current assets	1,020,745	1,090,484

Long-term investments	37,633	753
Property and equipment, net	328,376	319,653
Goodwill	1,584,530	1,528,779
Intangible assets, net	303,945	286,521
Deferred income tax assets	7,299	53,642
Other assets	44,572	49,915

Total assets	$3,327,100	$3,329,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$9	$124
Accounts payable	97,761	97,415
Shut down accrual	10,824	11,151
Accrued expenses and other current liabilities	101,943	116,652
Income taxes payable	8,741	9,071

Total current liabilities	219,278	234,413

Liabilities of discontinued operations	2,112	2,506
Long-term debt	1,150,981	1,150,700
Pension liabilities	28,287	28,428
Deferred income tax liabilities	79,047	102,373
Income taxes payable	28,696	27,093
Other long-term obligations, deferred credits and reserves	18,839	18,787

Total liabilities	1,527,240	1,564,300

Stockholders’ equity:
Preferred stock; $0.01 par value, 6,405,884 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value, 200,000,000 shares authorized; 61,809,851 and 61,588,285 shares issued, respectively	618	616
Additional paid-in-capital	2,449,723	2,424,621
Accumulated other comprehensive income	162,195	112,454
Retained earnings	146,720	86,992
Less cost of treasury stock: 16,099,088 and 14,905,664, respectively	(959,396)	(859,236)

Total stockholders’ equity	1,799,860	1,765,447

Total liabilities and stockholders’ equity	$3,327,100	$3,329,747

See accompanying notes to unaudited consolidated financial statements.

INVITROGEN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the three months ended March 31,
	2008	2007
	(Unaudited)
Revenues	$350,218	$308,653
Cost of revenues	114,555	109,733
Purchased intangibles amortization	16,903	27,586

Gross profit	218,760	171,334

Operating expenses:
Sales and marketing	70,298	57,215
General and administrative	43,435	40,521
Research and development	30,633	27,445
Business integration costs	501	1,798

Total operating expenses	144,867	126,979

Operating income	73,893	44,355

Other income (expense):
Interest income	8,924	3,969
Interest expense	(6,867)	(7,184)
Other income (expense)	1,794	(254)

Total other income (expense), net	3,851	(3,469)

Income from continuing operations, before provision for income taxes	77,744	40,886
Income tax provision	(19,374)	(10,994)

Net income from continuing operations	58,370	29,892
Net income from discontinued operations, net of tax	1,358	374

Net income	$59,728	$30,266

Basic earnings per common share:
Net income from continuing operations	$1.26	$0.63
Net income from discontinued operations	$0.03	$0.01

Net income	$1.29	$0.64

Weighted average shares outstanding	46,434	47,344
Diluted earnings per common share:
Net income from continuing operations	$1.19	$0.62
Net income from discontinued operations	$0.03	$0.01

Net income	$1.22	$0.63

Weighted average shares outstanding	48,932	48,307

See accompanying notes to unaudited consolidated financial statements.

INVITROGEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the three months ended March 31,
	2008	2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$59,728	$30,266
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of businesses acquired and divested:
Depreciation	9,492	11,173
Amortization of intangible assets	16,903	29,796
Amortization of deferred debt issue costs	343	360
Amortization of premiums on investments, net of accretion of discounts	—	36
Share-based compensation	11,474	11,439
Incremental tax benefits from stock options exercised	—	(2,491)
Deferred income taxes	12,703	11,349
Loss on disposal of assets	338	—
Other non cash adjustments	644	(201)
Changes in operating assets and liabilities:
Trade accounts receivable	(4,088)	(535)
Inventories	(13,999)	(5,477)
Prepaid expenses and other current assets	(17)	(2,738)
Other assets	1,102	1,835
Accounts payable	(2,146)	7,389
Accrued expenses and other liabilities	(24,358)	(10,732)
Income taxes	(686)	(13,602)

Net cash provided by operating activities	67,433	67,867

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of available-for-sale securities	24,930	8,878
Purchases of available-for-sale securities	(2,769)	291
Net cash paid for business combinations	(58,741)	(2,544)
Purchases of property and equipment	(11,478)	(10,777)

Net cash used in investing activities	(48,058)	(4,152)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term obligations	(116)	—
Principal payments on lines of credit	—	(3,060)
Purchase of treasury stock	(100,000)	(99,671)
Proceeds from issuance of common stock	12,421	14,452
Incremental tax benefits from stock options exercised	—	2,491

Net cash used in financing activities	(87,695)	(85,788)
Effect of exchange rate changes on cash	7,609	1,093

Net decrease in cash and cash equivalents	(60,711)	(20,170)
Cash and cash equivalents, beginning of period	606,145	366,893

Cash and cash equivalents, end of period	$545,434	$346,723

See accompanying notes to unaudited consolidated financial statements.

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

In the opinion of management, the accompanying unaudited consolidated financial statements for the periods presented reflect all adjustments, which are normal and recurring, necessary to fairly state the financial position, results of operations and cash flows. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC on February 15, 2008.

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

Discontinued operations relate to the sale of the Company’s BioReliance business unit, which was sold in April 2007, to Avista Capital Partners and the sale of BioSource Europe, S.A., a diagnostic business located in Belgium, which was sold in February 2007 to a private investor group in Belgium. Unless otherwise indicated, all amounts in the prior period financial statements have been reclassified to conform to the current period presentation. (See Note 3).

Reclassification

The consolidated financial statements include a reclassification of segment costs to better align the segments with the way management views the business. Certain prior period figures totaling $1.2 million have been reclassified to conform to the current period presentation.

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

Computation of Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur from the following items:

•	Convertible subordinated notes and contingently convertible notes where the effect of those securities is dilutive;

•	Dilutive stock options;

•	Dilutive restricted stock; and

•	Employee Stock Purchase Plan

Computations for basic and diluted earnings per share are as follows:

(in thousands, except per share data)	Net Income (Numerator)	Shares (Denominator)	Earnings Per Share
Three Months Ended March 31, 2008
Basic earnings per share:
Net income from continuing operations	$58,370
Net income from discontinued operations, net of tax	1,358

Total basic earnings	$59,728	46,434	$1.29

Diluted earnings per share:
Net income from continuing operations	$58,370
Dilutive stock options		1,065
Employee Stock Purchase Plan		18
Dilutive restricted stock		188
2% Convertible Senior Notes due 2023	24	1,189
1 1/2% Convertible Senior Notes due 2024	10	38

Net income from continuing operations plus assumed conversions	58,404
Net income from discontinued operations plus assumed conversions	1,358

Total diluted earnings	$59,762	48,932	$1.22

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		1,658
3 1/4% Convertible Subordinated Notes due 2025		3,562
Three Months Ended March 31, 2007
Basic earnings per share:
Net income from continuing operations	$29,892
Net loss from discontinued operations, net of tax	374

Total basic earnings	$30,266	47,344	$0.64

Diluted earnings per share:
Net income from continuing operations	$29,892
Dilutive stock options	—	717
Dilutive restricted stock	—	69
2% Convertible Senior Notes due 2023	30	139
1 1/2% Convertible Senior Notes due 2024	10	38

Net income from continuing operations plus assumed conversions	29,932
Net loss from discontinued operations plus assumed conversions	374

Total diluted earnings	$30,306	48,307	$0.63

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options	—	5,115
3 1/4% Convertible Subordinated Notes due 2025	—	3,562

Share-Based Compensation

The Company has several stock option plans: the 1995, 1997, 2000, 2001, 2002 and 2004 Invitrogen Corporation stock option plans, the 1996 and 1998 NOVEX Stock Option/Stock Issuance Plans, the Life Technologies 1995 and 1997 Long-Term Incentive Plans. During 2004, the Company’s shareholders approved the 2004 Invitrogen Equity Incentive Plan (the 2004 Plan), which replaced the Company’s 1995, 1997, 2000, 2001 and 2002 stock option plans (collectively, the Prior Plans). Upon approval of the 2004 Plan, all prior plans were frozen and a total of 5.7 million shares of the Company’s common stock were reserved for granting of new awards under the 2004 Plan. The total shares reserved for issuance under the 2004 Plan includes all options and other awards that the Company has granted that are still outstanding under the prior plans as of March 31, 2008. Pursuant to an employment agreement entered in May 2003, the Company granted an option to purchase 675,000 shares of the Company’s common stock to its Chief Executive Officer, which was granted outside any of the Company’s option plans discussed above.

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

The Company used the Black-Scholes option-pricing model (Black-Scholes model) to value share-based employee stock option and purchase right awards. The determination of fair value of stock-based payment awards using an option-pricing model requires the use of certain estimates and assumptions that affect the reported amount of share-based compensation cost recognized in the Consolidated Statements of Operations. Among these include expected term of options, estimated forfeitures, expected volatility of the Company’s stock price, expected dividends and risk-free interest rate.

Stock Options and Purchase Rights

The underlying assumptions used to value employee stock options and purchase rights granted during the three months ended March 31, 2008 and 2007 were as follows:

	Three months ended March 31,
	2008	2007
Stock Options
Weighted average risk free interest rate	2.77%	4.67%
Expected term of share-based awards	5.0 yrs	4.4 yrs
Expected stock price volatility	28%	31%
Expected dividend yield	0%	0%
Weighted average fair value of share-based awards granted	$25.72	$19.15
Purchase Rights
Weighted average risk free interest rate	4.86%	4.92%
Expected term of share-based awards	1.4 yrs	1.1 yrs
Expected stock price volatility	32%	31%
Expected dividend yield	0%	0%
Weighted average fair value of share-based awards granted	$18.94	$17.55

The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes. The Company considered its historical experience of pre-vesting option forfeitures as the basis to arrive at its estimated annual pre-vesting option forfeiture rate of 9.0% and 9.7% per year as of March 31, 2008 and 2007, respectively. All option awards, including those with graded vesting, were valued as a single award with a single average expected term and are amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. At March 31, 2008, $41.0 million remained in unrecognized compensation cost related to employee stock options (including stock options assumed in business combinations), which is expected to be recognized over a weighted average period of 2 years. No compensation cost was capitalized during the three months ended March 31, 2008 as the amounts involved were not material.

Total share-based compensation expense for employee stock options (including stock options assumed in business combinations) and purchase rights for the three months ended March 31, 2008 and 2007 is comprised of the following:

	Three months ended March 31,
(in thousands, except per share amounts)	2008	2007
Cost of revenues	$1,402	$1,433
Sales and marketing	1,509	1,527
General and administrative	4,900	4,960
Research and development	1,016	1,031

Share-based compensation expense before taxes	8,827	8,951
Related income tax benefits	2,719	2,491

Share-based compensation expense, net of taxes	$6,108	$6,460

Net share-based compensation expense per common share:
Basic	$0.13	$0.14
Diluted	$0.12	$0.13

Restricted Stock Units

Restricted stock units represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. An exercise price and monetary payment are not required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. Restricted stock units generally vest over two to four years. Compensation cost for these awards is based on the estimated fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. There were no pre-vesting forfeitures estimated for the three months ended March 31, 2008 and 2007. For the three months ended March 31, 2008 and 2007, the Company recognized $1.3 million and $1.0 million, respectively, in share-based compensation cost related to these restricted stock unit awards. At March 31, 2008, $9.6 million remained in unrecognized compensation cost related to these awards, which is expected to be recognized over a weighted average period of 2 years. The weighted average fair value of restricted stock units granted during the three months ended March 31, 2008 and 2007 was $82.25 and $64.17, respectively.

During 2007, the Company awarded performance share-based grants which require meeting certain milestones in addition to service conditions for the shares to vest. For the three months ended March 31, 2008 and 2007, the Company recognized $1.3 million and $0.4 million in performance share-based compensation cost, respectively. As of March 31, 2008, there was $9.3 million of total unrecognized compensation cost related to performance share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2 years.

Restricted Stock Awards

During 2004 and 2003, the Company issued 20,000 and 155,000 shares of restricted stock awards, respectively, with a weighted average grant date fair value of $72.77 for issuances during 2004 and $49.34 for issuances during 2003 to certain executive officers and key employees. The awards generally vest over four years. Compensation cost for these restricted stock awards is based on the estimated fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. There were no pre-vesting forfeitures estimated for the three months ended March 31, 2008 and 2007. For the three months ended March 31, 2008 and 2007, the Company recognized zero and $0.4 million, respectively, in share-based compensation cost related to these restricted stock awards. The Company completed its amortization of Restricted Stock Awards as of March 31, 2008.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 161, Disclosures About Derivative Instruments and Hedging Activities, which provides for additional disclosure and documentation surrounding derivative positions and hedging activity. The statement is applicable for all fiscal years beginning on or after November 15, 2008 and earlier adoption is encouraged. The Company does not believe that the adoption of this statement will have a material impact on our financial statements.

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

In August 2007, FASB issued for comment the proposed FASB Staff Position No. APB 14-a, Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-a) that significantly impacts the accounting for convertible debt. The FSP requires cash settled convertible debt, such as the Company’s $1,150 million aggregate principal amount of convertible notes that are currently outstanding, to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component would be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value would be recorded as a debt discount and amortized to interest expense over the life of the bond. Although FSP APB 14-a has no impact on the Company’s actual past or future cash flows, it requires the Company to record a significant amount of non-cash interest expense as the debt discount is amortized. As a result, there would be a material adverse impact on the results of operations and earnings per share. The Company is currently evaluating the impact on operations upon the adoption. In addition, if our convertible debt is redeemed or converted prior to maturity, any unamortized debt discount would result in a loss on extinguishment. FSP APB 14-a will become effective January 1, 2009, and require retrospective application.

In February 2007, FASB issued Statement of Financial Accounting Standards (SFAS) 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows entities to account for most financial instruments at fair value rather than under other applicable generally accepted accounting principles (GAAP), such as historical cost. The accounting results in the instrument being marked to fair value every reporting period with the gain/loss from a change in fair value recorded in the income statement. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company adopted this standard in the current year without any material impact to the financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Adoption of this statement for financial assets and liabilities is required for an entity’s first fiscal year that begins after November 15, 2007. Adoption of this statement for non-financial assets and liabilities is required for an entity’s first fiscal year that begins after November 15, 2008. The Company adopted this standard for financial assets and liabilities in the current year without any material impact to the financial statements.

2.	Composition of Certain Financial Statement Items

Investments

Investments consisted of the following:

(in thousands)	March 31, 2008	December 31, 2007
	(Unaudited)
Short-term
Auction rate securities	$—	$60,703

Total short-term investments	—	60,703
Long-term
Auction rate securities	34,111	—
Equity securities	3,522	753

Total long-term investments	37,633	753

Total investments	$37,633	$61,456

The Company adopted SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements for financial instruments effective January 1, 2008. The framework requires for the valuation of investments using a three tiered approach in the valuation of investments. The statement requires fair value measurement be classified and disclosed in one of the following three categories:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

The following table represents the financial instruments on the financial statements of the Company subject to SFAS 157 and the valuation approach applied to each class of security:

(in thousands)(Unaudited)		Fair Value Measurements at Reporting Date Using
Description	Balance at March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial paper	$144,627	$144,627	$—	$—
Auction rate securities	34,111	—	—	34,111

Total	$178,738	$144,627	$—	$34,111

The Company’s commercial paper investments are valued using quoted active market prices.

At March 31, 2008 the Company holds $34.1 million in AAA rated auction rate securities. Auction rate securities are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7 to 35 days. Beginning in February 2008, auctions failed for the Company’s holdings because sell orders exceeded buy orders. The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. The underlying assets of the auction rate securities we hold, including the securities for which auctions have failed, are student loans which are guaranteed by the U.S. government under the Federal Education Loan Program. The Company does not believe the carrying values of these municipal auction rate securities are permanently impaired and believes the positions will be liquidated without any significant loss.

The valuation of these securities is based on Level 3 unobservable inputs which consist of recommended fair values provided by our broker combined with internal analysis of interest rate spreads and credit quality. As a result of the estimated fair value, the Company has determined a temporary impairment in the valuation of these securities of $1.7 million. These securities are held “available for sale” in conformity with SFAS 115, Accounting for Certain Investments in Debt and Equity, and the unrealized loss is included in other comprehensive income in the current period. Due to the uncertainty related to the liquidity in the auction rate security market, the Company has classified these auction rate securities as long term assets on the balance sheet.

For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the period by investment type:

(in thousands)(Unaudited)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Auction Rate Securities	Total
Beginning Balance	$—	$—
Transfers in to Level 3	35,600	35,600
Earned income	173	173
Total realized/unrealized losses
Included in earnings	—	—
Included in comprehensive income	(1,662)	(1,662)
Purchases, issuances and settlements	—	—

Ending Balance	$34,111	$34,111

Total amount of unrealized losses for the period included in other comprehensive loss attributable to the change in fair market value of relating to assets still held at the reporting date	$(1,662)	$(1,662)

All realized gains or losses related to financial instruments whose fair value is determined based on Level 3 inputs are included in other income. All unrealized gains or losses related to financial instruments whose fair value is determined based on Level 3 inputs are included in other comprehensive income.

Inventories

Inventories consisted of the following:

	March 31, 2008	December 31, 2007
(in thousands)	(Unaudited)
Raw materials and components	$38,879	$34,106
Work in process (materials, labor and overhead)	42,234	35,067
Finished goods (materials, labor and overhead)	117,483	103,519
Adjustment to write up acquired finished goods inventory to fair value	7,623	—

Total inventories	$206,219	$172,692

Property and Equipment

Property and equipment consisted of the following:

	Estimated useful life	March 31, 2008	December 31, 2007
(in thousands)	(In years)	(Unaudited)
Land	—	$19,711	$19,623
Building and improvements	1-50	178,535	175,388
Machinery and equipment	1-10	177,995	164,318
Internal use software	1-10	94,881	92,771
Construction in process	—	68,198	65,747

Total property and equipment		539,320	517,847
Accumulated depreciation and amortization		(210,944)	(198,194)

Total property and equipment, net		$328,376	$319,653

Goodwill and Other Intangible Assets

The $55.8 million increase in goodwill on the consolidated balance sheet from December 31, 2007 to March 31, 2008 was the result of $31.6 million related to the acquisition of CellzDirect, $24.0 million in foreign currency translation and $0.2 million in adjustments for prior year acquisitions during the first quarter of fiscal year 2008.

Intangible assets consisted of the following:

	March 31, 2008			December 31, 2007
(in thousands)	Weighted average Life	Gross carrying amount	Accumulated amortization	Weighted average Life	Gross carrying amount	Accumulated amortization
	(Unaudited)
Amortized intangible assets:
Purchased technology	7 years	$780,239	$(578,183)	7 years	$771,748	$(562,736)
Purchased tradenames and trademarks	8 years	86,425	(53,532)	8 years	83,158	(51,451)
Purchased customer base	7 years	75,208	(31,822)	5 years	51,203	(29,670)
Other intellectual property	6 years	49,218	(31,059)	6 years	45,363	(28,545)

Total intangible assets		$991,090	$(694,596)		$951,472	$(672,402)

Intangible assets not subject to amortization:
Purchased tradenames and trademarks		$7,451			$7,451

Amortization expense related to intangible assets for the three months ended March 31, 2008 and 2007 was $16.9 million and $27.6 million, respectively. Estimated aggregate amortization expense is expected to be $47.0 million for the remainder of fiscal year 2008. Estimated aggregate amortization expense for fiscal years 2009, 2010, 2011 and 2012 is $59.7 million, $54.8 million, $48.6 million and $33.9 million, respectively.

Comprehensive Income

Total comprehensive income consisted of the following:

	Three months ended March 31,
(in thousands, unaudited)	2008	2007
Net income, as reported	$59,728	$30,266
Unrealized (loss)gain on investments, net of related tax effects	(996)	291
Foreign currency translation adjustment	50,736	14,733

Total comprehensive income	$109,468	$45,290

3.	Discontinued Operations

In April 2007, Invitrogen completed the sale of its BioReliance subsidiary to Avista Capital Partners. Additionally, the Company finalized the sale of BioSource Europe, S.A., a diagnostic business located in Belgium, in February 2007.

We have reclassified the consolidated financial statements for all periods presented to reflect BioReliance and BioSource Europe, S.A. as discontinued operations as these businesses meet the criteria as a component of an entity under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, any operating results of these businesses are presented in the Company’s Consolidated Statements of Operations as discontinued operations, net of income tax, and all prior periods have been reclassified. The components of discontinued operations for the periods presented were as follows:

	Three months ended March 31,
(in thousands, unaudited)	2008	2007
Net revenues	$—	$26,429
Cost of revenues	—	19,898

Gross profit	—	6,531
Operating expenses	—	(5,917)
Non-operating income (expense)	856	(1,913)

Net income (loss) from discontinued operations before income taxes	856	(1,299)
Income tax benefit	502	1,673

Net income from discontinued operations	$1,358	$374

The net liabilities of discontinued operations consisted of the following:

(in thousands, unaudited)	March 31, 2008	December 31, 2007
Accrued expenses and other current liabilities	$2,112	$2,506

Total liabilities of discontinued operations	$2,112	$2,506

4.	Business Combinations and Consolidations Costs

The Company continues to integrate recent acquisitions into its operations and recorded approximately $0.5 million for the three month period ended March 31, 2008 and $1.8 million for the three month period ended March 31, 2007 related to these efforts. These expenses relate primarily to the severance and other costs associated with acquisitions and consolidations.

On January 31, 2008, the Company completed the acquisition of CellzDirect, Inc. (CellzDirect), a privately held company based in Research Triangle Park, North Carolina. CellzDirect, founded in 2001, provides hepatocyte-based cell products and related services used in the testing of new drugs. It employs approximately 90 people at its sites in North Carolina and Austin, Texas. The Company does not believe this to be a material acquisition. The Company paid cash of approximately $57.3 million to acquire all of the outstanding shares of CellzDirect. The purchase price paid was allocated to identifiable intangible assets of $26.8 million, fair market value adjustment of acquired inventory of $7.9 million and other net assets acquired of $ 4.7 million. As a result of acquired intangible and fair value adjustment of acquired inventory, deferred tax liabilities of $10.6 million and $3.1 million were recorded, respectively. The excess of the purchase price over the fair values of assets and liabilities acquired of approximately $31.6 million was assigned to goodwill. The intangible assets are being amortized over a period of 5 to 7 years. The fair market value adjustment of acquired inventory will be amortized into the financial statements based on the sales of acquired inventory. The Company is still in the process of analyzing any potential impact to the purchase price based on the assets acquired.

5.	Segment Information

The Company has two reportable segments: BioDiscovery and Cell Systems.

The BioDiscovery (BD) product segment includes molecular biology, cell biology and drug discovery product lines. Molecular biology encompasses products from the initial cloning and manipulation of DNA, to examining RNA levels and regulating gene expression in cells, to capturing, separating and analyzing proteins. These products include the research tools used in reagent and kit form that simplify and improve gene acquisition, gene cloning, gene expression and gene analysis techniques. This segment also includes a full range of enzymes, nucleic acids, other biochemicals and reagents. The Company also offers software that enables the analysis and interpretation of genomic, proteomic and other biomolecular data for application in pharmaceutical, therapeutic and diagnostic development.

The Cell Systems (CS) product segment includes all of our cell culture products and services business. Products include sera, growth factors, cell and tissue culture media used in both life sciences research and to produce biopharmaceuticals and other end products made through cultured cells. Cell System services include the creation of commercially viable stable cell lines and the optimization of production processes used for the production of therapeutic drugs.

The Company does not have intersegment revenues that are material to the overall consolidated financial statements. In addition, the Company does not currently segregate assets by segment as a majority of the Company’s total assets are shared or considered non-segment assets. As a result, the Company has determined it is not useful to assign its shared assets to individual segments.

Segment information was as follows:

(dollars in thousands, unaudited)	BioDiscovery	Cell Systems	Corporate and Unallocated (1)	Total
Three Months Ended March 31, 2008
Revenues from external customers	$247,296	$102,922	—	$350,218

(dollars in thousands, unaudited)	BioDiscovery	Cell Systems	Corporate and Unallocated (1)	Total
Gross profit	180,175	57,175	(18,590)	218,760

Gross margin	73%	56%		63%
Selling and administrative	78,054	29,270	6,409	113,733
Research and development	25,854	3,763	1,016	30,633
Business integration costs	—	—	501	501

Operating income (loss)	$76,267	$24,142	$(26,516)	$73,893

Operating margin	31%	24%		21%
Three Months Ended March 31, 2007
Revenues from external customers	$220,067	$88,586	—	$308,653

Gross profit	157,541	42,812	(29,019)	171,334

Gross margin	72%	48%		56%
Selling and administrative	68,272	22,977	6,487	97,736
Research and development	23,391	3,023	1,031	27,445
Business integration costs	—	—	1,798	1,798

Operating income (loss)	$65,878	$16,812	$(38,335)	$44,355

Operating margin	30%	19%		14%

(1)	Unallocated items for the three months ended March 31, 2008 and 2007 include noncash charges for purchase accounting inventory revaluations of $0.3 million and zero, amortization of purchased intangibles of $16.9 million and $27.6 million, business consolidation costs of $0.5 million and $1.8 million, and expenses related to share-based payments as a result of the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments,” of $8.8 million and $8.9 million, respectively. These items are not allocated by management for purposes of analyzing the operations since they are principally non cash or other costs resulting primarily from business restructuring or purchase accounting that are separate from ongoing operations.

6.	Long-Term Debt

Long-term debt consisted of the following:

(in thousands)	March 31, 2008	December 31, 2007
	(Unaudited)
3 1/4% Convertible Senior Notes (principal due 2025)	$350,000	$350,000
1 1/2% Convertible Senior Notes (principal due 2024)	450,000	450,000
2% Convertible Senior Notes (principal due 2023)	350,000	350,000
Capital leases	290	12
Other	700	812

Total debt	1,150,990	1,150,824
Less current portion	(9)	(124)

Total long-term debt	$1,150,981	$1,150,700

7.	Lines of Credit

On January 9, 2006, the Company entered into a syndicated $250.0 million senior secured credit facility (the Credit Facility) with Bank of America, N.A. Interest rates on outstanding borrowings are determined by reference to LIBOR or to an alternate base rate, with margins determined based on changes in the Company’s leverage ratio. Under the terms of the Credit Facility, the Company may request that the aggregate amount available be increased by $100.0 million of additional financing, subject to certain conditions having been met, including the availability of additional lender commitments. The Credit Facility contains various representations, warranties and affirmative, negative and financial covenants and conditions of default customary for financings of this type. The Company currently anticipates using the proceeds of the Credit Facility for the purpose of general working capital, capital expenditures, acquisitions and/or other capital needs as they may arise. The Credit Facility will terminate and all amounts outstanding under it will be due and payable in full on January 6, 2011. As of March 31, 2008, the available credit is $243.3 million as the Company has issued $6.7 million in letters of credit through the facility.

As of March 31, 2008, CellzDirect had a $3.0 million line of credit bearing interest at a prime rate. The credit facility is to meet working capital requirements. As of March 31, 2008, the available credit was $2.7 million as $0.3 million was outstanding in letters of credit under this facility.

At March 31, 2008, the Company’s foreign subsidiaries in China and Japan had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The credit facilities bear interest at a fixed rate, the People’s Bank of China rate, the Japan TIBOR and Mizhuho prime rate. The U.S. dollar equivalent of these facilities totaled $20.0 million, $0.3 million of which was outstanding at March 31, 2008. There were no parent company guarantees associated with these facilities.

The weighted average interest rate of the Company’s total lines of credit was 2.7% at March 31, 2008.

8.	Commitments and Contingencies

Letters of Credit

The Company had outstanding letters of credit totaling $7.0 million at March 31, 2008, of which $5.0 million was to support liabilities associated with the Company’s self-insured worker’s compensation programs and $2.0 million was to support its building lease requirements. These liabilities are reflected in other current liabilities and long-term deferred credits and reserves in the Consolidated Balance Sheets at March 31, 2008.

Executive Employment Agreements

The Company has employment contracts with key executives that provide for the continuation of salary if terminated for reasons other than cause, as defined in those agreements. At March 31, 2008, future employment contract commitments for such key executives were approximately $15.8 million for the remainder of fiscal year 2008.

Contingent Acquisition Obligations

As a result of prior year acquisitions, the Company may have payment obligations based on percentages of future sales of certain products and services through 2010; however, such amount could not be reasonably estimated as of March 31, 2008. The Company will account for any such contingent payments as an addition to the purchase price of the acquired company. In addition, a payment of $5.0 million may be required of the Company based upon the achievement of certain development milestones through July 2009. For the three months ended March 31, 2008, none of the contingent payments have been earned or paid.

Environmental Liabilities

The Company assumed certain environmental exposures as a result of the merger with Dexter Corporation in 2000 and recorded reserves to cover estimated environmental clean-up costs. The environmental reserves, which are not discounted, were $6.9 million at March 31, 2008, and include current reserves of $0.8 million, which are estimated to be paid during this fiscal year, and long-term reserves of $6.1 million. In addition, the Company has an insurance policy to cover these assumed environmental exposures. Based upon currently available information, the Company believes that it has adequately provided for these environmental exposures and that the outcome of these matters will not have a material adverse effect on its consolidated results of operations.

Intellectual Properties

The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including protection of its owned and licensed intellectual property. The Company accrues for such contingencies when it is probable that a liability is incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. Specific royalty liabilities related to acquired businesses have been recorded on the consolidated financial statements at March 31, 2008.

Litigation

The Company is subject to potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted. These matters have arisen in the ordinary course and conduct of the Company’s business, as well as through acquisitions, and some are expected to be covered, at least partly, by insurance. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters that are pending or may be asserted could be decided unfavorably to the Company. Although the amount of liability at March 31, 2008 with respect to these matters cannot be ascertained, the Company believes that any resulting liability should not materially affect its consolidated financial statements.

9.	Pension Plans and Postretirement Health and Benefit Program

The Company has several defined benefit pension plans covering its U.S. employees and employees in several foreign countries.

The components of net periodic pension cost for the Company’s pension plans and postretirement health and benefit program for the three months ended March 31, 2008 and 2007 were as follows:

	Domestic Plans
(in thousands) (unaudited)	2008	2007
Service cost	$20	$20
Interest cost	842	834
Expected return on plan assets	(1,060)	(947)
Amortization of prior service cost	60	60
Amortization of actuarial loss	240	376

Net periodic pension cost	$102	$343

	Foreign Plans
(in thousands) (unaudited)	2008	2007
Service cost	$583	$1,142
Interest cost	905	806
Expected return on plan assets	(805)	(647)
Amortization of actuarial loss	62	146

Net periodic pension cost	$745	$1,447

10.	Income Taxes

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

As of March 31, 2008 and December 31, 2007, the total amount of gross unrecognized tax benefits was $31.5 million and $27.8 million, respectively.

In conjunction with the adoption of FIN 48, the Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

The Company is subject to routine compliance reviews on various tax matters around the world in the ordinary course of business. Currently, audits are occurring in the United States and Norway.

11.	Stock Repurchase Program

In July 2007, the Board approved a program authorizing management to repurchase up to $500 million of common stock over the next three years. Under this plan, the Company repurchased 1.2 million shares at a total cost of approximately $100.0 million during the first quarter of 2008. The cost of repurchased shares are included in treasury stock and reported as a reduction in stockholders’ equity.

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

Forward-looking Statements

Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the Federal Securities Laws. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will”, “expects”, “estimates,” “projects,” “positioned,” “strategy,” “outlook,” and similar words. You should read statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to, those discussed below under “Risk Factors” and elsewhere in this Quarterly Report as well as other risks and uncertainties detailed in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 15, 2008. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

Revenues for the three months ended March 31, 2008 were $350.2 million with income from continuing operations of $58.4 million and net income of $59.7 million.

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

CRITICAL ACCOUNTING POLICIES

There were no significant changes in critical accounting policies from those at December 31, 2007. The Company adopted SFAS 157, Fair Value Measurements, and SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, in the current period without material impact to the financial statements. For additional information on the recent accounting pronouncements impacting our business, see Note 1 of the Notes to Consolidated Financial Statements.

Discontinued Operations

We have classified the consolidated financial statements for all periods presented to reflect BioReliance and BioSource Europe, S.A. as discontinued operations as these businesses meet the criteria as a component of an entity under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, any operating results of these businesses are presented in the Company’s Consolidated Statements of Operations as discontinued operations, net of income tax, and all prior periods have been reclassified.

RESULTS OF OPERATIONS

First Quarter of 2008 Compared to the First Quarter of 2007

The following table compares revenues and gross margin by segment for the first quarter of 2008 and 2007:

	Three months ended March 31,
(in millions)(unaudited)	2008	2007	Increase	% Increase
BioDiscovery revenues	$247.3	$220.1	$27.2	12%
Cell Systems revenues	102.9	88.6	14.3	16%

Total revenues	$350.2	$308.7	$41.5	13%

BioDiscovery gross margin	73%	72%
Cell Systems gross margin	56%	48%
Total gross margin	63%	56%

Revenues

The Company’s revenues increased by $41.5 million or 13% for the first quarter of 2008 compared to the first quarter of 2007. The increase in revenue was driven by $18.7 million in volume and pricing, $17.7 million due to favorable currency impacts and $2.9 million due to acquisitions. For details on segment performance, refer to the “Segment Results” section below.

Gross Profit

Gross profit increased $47.4 million or 28% in the first quarter of 2008 compared to the first quarter of 2007. The increase in gross profit was driven primarily by $13.5 million due to favorable currency impacts, $12.5 million in increased volume and pricing, $7.4 million from production efficiencies, including benefits from inventory build out, and $2.3 million in royalty revenues. Amortization expense related to purchased intangible assets acquired in our business combinations was $16.9 million for the first quarter of 2008 compared to $27.6 million for the first quarter of 2007.

Operating Expenses

The following table compares operating expenses by segment for the first quarter of 2008 and 2007:

	Three months ended March 31,
	2008		2007
(in millions)(unaudited)	Operating expense	As a percentage of segment revenues	Operating expense	As a percentage of segment revenues	$ Increase (decrease)	% Increase (decrease)
BioDiscovery segment:
Sales and marketing	$50.6	20%	$42.3	19%	$8.3	20%
General and administrative	27.5	11%	26.0	12%	1.5	6%
Research and development	25.8	10%	23.4	11%	2.4	10%
Cell Systems segment:
Sales and marketing	18.2	18%	13.4	15%	4.8	36%
General and administrative	11.1	11%	9.5	11%	1.6	17%
Research and development	3.8	4%	3.0	3%	0.8	27%
Unallocated(1):
Sales and marketing	1.5		1.5
General and administrative	4.9		5.0
Research and development	1.0		1.0
Consolidated:
Sales and marketing	70.3	20%	57.2	19%	13.1	23%
General and administrative	43.4	12%	40.5	13%	2.9	7%
Research and development	30.6	9%	27.4	9%	3.2	12%

(1)	Consists primarily of shared-based compensation expense associated with the adoption of SFAS 123R. See Note 1 of the Consolidated Financial Statements for additional information.

Sales and Marketing. For the first quarter of 2008, sales and marketing expenses increased $13.1 million or 23% compared to the first quarter of 2007. This increase was driven primarily by an increase of $3.5 million in compensation, bonus and benefits, $2.2 million in travel and meeting expenses, $2.2 million in unfavorable foreign currency impacts and $1.3 million in purchased services.

General and Administrative. For the first quarter of 2008, general and administrative expenses increased $2.9 million or 7% compared to the first quarter of 2007. This increase was driven by a $4.1 million increase in compensation, bonus and benefits and $0.9 million in travel and meeting expenses, partially offset by a $1.6 million decrease in recruitment and relocation expenses.

Research and Development. Research and development expenses for the first quarter of 2008 increased $3.2 million or 12% compared to the first quarter of 2007. This increase was mainly driven by a $1.3 million increase in compensation, bonus and benefits, $0.9 million in recruitment and relocation expenses, and $0.8 million in supplies expense.

Business Consolidation Costs. Business consolidation costs for the three months ended March 31, 2008 were $0.5 million compared to $1.8 million in the first quarter of 2007. These costs are associated with our efforts to acquire companies, realign our business and consolidation of certain facilities. We expect to continue to incur business consolidation costs in 2008.

Other Income (Expense)

Interest Income

Interest income was $8.9 million for the first quarter of 2008 compared to $4.0 million for the first quarter of 2007. The increase in interest income was due to increased cash balances year over year as well as a royalty settlement in which $1.9 million of the settlement was related to interest income.

Interest income in the future will be affected by changes in short-term interest rates and changes in cash balances, which may materially increase or decrease as a result of acquisitions and other financing activities.

Interest Expense

Interest expense was $6.9 million for the first quarter of 2008 compared to $7.2 million for the first quarter of 2007. The expense for the current quarter is comparable with the same period in the prior year.

Provision for Income Taxes

The provision for income taxes as a percentage of pre-tax income from continuing operations was 24.9% for the first quarter of 2008 and 26.9% for the first quarter of 2007. The decline in the effective tax rate was primarily attributable to the conclusion of the bilateral Advance Pricing Agreement between the United States and Japan partially offset by the loss of federal research and development tax credit, which expired at the end of 2007. The estimated annual income tax provision rate is 29.5%.

Segment Results for the First Quarter of 2008 Compared to the First Quarter of 2007

BioDiscovery Segment. BioDiscovery revenues for the first quarter of 2008 increased $27.2 million or 12% compared to the first quarter of 2007. The increase was mainly driven by $12.8 million in increased volume and pricing, $12.2 million in favorable currency translation and $2.1 million in royalty revenue increases. BioDiscovery gross margin increased by 1 percentage point to 73% mainly due to product pricing increases. BioDiscovery operating margin for the first quarter of 2008 increased to 31% from the first quarter of 2007 at 30% as a result of the increase in gross margin.

Cell Systems Segment. Cell Systems revenues for the first quarter of 2008 increased $14.3 million or 16% compared to the first quarter of 2007. The increase was primarily due to $5.9 million in increased pricing and volume, $5.5 million in favorable currency translation and $2.9 million related to acquisitions. Cell Systems gross margin for the first quarter of 2008 increased by 8 percentage points to 56% compared to the first quarter of 2007. The increase was driven primarily by increased sera gross margins, product price increases in cell culture research and other productivity measures. Cell Systems operating margin increased by 5 percentage points to 24% for the first quarter of 2008 compared to the first quarter of 2007 as a result of higher gross margin partially offset by higher operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $545.4 million at March 31, 2008, a decrease of $60.7 million from December 31, 2007 primarily due to cash used in financing activities of $87.7 million and cash used in investing activities of $48.1 million. The use of cash was partially offset by cash provided by operating activities of $67.4 million and cash provided through foreign currency exchange of $7.6 million. Cash flow from discontinued operations is included in the Consolidated Statement of Cash Flows.

Operating activities provided net cash of $67.4 million through the first quarter of 2008 primarily from our net income of $59.7 million and net non cash charges of $51.9 million, partially offset by a decrease in cash from operating assets and liabilities by $44.2 million. The decrease in cash within operating assets and liabilities was mainly due to a $24.3 million decrease in accrued expenses due to the payment of accrued bonuses, a $14.0 million increase in inventories and a $4.1 million increase in accounts receivable.

As a result of working capital improvement programs, we expect to utilize our working capital more efficiently in the future resulting in higher inventory turnover and lower days sales outstanding. Our working capital factors, such as inventory turnover and days sales outstanding are seasonal, and on an interim basis during the year, may require an influx of short-term working capital.

On January 9, 2006, we entered into a syndicated $250.0 million senior secured credit facility (the Credit Facility) with Bank of America, N.A. Interest rates on outstanding borrowings are determined by reference to LIBOR or to an alternate base rate, with margins determined based on changes in our leverage ratio. Under the terms of the Credit Facility, we may request that the aggregate amount available be increased by $100.0 million of additional financing, subject to certain conditions having been met, including the availability of additional lender commitments. The Credit Facility contains various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financings of this type. We currently anticipate using the proceeds of the Credit Facility for the purpose of general working capital and capital expenditures, and the Credit Facility will terminate and all amounts outstanding under it will be due and payable in full on January 6, 2011. As of March 31, 2008, the available credit was $243.3 million as the Company has issued $6.7 million in letters of credit through the facility. See Note 7 of the Notes to Consolidated Financial Statements.

As of March 31, 2008, CellzDirect had a $3.0 million line of credit bearing interest at a prime rate. The credit facility is to meet working capital requirements. As of March 31, 2008, the available credit was $2.7 million as $0.3 million was outstanding in letters of credit under this facility.

As of March 31, 2008, several of the Company’s foreign subsidiaries had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The U.S. dollar equivalent of these facilities totaled $20.0 million, of which $0.3 million was outstanding at March 31, 2008.

At March 31, 2008 the Company holds $34.1 million in AAA rated auction rate securities which are valued using Level 3 criteria under SFAS 157. Auction rate securities are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7 to 35 days. Beginning in February of 2008, auctions failed for the Company’s holdings because sell orders exceeded buy orders. The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. The underlying assets of the auction rate securities we hold, including the securities for which auctions have failed, are student loans which are guaranteed by the U.S. government under the Federal Education Loan Program. The valuation of these securities is based on Level 3 unobservable inputs which consist of recommended fair values provided by our broker combined with internal analysis of interest rate spreads and credit quality. The Company does not believe the carrying values of these municipal auction rate securities are permanently impaired and believe the positions will be liquidated without any significant loss.

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

We intend to continue our strategic investment activities in new product development, in-licensing technologies and acquisitions that support our BioDiscovery and Cell Systems platforms. In the event additional funding needs arise, we may obtain cash through new debt or stock issuance, or a combination of sources.

CONTRACTUAL OBLIGATIONS

We did not enter into any material significant contractual obligations during the three months ended March 31, 2008. We have no significant material contractual obligations not fully recorded on our Consolidated Balance Sheets or fully disclosed in the Notes to our Consolidated Financial Statements. We have no off-balance sheet arrangements as defined in S-K 303(a)(4)(ii). See Note 8 to our Consolidated Financial Statements.

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

Foreign Currency Transactions

We have operations in the Americas, Europe and Asia-Pacific. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. Many of our reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in exchange rates because they may become worth more or less than they were worth at the time we entered into the transaction due to changes in exchange rates. Both realized and unrealized gains or losses on the value of these receivables and payables are included in the determination of net income. Realized and unrealized gains or losses on the value of financial contracts entered into to hedge the exchange rate exposure of these receivables and payables are also included in the determination of net income. Net currency exchange loss was recognized on business transactions, net of hedging transactions, was $2.2 million for the three months ended March 31, 2008 and is included in other income and expense in the Consolidated Statements of Operations.

Our currency exposures vary, but are primarily concentrated in the euro, British pound sterling, Norwegian kroner and Japanese yen. Historically, we have used foreign currency forward contracts to mitigate foreign currency risk on foreign currency receivables and payables. At March 31, 2008, we had $16.2 million in foreign currency forward contracts outstanding to hedge currency risk on specific receivables and payables. These contracts, which all settle in April 2008, effectively fix the exchange rate at which these specific receivables and payables will be settled, so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying receivables and payables.

In addition to hedging the value of our foreign currency receivables and payables, our foreign currency-hedging program has included hedging of forecasted foreign currency cash flows. The increase or decrease in value of forward contracts to hedge forecasted foreign currency cash flows prior to their maturity are accounted for as cash flow hedges and recorded in other comprehensive income in the Consolidated Balance Sheets. To the extent any portion of the forward contracts is determined to not be an effective hedge, the increase or decrease in value prior to the maturity are recorded in other income and expense in the Consolidated Statements of Operations. At March 31, 2008, we did not have any outstanding forward contracts to hedge forecasted foreign currency cash flows.

Commodity Prices

Our exposure to commodity price changes relates to certain manufacturing operations that utilize certain commodities as raw materials. We manage our exposure to changes in those prices primarily through our procurement and sales practices.

Interest Rates

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The fair value of our cash equivalents and marketable securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. At March 31, 2008, we had $583.2 million in cash, cash equivalents, fixed income instruments and marketable securities, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of $579.6 million of our cash, cash equivalents and auction rate securities at March 31, 2008, as these consisted of securities with interest rate maturities of less than three months. A 100 basis point increase or decrease in interest rates would decrease or increase, respectively, the remaining $3.6 million of our investments by an immaterial amount. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our statement of operations until the investment is sold or if the reduction in fair value was determined to be an other than temporary impairment.

ITEM 4.	Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act in 1934, as amended (the Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

As of the end of the period covered by this report (the Evaluation Date), an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the Evaluation Date was carried out under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date.

In addition, the Principal Executive Officer and Principal Financial Officer have concluded that there have been no changes to the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

We are engaged in various legal actions arising in the ordinary course of our business and believe that the ultimate outcome of these actions will not have a material adverse effect on our business or financial condition.

ITEM 1A.	Risk Factors

There are no material changes from risk factors disclosed in our Form 10-K for the year ended December 31, 2007, as filed on February 15, 2008.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	None.

c)	None.

Period	(a) Total Number of Shares (or Units) purchased	(b) Average Price Paid per Share	(c) Approximate Dollar Value of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31	—	$—	$—	$365,015,111
February 1 – February 29	637,669	$86.25	$54,996,427	$310,018,684
March 1 – March 31	549,420	$81.91	$45,003,387	$265,015,297
Total	1,187,089	$84.24	$99,999,814	$265,015,297

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

a)	None.

b)	None.

c)	None.

d)	None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits and Reports on Form 8-K

Exhibits: For a list of exhibits filed with this report, refer to the Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVITROGEN CORPORATION

Date: April 28, 2008	By:	/s/ David F. Hoffmeister
David F. Hoffmeister
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

3.1	Restated Certificate of Incorporation of Invitrogen, as amended.(1)

3.2	Amended and Restated Bylaws of Invitrogen.(2)

3.3	Certificate of Correction to the Restated Certificate of Incorporation of Invitrogen, dated February 21, 2001.(3)

4.1	Specimen Common Stock Certificate.(4)

4.2	5 1/2% Convertible Subordinated Notes Due 2007, Registration Rights Agreement, by and among Invitrogen, and Donaldson, Lufkin & Jenrette Securities Corporation et al., as Initial Purchasers, dated March 1, 2000.(5)

4.3	Indenture, by and between Invitrogen and State Street Bank and Trust Company of California, N.A., dated March 1, 2000.(5)

4.4	2 1/4% Convertible Subordinated Notes due 2006, Registration Rights Agreement, by and among Invitrogen and Credit Suisse First Boston Corporation et al., as Initial Purchasers, dated December 11, 2001.(6)

4.5	Indenture, by and between Invitrogen and State Street Bank and Trust Company of California, N.A. and Table of Contents of Indenture, including Cross-Reference Table to the Trust Indenture Act of 1989, dated December 11, 2001.(6)

4.6	2% Convertible Senior Notes Due 2023, Registration Rights Agreement, by and among Invitrogen, and UBS Securities LLC and Credit Suisse First Boston LLC, as Initial Purchasers, dated August 1, 2003.(7)

4.7	Indenture, by and between Invitrogen and U.S. Bank National Association, dated August 1, 2003.(7)

4.8	1 1/2% Convertible Senior Notes Due 2024, Registration Rights Agreement, by and among Invitrogen, and UBS Securities LLC and Bear Stearns & Co Inc., as Initial Purchasers, dated February 19, 2004.(8)

4.9	Indenture, by and between Invitrogen and U.S. Bank National Association, dated February 19, 2004.(8)

4.10	Indenture, by and between Invitrogen and U.S. Bank National Association, dated as of December 14, 2004. (9)

4.11	Indenture, by and between Invitrogen and U.S. Bank National Association, dated as of December 14, 2004. (9)

4.12	3.25% Convertible Senior Notes Due 2025, Registration Rights Agreement, by and among Invitrogen, and UBS Securities LLC and Banc of America Securities LLC., as Initial Purchasers, dated June 20, 2005. (10)

4.13	3.25% Convertible Senior Notes Due 2025, Indenture, by and between Invitrogen and U.S. Bank National Association, dated June 20, 2005.(10)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2007 (File No. 000-25317).

(2)	The Amended and Restated Bylaws are incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-68665). A further amendment to the Bylaws adopted by a Resolution of the Board of Directors dated July 19, 2001 is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2001 (File No. 000-25317).

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2001 (File No. 000-25317).

(4)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-68665).

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-37964).

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2001 (File No. 000-25317), as amended.

(7)	Incorporated by reference to Registrant’s Registration Statement on Form S-3 (File No. 333-110060).

(8)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2004 (File No. 000-25317).

(9)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-K for the year period ended December 31, 2004. (File No. 000-25317).

(10)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on June 24, 2005 (File No. 000-25317).