Form 10-Q
period 2008-06-30
INVITROGEN CORP
filed 2008-08-06
CIK 1073431

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    or  No  ☒

As of August 4, 2008, 92,310,158 shares of the Registrant’s Common Stock were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

INVITROGEN CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$643,179	$606,145
Short-term investments	—	60,703
Restricted cash and investments	2,901	4,445
Trade accounts receivable, net of allowance for doubtful accounts of $8,122 and $8,211, respectively	207,035	192,137
Inventories, net	212,445	172,692
Deferred income tax assets	27,760	20,699
Prepaid expenses and other current assets	36,565	33,663

Total current assets	1,129,885	1,090,484

Long-term investments	37,332	753
Property and equipment, net	337,902	319,653
Goodwill	1,581,770	1,528,779
Intangible assets, net	286,244	286,521
Deferred income tax assets	8,008	53,642
Other assets	45,718	49,915

Total assets	$3,426,859	$3,329,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6	$124
Accounts payable	98,796	97,415
Shut down accrual	10,362	11,151
Accrued expenses and other current liabilities	122,445	116,652
Income taxes payable	—	9,071

Total current liabilities	231,609	234,413

Liabilities of discontinued operations	2,104	2,506
Long-term debt	1,150,962	1,150,700
Pension liabilities	28,434	28,428
Deferred income tax liabilities	82,102	102,373
Income taxes payable	31,914	27,093
Other long-term obligations, deferred credits and reserves	19,201	18,787

Total liabilities	1,546,326	1,564,300

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock; $0.01 par value, 6,405,884 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value, 200,000,000 shares authorized; 108,214,027 and 108,270,906* shares issued, respectively	1,082	1,083
Additional paid-in-capital	2,482,028	2,424,154
Accumulated other comprehensive income	159,022	112,454
Retained earnings	199,945	86,992
Less cost of treasury stock: 16,099,088 and 14,905,664, respectively	(961,544)	(859,236)

Total stockholders’ equity	1,880,533	1,765,447

Total liabilities and stockholders’ equity	$3,426,859	$3,329,747

*	Adjusted to reflect a two-for-one stock split effective May 27, 2008.

See accompanying notes to unaudited consolidated financial statements.

INVITROGEN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Revenues	$367,791	$321,690	$718,009	$630,343
Cost of revenues	125,268	118,191	239,823	227,924
Purchased intangibles amortization	17,416	27,957	34,319	55,543

Gross profit	225,107	175,542	443,867	346,876

Operating expenses:
Sales and marketing	73,338	62,436	143,636	119,651
General and administrative	42,188	44,791	85,623	85,312
Research and development	33,173	28,604	63,806	56,049
Business integration costs	1,413	724	1,914	2,522

Total operating expenses	150,112	136,555	294,979	263,534

Operating income	74,995	38,987	148,888	83,342

Other income (expense):
Interest income	5,348	7,931	14,272	11,900
Interest expense	(6,895)	(6,944)	(13,762)	(14,128)
Other income (expense)	(357)	350	1,437	96

Total other income (expense), net	(1,904)	1,337	1,947	(2,132)

Income from continuing operations, before provision for income taxes	73,091	40,324	150,835	81,210
Income tax provision	(19,866)	(10,927)	(39,240)	(21,921)

Net income from continuing operations	53,225	29,397	111,595	59,289
Net income from discontinued operations, net of tax	—	11,481	1,358	11,855

Net income	$53,225	$40,878	$112,953	$71,144

Basic earnings per common share:
Net income from continuing operations	$0.58	$0.32	$1.21	$0.63
Net income from discontinued operations	—	0.12	0.01	0.13

Net income	$0.58	$0.44	$1.22	$0.76

Weighted average shares outstanding*	91,907	92,940	92,387	93,814
Diluted earnings per common share:
Net income from continuing operations	$0.55	$0.31	$1.15	$0.62
Net income from discontinued operations	—	0.12	0.01	0.12

Net income	$0.55	$0.43	$1.16	$0.74

Weighted average shares outstanding*	97,129	95,448	97,497	96,030

*	Adjusted to reflect a two-for-one stock split effective May 27, 2008.

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the six months ended June 30,
	2008	2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$112,953	$71,144
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of businesses acquired and divested:
Depreciation	19,559	18,305
Amortization of intangible assets	34,319	55,543
Amortization of deferred debt issue costs	724	724
Amortization of premiums on investments, net of accretion of discounts	—	36
Share-based compensation	21,735	25,042
Incremental tax benefits from stock options exercised	(15,838)	(5,161)
Deferred income taxes	12,808	1,980
Loss on disposal of assets	707	—
Other non-cash adjustments	(764)	4,610
Changes in operating assets and liabilities:
Trade accounts receivable	(5,595)	(12,505)
Inventories	(21,499)	(11,238)
Prepaid expenses and other current assets	2,556	(11,465)
Other assets	(426)	614
Accounts payable	(959)	2,016
Accrued expenses and other liabilities	(3,632)	4,200
Income taxes	(7,219)	(6,759)

Net cash provided by operating activities	149,429	137,086

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of available-for-sale securities	24,930	8,878
Purchases of available-for-sale securities	(3,189)	—
Net cash paid for business combinations	(58,760)	(12,482)
Net cash received for divestitures	—	209,901
Purchases of property and equipment	(28,264)	(25,697)

Net cash (used in) provided by investing activities	(65,283)	180,600

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term obligations	(119)	(1,402)
Principal payments on lines of credit	—	(1,832)
Purchase of treasury stock	(100,000)	(150,009)
Principal payments on long-term obligations	(19)	—
Proceeds from issuance of common stock	33,423	28,029
Incremental tax benefits from stock options exercised	15,838	5,161

Net cash used in financing activities	(50,877)	(120,053)
Effect of exchange rate changes on cash	3,765	1,927

Net increase in cash and cash equivalents	37,034	199,560
Cash and cash equivalents, beginning of period	606,145	366,893

Cash and cash equivalents, end of period	$643,179	$566,453

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

Reclassification

The consolidated financial statements include a reclassification of segment costs to better align the segments with the way management views the business. Certain prior period figures totaling $1.1 million have been reclassified to conform to the current period segment cost presentation.

Long-Lived Assets

The Company periodically re-evaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of its long-lived assets. The criteria used for these evaluations include management’s estimate of the asset’s continuing ability to generate income from operations and positive cash flow in future periods as well as the strategic significance of any intangible asset to the Company’s business objectives. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets, which is determined by applicable market prices, when available. The Company recognized no significant impairment during the period.

Computation of Earnings Per Share

On April 30, 2008, the Company announced a two-for-one stock split in the form of a 100% stock dividend with a record date of May 16, 2008, and a distribution date of May 27, 2008. Share and per share amounts have been restated to reflect the stock splits for all periods presented.

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur from the following items:

•	Convertible subordinated notes and contingently convertible notes where the effect of those securities is dilutive;

•	Dilutive stock options;

•	Dilutive restricted stock; and

•	Employee Stock Purchase Plan (ESPP)

Computations for basic and diluted earnings per share are as follows:

(in thousands, except per share data) (unaudited)	Net Income (Numerator)	Shares (Denominator)	Earnings Per Share
Three Months Ended June 30, 2008
Basic earnings per share:
Net income from continuing operations	$53,225
Net income from discontinued operations, net of tax	—

Total basic earnings	$53,225	91,907	$0.58

Diluted earnings per share:
Dilutive stock options	—	2,299
ESPP	—	36
Dilutive restricted stock	—	366
2% Convertible Senior Notes due 2023	24	2,445
1 1 /2% Convertible Senior Notes due 2024	10	76

Net income from continuing operations plus assumed conversions	53,259	97,129
Net income from discontinued operations, net of tax, plus assumed conversions	—	—

Total diluted earnings	$53,259	97,129	$0.55

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		1,208
3 1 /4% Convertible Senior Notes due 2025		7,124
Three Months Ended June 30, 2007
Basic earnings per share:
Net income from continuing operations	$29,397
Net income from discontinued operations, net of tax	11,481

Total basic earnings	$40,878	92,940	$0.44

Diluted earnings per share:
Dilutive stock options	—	1,772
Dilutive restricted stock	—	102
2% Convertible Senior Notes due 2023	30	558
1 1/2% Convertible Senior Notes due 2024	10	76

Net income from continuing operations plus assumed conversions	$29,437	95,448
Net income from discontinued operations, net of tax, plus assumed conversions	11,481	—

Total diluted earnings	$40,918	95,448	$0.43

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		8,910
3 1/4% Convertible Senior Notes due 2025		7,124

(in thousands, except per share data) (unaudited)	Net Income (Numerator)	Shares (Denominator)	Earnings Per Share
Six Months Ended June 30, 2008
Basic earnings per share:
Net income from continuing operations	$111,595
Net income from discontinued operations, net of tax	1,358

Total basic earnings	$112,953	92,387	$1.22

Diluted earnings per share:
Dilutive stock options	—	2,214
ESPP	—	35
Dilutive restricted stock	—	373
2% Convertible Senior Notes due 2023	49	2,412
1 1/2% Convertible Senior Notes due 2024	19	76

Net income from continuing operations plus assumed conversions	111,663	97,497
Net income from discontinued operations, net of tax, plus assumed conversions	1,358	—

Total diluted earnings	$113,021	97,497	$1.16

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		2,262
3 1/4% Convertible Senior Notes due 2025		7,124
Six Months Ended June 30, 2007
Basic earnings per share:
Net income from continuing operations	$59,289
Net income from discontinued operations, net of tax	11,855

Total basic earnings	$71,144	93,814	$0.76

Diluted earnings per share:
Dilutive stock options	—	1,602
Dilutive restricted stock	—	120
2% Convertible Senior Notes due 2023	61	418
1 1/2% Convertible Senior Notes due 2024	19	76

Net income from continuing operations plus assumed conversions	$59,369	96,030
Net income from discontinued operations, net of tax, plus assumed conversions	11,855	—

Total diluted earnings	$71,224	96,030	$0.74

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		9,538
3 1 /4% Convertible Senior Notes due 2025		7,124

Share-Based Compensation

The Company has several stock option plans: the 1995, 1997, 2000, 2001, 2002 and 2004 Invitrogen Corporation stock option plans, the 1996 and 1998 NOVEX Stock Option/Stock Issuance Plans, the Life Technologies 1995 and 1997 Long-Term Incentive Plans. During 2004, the Company’s shareholders approved the 2004 Invitrogen Equity Incentive Plan (the 2004 Plan), which replaced the Company’s 1995, 1997, 2000, 2001 and 2002 stock option plans (collectively, the Prior Plans). Upon approval of the 2004 Plan, all prior plans were frozen and a total of 11.4 million shares of the Company’s common stock were reserved for granting of new awards under the 2004 Plan. The total shares reserved for issuance under the 2004 Plan includes all options and other awards that the Company has granted that are still outstanding under the prior plans as of June 30, 2008. Pursuant to an employment agreement entered in May 2003, the Company granted an option to purchase 1.4 million shares of the Company’s common stock to its Chief Executive Officer, which was granted outside any of the Company’s option plans discussed above.

The Company’s 2004 Plan permits the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and deferred stock awards of up to 24.6 million shares of stock, which has been adjusted for the stock split which occurred in May 2008 and the additional authorized share issuance amount of 3.0 million shares approved in April 2008. Shares of the Company’s common stock granted under the 2004 Plan in the form of stock options or stock appreciation rights are counted against the 2004 Plan share reserve on a one for one basis. Shares of the Company’s common stock granted under the 2004 Plan as an award other than as an option or as a stock appreciation right are counted against the 2004 Plan share reserve on a basis of 1.6 shares for each share of common stock. Stock option awards are granted to eligible employees and directors at an exercise price equal to no less than the fair market value of such stock on the date of grant. These awards, which generally vest over a period of time ranging up to four years, are exercisable in whole or in installments and expire ten years from the date of grant. Restricted stock awards and restricted stock units are granted to eligible employees and directors and represent rights to receive shares of common stock at a future date. In addition, the Company has a qualified employee stock purchase plan (purchase rights) whereby eligible employees may elect to withhold up to 15% of their compensation to purchase shares of the Company’s stock on a quarterly basis at a discounted price equal to 85% of the lower of the employee’s offering price or the closing price of the stock on the date of purchase.

The Company used the Black-Scholes option-pricing model (Black-Scholes model) to value share-based employee stock option and purchase right awards. The determination of fair value of stock-based payment awards using an option-pricing model requires the use of certain estimates and assumptions that affect the reported amount of share-based compensation cost recognized in the Consolidated Statements of Operations. The estimates and assumptions include the expected term of options, estimated forfeitures, expected volatility of the Company’s stock price, expected dividends and risk-free interest rate.

Stock Options and Purchase Rights

The underlying assumptions used to value employee stock options and purchase rights granted during the six months ended June 30, 2008 and 2007 were as follows:

	Six months ended June 30,
(unaudited)	2008	2007
Stock Options
Weighted average risk free interest rate	3.09%	4.76%
Expected term of share-based awards	5.0 yrs	4.5 yrs
Expected stock price volatility	31%	30%
Expected dividend yield	0%	0%
Weighted average fair value of share-based awards granted	$15.09	$11.90
Purchase Rights
Weighted average risk free interest rate	4.77%	4.90%
Expected term of share-based awards	1.6 yrs	1.1 yrs
Expected stock price volatility	32%	30%
Expected dividend yield	0%	0%
Weighted average fair value of share-based awards granted	$9.99	$9.11

The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes. The Company considered its historical experience of pre-vesting option forfeitures as the basis to arrive at its estimated annual pre-vesting option forfeiture rate of 9.0% and 8.8% per year for the six months ended June 30, 2008 and 2007, respectively. All option awards, including those with graded vesting, were valued as a single award with a single average expected term and are amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. At June 30, 2008, there was $52.0 million remaining in unrecognized compensation cost related to employee stock options (including stock options assumed in business combinations), which is expected to be recognized over a weighted average period of two years. No compensation cost was capitalized during the six months ended June 30, 2008 as the amounts involved were not material.

Total share-based compensation expense for employee stock options (including stock options assumed in business combinations) and purchase rights for the three and six months ended June 30, 2008 and 2007 is comprised of the following:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts) (unaudited)	2008	2007	2008	2007
Cost of revenues	$819	$1,547	$2,221	$2,980
Sales and marketing	2,127	1,649	3,636	3,176
General and administrative	3,781	5,360	8,681	10,321
Research and development	868	1,114	1,884	2,145

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts) (unaudited)	2008	2007	2008	2007
Share-based compensation expense before taxes	7,595	9,670	16,422	18,622
Related income tax benefits	2,276	2,670	4,995	5,161

Share-based compensation expense, net of taxes	$5,319	$7,000	$11,427	$13,461

Net share-based compensation expense per common share:
Basic	$0.06	$0.08	$0.12	$0.14
Diluted	$0.05	$0.07	$0.12	$0.14

Restricted Stock Units

Restricted stock units represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. An exercise price and monetary payment are not required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. Restricted stock units generally vest over two to three years. Compensation cost for these awards is based on the estimated fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. There were no pre-vesting forfeitures estimated for the six months ended June 30, 2008 and 2007. For the three months ended June 30, 2008 and 2007, the Company recognized $1.3 million and $1.4 million, respectively, and the Company recognized $2.6 million and $2.4 million for the six months ended June 30, 2008 and 2007, respectively, in share-based compensation cost related to these restricted stock unit awards. At June 30, 2008, there was $10.8 million remaining in unrecognized compensation cost related to these awards, which is expected to be recognized over a weighted average period of two years. The weighted average fair value of restricted stock units granted during the six months ended June 30, 2008 and 2007 was $42.95 and $32.78, respectively.

The Company awarded performance share-based grants. For the three months ended June 30, 2008 and 2007, the Company recognized $1.4 million and $1.2 million, respectively, and the Company recognized $2.7 million and $1.6 million for the six months ended June 30, 2008 and 2007, respectively, in performance share-based compensation cost. As of June 30, 2008, there was $8.9 million of total unrecognized compensation cost related to performance share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of two years.

Restricted Stock Awards

During 2004 and 2003, the Company issued 40,000 and 310,000 shares of restricted stock awards, respectively, with a weighted average grant date fair value of $36.39 for issuances during 2004 and $24.67 for issuances during 2003 to certain executive officers and key employees. The awards generally vested over four years. Compensation cost for these restricted stock awards is based on the estimated fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. There were no pre-vesting forfeitures estimated for the six months ended June 30, 2008 and 2007. For the three months ended June 30, 2008 and 2007, the Company recognized zero and $0.3 million, respectively, and the Company recognized zero and $0.8 million for the six months ended June 30, 2008 and 2007, respectively, in share-based compensation cost related to these restricted stock awards. The Company has completed its amortization of restricted stock awards.

Recent Accounting Pronouncements

In May 2008, FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) that significantly impacts the accounting for convertible debt. The FSP requires cash settled convertible debt, such as the Company’s $1,150 million aggregate principal amount of convertible notes that are currently outstanding, to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component would be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value would be recorded as a debt discount and amortized to interest expense over the expected life of the bond. Although FSP APB 14-1 has no impact on the Company’s actual past or future cash flows, it requires the Company to record a significant amount of non-cash interest expense as the debt discount is amortized. As a result, there would be a material adverse impact on the results of operations and earnings per share. The Company is currently evaluating the impact on operations upon the adoption. In addition, if our convertible debt is redeemed or converted prior to maturity, any unamortized debt discount would result in a loss on extinguishment. FSP APB 14-1 will become effective for fiscal years beginning after December 15, 2008, and early adoption is not permitted. The adoption will require retrospective application.

In June of 2008, the FASB ratified EITF 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, which addresses the accounting for certain instruments as derivatives under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The Company currently has outstanding convertible debt with embedded features which are considered indexed to the entity’s own stock and as a stand alone instrument would have been included in stockholders’ equity, and therefore subject to a scope exception in SFAS 133. Under this new pronouncement, specific guidance is provided regarding requirements for an entity to consider embedded features as indexed to the entity’s own stock. The guidance is effective for fiscal years beginning after December 15, 2008. Based on the Company’s review of the pronouncement, the Company does not believe the guidance will have an impact on our financial statements.

In March 2008, FASB issued Statement of Financial Accounting Standard (SFAS) No. 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, which provides for additional disclosure and documentation surrounding derivative positions and hedging activity. The statement is applicable for all fiscal years beginning on or after November 15, 2008 and earlier adoption is encouraged. The Company does not believe that the adoption of this statement will have a material impact on our financial statements.

In December 2007, FASB issued Statement of Financial Accounting Standard (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, which impacts the accounting for noncontrolling interest in the consolidated financial statements of filers. The statement requires the reclassification of noncontrolling interest from the liabilities section or the mezzanine section between liabilities and equity to the equity section of the balance sheet. The statement also requires that the results from operations attributed to the noncontrolling interest to be disclosed separately from those of the parent. In addition, the accounting for and reporting for deconsolidated subsidiaries will change as a result of adopting this statement. The statement which is applicable for all fiscal years beginning on or after December 15, 2008 and will require prospective treatment, early adoption is prohibited. The Company does not believe that the adoption of this statement will have a material impact on our financial statements.

In December 2007, FASB issued Statement of Financial Accounting Standard (SFAS) No. 141R, Business Combinations, which impacts the accounting for business combinations. The statement requires changes in the measurement of assets and liabilities required in favor of a fair value method consistent with the guidance provided in SFAS 157 (see below). Additionally, the statement requires a change in accounting for certain acquisition related expenses and business adjustments which no longer are considered part of the purchase price. Adoption of this standard is required for fiscal years beginning after December 15, 2008. Early adoption of this standard is not permitted. The statement requires prospective application for all acquisitions after the date of adoption. The statement will require changes in the accounting for acquisition costs, restructuring costs, in process research and development and the resolution of certain acquired tax items. As a result, the adoption of the statement could have a material impact on the future operations of the company based on future acquisitions.

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

2.	Composition of Certain Financial Statement Items

Investments

Investments consisted of the following:

	June 30, 2008	December 31, 2007
(in thousands)	(unaudited)
Short-term
Auction rate securities	$—	$60,703

Total short-term investments	—	60,703
Long-term
Auction rate securities	33,238	—
Equity securities	4,094	753

Total long-term investments	37,332	753

Total investments	$37,332	$61,456

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

Level 2: Quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

The following table represents the financial instruments on the financial statements of the Company subject to SFAS 157 and the valuation approach applied to each class of security:

(in thousands)(unaudited)		Fair Value Measurements at Reporting Date Using
Description	Balance at June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial paper	$219,382	$219,382	$—	$—
Auction rate securities	33,238	—	—	33,238

Total	$252,620	$219,382	$—	$33,238

The Company’s commercial paper investments are valued using quoted active market prices.

At June 30, 2008 the Company holds $33.2 million in AAA rated auction rate securities. Auction rate securities are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7 to 35 days. Beginning in February 2008, auctions failed for the Company’s holdings because sell orders exceeded buy orders. The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. The underlying assets of the auction rate securities we hold, including the securities for which auctions have failed, are student loans which are guaranteed by the U.S. government under the Federal Education Loan Program. The Company does not believe the carrying values of these municipal auction rate securities are permanently impaired and believe the positions will be liquidated without any significant loss.

The valuation of these securities is based on Level 3 unobservable inputs which consist of recommended fair values provided by our broker combined with internal analysis of interest rate spreads and credit quality. As a result of the estimated fair value, the Company has recorded a temporary impairment in the valuation of these securities of $2.4 million, a $0.7 million increase from the three months ended March 31, 2008. These securities are considered “available for sale” in conformity with SFAS 115, Accounting for Certain Investments in Debt and Equity, and the unrealized loss is included in other comprehensive income in the current period. Due to the uncertainty related to the liquidity in the auction rate security market, the Company has classified these auction rate securities as long term assets on the balance sheet.

For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the six months ended June 30, 2008 by investment type:

(in thousands)(unaudited)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Auction Rate Securities	Total
Beginning Balance	$—	$—
Transfers in to Level 3	35,600	35,600
Earned income	21	21
Total realized/unrealized losses
Included in earnings	—	—
Included in comprehensive income	(2,383)	(2,383)
Purchases, issuances and settlements	—	—

Ending Balance	$33,238	$33,238

Total amount of unrealized losses for the period included in other comprehensive loss attributable to the change in fair market value of relating to assets still held at the reporting date	$(2,383)	$(2,383)

All realized gains or losses related to financial instruments whose fair value is determined based on Level 3 inputs are included in other income. All unrealized gains or losses related to financial instruments whose fair value is determined based on Level 3 inputs are included in other comprehensive income.

Inventories

Inventories consisted of the following:

	June 30, 2008	December 31, 2007
(in thousands)	(unaudited)
Raw materials and components	$38,296	$34,106
Work in process (materials, labor and overhead)	42,618	35,067
Finished goods (materials, labor and overhead)	124,494	103,519
Adjustment to write up acquired finished goods inventory to fair value	7,037	—

Total inventories	$212,445	$172,692

Property and Equipment

Property and equipment consisted of the following:

	Estimated useful life	June 30, 2008	December 31, 2007
(in thousands)	(In years)	(unaudited)
Land	—	$19,638	$19,623
Building and improvements	1-50	179,914	175,388
Machinery and equipment	1-10	184,454	164,318

	Estimated useful life	June 30, 2008	December 31, 2007
(in thousands)	(In years)	(unaudited)
Internal use software	1-10	99,361	92,771
Construction in process	—	72,276	65,747

Total property and equipment		555,643	517,847
Accumulated depreciation and amortization		(217,741)	(198,194)

Total property and equipment, net		$337,902	$319,653

Goodwill and Other Intangible Assets

The $53.0 million increase in goodwill on the consolidated balance sheet from December 31, 2007 to June 30, 2008 was the result of $28.4 million and $24.6 million for the acquisition of CellzDirect and foreign currency translation, respectively, during the first six months of fiscal year 2008.

Intangible assets consisted of the following:

	June 30, 2008			December 31, 2007
(in thousands)	Weighted average Life	Gross carrying amount	Accumulated amortization	Weighted average Life	Gross carrying amount	Accumulated amortization
	(unaudited)
Amortized intangible assets:
Purchased technology	7 years	$780,234	$(591,258)	7 years	$771,748	$(562,736)
Purchased tradenames and trademarks	8 years	86,567	(54,873)	8 years	83,158	(51,451)
Purchased customer base	7 years	75,199	(34,225)	5 years	51,203	(29,670)
Other intellectual property	6 years	49,949	(32,800)	6 years	45,363	(28,545)

Total intangible assets		$991,949	$(713,156)		$951,472	$(672,402)

Intangible assets not subject to amortization:
Purchased tradenames and trademarks		$7,451			$7,451

Amortization expense related to intangible assets for the three months ended June 30, 2008 and 2007 was $17.4 million and $25.7 million, respectively, and $34.3 million and $55.5 million for the six months ended June 30, 2008 and 2007, respectively. Estimated aggregate amortization expense is expected to be $31.0 million for the remainder of fiscal year 2008. Estimated aggregate amortization expense for fiscal years 2009, 2010, 2011 and 2012 is $58.8 million, $54.0 million, $47.8 million and $31.5 million, respectively.

Comprehensive Income

Total comprehensive income consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(in thousands, unaudited)	2008	2007	2008	2007
Net income, as reported	$53,225	$40,878	$112,953	$71,144
Unrealized (loss) gain on investments, net of related tax effects	(473)	—	(1,469)	291
Foreign currency translation adjustment	(2,700)	10,211	48,036	24,944

Total comprehensive income	$50,052	$51,089	$159,520	$96,379

3.	Discontinued Operations

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

	Three months ended June 30,
(in thousands, unaudited)	2008	2007
Net revenues	$—	$3,518
Cost of revenues	—	2,451

Gross profit	—	1,067
Operating expenses	—	(390)
Non-operating income	—	6,869

Net income from discontinued operations before income taxes	—	7,546
Income tax benefit	—	3,935

Net income from discontinued operations	$—	$11,481

	Six months ended June 30,
(in thousands, unaudited)	2008	2007
Net revenues	$—	$29,947
Cost of revenues	—	21,510

Gross profit	—	8,437
Operating expenses	—	(7,146)
Non-operating income	856	4,956

Net income from discontinued operations before income taxes	856	6,247
Income tax benefit	502	5,608

Net income from discontinued operations	$1,358	$11,855

The net liabilities of discontinued operations include remaining legal and tax liabilities and consisted of the following:

(in thousands)	June 30, 2008	December 31, 2007
	(unaudited)
Accrued expenses and other current liabilities	$2,104	$2,506

Total liabilities of discontinued operations	$2,104	$2,506

4.	Business Combinations and Consolidations Costs

The Company continues to integrate recent acquisitions into its operations and recorded approximately $1.4 million and $0.7 million for the three months ended June 30, 2008 and 2007, respectively, and $1.9 million and $2.5 million for the six months ended June 30, 2008 and 2007, respectively, related to these efforts. These expenses relate primarily to the severance and other costs associated with acquisitions and consolidations.

On January 31, 2008, the Company completed the acquisition of CellzDirect, Inc. (CellzDirect), a privately held company based in Research Triangle Park, North Carolina. CellzDirect, founded in 2001, provides hepatocyte-based cell products and related services used in the testing of new drugs. As of June 30, 2008, it has approximately 99 employees at its sites located in North Carolina and Texas. The Company does not believe this to be a material acquisition. The Company paid cash of approximately $57.3 million to acquire all of the outstanding shares of CellzDirect. The purchase price paid was allocated to identifiable intangible assets of $26.8 million, fair market value adjustment of acquired inventory of $7.9 million and other net assets acquired of $ 4.7 million. As a result of acquired intangible and fair value adjustment of acquired inventory, deferred tax liabilities of $10.6 million and $3.1 million were recorded, respectively. In addition, the Company recorded $3.1 million of deferred tax assets in the second quarter of 2008 related to net operating loss benefit. The excess of the purchase price over the fair values of assets and liabilities acquired of approximately $28.4 million was assigned to goodwill. The intangible assets are being amortized over a period of 5 to 7 years. The fair market value adjustment of acquired inventory will be amortized into the financial statements based on the sales of acquired inventory.

On June 11, 2008, the Company entered into a definitive merger agreement with Applied Biosystems Corporation, under which the Company will acquire all outstanding shares of Applied Biosystems in a cash and stock transaction valued at approximately $6,778 million. The merger agreement provides that Applied Biosystems will merge with and into Atom Acquisition, LLC, a wholly owned subsidiary of Invitrogen. Atom Acquisition will be the surviving corporation. As a result of the merger, Atom will become a wholly owned subsidiary of the Company and Applied Biosystems shareholders will receive $38.00 for each share of Applied Biosystems stock they own in the form of the Company’s stock and cash, with the expected split between cash and stock of 45% and 55%, respectively. The total value per share will depend on the 20 day volume-weighted average price of the Company’s common stock, for a period ending three business days prior to the close of the transaction which is expected in the fall of 2008. Applied Biosystems shareholders will also have the option to require all cash or all stock, subject to possible proration. Consummation of the merger is subject to customary closing conditions and regulatory approval, including antitrust approvals and approval by the stockholders of the Company and Applied Biosystems, respectively. The Company filed the merger agreement with the Securities and Exchange Commission as an Exhibit to a Current Report on Form 8-K on June 16, 2008. For more details on the transaction, refer to this document. As of June 30, 2008, the Company incurred $3.0 million in consulting and other fees associated with its pending merger with Applied Biosystems currently classified as a long term asset.

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

Segment information was as follows:

(dollars in thousands) (unaudited)	BioDiscovery	Cell Systems	Corporate and Unallocated (1)	Total
Three Months Ended June 30, 2008
Revenues from external customers	$253,056	$114,735	$—	$367,791

Gross profit	183,408	60,520	(18,821)	225,107

Gross margin	72%	53%		61%
Selling and administrative	78,910	30,708	5,908	115,526
Research and development	28,129	4,176	868	33,173
Business integration costs	—	—	1,413	1,413

Operating income (loss)	$76,369	$25,636	$(27,010)	$74,995

Operating margin	30%	22%		20%
Three Months Ended June 30, 2007
Revenues from external customers	$222,760	$98,930	$—	$321,690

(dollars in thousands) (unaudited)	BioDiscovery	Cell Systems	Corporate and Unallocated (1)	Total
Gross profit	155,941	49,104	(29,503)	175,542

Gross margin	70%	50%		55%
Selling and administrative	74,723	25,495	7,009	107,227
Research and development	23,830	3,661	1,113	28,604
Business integration costs	—	—	724	724

Operating income (loss)	$57,388	$19,948	$(38,349)	$38,987

Operating margin	26%	20%		12%
Six Months Ended June 30, 2008
Revenues from external customers	$500,352	$217,657	$—	$718,009

Gross profit	363,583	117,695	(37,411)	443,867

Gross margin	73%	54%		62%
Selling and administrative	156,964	59,978	12,317	229,259
Research and development	53,983	7,939	1,884	63,806
Business integration costs	—	—	1,914	1,914

Operating income (loss)	$152,636	$49,778	$(53,526)	$148,888

Operating margin	31%	23%		21%
Six Months Ended June 30, 2007
Revenues from external customers	$442,827	$187,516	$—	$630,343

Gross profit	313,482	91,916	(58,522)	346,876

Gross margin	71%	49%		55%
Selling and administrative	142,995	48,472	13,496	204,963
Research and development	47,221	6,684	2,144	56,049
Business integration costs	—	—	2,522	2,522

Operating income (loss)	$123,266	$36,760	$(76,684)	$83,342

Operating margin	28%	20%		13%

(1)	Unallocated items for the three months ended June 30, 2008 and 2007 include noncash charges for purchase accounting inventory revaluations of $0.6 million and zero, amortization of purchased intangibles of $17.4 million and $28.0 million, business consolidation costs of $1.4 million and $0.7 million, and expenses related to share-based payments as a result of the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments,” of $7.6 million and $9.7 million, respectively. Unallocated items for the six months ended June 30, 2008 and 2007 include noncash charges for purchase accounting inventory revaluations of $0.9 million and zero, amortization of purchased intangibles of $34.3 million and $55.5 million, business consolidation costs of $1.9 million and $2.5 million, and expenses related to share-based payments as a result of the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments,” of $16.4 million and $18.6 million, respectively. These items are not allocated by management for purposes of analyzing the operations since they are principally non-cash or other costs resulting primarily from business restructuring or purchase accounting that are separate from ongoing operations.

6.	Long-Term Debt

Long-term debt consisted of the following:

(in thousands)	June 30, 2008	December 31, 2007
	(unaudited)
3 1 /4% Convertible Senior Notes (principal due 2025)	$350,000	$350,000
1 1/2% Convertible Senior Notes (principal due 2024)	450,000	450,000
2% Convertible Senior Notes (principal due 2023)	349,981	350,000
Capital leases	287	12
Other	700	812

Total debt	1,150,968	1,150,824
Less current portion	(6)	(124)

Total long-term debt	$1,150,962	$1,150,700

7.	Lines of Credit

On January 9, 2006, the Company entered into a syndicated $250.0 million senior secured credit facility (the Credit Facility) with Bank of America, N.A. Interest rates on outstanding borrowings are determined by reference to LIBOR or to an alternate base rate, with margins determined based on changes in the Company’s leverage ratio. Under the terms of the Credit Facility, the Company may request that the aggregate amount available be increased by $100.0 million of additional financing, subject to certain conditions having been met, including the availability of additional lender commitments. The Credit Facility contains various representations, warranties and affirmative, negative and financial covenants and conditions of default customary for financings of this type. The Company currently anticipates using the proceeds of the Credit Facility for the purpose of general working capital, capital expenditures, acquisitions and/or other capital needs as they may arise. The Credit Facility will terminate and all amounts outstanding under it will be due and payable in full on January 6, 2011. As of June 30, 2008, the available credit is $243.0 million as the Company has issued $7.0 million in letters of credit through the facility.

At June 30, 2008, the Company’s foreign subsidiaries in China and Japan had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The credit facilities bear interest at a fixed rate, the People’s Bank of China rate, the TIBOR and Mizhuho prime rate. The U.S. dollar equivalent of these facilities totaled $17.9 million, $0.3 million of which was outstanding at June 30, 2008. There were no parent company guarantees associated with these facilities.

The weighted average interest rate of the Company’s total lines of credit was 3.3% at June 30, 2008.

As part of the merger agreement entered into with Applied Biosystems in June of 2008, the Company has obtained a commitment for funding in an aggregate amount of $2.65 billion, consisting of a revolving credit facility of $250 million and term facilities of $2.4 billion. The expected interest rates on the borrowings are determined by reference to LIBOR. Borrowings made from the credit facilities will be used, in part, to fund the cash portion of the consideration paid to holders of Applied Biosystems stock. The remainder of the borrowing will be used to pay for merger transaction costs, to refinance current outstanding indebtedness and to facilitate normal operations. The credit facility contains various representations, warranties and affirmative, negative and financial covenants and conditions of default customary for financings of this type. The funding is pending the approval and consummation of the merger agreement entered into with Applied Biosystems.

8.	Commitments and Contingencies

Letters of Credit

The Company had outstanding letters of credit totaling $7.0 million at June 30, 2008, of which $5.0 million was to support liabilities associated with the Company’s self-insured worker’s compensation programs and $2.0 million was to support its building lease requirements. These liabilities are reflected in other current liabilities and long-term deferred credits and reserves in the consolidated balance sheets at June 30, 2008.

Executive Employment Agreements

The Company has employment contracts with key executives that provide for the continuation of salary if terminated for reasons other than cause, as defined in those agreements. At June 30, 2008, future employment contract commitments for such key executives were approximately $16.8 million for the remainder of fiscal year 2008.

Contingent Acquisition Obligations

As a result of prior year acquisitions, the Company may have payment obligations based on percentages of future sales of certain products and services through 2010; however, such amount could not be reasonably estimated as of June 30, 2008. The Company will account for any such contingent payments as an addition to the purchase price of the acquired company. In addition, a payment of $5.0 million may be required of the Company based upon the achievement of certain development milestones through July 2009. For the six months ended June 30, 2008, none of the contingent payments have been earned or paid.

Environmental Liabilities

The Company assumed certain environmental exposures as a result of the merger with Dexter Corporation in 2000 and recorded reserves to cover estimated environmental clean-up costs. The environmental reserves, which are not discounted, were $6.9 million at June 30, 2008, and include current reserves of $0.8 million, which are estimated to be paid during this fiscal year, and long-term reserves of $6.1 million. In addition, the Company has an insurance policy to cover these assumed environmental exposures. Based upon currently available information, the Company believes that it has adequately provided for these environmental exposures and that the outcome of these matters will not have a material adverse effect on its consolidated results of operations.

Intellectual Properties

The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including protection of its owned and licensed intellectual property. The Company accrues for such contingencies when it is probable that a liability is incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. Specific royalty liabilities related to acquired businesses have been recorded on the consolidated financial statements at June 30, 2008.

Litigation

The Company is subject to potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted. These matters have arisen in the ordinary course and conduct of the Company’s business, as well as through acquisitions, and some are expected to be covered, at least partly, by insurance. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters that are pending or may be asserted could be decided unfavorably to the Company. Although the amount of liability at June 30, 2008 with respect to these matters cannot be ascertained, the Company believes that any resulting liability should not materially affect its consolidated financial statements.

9.	Pension Plans and Postretirement Health and Benefit Program

The Company has several defined benefit pension plans covering its U.S. employees and employees in several foreign countries.

The components of net periodic pension cost for the Company’s pension plans and postretirement health and benefit program for the three and six months ended June 30, 2008 and 2007 were as follows:

	Domestic Plans
	Three months ended June 30,		Six months ended June 30,
(in thousands) (unaudited)	2008	2007	2008	2007
Service cost	$(20)	$20	$—	$40
Interest cost	906	842	1,748	1,677
Expected return on plan assets	(1,092)	(1,060)	(2,152)	(2,007)
Amortization of prior service cost	60	60	120	120
Amortization of actuarial loss	168	240	408	616

Net periodic pension cost	$22	$102	$124	$446

	Foreign Plans
	Three months ended June 30,		Six months ended June 30,
(in thousands) (unaudited)	2008	2007	2008	2007
Service cost	$651	$1,164	$1,234	$2,306
Interest cost	935	821	1,839	1,628
Expected return on plan assets	(829)	(659)	(1,634)	(1,307)
Amortization of actuarial loss	62	148	125	294

Net periodic pension cost	$819	$1,474	$1,564	$2,921

10.	Income Taxes

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

As of June 30, 2008 and December 31, 2007, the total amount of gross unrecognized tax benefits was $31.9 million and $27.8 million, respectively.

In conjunction with the adoption of FIN 48, the Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

The Company is subject to routine compliance reviews on various tax matters around the world in the ordinary course of business. Currently, audits are occurring in the United States and Austria.

11.	Stock Repurchase Program

In July 2007, the Board approved a program authorizing management to repurchase up to $500 million of common stock over the next three years. Under this plan, the Company repurchased 1.2 million shares at a total cost of approximately $100.0 million during the first six months of 2008. The cost of repurchased shares are included in treasury stock and reported as a reduction in stockholders’ equity.

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

OVERVIEW

Revenues for the three and six months ended June 30, 2008 were $367.8 million and $718.0 million, respectively, with income from continuing operations of $53.2 million and $111.6 million, respectively, and net income of $53.2 million and $113.0 million, respectively.

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

We conduct our business through two principal segments:

•

BioDiscovery (BD). Our BD segment includes molecular biology, cell biology and drug discovery product lines. Molecular biology encompasses products from the initial cloning and manipulation of DNA, to examining RNA levels and regulating gene expression in cells, to capturing, separating and analyzing proteins. These include the research tools used in reagent and kit form that simplify and improve gene acquisition, gene cloning, gene expression and gene analysis techniques. This segment also includes a full range of enzymes, nucleic acids, other biochemicals and reagents. These biologics are manufactured to the highest research standards and are matched in a gene specific, validated manner (gene, ORF, RNAi, protein, antibodies, etc.) to ensure researchers the highest purity and scientific relevance for their experimentation. We also offer software through this segment that enables more efficient, accelerated analysis and interpretation of genomic, proteomic and other biomolecular data for application in pharmaceutical, therapeutic and diagnostic development. The acquisitions of Zymed, Caltag, Dynal and BioSource have enhanced our ability to offer new technology and products, such as antibodies and proteins (Zymed, Caltag and BioSource) and magnetic beads used for biological separation (Dynal), which is the first step in almost every biologic investigative or diagnostic process.

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

RESULTS OF OPERATIONS

Second Quarter of 2008 Compared to the Second Quarter of 2007

The following table compares revenues and gross margin by segment for the second quarter of 2008 and 2007:

	Three months ended June 30,		Increase	% Increase
(in millions)(unaudited)	2008	2007
BioDiscovery revenues	$253.1	$222.8	$30.3	14%
Cell Systems revenues	114.7	98.9	15.8	16%

Total revenues	$367.8	$321.7	$46.1	14%

BioDiscovery gross margin	72%	70%
Cell Systems gross margin	53%	50%
Total gross margin	61%	55%

Revenues

The Company’s revenues increased by $46.1 million or 14% for the second quarter of 2008 compared to the second quarter of 2007. The increase in revenue was primarily driven by a $23.3 million increase in volume and pricing, $22.0 million of favorable currency impacts, and $3.8 million due to acquisitions, partially offset by a $4.2 million decrease in royalty revenue. For details on segment performance, refer to the “Segment Results” section below.

Gross Profit

Gross profit increased $49.6 million or 28% in the second quarter of 2008 compared to the second quarter of 2007. The increase in gross profit was primarily due to a $17.5 million increase in volume and pricing, $15.5 million in favorable currency impacts, $6.8 million as a result of improved production efficiencies, including benefits from inventory build out, $1.1 million as a result of acquisitions and $1.1 million from favorable product mix, partially offset by a $10.6 million and a $4.2 million decrease in purchased intangible amortization expense and royalty revenue, respectively. Amortization expense related to purchased intangible assets acquired in our business combinations was $17.4 million for the second quarter of 2008 compared to $28.0 million for the second quarter of 2007.

Operating Expenses

The following table compares operating expenses by segment for the second quarter of 2008 and 2007:

	Three months ended June 30,				$ Increase (decrease)	% Increase (decrease)
	2008		2007
(in millions)(unaudited)	Operating expense	As a percentage of segment revenues	Operating expense	As a percentage of segment revenues
BioDiscovery segment:
Sales and marketing	$52.2	21%	$45.7	21%	$6.5	14%
General and administrative	26.7	11%	29.0	13%	(2.3)	(8)%
Research and development	28.1	11%	23.8	11%	4.3	18%
Cell Systems segment:
Sales and marketing	19.0	17%	15.1	15%	3.9	26%
General and administrative	11.7	10%	10.4	11%	1.3	13%
Research and development	4.2	4%	3.7	4%	0.5	14%
Unallocated(1):
Sales and marketing	2.1		1.6
General and administrative	3.8		5.4
Research and development	0.9		1.1
Consolidated:
Sales and marketing	73.3	20%	62.4	19%	10.9	17%
General and administrative	42.2	11%	44.8	14%	(2.6)	(6)%
Research and development	33.2	9%	28.6	9%	4.6	16%

(1)	Consists primarily of shared-based compensation expense associated with the adoption of SFAS 123R. See Note 1 of the Consolidated Financial Statements for additional information.

Sales and Marketing. For the second quarter of 2008, sales and marketing expenses increased $10.9 million or 17% compared to the second quarter of 2007. This increase was driven primarily by an increase of $5.3 million in compensation, bonus and benefits and $2.4 million in unfavorable foreign currency impacts.

General and Administrative. For the second quarter of 2008, general and administrative expenses decreased $2.6 million or 6% compared to the second quarter of 2007. This decrease was driven primarily by $1.6 million decrease in stock-based compensation and a $1.1 million decrease in purchased services.

Research and Development. Research and development expenses for the second quarter of 2008 increased $4.6 million or 16% compared to the second quarter of 2007. This increase was primarily due to $2.0 million increase in compensation, bonus and benefits and a $1.7 million increase in supplies expense.

Business Consolidation Costs. Business consolidation costs for the three months ended June 30, 2008 were $1.4 million compared to $0.7 million in the second quarter of 2007. These costs are associated with our efforts to acquire companies, realign our business and consolidation of certain facilities. We expect to continue to incur business consolidation costs in 2008 from previous acquisitions and potential future acquisitions.

Other Income (Expense)

Interest Income

Interest income was $5.3 million for the second quarter of 2008 compared to $7.9 million for the second quarter of 2007. The 2007 amount is higher primarily because of an interest component received as part of a royalty settlement in 2007.

Interest income in the future will be affected by changes in short-term interest rates and changes in cash balances, which may materially increase or decrease as a result of acquisitions and other financing activities.

Interest Expense

Interest expense remained constant at $6.9 million for the second quarter of 2008 and 2007. The majority of the Company’s interest expense derived from its convertible notes with fixed interest rates.

Provision for Income Taxes

The provision for income taxes as a percentage of pre-tax income from continuing operations was 27.2% for the second quarter of 2008 compared with 27.1% for the second quarter of 2007. The increase in the effective tax rate was primarily attributable to the loss of the federal research and development tax credit, which expired at the end of 2007, offset by a reduction of employee stock options and purchase plans expenses that are treated as non-deductible under SFAS 123R.

Segment Results for the Second Quarter of 2008 Compared to the Second Quarter of 2007

BioDiscovery Segment. BioDiscovery revenues for the second quarter of 2008 increased by $30.3 million or 14% compared to the second quarter of 2007. The increase was primarily due to an $18.8 million increase in volume and pricing especially in drug discovery sciences, molecular biology and cellular analysis products, and a $14.8 million in favorable currency translation, offset by a $4.0 million decrease in royalty revenue. BioDiscovery gross margin increased by 2 percentage points to 72% mainly due to product pricing and sales volume increases, favorable foreign currency impacts and improved productivity. BioDiscovery operating margin as a percentage of sales for the second quarter of 2008 increased to 30% from the second quarter of 2007 at 26% because of the increase in gross margin coupled with a slight decrease in sales and administration expenses as a percentage of sales.

Cell Systems Segment. Cell Systems revenues for the second quarter of 2008 increased by $15.8 million or 16% compared to the second quarter of 2007. The increase was primarily due to $7.3 million in favorable currency translation, a $4.5 million increase in pricing and volume especially in cell culture research products and $3.8 million related to acquisitions. Cell Systems gross margin for the second quarter of 2008 increased by 3 percentage points to 53% compared to the second quarter of 2007. The increase was driven primarily by improved productivity and currency benefits. Cell Systems operating margin increased by 2 percentage points to 22% for the second quarter of 2008 compared to the second quarter of 2007. Operating margin increased by a slightly lower percentage than gross margin because of a slight increase in selling and marketing expenses.

First Six Months of 2008 compared to First Six Months of 2007

The following table compares revenues and gross margin by segment for the first six months of 2008 and 2007:

	Six months ended June 30,		Increase	% Increase
(in millions)(unaudited)	2008	2007
BioDiscovery revenues	$500.3	$442.8	$57.5	13%
Cell Systems revenues	217.7	187.5	30.2	16%

Total revenues	$718.0	$630.3	$87.7	14%

BioDiscovery gross margin	73%	71%
Cell Systems gross margin	54%	49%
Total gross margin	62%	55%

Revenues

Revenues increased by $87.7 million or 14% for the first six months of 2008 compared to the first six months of 2007. Foreign currency translation increased revenues by $41.2 million. Increase in volume and price and acquisition accounted for $38.6 million and $6.7 million of the increase in revenue over the prior year, respectively, partially offset by a $2.2 million decrease in royalty revenue. See “Segment Results” below for further information.

Gross Profit

Gross profit increased by $97.0 million or 28% for the first six months of 2008 compared to the first six months of 2007. The increase in gross profit was primarily driven by $29.0 million in increased volume and pricing, $28.8 million in favorable foreign currency impacts, $14.0 million in increased productivity and favorable product mix, and $2.5 million as a result of acquisition, offset by a $21.2 million and a $1.9 million decrease in purchased intangible amortization expense and royalty revenue, respectively. Amortization expense related to purchased intangible assets acquired in our business combinations was $34.3 million for the first six months of 2008 compared to $55.5 million for the first six months of 2007.

Operating Expenses

The following table compares operating expenses by segment for the first six months of 2008 and 2007:

	Six months ended June 30,				$ Increase (decrease)	% Increase (decrease)
	2008		2007
(in millions)(unaudited)	Operating expense	As a percentage of segment revenues	Operating expense	As a percentage of segment revenues
BioDiscovery segment:
Sales and marketing	$102.8	21%	$88.0	20%	$14.8	17%
General and administrative	54.2	11%	55.0	12%	(0.8)	(1)%
Research and development	54.0	11%	47.2	11%	6.8	14%
Cell Systems segment:
Sales and marketing	$37.2	17%	$28.5	15%	$8.7	31%
General and administrative	22.7	10%	20.0	11%	2.7	14%
Research and development	7.9	4%	6.7	4%	1.2	18%
Unallocated(1):
Sales and marketing	$3.6		$3.2
General and administrative	8.7		10.3
Research and development	1.9		2.1
Consolidated:
Sales and marketing	$143.6	20%	$119.7	19%	$23.9	20%
General and administrative	85.6	12%	85.3	14%	0.3	0%
Research and development	63.8	9%	56.0	9%	7.8	14%

(1)	Consists primarily of shared-based compensation expense associated with the adoption of FAS 123R. See Note 1 of the Condensed Consolidated Financial Statements for additional information.

Sales and Marketing. For the first six months of 2008, sales and marketing expenses increased $23.9 million or 20% compared to the first six months of 2007. This increase was primarily driven by $9.4 million increase in compensation, bonus and commission expenses, a $4.6 million due to unfavorable foreign currency impacts and a $2.5 million increase in travel and meetings expenses.

General and Administrative. For the first six months of 2008, general and administrative expenses remained relatively constant, up $0.3 million, compared to the first six months of 2007 primarily due to a $5.8 million increase in compensation and bonus expenses, offset by the decrease in stock-based compensation of $1.6 million, bad debt expense of $1.2 million, recruitment and relocation expenses of $1.0 million and supplies expense of $0.3 million.

Research and Development. Research and development expenses for the first six months of 2008 increased by $7.8 million or 14% compared to the first six months of 2007. This increase was primarily driven by $3.3 million increase in compensation and bonus, a $2.5 million increase in supplies expense and a $1.5 million increase in recruitment and relocation expenses.

Business Consolidation Costs. Business consolidation costs for the six months ended June 30, 2008 decreased $0.6 million to $1.9 million and represent costs associated with our efforts to realign our business and consolidation of certain facilities. We expect to continue to incur business consolidation costs in 2008 as we further consolidate operations and facilities from previous acquisitions and potential future acquisitions.

Other Income (Expense)

Interest Income. Interest income was $14.3 million for the first six months of 2008, compared to $11.9 million for the first six months of 2007. The increase in average cash balance year over year was the primary driver for the increase.

Interest income in the future will be affected by changes in short-term interest rates and changes in cash balances, which may materially increase or decrease as a result of acquisitions and other financing activities.

Interest Expense. Interest expense was $13.8 million for the first six months of 2008 compared to $14.1 million for the first six months of 2007. The expense was comparable year over year.

Provision for Income Taxes

The provision for income taxes as a percentage of pre-tax income from continuing operations was 26.0% for the first six months of 2008 compared with 27.0% for the first six months of 2007. The decrease in the effective tax rate was primarily attributable to the conclusion of the bilateral Advance Pricing Agreement between the United States and Japan and a reduction of employee stock options and purchase plans expenses that are treated as non-deductible under SFAS 123R, partially offset by the loss of the federal research and development tax credit, which expired at the end of 2007.

Segment Results for the First Six months of 2008 Compared to the First Six months of 2007

BioDiscovery Segment. BioDiscovery revenues for the first six months of 2008 increased by $57.5 million or 13% compared to the first six months of 2007. This increase was primarily driven by $29.2 million increase in volume and pricing and a $28.0 million in favorable foreign currency translation, offset by a $1.9 million decrease in royalty revenue. BioDiscovery gross margin for the first six months of 2008 increased 2% to 73% compared to the first six months of 2007. BioDiscovery operating margin was 31% for the first six months of 2008 compared to 28% for the first six months of 2007.

Cell Systems Segment. Cell Systems revenues for the first six months of 2008 increased by $30.2 million or 16% compared to the first six months of 2007. This increase was primarily driven by favorable currency translation of $13.2 million, $9.3 million increase in volume and pricing, and $6.7 million due to acquisitions, offset by a $0.2 million decrease in royalty revenue. Cell Systems gross margin for the first six months of 2008 increased 5% to 54% compared to the first six months of 2007. The increase was mainly driven by improved productivity, increased sales volume and favorable foreign currency impacts. Cell Systems operating margin increased by 3% to 23% for the first six months of 2008 compared to the first six months of 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $643.2 million at June 30, 2008, an increase of $37.0 million from December 31, 2007 primarily due to cash provided by operating activities of $149.4 million and cash provided through foreign currency exchange of $3.8 million, offset by cash used in investing activities of $65.3 million and cash used in financing activities of $50.9 million. Cash flow from discontinued operations is included in the Consolidated Statements of Cash Flows.

Operating activities provided net cash of $149.4 million through the second quarter of 2008 primarily from our net income of $113.0 million and net non-cash charges of $73.2 million, partially offset by a decrease in cash from operating assets and liabilities by $36.8 million. The decrease in cash within operating assets and liabilities was mainly due to a $21.5 million increase in inventories, a $5.6 million increase in accounts receivable and a $7.2 million net decrease in income taxes liabilities.

As a result of working capital improvement programs, we expect to utilize our working capital more efficiently in the future resulting in higher inventory turnover and lower days sales outstanding. Our working capital factors, such as inventory turnover and days sales outstanding are seasonal, and on an interim basis during the year, may require an influx of short-term working capital.

On January 9, 2006, we entered into a syndicated $250.0 million senior secured credit facility (the Credit Facility) with Bank of America, N.A. Interest rates on outstanding borrowings are determined by reference to LIBOR or to an alternate base rate, with margins determined based on changes in our leverage ratio. Under the terms of the Credit Facility, we may request that the aggregate amount available be increased by $100.0 million of additional financing, subject to certain conditions having been met, including the availability of additional lender commitments. The Credit Facility contains various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financings of this type. We currently anticipate using the proceeds of the Credit Facility for the purpose of general working capital and capital expenditures, and the Credit Facility will terminate and all amounts outstanding under it will be due and payable in full on January 6, 2011. As of June 30, 2008, the available credit was $243.0 million as the Company has issued $7.0 million in letters of credit through the facility. See Note 7 of the Notes to Consolidated Financial Statements.

As of June 30, 2008, several of the Company’s foreign subsidiaries had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The U.S. dollar equivalent of these facilities totaled $17.9 million, of which $0.3 million was outstanding at June 30, 2008.

At June 30, 2008 the Company held $33.2 million in AAA rated auction rate securities. Auction rate securities are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7 to 35 days. Beginning in February 2008, auctions failed for the Company’s holdings because sell orders exceeded buy orders. The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. The underlying assets of the auction rate securities we hold, including the securities for which auctions have failed, are student loans which are guaranteed by the U.S. government under the Federal Education Loan Program. The Company does not believe the carrying values of these municipal auction rate securities are permanently impaired and believe the positions will be liquidated without any significant loss.

As part of the merger agreement entered into with Applied Biosystems in June of 2008, the Company has obtained a commitment for funding in an aggregate amount of $2.65 billion, consisting of a revolving credit facility of $250 million and term facilities of $2.4 billion. The expected interest rates on the borrowings are determined by reference to LIBOR. Borrowings made from the credit facilities will be used, in part, to fund the cash portion of the consideration paid to holders of Applied Biosystems stock. The remainder of the borrowing will be used to pay for merger transaction costs, to refinance current outstanding indebtedness and to facilitate normal operations. The credit facility contains various representations, warranties and affirmative, negative and financial covenants and conditions of default customary for financings of this type. The funding is pending the approval and consummation of the merger agreement entered into with Applied Biosystems.

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

CONTRACTUAL OBLIGATIONS

Except for the Agreement and Plan of Merger to acquire Applera Corporation and the Commitment Letter, as disclosed in Note 4 and filed with the Securities and Exchange Commission as an Exhibit to a Current Report on Form 8-K on June 16, 2008, respectively, we did not enter into any material contractual obligations during the three months ended June 30, 2008. We have no material contractual obligations not fully recorded on our Consolidated Balance Sheets or fully disclosed in the Notes to our Consolidated Financial Statements. We have no off-balance sheet arrangements as defined in S-K 303(a)(4)(ii). See Note 8 to our Consolidated Financial Statements.

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

Foreign Currency Transactions

We have operations in the Americas, Europe and Asia-Pacific. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. Many of our reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in exchange rates because they may become worth more or less than they were worth at the time we entered into the transaction due to changes in exchange rates. Both realized and unrealized gains or losses on the value of these receivables and payables are included in the determination of net income. Realized and unrealized gains or losses on the value of financial contracts entered into to hedge the exchange rate exposure of these receivables and payables are also included in the determination of net income. The net currency exchange gain recognized on business transactions, net of hedging transactions, was $2.1 million for the six months ended June 30, 2008 and is included in other income and expense in the Consolidated Statements of Operations.

Our currency exposures vary, but are primarily concentrated in the euro, British pound sterling, Norwegian kroner and Japanese yen. Historically, we have used foreign currency forward contracts to mitigate foreign currency risk on foreign currency receivables and payables. At June 30, 2008, we had $36.8 million in foreign currency forward contracts outstanding to hedge currency risk on specific receivables and payables. These contracts, which all settle in July 2008, effectively fix the exchange rate at which these specific receivables and payables will be settled, so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying receivables and payables.

In addition to hedging the value of our foreign currency receivables and payables, our foreign currency-hedging program includes hedging of forecasted foreign currency cash flows. The increase or decrease in value of forward contracts to hedge forecasted foreign currency cash flows prior to their maturity are accounted for as cash flow hedges and recorded in other comprehensive income in the Consolidated Balance Sheets. To the extent any portion of the forward contracts is determined to not be an effective hedge, the increase or decrease in value prior to the maturity are recorded in other income and expense in the Consolidated Statements of Operations. At June 30, 2008, we did not have any outstanding forward contracts to hedge forecasted foreign currency cash flows.

Commodity Prices

Our exposure to commodity price changes relates to certain manufacturing operations that utilize certain commodities as raw materials. We manage our exposure to changes in those prices primarily through our procurement and sales practices.

Interest Rates

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The fair value of our cash equivalents and marketable securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. At June 30, 2008, we had $679.3 million in cash, cash equivalents, fixed income instruments and marketable securities, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of $676.4 million of our cash, cash equivalents and auction rate securities at June 30, 2008, as these consisted of securities with interest rate maturities of less than three months. A 100 basis point increase or decrease in interest rates would decrease or increase, respectively, the remaining $2.9 million of our investments by an immaterial amount. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our statement of operations until the investment is sold or if the reduction in fair value was determined to be an other than temporary impairment.

ITEM 4.	Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act in 1934, as amended (the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

There are no material changes from risk factors disclosed in our Form 10-K for the year ended December 31, 2007, as filed on February 15, 2008, except as provided for below.

Risks Related to the Merger with Applied Biosystems

We may not realize all of the anticipated benefits of the transaction.

To be successful after the merger, Invitrogen and Applied Biosystems will need to combine and integrate the operations of their separate companies. The combination of two independent companies is a complex, costly and time-consuming process. As a result, the combined company will be required to devote significant management attention and resources to integrating the diverse business practices and operations of Invitrogen and Applied Biosystems. The integration process may divert the attention of our executive officers and management from day-to-day operations and disrupt the business of either or both of the companies and, if implemented ineffectively, preclude realization of the full benefits of the transaction expected by us. We have not previously completed a merger or acquisition comparable in size or scope to the merger with Applied Biosystems. The failure of the combined company to meet the challenges involved in integrating successfully the operations of the two companies or otherwise to realize any of the anticipated benefits of the transaction could cause an interruption of, or a loss of momentum in, the activities of the combined company and could seriously harm its results of operations. In addition, the overall integration of the two companies may result in unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and diversion of management’s attention, and may cause the combined company’s stock price to decline. The difficulties of combining the operations of the two companies include, among others:

•	maintaining employee morale and retaining key employees;

•	preserving important strategic and customer relationships;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations;

•	coordinating marketing functions;

•	unanticipated issues in integrating information, communications and other systems;

•	unanticipated incompatibility of logistics, marketing and administration methods;

•	integrating the business cultures of both companies;

•	the diversion of management’s attention from ongoing business concerns; and

•	coordinating geographically separate organizations.

In addition, even if the operations of the two companies are integrated successfully, the combined company may not fully realize the expected benefits of the transaction, including the synergies, cost savings, or sales or growth opportunities. These benefits may not be achieved within the anticipated time frame, or at all. Further, because the businesses of the two companies differ, the results of operations of the combined company and the market price of our common stock may be affected after the transaction by factors different from those affecting the shares of our common stock and Applied Biosystems stock currently, and may suffer as a result of the transaction. As a result, we cannot assure you that the combination of the companies will result in the realization of the full benefits anticipated from the transaction.

If we are unable to finance the merger through existing cash balances and borrowings from proposed credit facilities, the completion of the merger will be jeopardized.

We intend to finance the cash portion of the merger consideration primarily with proposed credit facilities, existing cash balances and cash flow from operations. Although we have entered into a financing commitment letter with Bank of America, N.A., Banc of America Securities LLC, UBS Loan Finance LLC, UBS Securities LLC, and Morgan Stanley Senior Funding, Inc., or the Commitment Parties, the financing commitment letter includes certain customary conditions to funding, including, without limitation, receipt of requisite approvals and satisfaction of the conditions to closing of the merger as set forth in the merger agreement. In the event that these conditions are not satisfied or the funding of the credit facilities does not occur for any other reason and we are unable to finance the merger, but are still obligated to complete the merger, we may have to adopt one or more alternatives, such as selling assets or restructuring debt, which may adversely affect our business, financial condition and results of operations. In addition, it may be difficult for us to access existing cash balances because of regulatory restrictions under foreign law and adverse tax consequences. Financing alternatives may not be available on acceptable terms, in a timely manner or at all. If other financing becomes necessary and we are unable to secure such additional financing, the completion of the merger will be jeopardized and we could be in breach of the merger agreement.

The issuance of shares of Invitrogen common stock to Applied Biosystems stockholders in the merger will substantially reduce the percentage ownership interests of current Invitrogen stockholders.

If the transaction is completed, we expect that, based on shares of Applied Biosystems stock and equity awards outstanding as of June 11, 2008, we will pay between $[            ] and $[            ] billion in cash and issue approximately [80] million shares of Invitrogen common stock in the merger. Holders of Applied Biosystems stock are expected to own approximately [            ]% of the shares of our common stock outstanding after the merger. Invitrogen stockholders will continue to own their existing shares of Invitrogen common stock, which will not be affected by the merger, other than by the dilution resulting from the issuance of Invitrogen common stock in the merger. The issuance of approximately [80] million shares of Invitrogen common stock to holders of Applied Biosystems stock and holders of equity-based incentive awards will cause a significant reduction in the relative percentage interests of current Invitrogen stockholders in earnings, voting, liquidation value and book and market value.

Provisions of the merger agreement may deter alternative business combinations.

Restrictions in the merger agreement on solicitation generally prohibit us from soliciting any acquisition proposal or offer for a merger or business combination with any other party, including a proposal that might be advantageous to the stockholders of Invitrogen when compared to the terms and conditions of the merger with Applied Biosystems. In addition, if the merger agreement is terminated, under certain specified circumstances, we could be required to pay Applied Biosystems a termination fee of $150 million. These provisions may deter third parties from proposing or pursuing alternative business combinations that might result in greater value to Invitrogen stockholders than the merger with Applied Biosystems.

Provisions of the merger agreement could negatively impact the stock prices of Invitrogen common stock if the merger agreement is terminated in certain circumstances.

In the event the merger is terminated in circumstances that obligate us to pay the termination fee to Applied Biosystems, including if we terminate the merger agreement because our board of directors withdraws its support of the merger, the trading price of Invitrogen common stock may decline.

Whether or not the merger is consummated, the announcement and pendency of the merger could cause disruptions in the businesses of Invitrogen and Applied Biosystems, which could have an adverse effect on the respective companies’ businesses and financial results.

Whether or not the merger is consummated, the announcement and pendency of the merger could cause disruptions in or otherwise negatively affect the businesses of Invitrogen and Applied Biosystems. Among other things:

the business combination of Invitrogen and Applied Biosystems may disrupt the respective companies’ business relationships with current customers, who may delay or defer decisions about current and future agreements with Invitrogen and Applied Biosystems because of the pending merger;

current and prospective employees of Invitrogen and Applied Biosystems may experience uncertainty about their future roles with the combined company, which might adversely affect Invitrogen’s and Applied Biosystems’ ability to retain key managers and other employees; and

the attention of management of each of Invitrogen and Applied Biosystems may be directed from business operations toward the consummation of the merger.

These disruptions could be exacerbated by a delay in the consummation of the merger or termination of the merger agreement and could have an adverse effect on the respective businesses and financial results of Invitrogen and Applied Biosystems if the merger is not consummated or of the combined company if the merger is consummated.

If the merger is not consummated, we will have incurred substantial costs that may adversely affect our financial results and operations and the market price of Invitrogen common stock.

We have incurred and will continue to incur substantial costs in connection with the proposed merger. These costs are primarily associated with the fees of our financial advisors, accountants and attorneys. In addition, we have diverted significant management resources in an effort to consummate the merger and are subject to restrictions contained in the merger agreement on the conduct of our business. If the merger is not consummated, we will have incurred significant costs, including the diversion of management resources, from which we will have received little or no benefit. Also, if the merger is not consummated under certain circumstances specified in the merger agreement, we may be required to pay Applied Biosystems a termination fee of $150 million.

In addition, if the merger is not consummated, we may experience negative reactions from the financial markets and our collaborative partners, customers and employees. Each of these factors may adversely affect the trading price of Invitrogen common stock and our financial results and operations.

The combined company will have more indebtedness after the merger, which could adversely affect its cash flows and business.

In order to complete the merger, we have obtained a commitment for funding in an aggregate amount of $2.65 billion, consisting of a revolving credit facility of $250 million and term facilities aggregating $2.4 billion. Borrowings made from the credit facilities will be used, in part, to fund the cash portion of the consideration paid to holders of Applied Biosystems stock. Our debt outstanding as of June 30, 2008 was approximately $1.15 billion, but immediately after the merger, the combined company’s debt is anticipated to be approximately $3.6 billion. As of June 30, 2008, Invitrogen’s debt service obligations, comprised of interest (excluding capital leases and equipment notes), during the next twelve months, in the absence of the merger, are projected to be approximately $25.1 million. On a pro forma basis and based on assumed interest rates, leverage ratios and credit ratings, after incurring the debt financing to effect the merger, Invitrogen’s debt service obligations, comprised of principal and interest (excluding capital leases and equipment notes), during the twelve months following the merger are projected to be approximately $254.0 million. If Invitrogen’s leverage ratio is higher or interest rates are higher, Invitrogen’s interest expense, unused revolving line of credit fees and up-front fees may be greater. Based on anticipated indebtedness of approximately $2.4 billion under the credit facilities throughout the twelve months ended June 30, 2009, if market rates of interest were to average 1% higher or lower during that same twelve-month period, Invitrogen’s net-of-tax interest expense would increase or decrease by approximately $14.5 million. As a result of this increase in debt, demands on our cash resources will increase after the completion of the merger. The increased levels of debt could, among other things:

•

require the combined company to dedicate a substantial portion of its cash flow from operations to the servicing and repayment of its debt, thereby reducing funds available for working capital, capital expenditures, dividends, acquisitions and other purposes;

•	increase the combined company’s vulnerability to, and limit flexibility in planning for, adverse economic and industry conditions;

•	adversely affect the combined company’s credit rating, with the result that the cost of servicing the combined company’s indebtedness might increase;

•	limit the combined company’s ability to obtain additional financing to fund future working capital, capital expenditures, additional acquisitions and other general corporate requirements;

•	create competitive disadvantages compared to other companies with less indebtedness;

•	adversely affect the combined company’s stock price;

•	limit the combined company’s ability to apply proceeds from an offering, debt incurrence or asset sale to purposes other than the servicing and repayment of debt; and

•	limit the combined company’s ability to pay dividends and repurchase stock.

The credit facilities will contain restrictions that limit the combined company’s flexibility in operating its business.

The credit facilities will contain various covenants that will limit the combined company’s ability to engage in specified types of transactions. These covenants will limit the combined company’s and its subsidiaries’ ability to, among other things:

•	incur additional indebtedness (including guarantees or other contingent obligations);

•	pay dividends on, repurchase or make distributions in respect of the combined company’s common stock or make other restricted payments;

•	make certain investments (including loans and advances);

•	sell or transfer assets;

•	create liens;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; and

•	enter into certain transactions with its affiliates.

In addition, under the credit facilities, the combined company will be required to satisfy and maintain specified financial ratios and other financial condition tests. The combined company’s ability to meet those financial ratios and tests can be affected by events beyond the combined company’s control, and we cannot assure you that the combined company will meet those ratios and tests. A breach of any of these covenants could result in a default under the credit facilities. Upon the occurrence of an event of default under the credit facilities, the combined company’s lenders could elect to declare all amounts outstanding under the credit facilities to be immediately due and payable and terminate all commitments to extend further credit. If the combined company were unable to repay those amounts, the lenders under the credit facilities could proceed against the collateral granted to them to secure such indebtedness. The combined company will pledge substantially all of its assets as collateral under the credit facilities.

Applied Biosystems may be subject to tax as a result of the Celera separation and the merger.

The completion of the separation of the Celera Corporation, or Celera, from Applied Biosystems, or the Celera separation, substantially in accordance with the terms of the Separation Agreement, dated as of May 8, 2008, by and between Applied Biosystems and Celera, is a condition to the completion of the merger. The Celera separation was completed, and this condition to the completion of the merger was satisfied, on July 1, 2008.

The merger agreement provides that Applied Biosystems will be merged with and into Atom Acquisition, with Atom Acquisition continuing as the surviving company. Although the parties intend the merger to constitute a tax-free reorganization, Invitrogen has not sought or obtained a ruling from the Internal Revenue Service. There is, therefore, a risk that all the gain or loss realized by Applied Biosystems as a result of the merger will be subject to tax. The Celera separation is subject to tax risks, including restrictions on Applied Biosystems’ future actions in order to maintain the tax-free status of the Celera separation. Further, there is a risk that on account of the merger or otherwise, the Celera separation from Applied Biosystems on July 1, 2008 may be determined to be a taxable transaction to Applied Biosystems.

To be successful, the combined company must retain and motivate key employees, and failure to do so could seriously harm the combined company.

To be successful, the combined company must retain and motivate executives and other key employees. The combined company’s ability to retain qualified senior management and business development and technical staff will be particularly important to its future success. Employees of Invitrogen and Applied Biosystems may experience uncertainty about their future roles with the combined company until strategies for the combined company are announced or executed. These circumstances may adversely affect the combined company’s ability to retain key personnel. The combined company also must continue to motivate employees and keep them focused on the strategies and goals of the combined company, which effort may be adversely affected as a result of any uncertainty or difficulty that may arise during the process of integrating the companies. If the combined company is unable to retain executives and other key employees, the roles and responsibilities of such executive officers and employees will need to be filled either by existing or new officers and employees, which may require the combined company to devote time and resources to identifying, hiring and integrating replacements for the departed executives that could otherwise be used to integrate the businesses of the companies or to pursue business opportunities.

The merger will result in substantial goodwill for the combined company. If the combined company’s goodwill or intangible assets become impaired, then the profits of the combined company may be significantly reduced or eliminated.

Because Invitrogen has grown through acquisitions, goodwill and other intangible assets represent a substantial portion of its assets. Invitrogen’s goodwill and net purchased intangible assets were approximately $1.89 billion as of March 31, 2008 and the amount of the combined company’s goodwill and other net purchased intangible assets are expected to increase substantially as a result of the merger. On a pro forma basis, after giving effect to the merger and related events and applying certain assumptions, the combined company’s pro forma goodwill as of March 31, 2008 is estimated to be approximately $5.5 billion, and the combined company’s pro forma net purchased intangible assets, which will be amortized over a period ranging from approximately four years to twelve years, is estimated to be approximately $2.9 billion. If any of the combined company’s goodwill or intangible assets were to become impaired, the combined company would be required to write off the impaired amount, which may significantly reduce or eliminate its profits.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	None.

c)	None.

Period	Total Number of Shares (or Units) purchased	Average Price Paid per Share	Approximate Dollar Value of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30	—	$—	$—	$265,015,297
May 1 – May 31	—	$—	$—	$265,015,297
June 1 – June 30	—	$—	$—	$265,015,297
Total	—	$—	$—	$265,015,297

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

a)	The Annual Meeting of Stockholders was held on April 30, 2008.

b)	See (c) below.

c)	PROPOSAL I. The following members of the Board of Directors were elected to serve for three years and until their successors are elected and qualified:

	Total Votes for Each Director	Total Votes Withheld from Each Director	Term Expires
Balakrishnan S. Iyer	39,691,319	2,892,192	2011
Ronald A. Matricaria	40,258,104	2,245,060	2011
W. Ann Reynolds, Ph.D.	40,596,198	1,905,248	2011

PROPOSAL II. A proposal to ratify the appointment of Ernst & Young as independent public accountants of Invitrogen for the year ending December 31, 2008 was approved by 39,441,704 affirmative votes vs. 3,002,389 negative votes vs. 115,714 abstentions and broker non-votes.

PROPOSAL III. A proposal to amend the Company’s 1998 Employee Stock Purchase Plan was approved by 37,732,571 affirmative votes vs. 385,353 negative votes vs. 4,441,884 abstentions and broker non-votes.

PROPOSAL IV. A proposal to amend the Company’s 2004 Equity Incentive Plan was approved by 28,240,610 affirmative votes vs. 9,747,598 negative votes vs. 4,571,600 abstentions and broker non-votes.

d)	See (c) above.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits and Reports on Form 8-K

Exhibits: For a list of exhibits filed with this report, refer to the Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVITROGEN CORPORATION

Date: August 5, 2008	By:	/s/ David F. Hoffmeister
David F. Hoffmeister
Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1	Restated Certificate of Incorporation of Invitrogen, as amended.(1)

3.2	Amended and Restated Bylaws of Invitrogen.(2)

3.3	Certificate of Correction to the Restated Certificate of Incorporation of Invitrogen, dated February 21, 2001.(3)

4.1	Specimen Common Stock Certificate.(4)

4.2	5 1/2% Convertible Subordinated Notes Due 2007, Registration Rights Agreement, by and among Invitrogen, and Donaldson, Lufkin & Jenrette Securities Corporation et al., as Initial Purchasers, dated March 1, 2000.(5)

4.3	Indenture, by and between Invitrogen and State Street Bank and Trust Company of California, N.A., dated March 1, 2000.(5)

4.4	2 1/4% Convertible Subordinated Notes due 2006, Registration Rights Agreement, by and among Invitrogen and Credit Suisse First Boston Corporation et al., as Initial Purchasers, dated December 11, 2001.(6)

4.5	Indenture, by and between Invitrogen and State Street Bank and Trust Company of California, N.A. and Table of Contents of Indenture, including Cross-Reference Table to the Trust Indenture Act of 1989, dated December 11, 2001.(6)

4.6	2% Convertible Senior Notes Due 2023, Registration Rights Agreement, by and among Invitrogen, and UBS Securities LLC and Credit Suisse First Boston LLC, as Initial Purchasers, dated August 1, 2003.(7)

4.7	Indenture, by and between Invitrogen and U.S. Bank National Association, dated August 1, 2003.(7)

4.8	1 1/2 % Convertible Senior Notes Due 2024, Registration Rights Agreement, by and among Invitrogen, and UBS Securities LLC and Bear Stearns & Co Inc., as Initial Purchasers, dated February 19, 2004.(8)

4.9	Indenture, by and between Invitrogen and U.S. Bank National Association, dated February 19, 2004.(8)

4.10	Indenture, by and between Invitrogen and U.S. Bank National Association, dated as of December 14, 2004. (9)

4.11	Indenture, by and between Invitrogen and U.S. Bank National Association, dated as of December 14, 2004. (9)

4.12	3 1/4% Convertible Senior Notes Due 2025, Registration Rights Agreement, by and among Invitrogen, and UBS Securities LLC and Banc of America Securities LLC., as Initial Purchasers, dated June 20, 2005. (10)

4.13	3 1/4% Convertible Senior Notes Due 2025, Indenture, by and between Invitrogen and U.S. Bank National Association, dated June 20, 2005.(10)

10.93	Agreement and Plan of Merger, by and among Invitrogen, Atom Acquisition, LLC and Applera Corporation, dated June 11, 2008.(11)

10.94	Commitment Letter, by and among Invitrogen, Bank of America, N.A., Banc of America Securities LLC, UBS Loan Finance LLC, UBS Securities LLC and Morgan Stanley Senior Funding Inc., dated June 11, 2008.(12)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2007 (File No. 000-25317).
(2)	The Amended and Restated Bylaws are incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-68665). A further amendment to the Bylaws adopted by a Resolution of the Board of Directors dated July 19, 2001 is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2001 (File No. 000-25317).
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2001 (File No. 000-25317).

(4)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-68665).
(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-37964).
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2001 (File No. 000-25317), as amended.
(7)	Incorporated by reference to Registrant’s Registration Statement on Form S-3 (File No. 333-110060).
(8)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2004 (File No. 000-25317).
(9)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-K for the year period ended December 31, 2004. (File No. 000-25317).
(10)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on June 24, 2005 (File No. 000-25317).
(11)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on June 16, 2008 (File No. 000-25317).
(12)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on June 16, 2008 (File No. 000-25317).