Form 10-Q
period 2008-09-30
INVITROGEN CORP
filed 2008-10-31
CIK 1073431

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Large accelerated filer ☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  or  No  ☒

As of October 28, 2008, 92,358,140 shares of the Registrant’s Common Stock were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

INVITROGEN CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$673,080	$606,145
Short-term investments	—	60,703
Restricted cash and investments	2,766	4,445
Trade accounts receivable, net of allowance for doubtful accounts of $7,907 and $8,211, respectively	197,999	192,137
Inventories, net	206,581	172,692
Deferred income tax assets	30,285	20,699
Prepaid expenses and other current assets	37,371	33,663

Total current assets	1,148,082	1,090,484

Long-term investments	36,587	753
Property and equipment, net	344,094	319,653
Goodwill	1,543,167	1,528,779
Intangible assets, net	262,071	286,521
Deferred income tax assets	6,758	53,642
Other assets	55,314	49,915

Total assets	$3,396,073	$3,329,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2	$124
Accounts payable	110,047	97,415
Shut down accrual	12,232	11,151
Accrued expenses and other current liabilities	121,425	116,652
Income taxes payable	—	9,071

Total current liabilities	243,706	234,413

Liabilities of discontinued operations	—	2,506
Long-term debt	1,150,962	1,150,700
Pension liabilities	21,620	28,428
Deferred income tax liabilities	84,571	102,373
Income taxes payable	32,875	27,093
Other long-term obligations, deferred credits and reserves	20,772	18,787

Total liabilities	1,554,506	1,564,300

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock; $0.01 par value, 6,405,884 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value, 200,000,000 shares authorized; 108,508,738 and 108,270,906* shares issued, respectively	1,085	1,083
Additional paid-in-capital	2,503,229	2,424,154
Accumulated other comprehensive income	75,454	112,454
Retained earnings	225,174	86,992
Less cost of treasury stock: 16,116,506 and 14,905,664, respectively	(963,375)	(859,236)

Total stockholders’ equity	1,841,567	1,765,447

Total liabilities and stockholders’ equity	$3,396,073	$3,329,747

*	Adjusted to reflect a two-for-one stock split effective May 27, 2008.

See accompanying notes to unaudited consolidated financial statements.

INVITROGEN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Revenues	$361,696	$314,959	$1,079,705	$945,302
Cost of revenues	125,865	113,875	365,688	341,799
Purchased intangibles amortization	17,677	26,294	51,995	81,837

Gross profit	218,154	174,790	662,022	521,666

Operating expenses:
Sales and marketing	71,678	63,864	215,315	183,515
General and administrative	46,623	40,430	132,247	125,742
Research and development	31,430	28,571	95,235	84,620
Purchased in-process research and development	18,901	—	18,901	—
Business integration costs	14,176	2,267	16,090	4,789

Total operating expenses	182,808	135,132	477,788	398,666

Operating income	35,346	39,658	184,234	123,000

Other income (expense):
Interest income	6,263	7,713	20,535	19,613
Interest expense	(6,860)	(6,933)	(20,621)	(21,061)
Other income (expense)	(629)	1,516	808	1,612

Total other income (expense), net	(1,226)	2,296	722	164

Income from continuing operations, before provision for income taxes	34,120	41,954	184,956	123,164
Income tax provision	(8,892)	(11,464)	(48,132)	(33,385)

Net income from continuing operations	25,228	30,490	136,824	89,779
Net income from discontinued operations, net of tax	—	506	1,359	12,361

Net income	$25,228	$30,996	$138,183	$102,140

Basic earnings per common share:
Net income from continuing operations	$0.27	$0.33	$1.48	$0.96
Net income from discontinued operations	—	0.01	0.01	0.13

Net income	$0.27	$0.34	$1.49	$1.09

Weighted average shares outstanding*	92,298	92,630	92,357	93,420
Diluted earnings per common share:
Net income from continuing operations	$0.26	$0.32	$1.41	$0.93
Net income from discontinued operations	—	0.01	0.01	0.13

Net income	$0.26	$0.33	$1.42	$1.06

Weighted average shares outstanding*	96,995	96,396	97,329	96,152

*	Adjusted to reflect a two-for-one stock split effective May 27, 2008.

The accompanying notes are an integral part of these consolidated financial statements.

INVITROGEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the nine months ended September 30,
	2008	2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$138,183	$102,140
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of businesses acquired and divested:
Depreciation	30,387	27,745
Amortization of intangible assets	51,995	81,837
Amortization of deferred debt issue costs	1,104	1,081
Amortization of premiums on investments, net of accretion of discounts	—	36
Share-based compensation	33,030	35,526
Incremental tax benefits from stock options exercised	(16,972)	(5,191)
Deferred income taxes	8,391	1,215
Loss on disposal of assets	1,194	—
Purchased in-process research and development	18,901	—
Other non-cash adjustments	1,678	8,622
Changes in operating assets and liabilities:
Trade accounts receivable	(3,906)	(13,059)
Inventories	(21,660)	(17,811)
Prepaid expenses and other current assets	10,539	22
Other assets	(10,401)	3,034
Accounts payable	11,752	2,227
Accrued expenses and other liabilities	(8,055)	(189)
Income taxes	(11,619)	(2,227)

Net cash provided by operating activities	234,541	225,008

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of available-for-sale securities	24,930	8,878
Purchases of available-for-sale securities	(3,397)	(50,064)
Net cash paid for business combinations	(77,971)	(17,754)
Net cash received for divestitures	—	209,901
Purchases of property and equipment	(52,846)	(35,858)

Net cash (used in) provided by investing activities	(109,284)	115,103

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term obligations	(142)	(3,587)
Principal payments on lines of credit	—	—
Purchase of treasury stock	(104,139)	(184,993)
Proceeds from issuance of common stock	44,252	64,412
Incremental tax benefits from stock options exercised	16,972	5,191

Net cash used in financing activities	(43,057)	(118,977)
Effect of exchange rate changes on cash	(15,265)	6,902

Net increase in cash and cash equivalents	66,935	228,036
Cash and cash equivalents, beginning of period	606,145	366,893

Cash and cash equivalents, end of period	$673,080	$594,929

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

Reclassification

The consolidated financial statements include a reclassification of segment costs to better align the segments with the way management views the business. Certain prior period figures totaling $3.0 million have been reclassified between segments to conform to the current period segment cost presentation.

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

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur from the following items:

•	Convertible subordinated notes and contingently convertible notes where the effect of those securities is dilutive;

•	Dilutive stock options;

•	Dilutive restricted stock; and

•	Employee Stock Purchase Plan (ESPP)

Computations for basic and diluted earnings per share are as follows:

(in thousands, except per share data) (unaudited)	Net Income (Numerator)	Shares (Denominator)	Earnings Per Share
Three Months Ended September 30, 2008
Basic earnings per share:
Net income from continuing operations	$25,228
Net income from discontinued operations, net of tax	—

Total basic earnings	$25,228	92,298	$0.27

Diluted earnings per share:
Dilutive stock options	—	2,302
ESPP	—	13
Dilutive restricted stock	—	366
2% Convertible Senior Notes due 2023	25	1,940
1 1/2% Convertible Senior Notes due 2024	9	76

Net income from continuing operations plus assumed conversions	25,262
Net income from discontinued operations, net of tax, plus assumed conversions

Total diluted earnings	$25,262	96,995	$0.26

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		4,415
3 1/4% Convertible Senior Notes due 2025		7,124
Three Months Ended September 30, 2007
Basic earnings per share:
Net income from continuing operations	$30,490
Net income from discontinued operations, net of tax	506

Total basic earnings	$30,996	92,630	$0.34

Diluted earnings per share:
Dilutive stock options	—	2,222
Dilutive restricted stock	—	46
2% Convertible Senior Notes due 2023	24	1,422
1 1/2% Convertible Senior Notes due 2024	9	76

Net income from continuing operations plus assumed conversions	$30,523
Net income from discontinued operations, net of tax, plus assumed conversions	506

Total diluted earnings	$31,029	96,396	$0.33

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		6,316
3 1/4% Convertible Senior Notes due 2025		7,124

(in thousands, except per share data) (unaudited)	Net Income (Numerator)	Shares (Denominator)	Earnings Per Share
Nine Months Ended September 30, 2008
Basic earnings per share:
Net income from continuing operations	$136,824
Net income from discontinued operations, net of tax	1,359

Total basic earnings	$138,183	92,357	$1.49

Diluted earnings per share:
Dilutive stock options	—	2,243
ESPP	—	28
Dilutive restricted stock	—	370
2% Convertible Senior Notes due 2023	73	2,255
1 1/2% Convertible Senior Notes due 2024	28	76

Net income from continuing operations plus assumed conversions	136,925
Net income from discontinued operations, net of tax, plus assumed conversions	1,359

Total diluted earnings	$138,284	97,329	$1.42

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		2,980
3 1/4% Convertible Senior Notes due 2025		7,124
Nine Months Ended September 30, 2007
Basic earnings per share:
Net income from continuing operations	$89,779
Net income from discontinued operations, net of tax	12,361

Total basic earnings	$102,140	93,420	$1.09

Diluted earnings per share:
Dilutive stock options	—	1,808
Dilutive restricted stock	—	94
2% Convertible Senior Notes due 2023	85	754
1 1/2% Convertible Senior Notes due 2024	28	76

Net income from continuing operations plus assumed conversions	$89,892
Net income from discontinued operations, net of tax, plus assumed conversions	12,361

Total diluted earnings	$102,253	96,152	$1.06

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		8,748
3 1/4% Convertible Senior Notes due 2025		7,124

Share-Based Compensation

The Company has several stock option plans: the 1995, 1997, 2000, 2001, 2002 and 2004 Invitrogen Corporation stock option plans, the 1996 and 1998 NOVEX Stock Option/Stock Issuance Plans, the Life Technologies 1995 and 1997 Long-Term Incentive Plans. During 2004, the Company’s shareholders approved the 2004 Invitrogen Equity Incentive Plan (the 2004 Plan), which replaced the Company’s 1995, 1997, 2000, 2001 and 2002 stock option plans (collectively, the Prior Plans). Upon approval of the 2004 Plan, all prior plans were frozen and a total of 11.4 million shares of the Company’s common stock were reserved for granting of new awards under the 2004 Plan. The total shares reserved for issuance under the 2004 Plan includes all options and other awards that the Company has granted that are still outstanding under the prior plans as of September 30, 2008. Pursuant to an employment agreement entered in May 2003, the Company granted an option to purchase 1.3 million shares of the Company’s common stock to its Chief Executive Officer, which was granted outside any of the Company’s option plans discussed above.

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

The Company used the Black-Scholes option-pricing model to value share-based employee stock option and purchase right awards. The determination of fair value of stock-based payment awards using an option-pricing model requires the use of certain estimates and assumptions that affect the reported amount of share-based compensation cost recognized in the Consolidated Statements of Operations. The estimates and assumptions include the expected term of options, estimated forfeitures, expected volatility of the Company’s stock price, expected dividends and risk-free interest rate.

Stock Options and Purchase Rights

The underlying assumptions used to value employee stock options and purchase rights granted during the nine months ended September 30, 2008 and 2007 were as follows:

	Nine months ended September 30,
(unaudited)	2008	2007
Stock Options
Weighted average risk free interest rate	2.99%	4.75%
Expected term of share-based awards	4.9yrs	4.5yrs
Expected stock price volatility	31%	28%
Expected dividend yield	0%	0%
Weighted average fair value of share-based awards granted	$15.00	$11.48
Purchase Rights
Weighted average risk free interest rate	4.60%	4.76%
Expected term of share-based awards	1.7yrs	1.1yrs
Expected stock price volatility	32%	28%
Expected dividend yield	0%	0%
Weighted average fair value of share-based awards granted	$10.32	$9.39

The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes. The Company considered its historical experience of pre-vesting option forfeitures as the basis to arrive at its estimated annual pre-vesting option forfeiture rate of 6.7% and 9.9% per year for the nine months ended September 30, 2008 and 2007, respectively. All option awards, including those with graded vesting, were valued as a single award with a single average expected term and are amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. At September 30, 2008, there was $55.5 million remaining in unrecognized compensation cost related to employee stock options (including stock options assumed in business combinations), which is expected to be recognized over a weighted average period of two years. No compensation cost was capitalized during the nine months ended September 30, 2008 as the amounts involved were not material.

Total share-based compensation expense for employee stock options (including stock options assumed in business combinations) and purchase rights for the three and nine months ended September 30, 2008 and 2007 is comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts) (unaudited)	2008	2007	2008	2007
Cost of revenues	$866	$1,398	$3,085	$4,379
Sales and marketing	2,249	1,490	5,885	4,668
General and administrative	3,999	4,843	12,681	15,163
Research and development	918	1,006	2,803	3,150

Share-based compensation expense before taxes	8,032	8,737	24,454	27,360
Related income tax benefits	2,417	2,438	7,412	7,599

Share-based compensation expense, net of taxes	$5,615	$6,299	$17,042	$19,761

Net share-based compensation expense per common share:
Basic	$0.06	$0.07	$0.18	$0.21
Diluted	$0.06	$0.07	$0.18	$0.21

Restricted Stock Units

Restricted stock units represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. An exercise price and monetary payment are not required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. Restricted stock units generally vest over two to three years. Compensation cost for these awards is based on the estimated fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. There were no pre-vesting forfeitures estimated for the nine months ended September 30, 2008 and 2007. For the three months ended September 30, 2008 and 2007, the Company recognized $1.8 million and $2.0 million, respectively, and the Company recognized $4.4 million and $5.3 million for the nine months ended September 30, 2008 and 2007, respectively, in share-based compensation cost related to these restricted stock unit awards. At September 30, 2008, there was $10.1 million remaining in unrecognized compensation cost related to these awards, which is expected to be recognized over a weighted average period of two years. The weighted average fair value of restricted stock units granted during the nine months ended September 30, 2008 and 2007 was $43.01 and $32.65, respectively.

The Company awarded performance share-based grants. For the three months ended September 30, 2008 and 2007, the Company recognized $1.5 million and $1.3 million, respectively, and the Company recognized $4.2 million and $3.0 million for the nine months ended September 30, 2008 and 2007, respectively, in performance share-based compensation cost. As of September 30, 2008, there was $7.4 million of total unrecognized compensation cost related to performance share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of two years.

Restricted Stock Awards

During 2004 and 2003, the Company issued 40,000 and 310,000 shares of restricted stock awards, respectively, with a weighted average grant date fair value of $36.39 for issuances during 2004 and $24.67 for issuances during 2003 to certain executive officers and key employees. The awards generally vested over four years. Compensation cost for these restricted stock awards is based on the estimated fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. There were no pre-vesting forfeitures estimated for the nine months ended September 30, 2008 and 2007. For the three months ended September 30, 2008 and 2007, the Company recognized zero and $0.2 million, respectively, and the Company recognized zero and $1.0 million for the nine months ended September 30, 2008 and 2007, respectively, in share-based compensation cost related to these restricted stock awards. The Company has completed its amortization of restricted stock awards.

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

2.	Composition of Certain Financial Statement Items

Investments

Investments consisted of the following:

(in thousands)	September 30, 2008	December 31, 2007
	(unaudited)
Short-term
Auction rate securities	$—	$60,703

Total short-term investments	—	60,703
Long-term
Auction rate securities	32,293	—
Equity securities	4,294	753

Total long-term investments	36,587	753

Total investments	$36,587	$61,456

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

The following table represents the financial instruments on the financial statements of the Company subject to SFAS 157 and the valuation approach applied to each class of security:

(in thousands)(unaudited)		Fair Value Measurements at Reporting Date Using
Description	Balance at September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial paper	$39,952	$39,952	$—	$—
Auction rate securities	32,293	—	—	32,293

Total	$72,245	$39,952	$—	$32,293

The Company’s commercial paper investments are valued using quoted active market prices.

At September 30, 2008 the Company holds $32.3 million in AAA rated auction rate securities. Auction rate securities are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7 to 35 days. The underlying assets of the auction rate securities we hold, including the securities for which auctions have failed, are student loans which are guaranteed by the U.S. government under the Federal Education Loan Program. Beginning in February 2008, auctions failed for the Company’s holdings because sell orders exceeded buy orders. As a result of the failed auctions, the Company is holding illiquid securities because the funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures.

On August 8, 2008, UBS announced that it has agreed to a settlement in principle with the Securities and Exchange Commission (SEC) and other state regulatory agencies represented by North American Securities Administrators Association to restore liquidity to all remaining clients who hold auction rate securities. Beginning in mid September 2008, all UBS clients holding auction rate securities who have immediate liquidity needs can obtain loans at no cost for the par value of their auction rate securities holdings. The Company believes it will be able to avail themselves of this relief beginning June 30, 2010, however, has not entered into a settlement agreement with UBS. As of September 30, 2008, the Company’s par value of auction rate securities was $35.6 million.

The valuation of these securities is based on Level 3 unobservable inputs which consist of recommended fair values provided by our broker combined with internal analysis of interest rate spreads and credit quality. As a result of the estimated fair value, the Company has recorded a temporary impairment in the valuation of these securities of $3.3 million, a $0.9 million increase from the second quarter of 2008. These securities are considered “available for sale” in conformity with SFAS 115, Accounting for Certain Investments in Debt and Equity, and the unrealized loss is included in other comprehensive income in the current period. Due to the uncertainty related to the liquidity in the auction rate security market, the Company has classified these auction rate securities as long term assets on the balance sheet.

For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the nine months ended September 30, 2008 by investment type:

(in thousands)(unaudited)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Auction Rate Securities	Total
Beginning Balance	$—	$—
Transfers in to Level 3	35,600	35,600
Earned income	29	29
Total realized/unrealized losses
Included in earnings	—	—
Included in comprehensive income	(3,336)	(3,336)
Purchases, issuances and settlements	—	—

Ending Balance	$32,293	$32,293

Total amount of unrealized losses for the period included in other comprehensive loss attributable to the change in fair market value of related assets still held at the reporting date	$(3,336)	$(3,336)

All realized gains or losses related to financial instruments whose fair value is determined based on Level 3 inputs are included in other income. All unrealized gains or losses related to financial instruments whose fair value is determined based on Level 3 inputs are included in other comprehensive income.

Inventories

Inventories consisted of the following:

(in thousands)	September 30, 2008	December 31, 2007
	(unaudited)
Raw materials and components	$45,430	$34,106
Work in process (materials, labor and overhead)	42,974	35,067
Finished goods (materials, labor and overhead)	111,678	103,519
Adjustment to write up acquired finished goods inventory to fair value	6,499	—

Total inventories	$206,581	$172,692

Property and Equipment

Property and equipment consisted of the following:

(in thousands)	Estimated useful life	September 30, 2008	December 31, 2007
	(In years)	(unaudited)
Land	—	$19,472	$19,623
Building and improvements	1-50	180,875	175,388
Machinery and equipment	1-10	189,048	164,318
Internal use software	1-10	107,415	92,771
Construction in process	—	67,433	65,747

Total property and equipment		564,243	517,847
Accumulated depreciation and amortization		(220,149)	(198,194)

Total property and equipment, net		$344,094	$319,653

Goodwill and Other Intangible Assets

The $14.4 million increase in goodwill on the consolidated balance sheet from December 31, 2007 to September 30, 2008 was the result of $28.0 million for the acquisition of CellzDirect, offset by a $13.6 million foreign currency translation during the first nine months of fiscal year 2008.

Intangible assets consisted of the following:

	September 30, 2008			December 31, 2007
(in thousands)	Weighted average Life	Gross carrying amount	Accumulated amortization	Weighted average Life	Gross carrying amount	Accumulated amortization
	(unaudited)
Amortized intangible assets:
Purchased technology	8 years	$771,655	$(600,205)	7 years	$771,748	$(562,736)
Purchased tradenames and trademarks	8 years	82,029	(54,577)	8 years	83,158	(51,451)
Purchased customer base	9 years	75,145	(36,583)	5 years	51,203	(29,670)
Other intellectual property	6 years	49,760	(32,604)	6 years	45,363	(28,545)

Total intangible assets		$978,589	$(723,969)		$951,472	$(672,402)

Intangible assets not subject to amortization:
Purchased tradenames and trademarks		$7,451			$7,451

Amortization expense related to intangible assets for the three months ended September 30, 2008 and 2007 was $17.7 million and $26.3 million, respectively, and $52.0 million and $81.8 million for the nine months ended September 30, 2008 and 2007, respectively. Estimated aggregate amortization expense is expected to be $18.5 million for the remainder of fiscal year 2008. Estimated aggregate amortization expense for fiscal years 2009, 2010, 2011 and 2012 is $66.7 million, $54.7 million, $46.6 million and $30.2 million, respectively.

Comprehensive Income (Loss)

Total comprehensive income consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, unaudited)	2008	2007	2008	2007
Net income, as reported	$25,228	$30,996	$138,183	$102,140
Unrealized (loss) on investments, net of related tax effects	(550)	—	(2,019)	—
Foreign currency translation adjustment	(83,018)	37,798	(34,981)	63,034

Total comprehensive income (loss)	$(58,340)	$68,794	$101,183	$165,174

3.	Discontinued Operations

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

	Three months ended September 30,
(in thousands, unaudited)	2008	2007
Net revenues	$—	$15
Cost of revenues	—	8

Gross profit	—	7
Operating expenses	—	(2)
Non-operating income	—	501

Net income from discontinued operations before income taxes	—	506
Income tax benefit	—	—

Net income from discontinued operations	$—	$506

	Nine months ended September 30,
(in thousands, unaudited)	2008	2007
Net revenues	$—	$29,962
Cost of revenues	—	22,357

Gross profit	—	7,605
Operating expenses	—	(6,309)
Non-operating income	857	5,457

Net income from discontinued operations before income taxes	857	6,753
Income tax benefit	502	5,608

Net income from discontinued operations	$1,359	$12,361

The net liabilities of discontinued operations include remaining legal and tax liabilities and consisted of the following:

(in thousands)	September 30, 2008	December 31, 2007
	(unaudited)
Accrued expenses and other current liabilities	$—	$2,506

Total liabilities of discontinued operations	$—	$2,506

4.	Business Combinations and Consolidations Costs

The Company continues to integrate recent and pending acquisitions into its operations and recorded approximately $14.2 million and $2.3 million for the three months ended September 30, 2008 and 2007, respectively, and $16.1 million and $4.8 million for the nine months ended September 30, 2008 and 2007, respectively, related to these efforts. These expenses relate primarily to integration efforts currently underway related to the Applied Biosystems (AB) acquisition, as well as severance and other costs associated with previous acquisitions and consolidations.

On January 31, 2008, the Company completed the acquisition of CellzDirect, Inc. (CellzDirect), a privately held company based in Research Triangle Park, North Carolina. CellzDirect, founded in 2001, provides hepatocyte-based cell products and related services used in the testing of new drugs. CellzDirect has approximately 99 employees at its sites located in North Carolina and Texas. The Company does not believe this to be a material acquisition. The Company paid cash of approximately $57.3 million to acquire all of the outstanding shares of CellzDirect. The purchase price paid was allocated to identifiable intangible assets of $26.8 million, fair market value adjustment of acquired inventory of $7.9 million and other net assets acquired of $ 4.7 million. As a result of acquired intangible and fair value adjustment of acquired inventory, deferred tax liabilities of $10.6 million and $3.1 million were recorded, respectively. In addition, the Company recorded $3.6 million of deferred tax assets during the first nine months of 2008 related to net operating loss benefit. The excess of the purchase price over the fair values of assets and liabilities acquired of approximately $28.0 million was assigned to goodwill. The intangible assets are being amortized over a period of five to seven years. The fair market value adjustment of acquired inventory will be amortized into the financial statements based on the sales of acquired inventory.

On June 11, 2008, the Company entered into a definitive merger agreement with AB (formerly Applera Corporation), under which the Company will acquire all outstanding shares of AB in a cash and stock transaction initially valued at approximately $6,778 million. On October 28, 2008, the shareholders of Invitrogen and AB approved the merger. The merger agreement provides that AB will merge with and into Atom Acquisition Corporation, an indirect wholly owned subsidiary of Invitrogen, with AB continuing as the surviving corporation and a direct wholly owned subsidiary of Atom Acquisition, LLC and, immediately thereafter, AB will merge into Atom Acquisition, LLC (Atom), as a direct wholly owned subsidary of Invitrogen. Atom will be the surviving corporation. As a result of the merger, AB shareholders will receive $38.00 for each share of AB stock they own in the form of the Company’s stock and cash, with the expected split between cash and stock of 45% and 55%, respectively. The total value per share will depend on the 20 day volume-weighted average price of the Company’s common stock, for a period ending three business days prior to the close of the transaction which is expected towards the end of 2008. AB shareholders will also have the option to require all cash or all stock, subject to possible proration. Consummation of the merger is subject to customary closing conditions and regulatory approval, including antitrust approval from the European Union. The Company filed the merger agreement with the Securities and Exchange Commission as an Exhibit to a Current Report on Form 8-K on June 16, 2008. For more details on the transaction, refer to this document. As of September 30, 2008, the Company incurred $11.5 million in direct costs such as accounting and legal fees associated with its pending merger with AB currently classified as a long term asset. The Company has also incurred $11.5 million in costs related to pre-merger integration and synergy target related expenses which are included in business combination costs.

On August 29, 2008, the Company completed a cash for stock acquisition of Visigen Biothechnologies, Inc. (Visigen) for a total cash consideration of $21.0 million. Visigen is considered a development stage enterprise, and therefore, the transaction has been accounted for as an asset purchase. For tax purposes, the transaction was treated as a taxable stock acquisition. The Company recorded net assets, including acquired intangibles, and in-process research and development (IPR&D) of $2.1 million and $18.9 million, respectively, in the third quarter of 2008.

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

Segment information was as follows:

(dollars in thousands) (unaudited)	BioDiscovery	Cell Systems	Corporate and Unallocated (1)	Total
Three Months Ended September 30, 2008
Revenues from external customers	$249,391	$112,305	$—	$361,696

Gross profit	178,235	59,001	(19,082)	218,154

Gross margin	72%	52%		60%
Selling and administrative	80,177	31,876	6,248	118,301
Research and development	25,905	4,607	918	31,430
Purchased in-process research and development	—	—	18,901	18,901
Business integration costs	—	—	14,176	14,176

Operating income (loss)	$72,153	$22,518	$(59,325)	$35,346

Operating margin	29%	20%		10%
Three Months Ended September 30, 2007
Revenues from external customers	$220,366	$94,593	$—	$314,959

Gross profit	152,383	50,567	(28,160)	174,790

Gross margin	69%	53%		55%
Selling and administrative	72,260	25,706	6,328	104,294
Research and development	24,141	3,424	1,006	28,571
Purchased in-process research and development	—	—	—	—
Business integration costs	—	—	2,267	2,267

Operating income (loss)	$55,982	$21,437	$(37,761)	$39,658

Operating margin	25%	23%		13%
Nine Months Ended September 30, 2008
Revenues from external customers	$749,743	$329,962	$—	$1,079,705

Gross profit	541,817	176,695	(56,490)	662,022

Gross margin	72%	54%		61%
Selling and administrative	237,142	91,854	18,566	347,562
Research and development	79,887	12,545	2,803	95,235
Purchased in-process research and development	—	—	18,901	18,901
Business integration costs	—	—	16,090	16,090

Operating income (loss)	$224,788	$72,296	(112,850)	$184,234

Operating margin	30%	22%		17%
Nine Months Ended September 30, 2007
Revenues from external customers	$663,193	$282,109	$—	$945,302

Gross profit	465,866	142,483	(86,683)	521,666

Gross margin	70%	51%		55%
Selling and administrative	215,255	74,178	19,824	309,257
Research and development	71,361	10,109	3,150	84,620
Purchased in-process research and development	—	—	—	—
Business integration costs	—	—	4,789	4,789

Operating income (loss)	179,250	58,196	(114,446)	123,000

Operating margin	27%	21%		13%

(1)

Unallocated items for the three months ended September 30, 2008 and 2007 include noncash charges for purchase accounting inventory revaluations of $0.5 million and $0.5 million, amortization of purchased intangibles of $17.7 million and $26.3 million, purchased in-process research and development of $18.9 million and zero, business consolidation costs of $14.2 million and $2.3 million, and expenses related to share-based payments as a result of the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments,” of $8.0 million and $8.7 million, respectively. Unallocated items for the nine months ended September 30, 2008 and 2007 include noncash charges for purchase accounting inventory revaluations of $1.4 million and $0.5 million, amortization of purchased intangibles of $52.0 million and $81.8 million, purchased in-process research and development of $18.9 million and zero, business consolidation costs of $16.1 million and $4.8 million, and expenses related to share-based payments as a result of the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments,” of $24.5 million and $27.4 million, respectively. These items are not allocated by management for purposes of analyzing the operations since they are principally non-cash or other costs resulting primarily from business restructuring or purchase accounting that are separate from ongoing operations.

6.	Long-Term Debt

Long-term debt consisted of the following:

(in thousands)	September 30, 2008	December 31, 2007
	(unaudited)
3 1/4% Convertible Senior Notes (principal due 2025)	$350,000	$350,000
1 1/2% Convertible Senior Notes (principal due 2024)	450,000	450,000
2% Convertible Senior Notes (principal due 2023)	349,981	350,000
Capital leases	283	12
Other	700	812

Total debt	1,150,964	1,150,824
Less current portion	(2)	(124)

Total long-term debt	$1,150,962	$1,150,700

7.	Lines of Credit

On January 9, 2006, the Company entered into a syndicated $250.0 million senior secured credit facility (the Credit Facility) with Bank of America, N.A. Interest rates on outstanding borrowings are determined by reference to LIBOR or to an alternate base rate, with margins determined based on changes in the Company’s leverage ratio. Under the terms of the Credit Facility, the Company may request that the aggregate amount available be increased by $100.0 million of additional financing, subject to certain conditions having been met, including the availability of additional lender commitments. The Credit Facility contains various representations, warranties and affirmative, negative and financial covenants and conditions of default customary for financings of this type. The Company currently anticipates using the proceeds of the Credit Facility for the purpose of general working capital, capital expenditures, acquisitions and/or other capital needs as they may arise. The Credit Facility will terminate and all amounts outstanding under it will be due and payable in full on January 6, 2011. As of September 30, 2008, the available credit is $243.0 million as the Company has issued $7.0 million in letters of credit through the facility.

At September 30, 2008, the Company’s foreign subsidiaries in China, Japan, and India had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The credit facilities bear interest at a fixed rate, the People’s Bank of China rate, the TIBOR and Mizhuho prime rate. The U.S. dollar equivalent of these facilities totaled $11.9 million, $0.4 million of which was outstanding at September 30, 2008.

The weighted average interest rate of the Company’s total lines of credit was 5.1% at September 30, 2008.

As part of the merger agreement entered into with Applied Biosystems in June of 2008, the Company has obtained a confirmed commitment for funding in an aggregate amount of $2.65 billion, consisting of a revolving credit facility of $250 million and term facilities of $2.4 billion. The expected interest rates on the borrowings are determined by reference to LIBOR. Borrowings made from the credit facilities will be used, in part, to fund the cash portion of the consideration paid to holders of Applied Biosystems stock. The remainder of the borrowing will be used to pay for merger transaction costs, to refinance current outstanding indebtedness and to facilitate normal operations. The credit facility contains various representations, warranties and affirmative, negative and financial covenants and conditions of default customary for financings of this type. The funding has been confirmed pending the approval and consummation of the merger agreement entered into with Applied Biosystems.

8.	Commitments and Contingencies

Letters of Credit

The Company had outstanding letters of credit totaling $7.0 million at September 30, 2008, of which $5.0 million was to support liabilities associated with the Company’s self-insured worker’s compensation programs and $2.0 million was to support its building lease requirements. These liabilities are reflected in other current liabilities and long-term deferred credits and reserves in the consolidated balance sheets at September 30, 2008.

Executive Employment Agreements

The Company has employment contracts with key executives that provide for the continuation of salary if terminated for reasons other than cause, as defined in those agreements. At September 30, 2008, future employment contract commitments for such key executives were approximately $18.2 million for the remainder of fiscal year 2008.

Contingent Acquisition Obligations

As a result of prior year acquisitions, the Company may have payment obligations based on percentages of future sales of certain products and services through 2010; however, such amount could not be reasonably estimated as of September 30, 2008. The Company will account for any such contingent payments as an addition to the purchase price of the acquired company. The purchase agreements do not limit the payment to a maximum amount. For the nine months ended September 30, 2008, none of the contingent payments have been earned or paid.

Environmental Liabilities

The Company assumed certain environmental exposures as a result of the merger with Dexter Corporation in 2000 and recorded reserves to cover estimated environmental clean-up costs. The environmental reserves, which are not discounted, were $6.8 million at September 30, 2008, and include current reserves of $0.8 million, which are estimated to be paid during this fiscal year, and long-term reserves of $6.0 million. In addition, the Company has an insurance policy to cover these assumed environmental exposures. Based upon currently available information, the Company believes that it has adequately provided for these environmental exposures and that the outcome of these matters will not have a material adverse effect on its consolidated results of operations.

Intellectual Properties

The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including protection of its owned and licensed intellectual property. The Company accrues for such contingencies when it is probable that a liability is incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. Specific royalty liabilities related to acquired businesses have been recorded on the consolidated financial statements at September 30, 2008.

Litigation

The Company is subject to potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted. These matters have arisen in the ordinary course and conduct of the Company’s business, as well as through acquisitions, and some are expected to be covered, at least partly, by insurance. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters that are pending or may be asserted could be decided unfavorably to the Company. Although the amount of liability at September 30, 2008 with respect to these matters cannot be ascertained, the Company believes that any resulting liability should not materially affect its consolidated financial statements.

9.	Pension Plans and Postretirement Health and Benefit Program

The Company has several defined benefit pension plans covering its U.S. employees and employees in several foreign countries.

The components of net periodic pension cost for the Company’s pension plans and postretirement health and benefit program for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Domestic Plans
	Three months ended September 30,		Nine months ended September 30,
(in thousands) (unaudited)	2008	2007	2008	2007
Service cost	$—	$20	$—	$60
Interest cost	874	842	2,622	2,519
Expected return on plan assets	(1,076)	(1,059)	(3,228)	(3,066)
Amortization of prior service cost	60	59	180	179
Amortization of actuarial loss	204	240	612	856

Net periodic pension cost	$62	$102	$186	$548

	Foreign Plans
	Three months ended September 30,		Nine months ended September 30,
(in thousands) (unaudited)	2008	2007	2008	2007
Service cost	$634	$1,195	$1,868	$3,501
Interest cost	1,331	840	3,170	2,468
Expected return on plan assets	(1,197)	(674)	(2,830)	(1,981)
Amortization of actuarial loss	104	151	228	445

Net periodic pension cost	$872	$1,512	$2,436	$4,433

10.	Income Taxes

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

As of September 30, 2008 and December 31, 2007, the total amount of gross unrecognized tax benefits was $33.3 million and $27.8 million, respectively. Of the $33.3 million in unrecognized tax benefits at September 30, 2008, $25.3 million of which would reduce our income tax expense and effective tax rate, if recognized.

In conjunction with the adoption of FIN 48, the Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

The Company is subject to routine compliance reviews on various tax matters around the world in the ordinary course of business. Currently, audits are occurring in the United States.

11.	Stock Repurchase Program

In July 2007, the Board approved a program authorizing management to repurchase up to $500 million of common stock over the next three years. Under this plan, the Company repurchased 1.2 million shares at a total cost of approximately $100.0 million during the first nine months of 2008. The amount of stock the company is able to repurchase is also limited by the covenants of the new debt financing associated with the Applied Biosystems merger. The cost of repurchased shares are included in treasury stock and reported as a reduction in stockholders’ equity.

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

OVERVIEW

Revenues for the three and nine months ended September 30, 2008 were $361.7 million and $1,079.7 million, respectively, with income from continuing operations of $25.2 million and $136.8 million, respectively, and net income of $25.2 million and $138.2 million, respectively.

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

CRITICAL ACCOUNTING POLICIES

There were no significant changes in critical accounting policies from those at December 31, 2007. The Company adopted SFAS 157, Fair Value Measurements, and SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, in the current fiscal year without material impact to the financial statements. For additional information on the recent accounting pronouncements impacting our business, see Note 1 of the Notes to Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

Third Quarter of 2008 Compared to the Third Quarter of 2007

The following table compares revenues and gross margin by segment for the third quarter of 2008 and 2007:

	Three months ended September 30,		Increase	% Increase
(in millions)(unaudited)	2008	2007
BioDiscovery revenues	$249.4	$220.4	$29.0	13%
Cell Systems revenues	112.3	94.6	17.7	19%

Total revenues	$361.7	$315.0	$46.7	15%

BioDiscovery gross margin	72%	69%
Cell Systems gross margin	52%	53%
Total gross margin	60%	55%

Revenues

The Company’s revenues increased by $46.7 million or 15% for the third quarter of 2008 compared to the third quarter of 2007. The increase in revenue was primarily driven by a $24.7 million increase in volume and pricing, $11.3 million of favorable currency impacts, $5.6 million increase in royalty revenue, and $3.8 million due to acquisitions. For details on segment performance, refer to the Segment Results section below.

Gross Profit

Gross profit increased $43.4 million or 25% in the third quarter of 2008 compared to the third quarter of 2007. The increase in gross profit was primarily due to a $17.5 million increase in volume and pricing, $8.6 million decrease in purchased intangible assets amortization, $7.9 million in favorable currency impacts, and $5.5 million increase in royalty revenue. Amortization expense related to purchased intangible assets acquired in our business combinations was $17.7 million for the third quarter of 2008 compared to $26.3 million for the third quarter of 2007.

Operating Expenses

The following table compares operating expenses by segment for the third quarter of 2008 and 2007:

	Three months ended September 30,				$ Increase	% Increase
	2008		2007
(in millions)(unaudited)	Operating expense	As a percentage of segment revenues	Operating expense	As a percentage of segment revenues
BioDiscovery segment:
Sales and marketing	$50.5	20%	$47.0	21%	$3.5	7%
General and administrative	29.7	12%	25.3	11%	4.4	17%
Research and development	25.9	10%	24.1	11%	1.8	7%
Cell Systems segment:
Sales and marketing	$19.0	17%	$15.5	16%	$3.5	23%
General and administrative	12.9	11%	10.2	11%	2.7	26%
Research and development	4.6	4%	3.4	4%	1.2	35%
Unallocated(1):
Sales and marketing	$2.2		$1.4
General and administrative	4.0		4.9
Research and development	0.9		1.1
Consolidated:
Sales and marketing	$71.7	20%	$63.9	20%	$7.8	12%
General and administrative	46.6	13%	40.4	13%	6.2	15%
Research and development	31.4	9%	28.6	9%	2.8	10%

(1)	Consists primarily of shared-based compensation expense associated with SFAS 123R. See Note 1 of the Consolidated Financial Statements for additional information.

Sales and Marketing. For the third quarter of 2008, sales and marketing expenses increased $7.8 million or 12% compared to the third quarter of 2007. This increase was driven primarily by increases of $3.6 million in compensation, bonus and benefits, $1.0 million in travel and entertainment expenses, $1.0 million in unfavorable foreign currency impacts, and $0.7 million in share-based compensation.

General and Administrative. For the third quarter of 2008, general and administrative expenses increased $6.2 million or 15% compared to the third quarter of 2007. This increase was driven primarily by a $2.2 million increase in compensation, bonus and benefits and a $4.4 million increase in purchased services.

Research and Development. Research and development expenses for the third quarter of 2008 increased $2.8 million or 10% compared to the third quarter of 2007. This increase was primarily due to a $2.7 million increase in compensation, bonus and benefits.

In-Process Research and Development. In-process research and development expenses for the three months ended September 30, 2008 were $18.9 million compared to none in the third quarter of 2007. See Note 4 of the Consolidated Financial Statements for additional information.

Business Consolidation Costs. These costs are associated with our efforts to acquire companies, realign our business and consolidation of certain facilities. Compared to the same period in prior year, business consolidation costs for the three months ended September 30, 2008, increased by $11.9 million of which $11.5 million was primarily attributable to third party costs associated with Applied Biosystems pre-merger integration efforts and developing synergy target plans. We expect to continue to incur business consolidation costs in 2008 from previous acquisitions and potential future acquisitions.

Other Income (Expense)

Interest Income

Interest income was $6.3 million for the third quarter of 2008 compared to $7.7 million for the third quarter of 2007. The decrease was due to lower interest rate in the third quarter of 2008, compared to interest rate in the third quarter of 2007.

Interest income in the future will be affected by changes in short-term interest rates and changes in cash balances, which may materially increase or decrease as a result of acquisitions and other financing activities.

Interest Expense

Interest expense remained constant at $6.9 million for the third quarter of 2008 and 2007. The majority of the Company’s interest expense is derived from its convertible notes with fixed interest rates.

Provision for Income Taxes

The provision for income taxes as a percentage of pre-tax income from continuing operations was 26.1% for the third quarter of 2008 compared with 27.3% for the third quarter of 2007. The decrease in the effective tax rate was attributable to the increase in integration costs, release of a prior year valuation allowance, offset by the nondeductible write-off of in-process research and development related to the Visigen acquisition, and the loss of the federal research and development tax credit, which expired at the end of 2007. The federal research and development tax credit has since been re-enacted in October 2008 and the benefit will be realized in the fourth quarter.

Segment Results for the Third Quarter of 2008 Compared to the Third Quarter of 2007

BioDiscovery Segment. BioDiscovery revenues for the third quarter of 2008 increased by $29.0 million or 13% compared to the third quarter of 2007. The increase was primarily due to a $14.4 million increase in volume and pricing especially in drug discovery sciences, molecular biology and cellular analysis products, an $8.1 million favorable currency translation, and a $5.6 million increase in royalty revenue. BioDiscovery gross margin increased by 3 percentage points to 72% mainly due to product pricing and sales volume increases and higher royalty revenue. In line with the increase in gross margin, BioDiscovery operating margin as a percentage of sales for the third quarter of 2008 increased to 29% from 25% in the third quarter of 2007.

Cell Systems Segment. Cell Systems revenues for the third quarter of 2008 increased by $17.7 million or 19% compared to the third quarter of 2007. The increase was primarily due to a $9.8 million increase in volume and price, $3.8 million related to acquisitions, and $3.2 million in favorable currency translation. Cell Systems gross margin for the third quarter of 2008 declined 1% to 52% compared to the third quarter of 2007. This decrease was primarily attributable to higher revenue mix of lower margin product offset slightly by currency benefits. Cell Systems operating margin decreased by 3 percentage points to 20% for the third quarter of 2008 compared to the third quarter of 2007. Increases in selling and marketing expenses as a percentage of revenue contributed to the decrease in operating margin.

First Nine Months of 2008 compared to First Nine Months of 2007

The following table compares revenues and gross margin by segment for the first nine months of 2008 and 2007:

	Nine months ended September 30,		Increase	% Increase
(in millions)(unaudited)	2008	2007
BioDiscovery revenues	$749.7	$663.2	$86.5	13%
Cell Systems revenues	330.0	282.1	47.9	17%

Total revenues	$1,079.7	$945.3	$134.4	14%

BioDiscovery gross margin	72%	70%
Cell Systems gross margin	54%	51%
Total gross margin	61%	55%

Revenues

Revenues increased by $134.4 million or 14% for the first nine months of 2008 compared to the first nine months of 2007. Foreign currency translation increased revenues by $52.5 million. Increase in volume and price, acquisition, and royalty revenue accounted for $66.9 million, $11.6 million, and $3.4 million of the increase in revenue over the prior year, respectively. See Segment Results below for further information.

Gross Profit

Gross profit increased by $140.4 million or 27% for the first nine months of 2008 compared to the first nine months of 2007. The increase in gross profit was primarily driven by $51.2 million in increased volume and pricing, $36.7 million in favorable foreign currency impacts, $9.8 million in favorable product mix, $7.7 million as a result of acquisition, $3.6 million in increased royalty revenue and $29.8 million in decreased purchased intangible amortization, respectively. Amortization expense related to purchased intangible assets acquired in our business combinations was $52.0 million for the first nine months of 2008 compared to $81.8 million for the first nine months of 2007.

Operating Expenses

The following table compares operating expenses by segment for the first nine months of 2008 and 2007:

	Nine months ended September 30,				$ Increase	% Increase
	2008		2007
(in millions)(unaudited)	Operating expense	As a percentage of segment revenues	Operating expense	As a percentage of segment revenues
BioDiscovery segment:
Sales and marketing	$153.2	20%	$134.9	20%	$18.3	14%
General and administrative	83.9	11%	80.3	12%	3.6	5%
Research and development	79.9	11%	71.4	11%	8.5	12%
Cell Systems segment:
Sales and marketing	$56.2	17%	$44.0	16%	$12.2	28%
General and administrative	35.6	11%	30.2	11%	5.4	18%
Research and development	12.5	4%	10.1	4%	2.4	24%
Unallocated(1):
Sales and marketing	$5.9		$4.6
General and administrative	12.7		15.2
Research and development	2.8		3.2
Consolidated:
Sales and marketing	$215.3	20%	$183.5	19%	$31.8	17%
General and administrative	132.2	12%	125.7	13%	6.5	5%
Research and development	95.2	9%	84.7	9%	10.5	12%

(1)	Consists primarily of shared-based compensation expense associated with FAS 123R. See Note 1 of the Condensed Consolidated Financial Statements for additional information.

Sales and Marketing. For the first nine months of 2008, sales and marketing expenses increased by $31.8 million or 17% compared to the first nine months of 2007. This increase was primarily driven by a $13.6 million increase in compensation, bonus and commission expenses, $5.7 million due to unfavorable foreign currency impacts, a $3.4 million increase in travel and meetings expenses, $3.3 million of additional overhead expense, and a $2.0 million increase in recruitment and relocation expenses.

General and Administrative. For the first nine months of 2008, general and administrative expenses increased by $6.5 million or 5% compared to the first nine months of 2007 primarily due to an $8.1 million increase in compensation and bonus expenses, offset by a decrease of $2.5 million in stock-based compensation.

Research and Development. Research and development expenses for the first nine months of 2008 increased by $10.5 million or 12% compared to the first nine months of 2007. This increase was primarily driven by a $5.9 million increase in compensation and bonus, a $3.4 million increase in supplies expense, and a $1.0 million increase in recruitment and relocation expenses.

In-Process Research and Development. In-process research and development expenses for the nine months ended September 30, 2008 were $18.9 million compared to none in the first nine months of 2007. See Note 4 of the Consolidated Financial Statements for additional information.

Business Consolidation Costs. These costs are associated with our efforts to acquire companies, realign our business and consolidation of certain facilities. Compared to the same period in prior year, business consolidation costs for the nine months ended September 30, 2008, increased by $11.3 million was primarily attributable to $11.5 million in third party costs associated with Applied Biosystems pre-merger integration efforts and developing synergy target plans. We expect to continue to incur business consolidation costs in 2008 from previous acquisitions and potential future acquisitions.

Other Income (Expense)

Interest Income. Interest income was $20.5 million for the first nine months of 2008, compared to $19.6 million for the first nine months of 2007. The increase in average cash balance year over year was the primary driver for the increase.

Interest income in the future will be affected by changes in short-term interest rates and changes in cash balances, which may materially increase or decrease as a result of acquisitions and other financing activities.

Interest Expense. Interest expense was $20.6 million for the first nine months of 2008 compared to $21.1 million for the first nine months of 2007. The decrease in interest expense was primarily due to the decrease in fees related to the unused portion of the Company’s revolving credit line.

Provision for Income Taxes

The provision for income taxes as a percentage of pre-tax income from continuing operations was 26.0% for the first nine months of 2008 compared with 27.1% for the first nine months of 2007. The decrease in the effective tax rate was attributable to the conclusion of the bilateral Advance Pricing Agreement between the United States and Japan, release of a prior year valuation allowance, and a reduction of employee stock options and purchase plans expenses that are treated as non-deductible under SFAS 123R, offset by the nondeductible write-off of in-process research and development related to the Visigen acquisition, and the loss of the federal research and development tax credit, which expired at the end of 2007. The federal research and development tax credit has since been re-enacted in October 2008 and the benefit will be realized in the fourth quarter.

Segment Results for the First Nine months of 2008 Compared to the First Nine months of 2007

BioDiscovery Segment. BioDiscovery revenues for the first nine months of 2008 increased by $86.5 million or 13% compared to the first nine months of 2007. This increase was primarily driven a by $47.0 million increase in volume and pricing, a $36.0 million in favorable foreign currency translation, and a $3.5 million increase in royalty revenue. BioDiscovery gross margin for the first nine months of 2008 increased by 2% to 72% compared to the first nine months of 2007. BioDiscovery operating margin was 30% for the first nine months of 2008 compared to 27% for the first nine months of 2007. BioDiscovery operating margin increased slightly higher than its gross margin as a result of a slight reduction in general and administration expenses as a percentage of revenue.

Cell Systems Segment. Cell Systems revenues for the first nine months of 2008 increased by $47.9 million or 17% compared to the first nine months of 2007. This increase was primarily driven by a $19.8 million increase in volume and pricing, favorable currency translation of $16.5 million, and $11.6 million due to acquisitions. Cell Systems gross margin for the first nine months of 2008 increased by 3% to 54% compared to the first nine months of 2007. The increase was mainly driven by increased sales volume, favorable foreign currency impacts, and increased sales as a result of acquisitions. Cell Systems operating margin increased by 1% to 22% for the first nine months of 2008 compared to the first nine months of 2007. Cell Systems operating margin increased by a slower pace compared to gross margin due to an increase in selling and marketing expenses as a percentage of revenue.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $673.1 million at September 30, 2008, an increase of $66.9 million from December 31, 2007 primarily due to cash provided by operating activities of $234.5 million offset by cash used in investing activities of $109.3 million, cash used in financing activities of $43.1 million and a decline of $15.2 million in the US dollar value of cash at our foreign subsidiaries. Cash flow from discontinued operations is included in the Consolidated Statements of Cash Flows.

Operating activities provided net cash of $234.5 million through the third quarter of 2008 primarily from our net income of $138.2 million plus net noncash charges of $129.7 million, partially offset by a decrease in cash from operating assets and liabilities of $33.4 million. The decrease in cash within operating assets and liabilities was mainly due to a $21.7 million increase in inventories, an $11.6 million net decrease in income taxes liabilities, and an $8.1 million decrease in accrued expenses and other liabilities, partially offset by an $11.7 million increase in accounts payable.

As a result of working capital improvement programs, we expect to utilize our working capital more efficiently in the future resulting in higher inventory turnover and lower days sales outstanding. Our working capital factors, such as inventory turnover and days sales outstanding are seasonal, and on an interim basis during the year, may require an influx of short-term working capital.

On January 9, 2006, we entered into a syndicated $250.0 million senior secured credit facility (the Credit Facility) with Bank of America, N.A. Interest rates on outstanding borrowings are determined by reference to LIBOR or to an alternate base rate, with margins determined based on changes in our leverage ratio. Under the terms of the Credit Facility, we may request that the aggregate amount available be increased by $100.0 million of additional financing, subject to certain conditions having been met, including the availability of additional lender commitments. The Credit Facility contains various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financings of this type. We currently anticipate using the proceeds of the Credit Facility for the purpose of general working capital and capital expenditures, and the Credit Facility will terminate and all amounts outstanding under it will be due and payable in full on January 6, 2011. As of September 30, 2008, the available credit was $243.0 million as the Company has issued $7.0 million in letters of credit through the facility. See Note 7 of the Notes to Consolidated Financial Statements.

As of September 30, 2008, several of the Company’s foreign subsidiaries had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The U.S. dollar equivalent of these facilities totaled $11.9 million, of which $0.4 million was outstanding at September 30, 2008.

At September 30, 2008 the Company held $32.3 million in AAA rated auction rate securities. Auction rate securities are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7 to 35 days. Beginning in February 2008, auctions failed for the Company’s holdings because sell orders exceeded buy orders. The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. The underlying assets of the auction rate securities we hold, including the securities for which auctions have failed, are student loans which are guaranteed by the U.S. government under the Federal Education Loan Program. The Company does not believe the carrying values of these municipal auction rate securities are permanently impaired and believe the positions will be liquidated without any significant loss.

On August 8, 2008, UBS announced that it has agreed to a settlement in principle with the SEC and other state regulatory agencies represented by North American Securities Administrators Association to restore liquidity to all remaining clients who hold auction rate securities. At a future date, all UBS clients holding auction rate securities who have immediate liquidity needs and have entered into a settlement agreement with UBS can obtain loans at no cost for up to the par value of their auction rate securities holdings. The Company believes it will be able to avail themselves of this relief beginning June 30, 2010, however, but has not entered into a settlement agreement with UBS. As a result, the Company believes liquidity concerns associated with auction rate securities are not significant.

As part of the merger agreement entered into with Applied Biosystems in June of 2008, the Company has obtained a confirmed commitment for funding in an aggregate amount of $2.65 billion, consisting of a revolving credit facility of $250 million and term facilities of $2.4 billion. The expected interest rates on the borrowings are determined by reference to LIBOR. Borrowings made from the credit facilities will be used, in part, to fund the cash portion of the consideration paid to holders of Applied Biosystems stock. The remainder of the borrowing will be used to pay for merger transaction costs, to refinance current outstanding indebtedness and to facilitate normal operations. The credit facility contains various representations, warranties and affirmative, negative and financial covenants and conditions of default customary for financings of this type. The financing commitment surrounding this debt financing has been confirmed and the ultimate funding is pending the approval and consummation of the merger agreement entered into with Applied Biosystems, which is expected to occur towards the end of 2008.

We believe our current cash and cash equivalents, investments, cash provided by operations and interest income earned thereon and cash available from bank loans and lines of credit will satisfy our working capital requirements for the foreseeable future. Our future capital requirements and the adequacy of our available funds will depend on many factors, including future business acquisitions, future stock or note repayment or repurchases, scientific progress in our research and development programs and the magnitude of those programs, our ability to establish collaborative and licensing arrangements, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and competing technological and market developments. In light of the current market conditions surrounding the credit market, the risk of the inability to obtain credit in the market is a potential risk. We believe that our positive cash flow generation and secured financing arrangements allow the company to mitigate this risk and ensures the company has the necessary working capital requirements to fund continued operations.

We intend to continue our strategic investment activities in new product development, in-licensing technologies and acquisitions that support our BioDiscovery and Cell Systems platforms. In the event additional funding needs arise, we may obtain cash through new debt or stock issuance, or a combination of sources.

CONTRACTUAL OBLIGATIONS

Except for Amendment No. 1 to the Agreement and Plan of Merger to acquire Applied Biosystems Inc., as disclosed in Note 4 and filed with the Securities and Exchange Commission as an Exhibit to a Current Report on Form 8-K on September 10, 2008, we did not enter into any material contractual obligations during the three months ended September 30, 2008. We have no material contractual obligations not fully recorded on our Consolidated Balance Sheets or fully disclosed in the Notes to our Consolidated Financial Statements. We have no off-balance sheet arrangements as defined in S-K 303(a)(4)(ii). See Note 8 to our Consolidated Financial Statements.

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

Foreign Currency Transactions

We have operations in the Americas, Europe and Asia-Pacific. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. Many of our reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in exchange rates because they may become worth more or less than they were worth at the time we entered into the transaction due to changes in exchange rates. Both realized and unrealized gains or losses on the value of these receivables and payables are included in the determination of net income. Realized and unrealized gains or losses on the value of financial contracts entered into to hedge the exchange rate exposure of these receivables and payables are also included in the determination of net income. The net currency exchange gain recognized on business transactions, net of hedging transactions, was $1.9 million for the nine months ended September 30, 2008 and is included in other income (expense) in the Consolidated Statements of Operations.

Our currency exposures vary, but are primarily concentrated in the euro, British pound sterling, Norwegian kroner and Japanese yen. Historically, we have used foreign currency forward contracts to mitigate foreign currency risk on foreign currency receivables and payables. At September 30, 2008, we had $63.6 million in foreign currency forward contracts outstanding to hedge currency risk on specific receivables and payables. These contracts, which all settle in October 2008, effectively fix the exchange rate at which these specific receivables and payables will be settled, so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying receivables and payables.

In addition to hedging the value of our foreign currency receivables and payables, our foreign currency-hedging program includes hedging of forecasted foreign currency cash flows. The increase or decrease in value of forward contracts to hedge forecasted foreign currency cash flows prior to their maturity are accounted for as cash flow hedges and recorded in other comprehensive income in the Consolidated Balance Sheets. To the extent any portion of the forward contracts is determined to not be an effective hedge, the increase or decrease in value prior to the maturity are recorded in other income (expense) in the Consolidated Statements of Operations. At September 30, 2008, we did not have any outstanding forward contracts to hedge forecasted foreign currency cash flows.

Commodity Prices

Our exposure to commodity price changes relates to certain manufacturing operations that utilize certain commodities as raw materials. We manage our exposure to changes in those prices primarily through our procurement and sales practices.

Interest Rates

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The fair value of our cash equivalents and marketable securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. At September 30, 2008, we had $708.1 million in cash, cash equivalents, fixed income instruments and marketable securities, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of $705.3 million of our cash, cash equivalents and auction rate securities at September 30, 2008, as these securities continually reset to market interest rates on a short term basis. A 100 basis point increase or decrease in interest rates would decrease or increase, respectively, the remaining $2.8 million of our investments by an immaterial amount. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our Statement of Operations until the investment is sold or if the reduction in fair value was determined to be an other than a temporary impairment.

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

To be successful after the merger, Invitrogen and ABI will need to combine and integrate the operations of their separate companies. The combination of two independent companies is a complex, costly and time-consuming process. As a result, the combined company will be required to devote significant management attention and resources to integrating the diverse business practices and operations of Invitrogen and ABI. The integration process may divert the attention of Invitrogen’s and ABI’s executive officers and management from day-to-day operations and disrupt the business of either or both of the companies and, if implemented ineffectively, preclude realization of the full benefits of the transaction expected by Invitrogen and ABI. Invitrogen has not previously completed a merger or acquisition comparable in size or scope to the transaction. The failure of the combined company to meet the challenges involved in integrating successfully the operations of Invitrogen and ABI or otherwise to realize any of the anticipated benefits of the transaction could cause an interruption of, or a loss of momentum in, the activities of the combined company and could seriously harm its results of operations. In addition, the overall integration of the two companies may result in unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and diversion of management’s attention, and may cause the combined company’s stock price to decline. The difficulties of combining the operations of the companies include, among others:

•	maintaining employee morale and retaining key employees;

•	preserving important strategic and customer relationships;

•	unanticipated issues in integrating information, communications and other systems;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations;

•	coordinating marketing functions;

•	unanticipated incompatibility of logistics, marketing and administration methods;

•	integrating the business cultures of both companies;

•	the diversion of management’s attention from ongoing business concerns; and

•	coordinating geographically separate organizations.

In addition, even if the operations of Invitrogen and ABI are integrated successfully, the combined company may not fully realize the expected benefits of the transaction, including the synergies, cost savings, or sales or growth opportunities. These benefits may not be achieved within the anticipated time frame, or at all. Further, because the businesses of Invitrogen and ABI differ, the results of operations of the combined company and the market price of Invitrogen common stock may be affected after the transaction by factors different from those affecting the shares of Invitrogen common stock and Applied Biosystems stock currently, and may suffer as a result of the transaction. As a result, Invitrogen and ABI cannot assure you that the combination of ABI with Invitrogen will result in the realization of the full benefits anticipated from the transaction.

If we are unable to finance the merger through existing cash balances and borrowings from the proposed credit facilities, the completion of the merger will be jeopardized.

Invitrogen intends to finance the cash portion of the merger consideration primarily with the Credit Facilities, existing cash balances of Invitrogen and ABI and cash flow from operations. Although Invitrogen has entered into a financing commitment letter with Bank of America, BAS, UBS Finance, UBS and MSSF, or the Commitment Parties, the financing commitment letter includes certain customary conditions to funding, including, without limitation, receipt of requisite approvals and satisfaction of the conditions to closing of the merger as set forth in the merger agreement. In the event that these conditions are not satisfied or the funding of the Credit Facilities does not occur for any other reason and Invitrogen is unable to finance the merger, but is still obligated to complete the merger, Invitrogen may have to adopt one or more alternatives, such as selling assets or restructuring debt, which may adversely affect Invitrogen’s business, financial condition and results of operations. In addition, it may be difficult for Invitrogen to access existing cash balances at Invitrogen’s or ABI’s foreign subsidiaries because of regulatory restrictions under foreign law and adverse tax consequences. Financing alternatives may not be available on acceptable terms, in a timely manner or at all. If other financing becomes necessary and Invitrogen is unable to secure such additional financing, the completion of the merger will be jeopardized and Invitrogen could be in breach of the merger agreement.

The issuance of shares of Invitrogen common stock to Applied Biosystems stockholders in the merger will substantially reduce the percentage ownership interests of current Invitrogen stockholders.

If the transaction is completed, Invitrogen and ABI expect that, based on shares of Applied Biosystems stock and ABI’s equity-based incentive awards outstanding as of June 11, 2008, and assuming merger consideration of $38.00 in value for each share of Applied Biosystems stock, Invitrogen will pay between $3.0 billion and $3.2 billion in cash and issue approximately 80 million shares of Invitrogen common stock in the merger. Holders of Applied Biosystems stock are expected to own approximately 45% of the shares of Invitrogen common stock outstanding after the merger. Invitrogen stockholders will continue to own their existing shares of Invitrogen common stock, which will not be affected by the merger, other than by the dilution resulting from the issuance of Invitrogen common stock in the merger. The issuance of approximately 80 million shares of Invitrogen common stock to holders of Applied Biosystems stock and holders of ABI’s equity-based incentive awards will cause a significant reduction in the relative percentage interests of current Invitrogen stockholders in earnings, voting, liquidation value and book and market value.

Some of the conditions to the merger may be waived by Invitrogen or ABI without resoliciting stockholder approval of the merger agreement.

Some of the conditions set forth in the merger agreement may be waived by Invitrogen or ABI, subject to the agreement of the other party in specific cases. See “The Merger Agreement — Conditions to Completion of the Merger.” If any conditions are waived, Invitrogen and ABI will evaluate whether amendment of this joint proxy statement/prospectus and resolicitation of proxies is warranted. In the event that the board of directors of Invitrogen or ABI determines that resolicitation of stockholders is not warranted, the applicable company will have the discretion to complete the transaction without seeking further stockholder approval.

Provisions of the merger agreement may deter alternative business combinations.

Restrictions in the merger agreement on solicitation generally prohibit Invitrogen and ABI from soliciting any acquisition proposal or offer for a merger or business combination with any other party, including a proposal that might be advantageous to the stockholders of Invitrogen or ABI when compared to the terms and conditions of the merger described in this joint proxy statement/prospectus. In addition, if the merger agreement is terminated, under certain specified circumstances, Invitrogen or ABI could be required to pay the other a termination fee of $150 million. These provisions may deter third parties from proposing or pursuing alternative business combinations that might result in greater value to holders of Invitrogen common stock or holders of Applied Biosystems stock than the transaction.

Provisions of the merger agreement for the payment of a termination fee could negatively affect the stock prices of Invitrogen common stock and Applied Biosystems stock if the merger agreement is terminated in certain circumstances.

In the event the merger is terminated by Invitrogen or ABI in circumstances that obligate either party to pay the termination fee to the other party, including if either party terminates the merger agreement because the other party’s board of directors withdraws its support of the merger, the trading price of Invitrogen’s common stock and/or Applied Biosystems’ stock may decline.

Directors and executive officers of ABI have interests in the transaction that may be different from, or in addition to, the interests of Applied Biosystems stockholders.

In considering the recommendation of ABI’s board of directors, Applied Biosystems stockholders should be aware that ABI’s directors and executive officers have interests in the merger and have arrangements that are different from, or in addition to, those of Applied Biosystems stockholders generally. These interests and arrangements may create potential conflicts of interest.

These interests and arrangements include:

•

change-in-control severance agreements with ABI’s current executive officers that provide for, among other things, severance benefits in the event of certain qualifying terminations of employment in connection with or following the merger;

•	vesting of all unvested equity awards, including those held by ABI’s directors and executive officers;

•	vesting and conversion into Applied Biosystems stock of all unvested restricted stock units;

•	accelerated payment of awards under ABI’s Performance Unit Bonus Plan;

•	continued service on Invitrogen’s board of directors by three of ABI’s directors and the appointment of Mark. P. Stevenson as President and Chief Operating Officer of Invitrogen; and

•	continued indemnification and insurance coverage as required under the merger agreement.

As a result of these interests, directors and officers of ABI could be more likely to vote, and, in the case of directors, recommend to stockholders that they vote, to adopt the merger agreement and approve the merger than if they did not hold these interests and may have reasons for doing so that are not the same as the interests of other Applied Biosystems stockholders. For a full description of the interests of directors and executive officers of ABI in the merger, see “The Merger — Interests of ABI’s Directors and Executive Officers in the Merger.”

The merger is subject to waiting periods and the receipt of consents and approvals from, or challenge by, various governmental entities that may impose conditions on, jeopardize or delay consummation of, or reduce the anticipated benefits of, the merger.

Completion of the merger is conditioned upon the receipt of any material governmental consents and approvals, including (1) the review of transactions related to the merger by the DOJ and the FTC, and the expiration or termination of the applicable statutory waiting period, and any extension thereof, under the HSR Act, which expired at 11:59 p.m. on July 28, 2008, and (2) the expiration or termination of the applicable waiting period under the ECMR, as well as the approval of competition regulatory authorities in several other countries.

At any time before or after the effective time of the merger, the DOJ, the FTC or others (including states and private parties) could take action under the applicable antitrust laws, including seeking to prevent the merger, to rescind the merger or to conditionally approve the merger upon the divestiture of assets. There can be no assurance that a challenge to the merger on antitrust grounds will not be made or, if a challenge is made, that it would not be successful.

These consents and approvals may impose conditions on, or require divestitures relating to, the divisions, operations or assets of Invitrogen or ABI that could have an adverse effect on Invitrogen, ABI or the combined company. These conditions or divestitures may jeopardize or delay completion of the merger or may reduce the anticipated benefits of the merger. Further, no assurance can be given that the required consents and approvals will be obtained or that the required conditions to closing will be satisfied. In addition, if all required consents and approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals or that they will satisfy the terms of the merger agreement.

Whether or not the merger is consummated, the announcement and pendency of the merger could cause disruptions in the businesses of Invitrogen and ABI, which could have an adverse effect on their businesses and financial results.

Whether or not the merger is consummated, the announcement and pendency of the merger could cause disruptions in or otherwise negatively affect the businesses of Invitrogen and ABI. Among other things:

•

the business combination of Invitrogen and ABI may disrupt the respective companies’ business relationships with current customers, who may delay or defer decisions about current and future agreements with Invitrogen and ABI because of the pending merger;

•

current and prospective employees of Invitrogen and ABI may experience uncertainty about their future roles with the combined company, which might adversely affect Invitrogen’s and ABI’s ability to retain key managers and other employees; and

•	the attention of management of each of Invitrogen and ABI may be directed from business operations toward the consummation of the merger.

These disruptions could be exacerbated by a delay in the consummation of the merger or termination of the merger agreement and could have an adverse effect on the respective businesses and financial results of Invitrogen and ABI if the merger is not consummated or of the combined company if the merger is consummated.

If the merger is not consummated, Invitrogen and ABI will have incurred substantial costs that may adversely affect Invitrogen’s and ABI’s financial results and operations and the market price of Invitrogen common stock and Applied Biosystems stock.

Invitrogen and ABI have incurred and will continue to incur substantial costs in connection with the proposed merger. These costs are primarily associated with the fees of their respective financial advisors, accountants and attorneys. In addition, Invitrogen and ABI have each diverted significant management resources in an effort to consummate the merger and are each subject to restrictions contained in the merger agreement on the conduct of their businesses. If the merger is not consummated, Invitrogen and ABI will have incurred significant costs, including the diversion of management resources, from which they will have received little or no benefit. Also, if the merger is not consummated under certain circumstances specified in the merger agreement, Invitrogen or ABI may be required to pay the other party a termination fee of $150 million.

In addition, if the merger is not consummated, Invitrogen and ABI may experience negative reactions from the financial markets and Invitrogen’s and ABI’s collaborative partners, customers and employees. Each of these factors may adversely affect the trading price of Invitrogen’s common stock and Applied Biosystems stock and/or Invitrogen’s and ABI’s financial results and operations.

If the merger does not qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code, the receipt of Invitrogen common stock as consideration for the merger may be taxable to holders of Applied Biosystems stock.

If the merger does not qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code, each U.S. holder of Applied Biosystems stock will recognize gain or loss with respect to each share of Applied Biosystems stock that it exchanges in the merger equal to the difference, if any, between (1) the sum of any cash received (including cash received in lieu of a fractional share of Invitrogen common stock) and the fair market value, as of the effective time of the merger, of the shares of Invitrogen common stock received by such holder in the exchange and (2) such holder’s tax basis in the shares of Applied Biosystems stock exchanged for shares of Invitrogen common stock. In such event, the U.S. holder’s aggregate tax basis in the shares of Invitrogen common stock so received will equal their fair market value as of the effective time of the merger, and such holder’s holding period for such shares will begin the day after the merger. The merger may not qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code depending on the trading price of Invitrogen common stock at the time of the merger. On June 10, 2008, the last trading day before the execution date of the merger agreement, Invitrogen common stock closed at $43.69 per share, as reported on NASDAQ. From June 12, 2008, the day of the announcement of the proposed merger, through September 5, 2008, the last date for which share price information was included in the joint proxy statement/prospectus, the trading price of Invitrogen common stock ranged from a closing high of $44.35 per share to a closing low of $36.73 per share. From September 8, 2008 through October 28, 2008, the trading price of Invitrogen Common stock ranged from a closing high of $41.53 per share to a closing low of $23.26 per share. We believe the recent prices for Invitrogen common stock have been significantly affected by the overall conditions in the stock market and the decline in stock prices generally.

Adverse conditions in the global economy and disruption of financial markets could negatively impact our customers and therefore our results of operations.

An economic downturn in the businesses or geographic areas in which we sell our products could reduce demand for these products and result in a decrease in sales volume that could have a negative impact on our results of operations. Volatility and disruption of financial markets could limit our customers’ ability to obtain adequate financing or credit to purchase and pay for our products in a timely manner, or to maintain operations, and result in a decrease in sales volume that could have a negative impact on our results of operations. Additionally, economic conditions and market turbulence may also impact our suppliers causing them to be unable to supply in a timely manner sufficient quantities of product components, thereby impairing our ability to manufacture on schedule and at commercially reasonable costs.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	None.

c)	None.

Period	Total Number of Shares (or Units) purchased	Average Price Paid per Share	Approximate Dollar Value of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31	—	$—	$—	$265,015,297
August 1 – August 31	—	$—	$—	$265,015,297
September 1 – September 30	—	$—	$—	$265,015,297
Total	—	$—	$—	$265,015,297

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

a)	None.

b)	None.

c)	None.

d)	None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits and Reports on Form 8-K

Exhibits: For a list of exhibits filed with this report, refer to the Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVITROGEN CORPORATION

Date: October 30, 2008	By:	/s/ David F. Hoffmeister
David F. Hoffmeister Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

3.1	Restated Certificate of Incorporation of Invitrogen, as amended.(1)

3.2	Amended and Restated Bylaws of Invitrogen.(2)

3.3	Certificate of Correction to the Restated Certificate of Incorporation of Invitrogen, dated February 21, 2001.(3)

4.1	Specimen Common Stock Certificate.(4)

4.2	5 1/2% Convertible Subordinated Notes Due 2007, Registration Rights Agreement, by and among Invitrogen, and Donaldson, Lufkin & Jenrette Securities Corporation et al., as Initial Purchasers, dated March 1, 2000.(5)

4.3	Indenture, by and between Invitrogen and State Street Bank and Trust Company of California, N.A., dated March 1, 2000.(5)

4.4	2 1/4% Convertible Subordinated Notes due 2006, Registration Rights Agreement, by and among Invitrogen and Credit Suisse First Boston Corporation et al., as Initial Purchasers, dated December 11, 2001.(6)

4.5	Indenture, by and between Invitrogen and State Street Bank and Trust Company of California, N.A. and Table of Contents of Indenture, including Cross-Reference Table to the Trust Indenture Act of 1989, dated December 11, 2001.(6)

4.6	2% Convertible Senior Notes Due 2023, Registration Rights Agreement, by and among Invitrogen, and UBS Securities LLC and Credit Suisse First Boston LLC, as Initial Purchasers, dated August 1, 2003.(7)

4.7	Indenture, by and between Invitrogen and U.S. Bank National Association, dated August 1, 2003.(7)

4.8	1 1/2% Convertible Senior Notes Due 2024, Registration Rights Agreement, by and among Invitrogen, and UBS Securities LLC and Bear Stearns & Co Inc., as Initial Purchasers, dated February 19, 2004.(8)

4.9	Indenture, by and between Invitrogen and U.S. Bank National Association, dated February 19, 2004.(8)

4.10	Indenture, by and between Invitrogen and U.S. Bank National Association, dated as of December 14, 2004.(9)

4.11	Indenture, by and between Invitrogen and U.S. Bank National Association, dated as of December 14, 2004.(9)

4.12	3 1/4% Convertible Senior Notes Due 2025, Registration Rights Agreement, by and among Invitrogen, and UBS Securities LLC and Banc of America Securities LLC., as Initial Purchasers, dated June 20, 2005.(10)

4.13	3 1/4% Convertible Senior Notes Due 2025, Indenture, by and between Invitrogen and U.S. Bank National Association, dated June 20, 2005.(10)

10.93	Amendment No. 1 to Agreement and Plan of Merger, by and among Invitrogen, Atom Acquisition, LLC and Applied Biosystems Inc., dated September 9, 2008.(11)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2007 (File No. 000-25317).

(2)	The Amended and Restated Bylaws are incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-68665). A further amendment to the Bylaws adopted by a Resolution of the Board of Directors dated July 19, 2001 is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2001 (File No. 000-25317).

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2001 (File No. 000-25317).

(4)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-68665).

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-37964).

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2001 (File No. 000-25317), as amended.

(7)	Incorporated by reference to Registrant’s Registration Statement on Form S-3 (File No. 333-110060).

(8)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2004 (File No. 000-25317).

(9)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-K for the year period ended December 31, 2004. (File No. 000-25317).

(10)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on June 24, 2005 (File No. 000-25317).

(11)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on September 10, 2008 (File No. 000-25317).