Form 10-K
period 2008-12-31
Life Technologies Corp
filed 2009-03-02
CIK 1073431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 0-25317

Life Technologies Corporation
(Exact name of registrant as specified in its charter)

Delaware	33-0373077
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5791 Van Allen Way Carlsbad, California (Address of principal executive offices)	92008 (Zip Code)

Registrant’s telephone number, including area code:
760-603-7200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 par value	NASDAQ Global Select Market
Preferred Stock Purchase Rights, $0.01 par value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] or No [  ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] or No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] or No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008 was $3,616,442,556.

The number of outstanding shares of the registrant’s common stock as of February 25, 2009 was 173,800,545.

INCORPORATION BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with the registrant’s 2009 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this annual report on Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2008.

LIFE TECHNOLOGIES CORPORATION
Annual Report on Form 10-K
for the Fiscal Year Ended December 31, 2008

FORWARD-LOOKING STATEMENTS

Any statements in this Annual Report on Form 10-K about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” “outlook” and similar expressions. Additionally, statements concerning future matters, such as the development of new products, enhancements of technologies, sales levels and operating results and other statements regarding matters that are not historical are forward-looking statements. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from the results expressed in the statements. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this annual report on Form 10-K. The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this annual report on Form 10-K. Among the key factors that have an impact on our results of operations are:

•	the risks and other factors described under the caption “Risk Factors” under Item 1A of this annual report on Form 10-K;
•	the integration of acquired businesses into our operations;
•	general economic and business conditions;
•	industry trends;
•	our assumptions about customer acceptance, overall market penetration and competition from providers of alternative products and services;
•	our funding requirements; and
•	availability, terms and deployment of capital.

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

In this Annual Report on Form 10-K, unless the context requires otherwise, “Life Technologies,” “Company,” “we,” “our,” and “us” means Life Technologies Corporation and its subsidiaries.

PART I

ITEM 1.	Business

General Development of Our Business

Life Technologies Corporation (also referred to as “the Company”, “we”, or “Life Technologies”) is a global biotechnology tools company dedicated to improving the human condition. Our systems, consumables and services enable researchers to accelerate scientific exploration, leading to discoveries and developments that better the quality of life.

On November 21, 2008, Invitrogen Corporation (also referred to as “Invitrogen), a predecessor company to Life Technologies, completed the acquisition of Applied Biosystems, Inc. (also referred to as “Applied Biosystems”) to form a new company called Life Technologies Corporation. Life Technologies employs approximately 9,700 people, has a presence in more than 100 countries, and possesses a rapidly growing intellectual property estate of approximately 3,600 patents and exclusive licenses.

We deliver a broad range of products and services, including systems, instruments, reagents, and custom services. Our growing portfolio of products includes innovative technologies for capillary electrophoresis based sequencing, next generation sequencing, mass spectrometry, sample preparation, cell culture, RNA interference analysis, functional genomics research, proteomics and cell biology applications, as well as clinical diagnostic applications and water testing analysis. We also give our customers convenient purchasing options through our 3,000 sales and service professionals, e-commerce capabilities and onsite supply center solutions.

In early 2003, the Company embarked upon a strategy to complete its product offerings by way of acquired and internally developed technologies. Since that time, the Company has expanded its overall size and breadth of the products offered by completing over fifteen acquisitions, including the 2008 acquisition of CellzDirect Inc. and Visigen Biotechnologies, Inc, the 2007 acquisition of Cascade Biologics, Inc. and Genomed GmbH, the 2006 acquisition of Sentigen Holding Corp. and the asset purchase of Xcyte Therapies, Inc. (Xcyte), and the 2005 acquisitions of Dynal Biotech Holding AS (Dynal), BioSource International, Inc. (BioSource), Caltag Laboratories (Caltag) and Zymed Laboratories, Inc. (Zymed). We have also acquired a number of other companies over the past several years. In 2007, we sold the BioReliance Corporation.

We began operations as a California partnership in 1987 and incorporated in California in 1989. In 1997, we reincorporated as a Delaware corporation. Our principal offices are in Carlsbad, California.

Our website is www.lifetechnologies.com. This Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments thereto are made available without charge on our website. We make these materials available on our website as soon as reasonable practicable after we file these materials with, or furnish them to, the Securities and Exchange Commission.

Financial Information About Our Segments and Geographic Areas

In 2008, we divided our business into three principal business segments, BioDiscovery (a legacy Invitrogen business segment), Cell Systems (a legacy Invitrogen business segment), and Applied Biosystems. Financial information regarding these segments is included in the notes to our consolidated financial statements, which begin on page 56.

Financial information about our revenues from foreign countries and assets located in those countries is also included in the notes to our consolidated financial statements.

Description of Our Business

Company Overview

We are a global biotechnology tools company dedicated to helping our customers make scientific discoveries and ultimately improve the quality of life. Our systems, reagents, and services enable researchers to accelerate scientific exploration, driving to discoveries and developments that better the quality of life. Life Technologies customers do their work across the biological spectrum, advancing personalized medicine, regenerative science, molecular diagnostics, agricultural and environmental research, and 21st century forensics. The Company employs approximately 9,700 people, has a presence in more than 100 countries, and possesses a rapidly growing intellectual property estate of approximately 3,600 patents and exclusive licenses.

Our systems and reagents enable, simplify and accelerate a broad spectrum of biological research of genes, proteins and cells within academic and life science research and commercial applications. Our scientific expertise assists in making biodiscovery research techniques more effective and efficient for pharmaceutical, biotechnology, agricultural, government and academic researchers with backgrounds in a wide range of scientific disciplines.

We offer many different products and services, and are continually developing and/or acquiring others. Some of our specific product categories include the following:

•	“High-throughput” gene cloning and expression technology, which allows customers to clone and expression-test genes on an industrial scale.
•	Pre-cast electrophoresis products, which improve the speed, reliability and convenience of separating nucleic acids and proteins.
•	Antibodies, which allow researchers to capture and label proteins, visualize their location through use of Molecular Probes dyes and discern their role in disease.
•	Magnetic beads, which are used in a variety of settings, such as attachment of molecular labels, nucleic acid purification, and organ and bone marrow tissue type testing.
•	Molecular Probes fluorescence-based technologies, which facilitate the labeling of molecules for biological research and drug discovery.
•	Transfection reagents, which are widely used to transfer genetic elements into living cells enabling the study of protein function and gene regulation.
•	PCR and Real Time PCR systems and reagents, which enable researchers to amplify and detect targeted nucleic acids (DNA and RNA molecules) for a host of applications in molecular biology.
•	Cell culture media and reagents used to preserve and grow mammalian cells, which are used in large scale cGMP bio-production facilities to produce large molecule biologic therapies.
•	RNA Interference reagents, which enable scientists to selectively “turn off” genes in biology systems to gain insight into biological pathways.
•	Capillary electrophoresis and massively parallel SOLiDtm DNA sequencing systems and reagents, which are used to discover sources of genetic and epigenetic variation, to catalog the DNA structure of organisms de novo, to verify the composition of genetic research material, and to apply these genetic analysis discoveries in markets such as forensic human identification.
•	High performance mass spectrometer systems which are used in numerous applications such as drug discovery and clinical development of therapeutics as well as in basic biological research, food and beverage quality testing, environmental testing, and other applied or clinical research applications.

Scientific Background

The genome is the entirety of a living organism’s genetic information coded in the form of DNA. Within the genome are individual segments of DNA that form genes, which encode the instructions used by cells to assemble proteins. These instructions are relayed from the gene to the cell’s protein assembly machinery through the intermediary of a transcript composed of RNA. The total set of RNA transcripts expressed by the genome in a cell or organism is known as the transcriptome. It is the proteins, however, that ultimately carry out most of the essential biological activities required for life. The total complement of proteins expressed by the genome in a cell or organism is known as the proteome. Proteins have many different functional properties, and are the key biological molecules involved in processes such as growth, development, reproduction, aging, and disease.

Researchers seeking to learn the causes of disease to develop treatments historically have used molecular biology techniques focused on the study of single or small numbers of genes and the proteins they code for, as opposed to the study of the genome or proteome as a whole. The study of the genome is known as genomics, while the study of the proteome is known as proteomics. Technological advances over the past two decades, including many developed and marketed by Life Technologies have rapidly accelerated scientists’ ability to perform genomics and proteomics research. These advances include the development of automated instruments that can perform high-throughput analysis of samples and specialized reagents and consumables that enable researchers to perform analysis accurately and efficiently. Genomics research has evolved from the sequencing of the first viral genome of just over 5,000 bases three decades ago to the complete sequencing of the more than 3 billion bases of the human genome in 2001. The recent advances in genomic and proteomic studies have also led to the rapid development of bioinformatics, which integrates biology and computing to analyze the massive amounts of data generated by such studies.

Following the sequencing of the complete human genome, functional genomics and the study of the transcriptome and proteome have come to prominence. Rather than replacing the study of single genes, these disciplines have complemented and enhanced such studies. In the field of drug development, researchers study how drugs being developed for disease treatment affect the transcript and protein expression of the entire organism. These types of studies are used to determine the efficacy of drugs, and identify patient groups for which the drug may be particularly beneficial. Pharmaceutical-based research also includes the development of safe and effective methods of bioproduction for protein-based therapeutic agents.

In the field of disease treatment, research is often focused on the discovery of biomarkers. These are transcripts or proteins that are used as markers for the diagnosis of certain disease states and their prognosis for treatment. High-throughput production and screening of peptides (short chains of amino acids, the building blocks of proteins) can also assist in the design of vaccines against diseases for which current vaccines are ineffective or unavailable.

In medicine, basic research is focused on cell differentiation, cell proliferation, and cell death. These have wide applications in the study of regenerative medicine, which focuses on repairing organs damaged by trauma or disease. The study of aging is another important field in this category, and focuses on alleviating debilitating conditions associated with the aging process.

Customer Segment / Target Markets

We divide our target customer base into three major categories:

•	Life science researchers. The life sciences research market consists of laboratories generally associated with universities, medical research centers, government institutions such as the United States National Institutes of Health, or the NIH, and other research institutions as well as biotechnology, pharmaceutical, diagnostic, energy, agricultural, and chemical companies. Researchers at these institutions are using our products and services in a broad spectrum of scientific activities, such as: searching for drugs or other techniques to combat a wide variety of diseases, such as cancer and viral and bacterial disease; researching diagnostics for disease identification or for improving the efficacy of drugs to targeted patient groups; and assisting in vaccine design, bioproduction, and agriculture. Our products and services provide the research tools needed for genomics studies, proteomics studies, gene splicing, cellular analysis, and other key research applications that are required by these life science researchers.

•	Commercial producers of biopharmaceutical and other high valued proteins. We serve industries that apply genetic engineering to the research and commercial production of useful but otherwise rare or difficult to obtain substances, such as proteins, interferons, interleukins, t-PA and monoclonal antibodies. Once a discovery has been proven, the manufacturers of these materials require larger quantities of the same sera and other cell growth media that we provide in smaller quantities to researchers. Industries involved in the commercial production of genetically engineered products include the biotechnology pharmaceutical, food processing and agricultural industries.

•	Users who apply our technologies to enable or improve particular activities. We provide tools that apply our technology to enable or improve activities in particular markets, which we refer to as applied markets. The current focus of our products for these markets is in the areas of: forensic analysis, which is used to identify individuals based on their DNA; quality and safety testing, such as testing required to measure food, beverage, or environmental quality and pharmaceutical manufacturing quality and safety; production animal health testing, which enables the detection of pathogens in livestock; and biosecurity, which refers to products needed in response to the threat of biological terrorism and other malicious, accidental, and natural biological dangers. The Applied Biosystems branded forensic testing and human identification products and services are innovative and market-leading tools that have been widely accepted by investigators and laboratories in connection with, for example, criminal investigations, the exoneration of individuals wrongly accused or convicted of crimes, identifying victims of disasters, and paternity testing.

While we do not believe that any single customer or small group of customers is material to our business as a whole or to our product segments (described below), approximately 20% of our customers in our target markets receive funding for their research, either directly or indirectly from grants from the federal government of the United States.

Our Products

As of the end of our 2008 fiscal year, we divided our products and services into the following three broad segments, which are further described below: BioDiscovery, (also referred to as “BD”); Cell Systems, (also referred to as “CS”); and Applied Biosystems, (also referred to as “AB”). The BD and CS markets are closely aligned with the target markets of our business prior to the acquisition of Applied Biosystems while the AB segment represents the products and services of the acquired AB business. Upon completion of the acquisition, we commenced the process of integrating the businesses and administration of the combined companies. A key part of this process was a reorganization of the business, research and development, and sales and marketing organizations within Life Technologies such that they are focused on optimizing the unique technologies and capabilities of the combined companies to drive new developments and business performance.

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

Cell Systems (CS). Researchers studying cells, and manufacturers that use cells to make biopharmaceuticals and other products, need to grow cells in the laboratory (referred to as in vitro) under conditions that simulate the environment in which cells live naturally (referred to as in vivo), and they need to provide those cells with the nutrients required for them to remain alive. Our CS segment includes all of our GIBCO cell culture products and services, which are used for these purposes. Products include sera, cell and tissue culture media, reagents used in both life sciences research and in processes to grow cells in the laboratory and to produce biopharmaceuticals and other end products made through cultured cells. CS services include the creation of commercially viable stable cell lines and the optimization of production processes used for the production of therapeutic drugs.

Applied Biosystems (AB). The AB products and services include a broad portfolio of instrument-based systems, consumables, software, and services for academic research, the life science industry, and applied markets. These products and services incorporate proprietary technology used for DNA, RNA, protein, and small molecule analysis. Our AB products include complete instrument-reagent systems, such as PCR and Real-Time PCR systems, capillary electrophoresis sequencing systems and next-generation DNA sequencing systems. Additional products include mass spectrometry systems which are used to identify and quantify a wide range of analytes, including proteins and chemical compounds, Ambion RNA reagents and specialized applied markets products and services, which are described above under the heading “Target Markets.”

We plan to continue to introduce new research products and services, as we believe continued new product development and rapid product introduction is a critical competitive factor in all of the markets that we serve. We may continue to increase expenditures in sales and marketing, manufacturing and research and development to support increased levels of sales and to augment our long-term competitive position.

For BD and CS segments, we principally purchase raw materials and components from third parties and use those ingredients to manufacture products for inventory. We typically ship those products shortly after the receipt of orders. Our oligonucleotide, genomic services, general services, RNAi (gene regulation), and some CS businesses, however, are all made to order. Some of our products are made for us by third parties. Most of our capillary electrophoresis DNA sequencers are made by Hitachi. Because we ship shortly after receipt of orders, make products to order or purchase from third parties, we do not have a significant backlog in either of our BD and CS segment and do not anticipate we will develop a material backlog in the future for these segments.

AB segment recorded total backlog of $216.3 million at December 31, 2008 for products with higher demand as well as longer terms in contractual sales. Recorded backlog may not result in sales because of cancellation or other factors. It is anticipated that most of the orders included in backlog at December 31, 2008, will be delivered before the period ended December 31, 2009.

Service and Support

We generally provide limited warranties on all equipment at the time of sale, for periods of time ranging up to two years from the date of sale depending on the product subject to warranty. However, warranties included with any sale can vary, and may be excluded altogether, depending on the particular circumstances of the sale. The sale of some equipment includes installation, basic user training, and/or application support. We also offer service contracts to our customers that are generally one to five years in duration after the original warranty period. We provide both repair services and routine maintenance services under these arrangements, and also offer repair and maintenance services on a time and material basis to customers that do not have service contracts. Service in the U.S. and major markets outside of the U.S. is provided by our service staff. In some foreign countries, service is sometimes provided through third-party distributorship arrangements.

Research and Development

We have a strong history of developing pioneering technology through the combination of science and engineering. We continue to build on that legacy by generating innovative products across the scientific continuum of discovery, development, and validation. In 2008, we launched more than 2,900 new products in fields ranging from genomic analysis to cell biology to human identification and diagnostics. We invested $142.5 million, $115.8 million and $104.3 million in research and development in the years 2008, 2007 and 2006, respectively.

As of December 31, 2008, we had approximately 1,200 employees engaged in research and development activities in the United States, Germany, Israel, Singapore, India, and Norway. We also continue to maintain a comprehensive network of collaborators and scientific advisors across the globe. Our research and development activities are focused in segments where we are current market leaders and in emerging growth areas in which we can leverage our expertise in instrumentation, reagent and consumable solutions.

Sales and Marketing

Our go-to-market strategy, the way in which we sell to our customers, is to maintain the brand equity we have with both the Invitrogen and Applied Biosystems brand names. Our products continue to be marketed and sold under those two brand platforms, with the Applied Biosystems brand representing end-to-end systems, instruments and workflow solutions, and Invitrogen brand representing platform independent reagents. The channels we use to take these brands to market include a broad commercial organization of approximately 3,000 employees in more than 100 countries, with a highly educated and well-trained sales force, more than 1,000 supply centers around the world, based in our customers’ laboratories to provide easy access to our products, and platform brand websites that are the conduit for on-line transactions.

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

Our marketing departments located in the North American, European and Asia-Pacific regions use a variety of media communication vehicles and methods to keep our customers informed of new products and services, as well as enhancements to existing products and services. Those vehicles include internally produced print catalogs, newsletters, magazines, brochures, direct mailers, product inserts, tradeshow posters and sourcebooks as well as web-based newsletters, email, seminars and forums. Our main website includes pages detailing our products and services, along with purchasing, technical and directional information. The technical information includes interactive online tools enabling customers to link to public research databases, download scientific analyses and search for project-specific data. We also advertise in numerous print and web-based publications related to science and industry, and we exhibit and present information at scientific events worldwide.

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

Patents and Proprietary Technologies

Our products are based on complex, rapidly developing technologies. Some of these technologies are covered by patents we own, and others are owned by third parties and are used by us under license. We have pursued a policy of seeking patent protection in the U.S. and other countries for developments, improvements, and inventions originating within our organization that are incorporated into our products or that fall within our fields of interest. We consider the protection of our proprietary technologies and products in both of our product segments to be important to the success of our business and rely on a combination of patents and exclusive licenses to protect these technologies and products.

We currently own approximately 2,800 patents. Of this amount we control over 1,200 patents in the United States, and over 1,600 in other countries. We also have exclusive rights to another 800 patents. We also have numerous pending patent applications both domestic and internationally. Our success depends, to a significant degree, upon our ability to develop proprietary products and technologies and it is important to our success that we protect the intellectual property associated with these products and technologies. We intend to continue to file patent applications as we develop new products and technologies. Patents provide some degree of, but not complete, protection for our intellectual property.

We also rely in part on trade secret, copyright and trademark protection of our intellectual property. We protect our trade secrets by, among other things, entering into confidentiality agreements with third parties, employees and consultants. It is our general policy to require employees and consultants to sign agreements to assign to us their interests in intellectual property arising from their work for us. There are risks related to our reliance on patents, trade secret, copyright and trademark protection laws, which are described in more detail under the heading “Risks Related to Our Intellectual Property” below.

We are currently, and could in the future, be subject to lawsuits, arbitrations, investigations, and other legal actions with private parties and governmental entities, particularly involving claims for infringement of patents and other intellectual property rights. From time to time, we have asserted that various competitors and others are infringing our patents, and similarly, from time to time, others have asserted that we were or are infringing patents owned by them. These claims are sometimes settled by mutual agreement on a satisfactory basis and result in the granting of licenses by or to us or the cessation of the alleged infringing activities. However, we cannot make any assurances as to the outcome of any pending or future claims. More information about the risk factors associated with our reliance on intellectual property is set forth in more detail under the heading “Risks Related to Our Intellectual Property” below.

Competition

The markets for the products of each of our segments are competitive and are characterized by the application of advanced technologies. New technologies in life sciences could make our products and services obsolete unless we continue to develop new and improved products and services and pursue new market opportunities. Given the breadth of our product and service offerings, our competition comes from a wide array of competitors with a high degree of technical proficiency, ranging from specialized companies that have strengths in narrow segments of the life science markets to larger manufacturers and distributors offering a broad array of biotechnology products and services and have significant financial, operational, research and development, and sales and marketing resources. These and other companies may have developed or could in the future develop new technologies that compete with our products or even render our products obsolete. Additionally, there are numerous scientists making materials themselves instead of using kits. We believe that a company’s competitive position in our markets is determined by product function, product quality, speed of delivery, technical support, price, breadth of product line, distribution capabilities, and timely product development. Our customers are diverse and may place varying degrees of importance on the competitive attributes listed above. While it is difficult to rank these attributes for all our customers in the aggregate, we believe we are well positioned to compete in each category.

Suppliers

Our manufacturing operations require a wide variety of raw materials, electronic and mechanical components, chemical and biochemical materials, and other supplies. We buy materials for our products from many suppliers and our AB segment has OEM arrangements with several third parties for the manufacture of various instruments sold under the AB brand. While there are some raw materials that we obtain from a single supplier, we are not dependent on any one supplier or group of suppliers for our business as a whole, or for any of our segments. Raw materials, other than raw fetal bovine serum, or FBS, are generally available from a number of suppliers. Even so, due to factors out of our control some supplies may occasionally be difficult to obtain. Any interruption in the availability of our manufacturing supplies could force us to suspend manufacturing of the affected product and therefore harm our operations.

Government Regulation

Certain of our products and services, as well as the manufacturing process of the products, are subject to regulation under various portions of the U.S. Federal Food, Drug and Cosmetic Act. In addition, a number of our manufacturing facilities are subject to periodic inspection by the U.S. Food and Drug Administration, or FDA, other product-oriented federal agencies and various state and local authorities in the U.S. We believe such facilities are in compliance in all material aspects with the requirements of the FDA’s Quality System Regulation (formerly known as Good Manufacturing Practices), other federal, state and local regulations and other quality standards such as ISO

9001 or ISO 13485. Portions of our business subject to the Federal Food, Drug and Cosmetic Act include certain CS segment products with respect to their testing, safety, efficacy, marketing, labeling, and other matters.

Materials used in development and testing activities at several of our facilities are also subject to the Controlled Substances Act, administered by the Drug Enforcement Agency, or DEA. Required procedures for control, use, and inventory of these materials are in place at these facilities.

We also voluntarily employ Centers for Disease Control/National Institutes of Health, Guidelines for Research Involving Recombinant DNA Molecules, Biosafety in Microbiological and Biomedical Laboratories and the hazard classification system recommendations for handling bacterial and viral agents, with capabilities through biosafety level three.

We are subject to federal, state, and local laws and regulations regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, in those jurisdictions where we operate or maintain facilities. We do not believe that any liability arising under, or compliance with, these laws and regulations will have a material effect on our business, and no material capital expenditures are expected for environmental control.

In addition to the foregoing, we are subject to other federal, state and local laws and regulations applicable to our business, including the Occupational Safety and Health Act; the Toxic Substances Control Act; national restrictions on technology transfer, import, export and customs regulations; statutes and regulations relating to government contracting; and similar laws and regulations in foreign countries. In particular, we are subject to various foreign regulations sometimes restricting the importation or the exportation of animal-derived products such as FBS.

Employees

As of December 31, 2008, we had approximately 9,700 employees, approximately 3,600 of whom were employed outside the United States. These numbers include part time employees. In addition, we employ a number of temporary and contract employees not reflected in these numbers. Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, research and academic institutions, government entities and other organizations. None of our U.S. employees are subject to collective bargaining agreements. We generally consider our relations with our employees to be good.

Integration of Applied Biosystems

On November 21, 2008, we completed the merger with Applied Biosystems, whereby, amoung other things, Applied Biosystems became a wholly owned subsidiary of the Company. To be successful after the merger, we need to combine and integrate the separate organizations and operations of the two companies. We have established an internal integration management office that is responsible for the day-to-day management of integration related activities. In addition, we have contracted with outside consultants to work with our staff to drive integration planning and execution. We are expecting $175 million in revenue and cost synergies over the next three years. Plans for achieving these goals have been carefully mapped out with specific actions and timelines for each cost savings or revenue generation initiative. Revenue synergies associated with the merger are expected to come from enhanced cross selling abilities, penetration into new markets, and pricing optimization. Cost savings are expected to be achieved through elimination of redundant corporate overhead, vendor consolidation, facility rationalization, raw material savings, and research and development program optimization. Actions taken in the fourth quarter of 2008 are expected to deliver $50 million in cost savings towards our 2009 target of $80 million. More information about the risk factors associated with our integration of Applied Biosystems is set forth in more detail under the heading “Risks Related to the Growth of Our Business”.

Executive Officers of the Registrant

The Board of Directors appoints executive officers of Life Technologies, and the Chief Executive Officer has authority to hire and terminate such officers. Each executive officer holds office until the earlier of his or her death, resignation, removal from office or the appointment of his or her successor. No family relationships exist among any of Life Technologies’ executive officers, directors or persons nominated to serve in those positions. We have listed the ages, positions held and the periods during which our current executive officers have served in those positions below:

Gregory T. Lucier (age 44) serves as Chief Executive Officer and as Chairman of the Board of Directors of Life Technologies. From May 2003 until November 2008, Mr. Lucier served as Chief Executive Officer of Invitrogen Corporation, which merged with Applied Biosystems in November 2008 to form Life Technologies. In April 2004, Mr. Lucier was appointed Chairman of the Board of Directors of Invitrogen Corporation. From June 2000 to May 2003, Mr. Lucier was the President and Chief Executive Officer of General Electric, or GE, Medical Systems Information Technologies. Mr. Lucier was named a corporate officer of GE in 1999 by GE’s board of directors and served in a variety of leadership roles during his career at GE, including Vice President of Global Services, GE Medical Systems. Mr. Lucier is currently a board member of the Biotechnology Industry Organization, or BIO, and serves on BIO policy subcommittees. He is also a board member of the Burnham Research Institute, the chairman of the board of directors of BIOCOM and is actively involved at San Diego State University as a distinguished lecturer. He received his B.S. in Engineering from Pennsylvania State University and an M.B.A. from Harvard Business School.

Joseph C. Beery (age 46) serves as Chief Information Officer of Life Technologies. From September 2008 to November 2008, Mr. Beery served as Chief Information Officer of Invitrogen Corporation, which merged with Applied Biosystems in November 2008 to form Life Technologies. Prior to joining Invitrogen Corporation, Mr. Beery held the executive position of Chief Information Officer at US Airways and America West Airlines. Mr. Beery also spent ten years at Motorola Semiconductor, holding various positions in the computer integrated manufacturing group. Mr. Beery also served as a manufacturing and software engineer at NV Philips in Albuquerque, N.M. Mr. Beery holds a B.S. in Business Administration and Business Computer Systems from the University of New Mexico.

Nicolas M. Barthelemy (age 43) serves as President of Cell Systems of Life Technologies. From January 2006 to November 2008, Mr. Barthelemy served as Senior Vice President of Cell Systems of Invitrogen Corporation, which merged with Applied Biosystems in November 2008 to form Life Technologies. Mr. Barthelemy served as Senior Vice President of Global Operations of Invitrogen Corporation from March 2004 to January 2006. Prior to joining Invitrogen Corporation, Mr. Barthelemy held several executive positions at Biogen Idec, including Vice President of Manufacturing. Mr. Barthelemy is a recognized operations leader in large scale mammalian cell culture and purification. Mr. Barthelemy received his M.S. in Chemical Engineering from the University of California, Berkeley and the equivalent of an M.S. in Chemistry from École Supérieure de Physiques et Chimie Industrielles (Paris, France) and the equivalent of a B.S. in Mathematics, Physics and Chemistry from Ecole Sainte Geneviève (Versailles, France).

Bernd Brust (age 41) serves as President and Chief Commercial Operations Officer of Life Technologies. From November 2006 to November 2008, Mr. Brust served as Senior Vice President of Global Sales of Invitrogen Corporation, which merged with Applied Biosystems in November 2008 to form Life Technologies. Mr. Brust joined Invitrogen Corporation in 2004 and served as General Manager and Vice President of European Operations until November 2006. He has more than 15 years of sales, commercial operations, marketing and management experience. Prior to joining Invitrogen Corporation, he served in various senior leadership roles at GE Medical Systems Information Technologies, including as General Manager of Sales & Marketing, where he was awarded GE Medical Systems IT Commercial Leader of the Year. Mr. Brust holds a degree in Engineering from MTS in Amsterdam. Mr. Brust is a board member of the San Diego Regional Chamber of Commerce.

John A. Cottingham (age 54) serves as Chief Legal Officer and Secretary of Life Technologies. From May 2004 to November 2008, Mr. Cottingham served as Senior Vice President, General Counsel and Secretary of Invitrogen Corporation, which merged with Applied Biosystems in November 2008 to form Life Technologies. Mr. Cottingham served as Vice President, General Counsel of Invitrogen Corporation from September 2000 to May 2004. Prior to the merger of the former Life Technologies, Inc., or LTI, with Invitrogen Corporation in September 2000, Mr. Cottingham was the General Counsel and Assistant Secretary of LTI from January 1996 to September 2000. From May 1988 to December 1995, Mr. Cottingham served as an international corporate attorney with the Washington, D.C. office of Fulbright and Jaworski L.L.P. Mr. Cottingham received his B.S. in Political Science from Furman University, his J.D. from the University of South Carolina, his L.L.M. in Securities Regulation from Georgetown University and his M.S.E.L. from the University of San Diego. Mr. Cottingham is a member of the board of the California Healthcare Institute and a member of the board of the San Diego Chapter of the Association of Corporate Counsel.

Peter M. Dansky (age 48) serves as President of Molecular Biology Systems of Life Technologies. From July 2007 to November 2008, Mr. Dansky served as Division President of the Molecular and Cell Biology Functional Analysis Division of Applied Biosystems, which merged with Invitrogen Corporation in November 2008 to form Life Technologies. Mr. Dansky has more than 23 years of leadership experience in marketing, product development and sales from a variety of life science companies, including Affymetrix, PerSeptive Biosystems and Millipore. Prior to joining Applied Biosystems, Mr. Dansky was Vice President of Marketing for Arcturus Bioscience, where he led commercial strategy for the life science research and clinical diagnostics businesses. Mr. Dansky holds an M.B.A. from Boston College and a M.S. and B.S. in Chemical Engineering from Tufts University.

Paul D. Grossman (age 48) serves as Senior Vice President of Strategy and Corporate Development of Life Technologies. From May 2007 to November 2008, Dr. Grossman served as Senior Vice President of Strategy and Corporate Development of Invitrogen Corporation, which merged with Applied Biosystems in November 2008 to form Life Technologies. Prior to joining Invitrogen Corporation, Dr. Grossman held a variety of leadership roles during his more than 20 years at Applied Biosystems. At Applied Biosystems, Dr. Grossman worked as a research scientist, patent attorney and as Vice President of Intellectual Property and Chief Group Counsel of Applied Biosystems. Most recently, he served as Vice President of Strategy and Business Development. Dr. Grossman received B.S. and Ph.D. degrees in Chemical Engineering from the University of California at Berkeley, a M.S. in Chemical Engineering from the University of Virginia, and a J.D. from Santa Clara University School of Law. He has authored numerous scientific publications and holds more than 70 U.S. and foreign patents.

David F. Hoffmeister (age 54) serves as Chief Financial Officer of Life Technologies. From October 2004 to November 2008, Mr. Hoffmeister served as Chief Financial Officer and leader of Global Finance of Invitrogen Corporation, which merged with Applied Biosystems in November 2008 to form Life Technologies. Prior to joining Invitrogen Corporation, Mr. Hoffmeister held various positions over the course of 20 years with McKinsey & Company, most recently as a senior partner serving clients in the healthcare, private equity and specialty chemicals industries. Prior to joining McKinsey & Company, Mr. Hoffmeister held financial positions at GTE and W.R.Grace. Mr. Hoffmeister is a member of the board of Celanese Corporation. Mr. Hoffmeister received his B.S. in Business from the University of Minnesota and an M.B.A. from the University of Chicago.

Peter M. Leddy (age 45), serves as Senior Vice President of Global Human Resources of Life Technologies. From July 2005 to November 2008, Dr. Leddy served as Senior Vice President of Global Human Resources of Invitrogen Corporation, which merged with Applied Biosystems in November 2008 to form Life Technologies. Prior to joining Invitrogen Corporation, Dr. Leddy held several senior management positions with Dell Incorporated from 2000 to 2005 and was most recently, Vice President of Human Resources for the Americas Operations. Prior to joining Dell Incorporated, Dr. Leddy served as the Executive Vice President of Human Resources at Promus Hotel Corporation (Doubletree, Embassy Suites). Dr. Leddy also served in a variety of executive and human resource positions at PepsiCo. Dr. Leddy received his B.A. in Psychology from Creighton University and his M.S. and Ph.D. in Industrial/Organizational Psychology from the Illinois Institute of Technology. Dr. Leddy is a member of the California State University Professional Science Master’s Executive Board of Directors and is a member of the board of the Biotechnology Institute.

John L. Miller (age 50) serves as President of Genetic Systems of Life Technologies. From December 2005 to November 2008, Mr. Miller served as Senior Vice President of Biodiscovery of Invitrogen Corporation, which merged with Applied Biosystems in November 2008 to form Life Technologies. Mr. Miller has a strong background in general management, sales and marketing and extensive experience in life science, research and diagnostic markets. Prior to joining Invitrogen Corporation, Mr. Miller was Vice President, General Manager Americas for BD Biosciences in San Diego with responsibility for US, Canada and Latin America. Prior to that, Mr. Miller was Vice President, General Manager for BD Biosciences Research Cell Analysis and BD Pharmingen, a division of BD Biosciences. Additionally, Mr. Miller has held a variety of leadership positions in the sales and service organizations for BD Biosciences and for Leica Inc. Mr. Miller has a B.S. in Engineering from Michigan State University. Mr. Miller is a member of the board of UCSD CONNECT.

Mark O’Donnell (age 52) serves as Senior Vice President of Global Operations and Services of Life Technologies. From September 2007 to November 2008, Mr. O’Donnell served as leader of the Global Services Division of Applied Biosystems, which merged with Invitrogen Corporation in November 2008 to form Life Technologies. Mr. O’Donnell has more than 25 years of operational experience in supply chain, manufacturing and service. Mr. O’Donnell joined Applied Biosystems in 1981 with Perkin-Elmer Corporation. In 2001, Mr. O’Donnell became Vice President, Global Supply Chain of Applied Biosystems, managing the forecasting, planning, procurement, engineering, transportation, and warehousing of raw materials and products. In 2007, Mr. O’Donnell was promoted to President of Global Service and Supply Chain of Applied Biosystems with added responsibilities for service, customer support and business systems groups. Mr. O’Donnell holds a B.A. in Liberal Arts from the University of Connecticut at Storrs, and an M.B.A. from the University of New Haven, Connecticut.

Kelli A. Richard (age 40) serves as Vice President of Finance and Chief Accounting Officer of Life Technologies. Ms. Richard served as Vice President of Finance and Chief Accounting Officer of Invitrogen Corporation prior to the merger with Applied Biosystems in November of 2008, which formed Life Technologies. Ms. Richard joined Invitrogen Corporation in August 2005 with more than 14 years of accounting and financial reporting experience, previously serving as Vice President of Accounting and Reporting. Prior to joining Invitrogen Corporation, Ms. Richard held the position of Principal Accounting Officer at Gateway, Inc. Ms. Richard is a certified public accountant with a Bachelor of Business Administration degree from the University of Iowa.

Mark P. Stevenson (age 46) serves as President and Chief Operating Officer of Life Technologies. From December 2007 to November 2008, Mr. Stevenson served as President and Chief Operating Officer of Applied Biosystems, which merged with Invitrogen Corporation in November 2008 to form Life Technologies. Mr. Stevenson joined Applied Biosystems in Europe in 1998, and held roles of increasing responsibility in Europe and Japan. Mr. Stevenson moved to the U.S. in 2004 to establish the Applied Markets Division of Applied Biosystems and in 2006 was named President of the Molecular and Cellular Biology Division of Applied Biosystems. In July 2007, Mr. Stevenson became Executive Vice President of Applied Biosystems, a role that expanded his responsibility to include formal oversight of Europe, Japan, Global Services and the Applied Markets business, and added the Proteomics and Small Molecule business and Asia Pacific region to these responsibilities. Mr. Stevenson has more than 20 years of sales, marketing, and international executive management experience and received his B.S. in Chemistry from the University of Reading, UK, and an M.B.A. from Henley Management School, UK.

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

Risks Related to the Growth of Our Business

We must continually offer new products and technologies

We sell our products and services in industries that are characterized by rapid and significant technological changes, frequent new product and service introductions and enhancements, and evolving industry standards. Our success depends in large part on continuous, timely, cost-effective development and introduction of improvements to our existing products and services, or new products and services, which address these evolving market requirements and are attractive to customers. For example, if we do not appropriately innovate and invest in new technologies, then our technologies will become dated and our customers could move to new technologies offered by our competitors and we could lose our competitive position in the markets that we serve.

These facts require us to make appropriate investments in the development and identification of new technologies and products and services. As a result, we are continually looking to develop, license or acquire new technologies and products and services to further broaden and deepen our already broad product and service line. If we fail to develop, license or otherwise acquire new technologies, our customers will likely purchase products and/or services from our competitors, significantly harming our business. Once we have developed or obtained a new technology, to the extent that we fail to introduce new and innovative products and services that are accepted by our markets, we may not obtain an adequate return on our research and development, licensing and acquisition investments and could lose market share to our competitors, which would be difficult to regain and could seriously damage our business. Some of the factors affecting market acceptance of our products and services include:

•	availability, quality and price as compared to competitive products and services;
•	the functionality of new and existing products and services, and their conformity to industry standards and regulatory standards that may be applicable to our customers;
•	the timing of introduction of our products and services as compared to competitive products and services;
•	scientists’ and customers’ opinions of the product’s or services’ utility and our ability to incorporate their feedback into future products and services;
•	the extent to which new products and services are within the scope of our proven expertise;
•	citation of the products and services in published research; and
•	general trends in life sciences research and life science informatics software development.

We must be able to manufacture new and improved products to meet customer demand on a timely and cost-effective basis

We must be able to resolve in a timely manner manufacturing issues that may arise from time to time as we commence production of our complex products. Unanticipated difficulties or delays in manufacturing improved or new products in sufficient quantities to meet customer demand could diminish future demand for our products and harm our business.

We may not successfully integrate the Applied Biosystems business or realize all of the anticipated benefits of our merger with Applied Biosystems

On November 21, 2008, we completed the merger with Applied Biosystems, a leading worldwide biotechnology company similar in size to our company prior to the acquisition, whereby, among other things, Applied Biosystems become a wholly owned subsidiary of the Company. To be successful after the merger, we need to combine and integrate the separate organizations and operations of the two companies. The combination of two independent companies, particularly in the case of an acquisition of this size, is a complex, costly, and time-consuming process. As a result, we must devote significant management attention and resources to integrating the diverse business practices and operations of the two companies. We may encounter difficulties that could harm the combined businesses, adversely affect our financial condition, and cause our stock price to decline, including the following:

•	We may have difficulty maintaining employee morale and retaining key managers and other employees as we take steps to combine the personnel and business cultures of two separate organizations into one, and to eliminate duplicate positions and functions;

•	We may have difficulty preserving important relationships with others, such as strategic partners, customers, and suppliers, who may delay or defer decisions on agreements with us, or seek to change existing agreements with us, because of the merger;
•	We may encounter unanticipated issues in integrating complex information technology, communications, and other systems used by the separate companies;
•	We may identify incompatible methods, practices, or policies used by the sales and marketing functions of the separate companies that make it difficult for us to coordinate those functions efficiently and in a manner that results in anticipated product and service synergies; and
•	Our integration efforts may result in substantially greater costs and expenses than currently anticipated, and we may identify liabilities of the combined business that were not anticipated.

The integration process may divert the attention of our officers and management from day-to-day operations and disrupt our business, particularly if we encounter these types of difficulties. We have not previously completed a merger or acquisition comparable in size or scope to this transaction. The failure of the combined company to meet the challenges involved in the integration process could cause an interruption of, or a loss of momentum in, the activities of the combined company and could seriously harm our results of operations.

Even if the operations of the two organizations are integrated successfully, the combined company may not fully realize the expected benefits of the transaction, including the synergies, cost savings, or sales or growth opportunities. These benefits may not be achieved within the anticipated time frame, or at all. The success of the combined company depends on many factors outside of our control, including for example general economic conditions, the level of governmental funding of life sciences research and development, demand for the types of products and services that we offer, market acceptance of our products and services, the availability of supplies needed for our products and services, and the level of competition from other companies.

Our future growth depends in part on our ability to acquire new products, services, and technologies through additional acquisitions, which may absorb significant resources and may not be successful

As part of our strategy to develop and identify new products, services, and technologies, we have made and continue to make acquisitions. Our integration of the operations of acquired businesses requires significant efforts, including the coordination of information technologies, research and development, sales and marketing, operations, manufacturing and finance. These efforts result in additional expenses and divert significant amounts of management’s time from other projects. Our failure to manage successfully and coordinate the growth of the combined company could also have an adverse impact on our business. In addition, there is no guarantee that some of the businesses we acquire will become profitable or remain so. If our acquisitions do not reach our initial expectations, we may record unexpected impairment charges. Our acquisitions involve a number of risks and financial, managerial and operational challenges, including the following, any of which could cause significant operating inefficiencies and adversely affect our growth and profitability:

•	any acquired business, technology, service or product could under-perform relative to our expectations and the price that we paid for it;
•	we could experience difficulty in integrating personnel, operations and financial and other systems;
•	we could have difficulty in retaining key managers and other employees of the acquired company;
•	acquisition-related earnings charges could adversely impact operating results;
•	acquisitions could place unanticipated demands on our management, operational resources and financial and internal control systems;
•	we may be unable to achieve cost savings anticipated in connection with the integration of an acquired business; and
•	in an acquisition we may assume known contingent liabilities that become realized, known liabilities that prove greater than anticipated, unknown liabilities that come to light or deficiencies in internal controls, and the realization of any of these liabilities or deficiencies may increase our expenses and adversely affect our financial position.

We face significant competition

The markets for our products and services are very competitive and price sensitive. Our competitors, which could include some of our customers, such as large pharmaceutical companies, have significant financial, operational, sales and marketing resources, and experience in research and development. Our competitors could develop new technologies that compete with our products and services or even render our products and services obsolete. If a competitor develops a superior technology or cost-effective alternatives to our products and services, our business could be seriously harmed.

The markets for some of our products, such as electrophoresis products, custom primers, amplification products and fetal bovine serum, are also subject to specific competitive risks. These markets are highly price competitive. Our competitors have competed in the past by lowering prices on certain products. If they did so again we may be forced to respond by lowering our prices and thereby reduce our revenues and profits. Failure to anticipate and respond to price competition may hurt our market share.

We believe that customers in our markets display a significant amount of loyalty to their initial supplier of a particular product. Therefore, it may be difficult to generate sales to potential customers who have purchased products from competitors. Additionally, there are numerous scientists making materials themselves instead of using kits or reagents that we supply. To the extent we are unable to be the first to develop and supply new products; customers may buy from our competitors or make materials themselves, causing our competitive position to suffer.

Consolidation trends in both our market and that of our customers have increased competition.

There has been a trend toward industry consolidation in our markets for the past several years. We expect this trend toward industry consolidation to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. We believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in operating results and could harm our business.

Additionally, there has been a trend toward consolidation in many of the customer markets we sell to, in particular the pharmaceutical industry. Consolidation in our customer markets results in increased competition for important market segments and fewer available accounts, and larger consolidated customers may be able to exert increased pricing pressure on companies in our market.

Adverse conditions in the global economy and disruption of financial markets may significantly harm our revenue, profitability and results of operations.

The global economy is currently experiencing a significant economic downturn. An economic downturn in the businesses or geographic areas in which we sell our products and/or services, such as one that we are currently experiencing, could reduce demand for these products and/or services and result in a decrease in sales volume that could have a negative impact on our results of operations. Global credit and capital markets have experienced unprecedented volatility and disruption. Business credit and liquidity have tightened in much of the world. Volatility and disruption of financial markets could limit our customers’ ability to obtain adequate financing or credit to purchase and pay for our products and/or services in a timely manner, or to maintain operations, and result in a decrease in sales volume that could harm our results of operations. General concerns about the fundamental soundness of domestic and international economies may also cause our customers to reduce their purchases. Changes in governmental banking, monetary and fiscal policies to restore liquidity and increase credit availability may not be effective. Significant government investment and allocation of resources to assist the economic recovery of sectors which do not include our customers may reduce the resources available for government grants and related funding for life sciences research and development. Economic conditions and market turbulence may also impact our suppliers’ ability to supply us with sufficient quantities of product components in a timely manner, which could impair our ability to manufacture our products. It is difficult to determine the extent of the economic and financial market problems and the many ways in which they may affect our suppliers, customers and our business in general. Continuation or further deterioration of these financial and macroeconomic conditions could significantly harm our sales, profitability and results of operations.

A significant portion of our sales are dependent upon our customers’ capital spending policies and research and development budgets, and government funding of research and development programs at universities and other organizations, which are subject to significant and unexpected decreases

Our customers include pharmaceutical and biotechnology companies, academic institutions, government laboratories, and private foundations. Fluctuations in the research and development budgets at these organizations could have a significant effect on the demand for our products and services. Research and development budgets fluctuate due to changes in available resources, mergers of pharmaceutical and biotechnology companies, spending priorities, general economic conditions, and institutional and governmental budgetary policies. Also, a significant portion of our instrument product sales are capital purchases by our customers, and these policies fluctuate due to similar factors. Our business could be seriously damaged by any significant decrease in capital equipment purchases or life sciences research and development expenditures by pharmaceutical and biotechnology companies, academic institutions, government laboratories, or private foundations.

The timing and amount of revenues from customers that rely on government funding of research may vary significantly due to factors that can be difficult to forecast. Research funding for life science research has increased more slowly during the past several years compared to the previous years and has declined in some countries, and some grants have been frozen for extended periods of time or otherwise become unavailable to various institutions, sometimes without advance notice. In particular, approximately 20% of our sales have been to researchers whose funding is dependent upon grants from the NIH. Although the level of research funding increased significantly during the years of 1999 through 2003, increases for fiscal 2004 through 2008 were significantly lower. Government funding of research and development is subject to the political process, which is inherently fluid and unpredictable. Other programs, such as homeland security or defense, or general efforts to reduce the federal budget deficit could be viewed by the U.S. government as a higher priority. These budgetary pressures may result in reduced allocations to government agencies that fund research and development activities. Past proposals to reduce budget deficits have included reduced NIH and other research and development allocations. Any shift away from the funding of life sciences research and development or delays surrounding the approval of government budget proposals may cause our customers to delay or forego purchases of our products, which could seriously damage our business.

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

Some of our customers are requiring us to change our purchasing arrangements to lower their costs which may limit our pricing flexibility and harm our business

Some of our customers have developed purchasing initiatives to reduce the number of vendors from which they purchase to lower their supply costs. In some cases these accounts have established agreements with large distributors, which include discounts and the distributors’ direct involvement with the purchasing process. These activities may force us to supply the large distributors with our products at a discount to reach those customers. For similar reasons, many larger customers, including the U.S. government, have requested and may in the future request, special pricing arrangements, including blanket purchase agreements. These agreements may limit our pricing flexibility, which could harm our business, financial condition, and results of operations. For a limited number of customers, we have made sales, at the customer’s request, through third-party online intermediaries, to whom we are required to pay commissions. If such intermediary sales grow, it could have a negative impact on our gross margins.

Risks Related to the Development and Manufacturing of Our Products

Our business depends on our ability to license new technologies from others

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

Our business could be harmed if we lose rights to technologies that we have licensed from others

Several of our licenses, such as licenses for biological materials, have finite terms. We may not be able to renew these existing licenses on favorable terms, or at all. Licenses for biological materials such as antibodies are of growing significance to our product and service offerings. If we lose the rights to a biological material or a patented technology, we may need to stop selling these products and/or services and possibly other products and services, redesign our products, or lose a competitive advantage. While some of our licenses are exclusive to us in certain markets, potential competitors could also in-license technologies that we fail to license exclusively and potentially erode our market share for these and other products and services. Our licenses also typically subject us to various economic and commercialization obligations. If we fail to comply with these obligations we could lose important rights under a license, such as exclusivity. In some cases, we could lose all rights under a license. Loss of such rights could, in some cases, harm our business.

In addition, some rights granted under the license could be lost for reasons outside of our control. For example, the licensor could lose patent protection for a number of reasons, including invalidity of the licensed patent, or a third party could obtain a patent that curtails our freedom to operate under one or more licenses. Changes in patent law could affect the value of the licensed technology. We may receive third-party claims of intellectual property infringement for which we may not be indemnified by the licensor.

Violation of government regulations or voluntary quality programs could harm demand for our products or services

Some of our products and test services are regulated by the U.S. Food and Drug Administration, or FDA, and comparable agencies in other countries as medical devices, pharmaceuticals, or biologics. As a result we must register with the state and federal FDA as both a medical device and diagnostic manufacturer and a manufacturer of drug products and comply with all required regulations. Failure to comply with these regulations can lead to sanctions by the FDA, such as written observations made following inspections, warning letters, product recalls, fines, product seizures, and consent decrees. Test data for use in client submissions with the FDA could be disqualified. If the FDA were to take such actions, the FDA’s sanctions would be available to the public. This publicity could harm our ability to sell these regulated products globally.

Medical device laws and regulations are also in effect in many countries, ranging from comprehensive device approval requirements to requests for product data or certifications. The number and scope of these requirements are increasing. We may not be able to obtain regulatory approvals in such countries or may incur significant costs in obtaining or maintaining our foreign regulatory approvals. In addition, the export by us of certain of our products which have not yet been cleared for domestic commercial distribution may be subject to FDA or other export restrictions.

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

ISO 13485 is an internationally recognized voluntary quality standard that requires compliance with a variety of quality requirements somewhat similar to the QSR requirements. Our facilities in Camarillo, California; Frederick, Maryland; Grand Island, New York; Madison, Wisconsin; Bromborough, United Kingdom; Paisley, Scotland; Oslo, Norway; and Singapore are each intended to comply with ISO 13485. Failure to comply with this voluntary standard can lead to observations of non-compliance or even suspension of ISO certification by the registrar. If we lose ISO certification, this loss could cause some customers to purchase products from other suppliers.

If we violate a government mandated or voluntary quality program, we may incur additional expense to come back into compliance with the government mandated or voluntary standards. That expense may be material and we may not have anticipated that expense in our financial forecasts. Our financial results could suffer as a result of these increased expenses.

We rely on other companies for the manufacture of some of our products and also for the supply of some components of the products we manufacture on our own which may hinder our ability to satisfy customer demand

Although we have contracts with most of these manufacturers and suppliers, their operations could be disrupted. These disruptions could be caused by conditions unrelated to our business or operations, including the current global economic downturn. Although we have our own manufacturing facilities, and generally believe we might be able to manufacture some of the products and components currently sourced from other companies, we also believe that it could take considerable time and resources for us to establish the capability to do so. Accordingly, if these other manufacturers or suppliers are unable or fail to fulfill their obligations to us, we might not be able to satisfy customer demand in a timely manner, and our business could be harmed.

Risks Related to Our Operations

Loss of key personnel may adversely affect our business

Our products and services are highly technical in nature. In general, only highly qualified and trained scientists have the necessary skills to develop and market our products and provide our services. In addition, some of our manufacturing positions are highly technical as well. We face intense competition for these professionals from our competitors, customers, marketing partners, and other companies throughout our industry. We do not generally enter into employment agreements requiring these employees to continue in our employment for any period of time. Any failure on our part to hire, train, and retain a sufficient number of qualified employees could seriously damage our business. Additionally, integration of acquired companies and businesses can be disruptive, causing key employees of the acquired business to leave. Further, we use stock options, restricted stock, and restricted stock units/awards to provide incentives to these individuals to remain with us and to build their long-term stockholder value to align their interests with those of the Company. If our stock price decreases, this reduces the value of these equity awards and therefore a key employee’s incentive to stay. If we were to lose a sufficient number of our key employees and were unable to replace them, these losses could seriously damage our business.

We have substantial indebtedness, which could adversely affect our cash flows, business and financial condition

As of December 31, 2008, we had outstanding indebtedness of approximately $3.5 billion. As of December 31, 2008, we also had availability of $237.1 million (net of outstanding borrowings of zero and standby letters of credit of $12.9 million) under our revolving credit facility.

Our substantial level of debt could, among other things:

•	require us to dedicate a substantial portion of our cash flow from operations to the servicing and repayment of our debt, thereby reducing funds available for working capital, capital expenditures, dividends, acquisitions and other purposes;
•	increase our vulnerability to, and limit our flexibility in planning for, adverse economic and industry conditions;
•	adversely affect our credit rating, with the result that the cost of servicing our indebtedness might increase;
•	limit our ability to obtain additional financing to fund future working capital, capital expenditures, additional acquisitions and other general corporate requirements;
•	create competitive disadvantages compared to other companies with less indebtedness;
•	adversely affect our stock price;
•	limit our ability to apply proceeds from an offering, debt incurrence or asset sale to purposes other than the servicing and repayment of our debt; and
•	limit our ability to pay dividends and repurchase stock.

Our credit facilities contain restrictions that limit our flexibility in operating our business

Our credit facilities contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and our subsidiaries’ ability to, among other things:

•	incur additional indebtedness (including guarantees or other contingent obligations);
•	pay dividends on, repurchase, or make distributions in respect of our common stock or make other restricted payments;
•	make specified investments (including loans and advances);
•	sell or transfer assets;
•	create liens;
•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and
•	enter into certain transactions with our affiliates.

In addition, under our credit facilities, we are required to satisfy and maintain specified financial ratios and other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot be assured that we will meet those ratios and tests. A breach of any of these covenants could result in a default under our credit facilities. Upon the occurrence of an event of default under our credit facilities, our lenders could elect to declare all amounts outstanding under our credit facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under our credit facilities could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our and our domestic subsidiaries’ assets as collateral under our credit facilities.

We could incur more indebtedness, which may increase the risks associated with our substantial leverage, including our ability to service our indebtedness and pay dividends on our common stock

The indentures governing our senior convertible notes and our credit facilities permit us, under some circumstances, to incur a significant amount of additional indebtedness. For example, our credit facilities allow us to incur up to an additional $500.0 million of incremental term loans or revolving commitments under our credit facility, subject to certain conditions. In addition, we may incur additional indebtedness through our revolving credit facility. If we incur additional debt, the risks associated with our substantial leverage, including our ability to service our debt and pay dividends on our common stock, would increase. This, in turn, could negatively affect the market price of our common stock.

We could lose the tax deduction for interest expense associated with our convertible senior notes due in 2023, the convertible senior notes due in 2024 and the convertible senior notes due in 2025

We could lose some or all of the tax deduction for interest expense associated with our convertible senior notes due in 2023, the convertible senior notes due in 2024, and the convertible senior notes due in 2025 if, under certain circumstances, the foregoing notes are not subject to the special Treasury Regulations governing contingent payment debt instruments or the exchange of these notes is deemed to be a taxable exchange. We also could lose the tax deduction for interest expense associated with the foregoing notes if we were to invest in non-taxable investments.

We will record a significant increase in interest expense upon the adoption of FSP APB14-1

In May of 2008, FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”) that significantly impacts the accounting for convertible debt. The FSP requires cash settled convertible debt, such as our $1,150 million aggregate principal amount of convertible notes that are currently outstanding, to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value is recorded as a debt discount and amortized to interest expense over the life of the bond. Although FSP APB 14-1 will have no impact on our actual past or future cash flows, it requires us to record a significant amount of non-cash interest expense as the debt discount is amortized. As a result, there will be a material adverse impact on our earnings from operations and earnings per share.

Our federal, state and local income tax returns may, from time to time, be selected for audit by the taxing authorities, which may result in tax assessments or penalties.

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

Our business, particularly the development and marketing of information-based products and services, depends on the continuous, effective, reliable, and secure operation of our computer hardware, software, and Internet applications and related tools and functions.

Our business requires manipulating and analyzing large amounts of data, and communicating the results of the analysis to our internal research personnel and to our customers via the Internet. Also, we rely on a global enterprise software system to operate and manage our business. Our business therefore depends on the continuous, effective, reliable, and secure operation of our computer hardware, software, networks, Internet servers, and related infrastructure. To the extent that our hardware or software malfunctions or access to our data by internal research personnel or customers through the Internet is interrupted, our business could suffer.

Our computer and communications hardware is protected through physical and software safeguards. However, it is still vulnerable to fire, storm, flood, power loss, earthquakes, telecommunications failures, physical or software break-ins, software viruses, and similar events. In addition, our online products and services are complex and sophisticated, and as such, could contain data, design, or software errors that could be difficult to detect and correct. Software defects could be found in current or future products. If we fail to maintain and further develop the necessary computer capacity and data to support our computational needs and our customers’ access to information-based product and service offerings, we could experience a loss of or delay in revenues or market acceptance. In addition, any sustained disruption in Internet access provided by other companies could harm our business.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses

Our worldwide operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our revenue and financial condition and increase our costs and expenses. Our corporate headquarters, and a portion of our principal research and development, manufacturing and administrative facilities, are located in California, and other critical business operations and some of our suppliers are located in California and Asia, near major earthquake faults and fire zones. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults, fire zones and being consolidated in certain geographical areas is unknown, but our revenue, profitability and financial condition could suffer in the event of a major earthquake, fire or other natural disaster.

Risks Related to Our International Operations

International unrest or foreign currency fluctuations could cause volatility in our international sales and our financial results.

Our products are currently marketed in approximately 100 countries throughout the world. Our international revenues, which include revenues from our non-U.S. subsidiaries and export sales from the U.S., represented 56% of our product revenues in 2008, 53% of our product revenues in 2007 and 46% of our product revenues in 2006. We expect that international revenues will continue to account for a significant percentage of our revenues for the foreseeable future. There are a number of risks arising from our international business, including those related to:

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

A significant portion of our revenues are received in currencies other than the U.S. dollar, which is our reporting currency. Most of our costs, however, are incurred in U.S. dollars. While we have at times attempted to hedge our net cash flows in currencies other than the U.S. dollar, our hedging program relies in part on forecasts of these cash flows. As a result, we cannot guarantee this program will adequately protect our cash flows from the full effects of exchange rate fluctuations. We also continually evaluate the costs and benefits of our hedging program and cannot guarantee that we will continue to conduct hedging activities. As a result, fluctuations in exchange rates for the currencies in which we do business have caused and will continue to cause fluctuations in the US dollar value of our financial results. We cannot predict the effects of currency exchange rate fluctuations upon our future financial results because of the number of currencies involved, the variability of currency exposures and the volatility of currency exchange rates.

Risks Related to Our Intellectual Property

We may not be able to effectively and efficiently protect and enforce our proprietary technology

Our success depends to a significant degree upon our ability to develop proprietary products and technologies. When we develop such technologies, we routinely seek patent protection in the United States and abroad to the extent permitted by law. However, the intellectual property rights of biotechnology companies, including us, involve complex factual, scientific, and legal questions. We cannot assure you that patents will be granted on any of our patent applications or that the scope of any of our issued patents will be sufficiently broad to offer meaningful protection. Even if we receive a patent that we believe is valid for a particular technology, we may not be able to realize the expected value to us from that technology due to several factors, including the following:

•	Although we have licensing programs to provide industry access to some of our patent rights, some other companies have in the past refused to participate in these licensing programs and some companies may refuse to participate in them in the future. Also, our licenses typically provide our customers with access for limited use of our technology, such as for certain fields of use or to provide certain kinds of products and services. The validity of the restrictions contained in these licenses could be contested, and we cannot provide assurances that we would either be aware of an unauthorized use or be able to enforce the restrictions in a cost-effective manner;
•	Legal actions to enforce patent rights can be expensive and may involve the diversion of significant management time. Our enforcement actions may not be successful, and furthermore they could give risk to legal claims against us and could result in the invalidation of some of our intellectual property rights or legal determinations that they are not enforceable;
•	We only seek to have patents issued in selected countries. Third parties can make, use and sell products covered by our patents in any country in which we do not have patent protection;

•	Our issued patents or patents we exclusively license from others could be successfully challenged through legal actions or other proceedings, such as by challenging the validity and scope of a patent with the United States Patent and Trademark Office, or USPTO, foreign patent offices, or the International Trade Commission. These actions or proceedings could result in amendments to or rejection of certain patent claims; and
•	Judicial decisions in third party litigation and legislative changes could harm the value of our patents and the effectiveness of our label licenses by altering our rights to our technology.

We are currently, and could in the future be, subject to lawsuits, arbitrations, investigations, and other legal actions with private parties and governmental entities, particularly involving claims for infringement of patents and other intellectual property rights, and we may need to obtain licenses to intellectual property from others.

The outcome of legal actions is inherently uncertain, and we cannot be sure that we will prevail in any of these actions. An adverse determination in some of our current legal actions could harm our business and financial condition. Our products are based on complex, rapidly developing technologies. These products could be developed without knowledge of previously filed patent applications that mature into patents that cover some aspect of these technologies. In addition, we may seek to protect and commercialize a technology though we are aware that patents have been applied for and, in some cases, issued to others claiming technologies that are closely related to ours. Because patent litigation is complex and the outcome inherently uncertain, our belief that our products do not infringe valid and enforceable patents owned by others could be successfully challenged. We have from time to time been notified that we may be infringing patents and other intellectual property rights of others. Also, in the course of our business, we may from time to time have access to confidential or proprietary information of others, and they could bring a claim against us asserting that we had misappropriated their technologies, which though not patented are protected as trade secrets, and had improperly incorporated those technologies into our products.

Due to these factors, litigation regarding patents and other intellectual property rights is extensive in the biotechnology industry, and there remains a constant risk of intellectual property litigation and other legal actions affecting us, which could include antitrust claims. We have been made a party to litigation and have been subject to other legal actions regarding intellectual property matters, which have included claims of violations of antitrust laws. These actions, some of which, if determined adversely, could harm our business and financial condition. To avoid or settle legal claims, it may be necessary or desirable in the future to obtain licenses relating to one or more products or relating to current or future technologies. We may not be able to obtain these licenses or other rights on commercially reasonable terms, or at all, and might need to discontinue an important product or product line or alter our products and processes. In some situations, settlement of claims may require an agreement to cease allegedly infringing activities.

We are involved in several legal actions that could affect our intellectual property rights and our products and services. The cost of litigation and the amount of management time associated with these cases has been, and is expected to continue to be, significant. These matters might not be resolved favorably. If they are not resolved favorably, we could be enjoined from selling the products or services in question or other products or services as a result, and monetary or other damages could be assessed against us. The damages assessed against us could include damages for past infringement, which in some cases can be trebled by the court. These outcomes could harm our business or financial condition.

Disclosure of trade secrets could cause harm to our business

We attempt to protect our trade secrets by, among other things, entering into confidentiality agreements with third parties, our employees, and our consultants. However, these agreements can be breached and, if they are, there may not be an adequate remedy available to us. If our trade secrets become known, we may lose our competitive position.

Some of the intellectual property that is important to our business is owned by other companies or institutions and licensed to us, and legal actions against them could harm our business

Even if we are not a party to these legal actions, an adverse outcome could harm our business because it might prevent these other companies or institutions from continuing to license intellectual property that we may need for our business. Furthermore, an adverse outcome could result in infringement or other legal actions being brought directly against us.

Risks Related to Environmental and Product Liability Issues

Risks related to handling of hazardous materials and other regulations governing environmental safety

Our research and development and manufacturing activities involve the use of potentially hazardous materials, including biological materials, chemicals, and various radioactive compounds. Also, some of our products are hazardous materials or include hazardous materials. Our operations also involve the generation, transportation and storage of waste. These activities are subject to complex and stringent federal, state. local, and foreign environmental, health, safety and other governmental laws, regulations, and permits governing the use, storage, handling, and disposal of hazardous materials and specified waste products, as well as the shipment and labeling of materials and products containing hazardous materials. Both public officials and private individuals or organizations may seek to enforce these legal requirements against us. While we believe we are in material compliance with these laws, regulations, and permits, we could discover that we or an acquired business is not in material compliance. Under some laws and regulations, a party can be subject to “strict liability” for damages caused by some hazardous materials, which means that a party can be liable without regard to fault or negligence. Existing laws and regulations may also be revised or reinterpreted, or new laws and regulations may become applicable to us, whether retroactively or prospectively, that may have a negative effect on our business and results of operations. It is therefore impossible to eliminate completely the risk of contamination or injury from the hazardous and other materials that we use in our business and products. If we fail to comply with any of these laws, regulations, or permits, or if we are held strictly liable under any of these laws, regulations, or permits despite our compliance, we could be subject to substantial fine or penalty, payment of remediation costs, loss of permits, and/or other adverse governmental action, and we could be liable for substantial damages. Any of these events could harm our business and financial condition.

In acquiring Dexter Corporation in 2000, we assumed certain of Dexter Corporation’s environmental liabilities, including clean-up of formerly owned locations as well as several hazardous waste sites listed on the National Priority List under federal Superfund law. We also assumed certain Applied Biosystems environmental liabilities, including clean-up of formerly owned locations as well as hazardous waste sites under state and federal environmental laws, in connection with our acquisition of Applied Biosystems in 2008. Unexpected results related to the investigation and clean-up of any of these sites could cause our financial exposure in these matters to exceed stated reserves and insurance, requiring us to allocate additional funds and other resources to address our environmental liabilities, which could cause a material adverse effect on our business.

Potential product liability claims could cause harm to our business

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

Some of our services include the manufacture of biologic products to be tested in human clinical trials. We could be held liable for errors and omissions in connection with these services, even though we are not the party performing the clinical trials. In addition, we formulate, test, and manufacture products intended for use by the public. These activities could expose us to risk of liability for personal injury or death to persons using such products. We seek to reduce our potential liability through measures such as contractual indemnification provisions with clients (the scope of which may vary from client-to-client and the performances of which are not secured), insurance maintained by clients and conducting certain of these businesses through subsidiaries. Nonetheless, we could be materially harmed if we were required to pay damages or incur defense costs in connection with a claim that is outside the scope of the indemnification agreements, if the indemnity, although applicable, is not performed in accordance with its terms or if our liability exceeds the amount of applicable insurance or indemnity. In addition, we could be held liable for errors and omissions in connection with the services we perform. We currently maintain product liability and errors and omissions insurance with respect to these risks. There can be no assurance that our insurance coverage will be adequate or that insurance coverage will continue to be available on terms acceptable to us.

Risks Related to the Market for Our Securities

Operating results and the market price of our stock and convertible notes could be volatile

Our operating results and the price of our stock and convertible notes have been in the past, and will continue to be, subject to fluctuations as a result of a number of factors, including those listed in this section of this Annual Report and those we have failed to foresee. Our stock price and the price of our convertible notes could also be affected by any: inability to meet analysts’ expectations; general fluctuations in the stock market, or fluctuations in the stock prices of companies in our industry or those of our customers; conditions and publicity regarding the genomics, biotechnology, pharmaceutical, or life sciences industries generally, including, for example, comments by securities analysts or public officials regarding such matters. Such volatility has had a significant effect on the market prices of many companies’ securities for reasons unrelated to their operating performance and has in the past led to securities class action litigation. Securities litigation against us could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business.

The factors that affect our operating results and the market price for our common stock may have changed because of the merger with Applied Biosystems

The merger with Applied Biosystems in November 2008 involved the combination of two different, though complimentary, businesses. We have operated the combined businesses for a very limited period of time. The extent to which the new, combined business will be subject to the various risks and uncertainties of the separate businesses is not known, and the results of operations of the combined company and the market price of our common stock may be affected by factors different from those affecting the shares of our common stock and/or Applied Biosystems common stock prior to the merger. Our results of operations and the market price of our common stock may be more difficult to predict as a result, and our financial results and common stock price may be adversely affected.

ITEM 1B.	Unresolved Staff Comments

Not applicable.

ITEM 2.	Properties

We own or lease approximately 3,000,000 square feet of property being used in current operations at the following principal locations within the United States, each of which contains office, manufacturing, storage and/or laboratory or office facilities used by our BioDiscovery (BD), Cell Systems (CS) and Applied Biosystems (AB) segments, as noted:

•	Carlsbad, California (owned (land only) and leased)—used by BD segment
•	Frederick, Maryland (owned and leased)—used by BD and CS segments
•	Grand Island, New York (owned and leased)—used by CS segment
•	Madison, Wisconsin (owned and leased)—used by BD segment
•	Brown Deer, Wisconsin (leased)—used by BD segment
•	Eugene, Oregon (owned and leased)—used by BD segment
•	Branford, Connecticut (leased)—used by BD segment
•	Camarillo, California (leased)—used by BD segment
•	Foster City, California (owned and leased)—used by AB segment
•	Hayward, California (leased)—used by AB segment
•	Pleasanton, California (owned)—used by AB segment
•	Norwalk, Connecticut (leased)—used by AB segment
•	Bedford, Massachusetts (leased)—used by AB segment

•	Framington, Massachusetts (leased)—used by AB segment
•	Austin, Texas (leased)—used by AB segment

In addition, we own or lease approximately 1,500,000 square feet of property at locations outside the United States including these principal locations, each of which also contains office, manufacturing, storage and/or laboratory or office facilities:

•	Glasgow area, principally Paisley, Scotland (owned and leased)—used by BD and CS segments
•	Oslo, Norway (owned (land only) and leased)—used by BD segment
•	Auckland and Christchurch, New Zealand (owned and leased)—used by BD and CS segments
•	Shanghai and Beijing, China (leased)—used by BD segment
•	Newcastle, Australia (owned and leased)—used by CS segment
•	Darmstadt, Germany (leased)—used by AB segment
•	Warrington, UK (owned and leased)—used by AB segment
•	Rotterdam, Holland (leased)—used by AB segment
•	Singapore (leased)—used by AB segment
•	Tokyo, Japan (leased)—used by AB segment
•	Narita, Japan (owned)—used by AB segment
•	Shanghai, China (leased)—used by AB segment

In addition to the principal properties listed above, we lease other properties in locations throughout the world, including India, Japan, Taiwan, Hong Kong, Singapore, Australia, Argentina, Brazil, Canada, Israel, Belgium, Denmark, France, Germany, Italy, the Netherlands and Spain. Many of our plants have been constructed, renovated, or expanded during the past ten years. We are currently using substantially all of our finished space, with some space available for expansion at some of our locations. We consider the facilities to be in a condition suitable for their current uses. Because of anticipated growth in the business and due to the increasing requirements of customers or regulatory agencies, we may need to acquire additional space or upgrade and enhance existing space during the next five years. We believe that adequate facilities will be available upon the conclusion of our leases.

We also have leases in Bethesda and Rockville, Maryland; Worcester, Massachusetts; South San Francisco, California; and Auckland, New Zealand; which are subleased or are being offered for sublease. These properties are not used in current operations and therefore are not included in the discussion above.

Most of our products and services are manufactured or provided from our facilities in Austin, Texas; Bedford, Massachusetts; Carlsbad, Camarillo, Foster City and Pleasanton, California; Eugene, Oregon; Frederick, Maryland; Grand Island, New York; Madison, Wisconsin; Auckland, New Zealand; Oslo, Norway; Paisley, Scotland; and Warrington, United Kingdom. We also have manufacturing facilities in Japan, Israel and Singapore.

Additional information regarding our properties is contained in Notes 1 and 6 to the consolidated financial statements included in this Annual Report on Form 10-K.

ITEM 3.	Legal Proceedings

We are subject to potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted. These matters have arisen in the ordinary course and conduct of our business, as well as through acquisitions. They include, for example, commercial, intellectual property, antitrust, environmental, securities, and employment matters. Some are expected to be covered, at least partly, by insurance. Estimated amounts for claims that are probable and can be reasonably estimated are reflected as liabilities in the consolidated financial statements. We believe that we have meritorious defenses against the claims currently asserted against us and intend to defend them vigorously. However, the ultimate resolution of these matters is subject to many uncertainties, and we cannot be sure that we will prevail in our defense of claims currently asserted against us. It is reasonably possible that some of the matters that are pending or may be asserted could be decided unfavorably to us, and an adverse determination could harm our business or financial condition.

ITEM 4.	Submission of Matters to a Vote of Security Holders

We held a special meeting of stockholders on October 28, 2008, to approve matters in connection with our merger with Applied Biosystems.

The following proposals were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year covered by this annual report on Form 10-K:

Proposal 1: A proposal to approve the issuance of our common stock to Applied Biosystems stockholders in the merger with Applied Biosystems. This proposal received 66,391,787 affirmative votes, 128,755 negative votes, and 1,104,473 abstentions and broker non-votes.

Proposal 2: A proposal to approve an amendment to the Company’s restated certificate of incorporation to increase the number of authorized shares of common stock from 200,000,000 to 400,000,000. This proposal received 65,098,181 affirmative votes, 1,409,759 negative votes, and 1,117,075 abstentions and broker non-votes.

Proposal 3: A proposal to approve any adjournments of the special meeting, if necessary, to solicit additional proxies in favor of all or any of the foregoing proposals. This proposal received 61,820,601 affirmative votes, 4,409,621 negative votes, and 1,394,793 abstentions and broker non-votes.

The proposals above are described in detail in the joint proxy statement/prospectus dated September 10, 2008.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Stockholder Information

Our common stock trades on The NASDAQ Global Select Market® under the symbol “LIFE.” Our common stock previously traded under the symbol “IVGN”. The trading symbol was changed prior to November 24, 2008, in connection with the change of our corporate name from Invitrogen Corporation to Life Technologies Corporation. The table below provides the high and low sales prices of our common stock for the periods indicated, as reported by The NASDAQ Global Select Market.

	High	Low

Year ended December 31, 2008
Fourth quarter	$38.52	$19.56
Third quarter	44.65	36.56
Second quarter	48.13	36.73
First quarter	49.00	38.89
Year ended December 31, 2007
Fourth quarter	$49.58	$40.62
Third quarter	41.88	35.12
Second quarter	37.50	31.71
First quarter	33.81	27.96

On February 25, 2009, the last reported sale price of our common stock was $28.85. As of February 25, 2009, there were approximately 5,986 stockholders of record of our common stock. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders of shares in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies. The calculations of the market value of shares of Life Technologies stock held by non-affiliates as of June 30, 2008, shown on the cover of this report, was made on the assumption that there were no affiliates other than executive officers and directors as of the date of calculation. All share and per share information presented in this annual report on Form 10-K has been restated to reflect the effect of our two for one stock split effective May 27, 2008.

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

Dividends

We have never declared or paid any cash dividends on our common stock and currently do not anticipate paying such cash dividends, although Applied Biosystems historically declared and paid dividends prior to the merger. We currently anticipate that we will retain all of our future earnings for use in the development and expansion of our business, for debt repayment and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, tax laws and other factors as the Board of Directors, in its discretion, deems relevant. In addition, our ability to pay dividends in the future may be restricted by the financial covenants of our credit agreement that was executed in November 2008 in connection with the merger with Applied Biosystems.

Securities Purchased Under Life Technologies Stock Repurchase Program

In July 2007, the Board approved a program authorizing management to repurchase up to $500.0 million of common stock over the next three years, which remains open at December 31, 2008. Under this plan, the Company repurchased 1.5 million shares at a total cost of approximately $135.0 million during the year ended December 31,

2007. The Company purchased an additional 1.2 million shares at a total cost of approximately $100.0 million during the year ended December, 31, 2008. The cost of repurchased shares are included in treasury stock and reported as a reduction in stockholders’ equity.

The following table represents stock purchases during the fourth quarter:

			(c)	(d)
			Total Dollar	Maximum Number
			of Shares	(or Approximate
			(or Units)	Dollar Value) of
	(a)	(b)	Purchased as	Shares (or Units)
	Total Number	Average Price	Part of Publicly	that May Yet Be
	of Shares	Paid per	Announced	Purchased Under
	(or Units)	Share (includes	Plans or	the Plans or
Period	purchased	commissions)	Programs	Programs

October 1—October 31	—	$—	$—	$265,015,297
November 1—November 30	—	—	—	265,015,297
December 1—December 31	—	—	—	265,015,297

Total	—	$—	$—	$265,015,297

ITEM 6.	Selected Financial Data

The following selected data should be read in conjunction with our financial statements located elsewhere in this Annual Report on Form 10-K and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

FIVE YEAR SELECTED FINANCIAL DATA

(in thousands, except per share data)	2008(1,2)	2007(1)	2006(1,3)	2005(1,4)	2004(1)

Revenues	$1,620,323	$1,281,747	$1,151,175	$1,079,137	$911,558
Gross profit	940,752	715,887	608,331	549,535	464,207
Net income from continuing operations	29,962	130,279	75,759	121,485	80,987
Net income (loss) from discontinued operations	1,359	12,911	(266,808)	10,561	7,838
Net income (loss)	31,321	143,190	(191,049)	132,046	88,825
Earnings from continuing operations per common share:
Basic	$0.31	$1.39	$0.74	$1.17	$0.79
Diluted	$0.29	$1.35	$0.72	$1.08	$0.75
Earnings (loss) from discontinued operations per common share:
Basic	$0.01	$0.14	$(2.60)	$0.10	$0.07
Diluted	$0.01	$0.13	$(2.52)	$0.09	$0.07
Net income (loss) per share:
Basic	$0.32	$1.53	$(1.86)	$1.27	$0.86
Diluted	$0.30	$1.48	$(1.80)	$1.17	$0.82
Current assets	$1,612,171	$1,090,484	$740,604	$1,079,234	$1,265,104
Noncurrent assets	7,301,746	2,239,263	2,179,696	2,241,376	1,794,370
Current liabilities (including convertible debt)	1,007,242	234,413	228,086	468,148	168,791
Noncurrent liabilities (including convertible debt)	4,506,208	1,327,381	1,296,191	1,310,941	1,476,523
Total stockholders’ equity	3,400,467	1,765,447	1,630,427	2,041,790	1,913,251

(1)	During 2008, 2007, 2006, 2005 and 2004 the Company completed acquisitions that were not material and their results of operations have been included in the accompanying consolidated financial statements from their respective dates of acquisition. See Note 2 to the Notes to Consolidated Financial Statements.
(2)	2008 includes the results of operations of Applied Biosystems, Inc. as of November 21, 2008, the date of acquisition, which affects the comparability of the Selected Financial Data.
(3)	In 2006, the FASB issued Financial Accounting Standard 123 revised “Share Based Payments” in which share based payment is included in the results of operations and impacts the net income as reported. This adoption affects comparability between the Selected Financial Data. See Note 1 in the Notes to Consolidated Financial Statements.
(4)	2005 includes the results of operations of Dynal Biotech Holding as of April 1, 2005, the date of acquisition, which affects the comparability of the Selected Financial Data.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are a global biotechnology tools company dedicated to helping our customers make scientific discoveries and ultimately improve the quality of life. Our systems, reagents, and services enable researchers to accelerate scientific exploration, driving to discoveries and developments that make life better. Life Technologies customers do their work across the biological spectrum, working to advance personalized medicine, regenerative science, molecular diagnostics, agricultural and environmental research, and 21st century forensics. In 2008, the Company had sales of approximately $1.6 billion, employed 9,700 people, had a presence in more than 100 countries, and possessed a rapidly growing intellectual property estate of approximately 3,600 patents and exclusive licenses.

Our systems and reagents, enable, simplify and improve a broad spectrum of biological research of genes, proteins and cells within academic and life science research and commercial applications. Our scientific know-how is making biodiscovery research techniques more effective and efficient to pharmaceutical, biotechnology, agricultural, government and academic researchers with backgrounds in a wide range of scientific disciplines.

We offer many different products and services, and are continually developing and/or acquiring others. Some of our specific product categories include the following:

•	“High-throughput” gene cloning and expression technology, which allows customers to clone and expression-test genes on an industrial scale.
•	Pre-cast electrophoresis products, which improve the speed, reliability and convenience of separating nucleic acids and proteins.
•	Antibodies, which allow researchers to capture and label proteins, visualize their location through use of Molecular Probes dyes and discern their role in disease.
•	Magnetic beads, which are used in a variety of settings, such as attachment of molecular labels, nucleic acid purification, and organ and bone marrow tissue type testing.
•	Molecular Probes fluorescence-based technologies, which facilitate the labeling of molecules for biological research and drug discovery.
•	Transfection reagents, which are widely used to transfer genetic elements into living cells enabling the study of protein function and gene regulation.
•	PCR and Real Time PCR systems and reagents, which enable researchers to amplify and detect targeted nucleic acids (DNA and RNA molecules) for a host of applications in molecular biology.
•	Cell culture media and reagents used to preserve and grow mammalian cells, which are used in large scale cGMP bio-production facilities to produce large molecule biologic therapies.
•	RNA Interference reagents, which enable scientists to selectively “turn off” genes in biology systems to gain insight into biological pathways.
•	Capillary electrophoresis and massively parallel SOLiDtm DNA sequencing systems and reagents, which are used to discover sources of genetic and epigenetic variation, to catalog the DNA structure of organisms de novo, to verify the composition of genetic research material, and to apply these genetic analysis discoveries in markets such as forensic human identification.
•	High performance mass spectrometer systems which are used in numerous applications such as drug discovery and clinical development of therapeutics as well as in basic biological research, food and beverage quality testing, environmental testing, and other applied or clinical research applications.

During the 2008 fiscal year, we divided our products and services into the following three broad segments, which are further described below: BioDiscovery, Cell Systems and Applied Biosystems. The BD and CS markets are closely aligned with the target markets of our business prior to our acquisition of Applied Biosystems. The AB segment represents the products and services of the acquired AB business. Upon completion of the acquisition, we commenced the process of integrating the businesses and administration of the two organizations.

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

Cell Systems (CS). Researchers studying cells, and manufacturers that use cells to make biopharmaceuticals and other products, need to grow cells in the laboratory (referred to as in vitro) under conditions that simulate the environment in which cells live naturally (referred to as in vivo), and they need to provide those cells with the nutrients required for them to remain alive. Our CS segment includes all of our GIBCO cell culture products and services, which are used for these purposes. Products include sera, cell and tissue culture media, reagents used in both life sciences research and in processes to grow cells in the laboratory and to produce biopharmaceuticals and other end products made through cultured cells. CS services include the creation of commercially viable stable cell lines and the optimization of production processes used for the production of therapeutic drugs.

Applied Biosystems (AB). The AB products and services include a broad portfolio of instrument-based systems, consumables, software, and services for academic research, the life science industry, and commercial markets. These products and services incorporate proprietary technology used for DNA, RNA, protein, and small molecule analysis. Our AB products include complete instrument-reagent systems, such as PCR and Real-Time PCR systems, capillary electrophoresis sequencing systems and next-generation DNA sequencing systems. Additional products include mass spectrometry systems which are used to identify and quantify a wide range of analytes, including proteins and chemical compounds, Ambion RNA reagents, as well as, specialized applied markets products and services.

The principal markets for our products include the life sciences research market and the biopharmaceutical production market. We divide our principal market and customer base into principally three categories:

Life science researchers. The life sciences research market consists of laboratories generally associated with universities, medical research centers, government institutions such as the United States National Institutes of Health, or the NIH, and other research institutions as well as biotechnology, pharmaceutical, diagnostic, energy, agricultural, and chemical companies. Researchers at these institutions are using our products and services in a broad spectrum of scientific activities, such as: searching for drugs or other techniques to combat a wide variety of diseases, such as cancer and viral and bacterial disease; researching diagnostics for disease identification [or prognosis] or for improving the efficacy of drugs to targeted patient groups; and assisting in vaccine design, bioproduction, and agriculture. Our products and services provide the research tools needed for genomics studies, proteomics studies, gene splicing, cellular analysis, and other key research applications that are required by these life science researchers. In addition, our research tools are important in the development of diagnostics for disease determination as well as identification of patients for more targeted therapy.

Commercial producers of biopharmaceutical and other high valued proteins. We serve industries that apply genetic engineering to the commercial production of useful but otherwise rare or difficult to obtain substances, such as proteins, interferons, interleukins, t-PA and monoclonal antibodies. The manufacturers of these materials require larger quantities of the same sera and other cell growth media that we provide in smaller quantities to researchers. Industries involved in the commercial production of genetically engineered products include the biotechnology, pharmaceutical, food processing and agricultural industries.

Users who apply our technologies to enable or improve particular activities. We provide tools that apply our technology to enable or improve activities in particular markets, which we refer to as applied markets. The current focus of our products for these markets is in the areas of: forensic analysis, which is used to identify individuals based on their DNA; quality and safety testing, such as testing required to measure food, beverage, or environmental quality, and pharmaceutical manufacturing quality and safety; and biosecurity, which refers to products needed in response to the threat of biological terrorism and other malicious, accidental, and natural biological dangers. The Applied Biosystems branded forensic testing and human identification products and services are innovative and market-leading tools that have been widely accepted by investigators and laboratories in connection with, for example, criminal investigations, the exoneration of individuals wrongly accused or convicted of crimes, identifying victims of disasters, and paternity testing.

Our Strategy

Our objective is to provide essential life science technologies for disease research, drug discovery diagnostics and commercial applications.

Our strategies to achieve this objective include:

➢  New Product Innovation and Development

➢	Developing innovative new products. We place a great emphasis on internally developing new technologies for the life sciences research commercial markets. Additionally, we are looking to leverage the broad range of our technologies to create unique customer application based solutions. A significant portion of our growth and current revenue base has been created by the application of technology to accelerate our customer’s research process.

➢	In-licensing technologies. We actively and selectively in-license new technologies, which we modify to create high value kits, many of which address bottlenecks in the research or drug discovery laboratories. We have a dedicated group of individuals that is focused on in-licensing technologies from academic and government institutions, as well as biotechnology and pharmaceutical companies.

➢	Acquisitions. We actively and selectively seek to acquire and integrate companies with complementary products and technologies, trusted brand names, strong market positions and strong intellectual property positions. We have made numerous acquisitions since becoming a public company in 1999.

➢	Divestitures. In April 2007, Life Technologies completed the sale of its BioReliance subsidiary to Avista Capital Partners and received net cash proceeds of approximately $209.0 million. No loss on the sale was recorded in 2007. The results of operations for BioReliance for the period from January through April 2007 and the results for all prior periods are reported as discontinued operations. The Company finalized the sale of BioSource Europe, S.A., a diagnostic business located in Belgium, in April of 2007, to a private investor group in Belgium for proceeds of $5.5 million. Net proceeds from both divestitures less cash spent as part of the disposal process were $209.9 million.

➢  Leverage Existing Sales, Distribution and Manufacturing Infrastructure

➢	Multi-national sales footprint. We have developed a broad sales and distribution network with sales a presence in more than 100 countries. Our sales force is highly trained, with many of our sales people possessing degrees in molecular biology, biochemistry or related fields. We believe our sales force has a proven track record in successfully marketing our products across the globe and we expect to leverage this capacity to increase sales of our existing, newly developed and acquired products.

➢	High degree of customer satisfaction. Our sales, marketing, customer service and technical support staff provide our customers exceptional service and have been highly rated in customer satisfaction surveys. We use this strength to attract new customers and maintain existing customers.

➢	Rapid product delivery. We have the ability to ship typical orders on a same-day or next-day basis. We use this ability to provide convenient service to our customers to generate additional sales.

➢  Invest in High Growth Markets

We will focus our investments and resources in markets that provide high growth opportunities, particularly in four areas:

➢	Emerging Geographies. We continue to focus and invest in high growth geographic markets such as China and India, with direct sales and marketing personnel, as well as manufacturing and distribution facilities. We will further optimize our presence in these markets by leveraging collaborations with key government and academic institutions and local companies.

➢	Regenerative Medicine. We are the premier provider of biological products and services for advancing the field of regenerative medicine. We will continue to invest in supplementing our comprehensive suite of product offerings, including animal origin free reagents for stem cell research, and unique primary and stem cells for drug discovery screening.

➢	Applied Markets. We will leverage the growing trend of applying biology based approaches to markets beyond basic life science research. We have a strong presences in these markets and we will continue to invest time and resources to further add to our product portfolio and customer contacts in many applied markets, including, but not limited to, forensics, food and water safety testing, agbio, animal health, and human diagnostics.

➢	Next Generation DNA Sequencing. Our SOLiD technology system represents the latest innovation in next generation sequencing, a method of sequencing the genome at high throughput and relatively low cost. We will continue to invest in cutting-edge technology, customer collaborations, and sales force expertise to remain the leader in this important area of research. We will also continue to invest in future sequencing technologies that will allow for more rapid and lower cost sequencing.

We anticipate that our results of operations may fluctuate on a quarterly and annual basis and will be difficult to predict. The timing and degree of fluctuation will depend upon several factors, including those discussed under “Risk Factors Related to Our Operations.”

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2008 and 2007

			$ Increase/	% Increase/
(in millions)	2008	2007	(Decrease)	(Decrease)

BioDiscovery revenues	$989.9	$902.2	$87.7	10%
Cell Systems revenues	443.7	379.5	64.2	17%
Applied Biosystems revenues	191.0	—	191.0	—
Unallocated purchased deferred revenue adjustment	(4.3)	—	(4.3)	—

Total revenues	$1,620.3	$1,281.7	$338.6	26%

BioDiscovery gross margin	71%	70%
Cell Systems gross margin	54%	50%
Applied Biosystems gross margin	66%	—
Total gross margin	58%	56%

Revenues

Revenues increased $342.9 million or 27% for 2008 compared to 2007 before the unallocated adjustment of purchased deferred revenue. Of the $342.9 million increase in revenue, revenue from AB accounted for 56% of total increase or $191.0 million. The remaining $151.9 million was primarily a result of $71.8 million of increased volume and new product revenue, $40.3 million in favorable foreign currency translation, $30.1 million in increased price and product mix optimization, $6.7 million of freight recovery and $2.8 million of royalty revenue. The Company continues to drive revenue through new product offerings and market expansion combined with price and product mix optimization.

Changes in exchange rates of foreign currencies, especially the Japanese yen, the British pound sterling, the euro and the Canadian dollar, can significantly increase or decrease our reported revenue on sales made in these currencies and could result in a material positive or negative impact on our reported results. In addition to currency exchange rates, we expect that future revenues will be affected by, among other things, new product introductions, competitive conditions, customer research budgets, government research funding, the rate of expansion of our customer base, price increases, product discontinuations and acquisitions or dispositions of businesses or product lines.

BioDiscovery (BD). BD revenues increased $87.7 million or 10% for 2008 compared to 2007. The increase was primarily driven by $27.4 million in increased volume and new product revenue, favorable impacts of $27.1 million in foreign currency translation, $25.7 million in increased price and product mix optimization, and $3.1 million increase in royalty revenue.

Cell Systems (CS). CS revenues increased $64.2 million or 17% for 2008 compared to 2007. The increase was primarily a result of increased volume and new product revenue of $44.4 million, favorable impacts of $13.3 million from foreign currency translation, and increased price and product mix optimization of $4.4 million.

Sales of cell culture products for large-scale production applications can vary significantly due to customer demand. In addition, cell culture revenues include sales of sera products whose price has historically been volatile. As a result, cell culture revenue growth rates can vary significantly.

Applied Biosystems (AB). AB revenues were $191.0 million for the period ending December 31, 2008. As the Company acquired AB as of November 21, 2008, as a result only five weeks of operations are included in the statement of operations and comparable results to the prior year are not applicable. Revenues from AB for the year ended 2008 adjusted for currency impacts were in line with management expectations. Consumables and instruments sales consisted of 47% and 39% or $90.0 million and $75.0 million, respectively, of total segment revenues.

Gross Profit

Gross profit increased $224.9 million or 31% for 2008 compared to 2007. Of the $224.9 million increase in gross profit, gross profit from AB accounts for 56% of the total increase or $126.7 million. The remaining $98.2 million increase was primarily a result of $33.6 million in increased volume and new products, increased price of $30.1 million, and $28.2 million in favorable foreign currency impacts. Drivers of year over year changes in the gross margin are consistent with the drivers of revenue year over year. Gross profit for 2008 included an increase of $4.3 million and $30.8 million of deferred revenue adjustments and acquired inventory fair market value adjustments as a result of a business combination. These adjustments impact the results of Applied Biosystems margins. In accordance with purchase accounting rules, the acquired deferred revenue and inventory is adjusted to fair value. The Company amortizes this fair value adjustment into income in line with the underlying acquired assets and liabilities.

Amortization expense related to purchased intangible assets was $86.9 million for 2008 compared to $98.7 million for 2007. The decrease in intangible amortization is due to the completion of amortization of certain acquired intangibles at the end of 2007, partially offset by the amortization of the new intangibles acquired in the Applied Biosystem acquisition.

We believe that gross margin for future periods will be affected by, among other things, the integration of acquired businesses in addition to sales volumes, competitive conditions, royalty payments received or paid on licensed technologies, the cost of raw materials, changes in average selling prices, our ability to make productivity improvements and foreign currency rates.

BioDiscovery (BD). BD gross margin increased 1% to 71% for 2008 compared to 70% in 2007 primarily due to lower operating costs, improved pricing and increased sales volume with favorable foreign currency translation.

Cell Systems (CS). CS gross margin increased 4% to 54% for 2008 compared to 50% in 2007. The increase in gross margin was primarily the result of improved productivity and increased sales volume with favorable foreign currency translation.

Applied Biosystems (AB). AB gross margin was 66% for the year ended December 31, 2008. The higher gross margins were primarily the result of lower operating costs as the Company focused on spending during the period, which was offset by unfavorable foreign currency impact of $12.1 million. As the Company acquired AB as of November 21, 2008, as a result only five weeks of operations are included in the income statement and comparable results to the prior year are not applicable.

Operating Expenses

	For the Years Ended December 31,
	2008		2007
		As a		As a
		Percentage		Percentage
	Operating	of Segment	Operating	of Segment	$ Increase	% Increase
(in millions)	Expense	Revenues	Expense	Revenues	(Decrease)	(Decrease)

BioDiscovery Segment:
Sales and marketing	$199.5	20%	$185.1	21%	$14.4	8%
General and administrative	106.5	11%	105.2	12%	1.3	1%
Research and development	104.8	11%	97.2	11%	7.6	8%
Cell Systems Segment:
Sales and marketing	$74.6	17%	$60.9	16%	$13.7	22%
General and administrative	45.7	10%	39.2	10%	6.5	17%
Research and development	16.2	4%	14.5	4%	1.7	12%
Applied Biosystems Segment:
Sales and marketing	$28.1	15%	$—		$28.1
General and administrative	17.0	9%	—		17.0
Research and development	17.5	9%	—		17.5
Unallocated:
Sales and marketing	$8.8		$6.0		$2.8
General and administrative	19.2		19.7		(0.5)
Research and development	4.0		4.1		(0.1)
Consolidated:
Sales and marketing	$311.0	19%	$252.0	20%	$59.0	23%
General and administrative	188.4	12%	164.1	13%	24.3	15%
Research and development	142.5	9%	115.8	9%	26.7	23%

Sales and Marketing. In 2008, sales and marketing expenses increased $59.0 million or 23% compared to 2007. Of the $59.0 million increase, $28.1 million resulted from the acquisition of AB. The remaining $30.9 million increase resulted primarily in increased salaries and bonuses of $16.3 million, travel expense of $3.2 million, increased infrastructure expense of $3.9 million, unfavorable foreign currency impacts of $3.5 million and $2.2 million from share-based compensation.

General and Administrative. In 2008, general and administrative expenses increased $24.3 million or 15% compared to 2007. Of the $24.3 million increase, $17.0 million resulted from the acquisition of AB. The remaining $7.3 million increase resulted from increased salary and bonus expenses of $12.6 million, purchased services of $3.5 million and depreciation expense of $2.6 million, partially offset by $11.7 million in decreased infrastructure expenses. We continue to pursue programs and initiatives to improve our efficiency in the general and administrative area. These programs focus in the areas of process improvement and automation. We expect over time that these actions will continue and further result in a decline in our general and administrative expenses as a percent of sales.

Research and Development. Research and development expenses for 2008 increased $26.7 million or 23% compared to 2007. Of the $26.7 million increase, $17.5 million resulted from acquisition of AB. The remaining $9.2 million increase resulted primarily from an increase of $7.2 million in salaries and bonus expenses and $3.2 million in increased supplies expense partially offset by $0.9 million of purchased services. Overall, gross research and development expenses increased 23 percent year over year as a result of our continued efforts to expand new product development projects. We expect research and development expenses to be in the range of 9-10% as a percentage of sales as we continue efforts to drive growth through new product development.

Purchased In Process Research and Development. As a result of the Company’s acquisitions in 2008, primarily Applied Biosystems, the Company has incurred an expense of $93.3 million for the year ended December 31, 2008. This amount estimates the fair value, under the royalty relief method, of various acquired in-process research projects that have not yet reached technological feasibility and do not have future alternative use as of the date of the merger.

Business Consolidation Costs. Business consolidation costs for 2008 were $38.6 million, compared to $5.6 million in 2007, and represent costs associated with our acquisition efforts related to AB and to realign our business and consolidation of certain facilities. Included in these costs are various activities related to the acquisition which were associated with combining the two companies and consolidating redundancies. Also included in these expenses are one time expenses associated with third party providers assisting in the realignment of the two companies. We expect to continue to incur business consolidation costs in 2009 as we further consolidate operations and facilities of the newly acquired AB and to realign the previously existing businesses.

Other Income (Expense)

Interest Income. Interest income was $24.6 million in 2008 compared to $28.0 million in 2007. The $3.4 million decrease resulted primarily from a decrease in the average yield of our investments in 2008 along with the lower balance in cash and cash equivalents in the fourth quarter of 2008 as a result of the purchase price paid for the AB acquisition.

Interest income in the future will be affected by changes in short-term interest rates and changes in cash balances, which may materially increase or decrease as a result of acquisitions, debt repayment, stock repurchase programs and other financing activities.

Interest Expense. Interest expense was $43.0 million for 2008 compared to $28.0 million for 2007. The primary reason for the $15.0 million increase in interest expense was interest incurred on the $2,400.0 million new debt issued in November 2008 in conjunction with acquisition of Applied Biosystems.

Other Income (Expense), Net. Other income, net, was $5.7 million for 2008 compared to $0.3 million for 2007. The primary reason for the $5.4 million increase in other income was foreign currency net gains of $4.0 million and joint venture income of $1.6 million related to our interest in the joint venture.

Provision for Income Taxes. The provision for income taxes as a percentage of our pre-tax income was 80.6% for 2008 compared with 27.1% of our pre-tax income for 2007. The increase in the effective tax rate was primarily attributable to US income tax recognized in connection with the repatriation of non-US retained earnings to help fund the AB acquisition and to purchased in-process research and development costs at acquired companies which were expensed for financial reporting purposes but were not deductible for tax purposes.

Comparison of Years Ended December 31, 2007 and 2006

			$ Increase/	% Increase/
(in millions)	2007	2006	(Decrease)	(Decrease)

BioDiscovery revenues	$902.2	$814.7	$87.5	11%
Cell Systems revenues	379.5	336.5	43.0	13%

Total revenues	$1,281.7	$1,151.2	$130.5	11%

BioDiscovery gross margin	70%	68%
Cell Systems gross margin	50%	52%
Total gross margin	56%	53%

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

Gross Profit

Gross profit increased $107.6 million or 18% for 2007 compared to 2006. Gross profit for 2007 and 2006 included approximately $0.5 million and $4.4 million, respectively, of costs associated with the write-up of acquired inventory to fair market value as a result of a business combination. In accordance with purchase accounting rules, this acquired inventory was written-up to fair market value and subsequently expensed as the inventory was sold. Amortization expense related to purchased intangible assets acquired in our business combinations was $98.7 million for 2007 compared to $110.7 million for 2006. The $12.0 million decrease was mainly due to intangible assets acquired in prior periods being fully amortized during the year. The primary drivers for the increase in gross margin is related to $47.5 million in pricing and volume increases, $22.1 million in productivity increases and $26.4 million in favorable foreign currency translation.

BioDiscovery (BD). BioDiscovery gross margin increased 2% to 70% for 2007 compared to 68% in 2006 primarily due to lower operating costs, improved pricing and increased sales volume.

Cell Systems (CS). CS gross margin decreased 2% to 50% for 2007 compared to 52% in 2006. Declines in gross margin were primarily the result of higher operating expenses and declines in sera pricing.

Operating Expenses

	For the Years Ended December 31,
	2007		2006
		As a		As a
		Percentage		Percentage
	Operating	of Segment	Operating	of Segment	$ Increase	% Increase
(in millions)	Expense	Revenues	Expense	Revenues	(Decrease)	(Decrease)

BioDiscovery Segment:
Sales and marketing	$185.1	21%	$172.8	21%	$12.3	7%
General and administrative	105.2	12%	93.2	11%	12.0	13%
Research and development	97.2	11%	89.7	11%	7.5	8%
Cell Systems Segment:
Sales and marketing	$60.9	16%	$54.5	16%	$6.4	12%
General and administrative	39.2	10%	30.2	9%	9.0	30%
Research and development	14.5	4%	10.4	3%	4.1	39%
Unallocated:
Sales and marketing	$6.0		$5.1		$0.9
General and administrative	19.7		26.7		(7.0)
Research and development	4.1		4.2		(0.1)
Consolidated:
Sales and marketing	$252.0	20%	$232.4	20%	$19.6	8%
General and administrative	164.1	13%	150.1	13%	14.0	9%
Research and development	115.8	9%	104.3	9%	11.5	11%

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

Interest Expense. Interest expense was $28.0 million for 2007 compared to $32.2 million for 2006. The primary reason for the $4.2 million reduction in interest expense was the maturity of the 2006 2 1 /4% Convertible Notes in the prior year which were not part of the 2007 expense.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Operating activities provided net cash of $365.8 million during 2008 primarily from our net income of $31.3 million plus net non-cash charges of $355.3 million. Changes in operating assets and liabilities provided a net decrease of $20.9 million in cash during the period. Within the non-cash charges in operating activities, the primary drivers were amortization of intangible assets of $86.9 million, share based compensation of $47.0 million, depreciation charges of $45.7 million and acquired inventory fair market value adjustments of $34.0 million. The primary drivers of cash proceeds from changes in operating assets and liabilities were increases in accrued expenses of $109.2 million and decreases in inventories of $11.1 million which were offset by increases in trade account receivable of $112.3 million, decreases in accounts payable of $22.2 million, and a decrease in income taxes payable of $9.9 million for a net decrease of $20.9 million. The overall decrease in cash from operating assets and liabilities is due to the acquisition of Applied Biosystems and the operational nature of the business. Sales peak in the final month of the quarter, which drives up accounts receivable and reduces the amount of inventory on hand. In conjunction with a reduction of inventory, a corresponding decrease in accounts payable generally occurs. As we acquired Applied Biosystems on November 21, 2008, only the final portion of the quarter is reflected in the cash flow from operations.

As a result of working capital improvement programs, we expect to utilize our working capital more effectively in the future resulting in higher inventory turnover and lower days sales outstanding. Our working capital factors, such as inventory turnover and days sales outstanding, are seasonal and, on an interim basis during the year, may require an influx of short-term working capital.

Investing Activities. Net cash used by investing activities during 2008 was $2,889.7 million. The cash was used for business combinations of $2,859.0 million and purchases of property plant and equipment of $81.9 million partially offset by securities available for sale of $54.7 million.

For 2009, we expect to spend more on purchases of property, plant and equipment compared to 2008, in the range of $175-200 million which includes approximately $50 million of integration related capital expenditures. The spending will be driven in part by additional capital equipment, information technology, and integration related capital as a result of merger with Applied Biosystems.

In 2008, we completed the acquisitions of Applied Biosystems and CellzDirect for total purchase prices of $4,587.5 million and $57.3 million, respectively, of which $2,765.2 million and $57.3 million, respectively, were paid in cash. The results of operations were included from the date of acquisition. Additionally, the Company completed two other acquisitions, immaterial to our overall consolidated financial statements for $30.3 million in cash consideration. See Note 2 to the Notes to Consolidated Financial Statements.

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

Pursuant to the purchase agreements for certain prior year and current year acquisitions, we could be required to make additional contingent cash payments based on the achievement of future gross sales of the acquired companies through 2010. The agreements do not limit the payment to a maximum amount. During the years ended 2008, none of contingent payments were earned or paid for the achievement of future gross sales. The Company will account for such contingent payments as an addition to the purchase price of the acquired company in accordance with SFAS 141, Accounting for Business Combinations.

There were no contingent cash payments based upon certain research and development milestones or operating results of the acquired companies as of December 31, 2008. During the year ended 2008, none of contingent payments were earned or paid for the achievement of operating results. During the year ended 2007, $2.0 million of contingent payments were earned and paid for the achievement of operating results and $51.5 million of contingent payments for operating results have expired.

Financing Activities. Net cash provided by financing activities totaled $2,301.4 million for 2008. The primary drivers were $2,435.6 million from issuance of long term obligations and $47.8 million in proceeds from stock issued under employee stock plans. These cash inflows were offset by fees paid on the issued term loan A and term loan B credit facilities of $92.3 million and by repurchases of our common stock of $105.2 million.

Term Loan

On November 21, 2008, the Company entered into $2,650 million of credit facilities consisting of: (1) a revolving credit facility of $250 million; (2) a term loan A facility of $1,400 million; and (3) a term loan B facility of $1,000 million. The Company’s credit facilities are governed by a credit agreement among the Company, Bank of

America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, UBS Securities LLC and Morgan Stanley Senior Funding, Inc., as Co-Syndication Agents, DnB Nor Bank, ASA and The Bank of Nova Scotia, as Co-Documentation Agents, and other lender parties thereto. The proceeds of the term loan facilities, together with other sources, were used to finance (1) the cash portion of the merger consideration paid to stockholders of Applied Biosystems, (2) costs and expenses related to the merger transactions, (3) the repayment of, and termination of all commitments to make extensions of credit under certain of the Company’s and Applied Biosystems’ existing indebtedness, which did not include the Company’s existing convertible notes and certain other indebtedness, and (4) the Company’s ongoing working capital and general corporate purposes after the merger. At the effective time of the merger, the Company borrowed the entire amount available under the term loan facilities. The debt facilities terminated in connection with the entry into the Company’s new credit facilities included the Company’s $250.0 million syndicated secured revolving credit facility entered into on January 9, 2006 with Bank of America N.A. As of December 31, 2008, the Company has issued $12.9 million in letters of credit through the new revolving credit facility, and, accordingly, the remaining credit available under that facility is $237.1 million.

The credit agreement provides that loans under the the credit facilities bear interest based on the London Interbank Offering Rate (LIBOR) or, if the Company so elects, on Bank of America’s prime lending rate (the “Base Rate”). For the revolving credit facility and the term loan A, interest is computed based on the Company’s leverage ratio as shown below:

				Revolving Credit
Pricing Level	Total Leverage Ratio	LIBOR Rate	Base Rate	Commitment Fee

1	≥ 3.0:1	LIBOR + 2.50%	Base Rate + 1.50%	0.500%
2	< 3.0:1 but ≥ 2.5:1	LIBOR + 2.25%	Base Rate + 1.25%	0.375%
3	< 2.5:1 but ≥ 2.0:1	LIBOR + 2.00%	Base Rate + 1.00%	0.375%
4	< 2.0:1	LIBOR + 1.50%	Base Rate + 0.50%	0.250%

The Company, at its’ discretion, can elect borrowings based either on Eurocurrency Rates or Base Rates. From the closing date, November 21, 2008 to the date on which the Administrative Agent receives a compliance certificate for the first fiscal quarter ending of 2009, the pricing will be Pricing Level 1. Term loan B bears interest at LIBOR plus 3.00% subject to a minimum LIBOR rate of 3.00% for the first three years after the closing date, or, if the Company so elects, at Base Rate plus 2.00%. In association with the term loan agreement, the Company is required to swap three years of $800.0 million in variable rate interest payments for fixed rate interest payments within 90 days of the signing of the agreement. Subsequent to December 31, 2008 and within the 90 day window, the Company has entered into interest rate swaps to comply with this requirement.

The Company must repay 1.25% of the principal amount of the term loan A in each quarter of 2009, 2.5% in each quarter of 2010 and 2011, 3.75% in each quarter of 2012 and 15% in each quarter of 2013, with the final payment of all amounts outstanding under the term loan A facility, plus accrued interest, due on November 21, 2013. The Company must repay in each quarter, beginning with the quarter ended December 31, 2008, 0.25% of the principal amount of the term loan B with the final payment of all amounts outstanding under the term loan B facility, plus accrued interest, due on November 21, 2015. The Company can prepay the term loans without penalty. The revolving credit facility will terminate and all amounts outstanding thereunder, plus accrued interest, will be due on November 21, 2013. During the year ended 2008, the Company repaid principal of zero and $2.5 million for term loan A and term loan B, respectively. Costs incurred to issue the debt under the credit facility totaled $43.5 million for term loan A, $41.0 million for term loan B, and $7.8 million for the Revolving Credit Facility. The Company amortized debt issuance costs of $0.8 million, $0.8 million, and $0.2 million for term loan A, term loan B, and the Revolving Credit Facility, respectively. As of December 31, 2008, the unamortized balances of the issuance costs were $42.6 million, $40.3 million, and $7.6 million for term loan A, term loan B, and the Revolving Credit Facility, respectively.

The Company’s credit agreement requires the loans to be prepaid with a portion of the net cash proceeds of non-ordinary course sales or other dispositions of property and assets and casualty proceeds, condemnation awards and certain other extraordinary receipts, subject to exceptions. The portion of such net cash proceeds to be applied to prepayments of loans will be determined based on our leverage ratio, with 100% to be applied if the leverage ratio is greater than or equal to 3.00x; 50% if the leverage ratio is less than 3.00x and greater than or equal to 2.50x; and 0%

if the leverage ratio is less than 2.50x. Loans under the Company’s credit facilities will also be required to be prepaid with 100% of the net cash proceeds from the issuance or incurrence of new debt (other than certain debt permitted by the credit agreement). These mandatory prepayments will be applied to the repayment of the term facilities as the Company directs.

The credit agreement allows the Company to make certain investments and share repurchases, subject to restrictions based on leverage. If the Company’s leverage ratio is greater than or equal to 3.00x, the Company may spend up to $500.0 million annually on acquisitions and share repurchases in any fiscal year. If the Company’s leverage ratio less than 3.00x, there is no limit to investments in acquisitions or share repurchases.

The credit agreement governing the Company’s new credit facilities contains financial maintenance covenants, including a maximum leverage ratio and minimum fixed charge coverage ratio. These financial maintenance covenants apply beginning with the fiscal quarter ending March 31, 2009. Initially, the Company’s leverage ratio cannot exceed 4.25x. This maximum leverage ratio reduces on a quarterly schedule to 3.75x by December 31, 2009 and to 3x by December 31, 2010. After December 31, 2010, the Company’s leverage ratio cannot exceed 3.00x. The Company will be also be required to maintain a fixed charge coverage ratio of at least 1.75x. The credit agreement also contains affirmative and negative covenants applicable to the Company’s and its subsidiaries, subject to materiality and other qualifications and exceptions.

Obligations under the Company’s credit agreement may be declared immediately due and payable upon the occurrence of certain events of default as defined in the credit agreement, including failure to pay any principal when due and payable, failure to pay interest within three business days after due, failure to comply with any covenant, representation or condition of any loan document or swap contract, any change of control, cross-defaults, and certain other events as set forth in the credit agreement, with grace periods in some cases.

The Company’s obligations under the credit facilities are guaranteed by each of the Company’s domestic subsidiaries and are collateralized by substantially all of the Company’s and its guarantor subsidiaries’ assets.

Secured Loan

At December 31, 2008 the Company holds $35.6 million in AAA rated auction rate securities with UBS Investment Bank. Beginning in February 2008, auctions failed for the Company’s holdings because sell orders exceeded buy orders. As a result of the failed auctions, the Company is holding illiquid securities because the funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. In August, 2008, UBS announced that it has agreed to a settlement in principle with the Securities and Exchange Commission (SEC) and other state regulatory agencies represented by North American Securities Administrators Association to restore liquidity to all remaining clients who hold auction rate securities. UBS committed to repurchase auction rate securities from their private clients at par beginning January 1, 2009. The Company is intended to have this settlement between June 30, 2010 and July 2, 2012. Until UBS fully redeems the Company’s auction rate securities, UBS has loaned to the Company at par without recourse with accrued interest charged at the same rate as the yields earned on the underlying securities. The UBS loan is collateralized by the auction rate securities. For information on auction rate securities, see Note 1 of the Notes to Consolidated Financial Statements included in Item 8.

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

The terms of the 3 1/4% Notes require the Company to settle the par value of the 3 1/4% Notes in cash and deliver shares only for the excess, if any, of the conversion value (based on a conversion price of $49.13) over the par value.

In February 2004 and August 2003, the Company issued $450.0 million principal amount of 1 1/2% Convertible Senior Notes (the Old 1 1/2% Notes) due February 15, 2024 and $350.0 million principal amount of 2% Convertible Senior Notes (the Old 2% Notes) due August 1, 2023 to certain qualified institutional buyers, respectively. After expenses, the Company received net proceeds of $440.1 million and $340.7 million for the Old 1 1/2% Notes and Old 2% Notes, respectively. Interest on the Old Notes was payable semi-annually on February 15th and 1st and August 15th and 1st, for the Old 1 1/2% Notes and the Old 2% Notes, respectively. In addition to the coupon interest of 1 1/2% and 2%, additional interest of 0.35% of the market value of the Old Notes may have been required to be paid beginning February 15, 2012 and August 1, 2010, if the market value of the Old Notes during specified testing periods was 120% or more of the principle value, for the Old 1 1/2% Notes and the Old 2% Notes, respectively. This contingent interest feature was an embedded derivative with a de minimis value, to which no value had been assigned at issuance of either of the Old Notes or as of December 31, 2006 and 2005. The Old Notes were issued at 100% of principal value, and were convertible shares of common stock at the option of the holder, subject to certain conditions described below, at a price of $51.02 and $34.12 per share for the Old 1 1/2% Notes and Old 2% Notes, respectively. The Old Notes were to be redeemed, in whole or in part, at the Company’s option on or after February 15, 2012 (for the Old 1 1/2% Notes) and August 1, 2010 (for the Old 2% Notes) at 100% of the principal amount. In addition, the holders of the Old Notes may require the Company to repurchase all or a portion of the Old Notes for 100% of the principal amount, plus accrued interest, on three separate dates per their issuance agreement.

The Old Notes also contained restricted convertibility features that did not affect the conversion price of the notes but, instead, placed restrictions on the holder’s ability to convert their notes into shares of the Company’s common stock (conversion shares). Holders were able to convert their Old Notes into shares of the Company’s common stock prior to stated maturity.

During December 2004, the Company offered up to $350.0 million aggregate principal amount of 2% Convertible Senior Notes due 2023 (the New 2% Notes) in a non-cash exchange for any and all outstanding Old 2% Notes, that were validly tendered on that date. Approximately 98% or $342.4 million of the Old 2% Notes has been exchanged by their holders for New 2% Notes as of December 31, 2008.

During December 2004, the Company offered up to $450.0 million aggregate principal amount of 1 1/2% Convertible Senior Notes due 2024 (the New 1 1/2% Notes) in a non-cash exchange for any and all outstanding Old 1 1/2% Notes, that were validly tendered on that date. Approximately 99% or $446.1 million of the Old 1 1/2% Notes has been exchanged by their holders for New 1 1/2% Notes as of December 31, 2008.

The New 2% Notes and New 1 1/2% Notes (collectively the New Notes) carry the same rights and attributes as the Old 2% Notes and Old 1 1/2% Notes (collectively the Old Notes) except for the following: the terms of the New Notes require the Company to settle the par value of such notes in cash and deliver shares only for the excess, if any, of the notes’ conversion value (based on conversion prices of $34.12 and $51.02 for the New 2% Notes and New 1 1/2% Notes, respectively) over their par values. As such, EITF 90-19 and 04-8 required the Company to use the treasury stock equivalent method to calculate diluted earnings per share, as if the New Notes were outstanding since date of issuance, the date the Old Notes were issued.

Costs incurred to issue the convertible notes totaled $7.6 million for the 3 1/4% Notes, $9.3 million for the Old 1 1/2% Notes, and $9.3 million for the Old 2% Notes. Finance costs (excluding legal and accounting fees) incurred to conduct the exchange of the Old Notes totaled $1.8 million ($0.8 million related to the Old 2% Notes and

$1.0 million related to the Old 1 1/2% Notes). These costs have been deferred and included in other assets in the Consolidated Balance Sheets and amortized over the terms of the respective debt using the effective interest method. At December 31, 2008 and 2007, the unamortized balances of the issuance costs were $22.6 million and $24.6 million, respectively.

In the event of a change of control of the Company, the holders of the 3 1/4% Notes, Old Notes and New Notes each have the right to require the Company to repurchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of the notes plus all accrued and unpaid interest.

In July 2007, the Board approved a program authorizing management to repurchase up to $500.0 million of common stock over the next three years. Under the 2007 plan, the Company repurchased 1.5 million shares at a total cost of approximately $135.0 million during the year ended December 31, 2007 and 1.2 million shares at a total cost of approximately $100.0 during the year ended December 31, 2008. The cost of repurchased shares are included in treasury stock and reported as a reduction in stockholders’ equity.

We are continuing to seek additional corporate and technology acquisition opportunities that support our BioDiscovery, Cell Systems, and Applied Biosystems’ platforms. While we cannot predict the timing or size of any future acquisitions, or if any will occur at all, a significant amount of our cash and/or stock may be used to acquire companies, assets or technologies. We could also choose to fund any acquisitions, at least partly, with new debt or stock. Our credit facilities contain limitations on our ability to pay dividends, repurchase stock, make acquisitions and incur debt.

As of December 31, 2008, we had cash and cash equivalents of $335.9 million and long-term investments of $45.3 million. Our working capital was $604.9 million as of December 31, 2008 and includes restricted cash of $112.4 million. Our funds are currently invested in marketable securities, money market funds, corporate notes, government securities, highly liquid debt instruments, time deposits, and certificates of deposit with maturities of less than three months. A majority of the Company’s cash, cash equivalents and long term investments are held in the United States. Repatriation of funds outside of the United States are subject to local laws and customs. As of December 31, 2008, foreign subsidiaries in China, Japan, Norway, and India had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The U.S. dollar equivalent of these facilities totaled $13.4 million, of which $0.3 million was outstanding at December 31, 2008.

We expect that our current cash and cash equivalents, long-term investments, and funds from operations and interest income earned thereon will be sufficient to fund our current operations through at least the first quarter of 2010. Our future capital requirements and the adequacy of our available funds will depend on many factors, including future business acquisitions, future stock or note repurchases, scientific progress in our research and development programs and the magnitude of those programs, our ability to establish collaborative and licensing arrangements, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and competing technological and market developments. In 2008, the Company generated $365.8 million from operating activities and continues to expect to be able to in the future. We believe a combination of the Company’s cash generating abilities from operations, future economic outlook and current financing structure will allow the Company to continue operation without interruption during the current economic environment. Additionally, the Company believes under its term loan agreement it would be able to obtain additional borrowing should the need arise. However, the company believes this need is unlikely.

Restructuring

The Company has undertaken restructuring activities in connection with the Applied Biosystems acquisition. These activities, which have been accounted for in accordance with Emerging Issues Task Force (EITF) Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, and Statement of Financial Accounting Standard (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, have primarily included one-time personnel benefit costs, specifically severance costs related to duplicative positions and change in control agreements, to mostly manufacturing, finance and research and development employees of Applied Biosystems and Life Technologies. The restructuring plan does also include charges associated with closure of certain leased facilities and other one-time personnel benefit costs, specifically relocation costs. The Company currently continues to finalize its restructuring plan, and expects to complete the plan within a year. The plan will likely cause material effect on the Company’s statements of operation and cash flows. As a result of the plan, the Company expects to achieve operating efficiencies in future periods related to salary and overhead costs specifically related to its general and administrative and research and development costs. As of December 31, 2008, the company had recorded liabilities of approximately $69.1 million related to this plan.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations at December 31, 2008 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period(1)
		Less than	Years	Years	More than 5
(in thousands)	Total	1 Year	1-3	3-5	Years	All Other(2)

Long-term debt(3)	$4,484,814	$198,115	$560,375	$1,265,376	$2,460,948	$—
Capital lease obligations	559	—	173	162	224	—
Operating lease obligations	250,844	49,322	64,121	37,710	99,691	—
Licensing and purchase obligations	94,120	60,511	24,758	5,509	3,342	—
FIN 48 liability and interest(2)	65,912	299	—	—	—	65,613
Long-term purchase orders	48,491	48,467	4	20	—
Other obligations	9,764	6,642	1,869	234	1,019	—

Total	$4,954,504	$363,356	$651,300	$1,309,011	$2,565,224	$65,613

(1)	Pursuant to certain acquisitions completed in 2005 and 2007, we could be required to make additional contingent cash payments based on percentages of future gross sales of the acquired company through 2010. The purchase agreement does not limit the payment to a maximum amount.
(2)	As of December 31, 2008, the Company’s unrecognized tax benefits were $65.9 million. We were unable to reasonably estimate the timing of FIN 48 liability and interest payments in individual periods beyond twelve months due to uncertainties in the timing of the effective settlement of tax positions.
(3)	Term loan A and term loan B have variable interest rates. The December 31, 2008 interest rates of term loan A and term loan B, respectively, have been used to calculate future estimated interest payments related to these items. See Note 4 of the Notes to Consolidated Financial Statements included in Item 8.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition. We derive our revenue from the sale of our products, services and technology. We recognize revenue from product sales upon transfer of title of the product or performance of services. Transfer of title generally occurs upon shipment to the customer. We generally ship to our customers FOB shipping point. Concurrently, we record provisions for warranty, returns, and installation based on historical experience and anticipated product performance. Revenue is not recognized at the time of shipment of products in situations where risks and rewards of ownership are transferred to the customer at a point other than shipment due to the shipping terms, the existence of an acceptance clause, the achievement of milestones, or some return or cancellation privileges. Revenue is recognized once customer acceptance occurs or the acceptance provisions lapse. Service revenue is recognized over the period services are performed. If our shipping policies or acceptance clause were to change, materially different reported results would be likely. In cases where customers order and pay for products and request that we store a portion of their order for them at our cost, we record any material up-front payments as deferred revenue in current liabilities in the Consolidated Balance Sheets and recognize revenue upon shipment of the product to the customer. Deferred revenue totaled $118.2 million at December 31, 2008.

We also enter into arrangements whereby revenues are derived from multiple deliverables. In these revenue arrangements, we record revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition and Emerging Issues Task Force (“EITF”) Consensus Issue 00-21, Revenue Arrangements with Multiple Deliverables and related pronouncements. Specifically, we record revenue as the separate elements are delivered to the customer if the delivered item is determined to represent a separate earnings process, there is objective and reliable evidence of the fair value of the undelivered item, and delivery or performance of the undelivered item is probable and substantially in our control. For instruments where installation is determined to be a separate earnings process, the portion of the sales price allocable to the fair value of the installation is deferred and recognized when installation is complete. We determine the fair value of the installation process based on technician labor billing rates, the expected number of hours to install the instrument based on historical experience, and amounts charged by third parties. We continually monitor the level of effort required for the installation of our instruments to ensure that appropriate fair values have been determined. Revenues from multiple-element arrangements involving license fees, up-front payments and milestone payments, which are received and/or billable in connection with other rights and services that represent our continuing obligations, are deferred until all of the multiple elements have been delivered or until objective and verifiable evidence of the fair value of the undelivered elements has been established. We determine the fair value of each element in multiple-element arrangements based on the prices charged when the similar elements are sold separately to third parties. If objective and verifiable evidence of fair value of all undelivered elements exists but objective and verifiable evidence of fair value does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the revenues from delivered elements are not recognized until the fair value of the undelivered element or elements has been determined. Contract interpretation is normally required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and if so, how the price should be allocated among the deliverable elements, when to begin to recognize revenue for each element, and the period over which revenue should be recognized.

We recognize royalty revenue (including upfront licensing fees) when the amounts are earned and determinable during the applicable period based on historical activity, and make revisions for actual royalties received in the following quarter. Materially different reported results would be likely if any of the estimated royalty revenue were significantly different from actual royalties received, however, historically, these revisions have not been material to our consolidated financial statements. For those arrangements where royalties cannot be reasonably estimated, we recognize revenue on the receipt of cash or royalty statements from our licensees. Since we are not able to forecast product sales by licensees, royalty payments that are based on product sales by the licensees are not determinable until the licensee has completed their computation of the royalties due and/or remitted their cash payment to us. In addition, we recognize up-front nonrefundable license fees when due under contractual agreement, unless we have specific continuing performance obligations requiring deferral of all or a portion of these fees. If it cannot be concluded that a licensee fee is fixed or determinable at the outset of an arrangement, revenue is recognized as payments from third parties become due. Should information on licensee product sales become available so as to enable us to recognize royalty revenue on an accrual basis, materially different revenues and results of operations could occur. Royalty revenue totaled $51.0 million, $39.9 million and $26.8 million for 2008, 2007 and 2006, respectively.

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

Use of Estimates. Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, or GAAP. In preparing these statements, we are required to use estimates and assumptions. While we believe we have considered all available information, actual results could affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates, especially in light of the current economic environment. We believe that, of the significant accounting policies discussed in Note 1 to our consolidated financial statements, the following accounting policies require our most difficult, subjective or complex judgments:

➢	Allowance for doubtful accounts. We provide a reserve against our receivables for estimated losses that may result from our customers’ inability to pay. We determine the amount of the reserve by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers’ country or industry, historical losses and our customers’ credit-worthiness. Amounts later determined specifically identified by management to be uncollectible are charged or written off against this reserve. To minimize the likelihood of uncollectibility, customers’ credit-worthiness is reviewed periodically based on external credit reporting services and our experience with the account and adjusted accordingly. Should a customer’s account become past due, we generally place a hold on the account and discontinue further shipments to that customer, minimizing further risk of loss. Bad debt expense is recorded as necessary to maintain an appropriate level of allowance for doubtful accounts. Additionally, our policy is to fully reserve for all accounts with aged balances greater than one year, with certain exceptions determined necessary by management. The likelihood of a material loss on an uncollectible account would be mainly dependent on deterioration in the financial condition of that customer or in the overall economic conditions in a particular country or environment. Reserves are fully provided for all expected or probable losses of this nature. Gross trade accounts receivables totaled $595.5 million and the allowance for doubtful accounts was $14.6 million at December 31, 2008. Historically, the Company’s reserves have been adequate to cover losses.

➢	Inventory adjustments. Inventories are stated at lower of cost or market. We review the components of our inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. The Company generally fully reserves for stock levels in excess of one year’s expectation of usage. For those inventories not as susceptible to obsolescence, the Company provides reserves when the materials become spoiled or dated or specific to the inventory as determined by management. In the event of a lower cost or market issue arises, the Company will reserve for the value of the inventory in excess of replacement cost. The likelihood of any material inventory write-down is dependent on customer demand, competitive conditions or new product introductions by us or our customers that vary from our current expectations. Gross inventory totaled $515.5 million and the allowance for excess and obsolete and price impairment was $95.5 million at December 31, 2008. Historically, the Company’s reserve has been adequate to cover its losses.

➢	Valuation of goodwill. We are required to perform a review for impairment of goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). Goodwill is considered to be impaired if we determine that the carrying value of the reporting unit exceeds its fair value. In addition to the annual review, an interim review is required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include:

➢	a significant adverse change in legal factors or in the business climate;

➢	a significant decline in our stock price or the stock price of comparable companies;

➢	a significant decline in our projected revenue or earnings growth or cash flows;

➢	an adverse action or assessment by a regulator;

➢	unanticipated competition;

➢	a loss of key personnel;

➢	a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of;

➢	the testing for recoverability under Statement 144 of a significant asset group within a reporting unit; and

➢	recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

Assessing the impairment of goodwill requires us to make assumptions and judgments regarding the fair value of the net assets of our reporting units. Additionally, since our reporting units share the majority of our assets, we must make assumptions and estimates in allocating the carrying value as well as the fair value of net assets to each reporting unit.

In accordance with our policy, we completed our most recent annual evaluation for impairment of goodwill as of October 1, 2008 and determined that no goodwill impairment existed. Our evaluation included management estimates of cash flow projections based on an internal strategic review. Key assumptions from this strategic review included revenue growth, and net income growth. This growth was based on increased sales of new products as we expect to maintain our investment in research and development, the effect and growth from business acquisitions already consummated and lower selling, general and administrative expenses as a percentage of revenue. Additional value creators assumed included increased efficiencies in working capital as well as increased efficiencies from capital spending. The resulting cash flows were discounted using a weighted average cost of capital of 11 percent. Operating mechanisms to ensure that these growth and efficiency assumptions will ultimately be realized were also proposed as part of the internal strategic review and considered in our evaluation. Our market capitalization at October 1, 2008 was also compared to the discounted cash flow analysis. The Company did not perform a goodwill impairment analysis over the value assigned as part of the Applied Biosystems acquisition due to the timing in which the transaction occurred. The Company does not believe any indicators of impairment exist from the point of the date of the transaction, November 21, 2008 to December 31, 2008.

Given market conditions which occurred during the third and fourth quarter of 2008, the Company reviewed the Company’s goodwill for evidence of impairment and reconsidered the estimates used in the goodwill impairment test from October 1, 2008 to December 31, 2008. Based on the review of the Company’s operations and anticipated future cash flows, there was no indicator the Company’s goodwill was impaired. Additionally, the Company embedded a sensitivity analysis in the October 1 impairment analysis to take into consideration changes in the market. This sensitivity analysis included and increase in the weighted average cost of capital of up to 16 percent as well as a reduction in the Company terminal growth rates down to zero percent. Based on this sensitivity analysis, there were no additional indicators of impairment.

We cannot guarantee that when we complete our future annual or other periodic reviews for impairment of goodwill that a material impairment charge will not be recorded. Goodwill totaled $3.9 billion at December 31, 2008.

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

If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fair value is determined by a combination of third party sources and discontinued cash flows. In addition, we base the useful lives and related amortization or depreciation expense on our estimate of the period that the assets will generate revenues or otherwise be used by the Company. We also periodically review the lives assigned to our intangible assets to ensure that our initial estimates do not exceed any revised estimated periods from which we expect to realize cash flows from the technologies. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase.

At December 31, 2008, the net book value of identifiable intangible assets that are subject to amortization totaled $2,372.4 million, the net book value of unamortized identifiable intangible assets with indefinite lives totaled $7.5 million and the net book value of property, plant and equipment totaled $748.1 million.

➢	Valuation of Financial Instruments. We account our financial instruments at fair value based on various accounting literatures, including SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 157, Fair Value Measurements. In determining fair value, we consider both the credit risk of our counterparties and our own creditworthiness. SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements for financial instruments effective January 1, 2008. The framework requires for the valuation of investments using a three tiered approach in the valuation of investments. For details on the assets and liabilities subject to fair value measurements and the related valuation techniques used, refer to Footnote 1 of the accompanying financial statements.

A derivative is an instrument whose value is derived from an underlying instrument or index, such as interest rates, equity securities, currencies, commodities or credit spreads. Derivatives include futures, forwards, swaps, or option contracts, or other financial instruments with similar characteristics. Derivative contracts often involve future commitments to exchange interest payment streams or currencies based on a notional or contractual amount (e.g., interest rate swaps or currency forwards).

The accounting for changes in fair value of a derivative instrument depends on its nature of the derivative and whether the derivative qualifies as a hedging instrument in accordance with SFAS 133. Those hedging instruments that qualify for hedge accounting are included as an adjustment to revenue, the component of foreign currency risk the Company is hedging for. Those hedges that do not qualify for hedging accounting are included in non-operating income as investment activities. Materially different reported results would be likely if volatility of the currency markets was different, or the Company’s revenue forecasts were significantly different from actual.

➢	Joint Venture. As part of the acquisition of Applied Biosystems, the Company acquired a joint venture, Applied Biosystems/MDS Analytical Technologies Instruments, in which the Company is a 50% owner of. The Company accounts for its investment in the joint venture using the equity method, consistent with the guidance in APB No. 18, The Equity Method of Accounting for Investments in Common Stock, based on the circumstances where the Company is unable to unilaterally influence the operating or financial decisions of the investee, shares in the risks and rewards of all related business activities and the joint venture is a stand alone legal entity. The Company’s portion of net income as a result of equity in the joint venture was $1.6 million for the period ended December 31, 2008. Total revenue for the joint venture during this period was $68.7 million. Our share of earnings or losses from its investment is shown in other income in Consolidated Statements of Operations as a single amount in accordance with APB 18. The Company currently accounts for its assets and liabilities related to the joint venture in the financial statement line item consistent with the underlying asset or liability. The Company accounts for its net investment in the equity of the joint venture under the equity method as one line item under long term investments.

➢	Allocation of Purchase Price to Acquired Assets and Liabilities in Business Combinations. The cost of an acquired business is assigned to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values at the date of acquisition. We assess fair value using a variety of methods, including the use of independent appraisers, present value models, and estimation of current selling prices and replacement values. Amounts recorded as intangible assets, including acquired in-process research and development, or IPR&D, are based on assumptions and estimates regarding the amount and timing of projected revenues and costs, appropriate risk-adjusted discount rates, as well as assessing the competition’s ability to commercialize products before we can. Upon acquisition, we determine the estimated economic lives of the acquired intangible assets for amortization purposes, which is based on the underlying expected cash flows of such assets. The Company assigns a fair value to acquired assets and liabilities in a similar manner. Adjustments to deferred revenue are recorded in accordance with Emerging Issues Task Force Issue 01-3, Accounting in a Business Combination for Deferred Revenue of an Acquiree. Adjustments to inventory are based on the fair market value of inventory and amortized into income based on the period in which the underlying inventory is sold. Goodwill is determined based on the remaining unallocated purchase price. Actual results may vary from projected results.

➢	Accrued merger- and restructuring- related costs. To the extent that exact amounts are not determinable, we have estimated amounts for direct costs of our acquisitions, merger-related expenses and liabilities related to our business combinations and restructurings in accordance with Financial Accounting Standards Board Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities(SFAS 146) and Emerging Issues Task Force Issue 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3). Our accrued merger and restructuring related costs were $69.1 million at December 31, 2008, the majority of which we expect to pay during 2009. Materially different reported results would be likely if any of the estimated costs or expenses were different from our estimations or if the approach, timing and extent of the restructuring plans adopted by management were different.

➢	Litigation reserves. Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in the Consolidated Balance Sheets. The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the favorable or unfavorable outcome of the particular litigation. Both the amount and range of loss on pending litigation is uncertain. As such, we are unable to make a reasonable estimate of the liability that could result from unfavorable outcomes in litigation. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

➢	Insurance, environmental and divestiture reserves. We maintain self-insurance reserves to cover potential property, casualty and workers’ compensation exposures from current operations and certain former business operations of Dexter Corporation, which was acquired in 2000. These reserves are based on actuarially determined loss probabilities and take into account loss history as well as actuarial projections based on industry statistics. We also maintain environmental reserves to cover estimated costs for certain environmental exposures assumed in the mergers with Applied Biosystems and Dexter Corporation. The environmental reserves, which are not discounted, are determined by management based upon currently available information. Divestiture reserves are maintained for known claims and warranties assumed in the merger with Dexter Corporation. The product liability and warranty reserves are based on management estimates that consider historical claims. As actual losses and claims become known to us, we may need to make a material change in our estimated reserves, which could also materially impact our results of operations.

Our insurance, environmental and divestiture reserves totaled $13.2 million at December 31, 2008.

➢	Benefit and pension plans. We sponsor and manage several retirement and health plans for employees and former employees, and nonqualified supplemental benefit plans for select U.S. employees. These supplemental plans are unfunded, however, we have a rabbi trust which the assets may be used to pay non-qualified plan benefits. Accounting and reporting for the pension plans requires the use of assumptions for discount rates, expected returns on plan assets and rates of compensation increase that are used by our actuaries to determine our liabilities and annual expenses for these plans in addition to the value of the plan assets included in our Consolidated Balance Sheets. Our actuaries also rely on assumptions, such as mortality rates, in preparing their estimates for us. The likelihood of materially different valuations for assets, liabilities or expenses, would depend on interest rates, investment returns, actual non-investment experience or actuarial assumptions that are different from our current expectations.

Actual weighted average allocation of our plan assets or valuation of our plan assets and benefit obligations may fluctuate significantly year over year. These fluctuations can be caused by conditions unrelated to our actuarial assumptions, including shifts the global economic environment, market performance and plan funding status. Unexpected unrealized gains or losses in the plan assets or benefit obligation are reflected in other comprehensive income in our Consolidated Balance Sheets and amortized into income over the expected plan lives.

Our most significant pension plans are our qualified U.S. pension plans, which constituted approximately 85% of our consolidated pension plan assets and approximately 81% of our projected benefit obligations as of

December 31, 2008. The accrual of future service benefits for participants in our qualified U.S. pension plans were frozen as of June 30, 2004. Effective in July 1, 2005, the expected rate of compensation increase was no longer factored into the determination of our net periodic pension expense as the accrual for future service benefits was frozen.

A one percentage point increase or decrease in the discount rate for our U.S. pension plans for the period ended December 31, 2008 would decrease or increase our net periodic pension expense by approximately $0.2 million. Also, a one percentage point increase or decrease in the expected rate of return on our pension assets for the period ended December 31, 2008 would decrease or increase our net periodic pension expense by approximately $2.0 million.

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

Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The likelihood of a material change in our expected realization of these assets depends on our ability to generate sufficient future taxable income. Our ability to generate enough taxable income to utilize our deferred tax assets depends on many factors, among which are our ability to deduct tax loss carryforwards against future taxable income, the effectiveness of our tax planning strategies, reversing deferred tax liabilities, changes in the deductibility of interest paid on our convertible subordinated debt and any significant changes in the tax treatment received on our business combinations. We believe that our deferred tax assets, net of our valuation allowance, should be realizable due to our estimate of future profitability in the U.S. and foreign jurisdictions, as applicable. Subsequent revisions to estimates of future taxable profits and losses and tax planning strategies could change the amount of the deferred tax asset we would be able to realize in the future, and therefore could increase or decrease the valuation allowance.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which supplements Statement of Financial Accounting Standard (“SFAS”) No. 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. In accordance with FIN 48, we regularly assess uncertain tax positions in each of the tax jurisdictions in which we have operations and account for the related financial statement implications. Unrecognized tax benefits have been reported in accordance with the FIN 48 two-step approach under which the tax effect of a position is recognized only if it is “more-likely-than-not” to be sustained and the amount of the tax benefit recognized is equal to the largest tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement of the tax position. Determining the appropriate level of unrecognized tax benefits requires us to exercise judgment regarding the uncertain application of tax law. The amount of unrecognized tax benefits is adjusted when information becomes available or when an event occurs indicating a change is appropriate. Future changes in unrecognized tax benefits requirements could have a material impact on our results of operations.

➢	Segment Information. We provide segment financial information and results for our BioDiscovery, Cell Systems, and Applied Biosystems segments based on the segregation of revenues and expenses used for management’s assessment of operating performance and operating decisions. Expenses shared by the segments require the use of judgments and estimates in determining the allocation of expenses to the three segments. Different assumptions or allocation methods could result in materially different results by segment. Also, we do not currently segregate assets by segment as a significant portion of our total assets are shared or non-segment assets which we do not assign to our operating segments. We have determined that it is not useful to assign our shared assets to the individual segments.

➢	Share-Based Compensation. Under our 2004 Equity Incentive Plan (the 2004 Plan), we grant share-based awards to eligible employees and directors to purchase shares of our common stock. In addition, we have a qualified employee stock purchase plan in which eligible employees may elect to withhold up to 15% of their compensation to purchase shares of our common stock on a quarterly basis at a discounted price equal to 85% of the lower of the employee’s offering price or the closing price of the stock on the date of purchase. The benefits provided by these plans qualify as share-based compensation under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires us to recognize compensation expense based on their estimated fair values determined on the date of grant for all share-based awards granted, modified or cancelled as of January 1, 2006 (the effective date).

For the year ended December 31, 2008, we recognized $34.9 million and $12.0 million of compensation expense for employee stock options (including stock options assumed in business combinations) and purchase rights and restricted stock units, respectively. At December 31, 2008, there was $68.0 million and $28.3 million remaining in unrecognized compensation cost related to employee stock options and restricted stock units, respectively, which are expected to be recognized over a weighted average period of 1.8 years for both employee stock options and restricted stock units.

We estimate the fair value of share-based awards on the date of grant using the Black-Scholes option-pricing method (Black-Scholes method). The determination of fair value of share-based awards using an option-pricing model requires the use of certain estimates and assumptions that affect the reported amount of share-based compensation cost recognized in our Consolidated Statements of Income. These include estimates of the expected term of share-based awards, expected volatility of our stock price, expected dividends and the risk-free interest rate. These estimates and assumptions are highly subjective and may result in materially different amounts should circumstances change and we employ different assumptions in our application of SFAS 123R in future periods.

For share-based awards issued during the year ended December 31, 2008, we estimated the expected term by considering various factors including the vesting period of options granted, employees’ historical exercise and post-employment termination behavior and aggregation by homogeneous employee groups. Our estimated volatility was derived using a combination of our historical stock price volatility and the implied volatility of market-traded options of our common stock with terms of up to approximately two years. Our decision to use a combination of historical and implied volatility was based upon the availability of actively traded options of our common stock and our assessment that such a combination was more representative of future expected stock price trends. We have never declared or paid any cash dividends on our common stock and currently do not anticipate paying such cash dividends. We currently anticipate that we will retain all of our future earnings for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, financial covenants, tax laws and other factors as the Board of Directors, in its discretion, deems relevant. The risk-free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected term of the share-based awards.

➢	Product Warranties. We accrue warranty costs for product sales at the time of shipment based on historical experience as well as anticipated product performance. Our product warranties extend over a specified period of time ranging up to two years from the date of sale depending on the product subject to warranty. The product warranty accrual covers parts and labor for repairs and replacements covered by our product warranties. We periodically review the adequacy of our warranty reserve, and adjust, if necessary, the warranty percentage and accrual based on actual experience and estimated costs to be incurred.

RECENT ACCOUNTING PRONOUNCEMENTS

For information on the recent accounting pronouncements impacting our business, see Note 1 of the Notes to Consolidated Financial Statements included in Item 8.

FOREIGN CURRENCY TRANSLATION

We translate the financial statements of our non-U.S. operations into U.S. dollars for consolidation using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. Net gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany receivables and payables of a long-term investment nature are recorded as a separate component of stockholders’ equity. These adjustments will affect net income only upon sale or liquidation of the underlying non-U.S. investment.

Changes in foreign currency exchange rates can affect our reported results of operations, which are reported in U.S. dollars. Based on the foreign currency rate in effect at the time of the translation of our non-U.S. results of operations into U.S. dollars, reported results could be different from prior periods even if the same amount and mix of our products were sold at the same local prices during the two periods. This will affect our reported results of operations and also makes the comparison of our business performance in two periods more difficult. For example, our revenues for the year ended December 31, 2008, were approximately $1,620.3 million using applicable foreign currency exchange rates for that period. However, applying the foreign currency exchange rates in effect during the year ended December 31, 2007 to our non-U.S. revenues for 2008 would result in approximately $26.9 million less revenue for that period. These changes in currency exchange rates have affected and will continue to affect, our reported results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities. We use derivatives to manage the currency exposure arising from foreign currency transactions. See the Derivatives section for additional information on accounting for derivatives.

As of December 31, 2008 and 2007, the Company had $373.0 million and $122.7 million of accounts receivable and $28.9 million and $18.5 million of accounts payable, respectively, denominated in a foreign currency, of which over 99% is denominated in the functional currency of the legal entity which owns the accounts receivable and accounts payable. As a result, the Company does not have any material foreign currency risk exposure in the income statement as a result of these accounts receivable and accounts payable, as changes are run through the currency translation adjustment in other accumulated comprehensive income. At December 31, 2008 and 2007, a hypothetical 1% change in foreign currency rates against the US dollar would result in a reduction or increase of $3.4 million and $1.0 million, respectively, upon US dollar settlement of these foreign currency net receivables and payables.

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

Foreign Currency Transactions. We have operations in Europe, Asia-Pacific and the Americas. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. Some of our reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in exchange rates because they may become worth more or less than they were worth at the time we entered into the transaction due to changes in exchange rates. Both realized and unrealized gains or losses on the value of these receivables and payables were included in other income and expense in the Consolidated Statements of Operations. Net currency exchange gains (losses) recognized on business transactions, net of hedging transactions, were $8.3 million, $0.5 million and $(1.6) million for the years ended December 31, 2008, 2007 and 2006, respectively, and are included in other income and expense in the Consolidated Statements of Operations.

The Company also has intercompany foreign currency receivables and payables primarily concentrated in the euro, British pound sterling, Canadian dollar and Japanese yen. Historically, we have used foreign currency forward contracts to mitigate foreign currency risk on these intercompany foreign currency receivables and payables. At December 31, 2008 and 2007, we had $740.5 million and $27.3 million, respectively, in foreign currency forward contracts outstanding to hedge currency risk on specific receivables and payables. These foreign currency forward contracts as of December 31, 2008, which settle in January 2009 through June 2009, effectively fix the exchange rate at which these specific receivables and payables will be settled in, so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying receivables and payables. The Company does not have any material un-hedged foreign currency intercompany receivables or payables at December 31, 2008 and 2007.

At December 31, the notional principal and fair value of our outstanding foreign currency derivatives to hedge the value of its foreign currency intercompany receivables and payables were as follows:

	2008		2007
	Notional	Fair	Notional	Fair
(in millions)	Principal	Value	Principal	Value

Forward exchange contracts	$740.5	$(37.0)	$27.3	$(0.07)

The notional principal amounts provide one measure of the transaction volume outstanding as of year-end and does not represent the amount of our exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of December 31, 2008 and 2007. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

Cash Flow Hedges

The ultimate U.S. dollar value of future foreign currency sales generated by our reporting units is subject to fluctuations in foreign currency exchange rates. The Company’s intent is to limit this exposure from changes in currency exchange rates through hedging. When the dollar strengthens significantly against the foreign currencies, the decline in the U.S. dollar value of future foreign currency revenue is offset by gains in the value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the opposite occurs. The Company uses foreign currency forward contracts to mitigate foreign currency risk on forecasted foreign currency sales which are expected to be settled within next twelve months. The change in fair value prior to their maturity was accounted for as cash flow hedges, and recorded in other comprehensive income, net of tax, in the Consolidated Balance Sheets according to SFAS 133. To the extent any portion of the forward contracts is determined to not be an effective hedge, the increase or decrease in value prior to the maturity was recorded in other income or expense in the consolidated statements of operations.

At December 31, the notional principal and fair value of our outstanding foreign currency derivatives to hedge the value of its foreign currency sales with third parties were as follows:

	2008		2007
	Notional	Fair	Notional	Fair
(in millions)	Principal	Value	Principal	Value

Forward exchange contracts	$530.4	$(16.5)	$—	$—

During the year ended December 31, 2008, the Company recognized immaterial net losses related to the ineffective portion of its hedging instruments in other expense in the Consolidated Statements of Operations. No hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring. The Company continuously monitors the probability of forecasted transactions as part of the hedge effectiveness testing. As of December 31, 2008, the fair value of foreign currency forward contracts is reported in prepaid expenses or short term accrued expense in the Consolidated Balance Sheet as appropriate. The Company reclasses deferred gains or losses reported in accumulated other comprehensive income into revenue when the underlying foreign currency sales occur and are recognized in consolidated earnings. The Company uses inventory turnover ratio for each international operating unit to align the timing of a hedged item and a hedging instrument to impact the Consolidated Statements of Operations during the same reporting period. At December 31, 2008, the Company expects to reclass $17.5 million of net loss on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months. At December 31, 2008, a hypothetical 1% change in foreign currency rates against the U.S. dollar would result in a decrease or an increase of $4.8 million in the fair value of foreign currency derivatives accounted under cash flow hedges. Actual gains or losses could differ materially from this analysis based on changes in the timing and amount of currency rate movements.

Commodity Prices. Our exposure to commodity price changes relates to certain manufacturing operations that utilize certain commodities as raw materials. We manage our exposure to changes in those prices primarily through our procurement and sales practices.

Interest Rates. Our investment portfolio is maintained in accordance with our investment policy which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The fair value of our cash equivalents, marketable securities, and derivatives is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness or our own credit risk. The Company uses credit default swap spread to derive risk-adjusted discount rate to measure the fair value of some of our financial instruments. At December 31, 2008, we had $493.7 million in cash, cash equivalents, restricted cash and long term investments, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of $448.4 million of our cash, cash equivalents, and restricted cash at December 31, 2008, as these consisted of securities with maturities of less than three months. Any gains or losses derived from the change in fair market value in cash, cash equivalents, and restricted cash will not be recognized in our statement of operations until the investment is sold or if the reduction in fair value was determined to be a permanent impairment. The Company accounts for $9.7 million of its long term investment in the joint venture along with its equity investments in non-public entities using the equity method thus changes in market interest rates would not be expected to have an impact on these investments. Gain or losses from the changes in market interest rates in other long term investment of $35.6 million will be recognized in our statement of operations immediately, however $35.6 million of securities and the put option would have a limited risk exposure to the changes in market interest rates as such securities’ interest rates are reset frequently. A 100 basis point increase or decrease in interest rates would not be expected to have a material impact on $35.6 million of our investments.

The Company entered into $2,650.0 million of credit facilities in November 2008 in conjunction with merger with Applied Biosystems, Inc. The amount of interest payment fluctuates based on London Interbank Offered Rate or LIBOR. The credit facilities consist of: (1) a revolving credit facility of $250.0 million; (2) a term loan A facility of $1,400.0 million; and (3) a term loan B facility of $1,000.0 million. The credit agreement provides that loans under the Company’s revolving credit facility and term loan A will bear interest at LIBOR plus a margin of 1.50% to 2.50%, depending on leverage. The term loan B bears interest at LIBOR plus a margin of 3.00%, subject to a minimum LIBOR rate of 3.00% for the first three years beginning November 21, 2008. As an alternative to interest based on LIBOR, the Company may elect to use Bank of America’s prime rate instead of LIBOR. If elected, the revolving credit facility and term loan A would bear interest at that prime rate plus a spread of 0.50% to 1.50%, depending on leverage. If elected for term loan B, interst would be determined based on the prime rate plus a spread of 2.00%. During the year ended 2008, the Company repaid principal of zero and $2.5 million for term loan A and term loan B, respectively.

Should a change in interest rates occur, due to the nature of the Company’s variable rate debt, a 1% change in interest rates would have a pretax impact of $24.0 million on interest expense. To mitigate this risk, subsequent to December 31, 2008, the Company entered into interest rate swaps which effectively reduce the Company’s exposure to variations in interest rates.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements. For further discussion on the Company’s commitments and contingencies, refer to Footnote 6 “Commitments and Contingencies” in the notes to the consolidated financial statements.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

See discussion under Market Risk in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the
Board of Directors of Life Technologies Corporation

We have audited the accompanying consolidated balance sheets of Life Technologies Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(c). These financial statements and the financial statement schedule are the responsibility of Life Technologies Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Life Technologies Corporation at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2008, 2007 and 2006, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Life Technologies Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Diego, California
February 27, 2009

LIFE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$335,930	$606,145
Short-term investments	—	60,703
Restricted cash and investments	112,387	4,445
Trade accounts receivable, net of allowance for doubtful accounts of $14,649 and $8,211, respectively	580,907	192,137
Inventories, net	420,029	172,692
Deferred income tax assets	25,563	20,699
Prepaid expenses and other current assets	137,355	33,663

Total current assets	1,612,171	1,090,484
Long-term investments	45,344	753
Property and equipment, net	748,056	319,653
Goodwill	3,932,194	1,528,779
Intangible assets, net	2,379,861	286,521
Deferred income tax assets	—	53,642
Other assets	196,291	49,915

Total assets	$8,913,917	$3,329,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$80,000	$124
Accounts payable	204,279	85,625
Restructuring accrual	69,099	11,151
Deferred compensation and related benefits	231,851	74,765
Deferred revenues and reserves	81,166	10,969
Accrued expenses and other current liabilities	235,418	42,708
Accrued income taxes	105,429	9,071

Total current liabilities	1,007,242	234,413
Liabilities from discontinued operations	—	2,506
Long-term debt	3,503,589	1,150,700
Pension liabilities	201,833	28,428
Deferred income tax liabilities	638,275	102,373
Income taxes payable	65,128	27,093
Other long-term obligations, deferred credits and reserves	97,383	18,787

Total liabilities	5,513,450	1,564,300

Stockholders’ equity:
Preferred stock; $0.01 par value, 6,405,884 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value, 400,000,000 shares authorized;189,629,084 and 107,038,497* shares issued, respectively	1,896	1,083
Additional paid-in-capital	4,343,485	2,424,154
Accumulated other comprehensive income (loss)	(98,807)	112,454
Retained earnings	118,313	86,992
Less cost of treasury stock; 16,158,839 shares and 14,905,664 shares, respectively	(964,420)	(859,236)

Total stockholders’ equity	3,400,467	1,765,447

Total liabilities and stockholders’ equity	$8,913,917	$3,329,747

*	Adjusted to reflect a two-for-one stock split effective May 27, 2008.

See accompanying notes for additional information.

LIFE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Years Ended December 31,
	2008	2007	2006

Revenues	$1,620,323	$1,281,747	$1,151,175
Cost of revenues	592,696	467,139	432,176
Purchased intangibles amortization	86,875	98,721	110,668

Gross profit	940,752	715,887	608,331

Operating expenses:
Sales and marketing	310,959	252,057	232,388
General and administrative	188,353	164,042	150,068
Research and development	142,505	115,833	104,343
Purchased in-process research and development	93,287	—	—
Business consolidation costs	38,647	5,635	12,540

Total operating expenses	773,751	537,567	499,339

Operating income	167,001	178,320	108,992

Other income (expense):
Interest income	24,595	27,961	26,687
Interest expense	(43,039)	(27,967)	(32,156)
Other income, net	5,704	332	540

Total other income (expense), net	(12,740)	326	(4,929)

Income before provision for income taxes	154,261	178,646	104,063
Income tax provision	(124,299)	(48,367)	(28,304)

Net income from continuing operations	29,962	130,279	75,759
Net income (loss) from discontinued operations (net)	1,359	12,911	(266,808)

Net Income (loss)	$31,321	$143,190	$(191,049)

Basic earnings (loss) per common share:
Net income from continuing operations	$0.31	$1.39	$0.74
Net income (loss) from discontinued operations	$0.01	$0.14	$(2.60)

Net income (loss)	$0.32	$1.53	$(1.86)

Diluted earnings (loss) per common share:
Net income from continuing operations	$0.29	$1.35	$0.72
Net income (loss) from discontinued operations	$0.01	$0.13	$(2.52)

Net income (loss)	$0.30	$1.48	$(1.80)

Weighted average shares used in per share calculations:
Basic	99,229	93,372	102,786
Diluted	103,685	97,148	105,724

See accompanying notes for additional information.

LIFE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

					Accumulated	Retained
			Additional		Other	Earnings			Total
	Common Stock		Paid-in-	Deferred	Comprehensive	(Accumulated	Treasury Stock		Stockholders’	Comprehensive
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit)	Shares	Amount	Equity	Income (Loss)

Balance at December 31, 2005	100,439	$1,004	$2,158,144	$(16,023)	$(16,688)	$136,377	(5,331)	$(221,020)	$2,041,794	$43,144

Common stock issuances under employee stock plans	1,354	14	29,934	—	—	—	—	—	29,948
Tax benefit of employee stock plans	—	—	937	—	—	—	—	—	937
Purchase of treasury shares	—	—	—	—	—	—	(5,780)	(349,992)	(349,992)
Issuance of restricted shares	—	—	184	—	—	—	—	—	184
Amortization of stock-based compensation	—	—	46,924	—	—	—	—	—	46,924
Reversal of deferred compensation upon adoption of FAS 123R	—	—	(16,023)	16,023	—	—	—	—	—
Pension liability, net of deferred taxes	—	—	—	—	(9,048)	—	—	—	(9,048)	(9,048)
Transition adjustment upon adoption of FAS 158, net of deferred taxes	—	—	—	—	(5,366)	—	—	—	(5,366)	(5,366)
Unrealized loss on cash flow hedging instruments, net of deferred taxes	—	—	—	—	(822)	—	—	—	(822)	(822)
Unrealized gain on investments, net of deferred taxes	—	—	—	—	2,179	—	—	—	2,179	2,179
Translation adjustment	—	—	—	—	64,738	—	—	—	64,738	64,738
Net loss	—	—	—	—	—	(191,049)	—	—	(191,049)	(191,049)

Balance at December 31, 2006	101,793	$1,018	$2,220,100	$—	$34,993	$(54,672)	(11,111)	$(571,012)	$1,630,427	$(139,368)

Cumulative effect of accounting changes(1)						(1,526)			(1,526)
Common stock issuances under employee stock plans	5,148	51	133,646	—	—	—	—	—	133,697
Tax benefit of employee stock plans	—	—	20,224	—	—	—			20,224
Purchase of treasury shares	—	—		—	—	—	(3,737)	(284,993)	(284,993)
Issuance of restricted shares, net of repurchases for minimum tax liability	98	1	2,665	—	—	—	(58)	(3,231)	(565)
Amortization of stock-based compensation	—	—	47,532	—	—	—	—	—	47,532
Pension liability, net of deferred taxes	—	—	—	—	6,312	—	—	—	6,312	6,312
Amortization of cash flow hedging instruments, net of deferred taxes	—	—	—	—	(314)	—	—	—	(314)	(314)
Unrealized loss on investments, net of deferred taxes	—	—	—	—	756	—	—	—	756	756
Translation adjustment	—	—	—	—	70,707	—	—	—	70,707	70,707
Net income	—	—	—	—	—	143,190	—	—	143,190	143,190

Balance at December 31, 2007	107,039	$1,070	$2,424,167	$—	$112,454	$86,992	(14,906)	$(859,236)	$1,765,447	$220,651
Common stock issuances for business combination	80,835	808	1,821,545	—	—	—	—	—	1,822,354
Common stock issuances under employee stock plans	1,554	16	46,161	—	—	—	—	—	46,177
Tax benefit of employee stock plans	—	—	3,851	—	—	—	—	—	3,851
Purchase of treasury shares	—	—	—	—	—	—	(1,198)	(100,242)	(100,242)
Issuance of restricted shares, net of repurchases for minimum tax liability	201	2	771	—	—	—	(55)	(4,942)	(4,169)
Amortization of stock-based compensation	—	—	46,990	—	—	—	—	—	46,990
Pension liability, net of deferred taxes	—	—	—	—	(39,545)	—	—	—	(39,545)	(39,545)
Unrealized loss on investments, net of deferred taxes	—	—	—	—	(11,434)	—	—	—	(11,434)	(11,434)
Translation adjustment	—	—	—	—	(160,282)	—	—	—	(160,282)	(160,282)
Net income	—	—	—	—	—	31,321	—	—	31,321	31,321

Balance at December 31, 2008	189,629	$1,896	$4,343,485	$—	$(98,807)	$118,313	(16,159)	$(964,420)	$3,400,467	$(179,940)

(1)	The aggregate adoption impact of FIN 48 reflected for the year ended December 31, 2007.

See accompanying notes for additional information.

LIFE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$31,321	$143,190	$(191,049)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, including effects of businesses acquired and divested:
Depreciation	45,677	37,357	41,219
Amortization of intangible assets	86,875	98,721	120,564
Impairment of goodwill	—	—	270,384
Amortization of premiums on investments, net of accretion of discounts	—	36	(5,372)
Amortization of deferred debt issuance costs	3,768	1,437	2,398
Amortization of inventory fair market value adjustments	33,957	471	3,117
Amortization of deferred revenue fair market value adjustment	7,136	—	—
Share-based compensation	46,990	47,532	46,755
Incremental tax benefits from stock options exercised	(18,538)	(5,401)	(3,071)
Deferred income taxes	52,594	611	(40,011)
Loss on disposal of assets	1,187	—	2,334
In-process research and development	93,287	—	—
Other non-cash adjustments	2,405	(850)	5,217
Changes in operating assets and liabilities:
Trade accounts receivable	(112,294)	(3,078)	(4,578)
Inventories	11,076	(20,290)	(12,132)
Prepaid expenses and other current assets	1,676	(7,920)	6,778
Other assets	1,624	(3,495)	7,162
Accounts payable	(22,192)	10,974	4,550
Accrued expenses and other current liabilities	109,169	9,699	(11,691)
Income taxes	(9,936)	14,570	(7,514)

Net cash provided by operating activities	365,782	323,564	235,060

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(3,513)	(60,703)	—
Maturities of available-for-sale securities	54,692	8,878	306,728
Net cash paid for business combinations	(2,859,002)	(31,288)	(44,025)
Net cash received for divesture	—	209,901	—
Reversion of benefit plan assets	—	—	26,639
Purchases of property and equipment	(81,886)	(78,333)	(61,085)
Proceeds from sale of property and equipment	—	—	10,645
Payments for intangible assets	—	—	(9,084)

Net cash provided by (used in) investing activities	(2,889,709)	48,455	229,818

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from lines of credit	—	547	—
Proceeds from long-term obligations	2,435,600	—	—
Principal payments on long-term obligations	(3,117)	(2,595)	(232,178)
Issuance cost payments on long-term obligations	(92,260)	—	—
Incremental tax benefits from stock options exercised	18,538	5,401	3,071
Proceeds from sale of common stock	47,825	138,395	29,948
Purchase of treasury stock	(105,184)	(284,993)	(349,992)

Net cash provided by (used in) financing activities	2,301,402	(143,245)	(549,151)
Effect of exchange rate changes on cash	(47,690)	10,478	15,936

Net increase (decrease) in cash and cash equivalents	(270,215)	239,252	(68,337)
Cash and cash equivalents, beginning of period	606,145	366,893	435,230

Cash and cash equivalents, end of period	$335,930	$606,145	$366,893

See accompanying notes for additional information.

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008, 2007 AND 2006

1.	BUSINESS ACTIVITY, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND SIGNIFICANT ACCOUNTS

Business Activity

Life Technologies Corporation is a global biotechnology tools company dedicated to improving the human condition. Our systems, consumables and services enable researchers to accelerate scientific exploration, driving to discoveries and developments that make life even better. We deliver a broad range of products and services, including systems, instruments, reagents, and custom services. Life Technologies’ business is focused on three principal segments: BioDiscovery, Cell Systems, and Applied Biosystems.

Principles of Consolidation

The consolidated financial statements include the accounts of Life Technologies Corporation and its majority owned or controlled subsidiaries collectively referred to as Life Technologies (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation. For purposes of these Notes to Consolidated Financial Statements, gross profit is defined as revenues less cost of revenues and purchased intangibles amortization and gross margin is defined as gross profit divided by revenues. Operating income is defined as gross profit less operating expenses and operating margin is defined as operating income divided by revenues.

Discontinued Operations

Discontinued operations relate to the sale of the Company’s BioReliance business unit and the sale of BioSource Europe, S.A.

In April 2007, Life Technologies completed the sale of its BioReliance subsidiary to Avista Capital Partners and received net cash proceeds of approximately $209.0 million. No loss on the sale was recorded in 2007. The results of operations for BioReliance for the period from January through April 2007 and the results for all prior periods are reported as discontinued operations. Additionally, the Company finalized the sale of BioSource Europe, S.A., a diagnostic business located in Belgium, on February 1, 2007 to a private investor group in Belgium for proceeds of $5.5 million. Net proceeds from both divestitures less cash spent as part of the disposal process were $209.9 million.

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

	Year ended December 31,
(in thousands)	2008	2007	2006

Net revenues	$—	$29,962	$112,310
Cost of revenues	—	22,357	85,573

Gross profit	—	7,605	26,737
Operating expenses	—	(6,309)	(23,555)
Impairment of goodwill	—	—	(270,400)
Non-operating income	857	6,547	399

Net income (loss) from discontinued operations before income taxes	857	7,843	(266,819)
Income tax benefit	502	5,068	11

Net income (loss) from discontinued operations	$1,359	$12,911	$(266,808)

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2008, 2007 AND 2006

The net liabilities of discontinued operations consisted of the following:

(in thousands)	December 31, 2008	December 31, 2007

Accrued expenses and other current liabilities	—	2,506

Total liabilities of discontinued operations	$—	$2,506

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

Concentrations of Risks

Approximately $367.4 million, $343.3 million and $337.9 million, or 23%, 28% and 30% of the Company’s product revenues during the years ended December 31, 2008, 2007 and 2006, respectively, were derived from university and research institutions which management believes are, to some degree, directly or indirectly supported by the U.S. Government. If there were to be a significant change in current research funding, particularly with respect to the National Institute of Health, it could have a material adverse impact on the Company’s future revenues and results of operations.

Segment Information

The Company operates in three segments: BioDiscovery (BD), Cell Systems (CS), and Applied Biosystems (AB). The Company has no intersegment revenues that are material to the overall consolidated financial statements. The Company does not currently segregate assets by segment as a majority of the Company’s total assets are shared or considered non-segment assets. The Company has determined that it is not useful to assign its shared assets to individual segments. Based on the aggregation criteria of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company’s products and services within a segment share similar economic characteristics, but are different from the economic characteristics of the products and services of the others. As a result of using the aggregation guidelines, there is no logical subgrouping of products within either the segments.

Revenue Recognition

We derive our revenue from the sale of our products, services and technology. We recognize revenue from product sales upon transfer of title of the product or performance of services. Concurrently, we record provisions for warranty, returns, and installation based on historical experience and anticipated product performance. Discounts are recorded as sales reductions concurrently with the applicable sale. Cash discounts are recorded as sales reductions on our receipt of the sales proceeds. Transfer of title generally occurs upon shipment to the customer. We generally ship to our customers FOB shipping point. Revenue is not recognized at the time of shipment of products in situations where risks and rewards of ownership are transferred to the customer at a point other than shipment due to the shipping terms, the existence of an acceptance clause, the achievement of milestones, or some return or cancellation privileges. For sales with acceptance terms, revenue is recognized once customer acceptance occurs or the acceptance provisions lapse. Service revenue is recognized over the period services are performed. In cases where customers order and pay for products or services and request that we store a portion of their order for them at our cost or perform services over a period of time, we record any material up-front payments as deferred revenue in accrued expenses and other current liabilities in the Consolidated Balance Sheets and recognize revenue upon shipment of the product to the customer. Deferred revenue totaled $118.2 million at December 31, 2008.

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2008, 2007 AND 2006

We also enter into arrangements whereby revenues are derived from multiple deliverables. We record revenue as the separate elements are delivered to the customer if the delivered item is determined to represent a separate earnings process, there is objective and reliable evidence of the fair value of the undelivered item, and delivery or performance of the undelivered item is probable and substantially in our control. We determine the fair value of the installation process based on technician labor billing rates, the expected number of hours to install the instrument based on historical experience, and amounts charged by third parties. We continually monitor the level of effort required for the installation of our instruments to ensure that appropriate fair values have been determined. Revenues from multiple-element arrangements involving license fees, up-front payments and milestone payments, which are received and/or billable in connection with other rights and services that represent our continuing obligations, are deferred until all of the multiple elements have been delivered or until objective and verifiable evidence of the fair value of the undelivered elements has been established. If objective and verifiable evidence of fair value of all undelivered elements exist but objective and verifiable evidence of fair value does not exist for one or more delivered elements, then revenue is recognized using the residual method.

We recognize royalty revenue (including upfront licensing fees) when the amounts are earned and determinable during the applicable period based on historical activity, and make revisions for actual royalties received in the following quarter. For those arrangements where royalties cannot be reasonably estimated, we recognize revenue on the receipt of cash or royalty statements from our licensees. In addition, we recognize up-front nonrefundable license fees when due under contractual agreement, unless we have specific continuing performance obligations requiring deferral of all or a portion of these fees. We have adopted the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” for license fees with extended terms. Specifically, if it cannot be concluded that a licensee fee is fixed or determinable at the outset of an arrangement, revenue is recognized as payments from third parties become due. Grant and royalty revenues were $51.0 million, $39.9 million and $26.8 million in 2008, 2007 and 2006, respectively.

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

Valuation of Financial Instruments

The carrying amounts of financial instruments such as cash equivalents, foreign cash accounts, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate the related fair values due to the short-term maturities of these instruments. The estimated fair value of the convertible notes is determined by using observable market information and valuation methodologies that correlate fair value with the market price of the Company’s common stock, and the estimated fair value of the term loans and the secured loan is determined by using observable market information. The fair value of the Company’s long term debt at December 31, 2008 and 2007 are as follows (see Note 5 for carrying amounts):

(in thousands)	2008	2007

3 1/4% Convertible Subordinated Notes (principal due 2025)	$308,000	$406,438
1 1/2% Convertible Senior Notes (principal due 2024)	342,000	477,562
2% Convertible Senior Notes (principal due 2023)	332,128	504,875
Term A Loan (principal due 2013)	1,260,000	—
Term B Loan (principal due 2015)	927,675	—
Secured Loan	35,600	—

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2008, 2007 AND 2006

Cash and Cash Equivalents and Marketable Securities

The Company invests its excess cash in marketable securities, money market funds, corporate notes, government securities, highly liquid debt instruments, time deposits, and certificates of deposit with original maturities of three months or less at the date of purchase. These instruments are readily convertible into cash. The Company has established guidelines that maintain safety and liquidity. The Company considers all highly liquid investments with maturity of three months or less from the date of purchase to be cash equivalents.

All marketable debt and equity securities, other than auction rate securities and the put option (as discussed below), are categorized as available-for-sale and are stated at fair value, with unrealized gains and losses, net of deferred income taxes, reported in other comprehensive income affecting stockholders’ equity. Auction rate securities and the put option are categorized as trading securities and any realized gains or losses are reported in other income or loss.

Investments consisted of the following:

	December 31,	December 31,
(in thousands)	2008	2007

Short-term
Auction rate securities	$—	$60,703

Total short-term investments	—	60,703
Long-term
Auction rate securities	29,407	—
Put option	6,193	—
Equity securities	9,744	753

Total long-term investments	45,344	753

Total investments	$45,344	$61,456

As of December 31, 2008, the Company holds $35.6 million in AAA rated auction rate securities with UBS Investment Bank. Auction rate securities are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7 to 35 days. The underlying assets of the auction rate securities we hold, including the securities for which auctions have failed, are student loans which are guaranteed by the U.S. government under the Federal Education Loan Program. Beginning in February 2008, auctions failed for the Company’s holdings because sell orders exceeded buy orders. As a result of the failed auctions, the Company is holding illiquid securities because the funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. In August 2008, UBS announced that it agreed to a settlement in principle with the Securities and Exchange Commission (SEC) and other state regulatory agencies represented by North American Securities Administrators Association to restore liquidity to all remaining clients who hold auction rate securities. UBS committed to repurchase auction rate securities from their private clients at par beginning January 1, 2009. The Company intends to have this settlement occur between June 30, 2010 and July 2, 2012. Until UBS fully redeems the Company’s auction rate securities, UBS will loan to the Company at par without recourse and with accrued interest charges at the same rate as the yields earned on the underlying securities that serve as collateral for the loan. Because the Company has a right to sell its auction rate securities to UBS, this right is considered to be a put option, however, this put option does not meet the definition of derivative under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as auction rate securities are not readily convertible to cash. Thus, this put option will not be subsequently adjusted to fair value each reporting period. To create accounting symmetry for the fair value movement between auction rate securities and the put option, the Company elected the fair value option for the put option in accordance with SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, upon the execution of the loan agreement with UBS on the election date in November 2008. In addition,

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2008, 2007 AND 2006

the Company elected a transfer of auction rate securities from available-for-sale securities to trading securities in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, due to the nature of the current market conditions and the Company’s intended holding period.

The Company anticipates that any future changes in the fair value of the put option will be offset by the changes in the underlying fair value of the related auction rate securities with no material net impact to the Consolidated Statements of Operations. The put option will continue to be measured at fair value utilizing Level 3 inputs until the earlier of its maturity or exercise. Upon transferring the auction rate securities from available-for-sale securities to trading securities, the Company reclassed $6.2 million out of accumulative other comprehensive income, net of $2.5 million of deferred tax assets, recognized $6.2 million loss in other expense, and concurrently recognized a $6.2 million gain in other income for the put option. The Company did not record deferred taxes related to the auction rate securities as the combination of the fair value of the securities and the put option equal the Company’s cost basis. During the year ended December 31, 2008, the Company did not recognize a net gain or loss related to the auction rate securities and the related put option. The fair market value of auction rate securities and the put option were $29.4 million and $6.2 million, respectively, as of December 31, 2008 and are reflected in long term investments in the Consolidated Balance Sheets.

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization and accretion, interest income and realized gains and losses are included in interest income within the Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method.

Maturities and gross unrealized gains (losses) for available for sale securities at December 31, 2008 and 2007 were as follows:

			Gross
2008	Maturity	Amortized	Unrealized	Estimated
(in thousands)	in Years	Cost	Gain (Loss)	Fair Value

Long-term	1 or more
Equity securities		$9,744	—	$9,744

Total long-term investments		$9,744	—	$9,744

			Gross
2007			Unrealized	Estimated
(in thousands)	Maturity	Amortized Cost	Gain (Loss)	Fair Value

Short-term	1 or less
Auction rate securities		$60,703	—	$60,703

Total short-term investments		60,703		60,703
Long-term	1 or more
Equity securities		753		753

Total long-term investments		753	—	753
Total investments		$61,456	—	$61,456

There were no unrealized gains or losses as of December 31, 2008. During 2008, we determined that an equity investment was impaired since its fair value is less than its cost. As a result, a $2.6 million other than temporary impairment loss was recognized in the fourth quarter of fiscal year 2008.

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2008, 2007 AND 2006

The Company adopted SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements for financial instruments effective January 1, 2008. The Company did not adopt the provisions of SFAS 157 for non-financial instruments in the current year due to the deferral period provided by FSP 157-2, Effective Date of SFAS 157. The SFAS 157 framework requires the valuation of investments using a three tiered approach in the valuation of investments. The statement requires fair value measurement be classified and disclosed in one of the following three categories:

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

Exchange traded derivatives are valued using quoted market prices and classified within Level 1 of the fair value hierarchy. Level 2 derivatives include foreign currency forward contracts for which fair value is determined by using observable market spot rates and forward points adjusted by risk-adjusted discount rates. The risk-adjusted discount rate is derived by U.S. dollar zero coupon yield bonds for corresponding duration of the maturity of derivatives, then adjusted with a counter party default risk for the value of our derivative assets or our credit risk for the value of our derivative liabilities. Credit risk is derived by observable credit default swaps (CDS) spread. Because CDS spread information is not available for our Company, our credit risk is determined by analyzing CDS spreads of similar size public entities in the same industry with similar credit ratings. The value of our derivatives discounted by risk-adjusted discount rates represents the present value of amounts estimated to be received for the assets or paid to transfer the liabilities at the measurement date from a marketplace participant in settlement of these instruments.

The valuation of money market funds based on Level 3 unobservable inputs consisted of recommended fair values provided by our broker combined with internal analysis of interest rate spreads and credit quality. As a result of having unsecured commercial paper within the Reserve Primary Money Market Fund (Fund), our assessment of the value of the investment is that it is unlikely to fully recover in the foreseeable future given the status of the Fund’s underlying investments. Our investment in this asset is valued using Level 3 inputs and significant management judgment. This Fund is in the process of liquidating all remaining assets and will complete this process in the next twelve months. The final published net asset value (NAV) for this Fund was $0.97 per unit. Due to the Fund’s management’s expectations to liquidate at or above amortized cost, recent cash recoveries from the fund, future expected proceeds and taking into consideration the short-term nature of the Fund’s weighted average maturity, management concluded that the $0.97 NAV per unit last published was a reasonable fair value. The valuation of Reserve Primary Money Market Fund as of December 31, 2008 was included in other current assets in the Consolidated Balance Sheets.

All realized gains or losses related to financial instruments whose fair value is determined based on Level 3 inputs are included in other income. All unrealized gains or temporary losses related to financial instruments whose fair value is determined based on Level 3 inputs are included in other comprehensive income. All other than temporary losses are included in other income.

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2008, 2007 AND 2006

The following table represents the financial instruments on the financial statements of the Company subject to SFAS 157 and the valuation approach applied to each class of security:

		Fair Value Measurements on a Recurring Basis
		at Reporting Date Using
		Quoted Prices in
	Balance at	Active Markets	Significant Other	Significant
(in thousands)	December 31,	for Identical Assets	Observable Inputs	Unobservable Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Money market funds	$232,311	$214,051	$—	$18,260
Bank time deposits	73,225	73,225	—	—
Auction rate securities	29,407	—	—	29,407
Put option	6,193	—	—	6,193
Derivative forward exchange contracts, net	(53,490)	—	(53,490)	—
Deferred compensation plan assets	25,530	25,530	—	—

Total net assets subject to fair value measurements	$313,176	$312,806	$(53,490)	$53,860

For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the year ended December 31, 2008 by investment type:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Auction		Money
(in thousands)	Rate		Market
Description	Securities	Put Options	Funds	Total

Beginning balance at January 1, 2008	$—	$—	$—	$—
Transfers in to Level 3 from business combinations	—	—	46,369	46,369
Transfers in to Level 3	35,600	6,200	—	41,800
Total realized/unrealized gains (losses) Included in earnings	(6,193)	(7)	—	(6,200)
Purchases, issuances and settlements	—	—	(28,109)	(28,109)

Ending balance at December 31, 2008	$29,407	$6,193	$18,260	$53,860

Total amount of unrealized losses for the period included in other comprehensive loss attributable to the change in fair market value of related assets still held at the reporting date	$—	$—	$—	$—

Foreign Currency Risk and Hedging

The Company translates the financial statements of its non-U.S. operations using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. Net gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany receivables and payables of a long-term investment nature are recorded as a separate component of stockholders’ equity. These adjustments will affect net income only upon sale or liquidation of the underlying non-U.S. investment. The cumulative translation adjustments included in accumulated other comprehensive income (loss) reported as a separate component of stockholders’ equity were a net cumulative gain (loss) of $(30.1) million and $129.3 million at December 31, 2008 and 2007, respectively.

Some of the Company’s reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2008, 2007 AND 2006

currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in currency exchange rates because they may become worth more or less than they were worth at the time we entered into the transaction due to changes in exchange rates. Both realized and unrealized gains or losses in the value of these receivables and payables are included in the determination of net income. Net currency exchange gains recognized on business transactions, net of hedging transactions, were $8.3 million and $0.5 million for the years ended December 31, 2008 and 2007, respectively, and are included in other income in the Consolidated Statements of Operations. To manage the foreign currency exposure risk, we use derivatives for activities in our non-U.S. subsidiaries. Realized and unrealized gains or losses on the value of financial contracts entered into to hedge the exchange rate exposure of these receivables and payables are also included in the determination of net income. These contracts, which settle in January 2009 through June 2009, effectively fix the exchange rate at which these specific receivables and payables will be settled in, so that gains or losses on the forward contracts offset the gains or losses from changes in the value of the underlying receivables and payables. At December 31, 2008, the Company had $740.5 million in foreign currency forward contracts outstanding to hedge currency risk.

The Company’s international operating units conduct business in, and have a functional currency that differs from the parent entity, and therefore, the ultimate conversion of these sales to cash in U.S. dollars is subject to fluctuations in foreign currency The Company’s intent is to limit this exposure from changes in currency exchange rates through hedging. When the dollar strengthens significantly against foreign currencies, the decline in the US dollar value of future foreign currency revenue is offset by gains in the value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the opposite occurs. The Company’s currency exposures vary, but are primarily concentrated in the euro, British pound sterling, Japanese yen and Canadian dollar. The Company uses foreign currency forward contracts to mitigate foreign currency risk on forecasted foreign currency sales which are expected to be settled within twelve months. The change in fair value prior to their maturity is accounted for as cash flow hedges, and recorded in other comprehensive income, net of tax, in the Consolidated Balance Sheets according to SFAS 133, Accounting for Derivative Investments and Hedging Activities. To the extent any portion of the forward contracts is determined to not be an effective hedge, the increase or decrease in value prior to the maturity was recorded in other income or expense in the Consolidated Statements of Operations.

During the year ended December 31, 2008, the Company recognized immaterial net losses related to the ineffective portion of its hedging instruments in other expense in the Consolidated Statements of Operations. No hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring. The Company continuously monitors the probability of forecasted transactions as part of the hedge effectiveness testing. As of December 31, 2008, the fair value of foreign currency forward contracts are reported in prepaid expenses or short term accrued expense in the Consolidated Balance Sheet as appropriate. The Company reclasses deferred gains or losses reported in accumulated other comprehensive income into revenue when the consolidated earnings are impacted or when the inventory was sold to unrelated parties for intercompany sales. The Company uses an inventory turnover ratio for each international operating unit to align the timing of a hedged item and a hedging instrument to impact the Consolidated Statements of Operations during the same reporting period. At December 31, 2008, the Company expects to recognize $17.5 million of net losses on derivative instruments currently classified under accumulated other comprehensive income to earnings during the next twelve months.

Concentration of Credit Risk

The forward contracts used in managing our foreign currency exposures have an element of risk in that the counterparties may be unable to meet the terms of the agreements. We attempt to minimize this risk by limiting the counterparties to a diverse group of highly-rated domestic and international financial institutions. In the event of non-performance by these counterparties, the carrying values of our financial instruments represent the maximum amount of loss we would have incurred as of our fiscal year-end. However, we do not expect to record any losses as a result of counterparty default. We do not require and are not required to pledge collateral for these financial

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2008, 2007 AND 2006

instruments. Other financial instruments that potentially subject us to concentrations of credit risk are cash and cash equivalents, short-term investments, and accounts receivable. We attempt to minimize the risks related to cash and cash equivalents and short-term investments by using highly-rated financial institutions that invest in a broad and diverse range of financial instruments. We have established guidelines relative to credit ratings and maturities intended to maintain safety and liquidity. Concentration of credit risk with respect to accounts receivable is limited due to our large and diverse customer base, which is dispersed over different geographic areas. Allowances are maintained for potential credit losses and such losses have historically been within our expectations. Our investment portfolio is maintained in accordance with our investment policy which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The Company does not use derivative financial instruments for speculation or trading purposes nor for activities other than risk management, and we are not a party to leveraged derivatives. In addition, we do not carry any master netting arrangements to mitigate the credit risk. The Company continually evaluates the costs and benefits of its hedging program.

Restricted Cash and Related Liabilities

The Company had restricted cash of $112.4 million held in Rabbi Trusts as of December 31, 2008. Of this $112.4 million, $109.4 million was held in a Rabbi Trust (the AB Trust) which was assumed by the Company upon the closing of its merger with Applied Biosystems. The AB Trust funds several non qualified pension plans of Applera Corporation totaling $58.7 million and termination benefits totaling $51.4 million. The funds are invested primarily in money market accounts. The AB Trust remains in place for the term of benefits payable, which in the case of non qualified pension plans is the death of the participants or their designated beneficiaries. The termination benefits funded by the AB Trust are expected to be paid in full by January 2010. At December 31, 2008, $109.4 million is included in accrued expenses and deferred credits and reserves that are to be funded by the AB Trust. The rabbi trust assets are subject to the claims of the Company’s creditors in the event of the Company’s insolvency. No further contributions are required to be made to the AB Trust as of December 31, 2008.

Restricted cash also consists of $3.0 million and $4.4 million at December 31, 2008 and 2007, respectively and was held in a Rabbi Trust (the Trust). The Trust, which was assumed by the Company upon the closing of its merger with Dexter Corporation (Dexter) in 2000, funds supplemental benefits for certain former employees of Dexter, most of whom did not become employees of the Company. The funds are invested primarily in money market accounts. The Trust is irrevocable and remains in place for the term of benefits payable, which in the case of certain supplemental retirement benefits is the death of the participants or their designated beneficiaries. At December 31, 2008, $2.5 million is included in accrued expenses and deferred credits and reserves that are to be funded by the Trust. No further contributions are required to be made to the Trust.

Accounts Receivable

The Company provides reserves against trade receivables for estimated losses that may result from a customers’ inability to pay. The amount is determined by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers’ country or industry, historical losses and customer credit-worthiness. Bad debt expense is recorded as necessary to maintain an appropriate level of allowance for doubtful accounts in general and administrative expense. Additionally, our policy is to fully reserve for all accounts with aged balances greater than one year, with certain exceptions determined necessary by management. Amounts determined to be uncollectible are charged or written off against the reserve. To date such losses, in the aggregate, have not exceeded management’s estimates.

Inventories

Inventories are generally stated at lower of cost (first-in, first-out method) or market. Cost is determined principally on the standard cost method for manufactured goods which approximates cost on the first-in, first-out method. The Company reviews the components of its inventory on a regular basis for excess, obsolete and impaired

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2008, 2007 AND 2006

inventory and makes appropriate dispositions as obsolete inventory is identified. Reserves for excess, obsolete and impaired inventory were $95.5 million and $46.0 million at December 31, 2008 and 2007, respectively.

Inventories include material, labor and overhead costs in addition to purchase accounting adjustments to write-up acquired inventory to estimated selling prices less costs to complete, costs of disposal and a reasonable profit allowance.

Inventories consist of the following at December 31:

(in thousands)	2008	2007

Raw materials and components	$94,332	$34,106
Work in process (materials, labor and overhead)	58,091	35,067
Finished goods (materials, labor and overhead)	204,858	103,519
Adjustment to write up acquired finished goods inventory to fair value	62,748	—

Total inventories (net)	$420,029	$172,692

Property and Equipment

We capitalize major renewals and improvements that significantly add to productive capacity or extend the life of an asset. We expense repairs, maintenance, and minor renewals and improvements as incurred. We remove the cost of assets and related depreciation from the related accounts on the balance sheet when assets are sold, or otherwise disposed of, and any related gains or losses are reflected in current earnings. Leased capital assets are included in property and equipment. Amortization of property and equipment under capital leases is included with depreciation expense. We compute depreciation expense of owned property and equipment based on the expected useful lives of the assets primarily using the straight-line method. We amortize leasehold improvements over their estimated useful lives or the term of the applicable lease, whichever is less.

Capitalized internal-use software costs include only those direct costs associated with the actual development or acquisition of computer software for internal use, including costs associated with the design, coding, installation and testing of the system. Costs associated with preliminary development, such as the evaluation and selection of alternatives, as well as training, maintenance and support are expensed as incurred. At December 31, 2008 and 2007 the Company has $94.9 million and $60.2 million, respectively, in unamortized capitalized software costs. For the years ended December 31, 2008, 2007 and 2006, the Company amortized into expense $10.0 million, $9.7 million and $4.9 million, respectively, related to capitalized computer software costs.

Property and equipment consist of the following at December 31:

	Estimated
	Useful Life
(in thousands)	(in years)	2008	2007

Land	—	$127,197	$19,623
Building and improvements	1-50	363,385	175,388
Machinery and equipment	1-10	304,389	164,318
Internal use software	1-10	124,305	92,771
Construction in process	—	71,641	65,747

Total gross property and equipment		990,917	517,847
Accumulated depreciation and amortization		(242,861)	(198,194)

Total property and equipment (net)		$748,056	$319,653

Goodwill

Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. Goodwill is allocated to the Company’s segments based on the nature

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2008, 2007 AND 2006

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

The Company performs its goodwill impairment tests annually during the fourth quarter of its fiscal year and earlier if an event or circumstance indicates that impairment has occurred. The Company utilized a combination of valuation methods including a discounted cash flow analysis and the guideline companies method to estimate the fair value of the reporting unit. Based on this analysis, the Company determined that an impairment does not exist at October 1, 2008, and as a result, no impairment charge has been recorded during the year.

Changes in the net carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows:

		Cell	Applied
(in thousands)	BioDiscovery	Systems	Biosystems	Total

Balance at December 31, 2006	$1,329,187	$150,821	$—	$1,480,008
Purchase adjustments for resolution of income tax contingencies	(3,053)	—	—	(3,053)
Earnout payments	791	—	—	791
Other adjustments	(4,773)	59	—	(4,714)
Goodwill acquired during the year	9,086	6,032	—	15,118
Foreign currency translation	40,629	—	—	40,629

Balance at December 31, 2007	$1,371,867	$156,912	$—	$1,528,779
Purchase adjustments for resolution of income tax contingencies	(203)	(3,318)	—	(3,521)
Other adjustments	(486)	—	—	(486)
Goodwill acquired during the year	—	36,534	2,448,426	2,484,960
Foreign currency translation	(77,538)	—	—	(77,538)

Balance at December 31, 2008	$1,293,640	$190,128	$2,448,426	$3,932,194

Additions to goodwill acquired during the year were primarily as a result of our acquisitions of Applied Biosystems and CellzDirect. For details on our acquisitions, refer to the “Business Combination” section in the footnotes to the consolidated financial statements.

Other Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated useful lives. Amortization expense related to intangible assets for the years ended December 31, 2008, 2007 and 2006 was $86.9 million, $98.7 million and $110.7 million, respectively. In conjunction with acquisitions (see Note 2—Business Combinations), $93.3 million, zero and zero of the purchase price was allocated to in-process research and development and expensed in the Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006, respectively.

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2008, 2007 AND 2006

Intangible assets consist of the following:

	December 31, 2008			December 31, 2007
	Weighted	Gross		Weighted	Gross
	average	carrying	Accumulated	average	carrying	Accumulated
(in thousands)	life	amount	amortization	life	amount	amortization

Amortized intangible assets:
Purchased technology	8years	$1,094,295	$(606,315)	7years	$771,748	$(562,736)
Purchased tradenames and trademarks	9years	314,312	(55,174)	8years	83,158	(51,451)
Purchased customer base	12years	1,472,925	(48,699)	5years	51,203	(29,670)
Other intellectual properties	5years	235,304	(34,238)	6years	45,363	(28,545)

		$3,116,836	$(744,426)		$951,472	$(672,402)

Intangible assets not subject to amortization:
Purchased tradenames and trademarks, and other		$7,451			$7,451

Estimated amortization expense for amortizable intangible assets owned as of December 31, 2008 for each of the five succeeding fiscal years is as follows:

(in thousands)

Years Ending December 31,
2009	$293,390
2010	281,304
2011	273,666
2012	258,036
2013	246,015

Valuation of Long-Lived Assets and Intangibles

The Company reviews long-lived assets and intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We periodically re-evaluate the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of its long-lived assets. The criteria used for these evaluations include management’s estimate of the assets continuing ability to generate income from operations and positive cash flow in future periods as well as the strategic significance of any intangible asset in the Company’s business objectives. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets, which is determined by applicable market prices, when available. There was no impairment loss recognized for long-lived assets (excluding goodwill) during the years ended December 31, 2008 and 2007.

Product Warranties

We accrue warranty costs for product sales at the time of shipment based on historical experience as well as anticipated product performance. Our product warranties extend over a specified period of time ranging up to two years from the date of sale depending on the product subject to warranty. The product warranty accrual covers parts and labor for repairs and replacements covered by our product warranties. We periodically review the adequacy of our warranty reserve, and adjust, if necessary, the warranty percentage and accrual based on actual experience and estimated costs to be incurred.

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2008, 2007 AND 2006

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at December 31:

(in thousands)	2008	2007

Accrued hedge liabilities	$58,602	$—
Accrued royalties	50,794	21,829
Accrued pension	46,331	3,284
Accrued warranty	12,616	213
Accrued other	67,075	17,382

Total accrued expenses	$235,418	$42,708

Research and Development Costs

Costs incurred in research and development activities are expensed as incurred. Research and development costs incurred for collaborations where there are specific product deliverables, service meeting defined performances or other design specifications, are recorded in cost of sales. During the years ended December 31, 2008, 2007 and 2006 research and development expenses in operating expense were $142.5 million, $115.8 million and $104.3 million.

Accounting for Share-Based Compensation

The Company accounts for share based compensation using Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R). Under this method, share-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense over the employee’s requisite service period for all share-based awards granted, modified or cancelled as of January 1, 2006.

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

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a return. The cumulative effects of applying this interpretation were to record a decrease of $1.5 million to retained earnings, an increase of $2.7 million to net deferred income taxes, a decrease to goodwill of $1.1 million and an increase of $3.1 million to income taxes payable in 2007 upon adoption.

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

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2008, 2007 AND 2006

Computations for basic and diluted earnings (loss) per share for the years ending December 31, 2008, 2007 and 2006 are as follows:

	Net Income	Shares
(In thousands, except per share amounts)	(Numerator)	(Denominator)	Amount

2008
Basic earnings per share:
Net income from continuing operations	$29,962
Net income from discontinued operations, net of tax	1,359

Total basic earnings	$31,321	99,229	$0.32

Diluted earnings per share:
Dilutive stock options	—	2,248
ESPP	—	28
Unvested Restricted Stock	—	357
2% Convertible Senior Notes due 2023	97	1,746
1 1/2% Convertible Senior Notes due 2024	38	77

Net income from continuing operations plus assumed conversions	30,097
Net income from discontinued operations, net of tax	1,359

Total diluted earnings	$31,456	103,685	$0.30

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		4,420
3 1/4% Convertible Subordinated Notes due 2025		7,124
2007
Basic earnings per share:
Net income from continuing operations	$130,279
Net income from discontinued operations, net of tax	12,911

Total basic earnings	$143,190	93,372	$1.53

Diluted earnings per share:
Dilutive stock options	—	2,036
ESPP	—	10
Unvested Restricted Stock	—	432
2% Convertible Senior Notes due 2023	109	1,222
1 1/2% Convertible Senior Notes due 2024	38	76

Net income from continuing operations plus assumed conversions	130,426
Net income from discontinued operations, net of tax	12,911

Total diluted earnings	$143,337	97,148	$1.48

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		6,316
3 1/4% Convertible Subordinated Notes due 2025		7,124
2006
Basic earnings (loss) per share:
Net income from continuing operations	$75,759
Net loss from discontinued operations, net of tax	(266,808)

Total basic loss	$(191,049)	102,786	$(1.86)

Diluted earnings per share:
Dilutive stock options	—	1,484
Unvested Restricted Stock	—	156
2% Convertible Senior Notes due 2023	380	904
1 1/2% Convertible Senior Notes due 2024	194	394

Net income from continuing operations plus assumed conversions	76,333
Net loss from discontinued operations, net of tax	(266,808)

Total diluted loss	$(190,475)	105,724	$(1.80)

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		10,784
3 1/4% Convertible Subordinated Notes due 2025		7,124

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

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2008, 2007 AND 2006

and adjustments to the minimum pension liability, net of tax. The minimum pension liability adjustment represents the excess of the additional pension liability over the unrecognized prior service cost.

Accumulated other comprehensive income (loss) consists of the following at December 31,

(in thousands)	2008	2007

Foreign currency translation adjustment, net of deferred taxes	$(30,978)	$129,315
Unrealized losses on investments, net of deferred taxes	—	(11)
Unrealized gains on hedging transactions, net of deferred taxes	(11,434)	—
Pension liability adjustment, net of deferred taxes	(56,395)	(16,850)

	$(98,807)	$112,454

Reclassifications

Certain reclassifications of prior year amounts have been made to conform with the current year presentation. Accrued expenses have been reclassified at a more detailed level and segment information from 2007 has been adjusted approximately $2.9 million to better reflect the way managerment views the business.

Recent Accounting Pronouncements

In December 2008, FASB Staff Position (FSP) No. FAS 132R-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, amends FASB Statement of Financial Accounting Standards (SFAS) No. 132R, Employers’ Disclosures about Postretirement Benefit Plan Assets, to provide for additional disclosure and documentation surrounding benefit plan assets and activities. The statement is effective for fiscal years ending after December 15, 2009, with earlier application permitted. The Company does not believe that the adoption of this statement will have a material impact on our financial statements.

In June 2008, the FASB ratified EITF 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, which addresses the accounting for certain instruments as derivatives under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The Company currently has outstanding convertible debt with embedded features which are considered indexed to the entity’s own stock and as a stand alone instrument would have been included in stockholders’ equity, and therefore subject to a scope exception in SFAS 133. Under this new pronouncement, specific guidance is provided regarding requirements for an entity to consider embedded features as indexed to the entity’s own stock. The guidance is effective for fiscal years beginning after December 15, 2008. Based on the Company’s review of the pronouncement, the Company does not believe the guidance will have an impact on our financial statements.

In May 2008, FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1), that significantly impacts the accounting for convertible debt. The FSP requires cash settled convertible debt, such as the Company’s $1,150 million aggregate principal amount of convertible notes that are currently outstanding, to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component would be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value would be recorded as a debt discount and amortized to interest expense over the expected life of the bond. Although FSP APB 14-1 has no impact on the Company’s actual past or future cash flows, it requires the Company to record a significant amount of non-cash interest expense as the debt discount is amortized. As a result, there would be a material adverse impact on the results of operations and earnings per share. The Company is currently evaluating the impact on operations upon the adoption. In addition, if our convertible debt is redeemed or converted prior to maturity, any unamortized debt discount would result in a loss on extinguishment. FSP APB 14-1 will become effective for fiscal years

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2008, 2007 AND 2006

beginning after December 15, 2008, and early adoption is not permitted. The adoption will require retrospective application.

In March 2008, FASB issued Statement of Financial Accounting Standard (SFAS) No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, which provides for additional disclosure and documentation surrounding derivative positions and hedging activity. The statement is applicable for all fiscal years beginning on or after November 15, 2008 and earlier adoption is encouraged. The Company does not believe that the adoption of this statement will have a material impact on our financial statements.

In December 2007, FASB issued Statement of Financial Accounting Standard (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, which impacts the accounting for noncontrolling interest in the consolidated financial statements of filers. The statement requires the reclassification of noncontrolling interest from the liabilities section or the mezzanine section between liabilities and equity to the equity section of the balance sheet. The statement also requires that the results from operations attributed to the noncontrolling interest to be disclosed separately from those of the parent. In addition, the accounting for and reporting for deconsolidated subsidiaries will change as a result of adopting this statement. The statement which is applicable for all fiscal years beginning on or after December 15, 2008 and will require prospective treatment. Early adoption is prohibited. The Company does not believe that the adoption of this statement will have a material impact on our financial statements.

In December 2007, FASB issued Statement of Financial Accounting Standard (SFAS) No. 141R, Business Combinations, which impacts the accounting for business combinations. The statement requires changes in the measurement of assets and liabilities required in favor of a fair value method consistent with the guidance provided in SFAS 157 (see below). Additionally, the statement requires a change in accounting for certain acquisition related expenses and business adjustments which no longer are considered part of the purchase price. Adoption of this standard is required for fiscal years beginning after December 15, 2008. Early adoption of this standard is not permitted. The statement requires prospective application for all acquisitions after the date of adoption. The statement will require changes in the accounting for acquisition costs, restructuring costs, in process research and development and the resolution of certain acquired tax items. As a result, the adoption of the statement could have a material impact on the future operations of the Company based on future acquisitions and changes in estimates and unrecognized tax benefits and liabilities related to pre-existing business combination transactions.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Adoption of this statement for non-financial assets and liabilities is required for an entity’s first fiscal year that begins after November 15, 2008 due to the deferral period provided by FSP 157-2, Effective Date of SFAS 157. The Company adopted this standard for financial assets and liabilities in the current year without any material impact to the financial statements.

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2008, 2007 AND 2006

2.	BUSINESS COMBINATIONS

Acquisitions

Merger with Applied Biosystems, Inc.

On June 11, 2008, the Company entered into a definitive merger agreement with Applied Biosystems, Inc. (AB), formerly known as Applera Corporation, under which the Company acquired all outstanding shares of AB in a cash and stock transaction. AB is a global leader in the development and marketing of instrument-based systems, consumables, software, and services for academic research, the life science industry and commercial markets. AB commercializes innovative technology solutions for DNA, RNA, protein and small molecule analysis. Customers across the disciplines of academic and clinical research, pharmaceutical research and manufacturing, forensic DNA analysis, and agricultural biotechnology use AB’s tools and services to accelerate scientific discovery, improve processes related to drug discovery and development, detect potentially pathogenic microorganisms, and identify individuals based on DNA sources. AB has a comprehensive service and field applications support team for a global installed base of high-performance genetic and protein analysis solutions. The merger enables the two companies to broaden their customer offering to include a full range of instruments, equipment, reagents, consumables and services.

The merger agreement provides that at the effective time of the merger, each outstanding share of AB stock would be converted into the right to receive either a combination of cash and shares of Life Technologies common stock or all cash or all shares of Life Technologies common stock, in each case subject to the election and allocation procedures laid out in the prospectus as selected by the shareholder. The consideration was based on the 20 day weighted average price of the Company immediately preceding the merger date. Based on the weighted average closing prior to the merger the ultimate consideration paid under Emerging Issues Task Force (EITF) abstract 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, the value was $22.25 per share with $1,798.6 million paid in stock and $3,229.2 million paid in cash and $23.8 million related to the exchange of Applied Biosystems stock options for Life Technologies stock options.

Upon the completion of the merger, AB’s shareholders owned approximately 46.6 percent of the combined company. As a result of the Company owning more than a majority of the combined company, the premium paid to AB shareholders and a majority of the management and board of the Company representing senior management, the Company is considered to be the acquirer for accounting purposes.

Had the merger with AB been completed as of the beginning of 2007, the Company’s pro forma results for 2008 and 2007 would have been as follows:

(in thousands, except per share data)	2008	2007

Revenue	$3,140,362	$2,892,805
Operating Income	294,189	280,088
Net Income	79,674	161,731
Earnings per Share:
Basic	$0.46	$0.93
Diluted	$0.45	$0.91
Basic Weighted Average Shares	173,670	174,207
Diluted Weighted Average Shares	177,779	177,983

The primary adjustments relate to the purchase accounting impacts of the acquired intangible assets and increased debt load associated with the acquisition. The above pro forma information was determined based on historical GAAP results adjusted for the purchase price allocation and estimated related changes in income associated with the merger of Applied Biosystems. Excluded from the proforma results are purchase accounting adjustments related to in process research and development, the fair market value adjustment of inventory and

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2008, 2007 AND 2006

deferred revenue as these adjustments do not reflect ongoing operations. Additionally, the Company excluded the impact of the expense associated with the acceleration of equity vesting and discontinuation of hedging relationships associated with the Applied Biosystems merger as these adjustments do not reflect ongoing operations as if the Companies merged on January 1, 2007.

The Company’s results for 2008 and 2007 would not have been materially different from its reported results had its other acquisitions occurred at the beginning of 2007.

The Company is still finalizing the allocation of the purchase price. The Company expects to complete the allocation of purchase price during fiscal year 2009. The components of the preliminary purchase price allocation for AB are as follows:

Purchase Consideration:
(in thousands)

Fair value of common stock issued to AB Shareholders	$1,798,581
Fair value of Life Technologies options exchanged for AB options	23,773
Cash paid to AB shareholders	3,229,192
Transaction costs	38,847

Cash acquired	(529,181)
$4,561,212

Allocation of Purchase Price:
(in thousands)

Current assets	$906,564
Property, plant, and equipment	393,921
Acquired intangible assets	2,167,400
In-process research and development	65,400
Goodwill	2,448,426
Other assets	392,163
Liabilities assumed	(1,812,662)

$4,561,212

The acquired identified intangible assets with definite lives from the merger with AB are as follows:

Acquired Intangible Assets
(in thousands)

Customer relationships	$1,396,000
Purchased technology	342,700
Acquired tradenames	239,700
PCR royalty contracts	189,000

$2,167,400

The weighted-average amortization periods for intangible assets with definite lives are: 12 years for customer relationships, 7 years for product technology, 9 years for tradenames and 5 years for acquired PCR Royalty contracts. The weighted-average amortization period for all intangible assets with definite lives acquired in the merger with AB is 10 years. The acquired purchase technology relates to Applied Biosystems Molecular Cell Biology business which includes the SOLiD high throughput instruments and consumables, Genomic assays technology for both research and applied markets, functional analysis and the Proteomics and Small Molecule business which includes Mass Spectrometry. The acquired tradenames primarily relate to the acquired Applied Biosystems and Ambion tradenames.

The Company has allocated $65.4 million of the purchase price of AB to purchased in-process research and development. This amount estimates the fair value of various acquired in-process projects that have not yet reached technological feasibility and do not have future alternative use as of the date of the merger. The in-process research

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2008, 2007 AND 2006

and development is primarily related to the ongoing research projects which seek to enhance the Company’s current technology platform. The Company has included this allocated value into expense as a separate line item on the financial statements as of the date of the merger.

The Company has assigned value to identifiable intangible assets and purchased in-process research and development based on the income approach, specifically the royalty relief method. The method is based on the assumption that in lieu of ownership of an intangible asset, a company would be willing to pay a royalty in order to enjoy the benefits of the asset. Under this method, the value is estimated by discounting the hypothetical royalty payments to their present value over the economic life of the asset.

The purchased price exceeded the value of acquired tangible and identifiable intangible assets, and therefore the Company has allocated $2,448.4 million to goodwill. Of this allocation of purchase price to goodwill, none is expected to be deductible for tax purposes. Included in the goodwill amount is $918.0 million related to deferred tax liabilities recorded as a result of the inability to deduct intangible amortization expense associated with the merger. The Company’s cost basis in the intangible assets is zero requiring an adjustment to the deferred tax liability to properly capture the Company’s ongoing tax rate. The remainder of the goodwill balance is related to estimated synergies in the purchase price and non-capitalizable intangible assets (i.e. employee workforce) acquired in association with the acquisition. The Company anticipates cost savings and revenue synergies as the result of the combination of the two businesses. The cost savings are expected to be driven by operating efficiencies and elimination of redundant positions as well as the elimination of duplicate facilities. Revenue synergies are expected to be driven by increased market presence and leveraging of the combination of the combination of reagent and instrument sales platforms.

As part of the acquisition of Applied Biosystems, the Company acquired a joint venture, Applied Biosystems/MDS Analytical Technologies Instruments, in which the Company is a 50% owner of. The Company accounts for its investment in the joint venture using the equity method, consistent with the guidance in APB No. 18, The Equity Method of Accounting for Investments in Common Stock, based on the circumstances where the Company is unable to influence the operating or financial decisions of the investee, shares in the risks and rewards of all related business activities and the joint venture is a stand alone legal entity. Prior to the acquisition, Applied Biosystems accounted for the operations of the joint venture on a gross basis. As a result, the Company has adjusted the historical pro forma information to comply with the equity method.

The Company has undertaken restructuring activities in connection with the AB acquisition. These activities, which have been accounted for in accordance with Emerging Issues Task Force (EITF) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” have primarily included one-time personnel benefit costs, specifically severance costs related to duplicative positions and change in control agreements, to mostly manufacturing, finance and research and development employees of AB. The restructuring plan does also include charges associated with closure of certain AB leased facilities and other one-time personnel benefit costs to AB employees, specifically relocation costs. The Company currently continues to finalize its restructuring plan in connection with the AB acquisition. In accordance with EITF Issue No. 95-3, the Company will finalize its restructuring plan no later than one year from the date of the AB acquisition. Upon finalization of the restructuring plan for less than the expected amount, any excess reserves are reversed with a corresponding decrease in goodwill. Upon finalization of the restructuring plan exceeding the expected amount, any additional costs will be recorded in business consolidation costs in the Consolidated Statements of Operations.

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2008, 2007 AND 2006

The following table summarizes the restructuring activity in connection with the AB acquisition during the fourth quarter 2008, as well as the remaining restructuring accrual in the Consolidated Balance Sheets at December 31, 2008:

	One-Time Personnel
(in thousands)	Benefit Costs	Total

Balance at December 31, 2007	$—	$—
Reserves established	68,962	68,962
Amounts paid	(3,081)	(3,081)

Balance at December 31, 2008	$65,881	$65,881

Other Acquisitions

During 2008, 2007 and 2006, the Company completed several additional acquisitions that were not material to the overall consolidated financial statements and the results of operations have been included in the consolidated financial statements from the respective dates of the acquisitions.

On January 31, 2008, the Company completed the acquisition of CellzDirect, Inc. (CellzDirect), a privately held company based in Research Triangle Park, North Carolina. CellzDirect, founded in 2001, provides hepatocyte-based cell products and related services used in the testing of new drugs. CellzDirect has approximately 99 employees at its sites located in North Carolina and Texas. The Company does not believe this to be a material acquisition. The Company paid cash of approximately $57.3 million to acquire all of the outstanding shares of CellzDirect. The purchase price paid was allocated to identifiable intangible assets of $26.8 million, fair market value adjustment of acquired inventory of $3.0 million and other net assets acquired of $4.7 million. As a result of non-deductible fair value adjustments of acquired intangibles and acquired inventory, deferred tax liabilities of $10.6 million and $3.1 million were recorded, respectively. In addition the Company recorded $3.6 million of deferred tax assets. The excess of the purchase price over the fair values of assets and liabilities acquired of approximately $32.9 million was assigned to goodwill. The intangible assets are being amortized over a period of five to seven years. The fair market value adjustment of acquired inventory will be recognized in the statement of operations based on the sales of acquired inventory.

The Company completed two additional acquisitions in 2008 for the combined purchase price of $31.2 million. Both acquisitions were for immaterial companies considered development stage enterprises, and therefore, the transactions have been accounted for as asset purchases. For tax purposes, the transactions were treated as a taxable stock acquisition. The Company recorded aggregate net assets, including acquired intangibles, and in-process research and development (IPR&D) of $3.3 million and $27.9 million, respectively, during the year ended December 31, 2008 with respect to these acquisitions.

The Company completed two acquisitions in 2007 for the combined purchase price of $23.1 million in cash and one acquisition in 2006 for $15.1 million in cash. The Company does not believe these acquisitions to be material to the Company.

Business Consolidation Costs

The Company continues to integrate recent acquisitions into its operations and recorded approximately $38.6 million, $5.6 million and $12.5 million in 2008, 2007 and 2006, respectively, related to these efforts. The expenses in 2008 primarily relate to business consolidation efforts, including integration planning associated with the Applied Biosystems merger. Costs associated with 2007 and 2006 relate primarily to the severance and other costs associated with consolidation of acquired entities.

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2008, 2007 AND 2006

3.	SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company has three reportable segments: BioDiscovery, Cell Systems, and Applied Biosystems.

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

Cell Systems (CS). Researchers studying cells, and manufacturers that use cells to make biopharmaceuticals and other products, need to grow cells in the laboratory (referred to as in vitro) under conditions that simulate the environment in which cells live naturally (referred to as in vivo), and they need to provide those cells with the nutrients required for them to remain alive. Our CS segment includes all of our GIBCO cell culture products and services, which are used for these purposes. Products include sera, cell and tissue culture media, reagents used in both life sciences research and in processes to grow cells in the laboratory and to produce biopharmaceuticals and other end products made through cultured cells. CS services include the creation of commercially viable stable cell lines and the optimization of production processes used for the production of therapeutic drugs.

Applied Biosystems (AB). The AB products and services include a broad portfolio of instrument-based systems, consumables, software, and services for academic research, the life science industry, and commercial markets. These products and services incorporate proprietary technology used for DNA, RNA, protein, and small molecule analysis. Our AB products include complete instrument-reagent systems, such as PCR and Real-Time PCR systems, capillary electrophoresis sequencing systems and next-generation DNA sequencing systems. Additional products include mass spectrometry systems which are used to identify and quantify a wide range of analytes, including proteins and chemical compounds, Ambion RNA reagents, as well as, specialized applied markets products and services, which are described above under the heading “Target Markets.”

The Company does not have intersegment revenues that are material to the overall consolidated financial statements. In addition, the Company does not currently segregate assets by segment as a majority of the Company’s total assets are shared or considered non-segment assets. As a result, the Company has determined it is not useful to assign its shared assets to individual segments.

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2008, 2007 AND 2006

Segment information for the years ended December 31, is as follows:

				Corporate
		Cell	Applied	And
(dollars in thousands)	BioDiscovery	Systems	Biosystems	Unallocated(1)	Total

2008
Revenues from external customers	$989,878	$443,683	$191,024	$(4,262)	$1,620,323

Gross profit	701,862	238,106	126,722	(125,938)	940,752

Gross margin	71%	54%	66%		58%
Selling and administrative	305,966	120,270	45,089	27,987	499,312
Research and development	104,766	16,203	17,527	4,009	142,505
Purchased in-process research and development	—	—	—	93,287	93,287
Business consolidation costs	—	—	—	38,647	38,647

Operating income (loss)	$291,130	$101,633	$64,106	$(289,868)	$167,001

Operating margin	29%	23%	34%		10%
2007
Revenues from external customers	$902,224	$379,523	$—	$—	$1,281,747

Gross profit	630,179	190,582	—	(104,874)	715,887

Gross margin	70%	50%	—		56%
Selling and administrative	290,255	100,100	—	25,744	416,099
Research and development	97,219	14,524	—	4,090	115,833
Business consolidation costs	—	—	—	5,635	5,635

Operating income (loss)	$242,705	$75,958		$(140,343)	$178,320

Operating margin	27%	20%			14%
2006
Revenues from external customers	$814,650	$336,525	$—	$—	$1,151,175

Gross profit	552,411	173,286	—	(117,366)	608,331

Gross margin	68%	52%	—		53%
Selling and administrative	265,940	84,748	—	31,768	382,456
Research and development	89,743	10,439	—	4,161	104,343
Business consolidation costs	—	—	—	12,540	12,540

Operating income (loss)	$196,728	$78,099	$—	$(165,835)	$108,992

Operating margin	24%	23%			10%

(1)	Unallocated items for the years ended December 31, 2008, 2007 and 2006 include write off of purchased deferred revenue of $4.3 million, zero and zero, noncash charges for purchase accounting inventory revaluations of $30.8 million $0.5 million and $3.1 million, amortization of purchased intangibles of $86.9 million, $98.7 million and $110.7 million, depreciation of purchase accounting property, plant, and equipment revaluations of $1.1 million, zero and zero, business consolidation costs of $38.6 million, $5.6 million and $12.6 million, write off of purchased in-process research and development of $93.3 million, zero and zero, and expenses related to share-based payments as a result of the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments, of $34.9 million, $35.5 million and $38.9 million, respectively. These items are not allocated by management for purposes of analyzing the operations since they are principally non-cash or other costs resulting primarily from business restructuring or purchase accounting that are separate from ongoing operations.

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2008, 2007 AND 2006

Geographic Information

Information by geographic area for the years ended December 31, is as follows:

(in thousands)	2008	2007	2006

Product and service sales to unrelated customers located in(1):
Americas:
United States	$688,304	$580,956	$578,873
Other Americas	72,226	56,981	20,347

Total Americas	760,530	637,937	599,220

Europe	540,057	417,723	358,609
Asia Pacific	261,119	179,617	147,430
Other Foreign	7,580	6,519	4,187

Total product and service revenue	1,569,286	1,241,796	1,109,446
Total other revenue	51,037	39,951	41,729

Total revenue	$1,620,323	$1,281,747	$1,151,175

Net long-lived assets located in(2):
Americas:
United States	$634,676	$249,195	$213,798
Other Americas	3,860	1,328	667

Total Americas	638,536	250,523	214,465

Europe:
United Kingdom	42,163	26,993	23,856
Other Europe	22,905	17,140	15,435

Total Europe	65,068	44,133	39,291

Asia Pacific	43,273	24,076	20,697
Other Foreign	1,179	921	966

Total net long-lived assets	$748,056	$319,653	$275,419

(1)	Product and service revenue excludes royalty and other revenues since they are not allocated on a geographic basis.

(2)	Net long-lived assets relate to the Company’s property, plant and equipment. The Company does not allocate other long term assets by location.

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2008, 2007 AND 2006

4.	LINES OF CREDIT

As of December 31, 2008 and 2007, foreign subsidiaries in Brazil, China, India, Japan, and Norway had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The credit facilities bear interest at fixed rates, the respective bank’s prime rate, the London LIBOR rate, the Norwegian NIBOR rate and the Japan TIBOR rate. The weighted average interest rate of these lines of credit were 5.28% and 3.64% at December 31, 2008 and 2007, respectively. Under these lines of credit, the U.S. dollar equivalent of these facilities totaled $13.4 million and $21.4 million, of which $0.3 and $0.9 million was outstanding at December 31, 2008 and 2007, respectively. Additionally, the Company’s Japan subsidiary has an outstanding letter of credit which had a U.S. dollar equivalent of $1.1 million and $0.9 million at December 31, 2008 and 2007, respectively, to support its import duty.

On November 21, 2008, the Company entered into a revolving credit facility of $250.0 million (the Revolving Credit Facility) with Bank of America, N.A, thereby cancelling its senior secured credit facility with Bank of America, N.A. entered into on January 9, 2006. Interest rates on outstanding borrowings are determined by reference to LIBOR or to an alternate base rate, with margins determined based on changes in the Company’s leverage ratio. Under the credit agreement governing the Company’s new credit facilities, the Company has the right to make up to three requests to increase the aggregate commitments under the revolving credit facility and/or term loan facilities in an aggregate principal amount for all such requests of up to $500.0 million, provided certain conditions are met. The Revolving Credit Facility contains various representations, warranties and affirmative, negative and financial covenants and conditions of default customary for financings of this type. The Company currently anticipates using the proceeds of the Revolving Credit Facility for the purpose of general working capital and capital expenditures and/or other capital needs as they may arise. As of December 31, 2008, the Company has issued $12.9 million in letters of credit under the revolving credit facility, and accordingly, the remaining available credit is $237.1 million.

5.	LONG-TERM DEBT

Long-term debt consists of the following at December 31:

(in thousands)	2008	2007

3 1/4% Convertible Senior Notes (principal due 2025)	$350,000	$350,000
1 1/2% Convertible Senior Notes (principal due 2024)	450,000	450,000
2% Convertible Senior Notes (principal due 2023)	349,981	350,000
Term Loan A(principal due 2013)	1,400,000	—
Term Loan B (principal due 2015)	997,500	—
Secured Loan (principal due 2010)	35,600	—
Capital Leases	508	12
Other	—	812

Total debt	3,583,589	1,150,824
Less current portion	(80,000)	(124)

Total Long-term debt	$3,503,589	$1,150,700

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2008, 2007 AND 2006

Maturities of the long-term debt listed above at December 31, 2008, are as follows:

		Imputed
		Interest On
		Minimum
		Lease Payments
	Gross	Under Capital	Net Long-Term
(in thousands)	Maturities	Leases	Debt

Years Ending December 31,
2009	$80,000	$—	$80,000
2010	185,703	(9)	185,694
2011	150,069	(6)	150,063
2012	220,077	(7)	220,070
2013	850,085	(8)	850,077
Thereafter	2,097,706	(21)	2,097,685

Total	$3,583,640	$(51)	$3,583,589

Term Loan A and Term Loan B

On November 21, 2008, the Company entered into $2,650 million of credit facilities consisting of: (1) a revolving credit facility of $250 million; (2) a term loan A facility of $1,400 million; and (3) a term loan B facility of $1,000 million. The Company’s credit facilities are governed by a credit agreement among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, UBS Securities LLC and Morgan Stanley Senior Funding, Inc., as Co-Syndication Agents, DnB Nor Bank, ASA and The Bank of Nova Scotia, as Co-Documentation Agents, and other lender parties thereto. The proceeds of the term loan facilities, together with other sources, were used to finance (1) the cash portion of the merger consideration paid to stockholders of Applied Biosystems, (2) costs and expenses related to the merger transactions, (3) the repayment of, and termination of all commitments to make extensions of credit under certain of the Company’s and Applied Biosystems’ existing indebtedness, which did not include the Company’s existing convertible notes and certain other indebtedness, and (4) the Company’s ongoing working capital and general corporate purposes after the merger. At the effective time of the merger, the Company borrowed the entire amount available under the term loan facilities. The Company’s $250.0 million syndicated secured credit facility entered into on January 9, 2006 with Bank of America N.A terminated in connection with the entry into the Company’s new credit facilities.

The credit agreement provides that loans under the credit facilities bear interest based on the LIBOR or, if the Company so elects, on Bank of America’s Base Rate. For the revolving credit facility and the term loan A, interest is computed based on the Company’s leverage ratio as shown below:

Pricing	Total Leverage			Revolving Credit
Level	Ratio	LIBOR Rate	Base Rate	Commitment Fee

1	≥ 3.0:1	LIBOR + 2.50%	Base Rate + 1.50%	0.500%
2	< 3.0:1 but ≥ 2.5:1	LIBOR+2.25%	Base Rate + 1.25%	0.375%
3	< 2.5:1 but ≥2.0:1	LIBOR+2.00%	Base Rate + 1.00%	0.375%
4	< 2.0:1	LIBOR+1.50%	Base Rate + 0.50%	0.250%

From the closing date, November 21, 2008, to the date on which the Administrative Agent receives a compliance certificate for the first fiscal quarter ending in 2009, the interst on the revolving credit facility and term loan A will be Pricing Level 1. Term loan B bears interest at LIBOR plus 3.00%, subject to a minimum LIBOR rate of 3.00% for the first three years after the closing date, or, if the Company so elects, at Base Rate plus 2.00%. In association with the term loan agreement, the Company is required to swap three years of $800.0 million in variable rate interest payments for fixed rate interest payments within 90 days of the signing of the agreement. Subsequent to

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2008, 2007 AND 2006

December 31, 2008 and within the 90 day window, the Company has entered into interest rate swaps to comply with this requirement.

The Company must repay 1.25% of the principal amount of the term loan A in each quarter of 2009, 2.5% in each quarter of 2010 and 2011, 3.75% in each quarter of 2012 and 15% in each quarter of 2012 with the final payment of all amounts outstanding under the term loan A facility, plus accrued interest, due on November 21, 2012. The Company must repay, in each quarter, beginning with the quarter ended December 31, 2008, 0.25% of the principal amount of the term loan B, with the final payment of the remaining term loan B due on November 21, 2015. The Company can prepay the term loans without penalty. The revolving credit facility will terminate and all amounts outstanding thereunder, plus accrued interest, will be due on November 21, 2013. During the year ended 2008, the Company repaid principal of zero and $2.5 million for term loan A and term loan B, respectively. Costs incurred to issue the debt under the credit facility totaled $43.5 million for term loan A, $41.0 million for term loan B, and $7.8 million for the Revolving Credit Facility. The Company amortized debt issuance costs of $0.8 million , $0.8 million, and $0.2 million for term loan A, term loan B, and the Revolving Credit Facility, respectively. As of December 31, 2008, the unamortized balances of the issuance costs were $42.6 million, $40.3 million, and $7.6 million for term loan A, term loan B, and the Revolving Credit Facility, respectively.

The Company’s credit agreement requires the loans to be prepaid with a portion of the net cash proceeds of non-ordinary course sales or other dispositions of property and assets and casualty proceeds, condemnation awards and certain other extraordinary receipts, subject to exceptions. The portion of such net cash proceeds to be applied to prepayments of loans will be determined based on our leverage ratio, with 100% to be applied if the leverage ratio is greater than or equal to 3.00x; 50% if the leverage ratio is less than 3.00x and greater than or equal to 2.50x; and 0% if the leverage ratio is less than 2.50x. Loans under the Company’s credit facilities will also be required to be prepaid with 100% of the net cash proceeds from the issuance or incurrence of new debt (other than certain debt permitted by the credit agreement). These mandatory prepayments will be applied to the repayment of the term facilities as the Company directs.

The credit agreement allows the Company to make certain investments and share repurchases, subject to restrictions based on leverage. If the Company’s leverage ratio is greater than or equal to 3.00x, the Company may spend up to $500.0 million annually on acquisitions and share repurchases in any fiscal year. If the Company’s leverage ratio less than 3.00x, there is no limit to investments in acquisitions. However, the Company’s maximum share repurchases will be $500.0 million in any fiscal year.

The credit agreement governing the Company’s new credit facilities contains financial maintenance covenants, including a maximum leverage ratio and minimum fixed charge coverage ratio. These financial maintenance covenants apply beginning with the fiscal quarter ending March 31, 2009. Initially, the Company’s leverage ratio cannot exceed 4.25x. This maximum leverage ratio reduces on a quarterly schedule to 3.75x by December 31, 2009 and to 3x by December 31, 2010. After December 31, 2010, the Company’s leverage ratio cannot exceed 3.00x. The Company will be also be required to maintain a fixed charge coverage ratio of at least 1.75x. The credit agreement also contains affirmative and negative covenants applicable to the Company’s and its subsidiaries, subject to materiality and other qualifications and exceptions.

Obligations under the Company’s credit agreement may be declared immediately due and payable upon the occurrence of certain events of default as defined in the credit agreement, including failure to pay any principal when due and payable, failure to pay interest within three business days after due, failure to comply with any covenant, representation or condition of any loan document or swap contract, any change of control, cross-defaults, and certain other events as set forth in the credit agreement, with grace periods in some cases.

The Company’s obligations under the credit facilities are guaranteed by each of the Company’s domestic subsidiaries and are collateralized by substantially all of the Company’s and its guarantor subsidiaries’ assets.

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2008, 2007 AND 2006

Secured Loan

At December 31, 2008 the Company holds $35.6 million in AAA rated auction rate securities. Beginning in February 2008, auctions failed for the Company’s holdings because sell orders exceeded buy orders. As a result of the failed auctions, the Company is holding illiquid securities because the funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. In August, 2008, UBS announced that it has agreed to a settlement in principle with the Securities and Exchange Commission (SEC) and other state regulatory agencies represented by North American Securities Administrators Association to restore liquidity to all remaining clients who hold auction rate securities. UBS committed to repurchase auction rate securities from their private clients at par beginning January 1, 2009. The Company intends to have this settlement between June 30, 2010 and July 2, 2012. Until UBS fully redeems the Company’s auction rate securities, UBS will loan to the Company at par without recourse with accrued interest charge at the same rate as the yields earned on the underlying securities that serve as collateral for the loan. For information on auction rate securities, see Note 1 of the Notes to Consolidated Financial Statements included in Item 8.

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

The terms of the 3 1/4% Notes require the Company to settle the par value of the 3 1/4% Notes in cash and deliver shares only for the excess, if any, of the conversion value (based on a conversion price of $49.13) over the par value.

In February 2004 and August 2003, the Company issued $450.0 million principal amount of 1 1/2% Convertible Senior Notes (the Old 1 1/2% Notes) due February 15, 2024 and $350.0 million principal amount of 2% Convertible Senior Notes (the Old 2% Notes) due August 1, 2023 to certain qualified institutional buyers, respectively. After expenses, the Company received net proceeds of $440.1 million and $340.7 million for the Old 1 1/2% Notes and Old 2% Notes, respectively. Interest on the Old Notes was payable semi-annually on February 15th and 1st and August 15th and 1st, for the Old 1 1/2% Notes and the Old 2% Notes, respectively. In addition to the coupon interest of 1 1/2% and 2%, additional interest of 0.35% of the market value of the Old Notes may have been required to be paid beginning February 15, 2012 and August 1, 2010, if the market value of the Old Notes during specified testing periods was 120% or more of the principle value, for the Old 1 1/2% Notes and the Old 2% Notes, respectively. This contingent interest feature was an embedded derivative with a de minimis value, to which no value had been assigned at issuance of either of the Old Notes or as of December 31, 2006 and 2005. The Old Notes were issued at

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2008, 2007 AND 2006

100% of principal value, and were convertible shares of common stock at the option of the holder, subject to certain conditions described below, at a price of $51.02 and $34.12 per share for the Old 1 1/2% Notes and Old 2% Notes, respectively. The Old Notes were to be redeemed, in whole or in part, at the Company’s option on or after February 15, 2012 (for the Old 1 1/2% Notes) and August 1, 2010 (for the Old 2% Notes) at 100% of the principal amount. In addition, the holders of the Old Notes may require the Company to repurchase all or a portion of the Old Notes for 100% of the principal amount, plus accrued interest, on three separate dates per their issuance agreement.

The Old Notes also contained restricted convertibility features that did not affect the conversion price of the notes but, instead, placed restrictions on the holder’s ability to convert their notes into shares of the Company’s common stock (conversion shares). Holders were able to convert their Old Notes into shares of the Company’s common stock prior to stated maturity.

During December 2004, the Company offered up to $350.0 million aggregate principal amount of 2% Convertible Senior Notes due 2023 (the New 2% Notes) in a non-cash exchange for any and all outstanding Old 2% Notes, that were validly tendered on that date. Approximately 98% or $342.4 million of the Old 2% Notes has been exchanged by their holders for New 2% Notes as of December 31, 2008.

During December 2004, the Company offered up to $450.0 million aggregate principal amount of 1 1/2% Convertible Senior Notes due 2024 (the New 1 1/2% Notes) in a non-cash exchange for any and all outstanding Old 1 1/2% Notes, that were validly tendered on that date. Approximately 99% or $446.1 million of the Old 1 1/2% Notes has been exchanged by their holders for New 1 1/2% Notes as of December 31, 2008.

The New 2% Notes and New 1 1/2% Notes (collectively the New Notes) carry the same rights and attributes as the Old 2% Notes and Old 1 1/2% Notes (collectively the Old Notes) except for the following: the terms of the New Notes require the Company to settle the par value of such notes in cash and deliver shares only for the excess, if any, of the notes’ conversion value (based on conversion prices of $34.12 and $51.02 for the New 2% Notes and New 1 1/2% Notes, respectively) over their par values. As such, EITF 90-19 and 04-8 required the Company to use the treasury stock equivalent method to calculate diluted earnings per share, as if the New Notes were outstanding since date of issuance, the date the Old Notes were issued.

Costs incurred to issue the convertible notes totaled $7.6 million for the 3 1/4% Notes, $9.3 million for the Old 1 1/2% Notes, and $9.3 million for the Old 2% Notes. Finance costs (excluding legal and accounting fees) incurred to conduct the exchange of the Old Notes totaled $1.8 million ($0.8 million related to the Old 2% Notes and $1.0 million related to the Old 1 1/2% Notes). These costs have been deferred and included in other assets in the Consolidated Balance Sheets and amortized over the terms of the respective debt using the effective interest method. At December 31, 2008 and 2007, the unamortized balances of the issuance costs were $22.6 million and $24.6 million, respectively.

In the event of a change of control of the Company, the holders of the 3 1/4% Notes, Old Notes and New Notes each have the right to require the Company to repurchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of the notes plus all accrued and unpaid interest.

6.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain equipment and office and manufacturing facilities under operating leases, which expire through December 2048. Certain rental commitments provide for escalating rental payments and certain commitments have renewal options extending through various years. Rent expense under operating leases was $24.4 million, $22.1 million and $19.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. Sublease income totaled $1.3 million, $2.2 million and $1.8 million for the years ending December 31, 2008, 2007 and 2006 respectively.

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2008, 2007 AND 2006

Future minimum lease commitments and sublease rentals for operating leases at December 31, 2008 are as follows:

	Lease	Sublease
(in thousands)	Commitments	Rentals	Net

Years Ending December 31,
2009	$50,989	$1,667	$49,322
2010	37,998	1,259	36,739
2011	28,001	619	27,382
2012	21,502	533	20,969
2013	16,741	—	16,741
Thereafter	99,691	—	99,691

	$254,922	$4,078	$250,844

The Company does not have any material remaining unfavorable lease liabilities from previous acquisitions.

Guarantees

There are three types of guarantees related to our business activities that are included in the scope of FASB Interpretation No. (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others which are leases with recourse provisions, the guarantee of pension benefits for a divested business, and product warranties.

Leases

We provide lease-financing options to our customers through third party financing companies. For some leases, the financing companies have recourse to us for any unpaid principal balance on default by the customer. The leases typically have terms of two to three years and are secured by the underlying instrument. In the event of default by a customer, we would repossess the underlying instrument. We record revenues from these transactions on the completion of installation and acceptance of products and maintain a reserve for estimated losses on all lease transactions with recourse provisions based on historical default rates and current economic conditions. At December 31, 2008, the financing companies’ outstanding balance of lease receivables with recourse to us was $5.5 million. We believe that we could recover the entire balance from the resale of the underlying instruments in the event of default by all customers.

Pension Benefits

As part of the Applied Biosystems’ divestiture of the Analytical Instruments business in fiscal 1999, the purchaser of the Analytical Instruments business is paying for the pension benefits for employees of a former German subsidiary. However, we guaranteed payment of these pension benefits should the purchaser fail to do so, as these payment obligations were not transferable to the buyer under German law. The guaranteed payment obligation, which approximated $49.5 million at December 31, 2008, is not expected to have a material adverse effect on the Consolidated Financial Statements.

Product Warranties

We accrue warranty costs for product sales at the time of shipment based on historical experience as well as anticipated product performance. Our product warranties extend over a specified period of time ranging up to two years from the date of sale depending on the product subject to warranty. The product warranty accrual covers parts and labor for repairs and replacements covered by our product warranties. We periodically review the adequacy of

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2008, 2007 AND 2006

our warranty reserve, and adjust, if necessary, the warranty percentage and accrual based on actual experience and estimated costs to be incurred. At December 31, 2008, outstanding balance of product warranties was $12.6 million.

The following table provides the analysis of the warranty reserve for the periods ended December 31:

(in thousands)	2008	2007

Beginning of year	$213	$125
Acquired from business combination	11,047	—
Accruals for warranties	3,124	88
Settlements made during the year	(2,026)	—
Currency translation	258	—

End of year	$12,616	$213

Indemnifications

In the normal course of business, we enter into some agreements under which we indemnify third parties for intellectual property infringement claims or claims arising from breaches of representations or warranties. In addition, from time to time, we provide indemnity protection to third parties for claims relating to past performance arising from undisclosed liabilities, product liabilities, environmental obligations, representations and warranties, and other claims. In these agreements, the scope and amount of remedy, or the period in which claims can be made, may be limited. It is not possible to determine the maximum potential amount of future payments, if any, due under these indemnities due to the conditional nature of the obligations and the unique facts and circumstances involved in each agreement. Historically, payments made related to these indemnifications have not been material to our consolidated financial position.

Licensing and Purchasing Agreements

The Company develops, manufactures and sells certain products under several licensing and purchasing agreements. The licensing agreements require royalty payments based upon various percentages of sales or profits from the products. Terms of the licensing agreements generally range from the remaining life of the patent up to twenty years and initial costs are amortized over periods from seven to ten years, not to exceed their terms, using various methods, including the straight-line method. Total royalty expense under these agreements was $38.6 million, $32.5 million and $27.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. The Company also has purchase agreements, which expire on various dates through 2013, under which it is obligated to purchase a minimum amount of raw materials and finished goods each year through the expiration of the contracts and certain capital expenditure commitments. Purchases under these contracts and capital commitments totaled $11.5 million in 2008, $15.0 million in 2007 and $3.3 million in 2006.

To maintain exclusivity, certain of the licensing agreements require guaranteed minimum annual royalty payments. Future minimum guaranteed royalties and unconditional purchase obligations at December 31, 2008 are as follows:

(in thousands)

Years Ending December 31,
2009	$60,511
2010	21,376
2011	3,382
2012	3,453
2013	2,056
Thereafter	3,342

$94,120

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2008, 2007 AND 2006

Letters of Credit

The Company had outstanding letters of credit totaling $39.2 million at December 31, 2008, of which $10.5 million was to support liabilities associated with the Company’s self-insured worker’s compensation programs, $4.8 million was to support its building lease requirements, $22.8 million was to support performance bond agreements, and $1.1 million was to support duty on imported products.

Executive Employment Agreements

The Company has employment contracts with key executives that provide for the continuation of salary if terminated for reasons other than cause, as defined in those agreements. At December 31, 2008, future employment contract commitments for such key executives were approximately $26.6 million. In certain circumstances, the employment agreements call for the acceleration of equity vesting. Those figures are not reflected in the above information.

Contingent Acquisition Obligations

As of December 31, 2008, pursuant to the purchase agreements for certain acquisitions, we could be required to make additional contingent cash payments of approximately $62.5 million based on the achievement of certain operating results of the acquired companies. Several purchase agreements do not limit the payments to a maximum amount, nor do they restrict the payments deadline.

None of the contingent payments were earned or paid for the achievement of operating results in 2008, and $2.0 million of contingent payments were earned and paid for the achievement of operating results in 2007. During the years ended December 31, 2008 and 2007, zero and $51.5 million, respectively, of contingent payments for operating results have expired. The payments have been accounted for as an addition to the purchase price of the acquired company in accordance with SFAS 141.

Environmental Liabilities

As a result of the merger with Applied Biosystems Inc., the Company assumed certain environmental exposures. At December 31, 2008, the environmental reserves, which are not discounted, were approximately $3.6 million, including current reserves of $3.4 million. In addition, some of the assumed environmental reserves are covered under insurance policies. At December 31, 2008, the Company also has receivables of approximately $1.6 million, including $1.4 million in short-term, for expected reimbursements under the insurance policies.

The Company assumed certain environmental exposures as a result of the merger with Dexter Corporation in 2000 and recorded reserves to cover estimated environmental clean-up costs. The environmental reserves, which are not discounted, were $6.7 million at December 31, 2008 and include current reserves of $0.8 million, which are estimated to be paid during the next year, and long-term reserves of $5.9 million. In addition, the Company has an insurance policy to cover certain assumed environmental exposures. Based upon currently available information, the Company believes that it has adequately provided for these environmental exposures and that the outcome of these matters will not have a material adverse effect on its consolidated results of operations.

Intellectual Properties

The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including protection of its owned and licensed intellectual property. The Company accrues for such contingencies when it is probable that a liability is incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. Specific contingent liabilities for royalty obligations related to acquired businesses have been recorded on the Company’s consolidated financial statements at December 31, 2008.

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2008, 2007 AND 2006

Litigation

The Company is subject to other potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted. These matters have arisen in the ordinary course and conduct of the Company’s business, as well as through acquisitions and some are expected to be covered, at least partly, by insurance. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters, which are pending or may be asserted, could be decided unfavorably to the Company. Although the amount of liability at December 31, 2008, with respect to these matters cannot be ascertained, the Company believes that any resulting liability should not materially affect the Company’s consolidated financial statements.

7.	INCOME TAXES

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows for the years ended December 31:

	2008	2007	2006

Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income tax	1.8	1.7	1.2
Foreign earnings taxed at non-U.S. rates	(11.2)	(7.4)	(11.1)
Repatriation of other foreign earnings, net of related benefits	39.1	(1.5)	4.3
Credits and incentives	(3.2)	(3.2)	(6.2)
In-process research and development	21.2	0.0	0.0
Non-deductible compensation & other adjustments	0.4	1.1	5.2
Other	(2.5)	1.4	(1.2)

Effective income tax rate	80.6%	27.1%	27.2%

Pretax income summarized by region for the years ended December 31 is as follows:

	2008	2007	2006
(in thousands)

United States	$1,180	$87,923	$25,500
Foreign	153,081	90,723	78,563

Total pretax income	$154,261	$178,646	$104,063

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2008, 2007 AND 2006

The income tax provision (benefit) consists of the following for the years ended December 31:

	2008	2007	2006
(in thousands)

Current:
Federal	$27,064	$48,820	$28,494
State	3,377	6,375	3,009
Foreign	37,458	18,361	24,501

Total current provision.	67,899	73,556	56,004

Deferred:
Federal	65,287	(20,524	(16,197)
State	847	(3,760)	(3,820)
Foreign	(9,734)	(905)	(7,683)

Total deferred provision	56,400	(25,189)	(27,700)

Total provision	$124,299	$48,367	$28,304

Significant components of the Company’s deferred tax assets and liabilities are composed of the following at December 31:

	2008	2007
(in thousands)

Deferred tax assets:
Tax loss and other carryforwards	$121,579	$55,402
Inventory adjustments	51,551	14,240
Accruals and reserves	124,077	30,515
Postretirement obligations	90,622	30,665
Fixed assets	17,588	8,297
Capitalized research and development	141,166	—
Other comprehensive income	—	4,076

Total gross deferred tax assets	546,583	143,195
Less valuation allowance	(65,896)	(39,152)

Total net deferred tax assets	480,687	104,043
Deferred tax liabilities:
Acquired intangibles	(957,624)	(52,178)
Unremitted earnings	(98,663)	—
Other comprehensive income	(28,151)	—
Convertible debt	(103,382)	(80,107)

Total deferred tax liabilities	(1,187,820)	(132,285)

Net deferred tax liabilities	$(707,133)	$(28,242)

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

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2008, 2007 AND 2006

FIN 48 also revises disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits. The provisions of this interpretation are required to be adopted for fiscal periods beginning after December 15, 2006. The Company adopted this provision beginning January 1, 2007. Net impact due to the adoption of FIN 48 was $1.5 million decrease to retained earnings.

The following table summarizes the activity related to our unrecognized tax benefits:

	2008	2007
(in thousands)

Gross unrecognized tax benefits at January 1	$27,784	$22,707
Increases in tax positions for prior years	26	1,509
Decreases in tax positions for prior years	(1,293)	(2,442)
Increases in tax positions for current year relating to ongoing operations	5,981	7,691
Decreases in tax positions for current year relating to acquisition	—	(1,681)
Increases in tax positions for current year relating to acquisition	46,200	—
Decreases in tax positions due to settlements with taxing authorities	(3,794)	—

Gross unrecognized tax benefits at December 31	$74,904	$27,784

When combined with interest and federal benefit when recognized, the $74.9 million of gross unrecognized tax benefits become $65.9 million in net unrecognized tax benefits, and of which, $62.4 million would reduce our income tax expense and effective tax rate, if recognized after the measurement period. In conjunction with the adoption of FIN 48, the Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2008, the total amount of accrued income tax-related interest and penalties included in the consolidated statement of operations was $3.2 million, and $4.2 million in the consolidated statement of financial position.

The Company is subject to routine compliance reviews on various tax matters around the world in the ordinary course of business. Currently, audits are occurring in China, Japan, Israel, Norway, Switzerland, United Kingdom, and the United States. The United States’ audit cycle for the consolidated income tax returns for the years ended 2006 and 2007 is expected to be completed in 2010. After the 2006-2007 audit cycle, the remaining year subject to federal examination is 2008.

While the Company has provided $98.6 million of taxes related to certain foreign unremitted earnings that are due to be repatriated to finance the AB merger, taxes on approximately $257.5 million of other undistributed earnings of foreign subsidiaries have not been provided for at December 31, 2008. The Company only remits current earnings that can be repatriated without a material impact on the provision for income taxes and are considered to be in excess of the reasonably anticipated working capital needs of the foreign subsidiaries. Any remaining undistributed earnings are considered permanently invested in the operations of such subsidiaries. It is not practical to determine the amount of income tax payable in the event we repatriated all undistributed foreign earnings.

On January 1, 2006 the Company adopted SFAS 123R. Under SFAS 123R all share-based compensation is required to be recognized as an expense, and the tax benefit associated with such compensation will continue to be credited to additional paid-in-capital, but only to the extent the tax benefits has not already been recognized in the Statement of Operations. The tax benefit associated with employee stock plans are estimated to reduce taxes payable by $2.4 million, $20.2 million and $3.1 million for 2008, 2007 and 2006, respectively. These benefits have been reflected as additional paid-in-capital in the accompanying Consolidated Statements of Stockholders’ Equity.

At December 31, 2008, the Company had $44.3 million and $12.2 million of federal and foreign net operating loss (NOL) carryforwards, respectively, that were obtained from acquired companies throughout the years. It is not more likely than not that the Company can fully realize certain states’ NOLs. There were also federal and state tax

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2008, 2007 AND 2006

credit carryforwards of $61.5 million. The federal and state NOL carryforwards begin to expire in 2019 and 2009, respectively. The tax credit carryforwards begin to expire in 2012.

The valuation allowance recorded against the Company’s deferred tax assets increased by $26.7 million in 2008. The increase is primarily due to operating losses and credit carryovers acquired by the Company through acquisitions completed through 2008.

The Company has a tax exemption grant for its manufacturing operations in Singapore, which expires in 2014. The tax benefit realized at the local statutory level in 2008 is $2.2 million; however, no benefit is being recognized currently at the consolidated level as the tax savings are offset by the taxes provided on foreign unremitted earnings discussed above.

8.	COMMON STOCK, PREFERRED STOCK AND PREFERRED STOCK PURCHASE RIGHTS PLAN

Common Stock Authorized Shares

The Company has authorized 400 million shares of common stock.

Preferred Stock Authorized Shares

The Company has authorized 6,405,884 shares of preferred stock of which no shares were outstanding at December 31, 2008 and 2007. Upon issuance, the Company has the ability to define the terms of the preferred shares, including voting rights, liquidation preferences, conversion and redemption provisions and dividend rates.

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

Stock Repurchase Program

In July 2007, the Board approved a program authorizing management to repurchase up to $500.0 million of common stock over the next three years. Under the 2007 plan, the Company repurchased 1.5 million shares at a total cost of approximately $135.0 million during the year ended December 31, 2007 and 1.2 million shares at a total cost of approximately $100.0 million during the year ended December 31, 2008. The cost of repurchased shares are included in treasury stock and reported as a reduction in stockholders’ equity.

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2008, 2007 AND 2006

9.	EMPLOYEE BENEFIT PLANS

401(k) Profit Sharing Plans

The Company’s 401(k) Savings and Investment Plan allows each eligible employee to voluntarily make pre-tax deferred salary contributions subject to regulatory and plan limitations. The Company may make matching contributions in amounts as determined by the Board of Directors. The Company made matching contributions of $5.1 million, $4.6 million and $4.7 million for the years ended December 31, 2008, 2007 and 2006, respectively, to this plan.

The Company assumed a 401(k) savings plan in conjunction with its acquisition of Applied Biosystems. The Applied Biosystems’ 401(k) plan covers domestic employees that were employed by Applied Biosystems prior to its acquisition by the Company and new hires of the Company that work for Applied Biosytems. The Applied Biosystems’ 401(k) plan is expected to be merged with the Company’s 401(k) Savings and Invesetment Plan to form a single benefit plan effective January 1, 2010. The plan offers a dollar-for-dollar matching of up to 6% salary contributions for participants. Contributions to this plan, net of plan forfeitures, were $0.9 million for the period ended December 31, 2008. Additionally, the Company recorded expenses for Applied Biosystems’ foreign defined contribution plans of $0.3 million for the period ended December 31, 2008.

Pension Plans

Effective December 31, 2006, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. Under SFAS No. 158, the Company is required to recognize the overfunded or underfunded status of a defined benefit pension and other postretirement plan as an asset or liability in its Consolidated Balance Sheets and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. SFAS No. 158 also requires the measurement of the funded status of a plan as of the date of its year-end statement of financial position. The Company’s existing policy required us to measure the funded status of our plans as of the balance sheet date; accordingly, the new measurement date requirements of SFAS No. 158 had no impact.

The Company assumed the Applied Biosystems’ qualified pension plans, non qualified supplemental benefit plans, and postretirement benefit plans in conjunction with its acquisition of Applied Biosystems. The pension plans cover a portion of former Applied Biosystems’ worldwide employees. Pension benefits earned are generally based on years of service and compensation during active employment. However, the level of benefits and terms of vesting may vary among plans. The Company determines the required funding of the pension plans in accordance with statutory funding requirements. The Company also sponsors nonqualified supplemental benefit plans for select U.S. employees in addition to our principal pension plan. These supplemental plans are unfunded, however, Applied Biosystems prior to its acquisition had established a rabbi trust, through which the assets may be used to pay non-qualified plan benefits. The rabbi trust assets are subject to the claims of the Company’s creditors in the event of the Company’s insolvency. The value of the assets held by these trusts, included in restricted cash on the Consolidated Balance Sheets, was $58.7 million at December 31, 2008. Plan participants are general creditors of the Company with respect to these benefits. The domestic pension plan covers U.S. employees hired by Applied Biosystems prior to July 1, 1999. The accrual of future service benefits for all participants was frozen as of June 30, 2004. Benefits earned under the plan will be paid out under existing plan provisions. The postretirement benefit plan is unfunded and provides healthcare and life insurance benefits to domestic employees who retire under the domestic pension plan provisions and satisfy certain service and age requirements. In addition, employees hired prior to January 1, 1993 also receive subsidized retirement medical benefits. Generally, medical coverage pays a stated percentage of most medical expenses, and in some cases, participants pay a co-payment. Benefits are reduced for any deductible and for payments made by Medicare or other group coverage. The Company shares the cost of providing these benefits with retirees. The Company provides some postemployment benefits to eligible former Applied Biosystems employees, which generally include severance and outplacement costs, disability, and

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2008, 2007 AND 2006

medical-related costs paid after employment but before retirement. The Company also provided a non-qualified deferred compensation plan in which certain executives elected to defer compensation to a future period. The Company holds assets and liabilities which correspond to this plan in the amount of $24.9 million, located on the Consolidated Balance Sheet in current assets and long term liabilities.

The Company also has a qualified pension plan (“defined benefit”) for substantially all United States employees that were employed by Life Technologies prior to its acquisition by the Company in September 2000. The Company’s policy is to deposit with an independent trustee amounts as are necessary on an actuarial basis to provide for benefits in accordance with the requirements of the Employee Retirement Income Security Act and any other applicable Federal laws and regulations. The U.S. pension plan provides benefits that are generally based upon a percentage of the employee’s highest average compensation in any consecutive five-year period in the ten years before retirement. The Company froze this plan effective December 31, 2001. The Company will continue to administer the plan but benefits will no longer accrue.

The Company also sponsors nonqualified supplementary retirement plans for certain former senior management of Life Technologies and Dexter, which were acquired in 2000. The Company has life insurance policies on the lives of participants designed to provide sufficient funds to recover all costs of the plans. In addition to the above plans, the Company sponsors nonqualified executive supplemental plans for certain former Dexter and Life Technologies senior managers that provide for a target benefit based upon a percentage of the average annual compensation during the highest five consecutive years of the last ten years before retirement, which benefit is then offset by other work related benefits payable to the participant. The Life Technologies plan is unfunded and funding for the Dexter plan is provided for through a VEBA Trust.

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

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2008, 2007 AND 2006

The funded status of the Company’s pension and postretirement plans and amounts recognized at December 31, 2008 and 2007 were as follows:

	Domestic Pension Plans		Foreign Pension Plans		Postretirement Plans
	2008	2007	2008	2007	2008	2007
(in thousands)

Change in Benefit Obligation:
Benefit obligation at beginning of year	$51,708	$52,628	$71,536	$67,717	$4,839	$5,702
Service cost	19	80	2,666	4,105	13	—
Interest cost	6,491	3,087	3,574	3,284	629	283
Plan participants’ contributions	—	—	40	421	312	134
Actuarial gain (loss)	49,277	(2,117)	(1,348)	(2,373)	6,396	(768)
Acquisition	585,449	—	38,709	—	55,851	—
Curtailment gain	—	—	—	(3,337)	—	—
Benefits paid	(5,567)	(1,970)	(3,893)	(50)	(1,242)	(512)
Settlements	—	—	(121)	(1,195)	—	—
Variable annuity unit value change	10,897	—	—	—	—	—
Other	—	—	(368)	—	73	—
Foreign currency exchange rate changes	—	—	(13,812)	2,964	—	—

Benefit obligation at end of year	698,274	51,708	96,983	71,536	66,871	4,839

Change in Plan Assets:
Fair value of plan assets at beginning of year	46,875	44,654	51,123	38,526	7,728	7,461
Actual return on plan assets	6,781	3,188	(2,290)	3,705	(2,363)	488
Acquisition	499,314	—	20,780	—	—	—
Employer contributions	995	1,003	8,750	7,990	492	—
Plan participants’ contributions	—	—	44	421	162	—
Benefits and administrative expenses paid	(5,567)	(1,970)	(3,810)	(50)	(871)	(221)
Settlements	—	—	(121)	(1,195)	—	—
Foreign currency exchange rate changes	—	—	(12,239)	1,726	—	—

Fair value of plan assets at end of year	548,398	46,875	62,237	51,123	5,148	7,728

Funded status	(149,876)	(4,833)	(34,746)	(20,413)	(61,723)	2,889
Unrecognized actuarial loss	67,861	7,995	7,563	9,913	16,325	7,566
Unrecognized prior service cost	—	—	—	—	1,247	1,486

Net amount recognized	$(82,015)	$3,162	(27,183)	(10,500)	(44,151)	11,941

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Other long term assets	$—	$4,425	$2,451	$—	$—	$2,889
Current liabilities	(42,629)	(938)	(416)	(73)	(5,588)	—
Noncurrent liabilities	(107,247)	(8,320)	(36,781)	(20,340)	(56,135)	—
Accumulated other comprehensive loss	67,861	7,995	7,563	9,913	17,572	9,052

Net amount recognized	$(82,015)	$3,162	(27,183)	(10,500)	(44,151)	11,941

Accumulated benefit obligation	$698,188	$51,708	$81,480	$64,542	$66,871	$4,839

Other changes in plan assets and benefit obligations recognized in other comprehensive income for the period ended December 31, 2008, amounts recognized in accumulated other comprehensive income at December 31, 2008

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2008, 2007 AND 2006

and the amounts in accumulated other comprehensive income expected to be amortized into fiscal year 2009, net periodic benefit expense are as follows:

	Domestic	Foreign	Postretirement
	Pension Plans	Pension Plans	Plans
(in thousands)

Actuarial losses	$60,084	$1,192	$9,356
Amortization of prior service cost	—	—	(239)
Amortization of losses	(218)	(231)	(597)
Effect of exchange rates	—	(3,311)	—

Total recognized in other comprehensive income	$59,866	$(2,350)	$8,520

Total recognized in net periodic pension cost	41	3,378	880

Total recognized in net periodic expense and other comprehensive income	$59,907	$1,028	$9,400

	Domestic	Foreign	Postretirement
	Pension Plans	Pension Plans	Plans
(in thousands)

Net actuarial loss	$67,861	$7,563	$16,325
Net prior service cost	—	—	1,247

Accumulated other comprehensive income	$67,861	$7,563	$17,572

	Domestic	Foreign	Postretirement
	Pension Plans	Pension Plans	Plans
(in thousands)

Net actuarial loss	$1,894	$204	$802
Net prior service cost	—	—	239

Amounts in accumulated other comprehensive income expected to be amortized into fiscal year 2009 net periodic benefit expense	$1,894	$204	$1,041

The weighted average assumptions used in accounting for the pension and postretirement plans for the years ended December 31, 2008 and 2007 are as follows:

	Domestic		Foreign		Postretirement
	Pension Plans		Pension Plans		Plans
	2008	2007	2008	2007	2008	2007

Discount rate to determine obligation	5.75%	6.25%	1.90-6.25%	2.00-5.50%	5.75%	6.00%
Discount rate to determine net benefit cost	6.25-7.00%	6.00%	2.00-6.20%	2.00-4.90%	6.00-7.00%	5.75%
Expected return on plan assets	7.00-8.00%	8.25%	3.00-6.10%	5.30-7.00%	7.00-8.00%	8.25%
Rate of compensation increase	—	—	1.75-4.44%	4.00-5.00%	—	—

The Company uses an actuarial measurement date of January 1 of the current year to determine pension and other postretirement benefit measurements as of December 31 of the current year. The discount rate is the estimated rate at which the obligation for pension benefits could effectively be settled. The expected return on plan assets reflects the average rate of earnings that the Company estimates will be generated on the assets of the plans. The rate of compensation increase reflects the Company’s best estimate of the future compensation levels of the individual employees covered by the plans. When calculating pension expense for 2008, the Company assumed that its plan’s assets would generate a long-term rate of return of 3.00%-8.00%.

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2008, 2007 AND 2006

Our asset investment goal is to achieve a long-term targeted rate of return consistent with the ongoing nature of the plan’s liabilities. The plan’s assets are invested so that the total portfolio risk exposure and risk-adjusted returns meet the plan’s long-term total return goal. Plan assets are invested using active and passive investment strategies and diversification that employ multiple investment funds. Funds cover a range of investment styles and approaches and are combined in a way to achieve a target allocation across capitalization and style biases (equities) and interest rate expectations (fixed income). The Company’s management monitors performance against benchmark indices. The plan’s investment policy prohibits the use of derivatives for speculative purposes. The assets of the plan are periodically rebalanced to remain within the desired target allocations. The expected rate of return on assets is determined based on the historical results of the portfolio, the expected investment mix of the plans’ assets, and estimates of future long-term investment returns, and takes into consideration of external actuarial advice.

Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement benefits plans. A one-percentage point change in weighted average assumed health care cost trend rates would have the following effects:

	1% increase	1% decrease
(in thousands)

Effect on interest cost plus service cost	$335	$(291)
Effect on postretirement benefit obligation	5,094	(4,486)

The weighted average assumed health care cost trend rates on the postretirement benefits plans at December 31, 2008 are as follows:

	Medical	Dental

Health care cost trend rate assumed for next year	8.80%	5.00%
Rate to which the cost trend rate is assumed to decline	6.00%	5.00%
Year that the rate reaches the ultimate trend rate	2015	—

The components of net periodic pension cost for the Company’s pension and postretirement plans for the years ended December 31 are as follows:

	Domestic Pension Plans
	2008	2007	2006
(in thousands)

Service cost	$19	$80	$79
Interest cost	6,491	3,087	3,024
Expected return on plan assets	(6,687)	(3,642)	(3,229)
Amortization of actuarial loss	218	362	821

Net periodic pension cost (income)	$41	$(113)	$695

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2008, 2007 AND 2006

	Foreign Pension Plans
	2008	2007	2006
(in thousands)

Service cost	$2,666	$4,105	$4,383
Interest cost	3,574	3,284	2,764
Expected return on plan assets	(3,105)	(2,684)	(2,488)
Amortization of actuarial loss	231	454	605
Amortization of transition obligation	1	—	—
Settlement cost	—	(167)	—
Curtailment credit	—	(491)	—
Special termination benefits and other	11	—	—

Net periodic pension cost	$3,378	$4,501	$5,264

	Postretirement Plans
	2008	2007	2006
(in thousands)

Service cost	$13	$—	$—
Interest cost	629	283	315
Expected return on plan assets	(598)	(597)	(558)
Amortization of prior service cost	239	239	239
Amortization of actuarial loss	597	598	683

Net periodic pension cost	$880	$523	$679

Our postretirement benefits are frozen plans. Net periodic pension income (cost) for this plan is included in general and administrative expense, in the Consolidated Statements of Operations.

The projected benefit obligations, accumulated benefit obligations and fair values of plan assets for the pension and postretirement plans with accumulated benefit obligations in excess of plan assets at December 31 were as follows:

	Domestic		Foreign		Postretirement
	Pension Plans		Pension Plans		Plans
	2008	2007	2008	2007	2008	2007
(in thousands)

Projected benefit obligation	$698,274	$9,258	$66,660	$70,911	$66,871	$—
Accumulated benefit obligation	698,188	9,258	60,793	63,917	66,871	—
Fair value of plan assets	548,398	—	33,142	50,499	5,148	—

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2008, 2007 AND 2006

The weighted average asset allocations at December 31, by asset category, for the Company’s domestic funded plans are as follows:

	Actual
	Domestic		Actual		Target	Target
	Pension		Postretirement		Domestic Pension	Postretirement
	Plans		Plans		Plans	Plans
	2008	2007	2008	2007	2008	2008

Equity securities	36%	59%	50%	58%	39-47%	60%
Debt securities	34%	32%	41%	33%	23-31%	30%
Real Estate	1%	9%	9%	9%	0%	10%
Global balanced strategies(*)	14%	—	—	—	12-18%	—
Hedge funds	14%	—	—	—	12-18%	—
Others	1%	—	—	—	0-10%	—

Total	100%	100%	100%	100%	100%	100%

*	Global balanced strategies are comprised of U.S. large capital equity securities, international developed equity securities, high grade U.S. and global bonds, cash and, to a limited extent, commodity funds. The investment managers for global balanced strategies can, at their discretion, allocate funds between these asset classes.

The weighted average asset allocations at December 31, by asset category, for the Company’s foreign funded plans are as follows:

	Actual		Target
	Foreign Pension Plans		Foreign Pension Plans
	2008	2007	2008

Equity securities	17%	42%	29%
Debt securities	70%	46%	55%
Real Estate	7%	2%	8%
Others	6%	10%	8%

Total	100%	100%	100%

We do not generally fund pension plans when our contributions would not be tax deductible. Based on the level of our contributions to the Applied Biosystems U.S. pension plan, which was assumed in conjunction with its merger of Applied Biosystems, Life Technologies Pension Plan and Dexter PRMB Plan during previous fiscal years, we do not expect to have to fund these pension plans in fiscal year 2009 in order to meet minimum statutory funding requirements.

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2008, 2007 AND 2006

Our estimated future employer contributions, gross expected benefit payments, and gross amount of annual Medicare Part D federal subsidy expected to be received at December 31, 2008, are as follows:

	Domestic	Foreign	Postretirement
(in thousands)	Pension Plans	Pension Plans	Plans

Employer Contributions 2009	$43,850	$7,720	$5,777

Expected Benefit Payments 2009	$87,170	$2,072	$7,387
2010	45,829	1,378	7,514
2011	46,575	3,386	7,484
2012	47,114	7,278	7,425
2013	47,643	3,891	7,389
2014 and thereafter	245,613	24,567	34,656

Expected Federal Subsidy Receipts
2009	$—	$—	$1,118
2010	—	—	1,159
2011	—	—	1,187
2012	—	—	1,200
2013	—	—	1,200
2014 and thereafter	—	—	5,675

Expected benefit payments for the domestic plan in 2009 are larger than traditionally expected due to the merger of Applied Biosystems and Life Technologies. Certain terminated employees are expected to take a lump sum benefit as permitted by the plan provision.

10.	EMPLOYEE STOCK PLANS

The Company has ten stock option plans:the 1995, 1997, 2000, 2001, 2002 and 2004 Life Technologies Corporation stock option plans, the 1996 and 1998 NOVEX Stock Option/Stock Issuance Plans, and the Life Technologies 1995 and 1997 Long-Term Incentive Plans. During 2004, the Company’s stockholders approved the 2004 Invitrogen Corporation Equity Incentive Plan (the 2004 Plan), which replaced the Company’s 1997, 2000, 2001 and 2002 stock option plans (collectively, the Prior Plans). Upon approval of the 2004 Plan, all Prior Plans were frozen and a total of 14.4 million shares of the Company’s common stock were reserved for granting of new awards under the 2004 Plan. The total shares reserved for issuance under the 2004 Plan includes all options and other awards that the Company has granted that are still outstanding under the Prior Plans as of December 31, 2008. Pursuant to an employment agreement entered in May 2003, the Company granted an option to purchase 1.4 million shares of the Company’s common stock to its Chief Executive Officer, which was granted outside any of the Company’s option plans discussed above.

The Company’s 2004 Plan permits the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and deferred stock awards of up to 30.0 million shares of stock. Shares of the Company’s common stock granted under the 2004 Plan in the form of stock options or stock appreciation rights are counted against the 2004 Plan share reserve on a one-for-one basis. Shares of the Company’s common stock granted under the 2004 Plan as an award other than as an option or as a stock appreciation right are counted against the 2004 Plan share reserve on a 1.6 shares for each share of common stock basis. Stock option awards are granted to eligible employees and directors at an exercise price equal to no less than the fair market value of such stock on the date of grant, generally vest over a period of time ranging up to four years, are exercisable in whole or in installments and expire ten years from the date of grant. Restricted stock awards and restricted stock units are granted to eligible employees and directors and represent rights to receive shares of common stock at a future date. In addition, the Company has a qualified employee stock purchase plan (“purchase rights”) whereby eligible employees may elect to withhold up to 15% of their compensation to purchase shares of the Company’s

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2008, 2007 AND 2006

stock on a quarterly basis at a discounted price equal to 85% of the lower of the employee’s offering price or the closing price of the stock on the date of purchase.

Upon the merger with Applied Biosystems, the Company assumed five stock plans: the Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan, the Applied Biosystems Group Amended and Restated 1993 Director Stock Purchase and Deferred Compensation Plan, the Perkin-Elmer Corporation 1997 Stock Incentive Plan, the Life Technologies Corporation Amended and Restated 1999 Stock Incentive Plan (the 1999 Plan), and the Life Technologies Incorporated Amended and Restated 1999 Employee Stock Purchase Plan (collectively, the Assumed Plans). Upon assumption of the 1999 Plan, all prior plans were frozen and a total of 6.6 million shares of the Company’s common stock were reserved for the granting of new awards under the 1999 Plan. The total shares reserved for issuance under the 1999 Plan includes all options and other awards that the Company has granted that are still outstanding under the Prior Plans as of December 31, 2008.

The Company’s 1999 Plan permits the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and deferred stock awards of up to 37 million shares of stock to legacy Applied Biosystems employees and new employees of the Company. Shares of the Company’s common stock granted under the 1999 Plan in any form are counted against the 1999 Plan share reserve on a one-for-one basis. Stock option awards are granted to eligible employees and directors at an exercise price equal to no less than the fair market value of such stock on the date of grant, generally vest over a period of time ranging up to four years, are exercisable in whole or in installments and expire ten years from the date of grant. Restricted stock awards and restricted stock units are granted to eligible employees and directors and represent rights to receive shares of common stock at a future date. In addition, the Company has a qualified employee stock purchase plan (“purchase rights”) whereby eligible legacy Applied Biosystems employees may elect to withhold up to 10% of their compensation to purchase shares of the Company’s stock on a quarterly basis at a discounted price equal to 85% of the lower of the employee’s offering price or the closing price of the stock on the date of purchase.

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

The expected term of share-based awards represents the weighted-average period the awards are expected to remain outstanding and is an input in the Black-Scholes model. In determining the expected term of options, the Company considered various factors including the vesting period of options granted, employees’ historical exercise and post-vesting employment termination behavior, expected volatility of the Company’s stock and aggregation by homogeneous employee groups. The Company used a combination of the historical volatility of its stock price and the implied volatility of market-traded options of the Company’s stock with terms of up to approximately two years to estimate the expected volatility assumption input to the Black-Scholes model in accordance with SFAS 123R and the SEC’s Staff Accounting Bulletin No. 107 (SAB 107). The Company’s decision to use a combination of historical and implied volatility was based upon the availability of actively traded options of its stock and its assessment that such a combination was more representative of future expected stock price trends. The expected dividend yield assumption is based on the Company’s expectation of future dividend payouts. The Company has never declared or paid any cash dividends on its common stock and currently do not anticipate paying such cash dividends, although Applied Biosystems historically declared and paid dividends prior to the merger. The Company currently anticipates that it will retain all of its future earnings for use in the development and expansion of its business, for debt repayment and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of the Company’s Board of Directors and will depend upon its results of operations, financial condition, tax laws and other factors as the Board of Directors, in its discretion, deems relevant. In

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2008, 2007 AND 2006

addition, the Company’s ability to pay dividends in the future may be restricted by the financial covenants of its credit agreement that was executed in November 2008 in connection with the merger with Applied Biosystems. The risk-free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected term of the share-based awards.

Stock Options and Purchase Rights

The underlying assumptions used to value employee stock options and purchase rights granted during the year ended December 31, 2008 were as follows:

	Year ended
	December 31,2008
	Options	Purchase Rights

Weighted average risk-free interest rate	2.5%	4.6%
Expected term of share-based awards	4.6 yrs	1.4 yrs
Expected stock price volatility	34.0%	32.3%
Expected dividend yield	0%	0%
Weighted average fair value of share-based awards granted	$11.41	$9.64

SFAS 123R requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow. Excess tax benefits of $18.5 million and $5.4 million were reported as net financing cash flows for the years ended December 31, 2008 and 2007, respectively.

The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes. The Company considered its historical experience of pre-vesting option forfeitures as the basis to arrive at its estimated pre-vesting option forfeiture rate of 6.1% per year at the year ended December 31, 2008. All option awards, including those with graded vesting, were valued as a single award with a single average expected term and are amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. At December 31, 2008, there was $68.0 million remaining in unrecognized compensation cost related to employee stock options (including stock options assumed in business combinations), which is expected to be recognized over a weighted average period of 1.8 years. No compensation cost was capitalized in inventory during the year ended December 31, 2008 as the amounts involved are not material.

Total share-based compensation expense for employee stock options and purchase rights for the years ended December 31, 2008 and 2007 is composed of the following:

	Year ended	Year ended
(in thousands, except per share amounts)	December 31, 2008	December 31, 2007

Cost of revenues	$4,037	$5,682
Sales and marketing	8,209	6,057
General and administrative	18,911	19,684
Research and development	3,729	4,089

Share-based compensation expense before taxes	34,886	35,512
Related income tax benefits	10,324	10,993

Share-based compensation expense, net of taxes	$24,562	$24,519

Net share-based compensation expense per common share:
Basic	$0.25	$0.26
Diluted	$0.24	$0.25

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2008, 2007 AND 2006

The total intrinsic value of options exercised was $13.5 million, $67.4 million, and $10.4 million during the years ended December 31, 2008, 2007 and 2006, respectively. Total cash received from the exercise of employee stock options and purchase rights was $32.0 million and $15.8 million, respectively, for the year ended December 31, 2008. The total fair value of shares vested during the current year was $29.0 million. A summary of employee stock option activity for the year ended December 31, 2008 is presented below:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Options	Price Per	Contractual	Value
	(in 000’s)	Share	Term	(in 000’s)

Outstanding at December 31, 2007	11,388	$31.76
Granted*	13,136	49.05
Exercised	(945)	30.93
Cancelled	(678)	26.54

Outstanding at December 31, 2008	22,901	$41.68	5.8	$150,096

Vested and exercisable at December 31, 2008*	15,913	$44.71		$108,714

*	Included 9,314 shares of fully vested AB options assumed as a result of the AB acquisition.

The Company has a qualified employee stock purchase plan (the 2004 Plan) whereby eligible employees may elect to withhold up to 15% of their compensation to purchase shares of the Company’s stock on a quarterly basis at a discounted price equal to 85% of the lower of the employee’s offering price or the closing price of the stock on the date of purchase. As a result of AB acquisition, the Company also has a qualified employee stock purchase plan (the 1999 Plan) whereby, effective from February 2009 offer period, eligible legacy AB employees may elect to withhold up to 10% of their compensation to purchase shares of the Company’s stock on a quarterly basis at a discounted price equal to 85% of the lower of the employee’s offering price or the closing price of the stock on the date of purchase. During the years ended December 31, 2008, 2007 and 2006, employees purchased 607,969, 441,922 and 521,812 shares at an average price of $25.18, $23.70 and $24.69 per share, respectively. As of December 31, 2008, there were 1,116,906 shares and 814,242 shares of the Company’s common stock reserved for future issuance under the 2004 Plan and the 1999 Plan, respectively.

Restricted Stock Units

Restricted stock units represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. There is no exercise price and no monetary payment is required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. Restricted stock units vest over one to five years. Compensation cost for these awards is based on the estimated fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. There were no pre-vesting forfeitures estimated for the year ended December 31, 2008. For the years ended December 31, 2008 and 2007, the Company recognized $12.0 million and $7.3 million, respectively, in share-based compensation cost related to these restricted stock unit awards. At December 31, 2008, there was $28.3 million remaining in unrecognized compensation cost related to these awards, which is expected to be recognized over a weighted average period of 1.8 years. The estimated amortization expense of the deferred compensation on the restricted stock unit awards as of December 31, 2008 is $14.2 million, $7.0 million, and $4.4 million for 2009, 2010 and 2011.

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2008, 2007 AND 2006

The weighted average grant date fair value of restricted stock units granted during the year ended December 31, 2008 was $28.64. A summary of restricted stock units activity for the year ended December 31, 2008 is presented below:

		Weighted
		Average	Aggregate
	Restricted Stock	Remaining	Intrinsic
	Units	Contractual	Value
	(in 000’s)	Term in Years	(in 000’s)

Outstanding at December 31, 2007	1,341
Granted	831
Exercised	(201)
Cancelled	(15)

Outstanding at December 31, 2008	1,956	8.78	$50,902

Vested at December 31, 2008	72		$1,876

Restricted Stock Awards

During 2004 and 2003, the Company issued 40,000 and 310,000 shares of restricted stock awards, respectively, with a weighted average grant date fair value of $36.38 for issuances during 2004 and $24.67 for issuances during 2003 to certain executive officers and key employees. The awards generally vest over four years. Compensation cost for these restricted stock awards is based on the estimated fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. Pre-vesting forfeitures were zero percent. For the year ended December 31, 2008, the Company recognized $0.1 million in share-based compensation cost related to these restricted stock awards. At December 31, 2008, there was no amount remaining in unrecognized compensation cost related to these awards. A summary of restricted stock awards activity for the year ended December 31, 2008 is presented below:

Weighted
	Restricted Stock	Average
	Awards	Grant Date Fair
	(in 000’s)	Value

Nonvested at December 31, 2007	20	$36.38
Granted	—	—
Vested	(20)	36.38
Cancelled	—	—

Nonvested at December 31, 2008	—	—

Deferred Stock Awards

The 2004 Plan also provides that certain participants who are executives or members of a select group of highly compensated employees may elect to receive, in lieu of payment in cash or stock of all or any portion of such participant’s cash and/or stock compensation, an award of deferred stock units. A participant electing to receive deferred stock units will be granted automatically, on the effective date of such deferral election, deferred stock unit award for a number of stock units equal to the amount of the deferred compensation divided by an amount equal to the fair market value of a share of the Company’s common stock on the date of grant. During the years ending December 31, 2008 and 2007, no participants participated in the program and therefore no shares were deferred under this plan. The 2004 Plan is authorized to grant up to 200,000 shares of common stock as deferred stock units.

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2008, 2007 AND 2006

11.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information for the years ended December 31, 2008, 2007, and 2006 is as follows:

(in thousands)	2008	2007	2006

Cash paid for interest	$37,936	$25,799	$24,623

Cash paid for income taxes	$44,161	$51,728	$77,144

12.	QUARTERLY FINANCIAL DATA (unaudited)

	First	Second	Third	Fourth
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

2008
Revenue	$350,218	$367,791	$361,396	$540,618
Gross profit	218,760	225,107	218,154	278,730
Income (loss) from continuing operations	58,370	53,225	25,228	(106,862)
Income from discontinued operations (net of tax)	1,358	—	—	—
Net income (loss)	$59,728	$53,225	$25,228	$(106,862)
Net income (loss) per common share continued operations
Basic	$0.63	$0.58	$0.27	$(0.89)
Diluted	$0.60	$0.55	$0.26	$(0.89)
Net income per common share discontinued operations
Basic	$0.01	$—	$—	$—
Diluted	$0.01	$—	$—	$—
Net income (loss) per common share
Basic	$0.64	$0.58	$0.27	$(0.89)
Diluted	$0.61	$0.55	$0.26	$(0.89)
2007
Revenue	$308,653	$321,690	$314,959	$336,445
Gross profit	171,334	175,542	174,790	194,221
Income from continuing operations	29,892	29,397	30,490	40,501
Income from discontinued operations (net of tax)	374	11,481	506	550
Net income	$30,266	$40,878	$30,996	$41,050
Net income per common share continued operations
Basic	$0.32	$0.32	$0.33	$0.43
Diluted	$0.31	$0.31	$0.32	$0.41
Net income per common share discontinued operations
Basic	$—	$0.12	$0.01	$0.01
Diluted	$—	$0.12	$0.01	$0.01
Net income per common share
Basic	$0.32	$0.44	$0.34	$0.44
Diluted	$0.31	$0.43	$0.33	$0.42

13.	RESTRUCTURING COSTS

On November 21, 2008, we completed the acquisition of Applied Biosystems Inc. (AB) pursuant to a merger agreement that was entered into on June 11, 2008. Our merger created a new company that combines both businesses into a global leader in biotechnology reagents and instrument systems dedicated to improving the human condition. In connection with the AB acquisition and also the desire to achieve synergies associated with economies

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2008, 2007 AND 2006

of scale, the Company initiated a restructuring plan to provide one-time personnel benefit costs, specifically severance and relocation costs to those employees whose employment positions would be eliminated and relocated, respectively. The restructuring plan also includes closure of certain leased facilities that will no longer be used in the Company’s operations. Since the AB acquisition was completed during the latter part of fourth quarter 2008, the Company currently continues to evaluate the restructuring plan and estimated one-time termination benefits and site closure costs, which the Company expects will be incurred through 2009. During the year ended December 31, 2008, $3.5 million of one-time personnel benefit costs were included in business consolidation costs in the Consolidated Statements of Operations. The Company records these restructuring costs in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities.

The following table summarizes the charges and spending relating to the restructuring plan:

	One-Time Personnel
(in thousands)	Benefit Costs	Total

Restructuring reserves as of December 31, 2007	$—	$—
Total expenses	3,537	3,537
Total amounts paid	(319)	(319)
Total other adjustment	—	—
Total foreign currency translation	—	—
Restructuring reserves as of December 31, 2008	$3,218	$3,218

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We are responsible for maintaining disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer) of disclosure controls and procedures as required by Rule 13a-15 under the Securities Exchange Act, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of December 31, 2008, the end of the fiscal year covered by this report. However, there is no assurance that our disclosure controls and procedures will operate effectively under all circumstances.

Changes in Internal Control over Financial Reporting. We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Life Technologies’ internal control over financial reporting is a process designed under the supervision of Life Technologies’ Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material adverse effect on our financial statements.

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer) of internal control over financial reporting as required by Rule 13a-15 under the Securities Exchange Act, we have not identified any changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of our 2008 fiscal year, that have or are reasonably likely to materially affect our internal control over financial reporting identified.

Management’s Report on Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of Life Technologies’ internal control over financial reporting as of December 31, 2008, the last day of the fiscal year covered by this report, based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management determined that Life Technologies maintained effective internal control over financial reporting as of December 31, 2008. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

On November 21, 2008, the Company completed the acquisition of Applied Biosystems, Inc. The 2008 consolidated financial statements of Applied Biosystems constituted $6,366.2 million of total assets as of December 31, 2008 and $186.8 million and $71.9 million of revenues and net loss, respectively, for the year ended December 31, 2008. We have not completed our evaluation of the design and operation of this consolidated subsidiary as of December 31, 2008 due to the timing of the completion of the transaction occurred and as allowed by Securities and Exchange Commission rules. We will complete such evaluation in fiscal year 2009.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of Life Technologies included in this Annual Report on Form 10-K, has issued an unqualified opinion on the effectiveness of Life Technologies’ internal control over financial reporting as of December 31, 2008. The report containing their opinion is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

To the Stockholders and the
Board of Directors of Life Technologies Corporation

We have audited Life Technologies Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Applied Biosystems, Inc., which is included in the 2008 consolidated financial statements of Life Technologies Corporation and constituted $6,366.2 million of total assets as of December 31, 2008 and $186.8 million and $71.9 million of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Applied Biosystems, Inc.

In our opinion, Life Technologies Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008, and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California
February 27, 2009

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Information required by this Item pursuant to Item 401 of Regulation S-K relating to our executive officers appears under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, which information is incorporated herein by reference.

Information required by this Item pursuant to Item 401 and Item 407 of Regulation S-K relating to our directors and committees of our board of directors is incorporated by reference to our definitive proxy statement for the 2009 Annual Meeting of Stockholders to be held April 30, 2009 filed with the SEC (the “Proxy Statement”) under the heading “Election of Directors.” Information about Section 16 reporting compliance is incorporated by reference to the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.” Information regarding our code of ethics, which we call our Protocol, is incorporated by reference to the Proxy Statement under the heading “The Life Technologies Protocol.” It is also available on our website at www.LifeTechnologies.com.

ITEM 11.	Executive Compensation

Information required by this Item pursuant to Item 402 of Regulation S-K relating to director and officer compensation will appear under the heading “Executive Compensation” in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be held April 30, 2009, which section is incorporated herein by reference. Information required by this Item pursuant to Item 407 of Regulation S-K relating to director and officer compensation will appear under the headings “Compensation Committee Interlocks” and “Compensation Committee Report” in our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be held April 30, 2009, which section is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item pursuant to Item 201(d) of Regulation S-K relating to securities authorized under equity plans and pursuant to Item 403 of Regulation S-K relating to beneficial ownership of the Registrant’s common stock is incorporated by reference to our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be held on April 30, 2009 under the heading “Stock Ownership.”

ITEM 13.	Certain Relationships and Related Party Transactions, and Director Independence

The information required by this Item is incorporated by reference to the Proxy Statement under the heading “Certain Relationships and Related Party Transactions.”

Information required by this Item pursuant to Item 404 of Regulation S-K relating to the independence of our directors will appear under the heading “Governance & Nominating Committee” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders to be held April 30, 2009, which section is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services

Information required by this Item pursuant to Item 9(e) of Schedule 14A relating to auditor fees is incorporated by reference to the definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be held April 30, 2009, under the heading “Principal Accounting Fees and Services.”

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)  1. Financial Statements

The following consolidated financial statements of Life Technologies Corporation are included in Item 8.

2.	Financial Statement Schedules: Schedule II—Valuation and Qualifying Accounts Financial statements and schedules other than those listed below in item (c) are omitted for reason that they are not applicable, are not required, or the information is included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

3.	List of exhibits filed with this Annual Report on Form 10-K: For a list of exhibits filed with this Form 10-K, refer to the exhibit index beginning on page 119.

(b)	Exhibits: For a list of exhibits filed with this Annual Report on Form 10-K, refer to the exhibit index beginning on page 119.

(c)	Financial Statement Schedules: Schedule II—Valuation and Qualifying Accounts (see next page).

Schedule II—Valuation and Qualifying Accounts

For the Years Ended December 31, 2008, 2007 and 2006

			Additions
		Net	Acquired
	Balance	Additions	(Excess Reserve		Foreign
	at	Charged	Reductions)		Currency	Balance at
	Beginning	(Credited)	from Business		Effect on	End of
(in thousands)	of Period	to Expense	Combinations	Deductions(1)	Translation	Period

Allowance for Doubtful Accounts
Year ended December 31, 2008	$8,211	$(182)	$9,035	$(2,283)	$(132)	$14,649
Year ended December 31, 2007	6,968	1,938	—	(918)	223	8,211
Year ended December 31, 2006	4,031	2,680	128	(509)	638	6,968
Allowance for Inventory Accounts
Year ended December 31, 2008	$45,978	$10,099	$49,659	$(8,249)	$(1,972)	$95,515
Year ended December 31, 2007	41,186	1,762	(1,151)	3,029	1,152	45,978
Year ended December 31, 2006	42,874	(1,774)	135	(1,011)	962	41,186
Accrued Restructuring
Year ended December 31, 2008	$11,151	$3,537	$68,962	$(14,551)	$—	$69,099
Year ended December 31, 2007	17,762	334	3,063	(10,095)	87	11,151
Year ended December 31, 2006	14,249	810	7,545	(4,925)	83	17,762
Accrued Claims and Assessments
Year ended December 31, 2008	$749	$335	$—	$(130)	$(90)	$864
Year ended December 31, 2007	—	—	781	(32)	—	749
Year ended December 31, 2006	—	—	—	—	—	—
Insurance, Environmental and
Divestiture Reserves
Year ended December 31, 2008	$8,788	$1,893	$3,560	$(993)	$—	$13,248
Year ended December 31, 2007	9,130	32	(333)	(41)	—	8,788
Year ended December 31, 2006	9,522	70	—	(462)	—	9,130
Product Warranty
Year ended December 31, 2008	$213	$3,124	$11,047	$(2,026)	$258	$12,616
Year ended December 31, 2007	125	88	—	—	—	213
Year ended December 31, 2006	125	—	—	—	—	125

(1)	Deductions for Allowance for Doubtful Accounts and Allowance for Inventory Accounts are for accounts receivable written off and disposal of obsolete inventory. Deductions for all other accounts are amounts paid in cash or reclassified to accounts payable or other accrued expenses.

Accrued restructuring costs are classified as follows at December 31:

(in thousands)
	2008	2007

Current portion	$69,099	$11,151

Total included above	$69,099	$11,151

Insurance, environmental and divestiture reserves are classified as follows at December 31:

(in thousands)
	2008	2007

Current portion	$4,135	$2,053
Long-term portion	9,113	6,735

Total included above	$13,248	$8,788

Net additions charged to expense for business integration costs reported in the Consolidated Statements of Operations are as follows for the year ended December 31:

(in thousands)
	2008	2007	2006

Business consolidation costs	$38,647	$5,635	$12,540

Total business consolidation costs	$38,647	$5,635	$12,540

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFE TECHNOLOGIES CORPORATION

Date: February 27, 2009	By:	/s/ Gregory T. Lucier
Gregory T. Lucier Chairman and Chief Executive Officer (Principal Executive Officer and Authorized Signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Gregory T. Lucier Gregory T. Lucier	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2009

/s/ David F. Hoffmeister David F. Hoffmeister	Chief Financial Officer (Principal Financial Officer)	February 27, 2009

/s/ Kelli A. Richard Kelli A. Richard	Vice President, Finance (Principal Accounting Officer)	February 27, 2009

/s/ George F. Adam, Jr. George F. Adam, Jr.	Director	February 27, 2009

/s/ Raymond V. Dittamore Raymond V. Dittamore	Director	February 27, 2009

/s/ Donald W. Grimm Donald W. Grimm	Director	February 27, 2009

/s/ Balakrishnan S. Iyer Balakrishnan S. Iyer	Director	February 27, 2009

/s/ Arnold J. Levine, Ph.D. Arnold J. Levine, Ph.D.	Director	February 27, 2009

/s/ William H. Longfield William H. Longfield	Director	February 27, 2009

/s/ Bradley G. Lorimier Bradley G. Lorimier	Director	February 27, 2009

/s/ Ronald A. Matricaria Ronald A. Matricaria	Director	February 27, 2009

SIGNATURE	TITLE	DATE

/s/ Per A. Peterson, Ph.D. Per A. Peterson, Ph.D.	Director	February 27, 2009

/s/ W. Ann Reynolds, Ph.D. W. Ann Reynolds, Ph.D.	Director	February 27, 2009

/s/ William S. Shanahan William S. Shanahan	Director	February 27, 2009

/s/ David C. U’prichard, Ph.D. David C. U’prichard, Ph.D.	Director	February 27, 2009

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

2.1	Agreement and Plan of Merger by and among Invitrogen Corporation, Atom Acquisition, LLC and Applera Corporation dated as of June 11, 2008.(1)
2.2	Amendment No. 1 to Agreement and Plan of Merger by and among Invitrogen Corporation, Atom acquisition, LLC and Applied Biosystems Inc., dated as of September 9, 2008.(2)
2.3	Amendment No. 2 to Agreement and Plan of Merger by and among Invitrogen Corporation, Atom acquisition, LLC and Applied Biosystems Inc., dated as of October 15, 2008.(3)
3.1	Restated Certificate of Incorporation of Life Technologies.
3.2	Third Amended and Restated Bylaws of Life Technologies.
4.1	Specimen Common Stock Certificate.(4)
4.2	2% Convertible Senior Notes Due 2023, Registration Rights Agreement, by and among Life Technologies and UBS Securities LLC and Credit Suisse First Boston LLC, as Initial Purchasers, dated August 1, 2003.(5)
4.3	Indenture, by and between Life Technologies and U.S. Bank National Association, dated August 1, 2003.(5)
4.4	1 1/2% Convertible Senior Notes Due 2024, Registration Rights Agreement, by and among Life Technologies and UBS Securities LLC and Bear Stearns & Co Inc., as Initial Purchasers, dated February 19, 2004.(6)
4.5	Indenture, by and between Life Technologies and U.S. Bank National Association, dated February 19, 2004.(6)
4.6	Indenture, by and between Life Technologies and U.S. Bank National Association, dated as of December 14, 2004.(7)
4.7	3.25% Convertible Senior Notes Due 2025, Registration Rights Agreement, by and among Life Technologies and UBS Securities LLC and Banc of America Securities LLC., as Initial Purchasers, dated June 20, 2005.(8)
4.8	3.25% Convertible Senior Notes Due 2025, Indenture, by and between Life Technologies and U.S. Bank National Association, dated June 20, 2005.(8)
10.1	Form of Indemnification Agreement for directors and executive officers.(9)
10.2	1997 Stock Option Plan, as amended, and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder.(9)(35)
10.3	1998 Employee Stock Purchase Plan and form of subscription agreement thereunder.(9)(35)
10.4	The Perkin-Elmer Corporation Supplemental Retirement Plan effective as of August 1, 1979, as amended through October 1, 1996.(10)(35)
10.5	Rights Agreement, by and between Invitrogen and Fleet National Bank Rights Agent, dated February 27, 2001.(11)
10.6	2000 Nonstatutory Stock Option Plan, as amended and restated on July 19, 2001.(12)(35)
10.7	Amended and Restated 401(k) Plan, effective as of January 1, 2002.(13)(35)
10.8	Deferred Compensation Plan, as amended and restated effective as of January 1, 2002.(14)(35)
10.9	NSO Agreement by and between Invitrogen Corporation and Gregory T. Lucier, dated as of May 30, 2003.(15)(35)
10.10	Employment Agreement by and between Invitrogen Corporation and Gregory T. Lucier, to be effective as of May 26, 2003.(16)(35)
10.11	Indemnification Agreement by and between Invitrogen Corporation and Gregory T. Lucier, dated as of May 26, 2003.(16)
10.12	Restricted Stock Agreement by and between Invitrogen Corporation and Nicholas Barthelemy, dated as of March 10, 2004.(6)(35)
10.13	Excess Benefit Plan, as amended and restated effective July 1, 2004.(17)(35)
10.14	Executive Health Plan.(18)(35)

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

10.15	Financial Planning Benefit Plan.(18)(35)
10.16	Supplemental Long Term Disability Plan.(18)(35)
10.17	Invitrogen Corporation Deferred Stock Unit Plan.(18)(35)
10.18	Employment Agreement by and between Invitrogen Corporation and David F. Hoffmeister, effective October 13, 2004.(19)(35)
10.19	Notice of Grant and Incentive Stock Option Agreement by and between Invitrogen Corporation and David F. Hoffmeister, effective October 13, 2004.(19)(35)
10.20	Notice of Grant and Nonstatutory Stock Option Agreement by and between Invitrogen Corporation and David F. Hoffmeister, effective October 13, 2004.(19)(35)
10.21	Notice of Grant and Restricted Stock Unit Agreement by and between Invitrogen Corporation and David F. Hoffmeister, dated 13, 2004.(19)(35)
10.22	Indemnification Agreement by and between Invitrogen Corporation and David F. Hoffmeister, dated as of October 13, 2004.(19)
10.23	Form of Director Stock Option Agreement pursuant to the Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan.(20)
10.24	Form of Director Stock Award Agreement pursuant to the Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan.(20)
10.25	Summary of Life Technologies Corporation Mid-Term Incentive Compensation Plan.(21)(35)
10.26	Form of Non-Employee Director Stock Option Agreement.(22)
10.27	Form of Non-Employee Director Restricted Stock Unit Agreement.(22)
10.28	Summary of Non-Employee Director Compensation Program.(22)
10.29	Form of Non-Qualified Stock Option Agreement for executive officers pursuant to The Perkin-Elmer Corporation 1997 Stock Incentive Plan.(23)
10.30	Form of Non-Qualified Stock Option Agreement for executive officers pursuant to the Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan.(23)
10.31	Form of Incentive Stock Option Agreement for executive officers pursuant to the Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan.(23)
10.32	Form of Restricted Stock Bonus Agreement for executive officers pursuant to the Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan.(23)
10.33	Letter Agreement by and between Invitrogen Corporation and Peter M. Leddy, effective July 5, 2005.(24)(35)
10.34	Change-in-Control Agreement by and between Invitrogen Corporation and Peter M. Leddy, dated as of July 5, 2005.(24)(35)
10.35	Indemnification Agreement by and between Invitrogen Corporation and Peter M. Leddy, dated as of July 5, 2005.(24)
10.36	Form of Restricted Stock Unit Award Agreement for awards to executive officers pursuant to the Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan relating to performance during the 2006 through 2009 fiscal years.(25)
10.37	Amendment, dated as of November 17, 2005, to the Deferred Compensation Plan.(25)
10.38	Form of Incentive Stock Option Agreement under 2004 Equity Incentive Plan.(26)(35)
10.39	Form of Nonstatutory Stock Option Agreement under 2004 Equity Incentive Plan.(26)(35)
10.40	Form of Restricted Stock Units Agreement under 2004 Equity Incentive Plan.(26)(35)
10.41	Form of Restricted Stock Unit Award Agreement for awards to executive officers pursuant to the Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan that vest based on performance.(27)

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

10.42	Form of Performance Share Award Agreement for executive officers pursuant to the Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan relating to performance during the 2007 through 2009 fiscal years.(28)
10.43	Supplemental Executive Retirement Plan effective as of December 31, 2005, as amended and restated as of August 28, 2006.(28)(35)
10.44	Form of Change-in-Control Agreement for executive officers employed between February 28, 2007 and September 1, 2008.(29)(35)
10.45	Form of Amended and Restated Change-in-Control Agreement for the Chief Executive Officer.(29)(35)
10.46	Form of Change-in-Control Agreement for executive officers employed on or before February 28, 2007.(29)(35)
10.47	Form of Non-Qualified Stock Option Agreement for executive officers pursuant to the Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan, as amended on October 19, 2006.(30)
10.48	Notice of Grant of Performance Shares.(31)(35)
10.49	Performance Share Award Agreement.(31)(35)
10.50	Commitment Letter dated as of June 11, 2008, among Bank of America, N.A., Banc of America Securities LLC, UBS Loan Finance LLC, UBS Securities LLC, Morgan Stanley Senior Funding Inc. and Invitrogen Corporation.(1)
10.51	Form of Change-in-Control Agreement for executive officers employed after September 1, 2008.(32)(35)
10.52	Credit Agreement, dated as of November 21, 2008, among Life Technologies Corporation, as the Borrower, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.(33)
10.53	Pledge Agreement, dated as of November 21, 2008, among Life Technologies, as the Guarantor, the guarantors from time to time party thereto, and Bank of America, N.A., as Collateral Agent.(33)
10.54	Security Agreement, dated as of November 21, 2008, among Life Technologies, as the Guarantor, the guarantors from time to time party thereto, and Bank of America, N.A., as Collateral Agent.(33)
10.55	Employment Agreement between Life Technologies Corporation and Mark P. Stevenson, dated November 20, 2008.(33)
10.56	Limited Waiver and Release of Rights to Terminate for Good Reason Under the Change-in-Control Agreement between Life Technologies Corporation and David F. Hoffmeister, dated November 21, 2008.(33)
10.57	Limited Waiver and Release of Rights to Terminate for Good Reason Under the Change-in-Control Agreement between Life Technologies Corporation and Peter M. Leddy, Ph.D, dated November 21, 2008.(33)
10.58	Limited Waiver and Release of Rights to Terminate for Good Reason Under the Change-in-Control Agreement between Life Technologies Corporation and Claude D. Benchimol, dated November 21, 2008.(33)
10.59	Limited Waiver and Release of Rights to Terminate for Good Reason Under the Change-in-Control Agreement between Life Technologies Corporation and Nicolas M. Barthelemy, dated November 21, 2008.(33)
10.60	Amendment to Change-in-Control Agreement between Life Technologies Corporation and David F. Hoffmeister, dated November 21, 2008.(33)(35)
10.61	Amendment to Change-in-Control Agreement between Life Technologies Corporation and Peter M. Leddy, Ph.D, dated November 21, 2008.(33)(35)

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

10.62	Amendment to Change-in-Control Agreement between Life Technologies Corporation and Claude D. Benchimol, dated November 21, 2008.(33)(35)
10.63	Amendment to Change-in-Control Agreement between Life Technologies Corporation and Nicolas M. Barthelemy, dated November 21, 2008.(33)(35)
10.64	Executive Officer Severance Plan and Summary Plan Description.(33)(35)
10.65	Agreement Regarding Chief Financial Officer Compensation.(33)(35)
10.66	Agreement Regarding Named Executive Officer Compensation.(33)(35)
10.67	Agreement Regarding Chief Executive Officer Compensation.(33)(35)
10.68	The Perkin-Elmer Corporation 1997 Stock Incentive Plan.(34)(35)
10.69	Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan, effective October 21, 2004.(34)(35)
10.70	Amended and Restated 1993 Director Stock Purchase and Deferred Compensation Plan.(34)(35)
10.71	PE Corporation/PE Biosystems Group 1999 Stock Incentive Plan.(34)(35)
10.72	Life Technologies Corporation Amended and Restated 1999 Stock Incentive Plan.(34)(35)
10.73	Life Technologies Corporation Amended and Restated 1999 Employee Stock Purchase Plan.(34)(35)
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Financial Officer

(1)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on June 16, 2008 (File No. 000-25317).

(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on September 10, 2008 (File No. 000-25317).

(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on October 15, 2008 (File No. 000-25317).

(4)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-68665).

(5)	Incorporated by reference to Registrant’s Registration Statement on Form S-3, filed on October 29, 2003. (File No. 333-110060).

(6)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2004 (File No. 000-25317).

(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004 (File No. 000-25317), as amended.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on June 24, 2005 (File No. 000-25317).

(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, filed on December 10, 1998 (File No. 333-68665).

(10)	Incorporated by reference to the Annual Report of Applied Biosystems Inc. on Form 10-K for the Year Ended June 30, 2000 (File No. 001-04389).

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 30, 2001 (File No. 000-25317).

(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2001 (File No. 000-25317).

(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2001 (File No. 000-25317), as amended.

(14)	Incorporated by reference to the Quarterly Report of Applied Biosystems Inc. on Form 10-Q for the Quarterly Period Ended December 31, 2001 (File No. 001-04389).

(15)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, filed on May 30, 2003 (File No. 333-105730).

(16)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2003 (File No. 000-25317).

(17)	Incorporated by reference to the Annual Report of Applied Biosystems Inc. on Form 10-K for the Year Ended June 30, 2004 (File No. 001-04389).

(18)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2004. (File No. 000-25317).

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 18, 2004 (File No. 000-25317).

(20)	Incorporated by reference to the Current Report of Applied Biosystems Inc. on Form 8-K, filed on October 27, 2004 (File No. 001-04389).

(21)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on January 31, 2005 (File No. 000-25317).

(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 14, 2005 (File No. 000-25317).

(23)	Incorporated by reference to Exhibit 10.4.2 to Annual Report of Applied Biosystems Inc. on Form 10-K for the Year Ended June 30, 2005 (File No. 001-04389).

(24)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 11, 2005 (File No. 000-25317).

(25)	Incorporated by reference to the Quarterly Report of Applied Biosystems Inc. on Form 10-Q for the Quarterly Period Ended December 31, 2005 (File No. 001-04389).

(26)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 27, 2006 (File No. 000-25317).

(27)	Incorporated by reference to the Annual Report of Applied Biosystems Inc. on Form 10-K for the Year Ended June 30, 2006 (File No. 001-04389).

(28)	Incorporated by reference to the Quarterly Report of Applied Biosystems Inc. on Form 10-Q for the Quarterly Period Ended September 30, 2006 (File No. 001-04389).

(29)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 2, 2007 (File No. 000-25317).

(30)	Incorporated by reference to the Quarterly Report of Applied Biosystems Inc. on Form 10-Q for the Quarterly Period Ended March 31, 2007 (File No. 001-04389).

(31)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on August 1, 2007 (File No. 000-25317).

(32)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 4, 2008 (File No. 000-25317).

(33)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 28, 2008 (File No. 000-25317).

(34)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, filed December 2, 2008 (File No. 333-155809).

(35)	Management contract or compensatory plan or arrangement.