Form 10-K/A
period 2008-12-31
Life Technologies Corp
filed 2009-03-11
CIK 1073431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ or No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ or No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ or No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008 was $3,616,442,556.
     The number of outstanding shares of the registrant’s common stock as of February 25, 2009 was 173,800,545.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
INDEX TO EXHIBITS
EX-3.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Explanatory Note
     Life Technologies Corporation, or the Company, is filing this Amendment No. 1 to its Annual Report on Form 10-K for the Company’s fiscal year ended December 31, 2008, or this Amendment, to correct Exhibit 3.2, an incorrect version of which was inadvertently filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009, or the Original Filing. As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the Company is also filing as exhibits to this Amendment the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.
     Except as described above, no changes have been made to the Original Filing, and this Amendment does not amend, update or change the financial statements or any other items or disclosures in the Original Filing. This Amendment does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(3)	The following exhibits are filed as part of this Form 10-K/A:

3.2	Third Amended and Restated Bylaws of Life Technologies Corporation
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Financial Officer

2

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFE TECHNOLOGIES CORPORATION
Date: March 10, 2009	By:	/s/ Gregory T. Lucier
Gregory T. Lucier
Chairman and Chief Executive Officer (Principal Executive Officer and Authorized Signatory)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Gregory T. Lucier Gregory T. Lucier	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2009

/s/ David F. Hoffmeister David F. Hoffmeister	Chief Financial Officer (Principal Financial Officer)	March 10, 2009

/s/ Kelli A. Richard Kelli A. Richard	Vice President, Finance (Principal Accounting Officer)	March 10, 2009

/s/ George F. Adam, Jr. George F. Adam, Jr.	Director	March 10, 2009

/s/ Raymond V. Dittamore Raymond V. Dittamore	Director	March 10, 2009

/s/ Donald W. Grimm Donald W. Grimm	Director	March 10, 2009

/s/ Balakrishnan S. Iyer Balakrishnan S. Iyer	Director	March 10, 2009

/s/ Arnold J. Levine, Ph.D Arnold J. Levine, Ph.D.	Director	March 10, 2009

/s/ William H. Longfield William H. Longfield	Director	March 10, 2009

/s/ Bradley G. Lorimier Bradley G. Lorimier	Director	March 10, 2009

/s/ Ronald A. Matricaria Ronald A. Matricaria	Director	March 10, 2009

/s/ Per A. Peterson, Ph.D. Per A. Peterson, M.D., Ph.D.	Director	March 10, 2009

/s/ W. Ann Reynolds, Ph.D. W. Ann Reynolds, Ph.D.	Director	March 10, 2009

/s/ William S. Shanahan William S. Shanahan	Director	March 10, 2009

/s/ David C. U’Prichard, Ph.D. David C. U’Prichard, Ph.D.	Director	March 10, 2009

3

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
3.2	Third Amended and Restated Bylaws of Life Technologies Corporation
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Financial Officer

4