Form 10-Q
period 2009-03-31
Life Technologies Corp
filed 2009-05-08
CIK 1073431

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ or No ☑
As of May 5, 2009, 174,673,012 shares of the Registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
LIFE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$347,687	$335,930
Short-term investments	7,679	—
Restricted cash and investments	109,951	112,387
Trade accounts receivable, net of allowance for doubtful accounts of $12,372 and $14,649, respectively	570,502	580,907
Inventories, net	376,760	420,029
Deferred income tax assets	18,471	25,563
Prepaid expenses and other current assets	123,729	137,355

Total current assets	1,554,779	1,612,171

Long-term investments (includes $35,600 and $35,600 measured at fair value, respectively)	484,183	490,853
Property and equipment, net	747,546	748,056
Goodwill	3,601,817	3,574,779
Intangible assets, net	2,234,895	2,291,767
Deferred income tax assets	21,249	—
Other assets	172,705	181,133

Total assets	$8,817,174	$8,898,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$97,500	$80,000
Accounts payable	205,778	204,279
Restructuring accrual	62,443	69,099
Deferred compensation and related benefits	190,522	231,851
Deferred revenues and reserves	100,441	81,166
Accrued expenses and other current liabilities	187,754	235,418
Accrued income taxes	44,568	105,429

Total current liabilities	889,006	1,007,242

Long-term debt	3,369,372	3,396,420
Pension liabilities	199,245	201,833
Deferred income tax liabilities	695,305	674,215
Income taxes payable	70,715	65,128
Other long-term obligations, deferred credits and reserves	100,234	97,383

Total liabilities	5,323,877	5,442,221

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock; $0.01 par value, 6,405,884 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value, 400,000,000 shares authorized; 190,099,386 and 189,629,084 shares issued, respectively	1,901	1,896
Additional paid-in-capital	4,530,771	4,508,259
Accumulated other comprehensive loss	(99,356)	(98,807)
Retained earnings	25,214	9,610
Less cost of treasury stock: 16,187,675 and 16,158,839 respectively	(965,233)	(964,420)

Total stockholders’ equity	3,493,297	3,456,538

Total liabilities and stockholders’ equity	$8,817,174	$8,898,759

See accompanying notes to unaudited consolidated financial statements.

LIFE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the three months
	ended March 31,
	2009	2008
	(Unaudited)
Revenues	$775,737	$350,218
Cost of revenues	320,159	114,555
Purchased intangibles amortization	70,892	16,903

Gross profit	384,686	218,760

Operating expenses:
Selling, general and administrative	241,095	113,733
Research and development	80,320	30,633
Business integration costs	27,398	501

Total operating expenses	348,813	144,867

Operating income	35,873	73,893

Other income (expense):
Interest income	1,416	8,924
Interest expense	(48,136)	(17,125)
Other income	206	1,794

Total other expense, net	(46,514)	(6,407)

Income (loss) from continuing operations, before provision for income taxes	(10,641)	67,486
Income tax benefit (provision)	26,245	(15,367)

Net income from continuing operations	15,604	52,119
Net income from discontinued operations, net of tax	—	1,358

Net income	$15,604	$53,477

Basic earnings per common share:
Net income from continuing operations	$0.09	$0.56
Net income from discontinued operations	—	0.01

Net income	$0.09	$0.57

Weighted average shares outstanding	173,713	92,868
Diluted earnings per common share:
Net income from continuing operations	$0.09	$0.53
Net income from discontinued operations	—	0.01

Net income	$0.09	$0.54

Weighted average shares outstanding	175,380	97,864
The accompanying notes are an integral part of these consolidated financial statements.

LIFE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the three months
	ended March 31,
	2009	2008
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,604	$53,477
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of businesses acquired and divested:
Depreciation	27,263	9,492
Amortization of intangible assets	73,587	16,903
Amortization of deferred debt issue costs	5,244	804
Amortization of purchased inventory adjustments	61,175	—
Amortization of purchased deferred revenue adjustments	13,162	—
Share-based compensation	13,474	11,474
Deferred income taxes	9,129	8,696
Loss on disposal of assets	1,109	338
Debt discount amortization	10,471	9,797
Other non-cash adjustments	(210)	644
Changes in operating assets and liabilities:
Trade accounts receivable	(9,884)	(4,088)
Inventories	(27,599)	(13,999)
Prepaid expenses and other current assets	23,381	(17)
Other assets	5,620	1,102
Accounts payable	(4,188)	(2,146)
Accrued expenses and other liabilities	(49,087)	(24,358)
Income taxes	(63,882)	(686)

Net cash provided by operating activities	104,369	67,433

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of available-for-sale securities	—	24,930
Purchases of available-for-sale securities	(3,424)	(2,769)
Net cash paid for business combinations	(17,322)	(58,741)
Net cash paid for asset purchases	(13,540)	—
Purchases of property and equipment	(26,045)	(11,478)

Net cash used in investing activities	(60,331)	(48,058)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term obligations	(20,000)	(116)
Purchase of treasury stock	(813)	(100,000)
Proceeds from issuance of common stock	7,515	12,421

Net cash used in financing activities	(13,298)	(87,695)
Effect of exchange rate changes on cash	(18,983)	7,609

Net increase (decrease) in cash and cash equivalents	11,757	(60,711)
Cash and cash equivalents, beginning of period	335,930	606,145

Cash and cash equivalents, end of period	$347,687	$545,434

See accompanying notes to unaudited consolidated financial statements.

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
Financial Statement Preparation
     The unaudited consolidated financial statements have been prepared by Life Technologies Corporation according to the rules and regulations of the Securities and Exchange Commission (SEC) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.
     In the opinion of management, the accompanying unaudited consolidated financial statements for the periods presented reflect all adjustments, which are normal and recurring, necessary to fairly state the financial position, results of operations and cash flows. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on March 2, 2009.
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
Reclassification
     The Company has reclassified the historically presented “sales and marketing” and “general and administrative” expense classifications on the Statement of Operations as one combined classification of “selling, general and administrative” costs as this reflects the underlying nature of the incurred costs.
     In connection with the acquisition of Applied Biosystems, Inc. (AB) and resulting reorganization, the Company has determined in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, to operate as one operating segment. The Company believes our chief operating decision maker (CODM) makes decisions based on the Company as a whole. In addition, the Company shares the common basis of organization, types of products and services which derive revenues and consistent product margins, and the economic environments. Accordingly, we believe it is appropriate to operate as one reporting segment. The Company will disclose the revenues for each of its internal divisions to allow the reader of the financial statements the ability to gain transparency into the operations of the Company in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We have restated historical divisional revenue information to conform to the current year presentation.
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
     Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur from the following items:
•	Convertible subordinated notes and contingently convertible notes where the effect of those securities is dilutive;

•	Dilutive stock options;

•	Dilutive restricted stock; and

•	Employee Stock Purchase Plan (ESPP)
     Computations for basic and diluted earnings per share are as follows:

	Net Income	Shares	Earnings
(in thousands, except per share data) (unaudited)	(Numerator)	(Denominator)	Per Share
Three Months Ended March 31, 2009
Basic earnings per share:
Net income from continuing operations	$15,604
Net income from discontinued operations, net of tax	—

Total basic earnings	$15,604	173,713	$0.09

Diluted earnings per share:
Dilutive stock options	—	1,290
ESPP	—	57
Dilutive restricted stock	—	320

Net income from continuing operations plus assumed conversions	15,604
Net income from discontinued operations, net of tax, plus assumed conversions	—

Total diluted earnings	$15,604	175,380	$0.09

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		17,803
3 1/4% Convertible Senior Notes due 2025		7,124
2% Convertible Senior Notes due 2023		10,258
1 1/2% Convertible Senior Notes due 2024		8,821

Three Months Ended March 31, 2008
Basic earnings per share:
Net income from continuing operations	$52,119
Net income from discontinued operations, net of tax	1,358

Total basic earnings	$53,477	92,868	$0.57

Diluted earnings per share:
Dilutive stock options	—	2,130
Dilutive restricted stock	—	376
Employee Stock Purchase Plan	—	36
2% Convertible Senior Notes due 2023	24	2,378
1 1/2% Convertible Senior Notes due 2024	10	76

Net income from continuing operations plus assumed conversions	$52,153
Net income from discontinued operations, net of tax, plus assumed conversions	1,358

Total diluted earnings	$53,511	97,864	$0.54

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		3,316
3 1/4% Convertible Senior Notes due 2025		7,124

Share-Based Compensation
     The Company has various stock plans in which share-based compensation has been made or will be made in future periods. Under these plans, the Company has the ability to grant stock options, restricted stock units and restricted stock awards. Stock option awards are granted to eligible employees and directors at an exercise price equal to no less than the fair market value of such stock on the date of grant, generally vest over a period of time ranging up to four years, are exercisable in whole or in installments and expire ten years from the date of grant. Restricted stock awards and restricted stock units are granted to eligible employees and directors and represent rights to receive shares of common stock at a future date.
     In addition, the Company has a qualified employee stock purchase plan (“purchase rights”) whereby eligible employees of Life Technologies (previously known as “Invitrogen Corporation”) may elect to withhold up to 15% of their compensation to purchase shares of the Company’s stock on a quarterly basis at a discounted price equal to 85% of the lower of the employee’s offering price or the closing price of the stock on the date of purchase. The Company also has a qualified employee stock purchase plan (“purchase rights”) whereby eligible legacy Applied Biosystems employees may elect to withhold up to 10% of their compensation to purchase shares of the Company’s stock on a quarterly basis at a discounted price equal to 85% of the lower of the employee’s offering price or the closing price of the stock on the date of purchase.
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
Stock Options and Purchase Rights
     The underlying assumptions used to value employee stock options and purchase rights granted during the three months ended March 31, 2009 and 2008 were as follows:

	Three months ended
	March 31,
(unaudited)	2009	2008
Stock Options
Weighted average risk free interest rate	1.68%	2.77%
Expected term of share-based awards	4.5yrs	5.0yrs
Expected stock price volatility	46%	28%
Expected dividend yield	0%	0%
Weighted average fair value of share-based awards granted	$11.39	$12.86
Purchase Rights
Weighted average risk free interest rate	1.61%	4.86%
Expected term of share-based awards	0.4yrs	1.4yrs
Expected stock price volatility	52%	32%
Expected dividend yield	0%	0%
Weighted average fair value of share-based awards granted	$7.87	$9.47

     The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes. The Company considered its historical experience of pre-vesting option forfeitures as the basis to arrive at its estimated annual pre-vesting option forfeiture rate of 6.5% and 9.0% per year for the three months ended March 31, 2009 and 2008, respectively. All option awards, including those with graded vesting, were valued as a single award with a single average expected term and are amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. At March 31, 2009, there was $64.2 million remaining in unrecognized compensation cost related to employee stock options (including stock options assumed in business combinations), which is expected to be recognized over a weighted average period of 1.8 years. No compensation cost was capitalized in inventory during the three months ended March 31, 2009 as the amounts involved were not material.
     Total share-based compensation expense for employee stock options (including stock options assumed in business combinations) and purchase rights for the three months ended March 31, 2009 and 2008 is comprised of the following:

	Three months ended
	March 31,
(in thousands, except per share amounts) (unaudited)	2009	2008
Cost of revenues	$913	$1,402
Selling, general and administrative	7,678	6,409
Research and development	1,304	1,016

Share-based compensation expense before taxes	9,895	8,827
Related income tax benefits	2,594	2,719

Share-based compensation expense, net of taxes	$7,301	$6,108

Net share-based compensation expense per common share:
Basic	$0.04	$0.07
Diluted	$0.04	$0.06
Restricted Stock Units
     Restricted stock units represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. An exercise price and monetary payment are not required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. Restricted stock units generally vest over two to three years. Compensation cost for these awards is based on the estimated fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. There were no pre-vesting forfeitures estimated for the three months ended March 31, 2009 and 2008. For the three months ended March 31, 2009 and 2008, the Company recognized $3.9 million and $1.3 million, respectively, in share-based compensation cost related to these restricted stock unit awards. At March 31, 2009, there was $43.2 million remaining in unrecognized compensation cost related to these awards, which is expected to be recognized over a weighted average period of two years. The weighted average fair value of restricted stock units granted during the three months ended March 31, 2009 and 2008 was $29.06 and $41.13, respectively.
Recent Accounting Pronouncements
     In December 2008, FASB Staff Position (FSP) No. FAS 132R-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, amends FASB Statement of Financial Accounting Standards (SFAS) No. 132R, Employers’ Disclosures about Postretirement Benefit Plan Assets, to provide for additional disclosure and documentation surrounding benefit plan assets and activities in annual disclosures. Adoption of this FSP is required for years ending after December 15, 2009. The Company does not believe this will have a material impact on the Company’s results from operations, however, the Company does believe it will significantly expand its annual pension disclosure requirements.
     In May 2008, FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) that significantly impacts the accounting for convertible debt. The FSP requires cash settled convertible debt, such as the Company’s $1,150.0 million aggregate principal amount of convertible notes that are currently outstanding, to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value is recorded as a debt discount and amortized to interest expense over the expected life of the bond, with the corresponding offset to additional paid in capital. Although FSP APB 14-1 has no impact on the Company’s actual past or future cash flows, it requires the Company to record a significant amount of non-cash interest expense as the debt discount is amortized. The Company adopted this FSP in the year beginning January 1, 2009. As a result, there was a material adverse impact on the results of operations and earnings per share upon retrospective adoption in both the current year and prior year results of operations. In addition, if our convertible debt is redeemed or converted prior to maturity, any unamortized debt discount would result in a loss on extinguishment. Refer to Note 4, “Long Term Debt”, for additional discussion related to the adoption of the FSP.

     In June 2008, the FASB ratified EITF 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, which addresses the accounting for certain instruments as derivatives under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The Company currently has outstanding convertible debt with embedded features which are considered indexed to the entity’s own stock and as a stand alone instrument would have been included in stockholders’ equity, and therefore subject to a scope exception in SFAS 133. Under this new pronouncement, specific guidance is provided regarding requirements for an entity to consider embedded features as indexed to the entity’s own stock. The Company adopted this standard in the current year beginning January 1, 2009, without material impact to the financial statements. The embedded features continue to be considered indexed to the Company’s own stock under this guidance, therefore, the adoption of EITF 07-5 did not have an impact on the Company’s financial results.
     In March 2008, FASB issued Statement of Financial Accounting Standard (SFAS) No. 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, which provides for additional disclosure and documentation surrounding derivative positions and hedging activity. The Company has adopted this guidance in the year beginning January 1, 2009 and has adjusted its disclosures accordingly.
     In December 2007, FASB issued Statement of Financial Accounting Standard (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, which impacts the accounting for noncontrolling interest in the consolidated financial statements of filers. The statement requires the reclassification of noncontrolling interest from the liabilities section or the mezzanine section between liabilities and equity to the equity section of the balance sheet. The statement also requires that the results from operations attributed to the noncontrolling interest to be disclosed separately from those of the parent, in addition to the change in accounting and reporting requirement for deconsolidated subsidiaries. The Company has adopted this guidance in the year beginning January 1, 2009 without material impact.
     In December 2007, FASB issued Statement of Financial Accounting Standard (SFAS) No. 141R, Business Combinations, which impacts the accounting for business combinations. The statement requires changes in the measurement of assets and liabilities required in favor of a fair value method consistent with the guidance provided in SFAS 157 (see below). Additionally, the statement requires a change in accounting for certain acquisition related expenses and business adjustments which no longer are considered part of the purchase price. Adoption of the statement will require prospective application for all acquisitions beginning with the date of adoption. Additionally, the statement changes the accounting for acquisition costs, restructuring costs, in process research and development and the resolution of certain acquired tax items. The Company has adopted SFAS No. 141R in the period beginning January 1, 2009. The adoption will have significant impacts for all business combinations in the current and future years.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company adopted this standard partially in 2008 for financial assets and liabilities due to the deferral period provided by FSP 157-2, Effective Date of SFAS 157. Subsequently, the Company adopted the standard for non-financial assets and liabilities in the year beginning January 1, 2009 without material impact.
2. Composition of Certain Financial Statement Items
Investments and Fair Value Measurements
     Investments consisted of the following:

	March 31,	December 31,
(in thousands)	2009	2008
	(unaudited)
Short-term
Bank deposits	$7,679	$—

Total short-term investments	7,679	—
Long-term
Auction rate securities	31,078	29,407
Put option	4,522	6,193
Equity securities	448,583	455,253

Total long-term investments	484,183	490,853

Total investments	$491,862	$490,853

     The Company adopted SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company adopted this standard partially in 2008 for financial assets and liabilities measured at fair value on a recurring basis due to the deferral period provided by FSP 157-2, Effective Date of SFAS 157. Subsequently, the Company adopted the standard for non-financial assets and liabilities measured at fair value on a nonrecurring basis in the current year. The framework requires for the valuation of assets and liabilities subject to fair value measurements using a three tiered approach. The statement requires fair value measurement be classified and disclosed in one of the following three categories:
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
     Assets and Liabilities Measured at Fair Value on a Recurring Basis
     The following table represents the financial instruments measured at fair value on a recurring basis on the financial statements of the Company subject to SFAS 157 and the valuation approach applied to each class of the financial instruments:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
	Balance at	Active Markets	Significant Other	Significant
(in thousands)(unaudited)	March 31,	for Identical Assets	Observable Inputs	Unobservable Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Bank time deposits	$7,679	$7,679	$—	$—
Money market funds	131,645	125,378	—	6,267
Deferred compensation plan assets	22,200	22,200	—	—
Assets-derivative forward exchange contracts	16,056	—	16,056	—
Auction rate securities	31,078	—	—	31,078
Put option	4,522	—	—	4,522

Total assets	$213,180	$155,257	$16,056	$41,867

Liabilities-derivative forward exchange contracts	32,415	—	32,415	—
Liabilities-derivative swap contracts	6,140	—	6,140	—

Total liabilities	$38,555	$—	$38,555	$—

     At March 31, 2009, the carrying value of the financial instruments measured and classified within Level 1 are based on quoted prices and marked to market. As of March 31, 2009 there are no unrealized gain or loss is recorded related to these investments.

     Exchange traded derivatives are valued using quoted market prices and classified within Level 1 of the fair value hierarchy. Level 2 derivatives include foreign currency forward contracts for which fair value is determined by using observable market spot rates and forward points adjusted by risk-adjusted discount rates. Level 2 derivatives also include interest rate swap agreements for which fair value is determined by using quoted active market prices adjusted by risk-adjusted discount rates. The risk-adjusted discount rate is derived by U.S. dollar zero coupon yield bonds for corresponding duration of the maturity of derivatives, then adjusted with a counter party default risk for the value of our derivative assets or our credit risk for the value of our derivative liabilities. Credit risk is derived by observable credit default swaps (CDS) spread. Because CDS spread information is not available for our Company, our credit risk is determined by analyzing CDS spreads of similar size public entities in the same industry with similar credit ratings. The value of our derivatives discounted by risk-adjusted discount rates represents the present value of amounts estimated to be received for the assets or paid to transfer the liabilities at the measurement date from a marketplace participant in settlement of these instruments.
     The valuation technique of money market funds based on Level 3 unobservable inputs consisted of recommended fair values provided by our broker combined with internal analysis of interest rate spreads and credit quality.
     The Company holds unsecured commercial paper within the Reserve Primary Money Market Fund (Fund) which is currently in orderly liquidation subject to the supervision of the Securities and Exchange Commission (SEC), estimated to be completed in next six months. The most recent net asset values (NAV) communicated by the Reserve Fund were $0.97 per share in February 2009, however, under the terms of the Plan of Liquidation adopted by the Reserve Fund, distributions are to be made up to the amount of a special reserve to cover the cost and possible liabilities associated with the liquidation. Consequently Fund distributions are currently being made at $0.92 per share. The Company recognized other-than-temporary impairment of $5.4 million in the first quarter of 2009, accordingly. Due to the Fund management’s expectations to liquidate at or above amortized cost, recent cash recoveries from the Fund, future expected proceeds and taking into consideration the short-term nature of the Fund’s weighted average maturity, management concluded that the last published NAV was a reasonable fair value, and what the Company expects to recover. The valuation of Reserve Primary Money Market Fund as of March 31, 2009 was included in other current assets in the Consolidated Balance Sheets.
     As of March 31, 2009, the Company holds $35.6 million in AAA rated auction rate securities with UBS Investment Bank. Auction rate securities are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7 to 35 days. The underlying assets of the auction rate securities we hold, including the securities for which auctions have failed, are student loans which are guaranteed by the U.S. government under the Federal Education Loan Program. Beginning in February 2008, auctions failed for the Company’s holdings because sell orders exceeded buy orders. As a result of the failed auctions, the Company is holding illiquid securities because the funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. In August 2008, UBS announced that it agreed to a settlement in principle with the Securities and Exchange Commission (SEC) and other state regulatory agencies represented by North American Securities Administrators Association to restore liquidity to all remaining clients who hold auction rate securities. UBS committed to repurchase auction rate securities from their private clients at par beginning January 1, 2009. The Company intends to have this settlement occur between June 30, 2010 and July 2, 2012. Until UBS fully redeems the Company’s auction rate securities, UBS has loaned the Company at par without recourse and with accrued interest charges at the same rate as the yields earned on the underlying securities that serve as collateral for the loan. Because the Company has a right to sell its auction rate securities to UBS, this right is considered to be a put option, however, this put option does not meet the definition of derivative under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as auction rate securities are not readily convertible to cash. Thus, this put option will not be subsequently adjusted to fair value each reporting period. To create accounting symmetry for the fair value movement between auction rate securities and the put option, the Company elected the fair value option for the put option in accordance with SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, upon the execution of the loan agreement with UBS on the election date in November 2008. In addition, the Company elected a transfer of auction rate securities from available-for-sale securities to trading securities in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, due to the nature of the current market conditions and the Company’s intended holding period.
     The Company anticipates that any future changes in the fair value of the put option will be offset by the changes in the underlying fair value of the related auction rate securities with no material net impact to the Consolidated Statements of Operations. This is further supported as the company has already been loaned the amount of the securities by UBS. The put option will continue to be measured at fair value utilizing Level 3 inputs until the earlier of its maturity or exercise. During the three months ended March 31, 2009, the Company did not recognize a net gain or loss related to the auction rate securities and the related put option. The fair market value of auction rate securities and the put option were $31.1 million and $4.5 million at March 31, 2009, and $29.4 million and $6.2 million at December 31, 2008, respectively, and are reflected in long term investments in the Consolidated Balance Sheets.

     For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the three months ended March 31, 2009 by investment type:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
			Money
	Auction Rate		Market
(in thousands)(unaudited)	Securities	Put Option	Funds	Total
Beginning balance at January 1, 2009	$29,407	$6,193	$18,260	$53,860
Transfers in to Level 3	—	—	—	—
Total realized/unrealized gains (losses)
Included in earnings	1,671	(1,671)	—	—
Revalued as part of Applied Biosystems merger	—	—	(5,358)	(5,358)
Purchases, issuances and settlements	—	—	(6,635)	(6,635)

Ending balance at March 31, 2009	$31,078	$4,522	$6,267	$41,867

Total amount of unrealized losses for the period included in other comprehensive loss attributable to the change in fair market value of related assets still held at the reporting date	$—	$—	$—	$—
     All realized gains or losses related to financial instruments whose fair value is determined based on Level 3 inputs are included in other income. All unrealized gains or losses related to financial instruments whose fair value is determined based on Level 3 inputs are included in other comprehensive income.
     Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
     The non-financial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. There were no non-financial assets and liabilities measured at fair value on a nonrecurring basis for the three months ended March 31, 2009.
     Derivative Financial Instruments
     Some of the Company’s reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in currency exchange rates from the point in which the transactions are originated until the settlement in cash. Both realized and unrealized gains or losses in the value of these receivables and payables are included in the determination of net income. Net currency exchange gains recognized on business transactions, net of hedging transactions, were $1.4 million and $2.2 million for the three months ended March 31, 2009 and March 31, 2008, respectively, and are included in other income in the Consolidated Statements of Operations. To manage the foreign currency exposure risk, we use derivatives for activities in entities which have receivables and payables denominated in a currency other than the entity’s functional currency. Realized and unrealized gains or losses on the value of financial contracts entered into to hedge the exchange rate exposure of these receivables and payables are also included in the determination of net income as they have not been designated for hedge accounting under SFAS 133, Accounting for Derivative Investments and Hedging Activities. These contracts, which settle April 2009 through August 2009, effectively fix the exchange rate at which these specific receivables and payables will be settled in, so that gains or losses on the forward contracts offset the gains or losses from changes in the value of the underlying receivables and payables. At March 31, 2009, the Company had $631.1 million in foreign currency forward contracts outstanding to hedge currency risk.
     The Company’s international operating units conduct business in, and have a functional currency that differs from the parent entity, and therefore, the ultimate conversion of these sales to cash in U.S. dollars is subject to fluctuations in foreign currency. The Company’s intent is to limit this exposure on the Company’s Consolidated Statement of Operations and Consolidated Statement of Cash Flows from changes in currency exchange rates through hedging. Upon entering derivative transactions, when the dollar strengthens significantly against foreign currencies, the decline in the US dollar value of future foreign currency revenue is offset by gains in the value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the opposite occurs. The Company’s currency exposures vary, but are primarily concentrated in the euro,

British pound sterling, Japanese yen and Canadian dollar. The Company uses foreign currency forward contracts to mitigate foreign currency risk on forecasted foreign currency sales which are expected to be settled within next twelve months. The change in fair value prior to their maturity is accounted for as cash flow hedges, and recorded in other comprehensive income, net of tax, in the Consolidated Balance Sheets according to SFAS 133. To the extent any portion of the forward contracts is determined to not be an effective hedge, the increase or decrease in value prior to the maturity was recorded in other income or expense in the Consolidated Statements of Operations. At March 31, 2009, the Company had $378.3 million in foreign currency forward contracts outstanding to hedge currency risk under SFAS 133. During the three months ended March 31, 2009, the Company did not have any material losses or gains related to the ineffective portion of its hedging instruments in other expense in the Consolidated Statements of Operations. No hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring. The Company continuously monitors the probability of forecasted transactions as part of the hedge effectiveness testing. The Company reclasses deferred gains or losses reported in accumulated other comprehensive income into revenue when the consolidated earnings are impacted, which for intercompany sales are when the inventory is sold to a third party. For intercompany sales hedging, the Company uses an inventory turnover ratio for each international operating unit to align the timing of a hedged item and a hedging instrument to impact the Consolidated Statements of Operations during the same reporting period. At March 31, 2009, the Company expects to recognize $6.2 million of net gains on derivative instruments currently classified under accumulated other comprehensive income to revenue offsetting the change in revenue due to foreign currency translation during the next twelve months.
     The Company entered into interest rate swap agreements that effectively convert variable rate interest payments to fixed rate interest payments for notional amount of $1,000.0 million in January 2009, which $300.0 million of swap payment arrangements expire in January of 2012 and $700.0 million of swap payment arrangements expire in January of 2013. The Company has entered into such swap arrangements to manage variability of cash flows and interest expense related to the interest payments on a portion of the Company’s term loan A facility of $1,400.0 million. The change in fair value prior to their maturity is accounted for as cash flow hedges, and recorded in other comprehensive income, net of tax, in the Consolidated Balance Sheets according to SFAS 133. To the extent any portion of the swap agreements is determined to not be an effective hedge, the increase or decrease in value prior to the maturity was recorded in other income or expense in the Consolidated Statements of Operations. During the three months ended March 31, 2009, there was no recognized gain or loss related to the ineffective portion of its hedging instruments in other expense in the Consolidated Statements of Operations. No hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring. The Company continuously monitors the underlying term loan principal balance as part of the hedge effectiveness testing.
     Our derivatives instruments have an element of risk in that the counterparties may be unable to meet the terms of the agreements. We attempt to minimize this risk by limiting the counterparties to a diverse group of highly-rated domestic and international financial institutions. In the event of non-performance by these counterparties, the asset position carrying values of our financial instruments represent the maximum amount of loss we could incur as of March 31, 2009. However, we do not expect to record any losses as a result of counterparty default in foreseeable future. We do not require and are not required to pledge collateral for these financial instruments. The Company does not use derivative financial instruments for speculation or trading purposes nor for activities other than risk management, and we are not a party to leveraged derivatives. In addition, we do not carry any master netting arrangements to mitigate the credit risk. The Company continually evaluates the costs and benefits of its hedging program.
     The following table summarizes the fair values of derivative instruments at March 31, 2009:

	Assets Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
(in thousands)(unaudited)	Location	Fair Value	Location	Fair Value
Derivatives designated as cash flow hedging under Statement 133
Forward exchange contracts	Other current assets	$14,128	Other current liabilities	$4,323
Interest rate swap contracts	Other assets	—	Other long-term obligations	6,140

Total		$14,128		$10,463
Derivatives not designated as hedging instruments under Statement 133
Forward exchange contracts	Other current assets	1,928	Other current liabilities	28,092
Total		1,928		28,092

Total Derivatives		$16,056		$38,555

     The following table summarizes the effect of derivative instruments on the Consolidated Statements of Operations for the three months ended March 31, 2009:

	Amount of	Location of			Amount of
	Gain/(Loss)	Gain/(Loss)	Amount of Gain/(Loss)	Location of	Gain/(Loss)
	Recognized in	Reclassified from	Reclassified from AOCI	Gain/(Loss)	recognized in
(in thousands)(unaudited)	OCI	AOCI into Income	into Income	Recognized in Income	Income
	Effective Portion			Ineffective Portion
Derivatives in Statement 133 cash flow hedging relationships
Foreign exchange contracts	$19,188	Revenue	$1,214	Other income/(expense)	$ *
Interest rate swap contracts	(3,742)	Interest expense	—	Other income/(expense)	—

Total Derivatives	$15,446		$1,214		$ *

	Location of Gain or (Loss)	Amount of Gain or (Loss)
(in thousands)(unaudited)	Recognized in Income	Recognized in Income
Derivatives Not Designated as Hedging Instruments under Statement 133
Forward exchange contracts	Other expense	$	*

Total Derivatives		$	*

*	De minimus amount recognized in the hedge relationship.
Inventories
     Inventories consisted of the following:

	March 31,	December 31,
(in thousands)	2009	2008
	(unaudited)
Raw materials and components	$100,642	$94,332
Work in process (materials, labor and overhead)	56,503	58,091
Finished goods (materials, labor and overhead)	218,042	204,858
Adjustment to write up acquired finished goods inventory to fair value	1,573	62,748

Total inventories	$376,760	$420,029

Property and Equipment
     Property and equipment consisted of the following:

	Estimated	March 31,	December 31,
(in thousands)	useful life	2009	2008
	(In years)	(unaudited)
Land	—	$126,277	$127,197
Building and improvements	1-50	362,425	363,385
Machinery and equipment	1-10	304,204	304,389
Internal use software	1-10	122,672	124,305
Construction in process	—	91,542	71,641

Total property and equipment		1,007,120	990,917
Accumulated depreciation and amortization		(259,574)	(242,861)
Total property and equipment, net		$747,546	$748,056

Goodwill and Other Intangible Assets
     The $27.0 million increase in goodwill on the consolidated balance sheet from December 31, 2008 to March 31, 2009 was the result of $22.7 million in additions and adjustments to goodwill related to the AB merger and $4.3 million in foreign currency translation adjustments.
     Intangible assets consisted of the following:

	March 31, 2009			December 31, 2008
	Weighted			Weighted
	average	Gross carrying	Accumulated	average	Gross carrying	Accumulated
(in thousands)	Life	amount	amortization	Life	amount	amortization
		(unaudited)
Amortized intangible assets:
Purchased technology	7 years	$1,068,766	$(629,521)	8 years	$1,056,395	$(605,864)
Purchased tradenames and trademarks	9 years	315,059	(63,132)	9 years	314,312	(55,174)
Purchased customer base	12 years	1,421,923	(78,157)	12 years	1,421,925	(48,344)
Other intellectual property	5 years	238,275	(45,769)	5 years	235,304	(34,238)

Total intangible assets		$3,044,023	$(816,579)		$3,027,936	$(743,620)

Intangible assets not subject to amortization:
Purchased tradenames and trademarks		$7,451			$7,451

     Amortization expense related to intangible assets for the three months ended March 31, 2009 and 2008 was $70.9 million and $16.9 million, respectively. Estimated aggregate amortization expense is expected to be $214.2 million for the remainder of fiscal year 2009. Estimated aggregate amortization expense for fiscal years 2010, 2011, 2012 and 2013 is $274.7 million, $266.1 million, $250.2 million and $238.1 million, respectively.
     In addition, the Company recorded $2.7 million and zero of amortization expense in “other income/(expense)” for the three months ended March 31, 2009 and 2008, respectively, in connection with its joint venture investment.
Comprehensive Income (Loss)
     Total comprehensive income consisted of the following:

	Three months ended
	March 31,
(in thousands, unaudited)	2009	2008
Net income, as reported	$15,604	$53,477
Unrealized loss on investments, net of related tax effects	—	(996)
Realized gain on hedging transactions, reclassed into earnings, net of related tax effects	(1,214)	—
Unrealized gain on hedging transactions, net of related tax effects	15,446	—
Foreign currency translation adjustment, net of related tax effects	(14,781)	50,736

Total comprehensive income	$15,055	$103,217

Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
(in thousands)	2009	2008
	(unaudited)
Accrued hedge liabilities	$32,415	$58,602
Accrued royalties	41,646	50,794
Accrued warranty	11,300	12,616
Accrued other	102,393	113,406

Total accrued expenses	$187,754	$235,418

3. Business Combinations and Consolidations Costs
Merger with Applied Biosystems, Inc.
     On November 21, 2008, the Company completed the merger with Applied Biosystems, Inc. (AB), formerly known as Applera Corporation, under which the Company acquired all outstanding shares of AB in a cash and stock transaction. AB is a global leader in the development and marketing of instrument-based systems, consumables, software, and services for academic research, the life science industry and commercial markets. AB commercializes innovative technology solutions for DNA, RNA, protein and small molecule analysis. Customers across the disciplines of academic and clinical research, pharmaceutical research and manufacturing, forensic DNA analysis, and agricultural biotechnology use AB’s tools and services to accelerate scientific discovery, improve processes related to drug discovery and development, detect potentially pathogenic microorganisms, and identify individuals based on DNA sources. AB has a comprehensive service and field applications support team for a global installed base of high-performance genetic and protein analysis solutions. The merger enabled the two companies to broaden their customer offering to include a full range of instruments, equipment, reagents, consumables and services.
     At the effective time of the merger, each outstanding share of AB stock was converted into the right to receive either a combination of cash and shares of Life Technologies common stock or all cash or all shares of Life Technologies common stock, in each case subject to the election and allocation procedures provided in the prospectus as selected by the shareholder. The consideration was based on the 20 day weighted average price of the Company immediately preceding the merger date. Based on the weighted average closing prior to the merger the ultimate consideration paid under Emerging Issues Task Force (EITF) abstract 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, the value was $22.25 per share with $1,800.0 million paid in stock and $3,229.2 million paid in cash and $23.8 million related to the exchange of AB stock options for Life Technologies stock options.
     Had the merger with AB been completed as of the beginning of 2008, the Company’s pro forma results for the three month ended March 31, 2008 would have been as follows:

(in thousands, except per share data)	2008
(unaudited)
Revenue	$770,375
Operating Income	109,490
Net Income	66,771
Earnings per Share:
Basic	$0.38
Diluted	$0.37
Basic Weighted Average Shares	173,668
Diluted Weighted Average Shares	178,664
     The primary adjustments relate to the purchase accounting impacts of the acquired intangible assets and increased debt associated with the merger. The above pro forma information was determined based on historical GAAP results adjusted for the purchase price allocation and estimated related changes in income associated with the merger with AB. Excluded from the pro forma results are purchase accounting adjustments related to in process research and development, the fair market value adjustment of inventory and deferred revenue as these adjustments do not reflect ongoing operations. Additionally, the Company excluded the impact of the expense associated with the acceleration of equity vesting and discontinuation of hedging relationships associated with the Applied Biosystems merger as these adjustments do not reflect ongoing operations as if the Companies merged on January 1, 2008.
     The Company is still finalizing the allocation of the purchase price. The Company expects to complete the allocation of purchase price during fiscal year 2009. The components of the preliminary purchase price allocation for AB as of March 31, 2009 are as follows:

Purchase Consideration:
(in thousands)
Fair value of common stock issued to AB Shareholders	$1,800,091
Fair value of Life Technologies options exchanged for AB options	23,773
Cash paid to AB shareholders	3,229,192
Transaction costs	38,847
Cash acquired	(529,181)

$4,562,722

Allocation of Purchase Price:
(in thousands)
Current assets	$900,216
Property, plant, and equipment	393,921
Acquired intangible assets	2,167,400
In-process research and development	65,400
Goodwill	2,471,331
Other assets	392,163
Liabilities assumed	(1,827,709)

$4,562,722

The acquired identified intangible assets with definite lives from the merger with AB are as follows:

Acquired Intangible Assets
(in thousands)
Customer relationships	$1,396,000
Purchased technology	342,700
Acquired tradenames	239,700
PCR royalty contracts	189,000

$2,167,400

     The weighted-average amortization periods for intangible assets with definite lives are: 12 years for customer relationships, 7 years for purchased technology, 9 years for tradenames and 5 years for acquired PCR Royalty contracts. The acquired purchase technology relates to Applied Biosystems Molecular Cell Biology business which includes the SOLiD high throughput instruments and consumables, genomic assays technology for both research and applied markets, functional analysis and the Proteomics and Small Molecule business which includes Mass Spectrometry. The acquired tradenames primarily relate to the acquired Applied Biosystems and Ambion tradenames.
     The Company has allocated $65.4 million of the purchase price in connection with the merger to purchased in-process research and development. This amount estimates the fair value of various acquired in-process projects that have not yet reached technological feasibility and do not have future alternative use as of the date of the merger. The in-process research and development is primarily related to the ongoing research projects which seek to enhance the Company’s current technology platform. The Company has included this allocated value into expense as a separate line item on the financial statements as of the date of the merger.
     The purchased price exceeded the value of acquired tangible and identifiable intangible assets, and therefore the Company has allocated $2,471.3 million to goodwill. Of this allocation of purchase price to goodwill, none is expected to be deductible for tax purposes. Included in the goodwill amount is $918.0 million related to deferred tax liabilities recorded as a result of the inability to deduct intangible amortization expense associated with the merger. The Company’s cost basis in the intangible assets is zero requiring an adjustment to the deferred tax liability to properly capture the Company’s ongoing tax rate. The remainder of the goodwill balance is related to estimated synergies in the purchase price and non-capitalizable intangible assets (i.e. employee workforce) acquired in association with the merger. The Company anticipates cost savings and revenue synergies as the result of the combination of the two businesses. The cost savings are expected to be driven by operating efficiencies and elimination of redundant positions as well as the elimination of duplicate facilities. Revenue synergies are expected to be driven by increased market presence and leveraging of the combination of reagent and instrument sales platforms.
     As part of the merger with AB, the Company acquired a joint venture, Applied Biosystems/MDS Analytical Technologies Instruments, of which the Company is a 50% owner. The Company accounts for its investment in the joint venture totaling $446.5 million using the equity method, consistent with the guidance in APB No. 18, The Equity Method of Accounting for Investments in Common Stock, based on the circumstances where the Company is unable to unilaterally influence the operating or financial decisions of the investee, shares in the risks and rewards of all related business activities and the joint venture is a stand alone legal entity. The Company accounts for the results of the joint venture in the Consolidated Statements of Operations in the “other income/(expense)” line. The Company accounts for non-operating and stand alone assets and liabilities, which includes goodwill and intangibles amounting to $443.1 million at March 31, 2009 (amount was $445.5 million at December 31, 2008 which has been reclassified to conform to current year presentation) associated with the acquisition, of the joint venture in the “long term investment” line in the Consolidated Balance Sheet. Due to the nature of the joint venture, with sales, distribution and service layered into the Company’s operations, operating assets and liabilities specifically related to the joint venture are commingled or inseparable. As a result, for operating assets and liabilities the Company records these assets in the functional operating asset and liability classifications which represent the underlying asset or liability and do not record these assets or liabilities in the “long term investment” account.
     The Company has undertaken restructuring activities in connection with the AB merger. These activities, which have been accounted for in accordance with Emerging Issues Task Force (EITF) Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, have primarily included one-time termination costs, specifically severance costs related to duplicative positions and change in control agreements, to mostly manufacturing, finance and research and development employees of AB. The restructuring plan does also include charges associated with closure of certain AB leased facilities and one-time relocation costs to AB employees, whose employment positions have been moved to another location. The Company expects that the restructuring plan will result in approximately $105.1 million in restructuring costs, of which approximately $99.2 million will be one-time termination costs, $3.0 million will be one-time relocation costs and $2.9 million will be site closure costs. In accordance with EITF Issue No. 95-3, the Company will finalize its restructuring plan no later than one year from the date of the AB merger. Upon finalization of the restructuring plan for less than the expected amount, any excess reserves are reversed with a corresponding decrease in goodwill. If the finalization of the restructuring plan exceeds the expected amount, any additional costs will be recorded in business consolidation costs in the Consolidated Statements of Operations.

     The following table summarizes the restructuring activity in connection with the AB merger for the period ended March 31, 2009, as well as the remaining restructuring accrual in the Consolidated Balance Sheets at March 31, 2009:

	One-Time	One-Time
	Termination	Relocation
(in thousands) (unaudited)	Costs	Costs	Total
Restructuring accrual at December 31, 2008	$65,502	$379	$65,881
Additional costs recorded to goodwill	5,702	338	6,040
Amounts paid	(14,938)	(22)	(14,960)
Foreign currency translation	(94)	—	(94)

Restructuring accrual at March 31, 2009	$56,172	$695	$56,867

Business Consolidation Costs
     The Company continues to integrate recent and pending acquisitions into its operations and recorded approximately $27.4 million and $0.5 million for the three months ended March 31, 2009 and 2008, respectively, related to these efforts. Expenses for the three months ended March 31, 2009 related primarily to integration and restructuring efforts currently underway related to the AB merger, as well as severance and other costs associated with previous acquisitions and consolidations. For details on the restructuring plan, refer to Note 10 “Restructuring Costs”.
4. Long-Term Debt
     Long-term debt consisted of the following:

	March 31,	December 31,
(in thousands)	2009	2008
	(unaudited)
3 1/4% Convertible Senior Notes (principal due 2025), net of unamortized discount	$330,160	$328,114
1 1/2% Convertible Senior Notes (principal due 2024), net of unamortized discount	396,238	391,924
2% Convertible Senior Notes (principal due 2023), net of unamortized discount	326,866	322,774
Term Loan A (principal due 2013)	1,382,500	1,400,000
Term Loan B (principal due 2015)	995,000	997,500
Secured Loan (principal due 2010)	35,600	35,600
Capital leases	508	508

Total debt	3,466,872	3,476,420
Less current portion	(97,500)	(80,000)

Total long-term debt	$3,369,372	$3,396,420

     In November 2008, the Company entered into $2,650.0 million of credit facilities consisting of a revolving credit facility of $250.0 million, a term loan A facility of $1,400.0 million, and a term loan B facility of $1,000.0 million. The credit agreement governing the Company’s new credit facilities contains financial maintenance covenants, including a maximum leverage ratio and minimum fixed charge coverage ratio.
     For the revolving credit facility and the term loan A, interest is computed based on the Company’s leverage ratio as shown below:

Pricing	Total Leverage			Revolving Credit
Level	Ratio	LIBOR Rate	Base Rate	Commitment Fee
1	> 3.0:1	LIBOR + 2.50%	Base Rate + 1.50%	0.500%
2	< 3.0:1 but > 2.5:1	LIBOR+2.25%	Base Rate + 1.25%	0.375%
3	< 2.5:1 but > 2.0:1	LIBOR+2.00%	Base Rate + 1.00%	0.375%
4	< 2.0:1	LIBOR+1.50%	Base Rate + 0.50%	0.250%

     For the period ended March 31, 2009, the interest on the revolving credit facility and the term loan A was at Pricing Level 1, which was LIBOR plus 2.50%, and the term loan B was at the Base Rate plus 2.00%. As a result, the Company recognized interest expense, net of hedging transactions, of $13.3 million and $12.9 million for term loan A and term loan B, respectively, for the three months ended March 31, 2009. In association with the term loan agreement, the Company entered into swap agreements for $1,000.0 million that convert variable rate interest payments to fixed rate interest payments. For further discussion on the Company’s interest rate swap, refer to Note 2 of the Notes to Consolidated Financial Statements. The Company made principal payments of $17.5 million and $2.5 million for term loan A and term loan B, respectively, for the three months ended March 31, 2009.
     Effective January 1, 2009, the Company adopted the provisions of FSP APB14-1 Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement) with the retrospective application for our outstanding $1,150 million of Convertible Senior Notes, consisting of $350.0 million related to the 2% Converitible Senior Note (2023 Note), $450.0 million related to the 1 1/2% Convertible Senior Note (2024 Note) and $350.0 million related to the 3 1/4% Convertible Senior Note (2025 Note). Upon adoption of FSP APB14-1, the Company recognized the carrying amount of $100.0 million, $129.8 million, and $47.6 million for the equity components of the 2023, 2024 and 2025 Notes, respectively, with a deferred tax impacts of $39.1 million, $50.7 million and $18.6 million for the 2023, 2024 and 2025 Notes, respectively, and a liability component classified in long term debt of $250.0 million, $320.2 million and $302.4 million for the 2023, 2024 and 2025 Notes, respectively.
     As of March 31, 2009, the net carrying amount of debt was $1,053.3 million, of which $326.9 million, $396.2 million and $330.2 million pertained to the 2023, 2024 and 2025 Notes, respectively. Additionally at March 31, 2009 is an unamortized debt discount of $23.1 million, $53.8 million and $19.8 million for the 2023, 2024 and 2025 Notes, respectively, which is expected to be recognized over a weighted average period of 2.4 years. The Company recognized total interest cost of $16.7 million and $16.1 million for the three months ended March 31, 2009 and 2008, respectively, based on the effective interest rates of 7.21%, 6.10% and 5.95% for the 2023, 2024 and 2025 Notes, respectively. The interest expense consisted of $6.3 million and $6.3 million of contractual interest coupon and $10.4 million and $9.8 million of amortization of the discount on the liability component for the three months ended March 31, 2009 and 2008, respectively.
     In conjunction with the adoption of FSP APB14-1, the Company applied the guidance to the Company’s debt issuance costs. As a result, the Company allocated the underlying issuance costs associated with the Convertible Senior Notes to equity in the same ratio as when determining the appropriate debt discount. The Company allocated $6.9 million to equity with a deferred tax impact of $2.7 million, and reduced the amount of the debt issuance costs by $6.9 million. Due to the required retrospective application, the Company allocated $5.0 million as a reduction to retained earnings.
5. Lines of Credit
     In November 2008, the Company entered into a revolving credit facility of $250.0 million (the Revolving Credit Facility) with Bank of America, N.A. Interest rates on outstanding borrowings are determined by reference to LIBOR or to an alternate base rate, with margins determined based on changes in the Company’s leverage ratio. Under the credit agreement governing the Company’s new credit facilities, the Company has the right to make up to three requests to increase the aggregate commitments under the revolving credit facility and/or term loan facilities in an aggregate principal amount for all such requests of up to $500.0 million, provided certain conditions are met. The Revolving Credit Facility contains various representations, warranties and affirmative, negative and financial covenants and conditions of default customary for financings of this type. The Company currently anticipates using the proceeds of the Revolving Credit Facility for the purpose of general working capital and capital expenditures and/or other capital needs as they may arise. As of March 31, 2009, the Company has issued $13.2 million in letters of credit under the revolving credit facility, and accordingly, the remaining available credit is $236.8 million.
     At March 31, 2009, the Company’s foreign subsidiaries in China, Japan, and India had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The credit facilities bear interest at a fixed rate, the respective bank’s prime rate, the Japan TIBOR rate, and the Mizuho prime rate. The U.S. dollar equivalent of these facilities totaled $12.7 million, none of which was outstanding at March 31, 2009. Additionally, the Company’s Japan subsidiary has an outstanding letter of credit with a U.S. dollar equivalent of $1.0 million at March 31, 2009 to support its import duty.
     The weighted average interest rate of the Company’s total lines of credit was 3.68% at March 31, 2009.

6. Commitments and Contingencies
Letters of Credit
     The Company had outstanding letters of credit totaling $40.3 million at March 31, 2009, of which $10.5 million was to support liabilities associated with the Company’s self-insured worker’s compensation programs, $6.0 million was to support its building lease requirements, $22.8 million was to support performance bond agreements, and $1.0 million was to support duty on imported products.
Executive Employment Agreements
     The Company has employment contracts with key executives that provide for the continuation of salary if terminated for reasons other than cause, as defined in those agreements. At March 31, 2009, future employment contract commitments for such key executives were approximately $28.4 million for the remainder of fiscal year 2009.
Contingent Acquisition Obligations
     As a result of prior year acquisitions, the Company may have payment obligations based on percentages of future sales of certain products and services through 2010; however, such amount could not be reasonably estimated as of March 31, 2009. Several of the purchase agreements the Company has entered into do not limit the payments to a maximum amount, nor do they restrict the payments deadline. In addition, cash payments of approximately $56.6 million may be required of the Company based upon the achievement of certain technological and patent milestones through 2013. The Company will account for any such contingent payments as an addition to the purchase price of the acquired company in accordance with SFAS 141. For the three months ended March 31, 2009, none of the contingent payments have been earned or paid.
Environmental Liabilities
     As a result of the merger with Applied Biosystems Inc., the Company assumed certain environmental exposures. At March 31, 2009, the environmental reserves, which are not discounted, were approximately $2.7 million, including current reserves of $2.5 million. In addition, some of the assumed environmental reserves are covered under insurance policies. At March 31, 2009, the Company also has receivables of approximately $1.2 million, of which $1.0 million is included in short-term assets, for expected reimbursements under the insurance policies.
     The Company assumed certain environmental exposures as a result of the merger with Dexter Corporation in 2000 and recorded reserves to cover estimated environmental clean-up costs. The environmental reserves, which are not discounted, were $6.8 million at March 31, 2009, and include current reserves of $0.8 million, which are estimated to be paid during this fiscal year, and long-term reserves of $6.0 million. In addition, the Company has an insurance policy to cover these assumed environmental exposures. Based upon currently available information, the Company believes that it has adequately provided for these environmental exposures and that the outcome of these matters will not have a material adverse effect on its consolidated results of operations.
Intellectual Properties
     The Company is subject to potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted. These matters have arisen in the ordinary course and conduct of the Company’s business, as well as through acquisitions, and some are expected to be covered, at least partly, by insurance. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters that are pending or may be asserted could be decided unfavorably to the Company. Although the amount of liability at March 31, 2009 with respect to these matters cannot be ascertained, the Company believes that any resulting liability should not materially affect its consolidated financial statements.
Litigation
     The Company is subject to potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted. These matters have arisen in the ordinary course and conduct of the Company’s business, as well as through acquisitions, and some are expected to be covered, at least partly, by insurance. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters that are pending or may be asserted could be decided unfavorably to the Company. Although the amount of liability at March 31, 2009 with respect to these matters cannot be ascertained, the Company believes that any resulting liability should not materially affect its consolidated financial statements.

Indemnifications
     In the normal course of business, we enter into agreements under which we indemnify third parties for intellectual property infringement claims or claims arising from breaches of representations or warranties. In addition, from time to time, we provide indemnity protection to third parties for claims relating to past performance arising from undisclosed liabilities, product liabilities, environmental obligations, representations and warranties, and other claims. In these agreements, the scope and amount of remedy, or the period in which claims can be made, may be limited. It is not possible to determine the maximum potential amount of future payments, if any, due under these indemnities due to the conditional nature of the obligations and the unique facts and circumstances involved in each agreement. Historically, payments made related to these indemnifications have not been material to our consolidated financial position.
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
Leases
     We provide lease-financing options to our customers through third party financing companies. For some leases, the financing companies have recourse to the Company for any unpaid principal balance on default by the customer. The leases typically have terms of two to three years and are secured by the underlying instrument. In the event of default by a customer, we would repossess the underlying instrument and reimburse the financing company to the extent of the recourse provisions. We record revenues from these transactions on the completion of installation and acceptance of products and maintain a reserve for estimated losses on all lease transactions with recourse provisions based on historical default rates and current economic conditions. At March 31, 2009, the financing companies’ outstanding balance of lease receivables with recourse to us was $5.9 million. We believe that we could recover the entire balance from the resale of the underlying instruments in the event of default by all customers subject to recourse provisions.
Pension Benefits
     As part of the Applied Biosystems’ divestiture of the Analytical Instruments business in fiscal 1999, the purchaser of the Analytical Instruments business is paying for the pension benefits for employees of a former German subsidiary. However, we guaranteed payment of these pension benefits should the purchaser fail to do so, as these payment obligations were not transferable to the buyer under German law. The guaranteed payment obligation, which approximated $46.7 million at March 31, 2009, is not expected to have a material adverse effect on the Consolidated Financial Statements.
Product Warranties
     We accrue warranty costs for product sales at the time of shipment based on historical experience as well as anticipated product performance. Our product warranties extend over a specified period of time ranging up to two years from the date of sale depending on the product subject to warranty. The product warranty accrual covers parts and labor for repairs and replacements covered by our product warranties. We periodically review the adequacy of our warranty reserve, and adjust, if necessary, the warranty percentage and accrual based on actual experience and estimated costs to be incurred. At March 31, 2009 and December 31, 2008, the outstanding balance of product warranties was $11.3 million and $12.6 million, respectively.
     The following table provides the analysis of the warranty reserve for the three months ended March 31, 2009 and 2008:

(in thousands) (unaudited)	2009	2008
Balance at January 1	$12,616	$213
Accruals for warranties	2,526	—
Settlements made during the year	(3,512)	—
Currency translation	(330)	—

Balance at March 31	$11,300	$213

7.      Pension Plans and Postretirement Health and Benefit Program
          The Company has several defined benefit pension plans covering its U.S. employees and employees in several foreign countries.
          The components of net periodic pension cost or (benefit) for the Company’s pension plans and postretirement benefits plans for the three months ended March 31, 2009 and 2008 were as follows:

			Postretirement
	Domestic Plans		Plans
(in thousands) (unaudited)	2009	2008	2009	2008
Service cost	$75	$20	$53	$—
Interest cost	9,115	771	921	71
Expected return on plan assets	(8,858)	(911)	(149)	(149)
Amortization of prior service cost	—	—	60	60
Amortization of actuarial loss	59	91	149	149

Net periodic pension cost (benefit)	$391	$(29)	$1,034	$131

	Foreign Plans
(in thousands) (unaudited)	2009	2008
Service cost	$1,146	$583
Interest cost	1,161	905
Expected return on plan assets	(851)	(805)
Amortization of actuarial loss	64	62

Net periodic pension cost	$1,520	$745

8.      Income Taxes
          Income taxes are determined using an estimated annual effective tax rate applied against income, and then adjusted for the tax benefits of certain significant and discrete items. For the three months ended March 31, 2009, the Company treated the release of a $25 million valuation allowance relating to a capital loss carry forward as a discrete item for which the tax effect was recognized separately from the application of the estimated annual effective tax rate. Excluding the impact of the release of the valuation allowance, the effective tax rate is 11.8%.
          In accordance with FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), the Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.
          The Company is subject to routine compliance reviews on various tax matters around the world in the ordinary course of business. Currently, income tax audits are in Canada, China, Japan, Israel, Norway, Switzerland, United Kingdom, and the United States.
9.      Stock Repurchase Program
          In July 2007, the Board of Directors of the Company (Board) approved a program authorizing management to repurchase up to $500.0 million of common stock over the next three years, of which $265.0 million remains open and available for purchase at March 31, 2009. Under this plan, the Company repurchased an additional 1.2 million shares at a total cost of approximately $100.0 million during the year ended December 31, 2008. The cost of repurchased shares are included in treasury stock and reported as a reduction in stockholders’ equity. The amount of stock the Company is able to repurchase is limited by the covenants of the new debt financing associated with the Applied Biosystems merger.

10.    Restructuring Costs
          In November 2008, the Company completed the merger with Applied Biosystems to form a company that combines both businesses into a global leader in biotechnology reagents and instrument systems dedicated to improving the human condition. In connection with the merger and also the desire to achieve synergies associated with economies of scale, the Company initiated a restructuring plan to provide one-time termination costs, specifically severance and retention bonuses, to those employees whose employment positions would be eliminated and one-time relocation costs to those employees whose employment positions would be relocated. The restructuring plan also includes closure of certain leased facilities that will no longer be used in the Company’s operations. The costs included in this restructuring plan relate to facilities and employees existing at the Company prior to the merger with Applied Biosystems. We estimate the total restructuring expenses to be incurred in connection with the restructuring plan will be approximately $22.5 million. Of this total, approximately $18.1 million relates to one-time termination costs and $3.9 million relates to one-time relocation costs. The remaining $0.5 million relates to site closures. We anticipate that we will incur these restructuring expenses through 2010. The Company also has a restructuring plan associated with the acquisition of AB, which is disclosed under Note 3 “Business Combination’s and Consolidation Costs”.
          During the three months ended March 31, 2009, $1.8 million of one-time termination costs and $1.7 million of one-time relocation costs were included in business consolidation costs in the Consolidated Statements of Operations in accordance with Statement of Financial Accounting Standards (SFAS) 146, Accounting for Costs Associated with Exit or Disposal Activities.
          The following table summarizes the charges and spending relating to the restructuring plan:

	One-Time		One-Time
	Termination	Site Closure	Relocation
(in thousands) (unaudited)	Costs	Costs	Costs	Total
Restructuring reserves as of December 31, 2008	$3,218	$—	$—	$3,218
Charged to expenses	1,780	38	1,683	3,501
Amounts paid	(1,140)	—	(3)	(1,143)

Restructuring reserves as of March 31, 2009	$3,858	$38	$1,680	$5,576

Cumulative amount incurred to date	$5,317	$38	$1,683	$7,038

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this report and the Consolidated Financial Statements and Notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2008.
Forward-looking Statements
          Some of the statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the Federal Securities Laws. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will”, “expects”, “estimates,” “projects,” “positioned,” “strategy,” “outlook,” and similar words. You should read statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to, those discussed below under “Risk Factors” and elsewhere in this Quarterly Report as well as other risks and uncertainties detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.
OVERVIEW
          Revenues for the three months ended March 31, 2009 were $775.7 million with net income of $15.6 million.
Our Business
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
          As of January 1, 2009, we aligned our business under four divisions — Molecular Biology Systems, Genetic Systems, Cell Systems and Mass Spectrometry. The Mass Spectometry division is comprised of a 50% interest in a joint venture that the Company acquired as a part of the AB merger. The Company accounts for this investment using the equity method.
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
CRITICAL ACCOUNTING POLICIES
          In connection with the acquisition of AB and resulting reorganization, the Company has determined in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, to operate as one operating segment. The Company believes our chief operating decision maker (CODM) makes decisions based on the Company as a whole. In addition, the Company shares the common basis of organization, types of products and services which derive revenues, and the economic environments. Accordingly, we believe it is appropriate to operate as one reporting segment. The Company will disclose the revenues for each of its internal divisions to allow the reader of the financial statements the ability to gain transparency into the operations of the Company. We have restated historical divisional revenue information to conform to the current year presentation. Other than this, there were no significant changes in critical accounting policies from those at December 31, 2008.

          During the current period, we have adopted SFAS 157, Fair Value Measurements for non-financial assets and liabilities this year as a result of the deferral period provided by FSP 157-2, Effective Date of SFAS 157, FSP APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement), SFAS 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, and SFAS 141R, Business Combination in the current fiscal year. FSP APB 14-1 requires retrospective application upon adoption hence there was a material adverse impact on the results of operations and earnings per share in the current fiscal year. For additional information on the recent accounting pronouncements impacting our business, see Note 1 of the Notes to Consolidated Financial Statements.
RESULTS OF OPERATIONS
First Quarter of 2009 Compared to the First Quarter of 2008
          The following table compares revenues and gross margin for the first quarter of 2009 and 2008:

	Three months ended
	March 31,
(in millions)(unaudited)	2009	2008	Increase	% Increase
Molecular Biology Systems	$366.5	$162.2	$204.3	126%
Cell Systems	191.7	176.7	15.0	8%
Genetic Systems	219.2	11.3	207.9	NM
Corporate and other	(1.7)	—	(1.7)	NM

Total revenues	$775.7	$350.2	$425.5	122%

Total gross profit	$384.7	$218.8	$165.9	76%
Total gross profit margin %	49.6%	62.5%
Revenues
     The Company’s revenues increased by $425.5 million or 122% for the first quarter of 2009 compared to the first quarter of 2008. The increase in revenue is driven primarily by an increase of $435.2 million due to the acquisition of AB. The remaining year over year change in revenue was due to increases of $13.9 million in volume and pricing which was offset by decreases of $4.9 million in lower settlement revenue and $17.4 million in unfavorable currency impacts including hedging.
     As of January 1, 2009, we aligned our business under four divisions — Molecular Biology Systems, Genetic Systems, Cell Systems and Mass Spectrometry. The Mass Spectrometry division is comprised of a 50% interest in a joint venture that the Company acquired as a part of the AB acquisition. The Company accounts for this investment using the equity method. Our share of earnings or losses, including revenue, is included in other income. The Molecular Biology Systems (MBS) division includes the molecular biology based technologies including basic and real-time PCR, RNAi, DNA synthesis, thermo-cycler instrumentation, cloning and protein expression profiling and protein analysis. Revenue in this division increased $204.3 million or 126% in the first quarter of 2009 compared to the first quarter of 2008. This increase was driven primarily by $212.6 million from the acquisition of AB and $4.4 million in increased volume and pricing, partially offset by $4.9 million in lower settlement revenue and $8.1 million in unfavorable currency impacts including hedging. The Cell Systems (CS) division includes all product lines used in the study of cell function, including cell culture media and sera, stem cells and related tools, cellular imaging products, antibodies, drug discovery services, and cell therapy related products. Revenue in this division increased $15.0 million or 8% in the first quarter of 2009 compared to the first quarter of 2008. This increase was driven primarily by $15.7 million from the acquisition of AB and $9.0 million in increased volume and pricing, partially offset by $8.8 million in unfavorable currency impacts including hedging. The Genetic System (GS) division includes sequencing systems and reagents, including capillary electrophoresis and the SOLiD system, as well as reagent kits developed specifically for applied markets, such as forensics, food safety and pharmaceutical quality monitoring. Revenue in this division increased by $207.9 million in the first quarter of 2009 compared to the first quarter of 2008 driven primarily by the acquisition of AB.

Gross Profit
          Gross profit increased $165.9 million or 76% in the first quarter of 2009 compared to the first quarter of 2008. The increase in gross profit was primarily due to the acquisition of AB, offset by an increase of $54.0 million in purchased intangible assets amortization. Amortization expense related to purchased intangible assets acquired in our business combinations was $70.9 million for the first quarter of 2009 compared to $16.9 million for the first quarter of 2008. The increase was the result of the amortization of intangibles resulting from the acquisition of AB.
Operating Expenses
The following table compares operating expenses for the first quarter of 2009 and 2008:

	Three months ended March 31,
	2009		2008
		As a		As a
	Operating	percentage of	Operating	percentage of
(in millions)(unaudited)	expense	revenues	expense	revenues	$ Increase	% Increase
Operating Expenses:
Selling, general and administrative	$241.1	31%	$113.7	32%	$127.4	112%
Research and development	80.3	10%	30.6	9%	49.7	162%
Business consolidation costs	27.4	4%	0.5	—	26.9	NM
          Selling, general and administrative. For the first quarter of 2009, selling, general and administrative expenses increased $127.4 million or 112% compared to the first quarter of 2008. This increase was driven primarily by $112.8 million related to the acquisition of AB, an increase of $9.0 million in compensation, bonus and benefits, an increase of $4.9 million in outside services, and an increase of $1.6 million in depreciation and other expenses.
          Research and development. For the first quarter of 2009, research and development expenses increased $49.7 million or 162% compared to the first quarter of 2008. This increase was driven primarily by $47.1 million related to the acquisition of AB, a $0.8 million increase in compensation, bonus and benefits, partially offset by decreases in supplies and travel related expenses.
          Business Consolidation Costs. Business consolidation costs for the first quarter of 2009 were $27.4 million, compared to $0.5 million in the first quarter of 2008, and represent costs associated with our integration efforts related to AB and to realign our business and consolidate certain facilities. Included in these costs are various activities related to the acquisition which were associated with combining the two companies and consolidating redundancies. Also included in these expenses are one time expenses associated with third party providers assisting in the realignment of the two companies. We expect to continue to incur business consolidation costs throughout 2009 as we further consolidate operations and facilities and realign the previously existing businesses.
Other Income (Expense)
          Interest Income
          Interest income was $1.4 million for the first quarter of 2009 compared to $8.9 million for the first quarter of 2008. The decrease was primarily due to the lower balance in cash and cash equivalents as a result of the purchase price paid for the AB acquisition.
          Interest income in the future will be affected by changes in short-term interest rates and changes in cash balances, which may materially increase or decrease as a result of acquisitions, debt repayment, stock repurchase programs and other financing activities.
          Interest Expense
          Interest expense was $48.1 million for the first quarter of 2009 compared to $17.1 million for the first quarter of 2008. The increase in interest expenses was driven by the interest incurred on the $2.4 billion of debt issued in November 2008 in connection with the acquisition of AB.
          The Company adopted FSP APB14-1, Accounting for Convertible Debt, during the period and as a result has incurred an additional $10.4 million in expense in the first quarter of 2009 and has restated the prior year accounts to include $9.8 million in expense related to the adoption in the first quarter of 2008.

          Other Income (Expense), Net
          Other income, net, was $0.2 million for the first quarter of 2009 compared to $1.8 million for the same period of 2008. Included in the first quarter of 2009 was a loss of $0.4 million related to our interest in the joint venture. This loss included $9.0 million in income from operations of the joint venture offset by $9.4 million in expenses associated with the amortization of purchased intangibles, amortization of inventory fair market value adjustments and amortization of deferred revenue fair market value adjustments, which all are directly attributable to the joint venture. This loss was offset by a gain of $0.6 million in foreign currency gains and other miscellaneous items.
          Provision for Income Taxes
          The provision for income taxes was a benefit of $26.2 million, or 246.6% of pre-tax income for the first quarter of 2009 versus an expense of $15.4 million, or 22.8% of pre-tax income for the first quarter of 2008. Based on certain tax planning strategies developed during the quarter, the Company was able to release $25 million of valuation allowance relating to a capital loss carry forward, which accounted for the majority of the tax benefit in 2009. Additional tax benefits were derived from deductions relating to certain acquisition costs such as write off of purchased deferred revenue, charges for inventory revaluation, and amortization of acquired intangibles in 2009. The 2009 tax benefit would have been $1.3 million, or 11.8% of pre-tax income without the impact of the release of the valuation allowance.
          The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate without the release of the $25.0 million valuation allowance are as follows:

Statutory U.S. federal income tax rate	35.0%
State income tax	(0.9)
Foreign earnings taxed at non-U.S. rates (includes a significant benefit relating to the Singapore tax exemption grant)	(21.1)
Repatriation of other foreign earnings, net of related benefits	0.6
Credits and incentives	(7.5)
Non-deductible compensation & other adjustments	2.6
Other	3.1

Effective income tax rate	11.8%

LIQUIDITY AND CAPITAL RESOURCES
     Cash and cash equivalents were $347.7 million at March 31, 2009, an increase of $11.8 million from December 31, 2008 primarily due to cash provided by operating activities of $104.4 million offset by cash used in investing activities of $60.3 million, cash used in financing activities of $13.3 million and a decline of $19.0 million in the US dollar value of cash at our foreign subsidiaries. Cash flow from discontinued operations is included in the Consolidated Statements of Cash Flows.
     Operating Activities. Operating activities provided net cash of $104.4 million through the first quarter of 2009 primarily from our net income of $15.6 million plus net noncash charges of $214.5 million, partially offset by a decrease in cash from operating assets and liabilities of $125.7 million. Non-cash charges primarily comprised of amortization of intangibles of $73.6 million, amortization of purchased fair market inventory adjustments of $61.2 million, depreciation of $27.3 million, stock based compensation expense of $13.5 million and amortization of purchased deferred revenue adjustments of $13.2 million. The decrease in cash within operating assets and liabilities was mainly due to a $63.8 million net decrease in income tax liabilities, a $49.1 million decrease in accrued expenses and other liabilities, a $27.6 million increase in inventories, partially offset by a $23.4 million decrease in prepaid expenses and other current assets.
     The Company has undertaken restructuring activities in connection with the merger of Applied Biosystems, which primarily include one-time termination benefits related to elimination of duplicative positions, mostly in manufacturing research and development functions, and executive termination and change in control agreements. The restructuring plan also includes charges associated with closure of certain leased facilities and relocation costs. As a result of the plan, the Company expects to achieve operating efficiencies in future periods related to salary and overhead costs specifically related to its selling, general and administrative and research and development costs. As of March 31, 2009, the Company had recorded liabilities of $56.9 million related to this plan. The Company plans to continue to incur restructuring charges until the completion of its plan, which is expected to be by the end of 2009. Total restructuring expenditures are estimated to be approximately $105.1 million, of which $71.9 million was incurred in the financial statements since the inception of the plan.

          The Company’s pension plans and post retirement benefit plans are funded in accordance with local statutory requirements or by voluntary contributions. The funding requirement is based on the funded status, which is measured by using various actuarial assumptions, such as interest rate, rate of compensation increase, or expected return on plan assets. The Company’s future contribution may change when new information is available or local statutory requirement is changed. For fiscal year 2009, the Company expects to contribute $57.3 million to non qualified pension plans, of which $58.7 million of cash has been funded in our rabbi trust as of March 31, 2009 to satisfy such contributions.
          In November 2008, the Company entered into $2,650.0 million of credit facilities consisting of a revolving credit facility of $250.0 million, a term loan A facility of $1,400.0 million, and a term loan B facility of $1,000.0 million to fund a portion of the cash consideration paid as part of the Applied Biosystems merger. The remainder of the borrowing was used to pay for merger transaction costs, to facilitate normal operations, and to refinance credit facility outstanding previous to the merger. The credit facility contains various representations, warranties and affirmative, negative and financial covenants and conditions of default customary for financings of this type. The credit agreement governing the Company’s new credit facilities contains financial maintenance covenants, including a maximum leverage ratio and minimum fixed charge coverage ratio that limit our ability to engage in specified types of transactions, such as incurring additional indebtedness, or paying dividends subject to certain conditions. As of March 31, 2009, the Company is in compliance with all debt covenants. For the period ended March 31, 2009, the interest on the revolving credit facility and the term loan A was LIBOR plus 2.50% and the term loan B was at the Base Rate plus 2%. Aggregate interest payments and principal repayments on the credit facilities were $26.2 million and $20.0 million, respectively, for the three months ended March 31, 2009. The Company has issued $13.2 million in letters of credit through the new revolving credit facility, and, accordingly, the remaining credit available under that facility is $236.8 million.
          At March 31, 2009, the Company holds $35.6 million in AAA rated auction rate securities. Beginning in February 2008, auctions failed for the Company’s holdings because sell orders exceeded buy orders. As a result of the failed auctions, the Company is holding illiquid securities because the funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. In August 2008, UBS announced that it has agreed to a settlement in principle with the Securities and Exchange Commission (SEC) and other state regulatory agencies represented by North American Securities Administrators Association to restore liquidity to all remaining clients who hold auction rate securities. UBS committed to repurchase auction rate securities from their private clients at par beginning January 1, 2009. The Company intends to have this settlement between June 30, 2010 and July 2, 2012. Until UBS fully redeems the Company’s auction rate securities, UBS has loaned to the Company the par value of the auction rate securities with the underlying auction rate securities as the collateral. The Company will be charged interest on the loan equal to the interest earned on the auction rate securities during this period. As a result, the Company already has access to cash associated with these auction rate securities and does not believe there are liquidity concerns associated with these instruments.
          The Company’s foreign subsidiaries in China, Japan, and India had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The U.S. dollar equivalent of these facilities totaled $12.7 million, none of which was outstanding at March 31, 2009.
          Investing Activities. Net cash used by investing activities through the first quarter of 2009 was $60.3 million. The cash was used for purchases of property plant and equipment of $26.0 million, $17.3 million in additional cash considerations associated with the acquisition of Applied Biosystems, $13.5 million in an asset purchase from a third party as well as $3.4 million on the purchase for available-for-sale securities.
          Financing Activities. Net cash used by financing activities through the first quarter of 2009 was $13.3 million. The primary drivers were $20.0 million from of principal payments on long term obligations partially offset through proceeds from the exercise of employee stock options and purchase rights of $7.5 million.
          We believe our current cash and cash equivalents, investments, cash provided by operations and interest income earned thereon and cash available from bank loans and lines of credit will satisfy our working capital requirements for the foreseeable future. Our future capital requirements and the adequacy of our available funds will depend on many factors, including future business acquisitions, future stock or note repayment or repurchases, scientific progress in our research and development programs and the magnitude of those programs, our ability to establish collaborative and licensing arrangements, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and competing technological and market developments. In light of the current market conditions surrounding the credit market, the risk of the inability to obtain credit in the market is a potential risk. We believe that our annual positive cash flow generation and secured financing arrangements allow the company to mitigate this risk and ensures the company has the necessary working capital requirements to fund continued operations.

          We intend to continue our strategic investment activities in new product development, in-licensing technologies and acquisitions that support our platforms. In the event additional funding needs arise, we may obtain cash through new debt or stock issuance, or a combination of sources. The Company believes in the event of a necessary refinancing in the next four years, the Company will have access to the funding to complete such a refinancing.
CONTRACTUAL OBLIGATIONS
          We did not enter into any material contractual obligations during the three months ended March 31, 2009. We have no material contractual obligations not fully recorded on our Consolidated Balance Sheets or fully disclosed in the Notes to our Consolidated Financial Statements.
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
     Foreign Currencies
     As of March 31, 2009, the Company had $379.5 million of accounts receivable and $13.5 million of accounts payable, respectively, denominated in a foreign currency, of which over 99% is denominated in the functional currency of the legal entity which owns the accounts receivable and accounts payable. As a result, the Company does not have any material foreign currency risk exposure in the income statement as a result of these accounts receivable and accounts payable, as changes are recorded as a currency translation adjustment in other accumulated comprehensive income. At March 31, 2009, a hypothetical 10% change in foreign currency rates against the US dollar would result in a reduction or increase of $36.6 million upon U.S. dollar settlement of these foreign currency net receivables and payables.
     We have operations in Europe, Asia-Pacific and the Americas. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. Some of our reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in exchange rates because they may become worth more or less than they were worth at the time we entered into the transaction due to changes in exchange rates. Both realized and unrealized gains or losses on the value of these receivables and payables were included in other income and expense in the Consolidated Statements of Operations. The net currency exchange gain recognized on business transactions, net of hedging transactions, was $1.4 million for the three months ended March 31, 2009 and is included in other income (expense) in the Consolidated Statements of Operations.
     The Company’s intercompany foreign currency receivables and payables are primarily concentrated in the euro, British pound sterling, Canadian dollar and Japanese yen. Historically, we have used foreign currency forward contracts to mitigate foreign currency risk on these intercompany foreign currency receivables and payables. At March 31, 2009, we had $631.1 million in foreign currency forward contracts outstanding to hedge currency risk on specific receivables and payables. These foreign currency forward contracts as of March 31, 2009, which settle in April 2009 through August 2009, effectively fix the exchange rate at which these specific receivables and payables will be settled in, so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying receivables and payables. The Company does not have any material un-hedged foreign currency intercompany receivables or payables at March 31, 2009.
     The notional principal amounts provide one measure of the transaction volume outstanding as of year-end and does not represent the amount of our exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

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
     During the three months ended March 31, 2009, the Company recognized immaterial net losses related to the ineffective portion of its hedging instruments in other expense in the Consolidated Statements of Operations. No hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring. The Company continually monitors the probability of forecasted transactions as part of the hedge effectiveness testing. As of March 31, 2009, the Company had $378.3 million in foreign currency forward contracts outstanding to hedge currency risk under SFAS 133, and the fair value of foreign currency forward contracts is reported in other current assets or other current liabilities in the Consolidated Balance Sheet as appropriate. The Company reclasses deferred gains or losses reported in accumulated other comprehensive income into revenue when the underlying foreign currency sales occur and are recognized in consolidated earnings. The Company uses inventory turnover ratio for each international operating unit to align the timing of a hedged item and a hedging instrument to impact the Consolidated Statements of Operations during the same reporting period. At March 31, 2009, the Company expects to reclass $6.2 million of net gain on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months. At March 31, 2009, a hypothetical 10% change in foreign currency rates against the U.S. dollar would result in a decrease or an increase of $32.0 million in the fair value of foreign currency derivatives accounted under cash flow hedges. Actual gains or losses could differ materially from this analysis based on changes in the timing and amount of currency rate movements.
     Commodity Prices
          Our exposure to commodity price changes relates to certain manufacturing operations that utilize certain commodities such as raw materials. We manage our exposure to changes in those prices primarily through our procurement and sales practices.
     Interest Rates
     Our investment portfolio is maintained in accordance with our investment policy which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The fair value of our cash equivalents, marketable securities, and derivatives is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness or our own credit risk. The Company uses credit default swap spread to derive risk-adjusted discount rate to measure the fair value of some of our financial instruments. At March 31, 2009, we had $949.5 million in cash, cash equivalents, restricted cash, short term investments and long term investments, all of which cash, cash equivalents, restricted cash and short term investments are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of $465.3 million of our cash, cash equivalents, restricted cash, and short term investments at March 31, 2009, as these consisted of highly liquid securities with maturities of less than three months. Any gains or losses derived from the change in fair market value in our investments, other than auction rate securities and the put option, will not be recognized in our statement of operations until the investment is sold or if the reduction in fair value was determined to be a permanent impairment. The Company recognized $5.4 million of other-than-temporary impairment against the investments in the Primary Reserve Funds during the first three month ended March 31, 2009 as a result of updated net asset value (NAV) published by the Reserve Fund. The Company accounts for $446.5 million of its long term investment in the joint venture along with its $2.1 million of equity investments in non-public entities using the equity method thus changes in market interest rates would not be expected to have an impact on these investments. Gain or losses from the changes in market interest rates in other long term investment of $35.6 million will be recognized in our statement of operations immediately, however $35.6 million of securities and the related put option would have a limited risk exposure to the changes in market interest rates as such securities’ interest rates are reset frequently. A 100 basis point increase or decrease in interest rates would not be expected to have a material impact on $35.6 million of our investments.
     Due to the nature of the Company’s variable rate debt, a hypothetical 10% increase or decrease in applicable LIBOR would have a pretax impact of $10.1 million on interest expense for the next twelve months on term loan A and term loan B. To mitigate this risk, the Company entered into interest rate swap agreements that effectively convert variable rate interest payments to fixed rate interest payments for notional amount of $1,000 million in January 2009, which are expected to be settled in January 2012 for $300 million and January 2013 for $700 million, to manage variability of cash flows in the interest payments on a portion of the term loan A facility of $1,400 million and also to comply with the term loan agreement. The change in fair value prior to their maturity is accounted for as cash flow hedges, and recorded in other comprehensive income, net of tax, in the Consolidated Balance Sheets according to SFAS 133. To the extent any portion of the swap agreements is determined to not be an effective hedge, the increase or decrease in value prior to the maturity was recorded in other income or expense in the Consolidated Statements of Operations. During the three months ended March 31, 2009, there was no recognized gain or loss related to the ineffective portion of its hedging instruments in other expense in the Consolidated Statements of Operations. No hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring. The Company continuously monitors the probability of forecasted transactions as part of the hedge effectiveness testing.
     Fair Value Measurements
     The Company adopted SFAS 157, Fair Value Measurement, which requires certain financial and non-financial assets and liabilities measured at fair value using a three tiered approach. The assets and liabilities which used level 3 or significant unobservable inputs to measure the fair value represent insignificant portion of total Company’s financial positions at March 31, 2009. $12.0 million was transferred out of level 3 for the three months ended March 31, 2009 due to the other-than-temporary impairment of our holdings in the Reserve Primary Fund of $5.4 million along with the third cash distribution of $6.6 million from the Fund. The Company believes remaining balance of the fund, $6.3 million, is recoverable as this investment is going to fully liquidate and distribute its holdings. For further discussion on the Company’s fair value measurements and valuation methodologies, refer to Note 2 of the Notes to Consolidated Financial Statements.
OFF BALANCE SHEET ARRANGEMENTS
     The Company does not have any material off balance sheet arrangements. For further discussion on the Company’s commitments and contingencies, refer to Note 6 “Commitments and Contingencies” in the notes to the Consolidated Financial Statements.
ITEM 4. Controls and Procedures
          The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act in 1934, as amended (the Exchange Act), that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
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
ITEM 1A. Risk Factors
          There are no material changes from risk factors disclosed in our Form 10-K for the year ended December 31, 2008.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
On April 30, 2009, our stockholders approved our 2009 Equity Incentive Plan and an increase in available shares of our common stock under the Invitrogen Corporation 1998 Employee Stock Purchase Plan. As we prepared registration statements on Form S-8 to register the shares approved by our stockholders, we discovered that we had inadvertently failed to file with the SEC certain registration statements relating to our securities under the Invitrogen Corporation 1998 Employee Stock Purchase Plan. In 2006 and 2008, stockholders approved additional shares for issuance under our Invitrogen Corporation 1998 Employee Stock Purchase Plan. We recently discovered that the issuance of these additional shares were never registered. Consequently, between October 2006 and April 2009, we issued approximately 1.5 million shares under this plan out of 174,673,012 shares currently outstanding (as of May 5, 2009).
We have filed registration statements on Form S-8 registering all remaining available shares under our active equity plans. We have implemented monitoring and reporting procedures to ensure that in the future we timely meet our registration obligations with respect to these and other employee benefit plans. The failure to file registration statements noted above was inadvertent, and we have always treated the shares issued under the Invitrogen Corporation 1998 Employee Stock Purchase Plan as outstanding for financial reporting purposes. Consequently, the unregistered transactions do not represent any additional dilution. We believe that we have always provided the employee-participants in this plan with the same information they would have received had the registration statements been filed.
ITEM 3. Defaults Upon Senior Securities
          None.
ITEM 4. Submission of Matters to a Vote of Security Holders
          None
ITEM 5. Other Information
          None.
ITEM 6. Exhibits and Reports on Form 8-K
Exhibits: For a list of exhibits filed with this report, refer to the Index to Exhibits.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFE TECHNOLOGIES CORPORATION
Date: May 5, 2009	By:	/s/ David F. Hoffmeister
David F. Hoffmeister
Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002