Form 10-Q
period 2009-06-30
Life Technologies Corp
filed 2009-08-06
CIK 1073431

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ or No ☑
As of August 3, 2009, 176,339,485 shares of the Registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
LIFE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$483,606	$335,930
Short-term investments	8,186	—
Restricted cash and investments	90,847	112,387
Trade accounts receivable, net of allowance for doubtful accounts of $10,801 and $14,649, respectively	636,837	580,907
Inventories, net	364,568	420,029
Deferred income tax assets	22,038	25,563
Prepaid expenses and other current assets	141,044	137,355

Total current assets	1,747,126	1,612,171

Long-term investments (includes $35,375 and $35,600 measured at fair value, respectively)	377,852	490,853
Property and equipment, net	768,635	748,056
Goodwill	3,846,217	3,574,779
Intangible assets, net	2,184,652	2,291,767
Deferred income tax assets	11,265	—
Other assets	173,574	181,133

Total assets	$9,109,321	$8,898,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$115,000	$80,000
Accounts payable	196,521	204,279
Restructuring accrual	40,961	69,099
Deferred compensation and related benefits	220,827	231,851
Deferred revenues and reserves	114,978	81,166
Accrued expenses and other current liabilities	187,395	235,418
Accrued income taxes	142,890	105,429

Total current liabilities	1,018,572	1,007,242

Long-term debt	3,342,261	3,396,420
Pension liabilities	204,986	201,833
Deferred income tax liabilities	678,590	674,215
Income taxes payable	88,217	65,128
Other long-term obligations, deferred credits and reserves	98,827	97,383

Total liabilities	5,431,453	5,442,221

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock; $0.01 par value, 6,405,884 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value, 400,000,000 shares authorized; 191,692,685 and 189,629,084 shares issued, respectively	1,917	1,896
Additional paid-in-capital	4,591,702	4,508,259
Accumulated other comprehensive loss	(13,871)	(98,807)
Retained earnings	64,156	9,610
Less cost of treasury stock: 16,209,921 and 16,158,839 respectively	(966,036)	(964,420)

Total stockholders’ equity	3,677,868	3,456,538

Total liabilities and stockholders’ equity	$9,109,321	$8,898,759

See accompanying notes to unaudited consolidated financial statements.

LIFE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2009	2008	2009	2008
(Unaudited)
Revenues	$832,763	$367,791	$1,608,500	$718,009
Cost of revenues	280,254	125,268	600,413	239,823
Purchased intangibles amortization	70,881	17,416	141,772	34,319

Gross profit	481,628	225,107	866,315	443,867

Operating expenses:
Selling, general and administrative	253,014	115,526	494,109	229,259
Research and development	81,798	33,173	162,119	63,806
Business integration costs	28,891	1,413	56,289	1,914

Total operating expenses	363,703	150,112	712,517	294,979

Operating income	117,925	74,995	153,798	148,888

Other income (expense):
Interest income	666	5,348	2,082	14,272
Interest expense	(49,700)	(17,317)	(97,837)	(34,442)
Other income (expense)	(643)	(357)	(437)	1,437

Total other expense, net	(49,677)	(12,326)	(96,192)	(18,733)

Income from continuing operations, before provision for income taxes	68,248	62,669	57,606	130,155
Income tax provision	(29,305)	(15,795)	(3,060)	(31,162)

Net income from continuing operations	38,943	46,874	54,546	98,993
Net income from discontinued operations, net of tax	—	—	—	1,358

Net income	$38,943	$46,874	$54,546	$100,351

Basic earnings per common share:
Net income from continuing operations	$0.22	$0.51	$0.31	$1.07
Net income from discontinued operations	—	—	—	0.01

Net income	$0.22	$0.51	$0.31	$1.08

Weighted average shares outstanding	174,722	91,907	174,218	92,387
Diluted earnings per common share:
Net income from continuing operations	$0.22	$0.48	$0.31	$1.02
Net income from discontinued operations	—	—	—	0.01

Net income	$0.22	$0.48	$0.31	$1.03

Weighted average shares outstanding	178,951	97,129	177,276	97,497
See accompanying notes to unaudited consolidated financial statements.

LIFE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the six months
	ended June 30,
	2009	2008
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$54,546	$100,351
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of businesses acquired and divested:
Depreciation	54,963	19,559
Amortization of intangible assets	147,196	34,319
Amortization of deferred debt issue costs	9,954	1,650
Amortization of purchased inventory adjustments	62,137	—
Amortization of purchased deferred revenue adjustments	23,209	—
Share-based compensation	27,647	21,735
Incremental tax benefits from stock options exercised	(3,189)	(15,838)
Deferred income taxes	(12,167)	4,730
Loss on disposal of assets	3,521	707
Debt discount amortization	21,084	19,754
Other non-cash adjustments	64	(764)
Changes in operating assets and liabilities:
Trade accounts receivable	(56,520)	(5,595)
Inventories	(1,585)	(21,499)
Prepaid expenses and other current assets	12,914	2,556
Other assets	(5,266)	(426)
Accounts payable	(17,768)	(959)
Accrued expenses and other liabilities	(16,082)	(3,632)
Income taxes	(53,572)	(7,219)

Net cash provided by operating activities	251,086	149,429

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of available-for-sale securities	—	24,930
Purchases of investments	(8,919)	(3,189)
Net cash paid for business combinations	(45,328)	(58,760)
Net cash paid for asset purchases	(24,540)	—
Purchases of property and equipment	(67,908)	(28,264)

Net cash used in investing activities	(146,695)	(65,283)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term obligations	(40,000)	(138)
Purchase of treasury stock	(1,616)	(100,000)
Incremental tax benefits from stock options exercised	3,189	15,838
Proceeds from issuance of common stock	48,271	33,423

Net cash provided by (used in) financing activities	9,844	(50,877)
Effect of exchange rate changes on cash	33,441	3,765

Net increase in cash and cash equivalents	147,676	37,034
Cash and cash equivalents, beginning of period	335,930	606,145

Cash and cash equivalents, end of period	$483,606	$643,179

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
     Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur from the following items:
•	Convertible subordinated notes where the effect of those securities is dilutive;

•	Dilutive stock options;

•	Dilutive restricted stock; and

•	Employee Stock Purchase Plan (ESPP)
     Computations for basic and diluted earnings per share were as follows:

	Net Income	Shares	Earnings
(in thousands, except per share data) (unaudited)	(Numerator)	(Denominator)	Per Share
Three Months Ended June 30, 2009
Basic earnings per share:
Net income from continuing operations	$38,943
Net income from discontinued operations, net of tax	—

Total basic earnings	$38,943	174,722	$0.22

Diluted earnings per share:
Dilutive stock options	—	2,979
Dilutive restricted stock	—	320
Employee Stock Purchase Plan	—	62
2% Convertible Senior Notes due 2023	99	868

Net income from continuing operations plus assumed conversions	39,042
Net income from discontinued operations, net of tax, plus assumed conversions	—

Total diluted earnings	$39,042	178,951	$0.22

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		9,580
3 1/4% Convertible Senior Notes due 2025		7,124
1 1/2 % Convertible Senior Notes due 2024		8,821
Three Months Ended June 30, 2008
Basic earnings per share:
Net income from continuing operations	$46,874
Net income from discontinued operations, net of tax	—

Total basic earnings	$46,874	91,907	$0.51

Diluted earnings per share:
Dilutive stock options	—	2,299
Dilutive restricted stock	—	366
Employee Stock Purchase Plan	—	36
2% Convertible Senior Notes due 2023	24	2,445
1 1/2% Convertible Senior Notes due 2024	10	76

Net income from continuing operations plus assumed conversions	$46,908
Net income from discontinued operations, net of tax, plus assumed conversions	—

Total diluted earnings	$46,908	97,129	$0.48

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		1,208
3 1/4% Convertible Senior Notes due 2025		7,124

	Net Income	Shares	Earnings
(in thousands, except per share data) (unaudited)	(Numerator)	(Denominator)	Per Share
Six Months Ended June 30, 2009
Basic earnings per share:
Net income from continuing operations	$54,546
Net income from discontinued operations, net of tax	—

Total basic earnings	$54,546	174,218	$0.31

Diluted earnings per share:
Dilutive stock options	—	2,134
Dilutive restricted stock	—	320
Employee Stock Purchase Plan	—	59
2% Convertible Senior Notes due 2023	126	545

Net income from continuing operations plus assumed conversions	54,672
Net income from discontinued operations, net of tax, plus assumed conversions	—

Total diluted earnings	$54,672	177,276	$0.31

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		12,432
3 1/4% Convertible Senior Notes due 2025		7,124
1 1/2 % Convertible Senior Notes due 2024		8,821
Six Months Ended June 30, 2008
Basic earnings per share:
Net income from continuing operations	$98,993
Net income from discontinued operations, net of tax	1,358

Total basic earnings	$100,351	92,387	$1.08

Diluted earnings per share:
Dilutive stock options	—	2,214
Dilutive restricted stock	—	373
Employee Stock Purchase Plan	—	35
2% Convertible Senior Notes due 2023	49	2,412
1 1/2% Convertible Senior Notes due 2024	19	76

Net income from continuing operations plus assumed conversions	$99,061
Net income from discontinued operations, net of tax, plus assumed conversions	1,358

Total diluted earnings	$100,419	97,497	$1.03

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		2,262
3 1/4% Convertible Senior Notes due 2025		7,124

Share-Based Compensation
     The Company has various stock plans in which share-based compensation has been made or will be made in future periods. Under these plans, the Company has the ability to grant stock options, restricted stock units and restricted stock awards. Stock option awards are granted to eligible employees and directors at an exercise price equal to no less than the fair market value of such stock on the date of grant, generally vest over a period of time ranging up to five years, are exercisable in whole or in installments and expire ten years from the date of grant. Restricted stock awards and restricted stock units are granted to eligible employees and directors and represent rights to receive shares of common stock at a future date.
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
     The expected term of share-based awards represents the weighted-average period the awards are expected to remain outstanding and is an input in the Black-Scholes model. In determining the expected term of options, the Company considered various factors including the vesting period of options granted, employees’ historical exercise and post-vesting employment termination behavior, expected volatility of the Company’s stock and aggregation by homogeneous employee groups. The Company used a combination of the historical volatility of its stock price and the implied volatility of market-traded options of the Company’s stock with terms of up to approximately two years to estimate the expected volatility assumption input to the Black-Scholes model in accordance with SFAS 123R and the SEC’s Staff Accounting Bulletin No. 107 (SAB 107). The Company’s decision to use a combination of historical and implied volatility was based upon the availability of actively traded options of its stock and its assessment that such a combination was more representative of future expected stock price trends. The risk-free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected term of the share-based awards. The expected dividend yield assumption is based on the Company’s expectation of future dividend payouts. The Company has never declared or paid any cash dividends on its common stock and currently does not anticipate paying such cash dividends, although Applied Biosystems historically declared and paid dividends prior to the merger. The Company currently anticipates that it will retain all of its future earnings for use in the development and expansion of its business, for debt repayment and for general corporate purposes.
Stock Options and Purchase Rights
     The underlying assumptions used to value employee stock options and purchase rights granted during the six months ended June 30, 2009 and 2008 were as follows:

	Six months ended
	June 30,
(unaudited)	2009		2008
Stock Options
Weighted average risk free interest rate		1.68%		3.09%
Expected term of share-based awards	4.5	yrs	5.0	yrs
Expected stock price volatility		46%		31%
Expected dividend yield		0%		0%
Weighted average fair value of share-based awards granted		$11.42		$15.09
Purchase Rights
Weighted average risk free interest rate		1.11%		4.77%
Expected term of share-based awards	0.2	yrs	1.6	yrs
Expected stock price volatility		62%		32%
Expected dividend yield		0%		0%
Weighted average fair value of share-based awards granted		$7.23		$9.99

     The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes. The Company considered its historical experience of pre-vesting option forfeitures as the basis to arrive at its estimated annual pre-vesting option forfeiture rate of 5.8% and 9.0% per year for the six months ended June 30, 2009 and 2008, respectively. All option awards, including those with graded vesting, were valued as a single award with a single average expected term and are amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. At June 30, 2009, there was $57.5 million remaining in unrecognized compensation cost related to employee stock options, which is expected to be recognized over a weighted average period of 2.1 years. No compensation cost was capitalized in inventory during the six months ended June 30, 2009 as the amounts involved were not material.
     Total share-based compensation expense for employee stock options and purchase rights for the three and six months ended June 30, 2009 and 2008 were comprised of the following:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share amounts) (unaudited)	2009	2008	2009	2008
Cost of revenues	$686	$819	$1,598	$2,221
Selling, general and administrative	6,392	5,908	14,070	12,317
Research and development	1,139	868	2,443	1,884

Share-based compensation expense before taxes	8,217	7,595	18,111	16,422
Related income tax benefits	3,362	2,276	5,956	4,995

Share-based compensation expense, net of taxes	$4,855	$5,319	$12,155	$11,427

Net share-based compensation expense per common share:
Basic	$0.03	$0.06	$0.07	$0.12
Diluted	$0.03	$0.05	$0.07	$0.12
Restricted Stock Units
     Restricted stock units represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. An exercise price and monetary payment are not required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. Restricted stock units generally vest over two to three years. Compensation cost for these awards is based on the estimated fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. There were no pre-vesting forfeitures estimated for the six months ended June 30, 2009 and 2008. For the three months ended June 30, 2009 and 2008, the Company recognized $5.6 million and $2.7 million, respectively, and for the six months ended June 30, 2009 and 2008, the Company recognized $9.5 million and $5.3 million, respectively, in share-based compensation cost related to these restricted stock unit awards. At June 30, 2009, there was $40.3 million remaining in unrecognized compensation cost related to these awards, which is expected to be recognized over a weighted average period of two years. The weighted average fair value of restricted stock units granted during the six months ended June 30, 2009 and 2008 was $29.83 and $42.95, respectively.
Recent Accounting Pronouncements
     In June 2009, FASB issued Statement of Financial Accounting Standard (SFAS) No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards and all other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt this guidance in the interim period beginning July 1, 2009 and it is not expected to have a material impact on the Company’s financial results.
     In May 2009, FASB issued SFAS No. 165, Subsequent Events. This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This Statement is effective for interim and annual periods ending after June 15, 2009. The Company has adopted this guidance in the interim period beginning April 1, 2009 and has included all necessary disclosures (Note 11).
     In December 2008, FASB issued FSP No. FAS 132R-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, amends FASB SFAS No. 132R, Employers’ Disclosures about Postretirement Benefit Plan Assets, to provide for additional disclosure and documentation surrounding benefit plan assets and activities in annual disclosures. Adoption of this FSP is required for years ending after December 15, 2009. The Company does not believe this will have a material impact on the Company’s results from operations, however, the Company does believe it will significantly expand its annual pension disclosure requirements.
     In May 2008, FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) that significantly impacts the accounting for convertible debt. The FSP requires cash settled convertible debt, such as the Company’s $1,150.0 million aggregate principal amount of convertible notes that are currently outstanding, to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value is recorded as a debt discount and amortized to interest expense over the expected life of the bond, with the corresponding offset to additional paid in capital. Although FSP APB 14-1 has no impact on the Company’s actual past or future cash flows, it requires the Company to record a significant amount of non-cash interest expense as the debt discount is amortized. The Company adopted this FSP in the year beginning January 1, 2009. As a result, there was a material adverse impact on the results of operations and earnings per share upon retrospective adoption in both the current year and prior year results of operations. In addition, if our convertible debt is redeemed or converted prior to maturity, any unamortized debt discount would result in a loss on extinguishment. Refer to Note 4, “Long-Term Debt”, for additional discussion related to the adoption of the FSP.
     In June 2008, the FASB ratified EITF 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, which addresses the accounting for certain instruments as derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). The Company currently has outstanding convertible debt with embedded features which are considered indexed to the entity’s own stock and as a stand alone instrument would have been included in stockholders’ equity, and therefore subject to a scope exception in SFAS 133. Under this new pronouncement, specific guidance is provided regarding requirements for an entity to consider embedded features as indexed to the entity’s own stock. The Company adopted this standard in the current year beginning January 1, 2009, without material impact to the financial statements. The embedded features continue to be considered indexed to the Company’s own stock under this guidance, therefore, the adoption of EITF 07-5 did not have an impact on the Company’s financial results.
     In March 2008, FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, which provides for additional disclosure and documentation surrounding derivative positions and hedging activity. The Company has adopted this guidance in the year beginning January 1, 2009 and has adjusted its disclosures accordingly.
     In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, which impacts the accounting for noncontrolling interest in the consolidated financial statements of filers. The statement requires the reclassification of noncontrolling interest from the liabilities section or the mezzanine section between liabilities and equity to the equity section of the balance sheet. The statement also requires that the results from operations attributed to the noncontrolling interest to be disclosed separately from those of the parent, in addition to the change in accounting and reporting requirement for deconsolidated subsidiaries. The Company has adopted this guidance in the year beginning January 1, 2009 without material impact.
     In December 2007, FASB issued SFAS No. 141R, Business Combinations, which impacts the accounting for business combinations. The statement requires changes in the measurement of assets and liabilities required in favor of a fair value method consistent with the guidance provided in SFAS 157 (see below). Additionally, the statement requires a change in accounting for certain acquisition related expenses and business adjustments which no longer are considered part of the purchase price. Adoption of the statement will require prospective application for all acquisitions beginning with the date of adoption. Additionally, the statement changes the accounting for acquisition costs, restructuring costs, in-process research and development and the resolution of certain acquired tax items. The Company has adopted SFAS No. 141R in the period beginning January 1, 2009. The adoption will have significant impacts for all business combinations in the current and future years.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company adopted this standard partially in 2008 for financial assets and liabilities due to the deferral period provided by FSP 157-2, Effective Date of SFAS 157. Subsequently, the Company adopted the standard for non-financial assets and liabilities in the year beginning January 1, 2009 without material impact.
2. Composition of Certain Financial Statement Items

Fair Value of Financial Instruments
     The estimated fair value of the convertible notes is determined by using observable market information and valuation methodologies that correlate fair value with the market price of the Company’s common stock, and the estimated fair value of the term loans and the secured loan is determined by using observable market information.
     The fair value and carrying amounts of the Company’s long-term debts were as follows:

	Fair Value		Carrying Amounts
	June 30,	December 31,	June 30,	December 31,
	2009	2008	2009	2008
(in thousands)	(unaudited)		(unaudited)

3 1/4% Convertible Senior Notes (principal due 2025)	$364,805	$308,000	$332,236	$328,114
1 1/2% Convertible Senior Notes (principal due 2024)	445,667	342,000	400,620	391,924
2% Convertible Senior Notes (principal due 2023)	443,601	332,128	331,033	322,774
Term A Loan (principal due 2013)	1,341,113	1,260,000	1,365,000	1,400,000
Term B Loan (principal due 2015)	996,222	927,675	992,500	997,500
Secured Loan (principal due 2010)	35,375	35,600	35,375	35,600
     For details on the carrying amounts of the long-term debts, refer to Note 4 “Long-Term Debt”.
     The carrying amounts of financial instruments such as cash equivalents, foreign cash accounts, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, other current liabilities, and other long term liabilities approximate the related fair values due to the short-term maturities of these instruments.
     The Company invests its excess cash in marketable securities, money market funds, corporate notes, government securities, highly liquid debt instruments, time deposits, and certificates of deposit with original maturities of three months or less at the date of purchase. These instruments are readily convertible into cash. The Company has established guidelines that maintain safety and liquidity. The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents.
     Investments consisted of the following:

	June 30,	December 31,
(in thousands)	2009	2008
	(unaudited)
Short-term
Bank deposits	$8,186	$—

Total short-term investments	8,186	—
Long-term
Auction rate securities	30,949	29,407
Put option	4,426	6,193
Equity securities	342,477	455,253

Total long-term investments	377,852	490,853

Total investments	$386,038	$490,853

     The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization and accretion, interest income and realized gains and losses are included in interest income within the Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method.
     The Company evaluates its investments in equity and debt securities that are accounted for using the equity method or cost method or that are classified as available-for-sale or held-to-maturity to determine whether an other-than-temporary impairment or a credit loss exists at period end for such investments. At June 30, 2009, the aggregate carrying amounts of cost method investments in non-publicly traded companies, which approximated the fair value of the investments, was $7.3 million. The assessment of fair value is based on valuation methodologies including discounted cash flows, estimates of sales proceeds and appraisals, as appropriate. At June 30, 2009, the Company did not carry any available-for-sale securities. During the three months and six months ended June 30, 2009, there were no unrealized gains or losses recorded in accumulated other comprehensive income and there were no gains or losses reclassified out of accumulated other comprehensive income to earnings as a result of the sales of available-for-sale securities. In addition, the Company did not recognize any net gains or losses related to the trading securities for the three months and six months ended June 30, 2009.
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

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
	Balance at	Active Markets	Significant Other	Significant
(in thousands)(unaudited)	June 30,	for Identical Assets	Observable Inputs	Unobservable Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Bank time deposits	$8,186	$8,186	$—	$—
Money market funds	113,047	111,270	—	1,777
Deferred compensation plan assets	22,084	22,084	—	—
Assets-derivative forward exchange contracts	16,925	—	16,925	—
Assets-derivative swap contracts	6,855	—	6,855	—
Auction rate securities	30,949	—	—	30,949
Put option	4,426	—	—	4,426

Total assets	$202,472	$141,540	$23,780	$37,152

Liabilities-derivative forward exchange contracts	14,615	—	14,615	—
Liabilities-derivative swap contracts	859	—	859	—

Total liabilities	$15,474	$—	$15,474	$—

     At June 30, 2009, the carrying value of the financial instruments measured and classified within Level 1 was based on quoted prices and marked to market.
     Exchange traded derivatives are valued using quoted market prices and classified within Level 1 of the fair value hierarchy. Level 2 derivatives include foreign currency forward contracts for which fair value is determined by using observable market spot rates and forward points adjusted by risk-adjusted discount rates. Level 2 derivatives also include interest rate swap agreements for which fair value is determined by using quoted active market prices adjusted by risk-adjusted discount rates. The risk-adjusted discount rate is derived by U.S. dollar zero coupon yield bonds for the corresponding duration of the maturity of derivatives, then adjusted with a counter party default risk for the value of our derivative assets or our credit risk for the value of our derivative liabilities. Credit risk is derived by observable credit default swaps (CDS) spreads. Because CDS spreads information is not available for our Company, our credit risk is determined by analyzing CDS spreads of similar size public entities in the same industry with similar credit ratings. The value of our derivatives discounted by risk-adjusted discount rates represents the present value of amounts estimated to be received for the assets or paid to transfer the liabilities at the measurement date from a marketplace participant in settlement of these instruments.

     The valuation technique of money market funds based on Level 3 unobservable inputs consisted of recommended fair values provided by our broker combined with internal analysis of interest rate spreads and credit quality.
     The Company holds unsecured commercial paper within the Reserve Primary Money Market Fund (Fund) which is currently in orderly liquidation subject to the supervision of the SEC, estimated to be completed by the end of fiscal year 2009. The most recent net asset values (NAV) communicated by the Reserve Fund were $0.97 per share in February 2009, however, under the terms of the Plan of Liquidation adopted by the Reserve Fund, distributions are to be made up to the amount of a special reserve to cover the cost and possible liabilities associated with the liquidation. Consequently Fund distributions are currently being made at $0.92 per share. The Company recognized other-than-temporary impairment of $5.4 million during the six months ended June 30, 2009 against the purchase price of AB, accordingly. Due to the Fund management’s expectations to liquidate at or above amortized cost, recent cash recoveries, future expected proceeds and taking into consideration the short-term nature of the Fund’s weighted average maturity, management concluded that the last published NAV was a reasonable fair value, and what the Company expects to recover. The valuation of the Fund as of June 30, 2009 was included in other current assets in the Consolidated Balance Sheets.
     As of June 30, 2009, the Company holds $35.4 million in AAA rated auction rate securities with UBS Investment Bank. Auction rate securities are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7 to 35 days. The underlying assets of the auction rate securities we hold, including the securities for which auctions have failed, are student loans which are guaranteed by the U.S. government under the Federal Education Loan Program. Beginning in February 2008, auctions failed for the Company’s holdings because sell orders exceeded buy orders. As a result of the failed auctions, the Company is holding illiquid securities because the funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. In August 2008, UBS announced that it agreed to a settlement in principle with the SEC and other state regulatory agencies represented by North American Securities Administrators Association to restore liquidity to all remaining clients who hold auction rate securities. UBS committed to repurchase auction rate securities from their private clients at par beginning January 1, 2009. During the second quarter of 2009, UBS repurchased $0.2 million auction rate securities at par from the Company. The Company intends to have the settlement of the remaining balance of $35.4 million completed by July, 2012. Until UBS fully redeems the Company’s auction rate securities, UBS has loaned the Company at par without recourse and with accrued interest charges at the same rate as the yields earned on the underlying securities that serve as collateral for the loan. Because the Company has a right to sell its auction rate securities to UBS, this right is considered to be a put option, however, this put option does not meet the definition of derivative under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as auction rate securities are not readily convertible to cash. Thus, this put option will not be subsequently adjusted to fair value each reporting period. To create accounting symmetry for the fair value movement between auction rate securities and the put option, the Company elected the fair value option for the put option in accordance with SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, upon the execution of the loan agreement with UBS on the election date in November 2008. In addition, the Company elected a transfer of auction rate securities from available-for-sale securities to trading securities in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, due to the nature of the market conditions and the Company’s intended holding period.
     The Company anticipates that any future changes in the fair value of the put option will be offset by the changes in the underlying fair value of the related auction rate securities with no material net impact to the Consolidated Statements of Operations. This is further supported as the Company has already been loaned the amount of the securities by UBS. The put option will continue to be measured at fair value utilizing Level 3 inputs until the earlier of its maturity or exercise. During the three months and six months ended June 30, 2009, the Company did not recognize a net gain or loss related to the auction rate securities and the related put option. The fair market value of auction rate securities and the put option were $30.9 million and $4.4 million at June 30, 2009, and $29.4 million and $6.2 million at December 31, 2008, respectively, and are reflected in long term investments in the Consolidated Balance Sheets.

     For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the six months ended June 30, 2009 by investment type:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Auction Rate		Money Market
(in thousands)(unaudited)	Securities	Put Option	Funds	Total
Beginning balance at January 1, 2009	$29,407	$6,193	$18,260	$53,860
Transfers in to Level 3	—	—	—	—
Total realized/unrealized gains (losses)
Included in earnings	1,767	(1,767)	—	—
Revalued as part of Applied Biosystems merger	—	—	(5,358)	(5,358)
Purchases, issuances and settlements	(225)	—	(11,125)	(11,350)

Ending balance at June 30, 2009	$30,949	$4,426	$1,777	$37,152

Total amount of unrealized losses for the period included in other comprehensive loss attributable to the change in fair market value of related assets still held at the reporting date	$—	$—	$—	$—
     All realized gains or losses related to financial instruments whose fair value is determined based on Level 3 inputs are included in other income. All unrealized gains or losses related to financial instruments whose fair value is determined based on Level 3 inputs are included in other comprehensive income.
     Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
     The non-financial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. There were no non-financial assets and liabilities measured at fair value on a nonrecurring basis for the three months and six months ended June 30, 2009.
     Derivative Financial Instruments
     Some of the Company’s reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in currency exchange rates from the point in which the transactions are originated until the settlement in cash. Both realized and unrealized gains or losses in the value of these receivables and payables are included in the determination of net income. Net currency exchange gains or (loss) recognized on business transactions, net of hedging transactions, were $(8.3) million and $(0.1) million for the three months ended June 30, 2009 and June 30, 2008, respectively, and $(6.8) million and $2.1 million for the six months ended June 30, 2009 and June 30, 2008, respectively, and such gains and losses are included in other income in the Consolidated Statements of Operations. To manage the foreign currency exposure risk, we use derivatives for activities in entities which have receivables and payables denominated in a currency other than the entity’s functional currency. Realized and unrealized gains or losses on the value of financial contracts entered into to hedge the exchange rate exposure of these receivables and payables are also included in the determination of net income as they have not been designated for hedge accounting under SFAS 133, Accounting for Derivative Investments and Hedging Activities. These contracts, which settle July 2009 through November 2009, effectively fix the exchange rate at which these specific receivables and payables will be settled in, so that gains or losses on the forward contracts offset the gains or losses from changes in the value of the underlying receivables and payables. At June 30, 2009, the Company had $912.1 million in foreign currency forward contracts outstanding to hedge currency risk relative to our foreign receivables and payables.
     The Company’s international operating units conduct business in, and have functional currencies that differ from the parent entity, and therefore, the ultimate conversion of these sales to cash in U.S. dollars is subject to fluctuations in foreign currency. The Company’s intent is to limit this exposure on the Company’s Consolidated Statement of Operations and Consolidated Statement of Cash Flows from changes in currency exchange rates through hedging. Upon entering derivative transactions, when the US dollar strengthens significantly against foreign currencies, the decline in the US dollar value of future foreign currency revenue is offset by gains in the value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the opposite occurs. The Company’s currency exposures vary, but are primarily concentrated in the euro, British pound sterling, Japanese yen and Canadian dollar. The Company uses foreign currency forward contracts to mitigate foreign currency risk on forecasted foreign currency intercompany sales which are expected to be settled within the next twelve months. The change in fair value prior to their maturity is accounted for as cash flow hedges, and recorded in other comprehensive income, net of tax, in the Consolidated Balance Sheets according to SFAS 133. To the extent any portion of the forward contracts is determined to not be an effective hedge, the increase or decrease in value prior to the maturity is recorded in other income or expense in the Consolidated Statements of Operations. At June 30, 2009, the Company had $254.6 million in foreign currency forward contracts outstanding to hedge foreign currency revenue risk under SFAS 133. During the six months ended June 30, 2009, the Company did not have any material losses or gains related to the ineffective portion of its hedging instruments in other expense in the Consolidated Statements of Operations. No hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring. The Company continuously monitors the probability of forecasted transactions as part of the hedge effectiveness testing. The Company reclasses deferred gains or losses reported in accumulated other comprehensive income into revenue when the consolidated earnings are impacted, which for intercompany sales are when the inventory is sold to a third party. For intercompany sales hedging, the Company uses an inventory turnover ratio for each international operating unit to align the timing of a hedged item and a hedging instrument to impact the Consolidated Statements of Operations during the same reporting period. At June 30, 2009, the Company expects to recognize $4.0 million of net gains on derivative instruments currently classified under accumulated other comprehensive income to revenue offsetting the change in revenue due to foreign currency translation during the next twelve months.
     The Company entered into interest rate swap agreements that effectively convert variable rate interest payments to fixed rate interest payments for a notional amount of $1,000.0 million in January 2009, of which $300.0 million of swap payment arrangements expire in January of 2012 and $700.0 million of swap payment arrangements expire in January of 2013. The Company has entered into such swap arrangements to manage variability of cash flows and interest expense related to the interest payments on a portion of the Company’s term loan A facility. The change in fair value prior to their maturity is accounted for as cash flow hedges, and recorded in other comprehensive income, net of tax, in the Consolidated Balance Sheets according to SFAS 133. To the extent any portion of the swap agreements is determined to not be an effective hedge, the increase or decrease in value prior to the maturity was recorded in other income or expense in the Consolidated Statements of Operations. During the six months ended June 30, 2009, there was no recognized gain or loss related to the ineffective portion of its hedging instruments in other expense in the Consolidated Statements of Operations. No hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring. The Company continuously monitors the underlying term loan principal balance as part of the hedge effectiveness testing.
     The following table summarizes the fair values of derivative instruments at June 30, 2009:

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
(in thousands)(unaudited)	Location	Fair Value	Location	Fair Value
Derivatives designated as cash flow hedging under Statement 133
Forward exchange contracts	Other current assets	$4,008	Other current liabilities	$11,754
Interest rate swap contracts	Other assets	6,855	Other long-term obligations	859

Total		$10,863		$12,613

Derivatives not designated as hedging instruments under Statement 133
Forward exchange contracts	Other current assets	$12,917	Other current liabilities	$2,861

Total		$12,917		$2,861

Total derivatives at June 30, 2009		$23,780		$15,474

     The following table summarizes the effect of derivative instruments on the Consolidated Statements of Operations for the three and six months ended June 30, 2009:

	Three months ended June 30,			Six months ended June 30,
	2009			2009
			Amount of			Amount of
	Amount of	Location of	Gain/(Loss)	Amount of	Location of	Gain/(Loss)
	(Gain)/Loss	(Gain)/Loss	Reclassified from	(Gain)/Loss	(Gain)/Loss	Reclassified from
	Recognized in	Reclassified from	AOCI	Recognized in	Reclassified from	AOCI
	OCI	AOCI into Income	into Income	OCI	AOCI into Income	into Income
(in thousands)(unaudited)	Effective Portion			Effective Portion
Derivatives in Statement 133 cash flow hedging relationships
Foreign exchange contracts	$10,883	Revenue	$(368)	$(8,305)	Revenue	$846
Interest rate swap contracts	(7,400)	Interest expense	—	(3,658)	Interest expense	—

Total derivatives	$3,483		$(368)	$(11,963)		$846

	Three months ended June 30,		Six months ended June 30,
	2009		2009
		Amount of		Amount of
	Location of	(Gain)/Loss	Location of	(Gain)/Loss
	(Gain)/Loss	recognized in	(Gain)/Loss	recognized in
	Recognized in Income	Income	Recognized in Income	Income
(in thousands)(unaudited)	Ineffective Portion		Ineffective Portion
Derivatives in Statement 133 cash flow hedging relationships
Foreign exchange contracts	Other (income)/expense	$ *	Other (income)/expense	$ *
Interest rate swap contracts	Other (income)/expense	—	Other (income)/expense	—

Total Derivatives		$ *		$ *

	Three months ended June 30,		Six months ended June 30,
	2009		2009
	Location of (Gain)/Loss	Amount of (Gain)/Loss	Location of (Gain)/Loss	Amount of (Gain)/Loss
(in thousands)(unaudited)	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income
Derivatives not designated as hedging instruments under Statement 133
Forward exchange contracts	Other income	$(31,788)	Other income	$(31,841)

Total Derivatives		$(31,788)		$(31,841)

*	De minimus amount recognized in the hedge relationship.
Concentration of Credit Risk
     Our derivatives instruments have an element of risk in that the counterparties may be unable to meet the terms of the agreements. We attempt to minimize this risk by limiting the counterparties to a diverse group of highly-rated domestic and international financial institutions. In the event of non-performance by these counterparties, the asset position carrying values of our financial instruments represent the maximum amount of loss we could incur as of June 30, 2009. However, we do not expect to record any losses as a result of counterparty default in the foreseeable future. We do not require and are not required to pledge collateral for these financial instruments. The Company does not use derivative financial instruments for speculation or trading purposes nor for activities other than risk management, and we are not a party to leveraged derivatives. In addition, we do not carry any master netting arrangements to mitigate the credit risk. The Company continually evaluates the costs and benefits of its hedging program.
     Other financial instruments that potentially subject us to concentrations of credit risk are cash and cash equivalents, investments, and accounts receivable. We attempt to minimize the risks related to cash and cash equivalents and investments by using highly-rated financial institutions that invest in a broad and diverse range of financial instruments. We have established guidelines relative to credit ratings and maturities intended to maintain safety and liquidity. Concentration of credit risk with respect to accounts receivable is limited due to our large and diverse customer base, which is dispersed over different geographic areas. Allowances are maintained for potential credit losses and such losses have historically been within our expectations. Our investment portfolio is maintained in accordance with our investment policy which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer.

Inventories
     Inventories consisted of the following:

	June 30,	December 31,
(in thousands)	2009	2008
	(unaudited)
Raw materials and components	$99,807	$94,332
Work in process (materials, labor and overhead)	53,355	58,091
Finished goods (materials, labor and overhead)	210,796	204,858
Adjustment to write up acquired finished goods inventory to fair value	610	62,748

Total inventories, net	$364,568	$420,029

Property and Equipment
     Property and equipment consisted of the following:

	Estimated	June 30,	December 31,
(in thousands)	useful life	2009	2008
		(unaudited)
Land	—	$132,635	$127,197
Building and improvements	1-50 years	365,023	363,385
Machinery and equipment	1-10 years	322,970	304,389
Internal use software	1-10 years	134,808	124,305
Construction in process	—	104,952	71,641

Total property and equipment		1,060,388	990,917
Accumulated depreciation and amortization		(291,753)	(242,861)

Total property and equipment, net		$768,635	$748,056

Goodwill and Other Intangible Assets
     The $271.4 million increase in goodwill on the consolidated balance sheet from December 31, 2008 to June 30, 2009 was the result of $247.1 million in additions, adjustments, and purchase price allocations to goodwill related to the AB merger and $25.4 million in foreign currency translation adjustments, offset by $1.1 million in goodwill adjustments related to other mergers.
     Intangible assets consisted of the following:

	June 30, 2009			December 31, 2008
	Weighted			Weighted
	average	Gross carrying	Accumulated	average	Gross carrying	Accumulated
(in thousands)	Life	amount	amortization	Life	amount	amortization
		(unaudited)
Amortized intangible assets:
Purchased technology	7 years	$1,083,747	$(656,547)	8 years	$1,056,395	$(605,864)
Purchased tradenames and trademarks	9 years	317,132	(71,702)	9 years	314,312	(55,174)
Purchased customer base	12 years	1,422,009	(108,123)	12 years	1,421,925	(48,344)
Other intellectual property	5 years	246,456	(55,771)	5 years	235,304	(34,238)

Total intangible assets		$3,069,344	$(892,143)		$3,027,936	$(743,620)

Intangible assets not subject to amortization:
Purchased tradenames and trademarks		$7,451			$7,451

     Amortization expense related to intangible assets for the three months ended June 30, 2009 and 2008 was $70.9 million and $17.4 million, respectively and for the six months ended June 30, 2009 and 2008 was $141.8 million and $34.3 million, respectively. Estimated aggregate amortization expense is expected to be $143.6 million for the remainder of fiscal year 2009. Estimated aggregate amortization expense for fiscal years 2010, 2011, 2012 and 2013 is $277.9 million, $269.3 million, $253.5 million and $241.2 million, respectively.
     In addition, the Company recorded $2.1 million and zero of amortization expense in “other income (expense)” for the three months ended June 30, 2009 and 2008, respectively, and $4.8 million and zero for the six months ended June 30, 2009 and 2008, respectively, in connection with its joint venture investment.
Comprehensive Income (Loss)
     Total comprehensive income consisted of the following:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, unaudited)	2009	2008	2009	2008
Net income, as reported	$38,943	$46,874	$54,546	$100,351
Unrealized loss on investments, net of related tax effects	—	(473)	—	(1,469)
Realized (gain) loss on hedging transactions, reclassed into earnings, net of related tax effects	368	—	(846)	—
Unrealized gain (loss) on hedging transactions, net of related tax effects	(3,483)	—	11,963	—
Foreign currency translation adjustment, net of related tax effects	88,600	(2,700)	73,819	48,036

Total comprehensive income	$124,428	$43,701	$139,482	$146,918

Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2009	2008
	(unaudited)
Accrued hedge liabilities	$14,615	$58,602
Accrued royalties	51,015	50,794
Accrued warranty	12,061	12,616
Accrued other	109,704	113,406

Total accrued expenses and other current liabilities	$187,395	$235,418

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
     At the effective time of the merger, each outstanding share of AB stock was converted into the right to receive either a combination of cash and shares of Life Technologies common stock or all cash or all shares of Life Technologies common stock, in each case subject to the election and allocation procedures provided in the prospectus as selected by the shareholder. The consideration was based on the 20 day weighted average price of the Company immediately preceding the merger date. Based on the weighted average closing price prior to the merger the ultimate consideration paid under Emerging Issues Task Force (EITF) abstract 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, the

value was $22.25 per share with $1,801.8 million paid in stock and $3,229.2 million paid in cash and $23.8 million related to the exchange of AB stock options for Life Technologies stock options.
     Had the merger with AB been completed as of the beginning of 2008, the Company’s pro forma results for the six months ended June 30, 2008 would have been as follows:

2008
(in thousands, except per share data)	(unaudited)
Revenue	$1,590,440
Operating Income	207,943
Net Income	138,729
Earnings per Share:
Basic	$0.80
Diluted	$0.78
Basic Weighted Average Shares	173,187
Diluted Weighted Average Shares	178,297
     The primary adjustments relate to the purchase accounting impacts of the acquired intangible assets and increased debt associated with the merger. The above pro forma information was determined based on historical GAAP results adjusted for the purchase price allocation and estimated related changes in income associated with the merger with AB. Excluded from the pro forma results are purchase accounting adjustments related to in-process research and development, the fair market value adjustment of inventory and deferred revenue as these adjustments do not reflect ongoing operations. Additionally, the Company excluded the impact of the expense associated with the acceleration of equity vesting and discontinuation of hedging relationships associated with the Applied Biosystems merger as these adjustments do not reflect ongoing operations as if the Companies merged on January 1, 2008.
     The Company is still finalizing the allocation of the purchase price. The Company expects to complete the allocation of the purchase price during fiscal year 2009. The components of the preliminary purchase price allocation for AB as of June 30, 2009 are as follows:

Purchase Consideration:
(in thousands)
Fair value of common stock issued to AB Shareholders	$1,801,770
Fair value of Life Technologies options exchanged for AB options	23,773
Cash paid to AB shareholders	3,229,192
Transaction costs	38,847
Cash acquired	(529,181)

$4,564,401

Allocation of Purchase Price:
(in thousands)
Current assets	$901,018
Property, plant, and equipment	392,458
Acquired intangible assets	2,167,400
In-process research and development	65,400
Goodwill	2,580,484
Other assets	392,163
Liabilities assumed	(1,934,522)

$4,564,401

The acquired identified intangible assets with definite lives from the merger with AB are as follows:

Acquired Intangible Assets
(in thousands)
Customer relationships	$1,396,000
Purchased technology	342,700
Acquired tradenames	239,700
PCR royalty contracts	189,000

$2,167,400

     The weighted-average amortization periods for intangible assets with definite lives are: 12 years for customer relationships, 7 years for purchased technology, 9 years for tradenames and 5 years for acquired PCR Royalty contracts. The acquired purchase technology relates to Applied Biosystems Molecular Cell Biology business which includes the SOLiD high throughput instruments and consumables, genomic assays technology for both research and applied markets, functional analysis and the Proteomics and Small Molecule business which includes Mass Spectrometry. The acquired tradenames primarily relate to the acquired Applied Biosystems and Ambion tradenames. The Company amortizes these intangibles based on the straight line method of amortization, which approximates the timing of expected cash flows of the acquired intangibles.
     The Company allocated $65.4 million of the purchase price in connection with the merger to purchased in-process research and development. This amount estimates the fair value of various acquired in-process projects that have not yet reached technological feasibility and do not have future alternative use as of the date of the merger. The in-process research and development is primarily related to the ongoing research projects which seek to enhance the Company’s current technology platform. The Company included this allocated value into expense as a separate line item on the financial statements as of the date of the merger.
     The purchase price exceeded the value of acquired tangible and identifiable intangible assets, and therefore the Company has allocated $2,580.5 million to goodwill. Of this allocation of purchase price to goodwill, none is expected to be deductible for tax purposes. Included in the goodwill amount is $1,056.3 million related to deferred tax liabilities recorded as a result of the inability to deduct intangible amortization expense associated with the merger. The Company’s tax cost basis in the intangible assets is zero requiring an adjustment to the deferred tax liability to properly capture the Company’s ongoing tax rate. The remainder of the goodwill balance is related to estimated synergies in the purchase price and non-capitalizable intangible assets (i.e. employee workforce) acquired in association with the merger. The Company anticipates cost savings and revenue synergies as a result of the combination of the two businesses. The cost savings are expected to be driven by operating efficiencies and elimination of redundant positions as well as the elimination of duplicate facilities. Revenue synergies are expected to be driven by increased market presence and leveraging of the combination of reagent and instrument sales platforms.
     As part of the merger with AB, the Company acquired a joint venture, Applied Biosystems/MDS Analytical Technologies Instruments, of which the Company is a 50% owner. The Company accounts for its investment in the joint venture totaling $335.2 million using the equity method, consistent with the guidance in APB No. 18, The Equity Method of Accounting for Investments in Common Stock, the Company believes the equity method is appropriate as where the Company is unable to unilaterally influence the operating or financial decisions of the investee, shares in the risks and rewards of all related business activities and the joint venture is a stand alone legal entity. The Company accounts for the results of the joint venture in the Consolidated Statements of Operations in the “other income/(expense)” line. The Company accounts for non-operating and stand alone assets and liabilities, which includes goodwill and intangibles associated with the acquisition, of the joint venture in the “long term investment” line in the Consolidated Balance Sheet. The Company continues to assign value and allocate the purchase price to the various acquired components of the Applied Biosystems merger, including the valuation of the acquired joint venture. Due to the nature of the joint venture, with sales, distribution and service commingled with the Company’s operations, operating assets and liabilities specifically related to the joint venture are commingled or inseparable. As a result, for operating assets and liabilities the Company records these assets in the functional operating asset and liability classifications which represent the underlying asset or liability and do not record these assets or liabilities in the “long term investment” account.
     The Company has undertaken restructuring activities in connection with the AB merger. These activities, which have been accounted for in accordance with Emerging Issues Task Force (EITF) Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, have primarily included one-time termination costs, specifically severance costs related to duplicative positions and change in control agreements, to mostly sales, finance, IT, research and development, and manufacturing employees of AB. The restructuring plan does also include charges associated with closure of certain AB leased facilities and one-time relocation costs to AB employees, whose employment positions have been moved to another location. The Company expects that the restructuring plan will result in approximately $105.1 million in restructuring costs, of which approximately $89.5 million will be one-time termination costs, $3.0 million will be one-time relocation costs and $12.6 million will be site closure costs. In accordance with EITF Issue No. 95-3, the Company will finalize its restructuring plan no later than one year from the date of the AB merger. Upon finalization of the restructuring plan for less than the expected amount, any excess reserves will be reversed with a corresponding decrease in goodwill. If the finalization of the restructuring plan exceeds the expected amount, any additional costs will be recorded in business consolidation costs in the Consolidated Statements of Operations.

     The following table summarizes the restructuring activity in connection with the AB merger for the period ended June 30, 2009, as well as the remaining restructuring accrual in the Consolidated Balance Sheets at June 30, 2009:

	One-Time	One-Time	One-Time
	Termination	Site Closure	Relocation
(in thousands) (unaudited)	Costs	Costs	Costs	Total
Restructuring accrual at December 31, 2008	$65,502	$—	$379	$65,881
Additional costs recorded to goodwill	15,577	1,547	666	17,790
Amounts paid	(52,068)	(63)	(218)	(52,349)
Foreign currency translation	(16)	—	—	(16)

Restructuring accrual at June 30, 2009	$28,995	$1,484	$827	$31,306

Business Consolidation Costs
     The Company continues to integrate recent and pending acquisitions into its operations and recorded approximately $28.9 million and $1.4 million for the three months ended June 30, 2009 and 2008, respectively, and $56.3 million and $1.9 million for the six months ended June 30, 2009 and 2008, respectively, related to these efforts. Expenses for the three and six months ended June 30, 2009 related primarily to integration and restructuring efforts currently underway related to the AB merger, as well as severance and other costs associated with previous acquisitions and consolidations. For details on the restructuring plan, refer to Note 10 “Restructuring Costs”.
4. Long-Term Debt
     Long-term debt consisted of the following:

	June 30,	December 31,
	2009	2008
(in thousands)	(unaudited)
3 1/4% Convertible Senior Notes (principal due 2025), net of unamortized discount	$332,236	$328,114
1 1/2% Convertible Senior Notes (principal due 2024), net of unamortized discount	400,620	391,924
2% Convertible Senior Notes (principal due 2023), net of unamortized discount	331,033	322,774
Term Loan A (principal due 2013)	1,365,000	1,400,000
Term Loan B (principal due 2015)	992,500	997,500
Secured Loan (principal due 2010)	35,375	35,600
Capital leases	497	508

Total debt	3,457,261	3,476,420
Less current portion	(115,000)	(80,000)

Total long-term debt	$3,342,261	$3,396,420

     In November 2008, the Company entered into a $2,650.0 million credit agreement (the Credit Agreement) consisting of a revolving credit facility of $250.0 million, a term loan A facility of $1,400.0 million, and a term loan B facility of $1,000.0 million. The credit agreement governing the Company’s new credit facilities contains financial maintenance covenants, including a maximum leverage ratio and minimum fixed charge coverage ratio.
     For the revolving credit facility and the term loan A, interest is computed based on the Company’s leverage ratio as shown below:

Pricing	Total Leverage			Revolving Credit
Level	Ratio	LIBOR Rate	Base Rate	Commitment Fee
1	≥ 3.0:1	LIBOR + 2.50%	Base Rate + 1.50%	0.500%
2	< 3.0:1 but ≥ 2.5:1	LIBOR+2.25%	Base Rate + 1.25%	0.375%
3	< 2.5:1 but ≥ 2.0:1	LIBOR+2.00%	Base Rate + 1.00%	0.375%
4	< 2.0:1	LIBOR+1.50%	Base Rate + 0.50%	0.250%
     For the period ended June 30, 2009, the interest on the revolving credit facility and the term loan A was at Pricing Level 1, which was LIBOR plus 2.50%, and the term loan B was at the Base Rate plus 2.00%. As a result, the Company recognized interest expense, net of hedging transactions, of $14.4 million and $13.0 million based on the weighted average interest rates of 3.44% and 5.25% for term loan A and term loan B, respectively, for the three months ended June 30, 2009, and $27.7 million and $25.9 million based on the weighted average interest rates of 3.36% and 5.25% for term loan A and term loan B, respectively, for the six months ended June 30, 2009. In association with the term loan agreement, the Company entered into swap agreements for $1,000.0 million that convert variable rate interest payments to fixed rate interest payments. For further discussion on the Company’s interest rate swap, refer to Note 2 of the Notes to Consolidated Financial Statements. The Company made principal payments of $17.5 million and $2.5 million for term loan A and term loan B, respectively, for the three months ended June 30, 2009, and $35.0 million and $5.0 million for term loan A and term loan B, respectively, for the six months ended June 30, 2009.
     Effective January 1, 2009, the Company adopted the provisions of FSP APB14-1 Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement) with the retrospective application for our outstanding $1,150 million of Convertible Senior Notes, consisting of $350.0 million related to the 2% Convertible Senior Note (2023 Note), $450.0 million related to the 1 1/2% Convertible Senior Note (2024 Note) and $350.0 million related to the 3 1/4% Convertible Senior Note (2025 Note). Upon adoption of FSP APB14-1, the Company retroactively recognized the carrying amount of $100.0 million, $129.8 million, and $47.6 million for the equity components of the 2023, 2024 and 2025 Notes, respectively, with deferred tax impacts of $39.1 million, $50.7 million and $18.6 million for the 2023, 2024 and 2025 Notes, respectively, and a liability component classified in long term debt of $250.0 million, $320.2 million and $302.4 million for the 2023, 2024 and 2025 Notes, respectively.
     As of June 30, 2009, the net carrying amount of convertible debt was $1,063.8 million, of which $331.0 million, $400.6 million and $332.2 million pertained to the 2023, 2024 and 2025 Notes, respectively. Additionally at June 30, 2009 is an unamortized debt discount of $18.9 million, $49.4 million and $17.8 million for the 2023, 2024 and 2025 Notes, respectively, which is expected to be recognized over a weighted average period of 2.2 years. The Company recognized total interest cost of $16.9 million and $16.4 million for the three months ended June 30, 2009 and 2008, respectively, and $33.7 million and $32.5 million for the six months ended June 30, 2009 and 2008, respectively, based on the effective interest rates of 7.21%, 6.10% and 5.95% for the 2023, 2024 and 2025 Notes, respectively. The interest expense consisted of $6.3 million and $6.4 million of contractual interest based on the stated coupon rate and $10.6 million and $10.0 million of amortization of the discount on the liability component for the three months ended June 30, 2009 and 2008, respectively. The interest expense consisted of $12.6 million and $12.7 million of contractual interest based on the stated coupon rate and $21.1 million and $19.8 million of amortization of the discount on the liability component for the six months ended June 30, 2009 and 2008, respectively.
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
5. Lines of Credit
     In November 2008, the Company entered into a revolving credit facility of $250.0 million (the Revolving Credit Facility) with Bank of America, N.A. Interest rates on outstanding borrowings are determined by reference to LIBOR or to an alternate base rate, with margins determined based on changes in the Company’s leverage ratio. Under the credit agreement governing the Company’s new credit facilities, the Company has the right to make up to three requests to increase the aggregate commitments under the revolving credit facility and/or term loan facilities in an aggregate principal amount for all such requests of up to $500.0 million, provided certain conditions are met. The Credit Agreement requires the Company to meet certain financial covenants, including a maximum consolidated leverage ratio and minimum fixed charge ratio, and includes certain other restrictions, including restrictions limiting acquisitions, indebtedness, stock repurchases, capital expenditures and asset sales. If necessary, the Company currently anticipates using the proceeds of the Revolving Credit Facility for the purpose of general working capital and capital expenditures and/or other capital needs as they may arise. As of June 30, 2009, the Company has issued $14.3 million in letters of credit under the revolving credit facility, and accordingly, the remaining available credit is $235.7 million.
     At June 30, 2009, the Company’s foreign subsidiaries in China, Japan, and India had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The credit facilities bear interest at a fixed rate, the respective bank’s prime rate, or the Japan TIBOR rate. The U.S. dollar equivalent of these facilities totaled $12.9 million, none of which was outstanding at June 30, 2009. Additionally, the Company’s Japan subsidiary has an outstanding letter of credit with a U.S. dollar equivalent of $1.0 million at June 30, 2009 to support its import duty.
     The weighted average interest rate of the Company’s total lines of credit was 3.11% at June 30, 2009.

6. Commitments and Contingencies
Letters of Credit
     The Company had outstanding letters of credit totaling $42.1 million at June 30, 2009, of which $11.7 million was to support liabilities associated with the Company’s self-insured worker’s compensation programs, $6.0 million was to support its building lease requirements, $23.4 million was to support performance bond agreements, and $1.0 million was to support duty on imported products.
Executive Employment Agreements
     The Company has employment contracts with key executives that provide for the continuation of salary if terminated for reasons other than cause, as defined in those agreements. At June 30, 2009, future employment contract commitments for such key executives were approximately $28.4 million for the remainder of fiscal year 2009.
Contingent Acquisition Obligations
     As a result of prior year acquisitions, the Company may have payment obligations based on percentages of future sales of certain products and services; however, such amounts could not be reasonably estimated as of June 30, 2009. Several of the purchase agreements the Company has entered into do not limit the payments to a maximum amount, nor do they restrict the payments deadline. In addition, several of the purchase agreements may require cash payments of approximately $59.7 million by the Company based upon the achievement of certain technological and patent milestones, some without restriction of the payment deadline. For acquisitions accounted for under SFAS 141, Business Combinations, the Company will account for any such contingent payments as an addition to the purchase price of the acquired company accordingly. For acquisitions accounted for under SFAS 141R, Business Combinations, these obligations will be accounted for at fair value at the time of acquisition with subsequent revisions reflected in the Statement of Operations. For the six months ended June 30, 2009, none of the contingent payments have been earned or paid.
Environmental Liabilities
     As a result of the merger with Applied Biosystems Inc., the Company assumed certain environmental exposures. At June 30, 2009, the environmental reserves, which are not discounted, were approximately $2.6 million, including current reserves of $2.5 million. In addition, some of the assumed environmental reserves are covered under insurance policies. At June 30, 2009, the Company also has receivables of approximately $1.1 million, of which $1.0 million is included in short-term assets, for expected reimbursements under the insurance policies.
     The Company assumed certain environmental exposures as a result of the merger with Dexter Corporation in 2000 and recorded reserves to cover estimated environmental clean-up costs. The environmental reserves, which are not discounted, were approximately $6.7 million at June 30, 2009, and include current reserves of $0.8 million. In addition, the Company has an insurance policy to cover these assumed environmental exposures.
     Based upon currently available information, the Company believes that it has adequately provided for these environmental exposures and that the outcome of these matters will not have a material adverse effect on its consolidated results of operations.
Litigation
     The Company is subject to potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted. These matters have arisen in the ordinary course and conduct of the Company’s business, as well as through acquisitions, and some are expected to be covered, at least partly, by insurance. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters that are pending or may be asserted could be decided unfavorably to the Company. Although the amount of liability at June 30, 2009 with respect to these matters cannot be ascertained, the Company believes that any resulting liability should not materially affect its consolidated financial statements.
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
Leases
     We provide lease-financing options to our customers through third party financing companies. For some leases, the financing companies have recourse to the Company for any unpaid principal balance upon default by the customer. The leases typically have terms of two to three years and are secured by the underlying instrument. In the event of default by a customer, we would repossess the underlying instrument and reimburse the financing company to the extent of the recourse provisions. We record revenues from these transactions on the completion of installation and acceptance of products and maintain a reserve for estimated losses on all lease transactions with recourse provisions based on historical default rates and current economic conditions. At June 30, 2009, the financing companies’ outstanding balance of lease receivables with recourse to us was $11.5 million. We believe that we could recover the entire balance from the resale of the underlying instruments in the event of default by all customers subject to recourse provisions.
Pension Benefits
     As part of the Applied Biosystems’ divestiture of the Analytical Instruments business in fiscal 1999, the purchaser of the Analytical Instruments business is paying for the pension benefits for employees of a former German subsidiary. However, we guaranteed payment of these pension benefits should the purchaser fail to do so, as these payment obligations were not transferable to the buyer under German law. The guaranteed payment obligation, which approximated $49.8 million at June 30, 2009, is not expected to have a material adverse effect on the Consolidated Financial Statements.
Product Warranties
     We accrue warranty costs for product sales at the time of shipment based on historical experience as well as anticipated product performance. Our product warranties extend over a specified period of time ranging up to two years from the date of sale depending on the product subject to warranty. The product warranty accrual covers parts and labor for repairs and replacements covered by our product warranties. We periodically review the adequacy of our warranty reserve, and adjust, if necessary, the warranty percentage and accrual based on actual experience and estimated costs to be incurred. At June 30, 2009 and December 31, 2008, the outstanding balance of product warranties was $12.1 million and $12.6 million, respectively.
     The following table provides the analysis of the warranty reserve for the six months ended June 30, 2009 and 2008:

(in thousands) (unaudited)	2009	2008
Balance at January 1	$12,616	$213
Accruals for warranties	6,106	—
Settlements made during the year	(6,705)	—
Currency translation	44	—

Balance at June 30	$12,061	$213

7. Pension Plans and Postretirement Health and Benefit Program
     The Company has several defined benefit pension plans covering its U.S. employees and employees in several foreign countries.
     The components of net periodic pension cost or (benefit) for the Company’s pension plans and postretirement benefits plans for the three and six months ended June 30, 2009 and 2008, respectively were as follows:

	Domestic Plans
	Three months ended		Six months ended
	June 30,		June 30,
(in thousands) (unaudited)	2009	2008	2009	2008
Service cost (benefit)	$76	$(20)	$151	$—
Interest cost	9,128	819	18,243	1,591
Expected return on plan assets	(8,258)	(942)	(17,116)	(1,853)
Amortization of prior service cost	—	—	—	—
Amortization of actuarial loss	896	19	955	109

Net periodic pension cost (benefit)	$1,842	$(124)	$2,233	$(153)

	Postretirement Plans
	Three months ended		Six months ended
	June 30,		June 30,
(in thousands) (unaudited)	2009	2008	2009	2008
Service cost	$53	$—	$106	$—
Interest cost	912	87	1,833	157
Expected return on plan assets	(46)	(150)	(195)	(299)
Amortization of prior service cost	60	60	120	120
Amortization of actuarial loss	244	149	393	299

Net periodic pension cost	$1,223	$146	$2,257	$277

	Foreign Plans
	Three months ended		Six months ended
	June 30,		June 30,
(in thousands) (unaudited)	2009	2008	2009	2008
Service cost	$1,151	$651	$2,296	$1,234
Interest cost	1,196	935	2,358	1,839
Expected return on plan assets	(883)	(829)	(1,735)	(1,634)
Amortization of actuarial loss	59	62	123	125

Net periodic pension cost	$1,523	$819	$3,042	$1,564

8. Income Taxes
          Income taxes are determined using an estimated annual effective tax rate applied against income, and then adjusted for the tax impacts of certain significant and discrete items. For the six months ended June 30, 2009, the Company treated the release of a $25 million valuation allowance relating to a capital loss carry forward and $14.6 million in capital gains tax related to ongoing corporate restructuring as discrete items for which the tax effect was recognized separately from the application of the estimated annual effective tax rate. Excluding the impact of the discrete items, the effective tax rate is 24.2%.
          In accordance with FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), the Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.
          The following table summarizes the activity related to our unrecognized tax benefits:

	June 30, 2009	December 31, 2008
(in thousands)	(unaudited)
Gross unrecognized tax benefits at January 1	$74,904	$27,784
Increases in tax positions for prior years	10	26
Decreases in tax positions for prior years	(4)	(1,293)
Increases in tax positions for current year relating to ongoing operations	1,977	5,981
Increases in tax positions for current year relating to acquisition	5,487	46,200
Decreases in tax positions due to settlements with taxing authorities	—	(3,794)

Gross unrecognized tax benefits	$82,374	$74,904

          When combined with interest and other indirect tax benefits when recognized, the $82.4 million of gross unrecognized tax benefits become $82.8 million in net unrecognized tax benefits, and of which, $79.4 million would reduce our income tax expense and effective tax rate, if recognized after the measurement period. In conjunction with the adoption of FIN48, the Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2009, the total amount of accrued income tax-related interest and penalties included in the consolidated statement of operations was $5.1 million, and $11.5 million in the consolidated statement of financial position.

          It is reasonably possible that there will be a reduction to the balance of unrecognized tax benefits up to $45.0 million in the next twelve months.
          The Company is subject to routine compliance reviews on various tax matters around the world in the ordinary course of business. Currently, income tax audits are in Argentina, Austria, Belgium, Canada, China, Hungary, Israel, Italy, Japan, Norway, Singapore, Switzerland, United Kingdom, and the United States.
9. Stock Repurchase Program
     In July 2007, the Board of Directors of the Company (Board) approved a program authorizing management to repurchase up to $500.0 million of common stock over the next three years, of which $265.0 million remains open and available for purchase at June 30, 2009. Under this plan, the Company repurchased 1.2 million shares at a total cost of approximately $100.0 million for the year ended December 31, 2008. The cost of repurchased shares are included in treasury stock and reported as a reduction in stockholders’ equity. The amount of stock the Company is able to repurchase is limited by the covenants of the new debt financing associated with the Applied Biosystems merger.
10. Restructuring Costs
     In November 2008, the Company completed the merger with Applied Biosystems to form a company that combines both businesses into a global leader in biotechnology reagents and instrument systems dedicated to improving the human condition. In connection with the merger and also the desire to achieve synergies associated with economies of scale, the Company initiated a restructuring plan to provide one-time termination costs, specifically severance and retention bonuses, to those employees whose employment positions would be eliminated and one-time relocation costs to those employees whose employment positions would be relocated. The restructuring plan also includes closure of certain leased facilities that will no longer be used in the Company’s operations. The costs included in this restructuring plan relate to facilities and employees existing at the Company prior to the merger with Applied Biosystems. We estimate the total restructuring expenses to be incurred in connection with the restructuring plan will be approximately $25.5 million. Of this total, approximately $19.0 million relates to one-time termination costs and $4.0 million relates to one-time relocation costs. The remaining $2.5 million relates to site closures. We anticipate that we will incur these restructuring expenses through 2010. The restructuring plan associated with the acquisition of AB accounted for under GITF 95-3 is disclosed under Note 3 “Business Combination’s and Consolidation Costs”.
     During the three and six months ended June 30, 2009, $5.0 million and $6.8 million, respectively, of one-time termination costs and $0.8 million and $2.5 million, respectively, of one-time relocation costs were included in business consolidation costs in the Consolidated Statements of Operations in accordance with Statement of Financial Accounting Standards (SFAS) 146, Accounting for Costs Associated with Exit or Disposal Activities. During the three and six months ended June 30, 2009, $0.2 million and $0.3 million, respectively, of one-time site closure costs were also included in business consolidation costs.
     The following table summarizes the charges and spending relating to the restructuring plan:

	One-Time	One-Time	One-Time
	Termination	Site Closure	Relocation
(in thousands) (unaudited)	Costs	Costs	Costs	Total
Restructuring reserves as of December 31, 2008	$3,218	$—	$—	$3,218
Charged to expenses	6,795	252	2,538	9,585
Amounts paid	(2,605)	(13)	(759)	(3,377)
Foreign currency translation	226	3	—	229

Restructuring reserves as of June 30, 2009	$7,634	$242	$1,779	$9,655

Cumulative amount incurred to date	$10,332	$252	$2,538	$13,122
11. Subsequent Events
     The Company has completed an evaluation of all subsequent events through August 6, 2009, which is the issuance date of these Consolidated Financial Statements and concluded one subsequent event occurred that required disclosure. On July 24th, 2009, the Company paid approximately $200.0 million to reduce the obligations under Term Loan B (as discussed in Note 4 “Long-Term Debt”). With the extinguishment of the debt, the Company will record a loss on the extinguishment of approximately $6.8 million in the third quarter of 2009 related to the acceleration of debt issuance costs.

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
Forward-looking Statements
     Some of the statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the Federal Securities Laws. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will”, “expect”, “estimate,” “project,” “positioned,” “strategy,” “outlook,” and similar words. You should read statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to, those detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.
OVERVIEW
     Revenues for the three and six months ended June 30, 2009 were $832.8 million and $1,608.5 million, respectively, with net income of $38.9 million and $54.5 million, respectively.
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
     We offer many different products and services, and are continually developing and/or acquiring others. Some of our specific product categories include the following:
•	“High-throughput” gene cloning and expression technology, which allows customers to clone and expression-test genes on an industrial scale.

•	Pre-cast electrophoresis products, which improve the speed, reliability and convenience of separating nucleic acids and proteins.

•	Antibodies, which allow researchers to capture and label proteins, visualize their location through use of Molecular Probes dyes and discern their role in disease.

•	Magnetic beads, which are used in a variety of settings, such as attachment of molecular labels, nucleic acid purification, and organ and bone marrow tissue type testing.

•	Molecular Probes fluorescence-based technologies, which facilitate the labeling of molecules for biological research and drug discovery.

•	Transfection reagents, which are widely used to transfer genetic elements into living cells enabling the study of protein function and gene regulation.

•	PCR and Real Time PCR systems and reagents, which enable researchers to amplify and detect targeted nucleic acids (DNA and RNA molecules) for a host of applications in molecular biology.

•	Cell culture media and reagents used to preserve and grow mammalian cells, which are used in large scale cGMP bio-production facilities to produce large molecule biologic therapies.

•	RNA Interference reagents, which enable scientists to selectively “turn off” genes in biology systems to gain insight into biological pathways.

•	Capillary electrophoresis and massively parallel SOLiD(tm) DNA sequencing systems and reagents, which are used to discover sources of genetic and epigenetic variation, to catalog the DNA structure of organisms de novo, to verify the composition of genetic research material, and to apply these genetic analysis discoveries in markets such as forensic human identification.

•	High performance mass spectrometer systems which are used in numerous applications such as drug discovery and clinical development of therapeutics as well as in basic biological research, food and beverage quality testing, environmental testing, and other applied or clinical research applications.
     The principal markets for our products include the life sciences research market and the biopharmaceutical production market. We divide our principal market and customer base into principally three categories:
     Life science researchers. The life sciences research market consists of laboratories generally associated with universities, medical research centers, government institutions such as the United States National Institutes of Health, or the NIH, and other research institutions as well as biotechnology, pharmaceutical, diagnostic, energy, agricultural, and chemical companies. Researchers at these institutions are using our products and services in a broad spectrum of scientific activities, such as: searching for drugs or other techniques to combat a wide variety of diseases, such as cancer and viral and bacterial disease; researching diagnostics for disease identification or prognosis or for improving the efficacy of drugs to targeted patient groups; and assisting in vaccine design, bioproduction, and agriculture. Our products and services provide the research tools needed for genomics studies, proteomics studies, gene splicing, cellular analysis, and other key research applications that are required by these life science researchers. In addition, our research tools are important in the development of diagnostics for disease determination as well as identification of patients for more targeted therapy.
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
     During the current fiscal year, we have adopted FSP APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 requires retrospective application upon adoption hence there was a material adverse impact on the results of operations and earnings per share in the current fiscal year. We adopted SFAS 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles- a replacement of SFAS 162, SFAS 165, Subsequent Events, FSP SFAS No 115-2 and SFAS 124-2, Recognition and presentation of Other-Than-Temporary Impairments, and FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Values of Financial Instruments, in the interim period beginning April 1, 2009. In addition, we adopted SFAS 132R-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, the ratification of EITF 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, SFAS 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, SFAS 141R, Business Combinations, and SFAS 157, Fair Value Measurements for non-financial assets and liabilities due to the deferral period provided by FSP 157-2, Effective Date of SFAS 157. For additional information on the recent accounting pronouncements impacting our business, see Note 1 of the Notes to Consolidated Financial Statements.
RESULTS OF OPERATIONS
Second Quarter of 2009 Compared to the Second Quarter of 2008
     The following table compares revenues and gross margin for the second quarter of 2009 and 2008:

	Three months ended
	June 30,
(in millions)(unaudited)	2009	2008	Increase	% Increase
Molecular Biology Systems	$399.1	$162.8	$236.3	145%
Cell Systems	200.7	192.2	8.5	4%
Genetic Systems	232.6	12.8	219.8	NM
Corporate and other	0.4	—	0.4	NM

Total revenues	$832.8	$367.8	$465.0	126%

Total gross profit	$481.6	$225.1	$256.5	114%
Total gross profit margin %	57.8%	61.2%
Revenue
     The Company’s revenues increased by $465.0 million or 126% for the second quarter of 2009 compared to the second quarter of 2008. The increase in revenue is driven primarily by an increase of $476.0 million due to the acquisition of AB. The remaining year over year change in revenue was due to increases of $11.9 million in volume and pricing offset by decreases of $23.8 million in unfavorable currency impacts including hedging.
     As of January 1, 2009, we aligned our business under four divisions — Molecular Biology Systems, Genetic Systems, Cell Systems and Mass Spectrometry. The Mass Spectrometry division is comprised of a 50% interest in a joint venture that the Company acquired as a part of the AB acquisition. The Company accounts for this investment using the equity method. Our share of earnings or losses, including revenue, is included in other income. The Molecular Biology Systems (MBS) division includes the molecular biology based technologies including basic and real-time PCR, RNAi, DNA synthesis, thermo-cycler instrumentation, cloning and protein expression profiling and protein analysis. Revenue in this division increased by $236.3 million or 145% in the second quarter of 2009 compared to the second quarter of 2008. This increase was driven primarily by $236.2 million from the acquisition of AB and $11.1 million in increased volume and pricing, partially offset by $11.6 million in unfavorable currency impacts including hedging. The Cell Systems (CS) division includes all product lines used in the study of cell function, including cell culture media and sera, stem cells and related tools, cellular imaging products, antibodies, drug discovery services, and cell therapy related products. Revenue in this division increased $8.5 million or 4% in the second quarter of 2009 compared to the second quarter of 2008. This increase was driven primarily by $16.4 million from the acquisition of AB and $3.6 million in increased volume and pricing, partially offset by

$11.3 million in unfavorable currency impacts including hedging. The Genetic System (GS) division includes sequencing systems and reagents, including capillary electrophoresis and the SOLiD system, as well as reagent kits developed specifically for applied markets, such as forensics, food safety and pharmaceutical quality monitoring. Revenue in this division increased by $219.8 million in the second quarter of 2009 compared to the second quarter of 2008 driven primarily by the acquisition of AB.
Gross Profit
     Gross profit increased $256.5 million or 114% in the second quarter of 2009 compared to the second quarter of 2008. The increase in gross profit was primarily due to the acquisition of AB, offset by an increase of $53.5 million in purchased intangible assets amortization. Amortization expense related to purchased intangible assets acquired in our business combinations was $70.9 million for the second quarter of 2009 compared to $17.4 million for the second quarter of 2008. The increase was the result of the amortization of intangibles resulting from the acquisition of AB.
Operating Expenses
The following table compares operating expenses for the second quarter of 2009 and 2008:

	Three months ended June 30,
	2009		2008
		As a		As a
	Operating	percentage of	Operating	percentage of
(in millions)(unaudited)	expense	revenues	expense	revenues	$ Increase	% Increase
Operating Expenses:
Selling, general and administrative	$253.0	30%	$115.5	31%	$137.5	119%
Research and development	81.8	10%	33.2	9%	48.6	146%
Business consolidation costs	28.9	3%	1.4	—	27.5	NM
     Selling, general and administrative. For the second quarter of 2009, selling, general and administrative expenses increased $137.5 million or 119% compared to the second quarter of 2008. This increase was driven primarily by $122.6 million related to the acquisition of AB, an increase of $8.5 million in compensation, bonus and benefits, an increase of $4.8 million related to a legal settlement charge, and an increase of $4.2 million in outside services partially offset by $5.1 million in favorable currency impacts.
     Research and development. For the second quarter of 2009, research and development expenses increased $48.6 million or 146% compared to the second quarter of 2008. This increase was driven primarily by $47.5 million related to the acquisition of AB and an increase of $0.9 million in outside services partially offset by $1.5 million in favorable currency impacts.
     Business Consolidation Costs. Business consolidation costs for the second quarter of 2009 were $28.9 million, compared to $1.4 million in the second quarter of 2008, and represent costs associated with our integration efforts related to AB and to realign our business and consolidate certain facilities. Included in these costs are various activities related to the acquisition which were associated with combining the two companies and consolidating redundancies. Also included in these expenses are one time expenses associated with third party providers assisting in the realignment of the two companies. We expect to continue to incur business consolidation costs throughout 2009 as we further consolidate operations and facilities and realign the previously existing businesses.
Other Income (Expense)
     Interest Income
     Interest income was $0.7 million for the second quarter of 2009 compared to $5.3 million for the second quarter of 2008. The decrease was primarily due to economic conditions leading to lower interest rates and a lower balance in cash and cash equivalents as a result of the purchase price paid for the AB acquisition.
     Interest income in the future will be affected by changes in short-term interest rates and changes in cash balances, which may materially increase or decrease as a result of acquisitions, debt repayment, stock repurchase programs and other financing activities.
     Interest Expense
     Interest expense was $49.7 million for the second quarter of 2009 compared to $17.3 million for the second quarter of 2008. The increase in interest expenses was driven by the interest incurred on the $2,400 million of debt issued in November 2008 in connection with the acquisition of AB.

     The Company adopted FSP APB14-1during the first quarter of 2009 and as a result has incurred an additional $10.6 million in expense in the second quarter of 2009 and has restated the prior year accounts to include $10.0 million in expense related to the adoption in the second quarter of 2008.
     Other Income (Expense), Net
     Other expense, net, was $0.6 million for the second quarter of 2009 compared to $0.4 million for the same period of 2008. Included in the second quarter of 2009 was a net gain of $8.3 million related to our interest in the joint venture. This gain included $14.5 million in income from operations of the joint venture offset by $6.2 million in expenses associated with the amortization of purchased intangibles and amortization of deferred revenue fair market value adjustments, which all are directly attributable to the joint venture. This gain was primarily offset by $8.9 million in foreign currency losses and other miscellaneous items.
     Provision for Income Taxes
     The provision for income taxes as a percentage of pre-tax income from continuing operations was 42.9% for the second quarter of 2009 compared with 25.2% for the second quarter of 2008. The increase in the effective tax rate was primarily attributable to $14.6 million of tax related to ongoing corporate restructuring incurred in the second quarter, without which the effective tax rate for the second quarter of 2009 would have been 21.6%.
First Six Months of 2009 compared to First Six Months of 2008
     The following table compares revenues and gross margin for the first six months of 2009 and 2008:

	Six months ended
	June 30,
(in millions)(unaudited)	2009	2008	Increase	% Increase
Molecular Biology Systems	$765.6	$325.0	$440.6	136%
Cell Systems	392.4	368.9	23.5	6%
Genetic Systems	451.8	24.1	427.7	NM
Corporate and other	(1.3)	—	(1.3)	NM

Total revenues	$1,608.5	$718.0	$890.5	124%

Total gross profit	$866.3	$443.9	$422.4	95%
Total gross profit margin %	53.9%	61.8%
Revenue
     The Company’s revenues increased by $890.5 million or 124% for the first six months of 2009 compared to the first six months of 2008. The increase in revenue is driven primarily by an increase of $911.3 million due to the acquisition of AB. The remaining year over year change in revenue was due to increases of $26.6 million in volume and pricing offset by decreases of $4.9 million in lower settlement revenue and $41.2 million in unfavorable currency impacts including hedging.
     Revenue in the MBS division increased by $440.6 million or 136% in the first half of 2009 compared to the same period of 2008. This increase was driven primarily by $448.7 million from the acquisition of AB and $15.5 million in increased volume and pricing, partially offset by $4.9 million in lower settlement revenue and $19.7 million in unfavorable currency impacts including hedging. Revenue in the CS division increased by $23.5 million or 6% during the first half of 2009 compared to the first half of 2008. This increase was driven primarily by $32.1 million from the acquisition of AB and $12.6 million in increased volume and pricing, partially offset by $20.1 million in unfavorable currency impacts including hedging. Revenue in the GS division increased by $427.7 million in the first half of 2009 compared to the first half of 2008 driven primarily by the acquisition of AB.
Gross Profit
     Gross profit increased $422.4 million or 95% in the first six months of 2009 compared to the same period of 2008. The increase in gross profit was primarily due to the acquisition of AB, offset by an increase of $107.5 million in purchased intangible assets amortization. Amortization expense related to purchased intangible assets acquired in our business combinations was $141.8 million for the first six months of 2009 compared to $34.3 million for the first six months of 2008. The increase was the result of the amortization of intangibles resulting from the acquisition of AB.

Operating Expenses
The following table compares operating expenses for the first six months of 2009 and 2008:

	Six months ended June 30,
	2009		2008
		As a		As a
	Operating	percentage of	Operating	percentage of
(in millions)(unaudited)	expense	revenues	expense	revenues	$ Increase	% Increase
Operating Expenses:
Selling, general and administrative	$494.1	31%	$229.3	32%	$264.8	115%
Research and development	162.1	10%	63.8	9%	98.3	154%
Business consolidation costs	56.3	4%	1.9	—	54.4	NM
     Selling, general and administrative. For the first six months of 2009, selling, general and administrative expenses increased by $264.8 million or 115% compared to the first six months of 2008. This increase was driven primarily by $239.7 million related to the acquisition of AB, an increase of $13.6 million in compensation, bonus and benefits, an increase of $7.4 million in outside services, an increase of $4.8 million related to a legal settlement charge, and an increase of $2.3 million in depreciation and other expenses, partially offset with $5.3 million in favorable currency impacts.
     Research and development. For the first six months of 2009, research and development expenses increased by $98.3 million or 154% compared to the first six months of 2008. This increase was driven primarily by $96.2 million related to the acquisition of AB, ,a $2.1 million increase in compensation, bonus, benefits, and an increase of $1.5 million in outside services, partially offset by decreases in favorable currency impacts of $0.9 million.
     Business Consolidation Costs. Business consolidation costs for the first six months of 2009 were $56.3 million, compared to $1.9 million in the first six months of 2008, and represent costs associated with our integration efforts related to AB and to realign our business and consolidate certain facilities. Included in these costs are various activities related to the acquisition which were associated with combining the two companies and consolidating redundancies. Also included in these expenses are one time expenses associated with third party providers assisting in the realignment of the two companies. We expect to continue to incur business consolidation costs throughout 2009 as we further consolidate operations and facilities and realign the previously existing businesses.
Other Income (Expense)
     Interest Income
     Interest income was $2.1 million for the first six months of 2009 compared to $14.3 million for the first six months of 2008. The decrease was primarily due to economic conditions leading to lower interest rates and a lower balance in cash and cash equivalents as a result of the purchase price paid for the AB acquisition.
     Interest income in the future will be affected by changes in short-term interest rates and changes in cash balances, which may materially increase or decrease as a result of acquisitions, debt repayment, stock repurchase programs and other financing activities.
     Interest Expense
     Interest expense was $97.8 million for the first six months of 2009 compared to $34.4 million for the first six months of 2008. The increase in interest expenses was driven by the interest incurred on the $2,400 million of debt issued in November 2008 in connection with the acquisition of AB.
     The Company adopted FSP APB14-1in the first quarter of 2009 and as a result has incurred an additional $21.1 million in expense in the first half of 2009 and has restated the prior year accounts to include $19.8 million in expense related to the adoption in the first half of 2008.
     Other Income (Expense), Net
     Other income (expense), net, was $(0.4) million for the first six months of 2009 compared to $1.4 million for the same period of 2008. Included in the first six months of 2009 was a net gain of $7.9 million related to our interest in the joint venture. This gain included $23.5 million in income from operations of the joint venture offset by $15.6 million in expenses associated with the amortization of purchased intangibles, amortization of inventory fair market value adjustments and amortization of deferred revenue fair market value adjustments, which all are directly attributable to the joint venture. This gain was primarily offset by $8.3 million in foreign currency losses and other miscellaneous items.

     Provision for Income Taxes
     The provision for income taxes as a percentage of pre-tax income from continuing operations was 5.3% for the first six months of 2009 compared with 23.9% for the first six months of 2008. Based on certain tax planning strategies developed during the first six months of 2009, the Company was able to release $25.0 million of valuation allowance relating to a capital loss carry forward offset by $14.6 million of tax related to ongoing corporate restructuring incurred in the second quarter. The effective tax rate for 2009 would have been 24.2% without the impact of the release of the valuation allowance and additional tax costs related to ongoing corporate restructuring.
     The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate without the discrete items are as follows:

Statutory U.S. federal income tax rate	35.0%
State income tax	1.2
Foreign earnings taxed at non-U.S. rates (includes a significant benefit relating to the Singapore tax exemption grant)	(18.5)
Repatriation of other foreign earnings, net of related benefits	9.8
Credits and incentives	(6.6)
Non-deductible compensation & other adjustments	1.8
Other	1.5

Effective income tax rate	24.2%

LIQUIDITY AND CAPITAL RESOURCES
     Cash and cash equivalents were $483.6 million at June 30, 2009, an increase of $147.7 million from December 31, 2008 primarily due to cash provided by operating activities of $251.1 million and cash from financing activities of $9.8 million offset by cash used in investing activities of $146.7 million, and an increase of $33.5 million in the US dollar value of cash at our foreign subsidiaries. Cash flow from discontinued operations is included in the Consolidated Statements of Cash Flows.
     Operating Activities. Operating activities provided net cash of $251.1 million through the second quarter of 2009 primarily from our net income of $54.5 million plus net noncash charges of $334.4 million, partially offset by a decrease in cash from operating assets and liabilities of $137.9 million. Non-cash charges were primarily comprised of amortization of intangibles of $147.2 million, amortization of purchased fair market inventory adjustments of $62.1 million, depreciation of $55.0 million, stock based compensation expense of $27.6 million, amortization of purchased deferred revenue adjustments of $23.2 million and non-cash interest expense of $21.1 million resulting from the adoption of APB 14-1. The decrease in cash within operating assets and liabilities was mainly due to a $53.6 million net decrease in income tax liabilities, a $33.9 million decrease in accounts payable, accrued expenses and other liabilities, a $56.5 million increase in trade accounts receivable, and a $6.9 million increase in inventories and other assets, partially offset by a $12.9 million decrease in prepaid expenses and other current assets.
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
     Investing Activities. Net cash used in investing activities through the second quarter of 2009 was $146.7 million. The cash was used for purchases of property plant and equipment of $67.9 million, $45.3 million in additional cash considerations associated with the acquisition of Applied Biosystems, $24.5 million in asset purchases from third parties as well as $8.9 million on purchases of investments.
     The Company has undertaken restructuring activities in connection with the merger of Applied Biosystems, which primarily include one-time termination benefits related to elimination of duplicative positions, mostly in manufacturing research and development functions, and executive termination and change in control agreements. The restructuring plan also includes charges associated with closure of certain leased facilities and relocation costs. As a result of the plan, the Company expects to achieve operating efficiencies in future periods related to salary and overhead costs specifically related to its selling, general and administrative and research and development costs. As of June 30, 2009, the Company had recorded liabilities of $31.3 million related to this plan. The Company plans to continue to incur restructuring charges until the completion of its plan, which is expected to be by mid 2010. Total restructuring expenditures are estimated to be approximately $105.1 million, of which $86.7 million was incurred in the financial statements since the inception of the plan.
     At June 30, 2009, the Company holds $35.4 million in AAA rated auction rate securities. Beginning in February 2008, auctions failed for the Company’s holdings because sell orders exceeded buy orders. As a result of the failed auctions, the Company is holding illiquid securities because the funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. In August 2008, UBS announced that it has agreed to a settlement in principle with the Securities and Exchange Commission (SEC) and other state regulatory agencies represented by North American Securities Administrators Association to restore liquidity to all remaining clients who hold auction rate securities. UBS committed to repurchase auction rate securities from their private clients at par beginning January 1, 2009. During six months ended June 30, 2009, UBS repurchased $0.2 million auction rate securities at par from the Company. The Company intends to have the settlement completed by July 2012. Until UBS fully redeems the Company’s auction rate securities, UBS has loaned to the Company the par value of the auction rate securities with the underlying auction rate securities as the collateral. The Company will be charged interest on the loan equal to the interest earned on the auction rate securities during this period. As a result, the Company already has access to cash associated with these auction rate securities and does not believe there are liquidity concerns associated with these instruments.
     Financing Activities. Net cash provided by financing activities through the second quarter of 2009 was $9.8 million. The primary drivers were proceeds from the exercise of employee stock options and purchase rights of $48.3 million partially offset by $40.0 million from principal payments on long term obligations.
     In November 2008, the Company entered into a $2,650.0 million Credit Agreement consisting of the Revolving Credit Facility of $250.0 million, a term loan A facility of $1,400.0 million, and a term loan B facility of $1,000.0 million to fund a portion of the cash consideration paid as part of the Applied Biosystems merger. The remainder of the borrowing was used to pay for merger transaction costs, to facilitate normal operations, and to refinance credit facility outstanding previous to the merger. The Credit Agreement requires the Company to meet certain financial covenants, including a maximum consolidated leverage ratio and minimum fixed charge ratio, and includes certain other restrictions, including restrictions limiting acquisitions, indebtedness, stock repurchases, capital expenditures and asset sales. For the period ended June 30, 2009, the interest on the revolving credit facility and the term loan A was LIBOR plus 2.50% and the term loan B was at the Base Rate plus 2%. Aggregate interest and principal paid on the credit facilities were $46.0 million and $40.0 million, respectively, for the six months ended June 30, 2009. The Company has issued $14.3 million in letters of credit through the new revolving credit facility, and, accordingly, the remaining credit available under that facility is $235.7 million.
     The Company’s foreign subsidiaries in China, Japan, and India had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The U.S. dollar equivalent of these facilities totaled $12.9 million, none of which was outstanding at June 30, 2009.
     We believe our current cash and cash equivalents, investments, cash provided by operations and interest income earned thereon and cash available from bank loans and lines of credit will satisfy our working capital requirements for the foreseeable future. Our future capital requirements and the adequacy of our available funds will depend on many factors, including future business acquisitions, future stock or debt repayment or repurchases, scientific progress in our research and development programs and the magnitude of those programs, our ability to establish collaborative and licensing arrangements, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and competing technological and market developments. We may seek to retire or repurchase our outstanding debt. Such repurchases or exchanges will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors and it may have a material impact to our financial results. In light of the current market conditions surrounding the credit market, the risk of the inability to obtain credit in the market is a potential risk. We believe that our annual positive cash flow generation and secured financing arrangements allow the company to mitigate this risk and ensures the company has the necessary working capital requirements to fund continued operations. We intend to continue our strategic investment activities in new product development, in-licensing technologies and acquisitions that support our platforms. In the event additional funding needs arise, we may obtain cash through new debt or stock issuance, or a combination of sources. The Company believes in the event of a necessary refinancing in the next four years, the Company will have access to the funding to complete such a refinancing.
OFF BALANCE SHEET ARRANGEMENTS
     The Company does not have any material off balance sheet arrangements. For further discussion on the Company’s commitments and contingencies, refer to Note 6 “Commitments and Contingencies” in the notes to the Consolidated Financial Statements.
CONTRACTUAL OBLIGATIONS
     We did not enter into any material contractual obligations during the three months ended June 30, 2009. We have no material contractual obligations not fully recorded on our Consolidated Balance Sheets or fully disclosed in the Notes to our Consolidated Financial Statements.
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
     Foreign Currencies
     As of June 30, 2009, the Company had $432.7 million of accounts receivable and $39.4 million of accounts payable, respectively, denominated in a foreign currency. The Company has accounts receivables and payables denominated in both the functional currency of the legal entity as well as receivables denominated in a foreign currency that differs from the functional currency of the legal entity. For receivables and payables denominated in the currency of the parent’s functional currency, the Company does not have financial statement risk, and therefore does not hedge such transactions. For those receivables denominated in a currency that differs from the functional currency of the parent, the Company hedges such transactions to prevent financial statement risk (refer to Note 2 “Financial Instruments for more information on the Company’s hedging programs). As a result, a hypothetical movement in foreign currency rates would not be expected to have a material financial statement impact on the settlement of these outstanding receivables and payables.
     We have operations in Europe, Asia-Pacific and the Americas. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. Some of our reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in exchange rates because they may become worth more or less than they were worth at the time we entered into the transaction due to changes in exchange rates. Both realized and unrealized gains and losses on the value of these receivables and payables were included in other income and expense in the Consolidated Statements of Operations. Net currency exchange loss recognized on business transactions, net of hedging transactions, was $8.3 million for the three months ended June 30, 2009 and $6.8 million for the six months ended June 30, 2009, and such losses are included in other expense in the Consolidated Statements of Operations
     The Company’s intercompany foreign currency receivables and payables are primarily concentrated in the euro, British pound sterling, Canadian dollar and Japanese yen. Historically, we have used foreign currency forward contracts to mitigate foreign currency risk on these intercompany foreign currency receivables and payables. At June 30, 2009, we had $912.1 million in foreign currency forward contracts outstanding to hedge currency risk on specific receivables and payables, both intercompany and as mentioned above, for third party receivables denominated in a currency that differs from the legal entity’s functional currency. These foreign currency forward contracts as of June 30, 2009, which settle in July 2009 through November 2009, effectively fix the exchange rate at which these specific receivables and payables will be settled in, so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying receivables and payables. The Company does not have any material un-hedged foreign currency intercompany receivables or payables at June 30, 2009.
     The notional principal amounts provide one measure of the transaction volume outstanding as of period end, but do not represent the amount of our exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.
     Cash Flow Hedges
     The ultimate U.S. dollar value of future foreign currency sales generated by our reporting units is subject to fluctuations in foreign currency exchange rates. The Company’s intent is to limit this exposure from changes in currency exchange rates through hedging. When the dollar strengthens significantly against the foreign currencies, the decline in the U.S. dollar value of future foreign currency revenue is offset by gains in the value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the opposite occurs. The Company uses foreign currency forward contracts to mitigate foreign currency risk on forecasted foreign currency sales which are expected to be settled within the next twelve months. The change in fair value prior to their maturity was accounted for as cash flow hedges, and recorded in other comprehensive income, net of tax, in the Consolidated Balance Sheets according to SFAS 133. To the extent any portion of the forward contracts is determined to not be an effective hedge, the increase or decrease in value prior to the maturity was recorded in other income or expense in the consolidated statements of operations.
     During the six months ended June 30, 2009, the Company did not recognize material net losses related to the ineffective portion of its hedging instruments in other expense in the Consolidated Statements of Operations. No hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring. The Company continually monitors the probability of forecasted transactions as part of the hedge effectiveness testing. As of June 30, 2009, the Company had $254.6 million in foreign currency forward contracts outstanding to hedge currency risk under SFAS 133, and the fair value of foreign currency forward contracts is reported in other current assets or other current liabilities in the Consolidated Balance Sheet as appropriate. The Company reclasses deferred gains or losses reported in accumulated other comprehensive income into revenue when the underlying foreign currency sales occur and are recognized in consolidated earnings. The Company uses inventory turnover ratio for each international operating unit to align the timing of a hedged item and a hedging instrument to impact the Consolidated Statements of Operations during the same reporting period. At June 30, 2009, the Company expects to reclass $4.0 million of net gains on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months. At June 30, 2009, a hypothetical 10% change in foreign currency rates against the U.S. dollar would result in a decrease or an increase of $22.0 million in the fair value of foreign currency derivatives accounted under cash flow hedges. Actual gains or losses could differ materially from this analysis based on changes in the timing and amount of currency rate movements.

     Commodity Prices
          Our exposure to commodity price changes relates to certain manufacturing operations that utilize certain commodities such as raw materials. We manage our exposure to changes in those prices primarily through our procurement and sales practices.
     Interest Rates
     Our investment portfolio is maintained in accordance with our investment policy which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The fair value of our cash equivalents, marketable securities, and derivatives is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness or our own credit risk. The Company uses credit default swap spread to derive risk-adjusted discount rate to measure the fair value of some of our financial instruments. At June 30, 2009, we had $960.5 million in cash, cash equivalents, restricted cash, short term investments and long term investments, of which cash, cash equivalents, restricted cash and short term investments are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of $582.6 million of our cash, cash equivalents, restricted cash, and short term investments at June 30, 2009, as these consisted of highly liquid securities with maturities of less than three months. Any gains or losses derived from the change in fair market value in our long term investments, other than auction rate securities and the related put option, will not be recognized in our statement of operations until the investment is sold or if the reduction in fair value was determined to be an other-than-temporary impairment. The Company recognized $5.4 million of other-than-temporary impairment against the investments in the Primary Reserve Funds during the six months ended June 30, 2009 as a result of updated net asset value (NAV) published by the Reserve Fund. The Company accounts for $335.2 million of its long term investment in the joint venture under the equity method and $7.3 million of its long term investments in non-publicly traded companies under the cost method, thus, changes in market interest rates would not be expected to have an impact on these investments. Gain or losses from the changes in market interest rates in other long term investment of $35.4 million will be recognized in our statement of operations immediately, however $35.4 million of securities and the related put option would have a limited risk exposure to the changes in market interest rates as such securities’ interest rates are reset frequently. A hypothetical 10% increase or decrease in interest rates would not be expected to have a material impact on $35.4 million of our investments.
     Due to the nature of the Company’s variable rate debt, a hypothetical 10% increase or decrease in applicable rates would have a pretax impact of $9.9 million on interest expense for the next twelve months on term loan A and term loan B. To mitigate this risk, the Company entered into interest rate swap agreements that effectively convert variable rate interest payments to fixed rate interest payments for notional amounts of $1,000.0 million in January 2009, which are expected to be settled in January 2012 for $300.0 million and January 2013 for $700.0 million, to manage variability of cash flows in the interest payments on a portion of the term loan A facility and also to comply with the term loan agreement. The change in fair value prior to their maturity is accounted for as cash flow hedges, and recorded in other comprehensive income, net of tax, in the Consolidated Balance Sheets according to SFAS 133. To the extent any portion of the swap agreements is determined to not be an effective hedge, the increase or decrease in value prior to the maturity was recorded in other income or expense in the Consolidated Statements of Operations. During the six months ended June 30, 2009, there was no recognized gain or loss related to the ineffective portion of its hedging instruments in other expense in the Consolidated Statements of Operations. No hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring. The Company continuously monitors the probability of forecasted transactions as part of the hedge effectiveness testing.
     Fair Value Measurements
     The Company adopted SFAS 157, Fair Value Measurement, which requires certain financial and non-financial assets and liabilities measured at fair value using a three tiered approach. The assets and liabilities which used level 3 or significant unobservable inputs to measure the fair value represent an insignificant portion of total Company’s financial positions at June 30, 2009. $16.7 million was transferred out of level 3 for the six months ended June 30, 2009, of which $5.4 million was due to the other-than-temporary impairment of our holdings in the Reserve Primary Money Market Fund (Fund), $11.1 million was the third and fourth cash distributions by the Fund, and $0.2 million related to settlement on auction rate securities with UBS. The Company believes the remaining balance of the Fund, $1.8 million, is recoverable as this investment is going to fully liquidate and distribute its holdings. Additionally, the Company has already received a cash loan for the value of the auction rate securities, and therefore does not believe there is any credit risk. For further discussion on the Company’s fair value measurements and valuation methodologies, refer to Note 2 of the Notes to Consolidated Financial Statements.

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
     As of the end of the period covered by this report (the Evaluation Date), an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the Evaluation Date was carried out under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
On April 30, 2009, our stockholders approved our 2009 Equity Incentive Plan and an increase in available shares of our common stock under the Invitrogen Corporation 1998 Employee Stock Purchase Plan. As we prepared registration statements on Form S-8 to register the shares approved by our stockholders, we discovered that we had inadvertently failed to file with the SEC certain registration statements relating to our securities under the Invitrogen Corporation 1998 Employee Stock Purchase Plan. In 2006 and 2008, stockholders approved additional shares for issuance under our Invitrogen Corporation 1998 Employee Stock Purchase Plan. We recently discovered that the issuances of these additional shares were never registered. Consequently, between October 2006 and April 2009, we issued approximately 1.5 million shares under this plan out of 176,339,485 shares currently outstanding (as of August 3, 2009).
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
ITEM 3. Defaults Upon Senior Securities
     None.

ITEM 4. Submission of Matters to a Vote of Security Holders
          (a) The Annual Meeting of Stockholders was held on April 30, 2009.
          (b) See (c) below
          (c) PROPOSAL I. The following members of the Board of Directors were elected to serve for three years and until their successors are elected and qualified:

	Total Votes for	Total Votes Withheld
	Each Director	from Each Director	Term Expires
Donald W. Grimm	142,485,775	11,478,173	2012
Gregory T. Lucier	147,436,443	6,527,505	2012
Per A. Peterson, Ph.D.	148,807,472	5,156,476	2012
William S. Shanahan	148,698,032	5,265,916	2012
The following member of the Board of Directors was elected to serve for one year and until his successor is elected and qualified:

	Total Votes for	Total Votes Withheld
	Each Director	from Each Director	Term Expires
Arnold J. Levine, Ph.D.	149,622,104	4,341,844	2010
The following members of the Board of Directors were previously elected to serve for terms expiring in 2010 and until their successors are elected and qualified:
George F. Adam, Jr.
Raymond V. Dittamore
Bradley G. Lorimier
David C. U’Prichard, Ph.D.
The following members of the Board of Directors were previously elected to serve for terms expiring in 2011 and until their successors are elected and qualified:
Balakrishnan S. Iyer
William H. Longfield
Ronald A. Matricaria
W. Ann Reynolds, Ph.D.
PROPOSAL II. A proposal to ratify the appointment of Ernst & Young as independent auditors for the Company for the Company’s fiscal year ending December 31, 2009 was approved by 144,049,144 affirmative votes vs. 9,809,838 negative votes vs. 104,966 abstentions and broker non-votes.
PROPOSAL III. A proposal to amend the Invitrogen Corporation 1998 Employee Stock Purchase Plan was approved by 132,442,187 affirmative votes vs. 4,669,138 negative votes vs. 16,852,623 abstentions and broker non-votes. Invitrogen Corporation is a legacy company to the Company.
PROPOSAL IV. A proposal to adopt the Life Technologies Corporation 1999 Employee Stock Purchase Plan, formerly known as the Applera Corporation 1999 Employee Stock Purchase Plan was approved by 131,794,714 affirmative votes vs. 5,389,685 negative votes vs. 16,779,549 abstentions and broker non-votes. Applera Corporation is a legacy company of Applied Biosystems, Inc., which is a legacy company of the Company.
PROPOSAL V. A proposal to adopt the Company’s 2009 Equity Incentive Plan was approved by 113,337,010 affirmative votes vs. 23,526,279 negative votes vs. 17,100,659 abstentions and broker non-votes.
ITEM 5. Other Information
     None.
ITEM 6. Exhibits
Exhibits: For a list of exhibits filed with this report, refer to the Index to Exhibits.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFE TECHNOLOGIES CORPORATION

Date: August 6, 2009
	By:	/s/ David F. Hoffmeister
David F. Hoffmeister
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

2.1	Agreement and Plan of Merger by and among Invitrogen Corporation, Atom Acquisition, LLC and Applera Corporation dated as of June 11, 2008.(1)

2.2	Amendment No. 1 to Agreement and Plan of Merger by and among Invitrogen Corporation, Atom acquisition, LLC and Applied Biosystems Inc., dated as of September 9, 2008.(2)

2.3	Amendment No. 2 to Agreement and Plan of Merger by and among Invitrogen Corporation, Atom acquisition, LLC and Applied Biosystems Inc., dated as of October 15, 2008.(3)

3.1	Restated Certificate of Incorporation of Life Technologies.(4)

3.2	Fourth Amended and Restated Bylaws of Life Technologies.(5)

4.1	Specimen Common Stock Certificate.(6)

4.2	2% Convertible Senior Notes Due 2023, Registration Rights Agreement, by and among Life Technologies and UBS Securities LLC and Credit Suisse First Boston LLC, as Initial Purchasers, dated August 1, 2003.(7)

4.3	Indenture, by and between Life Technologies and U.S. Bank National Association, dated August 1, 2003.(7)

4.4	11/2% Convertible Senior Notes Due 2024, Registration Rights Agreement, by and among Life Technologies and UBS Securities LLC and Bear Stearns & Co Inc., as Initial Purchasers, dated February 19, 2004.(8)

4.5	Indenture, by and between Life Technologies and U.S. Bank National Association, dated February 19, 2004.(8)

4.6	Indenture, by and between Life Technologies and U.S. Bank National Association, dated as of December 14, 2004.(9)

4.7	3.25% Convertible Senior Notes Due 2025, Registration Rights Agreement, by and among Life Technologies and UBS Securities LLC and Banc of America Securities LLC., as Initial Purchasers, dated June 20, 2005.(10)

4.8	3.25% Convertible Senior Notes Due 2025, Indenture, by and between Life Technologies and U.S. Bank National Association, dated June 20, 2005.(10)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on June 16, 2008 (File No. 000-25317).

(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on June 16, 2008 (File No. 000-25317).

(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on October 15, 2008 (File No. 000-25317).

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-25317), as amended.

(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on July 27, 2009 (File No. 000-25317).

(6)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-68665).

(7)	Incorporated by reference to Registrant’s Registration Statement on Form S-3, filed on October 29, 2003. (File No. 333-110060).

(8)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2004 (File No. 000-25317).

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004 (File No. 000-25317), as amended.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on June 24, 2005 (File No. 000-25317).