Form 10-Q
period 2009-09-30
Life Technologies Corp
filed 2009-11-05
CIK 1073431

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ or No ☑
As of November 2, 2009, 178,337,721 shares of the Registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
LIFE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$518,936	$335,930
Short-term investments	9,347	—
Restricted cash and investments	52,172	112,387
Trade accounts receivable, net of allowance for doubtful accounts of $11,997 and $14,649, respectively	596,541	580,907
Inventories, net	373,673	420,029
Deferred income tax assets	23,214	25,563
Prepaid expenses and other current assets	132,829	137,355

Total current assets	1,706,712	1,612,171

Long-term investments (includes $35,100 and $35,600 measured at fair value, respectively)	371,663	490,853
Property and equipment, net	783,432	748,056
Goodwill	3,852,122	3,574,779
Intangible assets, net	2,116,034	2,291,767
Deferred income tax assets	36,889	—
Other assets	156,993	181,133

Total assets	$9,023,845	$8,898,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$442,241	$80,000
Accounts payable	178,263	204,279
Restructuring accrual	27,280	69,099
Deferred compensation and related benefits	243,929	231,851
Deferred revenues and reserves	114,665	81,166
Accrued expenses and other current liabilities	214,941	235,418
Accrued income taxes	91,802	105,429

Total current liabilities	1,313,121	1,007,242

Long-term debt	2,798,483	3,396,420
Pension liabilities	204,646	201,833
Deferred income tax liabilities	684,921	674,215
Income taxes payable	109,026	65,128
Other long-term obligations, deferred credits and reserves	103,777	97,383

Total liabilities	5,213,974	5,442,221

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock; $0.01 par value, 6,405,884 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value, 400,000,000 shares authorized; 193,848,091 and 189,629,084 shares issued, respectively	1,938	1,896
Additional paid-in-capital	4,670,591	4,508,259
Accumulated other comprehensive loss	(1,775)	(98,807)
Retained earnings	105,292	9,610
Less cost of treasury stock: 16,213,029 and 16,158,839 respectively	(966,175)	(964,420)

Total stockholders’ equity	3,809,871	3,456,538

Total liabilities and stockholders’ equity	$9,023,845	$8,898,759

See accompanying notes to unaudited consolidated financial statements.

LIFE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the three months		For the nine months
	ended September 30,		ended September 30,
(Unaudited)	2009	2008	2009	2008
Revenues	$800,729	$361,696	$2,409,229	$1,079,705
Cost of revenues	266,499	125,865	866,912	365,688
Purchased intangibles amortization	71,445	17,677	213,217	51,995

Gross profit	462,785	218,154	1,329,100	662,022

Operating expenses:
Selling, general and administrative	240,016	118,301	734,125	347,562
Research and development	82,724	31,430	244,843	95,235
Purchased in-process research and development	—	18,901	—	18,901
Business integration costs	23,345	14,176	79,635	16,090

Total operating expenses	346,085	182,808	1,058,603	477,788

Operating income	116,700	35,346	270,497	184,234

Other income (expense):
Interest income	1,009	6,263	3,092	20,535
Interest expense	(47,792)	(17,448)	(145,628)	(51,889)
Loss on early extinguishment of debt	(6,814)	—	(6,814)	—
Other income (expense)	2,627	(629)	2,190	808

Total other expense, net	(50,970)	(11,814)	(147,160)	(30,546)

Income from continuing operations, before provision for income taxes	65,730	23,532	123,337	153,688
Income tax provision	(24,594)	(4,756)	(27,655)	(35,918)

Net income from continuing operations	41,136	18,776	95,682	117,770
Net income from discontinued operations, net of tax	—	—	—	1,359

Net income	$41,136	$18,776	$95,682	$119,129

Basic earnings per common share:
Net income from continuing operations	$0.23	$0.20	$0.55	$1.28
Net income from discontinued operations	—	—	—	0.01

Net income	$0.23	$0.20	$0.55	$1.29

Weighted average shares outstanding	176,387	92,298	174,941	92,357
Diluted earnings per common share:
Net income from continuing operations	$0.22	$0.19	$0.53	$1.21
Net income from discontinued operations	—	—	—	0.01

Net income	$0.22	$0.19	$0.53	$1.22

Weighted average shares outstanding	183,428	96,995	179,326	97,329
See accompanying notes to unaudited consolidated financial statements.

LIFE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the nine months
	ended September 30,
	2009	2008
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$95,682	$119,129
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of businesses acquired and divested:
Depreciation	82,838	30,387
Amortization of intangible assets	221,409	51,995
Amortization of deferred debt issue costs	21,467	2,501
Amortization of purchased inventory adjustments	62,747	1,409
Amortization of purchased deferred revenue adjustments	30,184	—
Share-based compensation	42,847	33,030
Incremental tax benefits from stock options exercised	(7,652)	(16,972)
Deferred income taxes	21,334	(3,823)
Loss on disposal of assets	3,607	1,194
Purchased in-process research and development	—	18,901
Debt discount amortization	31,870	29,874
Other non-cash adjustments	66	1,675
Changes in operating assets and liabilities:
Trade accounts receivable	(10,689)	(3,906)
Inventories	(9,146)	(23,069)
Prepaid expenses and other current assets	12,671	10,539
Other assets	7,357	(10,401)
Accounts payable	(37,985)	11,752
Accrued expenses and other liabilities	4,260	(8,055)
Income taxes	(121,845)	(11,619)

Net cash provided by operating activities	451,022	234,541

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of available-for-sale securities	—	24,930
Purchases of investments	(9,970)	(3,397)
Net cash paid for business combinations	(24,782)	(56,964)
Net cash paid for asset purchases	(25,176)	(21,007)
Purchases of property and equipment	(103,640)	(52,846)
Proceeds from sale of assets	3,942	—
Proceeds from asset divestitures	15,239	—

Net cash used in investing activities	(144,387)	(109,284)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term obligations	(275,000)	(142)
Purchase of treasury stock	(1,755)	(104,139)
Incremental tax benefits from stock options exercised	7,652	16,972
Proceeds from issuance of common stock	116,641	44,252
Capital lease payments	(323)	—

Net cash used in financing activities	(152,785)	(43,057)
Effect of exchange rate changes on cash	29,156	(15,265)

Net increase in cash and cash equivalents	183,006	66,935
Cash and cash equivalents, beginning of period	335,930	606,145

Cash and cash equivalents, end of period	$518,936	$673,080

See accompanying notes to unaudited consolidated financial statements.

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
Financial Statement Preparation
     The unaudited consolidated financial statements have been prepared by Life Technologies Corporation according to the rules and regulations of the Securities and Exchange Commission (SEC) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. The Company has evaluated subsequent events through November 4, 2009, the date the Financial Statements were issued.
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
     In connection with the acquisition of Applied Biosystems, Inc. (AB) and resulting reorganization, the Company has determined it operates as one operating segment in accordance with The Financial Accounting Standards Board (FASB) Accounting Standards Codification, or ASC, Topic of Segment Reporting. The Company believes our chief operating decision maker (CODM) makes decisions based on the Company as a whole. In addition, the Company shares the common basis of organization, types of products and services which derive revenues and consistent product margins, and the economic environments. Accordingly, the Company operates and bases decisions as one reporting unit. The Company will disclose the revenues for each of its internal divisions to allow the reader of the financial statements the ability to gain transparency into the operations of the Company in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We have restated historical divisional revenue information to conform to the current year presentation.
Long-Lived Assets
     The Company periodically re-evaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of its long-lived assets. The criteria used for these evaluations include management’s estimate of the asset’s continuing ability to generate income from operations and positive cash flow in future periods as well as the strategic significance of any intangible asset to the Company’s business objectives. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets, which is determined by applicable market prices, when available. The Company did not recognize a significant impairment during the period.

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
     Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur from the following items:
•	Convertible subordinated notes where the effect of those securities is dilutive;

•	Dilutive stock options;

•	Dilutive restricted stock; and

•	Dilutive Employee Stock Purchase Plan (ESPP)
     Computations for basic and diluted earnings per share are as follows:

	Net Income	Shares	Earnings
(in thousands, except per share data) (unaudited)	(Numerator)	(Denominator)	Per Share
Three Months Ended September 30, 2009
Basic earnings per share:
Net income from continuing operations	$41,136

Total basic earnings	$41,136	176,387	$0.23

Diluted earnings per share:
Dilutive stock options	—	4,312
Dilutive restricted stock	—	221
Employee Stock Purchase Plan	—	59
2% Convertible Senior Notes due 2023	22	2,449

Net income from continuing operations plus assumed conversions	41,158

Total diluted earnings	$41,158	183,428	$0.22

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		4,825
3 1/4% Convertible Senior Notes due 2025		7,124
1 1/2% Convertible Senior Notes due 2024		8,821
Three Months Ended September 30, 2008
Basic earnings per share:
Net income from continuing operations	$18,776

Total basic earnings	$18,776	92,298	$0.20

Diluted earnings per share:
Dilutive stock options	—	2,302
Dilutive restricted stock	—	366
Employee Stock Purchase Plan	—	13
2% Convertible Senior Notes due 2023	25	1,940
1 1/2% Convertible Senior Notes due 2024	9	76

Net income from continuing operations plus assumed conversions	$18,810

Total diluted earnings	$18,810	96,995	$0.19

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		4,415
3 1/4% Convertible Senior Notes due 2025		7,124

	Net Income	Shares	Earnings
(in thousands, except per share data) (unaudited)	(Numerator)	(Denominator)	Per Share
Nine Months Ended September 30, 2009
Basic earnings per share:
Net income from continuing operations	$95,682
Net income from discontinued operations, net of tax	—

Total basic earnings	$95,682	174,941	$0.55

Diluted earnings per share:
Dilutive stock options	—	2,860
Dilutive restricted stock	—	287
Employee Stock Purchase Plan	—	59
2% Convertible Senior Notes due 2023	148	1,179

Net income from continuing operations plus assumed conversions	95,830
Net income from discontinued operations, net of tax, plus assumed conversions	—

Total diluted earnings	$95,830	179,326	$0.53

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		10,341
3 1/4% Convertible Senior Notes due 2025		7,124
1 1/2% Convertible Senior Notes due 2024		8,821
Nine Months Ended September 30, 2008
Basic earnings per share:
Net income from continuing operations	$117,770
Net income from discontinued operations, net of tax	1,359

Total basic earnings	$119,129	92,357	$1.29

Diluted earnings per share:
Dilutive stock options	—	2,243
Dilutive restricted stock	—	370
Employee Stock Purchase Plan	—	28
2% Convertible Senior Notes due 2023	73	2,255
1 1/2% Convertible Senior Notes due 2024	28	76

Net income from continuing operations plus assumed conversions	$117,871
Net income from discontinued operations, net of tax, plus assumed conversions	1,359

Total diluted earnings	$119,230	97,329	$1.22

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		2,980
3 1/4% Convertible Senior Notes due 2025		7,124
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
     In addition, the Company has a qualified employee stock purchase plan (purchase rights) whereby eligible employees of Life Technologies (previously known as Invitrogen Corporation) may elect to withhold up to 15% of their compensation to purchase shares of the Company’s stock on a quarterly basis at a discounted price equal to 85% of the lower of the employee’s offering price or the closing price of the stock on the date of purchase. The Company also has a qualified employee stock purchase plan (purchase rights) whereby eligible legacy Applied Biosystems employees may elect to withhold up to 10% of their compensation to purchase shares of the Company’s stock on a quarterly basis at a discounted price equal to 85% of the lower of the employee’s offering price or the closing price of the stock on the date of purchase.
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

The expected term of share-based awards represents the weighted-average period the awards are expected to remain outstanding and is an input in the Black-Scholes model. In determining the expected term of options, the Company considered various factors including the vesting period of options granted, employees’ historical exercise and post-vesting employment termination behavior, expected volatility of the Company’s stock and aggregation by homogeneous employee groups. The Company used a combination of the historical volatility of its stock price and the implied volatility of market-traded options of the Company’s stock with terms of up to approximately two years to estimate the expected volatility assumption input to the Black-Scholes model in accordance with The ASC Topic of Compensation—Stock Compensation. The Company’s decision to use a combination of historical and implied volatility was based upon the availability of actively traded options of its stock and its assessment that such a combination was more representative of future expected stock price trends. The risk-free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected term of the share-based awards. The expected dividend yield assumption is based on the Company’s expectation of future dividend payouts. The Company has never declared or paid any cash dividends on its common stock and currently does not anticipate paying such cash dividends. The Company currently anticipates that it will retain all of its future earnings for use in the development and expansion of its business, for debt repayment and for general corporate purposes.
Stock Options and Purchase Rights
     The underlying assumptions used to value employee stock options and purchase rights granted during the nine months ended September 30, 2009 and 2008 were as follows:

	Nine months ended
	September 30
(unaudited)	2009		2008
Stock Options
Weighted average risk free interest rate	1.84%		2.99%
Expected term of share-based awards	4.4	yrs	4.9	yrs
Expected stock price volatility	43%		31%
Expected dividend yield	0%		0%
Weighted average fair value of share-based awards granted	$13.17		$15.00
Purchase Rights
Weighted average risk free interest rate	0.96%		4.60%
Expected term of share-based awards	0.3	yrs	1.7	yrs
Expected stock price volatility	61%		32%
Expected dividend yield	0%		0%
Weighted average fair value of share-based awards granted	$7.66		$10.32
     The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes. The Company considered its historical experience of pre-vesting option forfeitures as the basis to arrive at its estimated annual pre-vesting option forfeiture rate of 5.5% and 6.7% per year for the nine months ended September 30, 2009 and 2008, respectively. All option awards, including those with graded vesting, were valued as a single award with a single average expected term and are amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. At September 30, 2009, there was $55.6 million remaining in unrecognized compensation cost related to employee stock options, which is expected to be recognized over a weighted average period of 1.8 years. No compensation cost was capitalized in inventory during the nine months ended September 30, 2009 as the amounts involved were not material.

     Total share-based compensation expense for employee stock options and purchase rights for the three and nine months ended September 30, 2009 and 2008 was comprised of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share amounts) (unaudited)	2009	2008	2009	2008
Cost of revenues	$947	$866	$2,545	$3,085
Selling, general and administrative	7,238	6,248	21,308	18,566
Research and development	1,300	918	3,744	2,803

Share-based compensation expense before taxes	9,485	8,032	27,597	24,454
Related income tax benefits	3,036	2,417	8,992	7,412

Share-based compensation expense, net of taxes	$6,449	$5,615	$18,605	$17,042

Net share-based compensation expense per common share:
Basic	$0.04	$0.06	$0.11	$0.18
Diluted	$0.04	$0.06	$0.10	$0.18
Restricted Stock Units
     Restricted stock units represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. An exercise price and monetary payment are not required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. Restricted stock units have vesting terms which range from one to five years, however, these units generally vest over two to three years. Compensation cost for these awards is based on the estimated fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. There were no pre-vesting forfeitures estimated for the nine months ended September 30, 2009 and 2008. For the three months ended September 30, 2009 and 2008, the Company recognized $5.7 million and $3.3 million, respectively, and for the nine months ended September 30, 2009 and 2008, the Company recognized $15.2 million and $8.6 million, respectively, in share-based compensation cost related to these restricted stock unit awards. At September 30, 2009, there was $58.7 million remaining in unrecognized compensation cost related to these awards, which is expected to be recognized over a weighted average period of 2.4 years. The weighted average fair value of restricted stock units granted during the nine months ended September 30, 2009 and 2008 was $35.80 and $43.01, respectively.
Recent Accounting Pronouncements
     In June 2009, FASB issued The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. The Codification became the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification superseded all then-existing non-SEC accounting and reporting standards and all other nongrandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company adopted this guidance and the Codification in the interim period beginning July 1, 2009 without material impact on the Company’s financial results.
     Since January 1, 2009, The ASC Topic of Debt with Conversion and Other Options has required that cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each, which impacted the accounting for the Company’s $1,150.0 million aggregate principal amount of convertible notes that are currently outstanding. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value is recorded as a debt discount and amortized to interest expense over the expected life of the bond, with the corresponding offset to additional paid in capital. Although this adoption has no impact on the Company’s actual past or future cash flows, it requires the Company to record a significant amount of non-cash interest expense as the debt discount is amortized. As a result, there was a material adverse impact on the results of operations and earnings per share upon retrospective adoption in both the current year and prior year results of operations. In addition, if our convertible debt is redeemed or converted prior to maturity, any unamortized debt discount would result in a loss on extinguishment. Refer to Note 4, “Long-Term Debt”, for additional discussion. The Company adopted this requirement in the period beginning January 1, 2009.
     Since January 1, 2009, The ASC Topic of Business Combinations has changed the required measurement of assets and liabilities in a business combination in favor of a fair value method consistent with the guidance provided in The ASC Topic of Fair Value Measurements and Disclosures (see below). Additionally, the Topic requires a change in accounting for certain acquisition related expenses and business adjustments which no longer are considered part of the purchase price. The Topic requires prospective application for all acquisitions beginning with the date of adoption. Additionally, the Topic changes the accounting for acquisition costs, restructuring costs, in-process research and development and the resolution of certain acquired tax items. The Company adopted these requirements prescribed by the Topic in the period beginning January 1, 2009, and the adoption is expected to have significant impacts for all business combinations in the current and future years.
     Since June 2008, The ASC Topic of Derivatives and Hedging has ratified the determination of whether an instrument or embedded feature is indexed to an entity’s own stock to address whether certain instruments must be accounted for as derivatives under the Topic and provided specific guidance for an entity to consider if an embedded features is indexed to the entity’s own stock. The Company currently has outstanding convertible debt with embedded features which are considered indexed to the entity’s own stock and as a stand alone instrument would have been included in stockholders’ equity, and therefore subject to a scope exception. The Company adopted this guidance in the current year beginning January 1, 2009, without material impact to the financial statements as the embedded features continue to be considered indexed to the Company’s own stock under the guidance.
     Since January 1, 2008, The ASC Topic of Fair Value Measurements and Disclosures has redefined fair value and required the Company to establish a framework for measuring fair value and expand disclosures about fair value measurements. The Company adopted this requirement for financial assets and liabilities measured at fair value on a recurring basis in the year beginning January 1, 2008, and non-financial assets and liabilities measured at fair value on a nonrecurring basis in the year beginning January 1, 2009 without material impacts.
2. Composition of Certain Financial Statement Items
Fair Value of Financial Instruments
     The Company has certain financial instruments in which the carrying value does not equal the fair value. The estimated fair value of the convertible notes is determined by using observable market information and valuation methodologies that correlate fair value with the market price of the Company’s common stock, and the estimated fair value of the term loans and the secured loan is determined by using observable market information.
     The fair value and carrying amounts of the Company’s long-term debt obligations were as follows:

	Fair Value		Carrying Amounts
	September 30,	December 31,	September 30,	December 31,
	2009	2008	2009	2008
(in thousands)	(unaudited)		(unaudited)
3 1/4% Convertible Senior Notes (principal due 2025)	$402,024	$308,000	$334,343	$328,114
1 1/2% Convertible Senior Notes (principal due 2024)	493,889	342,000	405,068	391,924
2% Convertible Senior Notes (principal due 2023)	478,543	332,128	335,276	322,774
Term Loan A (principal due 2013)	1,316,700	1,260,000	1,330,000	1,400,000
Term Loan B (principal due 2015)	797,453	927,675	792,500	997,500
Secured Loan (principal due 2010)	35,100	35,600	35,100	35,600
     For details on the carrying amounts of the long-term debt obligations, refer to Note 4 “Long-Term Debt”.
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

     Investments consisted of the following:

	September 30,	December 31,
(in thousands)	2009	2008
	(unaudited)
Short-term
Bank deposits	$9,347	$—

Total short-term investments	9,347	—
Long-term
Auction rate securities	30,840	29,407
Put option	4,260	6,193
Equity securities	336,563	455,253

Total long-term investments	371,663	490,853

Total investments	$381,010	$490,853

     The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization and accretion, interest income and realized gains and losses are included in interest income within the Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method.
     The Company evaluates its investments in equity and debt securities that are accounted for using the equity method or cost method or that are classified as available-for-sale or held-to-maturity to determine whether an other-than-temporary impairment or a credit loss exists at period end for such investments. At September 30, 2009, the aggregate carrying amounts of cost method investments in non-publicly traded companies, which approximated the fair value of the investments, was $7.7 million. The assessment of fair value is based on valuation methodologies using level 3 unobservable inputs, which include discounted cash flows, estimates of sales proceeds and appraisals, as appropriate. At September 30, 2009, the Company did not carry any available-for-sale securities. During the three months and nine months ended September 30, 2009, there were no unrealized gains or losses recorded in accumulated other comprehensive income and there were no gains or losses reclassified out of accumulated other comprehensive income to earnings as a result of the sales of available-for-sale securities. In addition, the Company did not recognize any net gains or losses related to the trading securities for the three months and nine months ended September 30, 2009.
     The ASC Topic of Fair Value Measurements and Disclosures has redefined fair value and required the Company to establish a framework for measuring fair value and expand disclosures about fair value measurements. The Company adopted this requirement for financial assets and liabilities measured at fair value on a recurring basis in the year beginning January 1, 2008, and non-financial assets and liabilities measured at fair value on a nonrecurring basis in the year beginning January 1, 2009. The framework requires for the valuation of assets and liabilities subject to fair value measurements using a three tiered approach and fair value measurement be classified and disclosed in one of the following three categories:
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
     The following table represents the financial instruments measured at fair value on a recurring basis on the financial statements of the Company subject to The ASC Topic of Fair Value Measurements and Disclosures and the valuation approach applied to each class of the financial instruments:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
	Balance at	Active Markets	Significant Other	Significant
(in thousands)(unaudited)	September 30,	for Identical Assets	Observable Inputs	Unobservable Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Bank time deposits	$9,347	$9,347	$—	$—
Money market funds	114,777	113,000	—	1,777
Deferred compensation plan assets	23,034	23,034	—	—
Assets-derivative forward exchange contracts	7,905	—	7,905	—
Auction rate securities	30,840	—	—	30,840
Put option	4,260	—	—	4,260

Total assets	$190,163	$145,381	$7,905	$36,877

Liabilities-derivative forward exchange contracts	45,031	—	45,031	—
Liabilities-derivative swap contracts	5,778	—	5,778	—

Total liabilities	$50,809	$—	$50,809	$—

     At September 30, 2009, the carrying value of the financial instruments measured and classified within Level 1 was based on quoted prices and marked to market.
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
     The valuation technique of money market funds based on Level 3 unobservable inputs consisted of recommended fair values provided by our broker combined with internal analysis of interest rate spreads and credit quality. The Company holds unsecured commercial paper within the Reserve Primary Money Market Fund (Fund) which is currently in orderly liquidation subject to the supervision of the SEC, estimated to be completed by the end of fiscal year 2009. The most recent net asset values (NAV) communicated by the Fund were $0.97 per share in February 2009, however, under the terms of the Plan of Liquidation adopted by the Fund, distributions are to be made up to the amount of a special reserve to cover the cost and possible liabilities associated with the liquidation. Consequently Fund distributions are currently being made at $0.92 per share. The Company recognized other-than-temporary impairment of $5.4 million in the first quarter of 2009 against the purchase price of AB. Due to the Fund management’s expectations to liquidate at or above amortized cost, recent cash recoveries, future expected proceeds and taking into consideration the short-term nature of the Fund’s weighted average maturity, management concluded that the last published NAV was a reasonable fair value, and what the Company expects to recover. The valuation of the Fund as of September 30, 2009 was included in other current assets in the Consolidated Balance Sheets.
     As of September 30, 2009, the Company holds $35.1 million in AAA rated auction rate securities with UBS Investment Bank. Auction rate securities are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7 to 35 days. The underlying assets of the auction rate securities we hold, including the securities for which auctions have failed, are student loans which are guaranteed by the U.S. government under the Federal Education Loan Program. Beginning in February 2008, auctions failed for the Company’s holdings because sell orders exceeded buy orders. As a result of the failed auctions, the Company is holding illiquid securities because the funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. In August 2008, UBS announced that it agreed to a settlement in principle with the SEC and other state regulatory agencies represented by North American Securities Administrators Association to restore liquidity to all remaining clients who hold auction rate securities. UBS committed to repurchase auction rate securities from their private clients at par beginning January 1, 2009. During the three months and nine months ended September 30, 2009, UBS repurchased $0.3 million and $0.5 million, respectively, of auction rate securities at par from the Company. The Company intends to have the settlement of the remaining balance of $35.1 million completed by July 2012. Until UBS fully redeems the Company’s auction rate securities, UBS has loaned the Company at par without recourse and with accrued interest charges at the same rate as the yields earned on the underlying securities that serve as collateral for the loan. Because the Company has a right to sell its auction rate securities to UBS, this right is considered to be a put option, however, this put option does not meet the definition of a derivative under The ASC Topic of Derivatives and Hedging, as auction rate securities are not readily convertible to cash. Thus, this put option will not be subsequently adjusted to fair value each reporting period. To create accounting symmetry for the fair value movement between auction rate securities and the put option, the Company elected the fair value option for the put option in accordance with The ASC Topic of Financial Instruments, upon the execution of the loan agreement with UBS on the election date in November 2008. At the same time, the Company elected a transfer of auction rate securities from available-for-sale securities to trading securities due to the nature of the market conditions and the Company’s intended holding period.

     The Company anticipates that any future changes in the fair value of the put option will be offset by the changes in the underlying fair value of the related auction rate securities with no material net impact to the Consolidated Statements of Operations. This is further supported as the Company has already been provided a loan for the par value of the auction rate securities by UBS. The put option will continue to be measured at fair value utilizing Level 3 inputs until the earlier of its maturity or exercise. During the three months and nine months ended September 30, 2009, the Company did not recognize a net gain or loss related to the auction rate securities and the related put option. The fair market value of auction rate securities and the put option at September 30, 2009 and December 31, 2008 are reflected in long term investments in the Consolidated Balance Sheets.
     For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the nine months ended September 30, 2009 by investment type:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Auction Rate		Money Market
(in thousands)(unaudited)	Securities	Put Option	Funds	Total
Beginning balance at January 1, 2009	$29,407	$6,193	$18,260	$53,860
Transfers into Level 3	—	—	—	—
Total realized/unrealized gains (losses)
Included in earnings	1,933	(1,933)	—	—
Revalued as part of Applied Biosystems merger	—	—	(5,358)	(5,358)
Purchases, issuances and settlements	(500)	—	(11,125)	(11,625)

Ending balance at September 30, 2009	$30,840	$4,260	$1,777	$36,877

Total amount of unrealized losses for the period included in other comprehensive loss attributable to the change in fair market value of related assets still held at the reporting date	$—	$—	$—	$—
     All realized and unrealized gains or losses related to financial instruments whose fair value is determined based on Level 3 inputs are included in other income.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
     The non-financial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. There were no non-financial assets and liabilities deemed to be other-than-temporarily impaired and measured at fair value on a nonrecurring basis for the three months and nine months ended September 30, 2009.
Derivative Financial Instruments
     Some of the Company’s reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in currency exchange rates from the point in which the transactions are originated until the settlement in cash. Both realized and unrealized gains or losses in the value of these receivables and payables are included in the determination of net income. Net currency exchange gains (losses) recognized on business transactions, net of hedging transactions, were $1.4 million and $(0.2) million for the three months ended September 30, 2009 and September 30, 2008, respectively, and $(5.4) million and $1.9 million for the nine months ended September 30, 2009 and September 30, 2008, respectively, and such gains and losses are included in other income in the Consolidated Statements of Operations.
     To manage the foreign currency exposure risk, we use derivatives for activities in entities which have receivables and payables denominated in a currency other than the entity’s functional currency. Realized and unrealized gains or losses on the value of financial contracts entered into to hedge the exchange rate exposure of these receivables and payables are also included in the determination of net income as they have not been designated for hedge accounting under The ASC Topic of Derivatives and Hedging. These contracts, which settle October 2009 through February 2010, effectively fix the exchange rate at which these specific receivables and payables will be settled in, so that gains or losses on the forward contracts offset the gains or losses from changes in the value of the underlying receivables and payables. At September 30, 2009, the Company had a notional principal amount of $918.0 million in foreign currency forward contracts outstanding to hedge currency risk relative to our foreign receivables and payables.
     The Company’s international operating units conduct business in, and have functional currencies that differ from the parent entity, and therefore, the ultimate conversion of these sales to cash in U.S. dollars is subject to fluctuations in foreign currency. The Company’s intent is to limit this exposure on the Company’s Consolidated Statement of Operations and Consolidated Statement of

Cash Flows from changes in currency exchange rates through hedging. Upon entering derivative transactions, when the U.S. dollar strengthens significantly against foreign currencies, the decline in the U.S. dollar value of future foreign currency revenue is offset by gains in the value of the forward contracts designated as hedges. Conversely, when the U.S. dollar weakens, the opposite occurs. The Company’s currency exposures vary, but are primarily concentrated in the euro, British pound sterling, Japanese yen and Canadian dollar. The Company uses foreign currency forward contracts to mitigate foreign currency risk on forecasted foreign currency intercompany sales which are expected to be settled through December 2010. The change in fair value prior to their maturity is accounted for as cash flow hedges, and recorded in other comprehensive income, net of tax, in the Consolidated Balance Sheets according to The ASC Topic of Derivatives and Hedging. To the extent any portion of the forward contracts is determined to not be an effective hedge, the increase or decrease in value prior to the maturity is recorded in other income or expense in the Consolidated Statements of Operations.
     At September 30, 2009, the Company had a notional principal amount of $833.7 million in foreign currency forward contracts outstanding to hedge foreign currency revenue risk under The ASC Topic of Derivatives and Hedging. During the three and nine months ended September 30, 2009, the Company did not have any material losses or gains related to the ineffective portion of its hedging instruments in other expense in the Consolidated Statements of Operations. No hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring. The Company continuously monitors the probability of forecasted transactions as part of the hedge effectiveness testing. The Company reclasses deferred gains or losses reported in accumulated other comprehensive income into revenue when the consolidated earnings are impacted, which for intercompany sales are when the inventory is sold to a third party. For intercompany sales hedging, the Company uses an inventory turnover ratio for each international operating unit to align the timing of a hedged item and a hedging instrument to impact the Consolidated Statements of Operations during the same reporting period. At September 30, 2009, the Company expects to recognize $12.0 million of net losses on derivative instruments currently classified under accumulated other comprehensive income to revenue offsetting the change in revenue due to foreign currency translation during the next twelve months.
     The Company entered into interest rate swap agreements that effectively convert variable rate interest payments to fixed rate interest payments for a notional amount of $1,000.0 million in January 2009, of which $300.0 million of swap payment arrangements expire in January of 2012 and $700.0 million of swap payment arrangements expire in January of 2013. The Company has entered into such swap arrangements to manage variability of cash flows and interest expense related to the interest payments on a portion of the Company’s term loan A facility. The change in fair value prior to their maturity is accounted for as cash flow hedges, and recorded in other comprehensive income, net of tax, in the Consolidated Balance Sheets according to The ASC Topic of Derivatives and Hedging. To the extent any portion of the swap agreements is determined to not be an effective hedge, the increase or decrease in value prior to the maturity was recorded in other income or expense in the Consolidated Statements of Operations. During the three and nine months ended September 30, 2009, there was no recognized gain or loss related to the ineffective portion of its hedging instruments in other expense in the Consolidated Statements of Operations. No hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring. The Company continuously monitors the underlying term loan principal balance as part of the hedge effectiveness testing.
     The following table summarizes the fair values of derivative instruments at September 30, 2009:

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
(in thousands)(unaudited)	Location	Fair Value	Location	Fair Value
Derivatives instruments designated and qualified in cash flow hedges
Forward exchange contracts	Other current assets	$3,905	Other current liabilities	$27,704
Interest rate swap contracts	Other assets	—	Other long-term obligations	5,778

Total		$3,905		$33,482
Derivatives instruments not designated in cash flow hedges
Forward exchange contracts	Other current assets	$4,000	Other current liabilities	$17,327

Total		$4,000		$17,327

Total derivatives at September 30, 2009		$7,905		$50,809

     The following table summarizes the effect of derivative instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2009:

	Three months ended September 30,			Nine months ended September 30,
	2009			2009
			Amount of			Amount of
	Amount of	Location of	Gain/(Loss)	Amount of	Location of	Gain/(Loss)
	(Gain)/Loss	(Gain)/Loss	Reclassified from	(Gain)/Loss	(Gain)/Loss	Reclassified from
	Recognized in	Reclassified from	AOCI	Recognized in	Reclassified from	AOCI
	OCI	AOCI into Income	into Income	OCI	AOCI into Income	into Income
(in thousands)(unaudited)	Effective Portion			Effective Portion
Derivatives instruments designated and qualified in cash flow hedges
Foreign exchange contracts	$15,049	Revenue	$(2,808)	$6,744	Revenue	$(1,962)
Interest rate swap contracts	7,184	Interest expense	—	3,526	Interest expense	—

Total derivatives	$22,233		$(2,808)	$10,270		$(1,962)

	Three months ended September 30,		Nine months ended September 30,
	2009		2009
		Amount of		Amount of
	Location of	(Gain)/Loss	Location of	(Gain)/Loss
	(Gain)/Loss	recognized in	(Gain)/Loss	recognized in
	Recognized in Income	Income	Recognized in Income	Income
(in thousands)(unaudited)	Ineffective Portion		Ineffective Portion
Derivatives instruments designated and qualified in cash flow hedges
Foreign exchange contracts	Other (income)/expense	$ *	Other (income)/expense	$ *
Interest rate swap contracts	Other (income)/expense	—	Other (income)/expense	—

Total derivatives		$ *		$ *

	Three months ended September 30,		Nine months ended September 30,
	2009		2009
	Location of (Gain)/Loss	Amount of (Gain)/Loss	Location of (Gain)/Loss	Amount of (Gain)/Loss
(in thousands)(unaudited)	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income
Derivatives instruments not designated in cash flow hedges
Forward exchange contracts	Other income	$19,595	Other income	$(12,246)

Total Derivatives		$19,595		$(12,246)

*	De minimus amount recognized in the hedge relationship.
Concentration of Credit Risk
     Our derivatives instruments have an element of risk in that the counterparties may be unable to meet the terms of the agreements. We attempt to minimize this risk by limiting the counterparties to a diverse group of highly-rated domestic and international financial institutions. In the event of non-performance by these counterparties, the asset position carrying values of our financial instruments represent the maximum amount of loss we could incur as of September 30, 2009. However, we do not expect to record any losses as a result of counterparty default in the foreseeable future. We do not require and are not required to pledge collateral for these financial instruments. The Company does not use derivative financial instruments for speculation or trading purposes nor for activities other than risk management, and we are not a party to leveraged derivatives. In addition, we do not carry any master netting arrangements to mitigate the credit risk. The Company continually evaluates the costs and benefits of its hedging program.
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

Inventories
     Inventories consisted of the following:

	September 30,	December 31,
(in thousands)	2009	2008
	(unaudited)
Raw materials and components	$97,696	$94,332
Work in process (materials, labor and overhead)	51,475	58,091
Finished goods (materials, labor and overhead)	224,502	204,858
Adjustment to write up acquired finished goods inventory to fair value	—	62,748

Total inventories, net	$373,673	$420,029

Property and Equipment
     Property and equipment consisted of the following:

	Estimated	September 30,	December 31,
(in thousands)	useful life	2009	2008
	(unaudited)
Land	—	$134,640	$127,197
Building and improvements	1-50 years	388,513	363,385
Machinery and equipment	1-10 years	340,809	304,389
Internal use software	1-10 years	141,815	124,305
Construction in process	—	97,892	71,641

Total property and equipment		1,103,669	990,917
Accumulated depreciation and amortization		(320,237)	(242,861)

Total property and equipment, net		$783,432	$748,056

Goodwill and Other Intangible Assets
     The $277.3 million increase in goodwill on the Consolidated Balance Sheet from December 31, 2008 to September 30, 2009 was the result of $229.5 million in additions, adjustments, and purchase price allocations to goodwill related to the AB merger and $48.9 million in foreign currency translation adjustments, offset by $1.1 million in goodwill adjustments related to other mergers.
     Intangible assets consisted of the following:

	September 30, 2009			December 31, 2008
	Weighted			Weighted
	average	Gross carrying	Accumulated	average	Gross carrying	Accumulated
(in thousands)	Life	amount	amortization	Life	amount	amortization
		(unaudited)
Amortized intangible assets:
Purchased technology	7 years	$1,088,039	$(683,045)	8 years	$1,056,395	$(605,864)
Purchased tradenames and trademarks	9 years	307,020	(67,552)	9 years	314,312	(55,174)
Purchased customer base	12 years	1,421,986	(137,980)	12 years	1,421,925	(48,344)
Other intellectual property	5 years	248,968	(68,853)	5 years	235,304	(34,238)

Total intangible assets		$3,066,013	$(957,430)		$3,027,936	$(743,620)

Intangible assets not subject to amortization:
Purchased tradenames and trademarks		$7,451			$7,451

     Amortization expense related to purchased intangible assets for the three months ended September 30, 2009 and 2008 was $71.4 million and $17.7 million, respectively and for the nine months ended September 30, 2009 and 2008 was $213.2 million and $52.0 million, respectively. The increase in amortization expense year over year is due to the AB merger which occurred in the fourth quarter of 2008. Estimated aggregate amortization expense is expected to be $72.8 million for the remainder of fiscal year 2009. Estimated aggregate amortization expense for fiscal years 2010, 2011, 2012 and 2013 is $279.1 million, $272.6 million, $253.5 million and $241.1 million, respectively.
     In addition, the Company recorded $2.4 million and zero of amortization expense in other income (expense) for the three months ended September 30, 2009 and 2008, respectively, and $7.2 million and zero of amortization expense for the nine months ended September 30, 2009 and 2008, respectively, in connection with its joint venture investment.

Comprehensive Income (Loss)
     Total comprehensive income consisted of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, unaudited)	2009	2008	2009	2008
Net income, as reported	$41,136	$18,776	$95,682	$119,129
Unrealized loss on investments, net of related tax effects	—	(550)	—	(2,019)
Realized loss on hedging transactions, reclassed into earnings, net of related tax effects	2,808	—	1,962	—
Unrealized (loss) on hedging transactions, net of related tax effects	(22,233)	—	(10,270)	—
Foreign currency translation adjustment, net of related tax effects	31,521	(83,018)	105,340	(34,981)

Total comprehensive income	$53,232	$(64,792)	$192,714	$82,129

Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2009	2008
	(unaudited)
Accrued hedge liabilities	$45,031	$58,602
Accrued royalties	51,323	50,794
Accrued warranty	11,546	12,616
Accrued other	107,041	113,406

Total accrued expenses and other current liabilities	$214,941	$235,418

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

     Had the merger with AB been completed as of the beginning of 2008, the Company’s pro forma results would have been as follows:

Nine months ended
September 30, 2008
(in thousands, except per share data)	(unaudited)
Revenue	$2,373,005
Operating income	284,370
Net income	172,456
Earnings per share: basic	$1.00
Diluted	$0.97
Basic weighted average shares	173,157
Diluted weighted average shares	178,129
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
     The Company is still finalizing the allocation of the purchase price. The Company expects to complete the allocation of the purchase price during the fourth quarter of 2009. The components of the purchase consideration for AB as of September 30, 2009 are as follows:

September 30,
(in thousands)	2009
Fair value of common stock issued to AB Shareholders	$1,801,770
Fair value of Life Technologies options exchanged for AB options	23,773
Cash paid to AB shareholders	3,229,192
Transaction costs	38,847
Cash acquired	(529,181)

Total purchase consideration	$4,564,401

The components of the preliminary purchase price allocation for AB as of September 30, 2009 are as follows:

September 30,
2009
(in thousands)	(unaudited)
Current assets	$893,252
Property, plant, and equipment	391,488
Acquired intangible assets	2,167,400
In-process research and development	65,400
Goodwill	2,562,919
Other assets	401,308
Liabilities assumed	(1,917,366)

Total purchase consideration	$4,564,401

The acquired identified intangible assets with definite lives from the merger with AB are as follows:

September 30,
2009
(in thousands)	(unaudited)
Customer relationships	$1,396,000
Purchased technology	342,700
Acquired tradenames	239,700
PCR royalty contracts	189,000

Total acquired intangible assets	$2,167,400

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
     The purchase price exceeded the value of acquired tangible and identifiable intangible assets, and therefore the Company has allocated $2,562.9 million to goodwill. Of this allocation of purchase price to goodwill, none is expected to be deductible for tax purposes. Included in the goodwill amount is $1,069.6 million related to deferred tax liabilities recorded as a result of the inability to deduct intangible amortization expense associated with the merger. The Company’s tax cost basis in the intangible assets is zero requiring an adjustment to the deferred tax liability to properly capture the Company’s ongoing tax rate. The remainder of the goodwill balance is related to estimated synergies in the purchase price and non-capitalizable intangible assets (i.e. employee workforce) acquired in association with the merger. The Company anticipates cost savings and revenue synergies as a result of the combination of the two businesses. The cost savings are expected to be driven by operating efficiencies and elimination of redundant positions as well as the elimination of duplicate facilities. Revenue synergies are expected to be driven by increased market presence and leveraging of the combination of reagent and instrument sales platforms.
     As part of the merger with AB, the Company acquired a joint venture, Applied Biosystems/MDS Analytical Technologies Instruments, of which the Company is a 50% owner. The Company accounts for its investment in the joint venture totaling $328.8 million using the equity method, consistent with the guidance in The ASC Topic of Investments—Equity Method and Joint Ventures, the Company believes the equity method is appropriate as the Company is unable to unilaterally influence the operating or financial decisions of the investee, shares in the risks and rewards of all related business activities and the joint venture is a stand alone legal entity. The Company accounts for the results of the joint venture in the Consolidated Statements of Operations in the “other income/(expense)” line. The Company accounts for non-operating and stand alone assets and liabilities, which includes goodwill and intangibles associated with the acquisition, of the joint venture in the “long term investment” line in the Consolidated Balance Sheet. The Company continues to assign value and allocate the purchase price to the various acquired components of the Applied Biosystems merger, including the valuation of the acquired joint venture. Due to the nature of the joint venture, with sales, distribution and service commingled with the Company’s operations, operating assets and liabilities specifically related to the joint venture are commingled or inseparable. As a result, for operating assets and liabilities the Company records these assets in the functional operating asset and liability classifications which represent the underlying asset or liability and do not record these assets or liabilities in the “long term investment” account.
     The Company has undertaken restructuring activities in connection with the AB merger. These activities, which have been accounted for in accordance with Emerging Issues Task Force (EITF) Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, primarily include one-time termination costs, specifically severance costs related to elimination of duplicative positions and change in control agreements to mostly sales, finance, IT, research and development, and customer services employees of AB. The restructuring plan also includes charges associated with closure of certain AB leased facilities and one-time relocation costs for AB employees, whose employment positions have been moved to another location. The Company expects that the restructuring plan will add approximately $104.1 million to the purchase price of AB, which consists of $89.9 million for one-time termination costs, $1.5 million for one-time relocation costs and $12.8 million for site closure costs. In accordance with EITF Issue No. 95-3, the Company will finalize its restructuring plan no later than one year from the date of the AB merger. Upon finalization of the restructuring plan for less than the expected amount, any excess reserves will be reversed with a corresponding decrease in goodwill. If the finalization of the restructuring plan exceeds the expected amount, any additional costs will be recorded in business consolidation costs in the Consolidated Statements of Operations.
     The following table summarizes the restructuring activity in connection with the AB merger for the period ended September 30, 2009, as well as the remaining restructuring accrual in the Consolidated Balance Sheets at September 30, 2009:

	One-Time	One-Time	One-Time
	Termination	Site Closure	Relocation
(in thousands) (unaudited)	Costs	Costs	Costs	Total
Restructuring accrual at December 31, 2008	$65,502	$—	$379	$65,881
Additional costs recorded to goodwill	19,902	4,857	733	25,492
Amounts paid	(69,783)	(562)	(448)	(70,793)
Foreign currency translation	26	—	—	26

Restructuring accrual at September 30, 2009	$15,647	$4,295	$664	$20,606

Business Consolidation Costs
     The Company continues to integrate recent and pending acquisitions and divestitures into its operations and recorded approximately $23.3 million and $14.2 million for the three months ended September 30, 2009 and 2008, respectively, and $79.6 million and $16.1 million for the nine months ended September 30, 2009 and 2008, respectively, related to these efforts. Expenses for the three and nine months ended September 30, 2009 related primarily to integration and restructuring efforts currently underway related to the AB merger, as well as severance and other costs associated with previous acquisitions and consolidations. For details on the restructuring plan accounted for under The ASC Topic of Exit or Disposal Cost Obligations, refer to Note 10 “Restructuring Costs”.
Divestiture of Equity Investment
     In September 2009, the Company announced a signed definitive agreement to sell its 50% ownership stake in the Applied Biosystems/MDS Analytical Technologies Instruments joint venture to Danaher Corporation for $450.0 million in cash. As part of the transaction, Danaher will also acquire the other 50% ownership of the joint venture in a transaction with MDS, Inc. The transaction allows Life Technologies to focus on its core competencies for biological solutions in life science research, genomic medicine, molecular diagnostics and applied markets. The transaction is expected to close in the first quarter of 2010 and is not subject to any financing conditions. The transaction is subject to customary closing conditions.
     Included in the sale of the joint venture is the ownership stake in the joint venture as well as selected assets and liabilities directly attributable to the joint venture. The Company does not believe the sale, excluding transaction fees, will result in a material loss upon completion. The joint venture generated pre tax net income of $1.0 million for three months ended September 30, 2009 and $8.9 million for nine months ended September 30, 2009, which were presented as a single amount in the “other income/(expense)” line in the Consolidated Statements of Operations.
4. Long-Term Debt
     Long-term debt consisted of the following:

	September 30,	December 31,
	2009	2008
(in thousands)	(unaudited)
3 1/4% Convertible Senior Notes (principal due 2025), net of unamortized discount	$334,343	$328,114
1 1/2% Convertible Senior Notes (principal due 2024), net of unamortized discount	405,068	391,924
2% Convertible Senior Notes (principal due 2023), net of unamortized discount	335,276	322,774
Term Loan A (principal due 2013)	1,330,000	1,400,000
Term Loan B (principal due 2015)	792,500	997,500
Secured Loan (principal due 2010)	35,100	35,600
Capital leases	8,437	508

Total debt	3,240,724	3,476,420
Less current portion	(442,241)	(80,000)

Total long-term debt	$2,798,483	$3,396,420

The Credit Agreement
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
     For the period ended September 30, 2009, the interest on the revolving credit facility and the term loan A was at Pricing Level 1, which was LIBOR plus 2.50%, and the term loan B was at the Base Rate plus 2.00%. As a result, the Company recognized interest expense of $14.1 million, of which $3.5 million was a result of hedging transactions, and $11.1 million based on the weighted average interest rates of 3.07% and 5.25% for term loan A and term loan B per the credit facility respectively, for the three months ended September 30, 2009, and $41.8 million, of which $7.3 million was a result of hedging transactions, and $37.1 million based on the weighted average interest rates of 3.25% and 5.25% for term loan A and term loan B per the credit facility respectively, for the nine months ended September 30, 2009. In association with the term loan agreement, the Company entered into swap agreements for $1,000.0 million that convert variable rate interest payments to fixed rate interest payments. For further discussion on the Company’s interest rate swap, refer to Note 2 of the Notes to Consolidated Financial Statements.
     The Company made principal payments of $35.0 million and $200.0 million for term loan A and term loan B, respectively, for the three months ended September 30, 2009, and $70.0 million and $205.0 million for term loan A and term loan B, respectively, for the nine months ended September 30, 2009. The principal repayments the Company made during the three months ended September 30, 2009 of $200.0 million for term loan B were for the early extinguishment of debt, which resulted in a write-off of $6.8 million of unamortized deferred financing costs.
Convertible Debt
     Effective January 1, 2009, The Company adopted a bifurcation requirement prescribed by The ASC Topic of Debt with Conversion and Other Options with the retrospective application for our outstanding $1,150 million of Convertible Senior Notes, consisting of $350.0 million related to the 2% Convertible Senior Note (2023 Note), $450.0 million related to the 1 1/2% Convertible Senior Note (2024 Note) and $350.0 million related to the 3 1/4% Convertible Senior Note (2025 Note). Upon adoption of the provision, the Company retroactively recognized the carrying amount of $100.0 million, $129.8 million, and $47.6 million for the equity components of the 2023, 2024 and 2025 Notes, respectively, with deferred tax impacts of $39.1 million, $50.7 million and $18.6 million for the 2023, 2024 and 2025 Notes, respectively, and a liability component classified in long term debt of $250.0 million, $320.2 million and $302.4 million for the 2023, 2024 and 2025 Notes, respectively.
     As of September 30, 2009, the net carrying amount of convertible debt was $1,074.7 million, of which $335.3 million, $405.1 million and $334.3 million pertained to the 2023, 2024 and 2025 Notes, respectively. At September 30, 2009 the Company carries unamortized debt discounts of $14.7 million, $44.9 million and $15.7 million for the 2023, 2024 and 2025 Notes, respectively, which is expected to be recognized over a weighted average period of 1.9 years. The Company recognized total interest cost of $17.1 million and $16.5 million for the three months ended September 30, 2009 and 2008, respectively, and $50.7 million and $49.0 million for the nine months ended September 30, 2009 and 2008, respectively, based on the effective interest rates of 7.21%, 6.10% and 5.95% for the 2023, 2024 and 2025 Notes, respectively. The interest expense consisted of $6.3 million and $6.4 million of contractual interest based on the stated coupon rate and $10.8 million and $10.1 million of amortization of the discount on the liability component for the three months ended September 30, 2009 and 2008, respectively. The interest expense consisted of $18.8 million and $19.1 million of contractual interest based on the stated coupon rate and $31.9 million and $29.9 million of amortization of the discount on the liability component for the nine months ended September 30, 2009 and 2008, respectively.
     In conjunction with the adoption of the provision, the Company applied the guidance to the Company’s debt issuance costs. As a result, the Company allocated the underlying issuance costs associated with the Convertible Senior Notes to equity in the same ratio as when determining the appropriate debt discount. The Company allocated $6.9 million to equity with a deferred tax impact of $2.7 million, and reduced the amount of the debt issuance costs by $6.9 million. Due to the required retrospective application, the Company allocated $5.0 million as a reduction to retained earnings.
     During the three months ended September 30, 2009, the Company reclassified carrying value of $333.9 million on the 2% Convertible Senior Note (2023 Note) from Long-term debt to current liabilities according to the respective indenture, which allows our Note holders to require the Company to purchase all or a portion of the Notes at par plus any accrued and unpaid interest at the earliest on August 1, 2010. In the event that the holders do not exercise such rights, the remaining balance of the Note will be reclassified back to Long-term debt.

5. Lines of Credit
     In November 2008, the Company entered into a revolving credit facility of $250.0 million (the Revolving Credit Facility) with Bank of America, N.A. Interest rates on outstanding borrowings are determined by reference to LIBOR or to an alternate base rate, with margins determined based on changes in the Company’s leverage ratio. Under the Credit Agreement governing the Company’s new credit facilities, the Company has the right to make up to three requests to increase the aggregate commitments under the revolving credit facility and/or term loan facilities in an aggregate principal amount for all such requests of up to $500.0 million, provided certain conditions are met. The Credit Agreement requires the Company to meet certain financial covenants, including a maximum consolidated leverage ratio and minimum fixed charge ratio, and includes certain other restrictions, including restrictions limiting acquisitions, indebtedness, stock repurchases, capital expenditures and asset sales. If necessary, the Company currently anticipates using the proceeds of the Revolving Credit Facility for the purpose of general working capital and capital expenditures and/or other capital needs as they may arise. As of September 30, 2009, the Company has issued $13.0 million in letters of credit under the Revolving Credit Facility, and accordingly, the remaining available credit is $237.0 million.
     At September 30, 2009, the Company’s foreign subsidiaries in China, Japan, and India had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The credit facilities bear interest at a fixed rate, the respective bank’s prime rate, or the Japan TIBOR rate. The U.S. dollar equivalent of these facilities totaled $13.6 million, none of which was outstanding at September 30, 2009. Additionally, the Company’s Japan subsidiary has an outstanding letter of credit with a U.S. dollar equivalent of $1.1 million at September 30, 2009 to support its import duty.
     The weighted average interest rate of the Company’s total lines of credit was 2.82% at September 30, 2009.
6. Commitments and Contingencies
Letters of Credit
     The Company had outstanding letters of credit totaling $41.8 million at September 30, 2009, of which $11.7 million was to support liabilities associated with the Company’s self-insured worker’s compensation programs, $4.5 million was to support its building lease requirements, $24.5 million was to support performance bond agreements, and $1.1 million was to support duty on imported products.
Executive Employment Agreements
     The Company has employment contracts with key executives that provide for the continuation of salary if terminated for reasons other than cause, as defined in those agreements. At September 30, 2009, future employment contract commitments for such key executives were approximately $28.4 million for the remainder of fiscal year 2009.
Contingent Acquisition Obligations
     As a result of prior year acquisitions, the Company may have payment obligations based on percentages of future sales of certain products and services; however, such amounts could not be reasonably estimated as of September 30, 2009. Several of the purchase agreements the Company has entered into do not limit the payments to a maximum amount, nor do they restrict the payments deadline. In addition, several of the purchase agreements may require cash payments of approximately $57.7 million by the Company based upon the achievement of certain technological and patent milestones, some without restriction of the payment deadline. For acquisitions accounted for under SFAS 141, Business Combinations, the Company will account for any such contingent payments as an addition to the purchase price of the acquired company accordingly. For acquisitions accounted for under The ASC Topic of Business Combinations, these obligations will be accounted for at fair value at the time of acquisition with subsequent revisions reflected in the Statement of Operations. For the nine months ended September 30, 2009, none of the contingent payments have been earned or paid.
Environmental Liabilities
     As a result of the merger with Applied Biosystems Inc., the Company assumed certain environmental exposures. At September 30, 2009, the environmental reserves, which are not discounted, were approximately $2.6 million, including current reserves of $2.4 million. In addition, some of the assumed environmental reserves are covered under insurance policies. At September 30, 2009, the Company also has receivables of approximately $1.1 million, of which $1.0 million is included in short-term assets, for expected reimbursements under the insurance policies.
     The Company assumed certain environmental exposures as a result of the merger with Dexter Corporation in 2000 and recorded reserves to cover estimated environmental clean-up costs. The environmental reserves, which are not discounted, were approximately $6.6 million at September 30, 2009, and include current reserves of $0.8 million. In addition, the Company has an insurance policy to cover these assumed environmental exposures.
     Based upon currently available information, the Company believes that it has adequately provided for these environmental exposures and that the outcome of these matters will not have a material adverse effect on its Consolidated Results of Operations.
Litigation
     The Company is subject to potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted. These matters have arisen in the ordinary course and conduct of the Company’s business, as well as through acquisitions, and some are expected to be covered, at least partly, by insurance. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters that are pending or may be asserted could be decided unfavorably to the Company. Although the amount of liability at September 30, 2009 with respect to these matters cannot be ascertained, the Company believes that any resulting liability should not materially affect its Consolidated Financial Statements.
Indemnifications
     In the normal course of business, we enter into agreements under which we indemnify third parties for intellectual property infringement claims or claims arising from breaches of representations or warranties. In addition, from time to time, we provide indemnity protection to third parties for claims relating to past performance arising from undisclosed liabilities, product liabilities, environmental obligations, representations and warranties, and other claims. In these agreements, the scope and amount of remedy, or the period in which claims can be made, may be limited. It is not possible to determine the maximum potential amount of future payments, if any, due under these indemnities due to the conditional nature of the obligations and the unique facts and circumstances involved in each agreement. Payments made related to these indemnifications have not been and are not expected to be material to our Consolidated Financial Position.
Guarantees
     There are two types of guarantees, which are the guarantee of pension benefits for a divested business and product warranties, related to our business activities that are included in The ASC Topic of Guarantees.
Pension Benefits
     As part of the Applied Biosystems’ divestiture of the Analytical Instruments business in fiscal 1999, the purchaser of the Analytical Instruments business is paying for the pension benefits for employees of a former German subsidiary. However, we guaranteed payment of these pension benefits should the purchaser fail to do so, as these payment obligations were not transferable to the buyer under German law. The guaranteed payment obligation, which approximated $51.6 million at September 30, 2009, is not expected to have a material adverse effect on the Consolidated Financial Statements.
Product Warranties
     We accrue warranty costs for product sales at the time of shipment based on historical experience as well as anticipated product performance. Our product warranties extend over a specified period of time ranging up to two years from the date of sale depending on the product subject to warranty. The product warranty accrual covers parts and labor for repairs and replacements covered by our product warranties. We periodically review the adequacy of our warranty reserve, and adjust, if necessary, the warranty percentage and accrual based on actual experience and estimated costs to be incurred. At September 30, 2009 and December 31, 2008, the outstanding balance of product warranties was $11.5 million and $12.6 million, respectively.

     The following table provides the analysis of the warranty reserve for the nine months ended September 30, 2009 and 2008:

(in thousands) (unaudited)	2009	2008
Balance at January 1	$12,616	$213
Accruals for warranties	8,678	—
Settlements made during the year	(10,064)	(213)
Currency translation	316	—

Balance at September 30	$11,546	$—

7. Pension Plans and Postretirement Health and Benefit Program
     The Company has several defined benefit pension plans covering its U.S. employees and employees in several foreign countries.
     The components of net periodic pension cost or (benefit) for the Company’s pension plans and postretirement benefits plans for the three and nine months ended September 30, 2009 and 2008, respectively were as follows:

	Domestic Plans
	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands) (unaudited)	2009	2008	2009	2008
Service cost	$76	$—	$227	$—
Interest cost	9,637	795	27,880	2,386
Expected return on plan assets	(8,558)	(926)	(25,674)	(2,779)
Amortization of prior service cost	44	—	44	—
Amortization of actuarial loss	477	55	1,432	164

Net periodic pension cost (benefit)	$1,676	$(76)	$3,909	$(229)

	Postretirement Plans
	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands) (unaudited)	2009	2008	2009	2008
Service cost	$53	$—	$159	$—
Interest cost	917	79	2,750	236
Expected return on plan assets	(98)	(150)	(293)	(449)
Amortization of prior service cost	59	60	179	180
Amortization of actuarial loss	197	149	590	448

Total periodic pension cost	$1,128	$138	$3,385	$415

	Foreign Plans
	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands) (unaudited)	2009	2008	2009	2008
Service cost	$1,134	$634	$3,431	$1,868
Interest cost	1,277	1,331	3,634	3,170
Expected return on plan assets	(952)	(1,197)	(2,687)	(2,830)
Amortization of actuarial loss	30	104	153	228

Net periodic pension cost	$1,489	$872	$4,531	$2,436

8. Income Taxes
     Income taxes are determined using an estimated annual effective tax rate applied against income, and then adjusted for the tax impacts of certain significant and discrete items. For the nine months ended September 30, 2009, the Company treated the release of a $15.7 million valuation allowance relating to a capital loss carry forward, $14.6 million in capital gains tax related to ongoing corporate restructuring, and certain return to provision true up adjustments as discrete items for which the tax effect was recognized separately from the application of the estimated annual effective tax rate. Excluding the impact of the discrete items, the effective tax rate is 26.3%.
     In accordance with the disclosure requirements as described in The ASC Topic of Income Taxes, the Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

     The following table summarizes the activity related to our unrecognized tax benefits:

(in thousands)	September 30, 2009	December 31,2008
	(unaudited)
Gross unrecognized tax benefits at January 1	$74,904	$27,784
Increases in tax positions for prior years	21,504	26
Decreases in tax positions for prior years	(3,565)	(1,293)
Increases in tax positions for current year relating to ongoing operations	5,666	5,981
Increases in tax positions for current year relating to acquisition	2,735	46,200
Decreases in tax positions due to settlements with taxing authorities	—	(3,794)

Gross unrecognized tax benefits	$101,244	$74,904

     When combined with interest and other indirect tax benefits when recognized, the $101.2 million of gross unrecognized tax benefits become $101.7 million in net unrecognized tax benefits, of which, $94.7 million would reduce our income tax expense and effective tax rate, if recognized after the measurement period. As of September 30, 2009, the total amount of accrued income tax-related interest and penalties included in the consolidated statement of operations was $5.5 million, and $11.3 million in the consolidated statement of financial position. It is reasonably possible that there will be a reduction to the balance of unrecognized tax benefits up to $44.4 million in the next twelve months.
     The Company is subject to routine compliance reviews on various tax matters around the world in the ordinary course of business. Currently, income tax audits are in Belgium, Canada, China, Hungary, Norway, Singapore, Switzerland, United Kingdom, and the United States.
9. Stock Repurchase Program
     In July 2007, the Board of Directors of the Company (Board) approved a program authorizing management to repurchase up to $500.0 million of common stock over the next three years, of which $265.0 million remains open and available for purchase at September 30, 2009. Under this plan, the Company repurchased 1.2 million shares at a total cost of approximately $100.0 million for the year ended December 31, 2008. No shares have been repurchased for the nine months ended September 30, 2009. The cost of repurchased shares are included in treasury stock and reported as a reduction in stockholders’ equity. The amount of stock the Company is able to repurchase is limited by the covenants of the debt financing associated with the Applied Biosystems merger.
10. Restructuring Costs
     In November 2008, the Company completed the merger with AB to form a company that combines both businesses into a global leader in biotechnology reagents and instrument systems dedicated to improving the human condition. In connection with the merger and also the desire to achieve synergies associated with economies of scale, the Company initiated a restructuring plan to provide one-time termination costs, specifically severance and retention bonuses, to those employees whose employment positions would be eliminated and one-time relocation costs to those employees whose employment positions would be relocated. The restructuring plan also includes closure of certain leased facilities that will no longer be used in the Company’s operations. The Company estimates that total restructuring expenses related to facilities and employees existing at the Company prior to the merger with AB will be approximately $29.5 million, which consists of $21.2 million for one-time termination costs, $5.8 million for one-time relocation costs, and $2.5 million for site closures. The Company anticipates that the restructuring plan will be completed in 2011. Refer to Note 3 “Business Combinations and Consolidations Costs” in the notes to the Consolidated Financial Statements for the restructuring plan associated with the acquisition of AB accounted for under EITF 95-3.
     In accordance with The ASC Topic of Exit or Disposal Cost Obligations, during the three months ended September 30, 2009, $0.4 million, $0.1 million, and $0.2 million of one-time termination costs, one-time relocation costs, and one-time site closure costs, respectively, and during the nine months ended September 30, 2009, $7.2 million, $2.7 million, and $0.4 million of one-time termination costs, one-time relocation costs, and one-time site closure costs, respectively, were included in business consolidation costs in the Consolidated Statements of Operations.

     The following table summarizes the charges and spending relating to the restructuring plan:

	One-Time	One-Time	One-Time
	Termination	Relocation	Site Closure
(in thousands) (unaudited)	Costs	Costs	Costs	Total
Restructuring reserves as of December 31, 2008	$3,218	$—	$—	$3,218
Charged to expenses	7,187	2,684	442	10,313
Amounts paid	(5,098)	(1,728)	(382)	(7,208)
Foreign currency translation	344	1	6	351

Restructuring reserves as of September 30, 2009	$5,651	$957	$66	$6,674

Cumulative amount incurred to date	$10,724	$2,684	$442	$13,850
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
OVERVIEW
     Revenues for the three and nine months ended September 30, 2009 were $800.7 million and $2,409.2 million, respectively, with net income of $41.1 million and $95.7 million, respectively.
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
     In September 2009, the Company announced a signed definitive agreement to sell its 50% ownership stake in the Applied Biosystems/MDS Analytical Technologies Instruments joint venture to Danaher Corporation for $450.0 million in cash. The transaction is expected to close in the first quarter of 2010 and is not subject to any financing conditions. The transaction is subject to customary closing conditions. Included in the sale of the joint venture is the ownership stake in the joint venture as well as selected assets and liabilities directly attributable to the joint venture. The Company does not believe the sale, excluding transaction fees, will result in a material loss upon completion.
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
CRITICAL ACCOUNTING POLICIES
     In connection with the acquisition of AB and resulting reorganization, the Company has determined in accordance with The ASC Topic of Segment Reporting to operate as one operating segment. The Company believes our chief operating decision maker (CODM) makes decisions based on the Company as a whole. In addition, the Company shares the common basis of organization, types of products and services which derive revenues, and the economic environments. Accordingly, we believe it is appropriate to operate as one reporting segment. The Company will disclose the revenues for each of its internal divisions to allow the reader of the financial statements the ability to gain transparency into the operations of the Company. We have restated historical divisional revenue information to conform to the current year presentation. Other than this, there were no significant changes in critical accounting policies from those at December 31, 2008.
     During the current fiscal year, the Company has adopted, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. Accordingly the Company has adopted the Codification as the source of authoritative U.S. generally accepted accounting principles (GAAP) and disclosed as such. The Company has also adopted the bifurcation requirement on our convertible debt as prescribed by The ASC Topic of Debt with Conversion and Other Options. The Topic required a retrospective application upon adoption, hence there was a material adverse impact on the results of operations and earnings per share in the current and preceeding fiscal years. In addition, the Company changed the measurement techniques of assets acquired and liabilities assumed by the business combination required in favor of a fair value method prescribed by The ASC Topic of Business Combinations and The ASC Topic of Fair Value Measurements and Disclosures, and the Company redefined the definitions of fair value, established a framework for measuring fair value, and expanded disclosures about fair value measurements accordingly. The Company also adopted a guidance on the determination of whether an instrument or embedded feature is indexed to an entity’s own stock under The ASC Topic of Derivatives and Hedging. For additional information on the recent accounting pronouncements impacting our business, see Note 1 of the Notes to Consolidated Financial Statements.
RESULTS OF OPERATIONS
Third Quarter of 2009 Compared to the Third Quarter of 2008
     The following table compares revenues and gross margin for the third quarter of 2009 and 2008:

	Three months ended
	September 30,
(in millions) (unaudited)	2009	2008	Increase	% Increase
Molecular Biology Systems	$393.9	$162.9	$231.0	142%
Cell Systems	189.2	186.0	3.2	2%
Genetic Systems	216.4	12.8	203.6	NM
Corporate and other	1.2	—	1.2	NM

Total revenues	$800.7	$361.7	$439.0	121%

Total gross profit	$462.8	$218.2	$244.6	112%
Total gross profit margin %	57.8%	60.3%

Revenue
     The Company’s revenues increased by $439.0 million or 121% for the third quarter of 2009 compared to the third quarter of 2008. The increase in revenue is driven primarily by an increase of $441.2 million due to the acquisition of AB. The remaining year over year change in revenue was due to increases of $8.5 million in volume and pricing offset by decreases of $11.0 million in unfavorable currency impacts including hedging.
     As of January 1, 2009, we aligned our business under four divisions — Molecular Biology Systems, Genetic Systems, Cell Systems and Mass Spectrometry. The Mass Spectrometry division is comprised of a 50% interest in a joint venture that the Company acquired as a part of the AB acquisition. The Company accounts for this investment using the equity method. Our share of earnings or losses, including revenue, is included in other income. The Molecular Biology Systems (MBS) division includes the molecular biology based technologies including basic and real-time PCR, RNAi, DNA synthesis, thermo-cycler instrumentation, cloning and protein expression profiling and protein analysis. Revenue in this division increased by $231.0 million or 142% in the third quarter of 2009 compared to the third quarter of 2008. This increase was driven primarily by $226.5 million from the acquisition of AB and $9.3 million in increased volume and pricing, partially offset by $5.1 million in unfavorable currency impacts including hedging. The Cell Systems (CS) division includes all product lines used in the study of cell function, including cell culture media and sera, stem cells and related tools, cellular imaging products, antibodies, drug discovery services, and cell therapy related products. Revenue in this division increased $3.2 million or 2% in the third quarter of 2009 compared to the third quarter of 2008. This increase was driven primarily by $10.9 million from the acquisition of AB, partially offset by $5.3 million in unfavorable currency impacts including hedging and $2.6 million in decreased volume and pricing. The Genetic System (GS) division includes sequencing systems and reagents, including capillary electrophoresis and the SOLiD system, as well as reagent kits developed specifically for applied markets, such as forensics, food safety and pharmaceutical quality monitoring. Revenue in this division increased by $203.6 million in the third quarter of 2009 compared to the third quarter of 2008 driven primarily by the acquisition of AB.
Gross Profit
     Gross profit increased $244.6 million or 112% in the third quarter of 2009 compared to the third quarter of 2008. The increase in gross profit was primarily due to the acquisition of AB, offset by an increase of $53.7 million in purchased intangible assets amortization. Amortization expense related to purchased intangible assets acquired in our business combinations was $71.4 million for the third quarter of 2009 compared to $17.7 million for the third quarter of 2008. The increase was the result of the amortization of intangibles resulting from the acquisition of AB.
Operating Expenses
The following table compares operating expenses for the third quarter of 2009 and 2008:

	Three months ended September 30,
	2009		2008
		As a		As a
	Operating	percentage of	Operating	percentage of	$ Increase/
(in millions)(unaudited)	expense	revenues	expense	revenues	(decrease)	% Increase
Operating Expenses:
Selling, general and administrative	$240.0	30%	$118.3	33%	$121.7	103%
Research and development	82.7	10%	31.4	9%	51.3	163%
Business consolidation costs	23.3	3%	14.2	4%	9.1	64%
In-process research and development	—	—	18.9	5%	(18.9)	NM
     Selling, general and administrative. For the third quarter of 2009, selling, general and administrative expenses increased $121.7 million or 103% compared to the third quarter of 2008. This increase was driven primarily by $111.5 million related to the acquisition of AB and an increase of $12.9 million in compensation, bonus and benefits, partially offset by $3.0 million in favorable currency impacts.
     Research and development. For the third quarter of 2009, research and development expenses increased $51.3 million or 163% compared to the third quarter of 2008. This increase was driven primarily by $49.5 million related to the acquisition of AB and an increase of $2.0 million in compensation, bonus and benefits, partially offset by $0.8 million in favorable currency impacts.

     Business Consolidation Costs. Business consolidation costs for the third quarter of 2009 were $23.3 million, compared to $14.2 million in the third quarter of 2008, and represent costs associated with our integration efforts related to AB and to realign our business and consolidate certain facilities. The increase in costs year over year is due to the rampup of activities performed in the integration post merger, which was completed in November of 2008. Included in these costs are various activities related to the acquisition which were associated with combining the two companies and consolidating redundancies. Also included in these expenses are one time expenses associated with third party providers assisting in the realignment of the two companies. We expect to continue to incur business consolidation costs throughout 2009 and into 2010 as we further consolidate operations and facilities and realign the previously existing businesses.
Other Income (Expense)
     Interest Income
     Interest income was $1.0 million for the third quarter of 2009 compared to $6.3 million for the third quarter of 2008. The decrease was primarily due to economic conditions leading to lower interest rates available on invested cash balances.
     Interest income in the future will be affected by changes in short-term interest rates and changes in cash balances, which may materially increase or decrease as a result of acquisitions, debt repayment, stock repurchase programs and other financing activities.
     Interest Expense
     Interest expense was $47.8 million for the third quarter of 2009 compared to $17.4 million for the third quarter of 2008. The increase in interest expenses was primarily driven by the interest incurred on the $2,400.0 million of debt issued in November 2008 in connection with the AB merger.
     The Company adopted a bifurcation requirement on our convertible debt prescribed by The ASC Topic of Debt with Conversion and Other Options in the first quarter of 2009 and as a result has incurred an additional $10.8 million in expense in the third quarter of 2009 and has restated the prior year results of operations to include $10.1 million in expense related to the adoption in the third quarter of 2008.
     During the three months ended September 30, 2009, the Company made an early principal repayment of $200.0 million on our term loan B, which resulted in the Company writing off $6.8 million of deferred financing costs attributable to the principal repaid. The loss is separately identified in our results from operation as an “early extinguishment of debt”.
     Other Income (Expense), Net
     Other income (expense), net, was $2.6 million for the third quarter of 2009 compared to $(0.6) million for the same period of 2008. Included in the third quarter of 2009 was a net gain of $1.0 million related to our interest in the joint venture. This gain included $6.0 million in income from operations of the joint venture offset by $5.0 million in expenses associated with the amortization of purchased intangibles and amortization of deferred revenue fair market value adjustments, which all are directly attributable to the joint venture. The gain also included $1.6 million in foreign currency gains and other miscellaneous items.
     Provision for Income Taxes
     The provision for income taxes as a percentage of pre-tax income from continuing operations was 37.4% for the third quarter of 2009 compared with 20.2% for the third quarter of 2008. The increase in the effective tax rate for the third quarter of 2009 was primarily attributable to a recapture of $9.3 million of a previously released valuation allowance benefit related to a capital loss carry forward due to a revision in the Company’s restructuring plan, without which the effective tax rate would have been 23.2%.
First Nine Months of 2009 compared to First Nine Months of 2008
     The following table compares revenues and gross margin for the first nine months of 2009 and 2008:

	Nine months ended
	September 30,		Increase /
(in millions) (unaudited)	2009	2008	(decrease)	% Increase
Molecular Biology Systems	$1,159.5	$487.9	$671.6	138%
Cell Systems	577.3	554.9	22.4	4%
Genetic Systems	672.5	36.9	635.6	NM
Corporate and other	(0.1)	—	(0.1)	NM

Total revenues	$2,409.2	$1,079.7	$1,329.5	123%

Total gross profit	$1,329.1	$662.0	$667.1	101%
Total gross profit margin %	55.2%	61.3%

Revenue
     The Company’s revenues increased by $1,329.5 million or 123% for the first nine months of 2009 compared to the first nine months of 2008. The increase in revenue is driven primarily by an increase of $1,351.6 million due to the acquisition of AB. The remaining year over year change in revenue was due to increases of $33.7 million in volume and pricing offset by decreases of $4.9 million in lower settlement revenue and $51.7 million in unfavorable currency impacts including hedging.
     Revenue in the MBS division increased by $671.6 million or 138% for the first nine months of 2009 compared to the same period of 2008. This increase was driven primarily by $675.7 million from the acquisition of AB and $23.2 million in increased volume and pricing, partially offset by $4.9 million in lower settlement revenue and $24.2 million in unfavorable currency impacts including hedging. Revenue in the CS division increased by $22.4 million or 4% for the first nine months of 2009 compared to the first nine months of 2008. This increase was driven primarily by $42.7 million from the acquisition of AB and $5.8 million in increased volume and pricing, partially offset by $25.4 million in unfavorable currency impacts including hedging. Revenue in the GS division increased by $635.6 million in the first nine months of 2009 compared to the first nine months of 2008 driven primarily by the acquisition of AB.
Gross Profit
     Gross profit increased $667.1 million or 101% in the first nine months of 2009 compared to the same period of 2008. The increase in gross profit was primarily due to the acquisition of AB, offset by an increase of $161.2 million in purchased intangible assets amortization. Amortization expense related to purchased intangible assets acquired in our business combinations was $213.2 million for the first nine months of 2009 compared to $52.0 million for the first nine months of 2008. The increase was the result of the amortization of intangibles resulting from the acquisition of AB.
Operating Expenses
The following table compares operating expenses for the first nine months of 2009 and 2008:

	Nine months ended September 30,
	2009		2008
		As a		As a
	Operating	percentage of	Operating	percentage of	$ Increase /
(in millions)(unaudited)	expense	revenues	expense	revenues	(decrease)	% Increase
Operating Expenses:
Selling, general and administrative	$734.1	30%	$347.6	32%	$386.5	111%
Research and development	244.8	10%	95.2	9%	149.6	157%
Business consolidation costs	79.6	3%	16.1	1%	63.5	NM
In-process research and development	—	—	18.9	2%	(18.9)	NM
     Selling, general and administrative. For the first nine months of 2009, selling, general and administrative expenses increased by $386.5 million or 111% compared to the first nine months of 2008. This increase was driven primarily by $350.6 million related to the acquisition of AB, an increase of $40.2 million in compensation, bonus and benefits, an increase of $9.2 million in outside services, an increase of $4.8 million related to a legal settlement charge, and an increase of $3.4 million in depreciation and other expenses, partially offset with $19.6 million in favorable currency impacts.
     Research and development. For the first nine months of 2009, research and development expenses increased by $149.6 million or 157% compared to the first nine months of 2008. This increase was driven primarily by $143.0 million related to the acquisition of AB, a $7.9 million increase in compensation, bonus, benefits, and, partially offset by decreases in currency impacts of $3.5 million.
     Business Consolidation Costs. Business consolidation costs for the first nine months of 2009 were $79.6 million, compared to $16.1 million in the first nine months of 2008, and represent costs associated with our integration efforts related to AB and to realign our business and consolidate certain facilities. The increase in costs year over year is due to the rampup of activities performed in the integration post merger, which was completed in November of 2008. Included in these costs are various activities related to the acquisition which were associated with combining the two companies and consolidating redundancies. Also included in these expenses are one time expenses associated with third party providers assisting in the realignment of the two companies. We expect to continue to incur business consolidation costs throughout 2009 and into 2010 as we further consolidate operations and facilities and realign the previously existing businesses.
Other Income (Expense)
     Interest Income
     Interest income was $3.1 million for the first nine months of 2009 compared to $20.5 million for the first nine months of 2008. The decrease was primarily due to economic conditions leading to lower interest rates available on invested cash.
     Interest income in the future will be affected by changes in short-term interest rates and changes in cash balances, which may materially increase or decrease as a result of acquisitions, debt repayment, stock repurchase programs and other financing activities.
     Interest Expense
     Interest expense was $145.6 million for the first nine months of 2009 compared to $51.9 million for the first nine months of 2008. The increase in interest expenses was primarily driven by the interest incurred on the $2,400.0 million of debt issued in November 2008 in connection with the AB merger.
     The Company adopted a bifurcation requirement on our convertible debt prescribed by The ASC Topic of Debt with Conversion and Other Options in the first quarter of 2009 and as a result has incurred an additional $31.9 million in expense in the first nine months of 2009 and has restated the prior year accounts to include $29.9 million in expense related to the adoption in the first nine months of 2008.
     During the nine months ended September 30, 2009, the Company made an early principal repayment of $200.0 million on our term loan B, which resulted in the Company writing off $6.8 million of deferred financing costs attributable to the principal repaid. The loss is separately identified in our results from operation as an “early extinguishment of debt”.
     Other Income (Expense), Net
     Other income, net, was $2.2 million for the first nine months of 2009 compared to $0.8 million for the same period of 2008. Included in the first nine months of 2009 was a net gain of $8.9 million related to our interest in the joint venture. This gain included $29.5 million in income from operations of the joint venture offset by $20.6 million in expenses associated with the amortization of purchased intangibles, amortization of inventory fair market value adjustments and amortization of deferred revenue fair market value adjustments, which all are directly attributable to the joint venture. This gain was primarily offset by $6.7 million in foreign currency losses and other miscellaneous items.
     Provision for Income Taxes
     The provision for income taxes as a percentage of pre-tax income from continuing operations was 22.4% for the first nine months of 2009 compared with 23.4% for the first nine months of 2008. The decrease in the effective tax rate for the first nine months of 2009 was primarily attributable to the release of $15.7 million of valuation allowance related to a capital loss carry forward offset by $10.8 million of tax related to ongoing corporate restructuring, return to provision true up adjustments and other discrete items. The effective tax rate for the first nine months of 2009 would have been 26.3% without the impact of these discrete items.
     The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate without the discrete items are as follows:

(unaudited)
Statutory U.S. federal income tax rate	35.0%
State income tax	0.8
Foreign earnings taxed at non-U.S. rates (includes a significant benefit relating to the Singapore tax exemption grant)	(22.1)
Repatriation of other foreign earnings, net of related benefits	14.6
Credits and incentives	(6.3)
Non-deductible compensation & other adjustments	2.1
Other	2.2

Effective income tax rate	26.3%

LIQUIDITY AND CAPITAL RESOURCES
     Cash and cash equivalents were $518.9 million at September 30, 2009, an increase of $183.0 million from December 31, 2008 primarily due to cash provided by operating activities of $451.0 million offset by cash used in investing activities of $144.4 million and cash used in financing activities of $152.8 million. Cash flow from discontinued operations is included in the Consolidated Statements of Cash Flows.
     Operating Activities. Operating activities provided net cash of $451.0 million through the third quarter of 2009 primarily from our net income of $95.7 million plus net noncash charges of $510.7 million, partially offset by a decrease in cash from operating assets and liabilities of $155.4 million. Non-cash charges were primarily comprised of amortization of intangibles of $221.4 million, depreciation of $82.8 million, amortization of purchased fair market inventory adjustments of $62.7 million, stock-based compensation expense of $42.8 million, non-cash interest expense of $31.9 million resulting from the retrospective adoption of a bifurcation requirement on our convertible debt as prescribed by The ASC Topic of Debt with Conversion and Other Options, amortization of purchased deferred revenue adjustments of $30.2 million, amortization of deferred debt issuance costs of $21.5 million, and a change in deferred income taxes which generated $21.3 million. The decrease of $155.4 million in cash within operating assets and liabilities was mainly due to a $121.8 million net decrease in income tax liabilities, a $33.7 million decrease in accounts payable, accrued expenses and other liabilities, a $10.7 million increase in trade accounts receivable, and a $9.1 million increase in inventories, partially offset by a $20.0 million decrease in prepaid expenses and other assets. The movement in cash as a result of changes in operating assets and liabilities is consistent with normal ongoing operations.
     The Company’s pension plans and post retirement benefit plans are funded in accordance with local statutory requirements or by voluntary contributions. The funding requirement is based on the funded status, which is measured by using various actuarial assumptions, such as interest rate, rate of compensation increase, or expected return on plan assets. The Company’s future contribution may change when new information is available or local statutory requirement is changed. Any large funding requirements would be a reduction to operating cash flow.
     Investing Activities. Net cash used in investing activities through the third quarter of 2009 was $144.4 million. The cash was used for purchases of property plant and equipment of $103.6 million, $24.8 million in cash considerations associated with acquisition related activities, $25.2 million in asset purchases from third parties, which are primarily intangible asset purchases, and $10.0 million on purchases of investments, offset by $15.2 million of cash received from the divestiture of assets and liabilities associated with a product line, and $3.9 million of cash received from the sale of fixed assets.
     The Company has undertaken restructuring activities in connection with the merger of Applied Biosystems, which primarily include one-time termination costs, specifically severance costs related to elimination of duplicative positions and change in control agreements to mostly sales, finance, IT, research and development, and customer services. The restructuring plan also includes charges associated with the closure of certain leased facilities and one-time relocation costs for the employees whose employment positions have been moved to another location. As a result of the plan, the Company expects to achieve operating efficiencies in future periods related to salary and overhead costs specifically related to its selling, general and administrative and research and development costs. As of September 30, 2009, the Company recorded restructuring accruals of $20.6 million pursuant to this plan, and the payment is expected to be incurred through mid-2010. Total restructuring expenditures are estimated to be approximately $104.1 million, of which $94.5 million was incurred in the financial statements since the inception of the plan.
     At September 30, 2009, the Company holds $35.1 million in AAA rated auction rate securities. Beginning in February 2008, auctions failed for the Company’s holdings because sell orders exceeded buy orders. As a result of the failed auctions, the Company is holding illiquid securities because the funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. In August 2008, UBS announced that it has agreed to a settlement in principle with the Securities and Exchange Commission (SEC) and other state regulatory agencies represented by North American Securities Administrators Association to restore liquidity to all remaining clients who hold auction rate securities. UBS committed to repurchase auction rate securities from their private clients at par beginning January 1, 2009. During nine months ended September 30, 2009, UBS repurchased $0.5 million auction rate securities at par from the Company. The Company intends to have the settlement completed by July 2012. Until UBS fully redeems the Company’s auction rate securities, UBS has provided a loan to the Company for the par value of the auction rate securities with the underlying auction rate securities as the collateral. The Company will be charged interest on the loan equal to the interest earned on the auction rate securities during this period. As a result, the Company already has access to cash associated with these auction rate securities and does not believe there are liquidity concerns associated with these instruments.
     Financing Activities. Net cash used in financing activities through the third quarter of 2009 was $152.8 million. The primary drivers were principal payments on long term obligations of $275.0 million, partially offset by proceeds from the exercise of employee stock options and purchase rights of $116.6 million.
     In November 2008, the Company entered into a $2,650.0 million Credit Agreement consisting of the Revolving Credit Facility of $250.0 million, a term loan A facility of $1,400.0 million, and a term loan B facility of $1,000.0 million to fund a portion of the cash consideration paid as part of the Applied Biosystems merger. The remainder of the borrowing was used to pay for merger transaction costs, to facilitate normal operations, and to refinance credit facility outstanding previous to the merger. The Credit Agreement requires the Company to meet certain financial covenants, including a maximum consolidated leverage ratio and minimum fixed charge ratio, and includes certain other restrictions, including restrictions limiting acquisitions, indebtedness, stock repurchases, capital expenditures and asset sales. For the nine months ended September 30, 2009, the interest on the revolving credit facility and the term loan A was LIBOR plus 2.5% and the term loan B was at the Base Rate plus 2.0%, which resulted in an aggregate interest payment of $71.2 million, net of hedging transactions. Aggregate principal repayment was $275.0 million, of which $200.0 million was paid as early extinguishment of debts resulting in $6.8 million of non-cash loss from writing off of related unamortized deferred financing costs for the nine months ended September 30, 2009. The Company has issued $13.0 million in letters of credit through the new revolving credit facility, and, accordingly, the remaining credit available under that facility is $237.0 million. The Company is currently in compliance with the debt covenant ratios in the Credit Agreement and does not foresee an issue of non-compliance in the future.
     In September 2009, the Company announced a signed definitive agreement to sell its 50% ownership stake in the Applied Biosystems/MDS Analytical Technologies Instruments joint venture and selected assets and liabilities directly attributable to the joint venture to Danaher Corporation for $450.0 million in cash. The Company is in the process of determining net cash proceeds after taxes upon completion of the transaction, however, the Company intends to use such proceeds to further pay down debt. The transaction is expected to close in the first quarter of 2010.
     The Company’s foreign subsidiaries in China, Japan, and India had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The U.S. dollar equivalent of these facilities totaled $13.6 million, none of which was outstanding at September 30, 2009.
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

CONTRACTUAL OBLIGATIONS
     We did not enter into any material contractual obligations during the three months ended September 30, 2009. We have no material contractual obligations not fully recorded on our Consolidated Balance Sheets or fully disclosed in the Notes to our Consolidated Financial Statements.
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
     Foreign Currencies
     We have operations in Europe, Asia-Pacific and the Americas. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. As of September 30, 2009, the Company had $399.0 million of accounts receivable and $35.1 million of accounts payable, respectively, denominated in a foreign currency. The Company has accounts receivables and payables denominated in both the functional currency of the legal entity as well as receivables denominated in a foreign currency that differs from the functional currency of the legal entity. For receivables and payables denominated in the currency of the parent’s functional currency, the Company does not have financial statement risk, and therefore does not hedge such transactions. For those receivables denominated in a currency that differs from the functional currency of the legal entity, the Company hedges such transactions to prevent financial statement risk. As a result, a hypothetical movement in foreign currency rates would not be expected to have a material financial statement impact on the settlement of these outstanding receivables and payables.
     Both realized and unrealized gains and losses on the value of these receivables and payables were included in other income and expense in the Consolidated Statements of Operations. Net currency exchange gains and losses, respectively, recognized on business transactions, net of hedging transactions, was $1.4 million for the three months ended September 30, 2009, and $(5.4) million for the nine months ended September 30, 2009, and such gains and losses are included in other expense in the Consolidated Statements of Operations. These gains and losses arise from the timing of cash collections compared to the hedged transactions, which can vary based on timing of actual customer payments.
     The Company’s intercompany foreign currency receivables and payables are primarily concentrated in the euro, British pound sterling, Canadian dollar and Japanese yen. Historically, we have used foreign currency forward contracts to mitigate foreign currency risk on these intercompany foreign currency receivables and payables. At September 30, 2009, the Company had a notional principal amount of $918.0 million in foreign currency forward contracts outstanding to hedge currency risk on specific receivables and payables, both intercompany and as mentioned above, for third party receivables denominated in a currency that differs from the legal entity’s functional currency. These foreign currency forward contracts as of September 30, 2009, which settle in October 2009 through February 2010, effectively fix the exchange rate at which these specific receivables and payables will be settled in, so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying receivables and payables. The Company does not have any material un-hedged foreign currency intercompany receivables or payables at September 30, 2009. Refer to Note 2 “Financial Instruments” in the notes to the Consolidated Financial Statements for more information on the Company’s hedging programs.
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
     Cash Flow Hedges
     The ultimate U.S. dollar value of future foreign currency sales generated by our reporting units is subject to fluctuations in foreign currency exchange rates. The Company’s intent is to limit this exposure from changes in currency exchange rates through hedging. When the dollar strengthens significantly against the foreign currencies, the decline in the U.S. dollar value of future foreign currency revenue is offset by gains in the value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the opposite occurs. The Company uses foreign currency forward contracts to mitigate foreign currency risk on forecasted foreign currency sales which are expected to be settled through December 2010. The change in fair value prior to their maturity was accounted for as cash flow hedges, and recorded in other comprehensive income, net of tax, in the Consolidated Balance Sheets according to The ASC Topic of Derivatives and Hedging. To the extent any portion of the forward contracts is determined to not be an effective hedge, the increase or decrease in value prior to the maturity was recorded in other income or expense in the consolidated statements of operations.
     During the nine months ended September 30, 2009, the Company did not recognize material net losses related to the ineffective portion of its hedging instruments in other expense in the Consolidated Statements of Operations. No hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring. The Company continually monitors the probability of forecasted transactions as part of the hedge effectiveness testing. At September 30, 2009, the Company had a notional principal amount of $833.7 million in foreign currency forward contracts outstanding to hedge foreign currency revenue risk under The ASC Topic of Derivatives and Hedging, and the fair value of foreign currency forward contracts is reported in other current assets or other current liabilities in the Consolidated Balance Sheet as appropriate. The Company reclasses deferred gains or losses reported in accumulated other comprehensive income into revenue when the underlying foreign currency sales occur and are recognized in consolidated earnings. The Company uses inventory turnover ratio for each international operating unit to align the timing of a hedged item and a hedging instrument to impact the Consolidated Statements of Operations during the same reporting period. At September 30, 2009, the Company expects to reclass $12.0 million of net losses on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months. At September 30, 2009, a hypothetical 10% change in foreign currency rates against the U.S. dollar would result in a decrease or an increase of $72.0 million in the fair value of foreign currency derivatives accounted for under cash flow hedges. Actual gains or losses could differ materially from this analysis based on changes in the timing and amount of currency rate movements.
     Commodity Prices
     Our exposure to commodity price changes relates to certain manufacturing operations that utilize certain commodities such as raw materials. We manage our exposure to changes in those prices primarily through our procurement and sales practices.
     Interest Rates
     Our investment portfolio is maintained in accordance with our investment policy which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The fair value of our cash equivalents, marketable securities, and derivatives is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness or our own credit risk. The Company uses credit default swap spread to derive risk-adjusted discount rate to measure the fair value of some of our financial instruments. At September 30, 2009, we had $952.1 million in cash, cash equivalents, restricted cash, short term investments and long term investments, of which cash, cash equivalents, restricted cash and short term investments are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of $580.5 million of our cash, cash equivalents, restricted cash, and short term investments at September 30, 2009, as these consisted of highly liquid securities with maturities of less than three months. The Company accounts for $328.8 million of its long term investment in the joint venture under the equity method and $7.7 million of its long term investments in non-publicly traded companies under the cost method, thus, changes in market interest rates would not be expected to have an impact on these investments. Gains or losses from the changes in market interest rates in our other long term investment of $35.1 million will be recognized in our statement of operations immediately, however, there should not be any gains or losses as a result of changes in interest rates as the Company has been provided cash equal to the value of these securities (see Note 2 in our Consolidated Financial Statements). The Company also holds a $1.8 million investment in the Primary Reserve Fund at September 30, 2009 which is currently in liquidation, and therefore, a change in interest rates would not be expected to have material impact on the valuation of the investment.
     Due to the nature of the Company’s variable rate debt, a hypothetical 10% increase or decrease in applicable rates would have a pretax impact of $8.1 million on interest expense for the next twelve months on term loan A and term loan B. To mitigate this risk, the Company entered into interest rate swap agreements that effectively convert variable rate interest payments to fixed rate interest payments for notional amounts of $1,000.0 million in January 2009, which are expected to be settled in January 2012 for $300.0 million and January 2013 for $700.0 million, to manage variability of cash flows in the interest payments on a portion of the term loan A facility and also to comply with the term loan agreement. The change in fair value prior to their maturity are accounted for as cash flow hedges, and recorded in other comprehensive income, net of tax, in the Consolidated Balance Sheets according to The ASC Topic of Derivatives and Hedging. To the extent any portion of the swap agreements is determined to not be an effective hedge, the increase or decrease in value prior to the maturity was recorded in other income or expense in the Consolidated Statements of Operations. During the nine months ended September 30, 2009, there was no recognized gain or loss related to the ineffective portion of its hedging instruments in other expense in the Consolidated Statements of Operations. No hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring. The Company continuously monitors the probability of forecasted and outstanding transactions as part of the hedge effectiveness testing.

     Fair Value Measurements
     The ASC Topic of Fair Value Measurements and Disclosures requires certain financial and non-financial assets and liabilities measured at fair value using a three tiered approach. The assets and liabilities which used level 3 or significant unobservable inputs to measure the fair value represent an insignificant portion of total Company’s financial positions at September 30, 2009. $17.0 million was transferred out of level 3 for the nine months ended September 30, 2009, of which $5.4 million was due to the impairment of our holdings in the Reserve Primary Money Market Fund (Fund), $11.1 million was the third and fourth cash distributions by the Fund, and $0.5 million related to settlement on auction rate securities with UBS. The Company believes the remaining balance of the Fund, $1.8 million, is recoverable as this investment is going to fully liquidate and distribute its holdings. The Company has already received a cash loan for the value of the auction rate securities, and therefore does not believe there is any credit risk. For further discussion on the Company’s fair value measurements and valuation methodologies, refer to Note 2 of the Notes to Consolidated Financial Statements.

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

LIFE TECHNOLOGIES CORPORATION
Date: November 4, 2009	By:	/s/ David F. Hoffmeister
David F. Hoffmeister
Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

2.1	Agreement and Plan of Merger by and among Invitrogen Corporation, Atom Acquisition, LLC and Applera Corporation dated as of June 11, 2008.(1)

2.2	Amendment No. 1 to Agreement and Plan of Merger by and among Invitrogen Corporation, Atom acquisition, LLC and Applied Biosystems Inc., dated as of September 9, 2008.(2)

2.3	Amendment No. 2 to Agreement and Plan of Merger by and among Invitrogen Corporation, Atom acquisition, LLC and Applied Biosystems Inc., dated as of October 15, 2008.(3)

3.1	Restated Certificate of Incorporation of Life Technologies.(4)

3.2	Fourth Amended and Restated Bylaws of Life Technologies.(5)

4.1	Specimen Common Stock Certificate.(6)

4.2	2% Convertible Senior Notes Due 2023, Registration Rights Agreement, by and among Life Technologies and UBS Securities LLC and Credit Suisse First Boston LLC, as Initial Purchasers, dated August 1, 2003.(7)

4.3	2% Convertible Senior Notes Due 2023, Indenture, by and between Life Technologies and U.S. Bank National Association, dated August 1, 2003.(7)

4.4	1 1/2% Convertible Senior Notes Due 2024, Registration Rights Agreement, by and among Life Technologies and UBS Securities LLC and Bear Stearns & Co Inc., as Initial Purchasers, dated February 19, 2004.(8)

4.5	1 1/2% Convertible Senior Notes Due 2024, Indenture, by and between Life Technologies and U.S. Bank National Association, dated February 19, 2004.(8)

4.6	2% Convertible Senior Notes Due 2023 and 11/2% Convertible Senior Notes Due 2024, Indentures, each by and between Life Technologies and U.S. Bank National Association, dated as of December 14, 2004.(9)

4.7	3.25% Convertible Senior Notes Due 2025, Registration Rights Agreement, by and among Life Technologies and UBS Securities LLC and Banc of America Securities LLC., as Initial Purchasers, dated June 20, 2005.(10)

4.8	3.25% Convertible Senior Notes Due 2025, Indenture, by and between Life Technologies and U.S. Bank National Association, dated June 20, 2005.(10)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on June 16, 2008 (File No. 000-25317).

(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on September 10, 2008 (File No. 000-25317).

(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on October 15, 2008 (File No. 000-25317).

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-25317), as amended.

(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on July 27, 2009 (File No. 000-25317).

(6)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-68665).

(7)	Incorporated by reference to Registrant’s Registration Statement on Form S-3, filed on October 29, 2003. (File No. 333-110060).

(8)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2004 (File No. 000-25317).

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004 (File No. 000-25317), as amended.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on June 24, 2005 (File No. 000-25317).