Form 10-K
period 2009-12-31
Life Technologies Corp
filed 2010-02-26
CIK 1073431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] or No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ($229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2009 was $7,321,844,730.

The number of outstanding shares of the registrant’s common stock as of February 24, 2010 was 180,826,916.

INCORPORATION BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with the registrant’s 2010 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this annual report on Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2009.

LIFE TECHNOLOGIES CORPORATION
Annual Report on Form 10-K
for the Fiscal Year Ended December 31, 2009

FORWARD-LOOKING STATEMENTS

Any statements in this Annual Report on Form 10-K about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” “outlook” and similar expressions. Additionally, statements concerning future matters, such as the development of new products, enhancements of technologies, sales levels and operating results and other statements regarding matters that are not historical facts and are forward-looking statements. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from the results expressed in the statements. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Annual Report on Form 10-K. The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this Annual Report on Form 10-K. Among the key factors that have an impact on our results of operations are:

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

PART I

ITEM 1. Business

General Development of Our Business

Life Technologies Corporation (also referred to as “the Company”, “we”, or “Life Technologies”) is a global biotechnology tools company dedicated to improving the human condition. Our systems, consumables and services enable researchers and commercial markets to accelerate scientific exploration, leading to discoveries and developments that better the quality of life. Our products are also used in forensics, food and water testing and other industrial applications.

On November 21, 2008, Invitrogen Corporation (also referred to as “Invitrogen”), a predecessor company to Life Technologies, completed the acquisition of Applied Biosystems, Inc. (also referred to as “AB” or “Applied Biosystems”) to form a new company called Life Technologies Corporation. Life Technologies employs approximately 9,000 people, has a presence in more than 160 countries, and possesses a rapidly growing intellectual property estate of over 3,900 patents and exclusive licenses.

In September 2009, the Company announced a signed definitive agreement to sell its 50% ownership stake in the Applied Biosystems/MDS Analytical Technologies Instruments joint venture and all assets and liabilities related to the Company’s mass spectrometry business to Danaher Corporation for $450.0 million in cash, subject to a conventional working capital adjustment. The transaction closed on January 29, 2010. The Company approximates that it will receive $280.0 million of net cash proceeds after taxes upon completion of the transaction.

The Company delivers a broad range of products and services, including systems, instruments, reagents, software, and custom services. Our growing portfolio of products includes innovative technologies for capillary electrophoresis based sequencing, next generation sequencing, PCR, sample preparation, cell culture, RNA interference analysis, functional genomics research, proteomics and cell biology applications, as well as clinical diagnostic applications, forensics, animal, food, pharmaceutical and water testing analysis. The Company also provides our customers convenient purchasing options through thousands of sales and service professionals, e-commerce capabilities and onsite supply center solutions.

The Company began operations as a California partnership in 1987 and incorporated in California in 1989. In 1997, the Company reincorporated as a Delaware corporation. Our principal offices are in Carlsbad, California.

The Company’s website is www.lifetechnologies.com. This Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments thereto are made available without charge on the website. These materials are available on the website as soon as reasonably practicable after filing these materials with, or furnishing them to, the Securities and Exchange Commission.

Financial Information About Our Segments and Geographic Areas

In 2009, in connection with the acquisition of AB and the resulting reorganization, the Company has determined, in accordance with The Financial Accounting Standards Board (FASB) Accounting Standards Codification, or ASC, Topic 280, Segment Reporting to operate as one operating segment. The Company believes our chief operating decision maker (CODM) makes decisions based on the Company as a whole. In addition to the CODM making decisions for the Company as a whole, the divisions within the Company share similar customers and types of products and services which derive revenues and have consistent product margins. Accordingly, the Company operates and reports as one reporting segment. The Company will disclose the revenues for each of its internal divisions in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to allow the reader of the financial statements the ability to gain transparency into the operations of the Company. We have restated historical divisional revenue information to conform to the current year presentation.

Financial information about our revenues from foreign countries and assets located in those countries is also included in the notes to our consolidated financial statements, which begin on page 58.

Description of Our Business

Company Overview

We are a global biotechnology tools company dedicated to helping our customers make scientific discoveries and applying those discoveries to ultimately improve the quality of life. Our systems, reagents, and services enable researchers to accelerate scientific exploration, driving to discoveries and developments that better the quality of life. Life Technologies customers do their work across the biological spectrum, advancing genomic medicine, regenerative science, molecular diagnostics, agricultural and environmental research, and 21st century forensics. The Company employs approximately 9,000 people, has a presence in more than 160 countries, and possesses a rapidly growing intellectual property estate of over 3,900 patents and exclusive licenses.

Our systems and reagents enable, simplify and accelerate a broad spectrum of biological research of genes, proteins and cells within academic and life science research and commercial applications. Our scientific expertise assists in making biodiscovery research techniques more effective and efficient for pharmaceutical, biotechnology, agricultural, clinical, government and academic scientific professionals with backgrounds in a wide range of scientific disciplines.

The Company offers many different products and services, and is continually developing and/or acquiring others. Some of our specific product categories include the following:

•	“High-throughput” gene cloning and expression technology, which allows customers to clone and expression-test genes on an industrial scale.
•	Pre-cast electrophoresis products, which improve the speed, reliability and convenience of separating nucleic acids and proteins.
•	Antibodies, which allow researchers to capture and label proteins, visualize their location through use of dyes and discern their role in disease.
•	Magnetic beads, which are used in a variety of settings, such as attachment of molecular labels, nucleic acid purification, and organ and bone marrow tissue type testing.
•	Molecular Probes fluorescence-based technologies, which facilitate the labeling of molecules for biological research and drug discovery.
•	Transfection reagents, which are widely used to transfer genetic elements into living cells enabling the study of protein function and gene regulation.
•	PCR and Real Time PCR systems, reagents and assays, which enable researchers to amplify and detect targeted nucleic acids (DNA and RNA molecules) for a host of applications in molecular biology.
•	Cell culture media and reagents used to preserve and grow mammalian cells, which are used in large scale cGMP bio-production facilities to produce large molecule biologic therapies.
•	RNA Interference reagents, which enable scientists to selectively “turn off” genes in biology systems to gain insight into biological pathways.
•	Capillary electrophoresis and SOLiDtm DNA sequencing systems and reagents, which are used to discover sources of genetic and epigenetic variation, to catalog the DNA structure of organisms, to verify the composition of genetic research material, and to apply these genetic analysis discoveries in markets such as forensic human identification and clinical diagnostics.

Scientific Background

The genome is the entirety of a living organism’s genetic information coded in the form of DNA. Within the genome are individual segments of DNA that form genes, which encode the instructions used by cells to create proteins. These instructions are relayed from the gene to the cell’s protein assembly machinery through the intermediary of a transcript composed of RNA. The total set of RNA transcripts expressed by the genome in a cell or organism is known as the transcriptome. It is the proteins, however, that ultimately carry out most of the essential biological activities required for life. The total complement of proteins expressed by the genome in a cell or organism is known as the proteome. Proteins have many different functional properties, and are the key biological molecules involved in processes such as growth, development, reproduction, aging, and disease.

Researchers seeking to learn the causes of disease to develop treatments have historically used molecular biology techniques focused on the study of single or small numbers of genes and the proteins they code for, as opposed to the study of the genome or proteome as a whole. The study of the genome is known as genomics, while the study of the proteome is known as proteomics. Technological advances over the past two decades, including many developed and marketed by Life Technologies have rapidly accelerated scientists’ ability to perform genomics and proteomics research. These advances include the development of automated instruments that can perform high-throughput analysis of samples and specialized reagents and consumables that enable researchers to perform analysis accurately and efficiently. Genomics research has evolved from the sequencing of the first viral genome of just over 5,000 bases three decades ago to the complete sequencing of the more than 3 billion bases of the human genome in 2001. The recent advances in genomic and proteomic studies have also led to the rapid development of bioinformatics, which integrates biology and computing to analyze the massive amounts of data generated by such studies.

Following the sequencing of the complete human genome, functional genomics and the study of the transcriptome and proteome have come to prominence. Rather than replacing the study of single genes, these disciplines have complemented and enhanced such studies. For example, in the field of drug development, studies in genomics and proteomics combined with an understanding of drug action and efficacy can help to identify patient groups for which the drug may be particularly beneficial. Pharmaceutical-based research also includes the development of safe and effective methods of bioproduction for protein-based therapeutic agents.

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

Customer Base

The Company divides its target customer base into three major categories:

•	Life science researchers. The life sciences research market consists of laboratories generally associated with universities, medical research centers, government institutions such as the United States National Institutes of Health, or the NIH, and other research institutions as well as biotechnology, pharmaceutical, diagnostic, energy, agricultural, and chemical companies. Researchers at these institutions are using our products and services in a broad spectrum of scientific activities, such as: searching for drugs or other techniques to combat a wide variety of diseases, such as cancer and viral and bacterial disease; researching diagnostics for disease identification or for improving the efficacy of drugs to targeted patient groups; and assisting in vaccine design, bioproduction, and agriculture. Our products and services provide the research tools needed for genomics studies, proteomics studies, gene splicing, cellular analysis, and other key research applications that are required by these life science researchers.

•	Commercial producers of biopharmaceutical and other high valued proteins. The Company serves industries that apply genetic engineering to the research and commercial production of useful but otherwise rare or difficult to obtain substances, such as proteins, interferons, interleukins, t-PA and monoclonal antibodies. Once a discovery has been proven, the manufacturers of these materials require larger quantities of the same sera and other cell growth media that the Company provides in smaller quantities to researchers. Industries involved in the commercial production of genetically engineered products include the biotechnology pharmaceutical, food processing and agricultural industries.

•	Users who apply our technologies to enable or improve particular activities. The Company provides tools that apply our technology to enable or improve activities in particular markets, which we refer to as applied markets. The current focus of our products for these markets is in the areas of: forensic analysis, which is used to identify individuals based on their DNA; quality and safety testing, such as testing required to measure food, beverage, or environmental quality and pharmaceutical manufacturing quality and safety; production animal health testing, which enables the detection of pathogens in livestock; and biosecurity, which refers to products needed in response to the threat of biological terrorism and other malicious, accidental, and natural biological dangers. The Applied Biosystems branded forensic testing and human identification products and services are innovative and market-leading tools that have been widely accepted by investigators and laboratories in connection with criminal investigations, the exoneration of individuals wrongly accused or convicted of crimes, identifying victims of disasters, and paternity testing.

While the Company does not believe that any single customer or small group of customers is material to our business as a whole or to our product segments, approximately 20% of our customers in our target markets receive funding for their research, either directly or indirectly from grants from the federal government of the United States or state and local governments.

Our Products

As of the end of 2009, the Company divided products and services into the following four divisions: Molecular Biology Systems, (also referred to as “MBS”); Cell Systems, (also referred to as “CS”); Genetic Systems, (also referred to as “GS”) and Mass Spectrometry. The Mass Spectrometry division was comprised of a 50% interest in a joint venture that the Company acquired as a part of the AB acquisition. The Company sold the Mass Spectrometry business to Danaher Corporation on January 29, 2010. The Company accounted for this investment using the equity method. Our share of earnings or losses, including revenue, is included in other income. The MBS division includes the molecular biology based technologies including basic and real-time PCR, RNAi, DNA synthesis, sample prep, transfection, cloning and protein expression profiling and protein analysis. The CS division includes all product lines used in the study of cell function, including cell culture media and sera, stem cells and related tools, cellular imaging products, antibodies, drug discovery services, and cell therapy related products. The GS division includes sequencing systems and reagents, including capillary electrophoresis and the SOLiD system, as well as reagent kits developed specifically for applied markets, such as forensics, food and water safety and pharmaceutical quality monitoring. Upon completion of the acquisition of AB in 2008, the Company commenced the process of integrating the businesses and administration of the combined companies. A key part of this process was a reorganization of the business, research and development, and sales and marketing organizations within Life Technologies such that they are focused on optimizing the unique technologies and capabilities of the combined companies to drive new developments and business performance.

The Company plans to continue to introduce new research products and services, as we believe continued new product development and rapid product introduction is a critical competitive factor in all of the markets that the Company serves. The Company expects to continue to increase expenditures in sales and marketing, manufacturing and research and development to support increased levels of sales and to augment our long-term competitive position.

The Company recorded total backlog of $221.3 million at December 31, 2009 for products with higher demand as well as longer terms in contractual sales. The Company anticipates that most of the orders included in backlog at December 31, 2009 will be delivered during the year ended December 31, 2010. Recorded backlog may not result in sales because of cancellation or other factors.

Service and Support

The Company generally provides limited warranties on all equipment at the time of sale, for periods of time ranging up to two years from the date of sale depending on the product subject to warranty. However, warranties included with any sale can vary, and may be excluded altogether, depending on the particular circumstances of the sale. The sale of some equipment includes installation, basic user training, and/or application support. The Company also offers service contracts to our customers that are generally one to five years in duration after the original warranty period. The Company provides both repair services and routine maintenance services under these arrangements, and also offers repair and maintenance services on a time and material basis to customers that do not have service contracts. Service in the United States and major markets outside of the United States is provided by our service staff. In some foreign countries, service may be provided through third-party arrangements. In addition, we offer custom services such as cell line development, custom media modification, development of primers and custom assays. These services are typically offered with limited warranties.

Research and Development

The Company has a strong history of developing pioneering technology through the combination of science and engineering. The Company continues to build on that legacy by generating innovative products across the scientific continuum of discovery, development, and validation. In 2009, the Company launched more than 1,000 new products in fields ranging from genomic analysis to cell biology to human identification and diagnostics. The Company invested $337.1 million, $142.5 million and $115.8 million in research and development in the years 2009, 2008 and 2007, respectively.

As of December 31, 2009, the Company had approximately 1,300 employees engaged in research and development activities in the United States, Japan, Israel, Singapore, India, and Norway. The Company also continues to maintain a comprehensive network of collaborators and scientific advisors across the globe. Our research and development activities are focused in segments where we are the market leader and in emerging growth areas in which we can leverage our expertise in instrumentation, reagent and consumable solutions.

Sales and Marketing

Our sales and marketing strategy is to maintain the brand equity we have with both the Invitrogen and Applied Biosystems brand names. Our products continue to be marketed and sold under those two brand platforms, with the Applied Biosystems brand representing end-to-end systems, instruments and workflow solutions, and the Invitrogen brand representing platform independent reagents. The channels the Company uses to take these brands to market include a broad commercial organization of approximately 3,000 employees in more than 160 countries, with a highly educated and well-trained sales force, more than 1,000 supply centers around the world, based in our customers’ laboratories to provide easy access to our products, and platform brand websites that are the conduit for on-line transactions.

Our sales strategy has been to employ scientists to work as our sales representatives. The Company has two types of direct sales personnel: generalists and technical sales specialists. Generalists are typically responsible for total customer account management. They work closely with the technical specialists who have an extensive background in biology or other scientific fields of study and who focus on specific product offerings. A thorough knowledge of biological techniques and an understanding of the research process allow our sales representatives to become advisors, acting in a consultative role with our customers. Our use of technical sales representatives also enables us to identify market needs and new technologies that we can license and develop into new products.

Our marketing departments located in the North American, European and Asia-Pacific regions use a variety of media communication vehicles and methods to keep our customers informed of new products and services, as well as enhancements to existing products and services. Those vehicles include internally produced print catalogs, newsletters, magazines, brochures, direct mailers, product inserts, tradeshow posters and sourcebooks as well as web-based newsletters, email, seminars and forums. Our main website includes pages detailing our products and services, along with purchasing, technical and directional information. The technical information includes interactive online tools enabling customers to link to public research databases, download scientific analyses and search for project-specific data. The Company also advertises in numerous print and web-based publications related to science and industry, and we exhibit and present information at scientific events worldwide.

Technology Licensing

Some of our existing products are manufactured or sold under the terms of license agreements that require us to pay royalties to the licensor based on the sales of products containing the licensed materials or technology. These licenses also typically impose obligations on us to market the licensed technology. Although the Company emphasizes our own research and development, we believe our ability to in-license new technology from third-parties is and will continue to be critical to our ability to offer competitive new products. Our ability to obtain these in-licenses depends in part on our ability to convince inventors that the Company will be successful in bringing new products incorporating their technology to market. Several significant licenses or exclusivity rights expire at various times during the next 15 years. There are certain risks associated with relying on third-party licensed technologies, including our ability to identify attractive technologies, license them on acceptable terms, meet our obligations under the licenses, renew those licenses should they expire before the Company retires the related product and the risk that the third-party may lose patent protection. These risks are more fully described under the heading “Risks Related to the Development and Manufacturing of our Products” and “Risks Related to Our Intellectual Property” below.

Patents and Proprietary Technologies

Our products are based on complex, rapidly developing technologies. Some of these technologies are covered by patents the Company owns, and others are owned by third-parties and are used by us under license. The Company has pursued a policy of seeking patent protection in the United States and other countries for developments, improvements, and inventions originating within our organization that are incorporated into our products or that fall within our fields of interest. The Company considers the protection of our proprietary technologies and products in our product divisions to be important to the success of our business and rely on a combination of patents and exclusive licenses to protect these technologies and products.

The Company currently owns over 3,100 patents. Of this amount we control over 1,300 patents in the United States, and over 1,800 in other countries. The Company also has exclusive rights to another 810 patents. The Company also has numerous pending patent applications both domestically and internationally. Our success depends, to a significant degree, upon our ability to develop proprietary products and technologies and it is important to our success that we protect the intellectual property associated with these products and technologies. The Company intends to continue to file patent applications as we develop new products and technologies. Patents provide some degree of, but not complete, protection for our intellectual property.

The Company also relies in part on trade secret, copyright and trademark protection of our intellectual property. The Company protects our trade secrets by, among other things, entering into confidentiality agreements with third-parties, employees and consultants. It is our general policy to require employees and consultants to sign agreements to assign to us their interests in intellectual property arising from their work for us. There are risks related to our reliance on patents, trade secret, copyright and trademark protection laws, which are described in more detail under the heading “Risks Related to Our Intellectual Property” below.

The Company is currently, and could in the future, be subject to lawsuits, arbitrations, investigations, and other legal actions with private parties and governmental entities, particularly involving claims for infringement of patents and other intellectual property rights. From time to time, the Company has asserted that various competitors and others are infringing our patents, and similarly, from time to time, others have asserted that we were or are infringing patents owned by them. These claims are sometimes settled by mutual agreement on a satisfactory basis and result in the granting of licenses by or to us or the cessation of the alleged infringing activities. However, the Company cannot make any assurances as to the outcome of any pending or future claims. More information about the risk factors associated with our reliance on intellectual property is set forth under the heading “Risks Related to Our Intellectual Property” below.

Competition

The markets for our products are competitive and are characterized by the application of advanced technologies. New technologies in life sciences could make our products and services obsolete unless the Company continues to develop new and improved products and services and pursue new market opportunities. Given the breadth of our product and service offerings, our competition comes from a wide array of competitors with a high degree of technical proficiency, ranging from specialized companies that have strengths in narrow segments of the life science markets to larger manufacturers and distributors offering a broad array of biotechnology products and services and have significant financial, operational, research and development, and sales and marketing resources. These and other companies may have developed or could in the future develop new technologies that compete with our products or even render our products obsolete. Additionally, there are numerous scientists making materials themselves instead of using kits. The Company believes that a company’s competitive position in our markets is determined by product function, product quality, speed of delivery, technical support, price, breadth of product line, distribution capabilities, and timely product development. Our customers are diverse and may place varying degrees of importance on the competitive attributes listed above. While it is difficult to rank these attributes for all our customers in the aggregate, the Company believes we are well positioned to compete in each category.

Suppliers

Our manufacturing operations require a wide variety of raw materials, electronic and mechanical components, chemical and biochemical materials, and other supplies. The Company buys materials for our products from many suppliers and the Company has OEM arrangements with many third-parties for the manufacturing of various products sold under our platform brand. While there are some raw materials that the Company obtains from a single supplier, we are not dependent on any one supplier or group of suppliers for our business as a whole. Raw materials are generally available from a number of suppliers. Even so, due to factors out of our control, some supplies may occasionally be difficult to obtain. Any interruption in the availability of our manufacturing supplies could force us to suspend manufacturing of the affected product and therefore harm our operations.

Government Regulation

Certain of our products and services, including some products that are intended for in vitro diagnostics, as well as the manufacturing process of these products, are subject to regulation under various portions of the United States Federal Food, Drug and Cosmetic Act. In addition, a number of our manufacturing facilities are subject to periodic inspection by the United States Food and Drug Administration, or FDA, other product-oriented federal agencies and various state and local authorities in the United States. The Company believes such facilities are in compliance in all material aspects with the requirements of the FDA’s Quality System Regulation (formerly known as Good Manufacturing Practices), other federal, state and local regulations and other quality standards such as ISO 9001 or ISO 13485. Portions of our business subject to the Federal Food, Drug and Cosmetic Act include certain products with respect to their testing, safety, efficacy, marketing, labeling and other matters.

Materials used in development and testing activities at several of our facilities are also subject to the Controlled Substances Act, administered by the Drug Enforcement Agency, or DEA. Required procedures for control, use and inventory of these materials are in place at these facilities.

The Company also voluntarily employs Centers for Disease Control/National Institutes of Health, Guidelines for Research Involving Recombinant DNA Molecules, Biosafety in Microbiological and Biomedical Laboratories and the hazard classification system recommendations for handling bacterial and viral agents, with capabilities through biosafety level three.

The Company is subject to federal, state and local laws and regulations regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, in those jurisdictions where we operate or maintain facilities. We do not believe that any liability arising under, or compliance with, these laws and regulations will have a material effect on our business and no material capital expenditures are expected for environmental control.

In addition to the foregoing, we are subject to other federal, state and local laws and regulations applicable to our business, including the Occupational Safety and Health Act; the Toxic Substances Control Act; national restrictions on technology transfer, import, export and customs regulations; statutes and regulations relating to government contracting; and similar laws and regulations in foreign countries. In particular, the Company is subject to various foreign regulations sometimes restricting the importation or the exportation of animal-derived products such as fetal bovine serum.

Employees

As of December 31, 2009, we had approximately 9,000 employees, approximately 3,960 of whom were employed outside the United States. These numbers include part-time employees. In addition, the Company employs a number of temporary and contract employees not reflected in these numbers. Our success will depend in large part upon our ability to attract and retain employees. The Company faces competition in this regard from other companies, research and academic institutions, government entities and other organizations. None of our domestic employees are subject to collective bargaining agreements. The Company generally considers relations with our employees to be good.

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

Gregory T. Lucier (age 45) serves as Chief Executive Officer of Life Technologies and as Chairman of the Company’s Board of Directors. Previously, Mr. Lucier served as Chairman and Chief Executive Officer of Invitrogen Corporation, which merged with Applied Biosystems in November 2008 to form Life Technologies. The Company is one of the largest providers of systems, biological reagents, and services to life scientists around the world. The Company aims to improve the human condition by enabling basic research, accelerating drug discovery and development, and advancing scientific exploration in areas such as regenerative science, molecular diagnostics, agricultural and environmental research, and 21st century forensics. Mr. Lucier has leveraged his background in healthcare management to prepare the company to participate in and shape the new era of personalized medicine.

Mr. Lucier serves as a Director of Biotechnology Industry Organization, as well as the Chairman of the Board of Trustees for the Sanford/Burnham Medical Research Institute, and a Director for CareFusion Corporation, a publicly-traded medical technology company. Mr. Lucier is actively involved at San Diego State University as a distinguished lecturer. Mr. Lucier received his B.S. in Engineering from Pennsylvania State University and an M.B.A. from Harvard Business School.

Joseph C. Beery (age 47) serves as Chief Information Officer of Life Technologies. From September 2008 to November 2008, Mr. Beery served as Chief Information Officer of Invitrogen Corporation, which merged with Applied Biosystems in November 2008 to form Life Technologies. Prior to joining Invitrogen Corporation, Mr. Beery held the executive position of Chief Information Officer at US Airways and America West Airlines. Mr. Beery also spent ten (10) years at Motorola Semiconductor, holding various positions in the computer integrated manufacturing group. Mr. Beery also served as a manufacturing and software engineer at NV Philips in Albuquerque, N.M. Mr. Beery holds a B.S. in Business Administration and Business Computer Systems from the University of New Mexico.

Nicolas M. Barthelemy (age 44) serves as President of Cell Systems of Life Technologies. From January 2006 to November 2008, Mr. Barthelemy served as Senior Vice President of Cell Systems of Invitrogen Corporation, which merged with Applied Biosystems in November 2008 to form Life Technologies. Mr. Barthelemy served as Senior Vice President of Global Operations of Invitrogen Corporation from March 2004 to January 2006. Prior to joining Invitrogen Corporation, Mr. Barthelemy held several executive positions at Biogen Idec, including Vice President of Manufacturing. Mr. Barthelemy is a recognized operations leader in large scale mammalian cell culture and purification. Mr. Barthelemy received his M.S. in Chemical Engineering from the University of California, Berkeley and the equivalent of an M.S. in Chemistry from École Supérieure de Physiques et Chimie Industrielles (Paris, France) and the equivalent of a B.S. in Mathematics, Physics and Chemistry from Ecole Sainte Geneviève (Versailles, France).

Bernd Brust (age 42) serves as President of Commercial Operations of Life Technologies. From November 2006 to November 2008, Mr. Brust served as Senior Vice President of Global Sales of Invitrogen Corporation, which merged with Applied Biosystems in November 2008 to form Life Technologies. Mr. Brust joined Invitrogen Corporation in 2004 and served as General Manager and Vice President of European Operations until November 2006. He has more than fifteen (15) years of sales, commercial operations, marketing and general management experience. Prior to joining Invitrogen Corporation, he served in various senior leadership roles at GE Medical Systems Information Technologies, including as General Manager of Sales & Marketing. Mr. Brust holds a degree in Engineering from MTS in Amsterdam. Mr. Brust is a board member of the San Diego Regional Chamber of Commerce and BIOCOM, the largest regional life science association in the world, representing more than 550 member companies in Southern California.

John A. Cottingham (age 55) serves as Chief Legal Officer and Secretary of Life Technologies. From May 2004 to November 2008, Mr. Cottingham served as Senior Vice President, General Counsel and Secretary of Invitrogen Corporation, which merged with Applied Biosystems in November 2008 to form Life Technologies. Mr. Cottingham served as Vice President, General Counsel of Invitrogen Corporation from September 2000 to May 2004. Prior to the merger of the former Life Technologies, Inc., or “LTI”, with Invitrogen Corporation in September 2000, Mr. Cottingham was the General Counsel and Assistant Secretary of LTI from January 1996 to September 2000. From May 1988 to December 1995, Mr. Cottingham served as an international corporate attorney with the Washington, D.C. office of Fulbright and Jaworski L.L.P. Mr. Cottingham received his B.S. in Political Science from Furman University, his J.D. from the University of South Carolina, his L.L.M. in Securities Regulation from Georgetown University and his M.S.E.L. from the University of San Diego. Mr. Cottingham is a member of the board of the San Diego Chapter of the Association of Corporate Counsel.

Peter M. Dansky (age 49) serves as President of Molecular Biology Systems of Life Technologies. From July 2007 to November 2008, Mr. Dansky served as Division President of the Molecular and Cell Biology Functional Analysis Division of Applied Biosystems, which merged with Invitrogen Corporation in November 2008 to form Life Technologies. Mr. Dansky has more than twenty-three (23) years of leadership experience in marketing, product development and sales from a variety of life science companies, including Affymetrix, PerSeptive BioSystems and Millipore. Prior to joining Applied Biosystems, Mr. Dansky was Vice President of Marketing for Arcturus Bioscience, where he led commercial strategy for the life science research and clinical diagnostics businesses. Mr. Dansky holds an M.B.A. from Boston College and a M.S. and B.S. in Chemical Engineering from Tufts University.

Paul D. Grossman (age 49) serves as Senior Vice President of Strategy and Corporate Development of Life Technologies. From May 2007 to November 2008, Dr. Grossman served as Senior Vice President of Strategy and Corporate Development of Invitrogen Corporation, which merged with Applied Biosystems in November 2008 to form Life Technologies. Prior to joining Invitrogen Corporation, Dr. Grossman held a variety of leadership roles during his more than twenty (20) years at Applied Biosystems. At Applied Biosystems, Dr. Grossman worked as a research scientist, patent attorney and as Vice President of Intellectual Property and Chief Group Counsel. Most recently, Dr. Grossman served as Vice President of Strategy and Business Development. Dr. Grossman received B.S. and Ph.D. degrees in Chemical Engineering from the University of California at Berkeley, a M.S. in Chemical Engineering from the University of Virginia, and a J.D. from Santa Clara University School of Law. Dr. Grossman has authored numerous scientific publications and holds more than seventy (70) U.S. and foreign patents.

David F. Hoffmeister (age 55) serves as Chief Financial Officer of Life Technologies. From October 2004 to November 2008, Mr. Hoffmeister served as Chief Financial Officer and Senior Vice President of Invitrogen Corporation, which merged with Applied Biosystems in November 2008 to form Life Technologies. Prior to joining Invitrogen Corporation, Mr. Hoffmeister held various positions over the course of twenty (20) years with McKinsey & Company, most recently as a senior partner serving clients in the healthcare, private equity and specialty chemicals industries. Prior to joining McKinsey & Company, Mr. Hoffmeister held financial positions at GTE and W.R.Grace. Mr. Hoffmeister is a member of the board of Celanese Corporation. Mr. Hoffmeister received his B.S. in Business from the University of Minnesota and an M.B.A. from the University of Chicago.

Peter M. Leddy (age 46) serves as Senior Vice President of Global Human Resources and Internal Communications of Life Technologies. From July 2005 to November 2008, Dr. Leddy served as Senior Vice President of Global Human Resources of Invitrogen Corporation, which merged with Applied Biosystems in November 2008 to form Life Technologies. Prior to joining Invitrogen Corporation, Dr. Leddy held several senior management positions with Dell Incorporated from 2000 to 2005 and was, most recently, Vice President of Human Resources for the Americas Operations. Prior to joining Dell Incorporated, Dr. Leddy served as the Executive Vice President of Human Resources at Promus Hotel Corporation (Doubletree, Embassy Suites). Dr. Leddy also served in a variety of executive and human resource positions at PepsiCo. Dr. Leddy received his B.A. in Psychology from Creighton University and his M.S. and Ph.D. in Industrial/Organizational Psychology from the Illinois Institute of Technology. Dr. Leddy is a member of the California State University Professional Science Master’s Executive Board of Directors and is a former board member of the Biotechnology Institute.

John L. Miller (age 51) serves as President of Genetic Systems of Life Technologies. From December 2005 to November 2008, Mr. Miller served as Senior Vice President of Biodiscovery of Invitrogen Corporation, which merged with Applied Biosystems in November 2008 to form Life Technologies. Mr. Miller has a strong background in general management, sales and marketing and extensive experience in life science, research and diagnostic markets. Prior to joining Invitrogen Corporation, Mr. Miller was Vice President, General Manager Americas for BD Biosciences in San Diego with responsibility for US, Canada and Latin America. Prior to that, Mr. Miller was Vice President, General Manager for BD Biosciences Research Cell Analysis and BD Pharmingen, a division of BD Biosciences. Additionally, Mr. Miller has held a variety of leadership positions in the sales and service organizations for BD Biosciences and for Leica Inc. Mr. Miller has a B.S. in Engineering from Michigan State University. Mr. Miller is a member of the board of UCSD CONNECT.

Mark O’Donnell (age 53) serves as Senior Vice President of Global Operations and Services of Life Technologies. From September 2007 to November 2008, Mr. O’Donnell served as leader of the Global Services Division of Applied Biosystems, which merged with Invitrogen Corporation in November 2008 to form Life Technologies. Mr. O’Donnell has more than twenty-five (25) years of operational experience in supply chain, manufacturing and service. Mr. O’Donnell joined Applied Biosystems in 1981 with Perkin-Elmer Corporation. In 2001, Mr. O’Donnell became Vice President, Global Supply Chain of Applied Biosystems, managing the forecasting, planning, procurement, engineering, transportation, and warehousing of raw materials and products. In 2007, Mr. O’Donnell was promoted to President of Global Service and Supply Chain of Applied Biosystems with added responsibilities for service, customer support and business systems groups. Mr. O’Donnell holds a B.A. in Liberal Arts from the University of Connecticut at Storrs, and an M.B.A. from the University of New Haven, Connecticut.

Kelli A. Richard (age 41) serves as Vice President of Finance and Chief Accounting Officer of Life Technologies. Ms. Richard served as Vice President of Finance and Chief Accounting Officer of Invitrogen Corporation prior to the merger with Applied Biosystems in November of 2008, which formed Life Technologies. Ms. Richard joined Invitrogen Corporation in August 2005 with more than fourteen (14) years of accounting and financial reporting experience, previously serving as Vice President of Accounting and Reporting. Prior to joining Invitrogen Corporation, Ms. Richard held the position of Principal Accounting Officer at Gateway, Inc. Ms. Richard is a certified public accountant with a Bachelor of Business Administration degree from the University of Iowa.

Mark P. Stevenson (age 47) serves as President and Chief Operating Officer of Life Technologies. From December 2007 to November 2008, Mr. Stevenson served as President and Chief Operating Officer of Applied Biosystems, which merged with Invitrogen Corporation in November 2008 to form Life Technologies. Mr. Stevenson joined Applied Biosystems in Europe in 1998, and held roles of increasing responsibility in Europe and Japan. Mr. Stevenson moved to the U.S. in 2004 to establish the Applied Markets Division of Applied Biosystems and, in 2006, was named President of the Molecular and Cellular Biology Division of Applied Biosystems. Mr. Stevenson has more than twenty (20) years of sales, marketing, and international executive management experience and received his B.S. in Chemistry from the University of Reading, UK, and an M.B.A. from Henley Management School, UK. Mr. Stevenson serves on the Board of Trustees of the Keck Graduate Institute.

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

Risks Related to the Growth of Our Business

The Company must continually offer new products and services

The Company sells our products and services in industries that are characterized by rapid and significant technological changes, frequent new product and service introductions and enhancements, and evolving industry standards. Our success depends in large part on continuous, timely and cost-effective development and introduction of new products and services as well as improvements to our existing products and services, which address these evolving market requirements and are attractive to customers. For example, if the Company does not appropriately innovate and invest in new technologies, then our technologies will become dated and our customers could move to new technologies offered by our competitors and we could lose our competitive position in the markets that we serve.

These facts require us to make appropriate investments in the development and identification of new technologies and products and services. As a result, the Company is continually looking to develop, license and acquire new technologies and products and services to further broaden and deepen our already broad product and service line. Once the Company has developed or obtained a new technology, to the extent that we fail to introduce new and innovative products and services that are accepted by our markets, we may not obtain an adequate return on our research and development, licensing and acquisition investments and could lose market share to our competitors, which would be difficult to regain and could seriously damage our business. Some of the factors affecting market acceptance of our products and services include:

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

The Company must be able to manufacture new and improved products to meet customer demand on a timely and cost-effective basis

The Company must be able to resolve in a timely manner manufacturing issues that may arise from time to time as we commence production of our complex products. Unanticipated difficulties or delays in manufacturing improved or new products in sufficient quantities to meet customer demand could diminish future demand for our products and harm our business.

The Company may not successfully integrate the Applied Biosystems business or realize all of the anticipated benefits of our merger with Applied Biosystems

On November 21, 2008, the Company completed the merger with Applied Biosystems, a leading worldwide biotechnology company similar in size to our company prior to the acquisition, whereby, among other things, Applied Biosystems become a wholly owned subsidiary of the Company. To be successful after the merger, the Company needs to combine and integrate the separate organizations and operations of the two companies. The combination of two independent companies, particularly in the case of an acquisition of this size, is a complex, costly, and time-consuming process. While the integration is progressing well, it is not yet complete. As a result, we must devote significant management attention and resources to integrating the diverse business practices and operations of the two companies. The Company may encounter difficulties that could harm the combined businesses, adversely affect our financial condition, and cause our stock price to decline.

Even if the operations of the two organizations are integrated successfully, the combined company may not fully realize the expected benefits of the transaction, including the synergies, cost savings, or sales or growth opportunities. These benefits may not be achieved within the anticipated time frame, or at all. The success of the combined company depends on many factors outside of our control, including, for example, general economic conditions, the level of governmental funding of life sciences research and development, demand for the types of products and services that we offer, market acceptance of our products and services, the availability of supplies needed for our products and services, and the level of competition from other companies.

The Company’s future growth depends in part on our ability to acquire new products, services, and technologies through additional acquisitions, which may absorb significant resources and may not be successful

As part of the Company’s strategy to develop and identify new products, services, and technologies, we have made and continue to make acquisitions. Our integration of the operations of acquired businesses requires significant efforts, including the coordination of information technologies, research and development, sales and marketing, operations, manufacturing and finance. These efforts result in additional expenses and divert significant amounts of management’s time from other projects. Our failure to manage successfully and coordinate the growth of the combined company could also have an adverse impact on our business. In addition, there is no guarantee that some of the businesses we acquire will become profitable or remain so. If our acquisitions do not reach our initial expectations, we may record unexpected impairment charges. Our acquisitions involve a number of risks and financial, managerial and operational challenges, including the following, any of which could cause significant operating inefficiencies and adversely affect our growth and profitability:

•	any acquired business, technology, service or product could under-perform relative to our expectations and the price that the Company paid for it;
•	the Company could experience difficulty in integrating personnel, operations and financial and other systems;
•	the Company could have difficulty in retaining key managers and other employees of the acquired company;
•	acquisition-related earnings charges could adversely impact operating results;
•	acquisitions could place unanticipated demands on the Company’s management, operational resources and financial and internal control systems;
•	we may be unable to achieve cost savings anticipated in connection with the integration of an acquired business;
•	in an acquisition, the Company may assume contingent liabilities that become realized, liabilities that prove greater than anticipated, unknown liabilities that come to light or deficiencies in internal controls, and the realization of any of these liabilities or deficiencies may increase our expenses and adversely affect our financial position; and
•	we may have disagreements or disputes with the prior owners of an acquired business, technology, service or product that may result in litigation expenses and a distraction of our management’s attention.

The Company may not successfully manage its current and future divestitures, and as a result, may not achieve some or all of the expected benefits of such divestitures

On January 29, 2010, we completed the sale of our mass spectrometry business to Danaher Corporation. In connection with this sale, we entered into a transition services agreement and other transactional and commercial agreements with Danaher Corporation. We will rely on Danaher Corporation to satisfy its payment and performance obligations under these agreements, and any failure by Danaher Corporation to do so, could have an adverse effect on our financial condition and results of operations.

In addition, we continually evaluate the performance and strategic fit of our businesses and may decide to sell a business, product line or technology based on such an evaluation. Divestitures, including the sale of our mass spectrometry business, could involve additional risks, including the following:

•	difficulties in the separation of operations, services, products and personnel;

•	the diversion of management’s attention from other business concerns;
•	the need to agree to retain or assume certain current or future liabilities in order to complete the divestiture;
•	the disruption of our business; and
•	the potential loss of key employees.

Any divestitures may result in significant write-offs, including those related to goodwill and other intangible assets, which could have an adverse effect on our results of operations and financial condition. In addition, we may encounter difficulty in finding buyers or alternative exit strategies at acceptable prices and terms and in a timely manner. We may not be successful in managing these or any other significant risks that we encounter in divesting a business or product line, and as a result, we may not achieve some or all of the expected benefits of the divestiture.

The Company faces significant competition

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

The markets for some of our products are also subject to specific competitive risks. These markets are highly price competitive. Our competitors have competed in the past by lowering prices on certain products. If they do so again we may be forced to respond by lowering our prices and thereby reduce our revenues and profits. Failure to anticipate and respond to price competition may hurt our market share.

The Company believes that customers in our markets display a significant amount of loyalty to their initial supplier of a particular product. Therefore, it may be difficult to generate sales to potential customers who have purchased products from competitors. Additionally, there are numerous scientists making materials themselves instead of using kits or reagents that we supply. To the extent we are unable to be the first to develop and supply new products, customers may buy from our competitors or make materials themselves, causing our competitive position to suffer.

Consolidation trends in both our market and that of our customers have increased competition

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

Adverse conditions in the global economy and disruption of financial markets may significantly harm our revenue, profitability and results of operations

The global economy has experienced a significant economic downturn. If the economic downturn continues or worsens in the businesses or geographic areas in which we sell our products and/or services, this could reduce demand for these products and/or services and result in a decrease in sales volume that could have a negative impact on our results of operations. Global credit and capital markets have experienced unprecedented volatility and disruption. Business credit and liquidity have tightened in much of the world. Volatility and disruption of financial markets could limit our customers’ ability to obtain adequate financing or credit to purchase and pay for our products and/or services in a timely manner, or to maintain operations, and result in a decrease in sales volume that could harm our results of operations. General concerns about the fundamental soundness of domestic and international economies may also cause our customers to reduce their purchases. Changes in governmental banking, monetary and fiscal policies to address liquidity and increase credit availability may not be effective. Significant government investment and allocation of resources to assist the economic recovery of sectors which do not include our customers may reduce the resources available for government grants and related funding for life sciences research and development. Economic conditions and market turbulence may also impact our suppliers’ ability to supply us with sufficient quantities of product components in a timely manner, which could impair our ability to manufacture our products. It is difficult to determine the extent of the economic and financial market problems and the many ways in which they may affect our suppliers, customers and our business in general. Continuation or further deterioration of these financial and macroeconomic conditions could significantly harm our sales, profitability and results of operations.

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

The timing and amount of revenues from customers that rely on government funding of research may vary significantly due to factors that can be difficult to forecast. Research funding for life science research has increased more slowly during the past several years compared to the previous years and has declined in some countries, and some grants have been frozen for extended periods of time or otherwise become unavailable to various institutions, sometimes without advance notice. In particular, approximately 20% of our sales have been to researchers whose funding is dependent upon grants from the NIH. Although the level of research funding increased significantly during the years of 1999 through 2003, increases for fiscal 2004 through 2009 were significantly lower. While the United States Federal Stimulus package passed in 2009, temporarily increasing funding for the NIH, this is a one-time event. Government funding of research and development is subject to the political process, which is inherently fluid and unpredictable. Other programs, such as homeland security or defense, or general efforts to reduce the federal budget deficit could be viewed by the United States government as a higher priority. These budgetary pressures may result in reduced allocations to government agencies that fund research and development activities. Past proposals to reduce budget deficits have included reduced NIH and other research and development allocations. Any shift away from the funding of life sciences research and development or delays surrounding the approval of government budget proposals may cause our customers to delay or forego purchases of our products, which could seriously damage our business.

Our United States customers generally receive funds from approved grants at particular times of the year, as determined by the United States federal government. In the past, such grants have been frozen for extended periods or have otherwise become unavailable to various institutions without advance notice. The timing of the receipt of grant funds affects the timing of purchase decisions by our customers and, as a result, can cause fluctuations in our sales and operating results.

Some of our customers are requiring us to change our sales arrangements to lower their costs which may limit our pricing flexibility and harm our business

Some of our customers have developed purchasing initiatives to reduce the number of vendors from which they purchase to lower their supply costs. In some cases these accounts have established agreements with large distributors, which include discounts and the distributors’ direct involvement with the purchasing process. These activities may force us to supply the large distributors with our products at a discount to reach those customers. For similar reasons, many larger customers, including the United States government, have requested and may in the future request, special pricing arrangements, including blanket purchase agreements. These agreements may limit our pricing flexibility, which could harm our business, financial condition, and results of operations. For a limited number of customers, we have made sales, at the customer’s request, through third-party online intermediaries, to whom we are required to pay commissions. If such intermediary sales grow, it could have a negative impact on our gross margins.

Risks Related to the Development and Manufacturing of Our Products

Our business depends on our ability to license new technologies from others

The Company believes our ability to in-license new technologies from third-parties is and will continue to be critical to our ability to offer new products and therefore to our business. A significant portion of our current revenues is from products manufactured or sold under licenses from third-parties. Our ability to gain access to technologies that we need for new products and services depends in part on our ability to convince inventors and their agents or assignees that we can successfully commercialize their inventions. We cannot guarantee that we will be able to continue to identify new technologies of interest to our customers, which are developed by others. Even if we are able to identify new technologies of interest, we may not be able to negotiate a license on acceptable terms, or at all.

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

In addition, some rights granted under the license could be lost for reasons outside of our control. For example, the licensor could lose patent protection for a number of reasons, including invalidity of the licensed patent, or a third-party could obtain a patent that curtails our freedom to operate under one or more licenses. Changes in patent law could affect the value of the licensed technology. We may receive third-party claims of intellectual property infringement for which we may not be indemnified by the licensor.

Violation of government regulations or voluntary quality programs could harm demand for our products or services

Some of our products and test services are regulated by the United States Food and Drug Administration, or FDA, and comparable agencies in other countries. As a result we must register with the state and federal FDA as both a medical device and diagnostic manufacturer and a manufacturer of drug products and comply with all required regulations. Failure to comply with these regulations can lead to sanctions by the FDA, such as written observations made following inspections, warning letters, product recalls, fines, product seizures, and consent decrees. Test data for use in client submissions with the FDA could be disqualified. If the FDA were to take such actions, the FDA’s sanctions would be available to the public. This publicity could harm our ability to sell these regulated products globally.

Medical device laws and regulations are also in effect in many countries, ranging from comprehensive device approval requirements to requests for product data or certifications. The number and scope of these requirements is increasing. We may not be able to obtain regulatory approvals in such countries or may incur significant costs in obtaining or maintaining our foreign regulatory approvals. In addition, the export by us of certain of our products which have not yet been cleared for domestic commercial distribution may be subject to FDA or other export restrictions.

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

If the Company violates a government mandated or voluntary quality program, we may incur additional expense to come back into compliance with the government mandated or voluntary standards. That expense may be material and we may not have anticipated that expense in our financial forecasts. Our financial results could suffer as a result of these increased expenses.

The Company relies on other companies for the manufacture of some of our products and also for the supply of some components of the products we manufacture on our own which may hinder our ability to satisfy customer demand

Although the Company has contracts with most of these manufacturers and suppliers, their operations could be disrupted. These disruptions could be caused by conditions unrelated to our business or operations, including the current global economic downturn. Although we have our own manufacturing facilities, we believe that it could take considerable time and resources for us to establish the capability to do so. Accordingly, if these other manufacturers or suppliers are unable or fail to fulfill their obligations to us, we might not be able to satisfy customer demand in a timely manner, and our business could be harmed.

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

We have substantial indebtedness, which could adversely affect our cash flows, business and financial condition

As of December 31, 2009, we had outstanding indebtedness of approximately $3,101.8 billion. As of December 31, 2009, we also had availability of $235.7 million (net of standby letters of credit of $14.3 million) under our revolving credit facility.

Our substantial level of debt could, among other things:

•	require us to dedicate a substantial portion of our cash flow from operations to the servicing and repayment of our debt, thereby reducing funds available for working capital, capital expenditures, acquisitions and other purposes;
•	increase our vulnerability to, and limit our flexibility in planning for, adverse economic and industry conditions;
•	adversely affect our credit rating, with the result that the cost of servicing our indebtedness might increase;
•	limit our ability to obtain additional financing to fund future working capital, capital expenditures, additional acquisitions and other general corporate requirements;
•	create competitive disadvantages compared to other companies with less indebtedness;
•	adversely affect our stock price;
•	limit our ability to apply proceeds from an offering, debt incurrence or asset sale to purposes other than the servicing and repayment of our debt; and
•	limit our ability to pay dividends and repurchase stock.

Our credit facilities contain restrictions that limit our flexibility in operating our business

Our credit facilities contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and our subsidiaries’ ability to, among other things:

•	incur additional indebtedness (including guarantees or other contingent obligations);
•	pay dividends on, repurchase, or make distributions in respect to our common stock or make other restricted payments;
•	make specified investments (including loans and advances);
•	sell or transfer assets;
•	create liens;
•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and
•	enter into certain transactions with our affiliates.

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

The Company could incur more indebtedness, which may increase the risks associated with our substantial leverage, including our ability to service our indebtedness and pay dividends on our common stock

The indentures governing our senior convertible notes and our credit facilities permit us, under some circumstances, to incur a significant amount of additional indebtedness. For example, our credit facilities allow us to incur up to an additional $500.0 million of incremental term loans or revolving commitments under our credit facility, subject to certain conditions. In addition, we may incur additional indebtedness through our revolving credit facility. If we incur additional debt, the risks associated with our substantial leverage, including our ability to service our debt and pay dividends on our common stock, would increase. This, in turn, could negatively affect the market price of our common stock.

The Company could lose the tax deduction for interest expense associated with our convertible senior notes due in 2023, the convertible senior notes due in 2024 and the convertible senior notes due in 2025

The Company could lose some or all of the tax deduction for interest expense associated with our convertible senior notes due in 2023, the convertible senior notes due in 2024, and the convertible senior notes due in 2025 if, under certain circumstances, the foregoing notes are not subject to the special Treasury Regulations governing contingent payment debt instruments or the exchange of these notes is deemed to be a taxable exchange. We also could lose the tax deduction for interest expense associated with the foregoing notes if we were to invest in non-taxable investments.

Our federal, state and local income tax returns may, from time to time, be selected for audit by the taxing authorities, which may result in tax assessments or penalties

The Company is subject to federal, state and local taxes in the United States and abroad. Significant judgment is required in determining the provision for taxes. Although we believe our tax estimates are reasonable, if the IRS or other taxing authority disagrees with the positions taken by the Company on its tax returns, we could have additional tax liability, including interest and penalties. If material, payment of such additional amounts upon final adjudication of any disputes could have a material impact on our results of operations and financial position.

The Company’s business, particularly the development and marketing of information-based products and services, depends on the continuous, effective, reliable, and secure operation of our computer hardware, software, and Internet applications and related tools and functions

The Company’s business requires manipulating and analyzing large amounts of data, and communicating the results of the analysis to our internal research personnel and to our customers via the Internet. Also, we rely on a global enterprise software system to operate and manage our business. Our business therefore depends on the continuous, effective, reliable, and secure operation of our computer hardware, software, networks, Internet servers, and related infrastructure. To the extent that our hardware or software malfunctions or access to our data by internal research personnel or customers through the Internet is interrupted, our business could suffer.

The Company’s computer and communications hardware is protected through physical and software safeguards. However, it is still vulnerable to fire, storm, flood, power loss, earthquakes, telecommunications failures, physical or software break-ins, software viruses, and similar events. In addition, our online products and services are complex and sophisticated, and as such, could contain data, design, or software errors that could be difficult to detect and correct. Software defects could be found in current or future products. If we fail to maintain and further develop the necessary computer capacity and data to support our computational needs and our customers’ access to information-based product and service offerings, we could experience a loss of or delay in revenues or market acceptance. In addition, any sustained disruption in Internet access provided by other companies could harm our business.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses

The Company’s worldwide operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our revenue and financial condition and increase our costs and expenses. Our corporate headquarters, and a portion of our principal research and development, manufacturing and administrative facilities, are located in California, and other critical business operations and some of our suppliers are located in California and Asia, near major earthquake faults and fire zones. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults, fire zones and being consolidated in certain geographical areas is unknown, but our revenue, profitability and financial condition could suffer in the event of a major earthquake, fire or other natural disaster.

Risks Related to Our International Operations

International unrest or foreign currency fluctuations could cause volatility in our international sales and our financial results.

The Company’s products are currently marketed in approximately 160 countries throughout the world. Our international revenues, which include revenues from our foreign subsidiaries and export sales from the United

States, represented 61% of our product revenues in 2009, 56% of our product revenues in 2008 and 53% of our product revenues in 2007. We expect that international revenues will continue to account for a significant percentage of our revenues for the foreseeable future. There are a number of risks arising from our international business, including those related to:

•	foreign currency exchange rate fluctuations, potentially reducing the United States Dollars we receive for sales denominated in foreign currency;
•	the possibility that unfriendly nations or groups could boycott our products;
•	general economic and political conditions in the markets in which we operate;
•	potential increased costs associated with overlapping tax structures;
•	potential trade restrictions and exchange controls;
•	more limited protection for intellectual property rights in some countries;
•	difficulties and costs associated with staffing and managing foreign operations;
•	unexpected changes in regulatory requirements;
•	the difficulties of compliance with a wide variety of foreign laws and regulations;
•	longer accounts receivable cycles in certain foreign countries, whether due to cultural differences, exchange rate fluctuation or other factors;
•	import and export licensing requirements; and
•	changes to our distribution networks.

A significant portion of the Company’s revenues are received in currencies other than the United States dollar, which is our reporting currency. Most of our costs, however, are incurred in United States dollars. While we have at times attempted to hedge our net cash flows in currencies other than the United States dollar, our hedging program relies in part on forecasts of these cash flows. As a result, we cannot guarantee this program will adequately protect our cash flows from the full effects of exchange rate fluctuations. We also continually evaluate the costs and benefits of our hedging program and cannot guarantee that we will continue to conduct hedging activities. As a result, fluctuations in exchange rates for the currencies in which we do business have caused and will continue to cause fluctuations in the United States dollar value of our financial results. We cannot predict the effects of currency exchange rate fluctuations upon our future financial results because of the number of currencies involved, the variability of currency exposures and the volatility of currency exchange rates.

Risks Related to Our Intellectual Property

The Company may not be able to effectively and efficiently protect and enforce our proprietary technology

The Company’s success depends to a significant degree upon our ability to develop proprietary products and technologies. When we develop such technologies, we routinely seek patent protection in the United States and abroad to the extent permitted by law. However, the intellectual property rights of biotechnology companies, including us, involve complex factual, scientific, and legal questions. We cannot assure that patents will be granted on any of our patent applications or that the scope of any of our issued patents will be sufficiently broad to offer meaningful protection. Even if we receive a patent that we believe is valid for a particular technology, we may not be able to realize the expected value to us from that technology due to several factors, including the following:

•	Although we have licensing programs to provide industry access to some of our patent rights, some other companies have in the past refused to participate in these licensing programs and some companies may refuse to participate in them in the future. Also, our licenses typically provide our customers with access for limited use of our technology, such as for certain fields of use or to provide certain kinds of products and services. The validity of the restrictions contained in these licenses could be contested, and we cannot provide assurances that we would either be aware of an unauthorized use or be able to enforce the restrictions in a cost-effective manner;
•	Legal actions to enforce patent rights can be expensive and may involve the diversion of significant management time. Our enforcement actions may not be successful, and furthermore they could give risk to legal claims against us and could result in the invalidation of some of our intellectual property rights or legal determinations that they are not enforceable;

•	The Company only seeks to have patents issued in selected countries. Third-parties can make, use and sell products covered by our patents in any country in which we do not have patent protection;
•	The Company’s issued patents or patents we exclusively license from others could be successfully challenged through legal actions or other proceedings, such as by challenging the validity and scope of a patent with the United States Patent and Trademark Office, or USPTO, foreign patent offices, or the International Trade Commission. These actions or proceedings could result in amendments to or rejection of certain patent claims; and
•	Judicial decisions in third-party litigation and legislative changes could harm the value of our patents and the effectiveness of our label licenses by altering our rights to our technology.

The Company is currently, and could in the future be, subject to lawsuits, arbitrations, investigations, and other legal actions with private parties and governmental entities, particularly involving claims for infringement of patents and other intellectual property rights, and we may need to obtain licenses to intellectual property from others

The outcome of legal actions is inherently uncertain, and we cannot be sure that we will prevail in any of these actions. An adverse determination in some of our current legal actions could harm our business and financial condition. Our products are based on complex, rapidly developing technologies. These products could be developed without knowledge of previously filed patent applications that mature into patents that cover some aspect of these technologies. In addition, we may seek to protect and commercialize a technology even though we are aware that patents have been applied for and, in some cases, issued to others claiming technologies that are closely related to ours. Because patent litigation is complex and the outcome inherently uncertain, our belief that our products do not infringe valid and enforceable patents owned by others could be successfully challenged. We have from time to time been notified that we may be infringing on the patents and other intellectual property rights of others. Also, in the course of our business, we may from time to time have access to confidential or proprietary information of others, and they could bring a claim against us asserting that we had misappropriated their technologies which, though not patented, are protected as trade secrets, and had improperly incorporated those technologies into our products.

Due to these factors, litigation regarding patents and other intellectual property rights is extensive in the biotechnology industry, and there remains a constant risk of intellectual property litigation and other legal actions affecting us, which could include antitrust claims. From time to time, we have been made a party to litigation and have been subject to other legal actions regarding intellectual property matters, which have included claims of violations of antitrust laws. These actions, some of which if determined adversely, could harm our business and financial condition. To avoid or settle legal claims, it may be necessary or desirable in the future to obtain licenses relating to one or more products or relating to current or future technologies. We may not be able to obtain these licenses or other rights on commercially reasonable terms, or at all, and might need to discontinue an important product or product line or alter our products and processes. In some situations, settlement of claims may require an agreement to cease allegedly infringing activities.

The Company is involved in several legal actions that could affect our intellectual property rights and our products and services. The cost of litigation and the amount of management time associated with these cases has been, and is expected to continue to be, significant. These matters might not be resolved favorably. If they are not resolved favorably, we could be enjoined from selling the products or services in question or other products or services as a result, and monetary or other damages could be assessed against us. The damages assessed against us could include damages for past infringement, which in some cases can be trebled by the court. These outcomes could harm our business or financial condition.

Disclosure of trade secrets could cause harm to our business

The Company attempts to protect our trade secrets by, among other things, entering into confidentiality agreements with third-parties, our employees, and our consultants. However, these agreements can be breached and, if they are, there may not be an adequate remedy available to us. If our trade secrets become known, we may lose our competitive position.

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

Risks Related to Environmental and Product Liability Issues

Risks related to handling of hazardous materials and other regulations governing environmental safety

The Company’s research and development and manufacturing activities involve the use of potentially hazardous materials, including biological materials, chemicals, and various radioactive compounds. Also, some of our products are hazardous materials or include hazardous materials. Our operations also involve the generation, transportation and storage of waste. These activities are subject to complex and stringent federal, state, local, and foreign environmental, health, safety and other governmental laws, regulations, and permits governing the use, storage, handling, and disposal of hazardous materials and specified waste products, as well as the shipment and labeling of materials and products containing hazardous materials. Both public officials and private individuals or organizations may seek to enforce these legal requirements against us. While we believe we are in material compliance with these laws, regulations, and permits, we could discover that we are not in material compliance. Under some laws and regulations, a party can be subject to “strict liability” for damages caused by some hazardous materials, which means that a party can be liable without regard to fault or negligence. Existing laws and regulations may also be revised or reinterpreted, or new laws and regulations may become applicable to us, whether retroactively or prospectively, that may have a negative effect on our business and results of operations. It is therefore impossible to eliminate completely the risk of contamination or injury from the hazardous and other materials that we use in our business and products. If we fail to comply with any of these laws, regulations, or permits, or if we are held strictly liable under any of these laws, regulations, or permits despite our compliance, we could be subject to substantial fine or penalty, payment of remediation costs, loss of permits, and/or other adverse governmental action, and we could be liable for substantial damages. Any of these events could harm our business and financial condition.

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

Potential product liability claims could cause harm to our business

We face a potential risk of liability claims based on our products or services. We carry product liability insurance coverage, which is limited in scope and amount. We cannot assure, however, that we will be able to maintain this insurance at a reasonable cost and on reasonable terms. We also cannot assure that this insurance will be adequate to protect us against a product liability claim, should one arise.

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

Risks Related to the Market for Our Securities

Operating results and the market price of our stock and convertible notes could be volatile

Our operating results and the price of our stock and convertible notes have been in the past, and will continue to be, subject to fluctuations as a result of a number of factors, including those listed in this section of this Annual Report and those we have failed to foresee. Our stock price and the price of our convertible notes could also be affected by any of the following: inability to meet analysts’ expectations; general fluctuations in the stock market, or fluctuations in the stock prices of companies in our industry or those of our customers; conditions and publicity regarding the genomics, biotechnology, pharmaceutical, or life sciences industries generally, including, for example, comments by securities analysts or public officials regarding such matters. Such volatility has had a significant effect on the market prices of many companies’ securities for reasons unrelated to their operating performance and has in the past led to securities class action litigation. Securities litigation against us could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

We own or lease approximately 3,000,000 square feet of property being used in current operations at the following principal locations within the United States, each of which contains office, manufacturing, storage and/or laboratory facilities:

•	Carlsbad, California (owned (land only) and leased)
•	Frederick, Maryland (owned and leased)
•	Grand Island, New York (owned and leased)
•	Madison, Wisconsin (owned and leased)
•	Brown Deer, Wisconsin (leased)
•	Eugene, Oregon (owned and leased)
•	Branford, Connecticut (leased)
•	Camarillo, California (leased)
•	Foster City, California (owned and leased)
•	San Carlos, California (leased)
•	Hayward, California (leased) (Closed October 2009)
•	Pleasanton, California (owned)
•	Norwalk, Connecticut (leased)
•	Washington, District of Columbia (leased)
•	Bedford, Massachusetts (leased)
•	Beverly, Massachusetts (leased)
•	Framingham, Massachusetts (leased)
•	Woburn, Massachusetts (leased)
•	Durham, North Carolina (leased)
•	Austin, Texas (leased)
•	Grand Prairie, Texas (leased)

In addition, we own or lease approximately 1,500,000 square feet of property at locations outside the United States including these principal locations, each of which also contains office, manufacturing, storage and/or laboratory facilities:

•	Glasgow area, Scotland (owned)
•	Paisley, Scotland (leased)
•	Oslo, Norway (owned (land only) and leased)
•	Auckland and Christchurch, New Zealand (owned and leased)
•	Shanghai and Beijing, China (leased)
•	Newcastle, Australia (owned and leased)
•	Darmstadt, Germany (leased)
•	Warrington, United Kingdom (owned and leased)
•	Rotterdam, Netherlands (leased)
•	Bleiswijk, Netherlands (leased)
•	Singapore (leased)
•	Tokyo, Japan (leased)
•	Narita, Japan (owned) (Closed in 2009)
•	Shanghai, China (leased)

In addition to the principal properties listed above, we lease other properties in locations throughout the world, including India, Japan, Taiwan, Hong Kong, Singapore, Thailand, Australia, Argentina, Brazil, Canada, Israel, Belgium, Denmark, France, Germany, Italy, the Netherlands and Spain. Many of our plants have been constructed, renovated or expanded during the past ten years. We are currently using substantially all of our finished space, with some space available for expansion at some of our locations. We consider the facilities to be in a condition suitable for their current uses. Because of anticipated growth in the business and due to the increasing requirements of customers or regulatory agencies, we may need to acquire additional space or upgrade and enhance existing space during the next five years. We believe that adequate facilities will be available upon the conclusion of our leases.

We also have leases in Branford, Connecticut; Bethesda and Rockville, Maryland; Worcester, Massachusetts; South San Francisco, California; and Auckland, New Zealand; which are subleased or are being offered for sublease. These properties are not used in current operations and therefore are not included in the discussion above.

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

ITEM 3. Legal Proceedings

We are subject to potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted. These matters have arisen in the ordinary course and conduct of our business, as well as through acquisitions. They include, for example, commercial, intellectual property, environmental, securities, and employment matters. Some are expected to be covered, at least partly, by insurance. Estimated amounts for claims that are probable and can be reasonably estimated are reflected as liabilities in the consolidated financial statements. We believe that we have meritorious defenses against the claims currently asserted against us and intend to defend them vigorously. However, the ultimate resolution of these matters is subject to many uncertainties, and we cannot be sure that we will prevail in our defense of claims currently asserted against us. It is reasonably possible that some of the matters that are pending or may be asserted could be decided unfavorably to us, and an adverse determination could harm our business or financial condition.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Stockholder Information

The Company’s common stock trades on The NASDAQ Global Select Market® under the symbol “LIFE.” Our common stock previously traded under the symbol “IVGN”. The trading symbol was changed prior to November 24, 2008, in connection with the change of our corporate name from Invitrogen Corporation to Life Technologies Corporation. The table below provides the high and low sales prices of our common stock for the periods indicated, as reported by The NASDAQ Global Select Market.

	High	Low

Year ended December 31, 2009
Fourth quarter	$52.70	$45.30
Third quarter	48.46	39.49
Second quarter	41.92	30.50
First quarter	33.33	22.99
Year ended December 31, 2008
Fourth quarter	$38.52	$19.56
Third quarter	44.65	36.56
Second quarter	48.13	36.73
First quarter	49.00	38.89

On February 24, 2010, the last reported sale price of our common stock was $50.26. As of February 24, 2010, there were approximately 4,812 stockholders of record of our common stock. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders of shares in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies. The calculations of the market value of shares of Life Technologies stock held by non-affiliates as of June 30, 2009, shown on the cover of this report, was made on the assumption that there were no affiliates other than executive officers and directors as of the date of calculation.

Price Performance Graph

Set forth below is a graph comparing the total return on an indexed basis of a $100 investment in the Company’s common stock, the NASDAQ Composite® (US) Index and the NASDAQ BioPharmaceutical Index. The measurement points utilized in the graph consist of the last trading day in each calendar year, which closely approximates the last day of the respective fiscal year of the Company.

Dividends

We have never declared or paid any cash dividends on our common stock and currently do not anticipate paying such cash dividends. We currently anticipate that we will retain all of our future earnings for use in the development and expansion of our business, debt repayment and general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, tax laws and other factors as the Board of Directors, in its discretion, deems relevant. In addition, our ability to pay dividends in the future may be restricted by the financial covenants of our credit agreement that was executed in November 2008 in connection with the merger with Applied Biosystems.

Securities Purchased Under Life Technologies Stock Repurchase Program

In July 2007, the Board of Directors of the Company approved a program authorizing management to repurchase up to $500.0 million of common stock over the next three years, of which $265.0 million remains open and available for purchase at December 31, 2009. Under this plan, the Company repurchased 1.2 million shares at a total cost of approximately $100.0 million for the year ended December 31, 2008. No shares have been repurchased for the year ended December 31, 2009. The cost of repurchased shares are included in treasury stock and reported as a reduction in stockholders’ equity. The amount of stock the Company is able to repurchase is limited by the covenants of the debt financing associated with the Applied Biosystems merger.

ITEM 6.	Selected Financial Data

The following selected data should be read in conjunction with our financial statements located elsewhere in this Annual Report on Form 10-K and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

FIVE YEAR SELECTED FINANCIAL DATA

(in thousands, except per share data)	2009(1)	2008(1,2)	2007(1)	2006(1,3)	2005(1,4)

Revenues	$3,280,344	$1,620,323	$1,281,747	$1,151,175	$1,079,137
Gross profit	1,824,725	940,752	715,887	608,331	549,535
Net income from continuing operations	144,594	4,356	106,238	53,188	102,348
Net income (loss) from discontinued operations	—	1,358	12,911	(266,808)	10,561
Net income (loss)	144,594	5,714	119,149	(213,620)	112,909
Earnings from continuing operations per common share:
Basic	$0.82	$0.05	$1.13	$0.52	$0.99
Diluted	$0.80	$0.04	$1.10	$0.51	$0.92
Earnings (loss) from discontinued operations per common share:
Basic	—	$0.01	$0.14	$(2.60)	$0.10
Diluted	—	$0.01	$0.13	$(2.52)	$0.09
Net income (loss) per share:
Basic	$0.82	$0.06	$1.27	$(2.08)	$1.09
Diluted	$0.80	$0.05	$1.23	$(2.01)	$1.01
Current assets	$1,796,164	$1,612,171	$1,090,484	$740,604	$1,079,234
Noncurrent assets	7,319,576	7,286,588	2,225,966	2,168,212	2,231,655
Current liabilities (including convertible debt)	1,385,723	1,007,242	234,413	228,086	468,148
Noncurrent liabilities (including convertible debt)	3,703,349	4,434,979	1,232,406	1,178,988	1,172,930
Total stockholders’ equity	4,026,668	3,456,538	1,847,125	1,736,146	2,170,084

(1)	During 2009, 2008, 2007, 2006 and 2005 the Company completed acquisitions that were not material and their results of operations have been included in the accompanying consolidated financial statements from their respective dates of acquisition. See Note 2 to the Notes to Consolidated Financial Statements.
(2)	2008 includes the results of operations of Applied Biosystems, Inc. from November 21, 2008, the date of acquisition, and the one-time purchase accounting charges associate with the merger such as in-process research and development, which affects the comparability of the Selected Financial Data.
(3)	In 2006, the FASB issued guidance under ASC Topic 718, Compensation—Stock Compensation in which share based payments are included in the results of operations and impacts the net income as reported. This adoption affects comparability between the Selected Financial Data. See Note 1 in the Notes to Consolidated Financial Statements.
(4)	2005 includes the results of operations of Dynal Biotech Holding from April 1, 2005, the date of acquisition, which affects the comparability of the Selected Financial Data.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The Company is a global biotechnology tools company dedicated to helping our customers make scientific discoveries and ultimately improve the quality of life. Our systems, reagents, and services enable researchers to accelerate scientific exploration, driving to discoveries and developments that make life better. Life Technologies customers do their work across the biological spectrum, working to advance genomic medicine, regenerative science, molecular diagnostics, agricultural and environmental research, and 21st century forensics. In 2009, the Company had sales of approximately $3,280.3 million, employed 9,000 people, had a presence in more than 160 countries, and possessed a rapidly growing intellectual property estate of over 3,900 patents and exclusive licenses.

The Company’s systems and reagents, enable, simplify and improve a broad spectrum of biological research of genes, proteins and cells within academic and life science research and commercial applications. Our scientific know-how is making biodiscovery research techniques more effective and efficient to pharmaceutical, biotechnology, agricultural, government and academic researchers with backgrounds in a wide range of scientific disciplines.

The Company offers many different products and services, and is continually developing and/or acquiring others. Some of our specific product categories include the following:

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

During 2009, we aligned our products and services into the following four divisions: Molecular Biology Systems, Genetic Systems, Cell Systems and Mass Spectrometry. The Mass Spectrometry division was comprised of a 50% interest in a joint venture that the Company acquired as a part of the AB acquisition. The Company sold the Mass Spectrometry business to Danaher Corporation on January 29, 2010. The Company accounted for this investment using the equity method. Our share of earnings or losses, including revenue, is included in other income. The MBS division includes the molecular biology based technologies including basic and real-time PCR, RNAi, DNA synthesis, thermo-cycler instrumentation, cloning and protein expression profiling and protein analysis. The CS division includes all product lines used in the study of cell function, including cell culture media and sera, stem cells and related tools, cellular imaging products, antibodies, drug discovery services, and cell therapy related products. The GS division includes sequencing systems and reagents, including capillary electrophoresis and the SOLiD system, as well as reagent kits developed specifically for applied markets, such as forensics, food safety and pharmaceutical quality monitoring. Upon completion of the acquisition of AB in 2008, we commenced the process of integrating the businesses and administration of the combined companies. A key part of this process was a reorganization of the business, research and development, and sales and marketing organizations within Life Technologies such that they are focused on optimizing the unique technologies and capabilities of the combined companies to drive new developments and business performance.

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

Users who apply our technologies to enable or improve particular activities. We provide tools that apply our technology to enable or improve activities in particular markets, which we refer to as applied markets. The current focus of our products for these markets is in the areas of: forensic analysis, which is used to identify individuals based on their DNA; quality and safety testing, such as testing required to measure food, beverage, or environmental quality, and pharmaceutical manufacturing quality and safety; and biosecurity, which refers to products needed in response to the threat of biological terrorism and other malicious, accidental, and natural biological dangers. The Applied Biosystems branded forensic testing and human identification products and services are innovative and market-leading tools that have been widely accepted by investigators and laboratories in connection with criminal investigations, the exoneration of individuals wrongly accused or convicted of crimes, identifying victims of disasters, and paternity testing.

Our Strategy

Our objective is to provide essential life science technologies for basic research, drug discovery, and development of diagnostic and commercial applications.

Our strategies to achieve this objective include:

➢  New Product Innovation and Development

➢	Developing innovative new products. We place a great emphasis on internally developing new technologies for the life sciences research markets. Additionally, we are looking to leverage the broad range of our technologies to create unique customer application-based solutions. A significant portion of our growth and current revenue base has been created by the application of technology to accelerate our customer’s research process, and to various Standardized testing environments such as human identification.

➢	In-licensing technologies. We actively and selectively in-license new technologies, which we modify to create high value kits, many of which address bottlenecks in the research or drug discovery laboratories. We have a dedicated group of individuals that are focused on in-licensing technologies from academic and government institutions, as well as biotechnology and pharmaceutical companies.

➢	Acquisitions. We actively and selectively seek to acquire and integrate companies with complementary products and technologies, trusted brand names, strong market positions and strong intellectual property positions. We have made numerous acquisitions since becoming a public company in 1999.

➢	Divestitures. In September 2009, the Company announced a signed definitive agreement to sell its 50% ownership stake in the Applied Biosystems/MDS Analytical Technologies Instruments joint venture and all assets related to the Company’s mass spectrometry business to Danaher Corporation for $450.0 million in cash, subject to a conventional working capital adjustment. The transaction closed on January 29, 2010. Included in the sale of the mass spectrometry business is the ownership stake in the joint venture as well as selected assets and liabilities directly attributable to the mass spectrometry business. The Company approximates $280.0 million of net cash proceeds after taxes upon completion of the transaction. The joint venture generated pre tax net income of $20.3 million and $1.6 million for 2009 and 2008, respectively. The results of operations for the joint venture are presented as a single amount in the “other income/(expense)” line in the Consolidated Statements of Operations.

➢	Utilize Existing Sales, Distribution and Manufacturing Infrastructure

➢	Multi-national sales footprint. We have developed a broad sales and distribution network with sales a presence in more than 160 countries. Our sales force is highly trained, with many of our sales people possessing degrees in molecular biology, biochemistry or related fields. We believe our sales force has a proven track record in successfully marketing our products across the globe and we expect to leverage this capacity to increase sales of our existing, newly developed and acquired products.

➢	High degree of customer satisfaction. Our sales, marketing, customer service and technical support staff provide our customers exceptional service and have been highly rated in customer satisfaction surveys. We use this strength to attract new customers and maintain existing customers.

➢	Rapid product delivery. We have the ability to ship typical consumable orders on a same-day or next-day basis. We use this ability to provide convenient service to our customers to generate additional sales.

➢	Invest in High Growth Markets

We will focus our investments and resources in markets that provide high growth opportunities, particularly in four areas:

➢	Next Generation DNA Sequencing. Our SOLiD technology system represents the latest innovation in next generation sequencing, a method of sequencing the genome at high throughput and relatively low cost. We will continue to invest in cutting-edge technology, customer collaborations, and sales force expertise to remain the leader in this important area of research. We will also continue to invest in future sequencing technologies that will allow for more rapid and lower cost sequencing.

➢	Emerging Geographies. We continue to focus and invest in high growth geographic markets such as China and India, with direct sales and marketing personnel, as well as manufacturing and distribution facilities. We will further optimize our presence in these markets by leveraging collaborations with key government and academic institutions and local companies.

➢	Regenerative Medicine. We are the premier provider of biological products and services for advancing the field of regenerative medicine. We will continue to invest in supplementing our comprehensive suite of product offerings, including animal origin free reagents for stem cell research, and unique primary and stem cells for drug discovery screening.

➢	Applied Markets. We will leverage the growing trend of applying biology based approaches to markets beyond basic life science research. We have a strong presence in these markets and we will continue to invest time and resources to further add to our product portfolio and customer contacts in many applied markets, including, but not limited to, forensics, food and water safety testing, agbio, animal health, and human diagnostics.

The Company anticipates that our results of operations may fluctuate on a quarterly and annual basis and will be difficult to predict. The timing and degree of fluctuation will depend upon several factors, including those discussed under our “Risk Factors.”

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2009 and 2008

(in millions)	2009	2008	$ Increase	% Increase

Molecular Biology Systems	$1,581.6	$736.2	$845.4	115%
Cell Systems	788.7	747.4	41.3	6%
Genetic Systems	906.5	134.9	771.6	NM
Corporate and other	3.5	1.8	1.7	94%

Total revenues	$3,280.3	$1,620.3	$1,660.0	102%

Total gross margin	$1,824.7	$940.8	$883.9	94%
Total gross margin %	56%	58%

Revenues

The Company’s revenues increased by $1,660.0 million or 102% for the year ended December 31, 2009 compared to the year ended December 31, 2008. The increase in revenue is driven primarily by an increase of $1,649.4 million due to the acquisition of AB. The remaining year over year change in revenue was due to increases of $49.1 million in volume and pricing, partially offset by a decrease of $39.0 million in unfavorable currency impacts including hedging.

As of January 1, 2009, we aligned our business under four divisions—Molecular Biology Systems, Genetic Systems, Cell Systems and Mass Spectrometry. The Mass Spectrometry division is comprised of a 50% interest in a joint venture that the Company acquired as a part of the AB acquisition. The Company accounted for this investment using the equity method of accounting. Our share of earnings or losses related to the joint venture, including revenue and the related expenses, is included in other income. The Molecular Biology Systems (MBS) division includes the molecular biology based technologies including basic and real-time PCR, RNAi, DNA synthesis, thermo-cycler instrumentation, cloning and protein expression profiling and protein analysis. Revenue in this division increased by $845.4 million or 115% in 2009 compared to 2008. This increase was driven primarily by $833.5 million from the acquisition of AB and $29.8 million in increased volume and pricing, partially offset by $17.9 million in unfavorable currency impacts including hedging. The Cell Systems (CS) division includes all product lines used in the study of cell function, including cell culture media and sera, stem cells and related tools, cellular imaging products, antibodies, drug discovery services, and cell therapy related products. Revenue in this division increased $41.3 million or 6% for 2009 compared to 2008. This increase was driven primarily by $46.1 million from the acquisition of AB, $13.5 million in increased volume and pricing, and $0.9 million from acquisitions, partially offset by $19.2 million in unfavorable currency impacts including hedging. The Genetic System (GS) division includes sequencing systems and reagents, including capillary electrophoresis and the SOLiD system, as well as reagent kits developed specifically for applied markets, such as forensics, food safety and pharmaceutical quality monitoring. Revenue in this division increased by $771.6 million for 2009 compared to 2008, driven primarily by the acquisition of AB.

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

Gross Profit

Gross profit increased $883.9 million or 94% in 2009 compared to 2008. The increase in gross profit was primarily due to the acquisition of AB as well as increased pricing on sales as defined in the revenue movement, offset by an increase of $195.7 million in purchased intangible assets amortization. Amortization expense related to purchased intangible assets acquired in our business combinations was $282.6 million for 2009 compared to $86.9 million for 2008. The increase was the result of the amortization of intangibles resulting from the acquisition of AB. Gross profit for 2009 included an increase of $18.5 million and $29.9 million of deferred revenue adjustments and acquired inventory fair market value adjustments as a result of the AB acquisition. In accordance with purchase accounting rules, the acquired deferred revenue and inventory is adjusted to fair value. The Company amortizes this fair value adjustment into income in line with the underlying acquired assets and liabilities.

Operating Expenses

	For the Years Ended December 31,
	2009		2008
		As a		As a
		Percentage		Percentage
	Operating	of	Operating	of	$ Increase	% Increase
(in millions)	Expense	Revenues	Expense	Revenues	(Decrease)	(Decrease)

Operating Expenses
Selling, general and administrative	$987.1	30%	$499.3	31%	$487.8	98%
Research and development	337.1	10%	142.5	9%	194.6	137%
Business consolidation costs	112.9	3%	38.6	2%	74.3	192%
In-process research and development	1.7	NM	93.3	6%	(91.6)	(98)%

Selling, General and Administrative. For the year ended December 31, 2009, selling, general and administrative expenses increased $487.8 million or 98% compared to the year ended December 31, 2008. This increase was driven primarily by $448.3 million related to the acquisition of AB and an increase of $56.6 million in compensation, bonuses and benefits, partially offset by a decrease of $14.8 million in infrastructure costs.

Research and Development. For the year ended December 31, 2009, research and development expenses increased $194.6 million or 137% compared to the year ended December 31, 2008. This increase was driven primarily by $193.1 million related to the acquisition of AB and an increase of $4.1 million in compensation, bonuses and benefits, partially offset by $2.0 million in favorable currency impacts.

Business Consolidation Costs. Business consolidation costs for the year ended December 31, 2009 were $112.9 million, compared to $38.6 million for the year ended December 31, 2008, and represent costs associated with our integration efforts related to AB and to realign our business and consolidate certain facilities. The increase in costs year over year is due to the ramp up of activities performed in the integration post merger, which was completed in November of 2008. Included in these costs are various activities related to the acquisition which were associated with combining the two companies and consolidating redundancies. Also included in these expenses are one time expenses associated with third-party providers assisting in the realignment of the two companies. We expect to continue to incur business consolidation costs into the foreseeable future, albeit at a reduced amount, as we further consolidate operations and facilities and realign the previously existing businesses.

Purchased In-Process Research and Development. Purchased in-process research and development costs were $1.7 million for 2009 compared to $93.3 million in 2008. In 2008, in association with the AB merger as well as some immaterial acquisitions, the Company acquired and expensed in-process research and development.

Other Income (Expense)

Interest Income. Interest income was $4.7 million for the year ended December 31, 2009 compared to $24.6 million for the year ended December 31, 2008. The decrease was primarily due to economic conditions leading to lower interest rates available on invested cash balances and lower cash balances invested.

Interest income in the future will be affected by changes in short-term interest rates and changes in cash balances, which may materially increase or decrease as a result of acquisitions, debt repayment, stock repurchase programs and other financing activities.

Interest Expense. Interest expense was $192.9 million for the year ended December 31, 2009 compared to $85.1 million for the year ended December 31, 2008. The increase in interest expense was primarily driven by the interest incurred on the $2,400.0 million of term loans issued in November 2008 in connection with the AB merger.

During the year ended December 31, 2009, the Company made early principal repayments of $350.0 million on term loan B, which resulted in the Company accelerating the write off of $12.5 million of deferred financing costs attributable to the principal repaid. The loss is separately identified in our results from operations as an “early extinguishment of debt”.

Other Income (Expense), Net. Other income, net, was $9.4 million for the year ended December 31, 2009 compared to $5.7 million for the same period of 2008. Included in 2009 was $20.3 million of income related to our interest in the joint venture. The gain was offset by $10.9 million in foreign currency losses and other miscellaneous items.

Provision for Income Taxes. The provision for income taxes as a percentage of pre-tax income from continuing operations was 25.7% for the year ended December 31, 2009 compared with 96.1% for the year ended December 31, 2008. The effective tax rate for 2009 is significantly lower than 2008 and is primarily attributable to the 2009 release of a valuation allowance of $19.8 million, and in 2008, the recognition of $60.6 million in United States income tax in connection with the repatriation of non-United States retained earnings to help fund the AB acquisition and $93.3 million of acquired purchased in-process research and development costs which were expensed for financial reporting purposes but were not deductible for tax purposes.

Comparison of Years Ended December 31, 2008 and 2007

(in millions)	2008	2007	$ Increase	% Increase

Molecular Biology Systems revenues	$736.2	$583.6	$152.6	26%
Cell Systems revenues	747.4	652.2	95.2	15%
Genetic Systems revenues	134.9	45.9	89.0	194%
Corporate and other	1.8	—	1.8	NM

Total revenues	$1,620.3	$1,281.7	$338.6	26%

Total gross margin	$940.8	$715.9	$224.9	31%
Total gross margin %	58%	56%

Revenues

Revenues increased $338.6 million or 26% for 2008 compared to 2007. Of the $338.6 million increase in revenue, revenue from the acquisition of AB accounted for 56% of the total increase or $191.0 million. AB revenue accounted for $98.0 million, $5.3 million, and $85.4 million of the increase in the MBS, CS, and GS divisions, respectively. The remaining $147.6 million of the Company’s increase was primarily a result of $71.8 million of increased volume and new product revenue, $40.3 million in favorable foreign currency translation, $30.1 million in increased price and product mix optimization, $6.7 million of freight recovery and $2.8 million of royalty revenue.

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

Amortization expense related to purchased intangible assets was $86.9 million for 2008 compared to $98.7 million for 2007. The decrease in intangible amortization is due to the completion of amortization of certain acquired intangibles at the end of 2007, partially offset by the amortization of the new intangibles acquired in the AB acquisition.

Operating Expenses

	For the Years Ended December 31,
	2008		2007
		As a		As a
		Percentage		Percentage
	Operating	of	Operating	of
(in millions)	Expense	Revenues	Expense	Revenues	$ Increase	% Increase

Operating Expenses
Selling, general and administrative	$499.3	31%	$416.1	32%	$83.2	20%
Research and development	142.5	9%	115.8	9%	26.7	23%
Business Consolidation Costs	38.6	2%	5.6	NM	33.0	NM
In-process research and development	93.3	6%	—	—	93.3	NM

Selling, General and Administrative. For 2008, selling, general and administrative expenses increased $83.2 million or 20% compared to 2007. Of the $83.2 million increase, $45.1 million resulted from the acquisition of AB, and $28.9 million resulted from increase salaries and bonuses. The remaining increase of $9.2 million resulted primarily from increased travel expense of $4.0 million, purchased services of $3.6 million, $4.2 million of foreign currency translation impacts, $3.2 million of rent and utilities expenses, and $2.4 million of depreciation. This was partially offset by a decrease in infrastructure costs of $7.8 million.

Research and Development. Research and development expenses for 2008 increased $26.7 million or 23% compared to 2007. Of the $26.7 million increase, $17.5 million resulted from the acquisition of AB. The remaining $9.2 million increase resulted primarily from an increase of $7.2 million in salaries and bonus expenses and $3.2 million in increased supplies expense partially offset by $0.9 million of purchased services. Overall, gross research and development expenses increased 23% year over year as a result of our continued efforts to expand new product development projects.

Business Consolidation Costs. Business consolidation costs for 2008 were $38.6 million, compared to $5.6 million in 2007, and represent costs associated with our acquisition efforts related to AB and to realign our business and consolidation of certain facilities. Included in these costs are various activities related to the acquisition which were associated with combining the two companies and consolidating redundancies. Also included in these expenses are one time expenses associated with third-party providers assisting in the realignment of the two companies.

Purchased In-Process Research and Development. Purchased in-process research and development costs were $93.3 million in 2008 compared to none in 2007. These costs were primarily attributable to the AB merger as well as some immaterial acquisitions in which the Company acquired and expensed in-process research and development expenses.

Other Income (Expense)

Interest Income. Interest income was $24.6 million in 2008 compared to $28.0 million in 2007. The $3.4 million decrease resulted primarily from a decrease in the average yield of our investments in 2008 along with the lower balance in cash and cash equivalents in the fourth quarter of 2008 as a result of the purchase price paid for the AB acquisition.

Interest Expense. Interest expense was $85.1 million for 2008 compared to $67.4 million for 2007. The primary reason for the increase in interest expense was interest incurred on the $2,400.0 million of term loans issued in November 2008 in conjunction with acquisition of AB.

Other Income (Expense), Net. Other income, net, was $5.7 million for 2008 compared to $0.3 million for 2007. The primary reason for the $5.4 million increase in other income was foreign currency net gains of $4.0 million and joint venture income of $1.6 million related to our interest in the joint venture.

Provision for Income Taxes. The provision for income taxes as a percentage of our pre-tax income was 96.1% for 2008 compared with 23.7% of our pre-tax income for 2007. The increase in the effective tax rate was primarily attributable to United States income tax recognized in connection with the repatriation of non-United States retained earnings to help fund the AB acquisition and acquired purchased in-process research and development costs which were expensed for financial reporting purposes but were not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

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

In February 2010, the Company issued $1,500.0 million of unsecured bonds in which the proceeds were used to pay down the existing term loans. The Company believes based on its risk profile, with strong cash generation and the history of paying down debt in a timely manner, it will have the ability to raise funding in the future through public and private markets. However, the Company does not anticipate the need for additional financing and expects to fund future operation through the generation of cash from operations. In January of 2010, the Company sold its 50% investment stake in the Applied Biosystems/MDS Analytical Technology Instruments joint venture for approximately $280.0 million in net cash proceeds after taxes, which was used to further pay down the term loans. As a result of the payment on the existing term loans, the Company expects to accelerate the recognition of debt issuance cost expense associated with the term loans. At December 31, 2009, the Company had $56.4 million of unamortized debt issuance costs related to these term loans. The Company does not believe the bond issuance or the sale of the joint venture will materially alter its future cash flows.

The Company has, and expects to be able to continue to generate positive cash flow from operations to fund both short term and long term cash needs. Should changes in the Company’s cash needs occur, the Company could seek additional financing and believes such financing would be obtained at reasonable rates.

Operating Activities. Operating activities provided net cash of $714.5 million during 2009 primarily from net income of $144.6 million plus net non-cash charges of $656.2 million. Changes in operating assets and liabilities provided a net decrease of $86.3 million in cash during the period. Within the non-cash charges in operating activities, the primary drivers were amortization of intangible assets of $296.0 million, depreciation charges of $115.7 million, acquired inventory fair market value adjustments of $62.7 million, share based compensation of $60.1 million, and non-cash interest expense of $42.9 million resulting from the retrospective adoption of a bifurcation requirement on our convertible debt as prescribed by ASC Topic 470-20, Debt with Conversion and Other Options. The primary drivers of the cash decrease from changes in operating assets and liabilities were a decrease in income taxes payable of $122.8 million, an increase in trade accounts receivable of $10.4 million, and an increase in other assets of $6.1 million, which were offset by an increase in accrued expenses and other current liabilities of $38.3 million, an increase in accounts payable of $6.5 million, and decreases in inventories of $11.8 million. The Company continued to generate positive cash flows from operations due to the margin earned on sales and the continued revenue growth throughout 2009.

As of December 31, 2009, we had cash and cash equivalents of $596.6 million and short-term investments of $10.8 million. Our working capital was $410.4 million as of December 31, 2009 including restricted cash of $40.7 million. Our funds are currently primary invested in marketable securities, money market funds, and bank deposits with maturities of less than three months. A majority of the Company’s cash and cash equivalents are held in the United States. Repatriation of funds outside of the United States are subject to local laws and customs. As of December 31, 2009, foreign subsidiaries in China, Japan, and India had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The United States dollar equivalent of these facilities totaled $13.4 million, none of which was outstanding at December 31, 2009.

Our working capital factors, such as inventory turnover and days sales outstanding, are seasonal and, on an interim basis during the year, may require an influx of short-term working capital. We believe our current cash and cash equivalents, investments, cash provided by operations and interest income earned thereon and cash available from bank loans and lines of credit will satisfy our working capital requirements debt obligations and capital expenditure for the foreseeable future.

The Company has undertaken restructuring activities in connection with the merger of Applied Biosystems, which primarily include one-time termination costs, such as severance costs related to elimination of duplicative positions and change in control agreements to mostly sales, finance, IT, research and development, and customer services. The restructuring plan also includes charges associated with the closure of certain leased facilities and one-time relocation costs for the employees whose employment positions have been moved to another location. As a result of the plan, the Company expects to achieve operating efficiencies in future periods related to salary and overhead costs specifically related to its selling, general and administrative and research and development costs. At December 31, 2009, the Company had restructuring accruals of $26.5 million pursuant to this plan, and payments are expected to be fully paid in 2010, excluding payments related to the unfavorable lease contracts as a result of the restructuring plan which will run through 2011. Total restructuring expenditures are estimated to be approximately $147.9 million, of which $119.0 million were incurred and recorded in the financial statements and $92.9 million were paid since the inception of the plan. The Company expects the restructuring activities to result in long term cost savings in cost of goods sold as well as in selling, general and administrative costs related to the efficiencies in procurement and manufacturing as well as the reduction of redundant and excess overhead. The Company expects long term cost savings in excess of the costs to complete the plan.

The Company’s pension plans and post retirement benefit plans are funded in accordance with local statutory requirements or by voluntary contributions. The funding requirement is based on the funded status, which is measured by using various actuarial assumptions, such as interest rate, rate of compensation increase, or expected return on plan assets. The Company’s qualified pension plans are adequately funded at December 31, 2009. Future contribution may change when new information is available or local statutory requirement are changed. Based on the actuarial estimates at December 31, 2009, the Company expects to contribute $23.5 million to non-qualified pension plans during 2010, which has already been funded in our rabbi trust to satisfy a significant portion of these contribution requirements.

Investing Activities. Net cash used by investing activities during 2009 was $258.0 million. The cash was used for purchases of property, plant, and equipment of $180.6 million, business combinations of $55.0 million, and asset purchases of $31.3 million, partially offset by cash received for a business divestiture of $15.2 million.

For 2010, we expect to spend in the range of $150.0 million to $175.0 million on purchases of property, plant and equipment, which includes approximately $30.0 million of integration related capital expenditures. The spending will be driven in part by additional capital equipment, information technology, and integration related capital as a result of merger with Applied Biosystems.

During 2008, we completed the acquisition of Applied Biosystems for a total purchase price of $4,564.4 million, of which $2,738.9 million was paid in cash. The results of operations were included from the date of acquisition. In September 2009, the Company announced a signed definitive agreement to sell its 50% ownership stake in the Applied Biosystems/MDS Analytical Technologies Instruments joint venture and all assets related to the Company’s mass spectrometry business to Danaher Corporation for $450.0 million in cash, subject to a conventional working capital adjustment. Included in the sale of the mass spectrometry business is the ownership stake in the joint venture as well as selected assets and liabilities directly attributable to the mass spectrometry business. The Company approximates that it will receive $280.0 million of net cash proceeds after taxes upon completion of the transaction and the Company intends to use such proceeds to pay down debt. For information on our business combination accounting, see Note 2 of the Notes to Consolidated Financial Statements and Note 14 for the discussion of subsequent events.

During 2009, 2008 and 2007, the Company completed several additional stock acquisitions that were not material individually or collectively to the overall consolidated financial statements and the results of operations. The Company completed such acquisitions for the aggregate purchase price of $81.6 million, $88.5 million, and $23.1 million during 2009, 2008, and 2007, respectively, of which $35.9 million, $88.5 million, and $23.1 million were paid in cash during 2009, 2008, and 2007, respectively.

Pursuant to the purchase agreements for certain prior year and current year acquisitions, we could be required to make additional contingent cash payments based on certain technological milestones, patent milestones and the achievement of future gross sales of the acquired companies. Some of the purchase agreements the Company has entered into do not limit the payments to a maximum amount, nor restrict the payment deadlines. During the years ended 2009, none of the contingent payments were earned or paid for the achievement of future gross sales. During the year ended 2009, one of the contingent payments, totaling $1.7 million, was earned for the achievement of a certain technological milestone. For acquisitions accounted for under SFAS 141, Business Combinations, the Company will account for any such contingent payments as an addition to the purchase price of the acquired company. For acquisitions accounted for under ASC Topic 805, Business Combinations, these obligations will be accounted for at fair value at the time of acquisition with subsequent revisions reflected in the Statement of Operations. For the year ended December 31, 2009, $1.7 million of the contingent payments earned has been added to the purchase price accordingly.

Financing Activities. Net cash used by financing activities totaled $242.3 million for 2009. The primary drivers were $425.0 million in principal payments on long-term obligations, partially offset by $171.2 million in proceeds from stock issued in employee stock plans.

In July 2007, the Board approved a program authorizing management to repurchase up to $500.0 million of common stock over the next three years. Under the 2007 plan, the Company repurchased 1.2 million shares at a total cost of approximately $100.0 million during the year ended December 31, 2008. The Company did not repurchase shares during the year ended December 31, 2009. The cost of repurchased shares are included in treasury stock and reported as a reduction in stockholders’ equity.

The Credit Agreement

In November 2008, the Company entered into a $2,650.0 million credit agreement (the Credit Agreement) consisting of a $250.0 million revolving credit facility, a 5-year term loan A facility of $1,400.0 million, and a 7-year term loan B facility of $1,000.0 million to fund a portion of the cash consideration paid as part of the AB merger. The remainder of the borrowing was used to pay for merger transaction costs, to facilitate normal operations, and to refinance the credit facility outstanding previous to the merger. The Credit Agreement requires the Company to meet certain financial covenants, including a maximum consolidated leverage ratio and minimum fixed charge ratio, and includes certain other restrictions, including restrictions limiting acquisitions, indebtedness, stock repurchases, capital expenditures and asset sales. The maximum leverage ratio reduces on a quarterly schedule to 3.00x by December 31, 2010. After December 31, 2010, the Company’s leverage ratio cannot exceed 3.00x. The Company will be also be required to maintain a fixed charge coverage ratio of at least 1.75x. The Credit Agreement allows the Company to make certain investments and share repurchases, subject to restrictions based on leverage. If the Company’s leverage ratio is greater than or equal to 3.00x, the Company may spend up to $500.0 million annually on acquisitions and share repurchases in any fiscal year. If the Company’s leverage ratio less than 3.00x, there is no limit to investments in acquisitions. However, the Company’s maximum share repurchases will be $500.0 million in any fiscal year.

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

The Company’s obligations under the Credit Agreement are guaranteed by each of the Company’s domestic subsidiaries and are collateralized by substantially all of the Company’s and its guarantor subsidiaries’ assets. In addition, the Credit Agreement contains affirmative and negative covenants applicable to the Company’s and its subsidiaries, subject to materiality and other qualifications and exceptions.

Loans under the Credit Agreement bear interest based on the London Interbank Offering Rate (LIBOR) or, if the Company so elects, on Bank of America’s prime lending rate (the “Base Rate”). For the revolving credit facility and the term loan A, interest is computed based on the Company’s leverage ratio as shown below:

				Revolving Credit
Pricing Level	Total Leverage Ratio	LIBOR Rate	Base Rate	Commitment Fee

1	≥ 3.0:1	LIBOR + 2.50%	Base Rate + 1.50%	0.500%
2	< 3.0:1 but ≥ 2.5:1	LIBOR + 2.25%	Base Rate + 1.25%	0.375%
3	< 2.5:1 but ≥ 2.0:1	LIBOR + 2.00%	Base Rate + 1.00%	0.375%
4	< 2.0:1	LIBOR + 1.50%	Base Rate + 0.50%	0.250%

Term loan B bears interest at LIBOR plus 3.00% subject to a minimum LIBOR rate of 3.00% for the first three years after the closing date, or, if the Company so elects, at Base Rate plus 2.00%. The Company entered into interest rate swaps with the notional amount of $1,000,0 million to to mitigate the risk of rising interest rates and to comply with Credit Agreement requirements.

For the year ended December 31, 2009, the interest on the revolving credit facility and the term loan A was LIBOR plus 2.5% and the term loan B was at the Base Rate plus 2.0%, which resulted in aggregate cash interest payments of $95.3 million, net of hedging transactions.

The Company must repay 2.5% in each quarter of 2010 and 2011, 3.75% in each quarter of 2012 and 15% in each quarter of 2012 with the final payment of all amounts outstanding under the term loan A facility, plus accrued interest, due on November 21, 2012. The Company must repay the remaining principal amount of the term loan B due on November 21, 2015. The revolving credit facility will terminate and all amounts outstanding hereunder, plus accrued interest, will be due on November 21, 2013. At December 31, 2009, The Company has issued $14.3 million in letters of credit through the revolving credit facility. The Company can prepay the term loans without penalty. The Company repaid principal of $70.0 million and $355.0 million for term loan A and term loan B, respectively, for the year ended December 31, 2009, of which $350.0 million for term loan B was for the early extinguishment of debt, which resulted in a write-off of $12.5 million of unamortized deferred financing costs. Costs incurred to issue the debt under the credit facility totaled $43.8 million for term loan A, $41.3 million for term loan B, and $7.8 million for the revolving credit facility. The Company amortized debt issuance costs of $10.5 million, $4.0 million, and $1.6 million for term loan A, term loan B, and the revolving credit facility, respectively. As of December 31, 2009, the unamortized balances of the issuance costs were $32.4 million, $24.0 million, and $6.0 million for term loan A, term loan B, and the revolving credit facility, respectively.

The Company’s Credit Agreement requires the loans to be prepaid with a portion of the net cash proceeds of non-ordinary course sales or other dispositions of property and assets and casualty proceeds, condemnation awards and certain other extraordinary receipts, subject to exceptions. The portion of such net cash proceeds to be applied to prepayments of loans will be determined based on our leverage ratio, with 100% to be applied if the leverage ratio is greater than or equal to 3.00x; 50% if the leverage ratio is less than 3.00x and greater than or equal to 2.50x; and 0% if the leverage ratio is less than 2.50x. Loans under the Credit Agreement will also be required to be prepaid with 100% of the net cash proceeds from the issuance or incurrence of new debt (other than certain debt permitted by the credit agreement). These mandatory prepayments will be applied to the repayment of the term facilities as the Company directs.

At December 31, 2009, the Company is in compliance with all of its debt covenants.

In February 2010, the Company issued $1,500.0 million in unsecured bonds in which the proceeds were used to pay down the term loans outstanding under the Credit Agreement. Additionally, the Company sold its 50% investment stake in the Applied Biosystems/MDS Analytical Technology Instruments joint venture for approximately $280.0 million in net cash proceeds after taxes, which was used to further pay down the term loans. The Company expects to use the combination of the proceeds from the bond offering and the joint venture sale to fully pay down the term loans. As a result of the early repayment, the Company will de-designate and terminate the outstanding interest rate swaps as the underlying loans will no longer exist. The unsecured bonds will be fixed rate long term bonds with three, five and ten year maturity dates. The bond issuance will effectively refinance the outstanding debt, and therefore, the Company does not expect the net results of the transaction to materially impact future results from operation or cash flows. Refer to Note 14 related to subsequent events in the Notes to Consolidated Financial Statements for more details on the transaction.

Secured Loan

At December 31, 2009, the Company holds $34.8 million in auction rate securities with UBS Investment Bank (UBS). Beginning in February 2008, auctions failed for the Company’s holdings because sell orders exceeded buy orders. As a result of the failed auctions, the Company is holding illiquid securities because the funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. In August 2008, UBS announced that it has agreed to a settlement in principle with the Securities and Exchange Commission (SEC) and other state regulatory agencies represented by North American Securities Administrators Association to restore liquidity to all remaining clients who hold auction rate securities. UBS committed to repurchase auction rate securities from their private clients at par beginning January 1, 2009. During the year ended December 31, 2009, UBS repurchased $0.8 million auction rate securities at par from the Company. The Company intends to have the settlement completed by July 2012. Until UBS fully redeems the Company’s auction rate securities, UBS has provided a loan to the Company for the par value of the auction rate securities with the underlying auction rate securities as the collateral. The Company will be charged interest on the loan equal to the interest earned on the auction rate securities during this period. As a result, the Company has access to cash associated with these auction rate securities and does not believe there are liquidity concerns associated with these instruments. For information on auction rate securities, see Note 1 of the Notes to Consolidated Financial Statements.

Convertible Debt

At December 31, 2009, the Company has classified the carrying value of $339.6 million on the 2% Convertible Senior Note (2023 Note) in current liabilities according to the respective indenture, which allows our Note holders to require the Company to purchase all or a portion of the Notes at par plus any accrued and unpaid interest at the earliest on August 1, 2010. In the event that the holders do not exercise such rights, the remaining balance of the Note will be reclassified back to long-term debt. The Company anticipates making this payment with the use of cash on hand and cash generation from operating activities.

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

During December 2004, the Company offered up to $350.0 million aggregate principal amount of 2% Convertible Senior Notes due 2023 (the New 2% Notes) in a non-cash exchange for any and all outstanding Old 2% Notes, that were validly tendered on that date. Approximately 99% or $347.9 million of the Old 2% Notes have been exchanged by their holders for New 2% Notes as of December 31, 2009. Additionally, during December 2004, the Company offered up to $450.0 million aggregate principal amount of 1 1/2% Convertible Senior Notes due 2024 (the New 1 1/2% Notes) in a non-cash exchange for any and all outstanding Old 1 1/2% Notes, that were validly tendered on that date. Approximately 99% or $446.5 million of the Old 1 1/2% Notes have been exchanged by their holders for New 1 1/2% Notes as of December 31, 2009.

The New 2% Notes and New 1 1/2% Notes (collectively the New Notes) carry the same rights and attributes as the Old 2% Notes and Old 1 1/2% Notes (collectively the Old Notes) except for the following: the terms of the New Notes require the Company to settle the par value of such notes in cash and deliver shares only for the excess, if any, of the notes’ conversion value (based on conversion prices of $34.12 and $51.02 for the New 2% Notes and New 1 1/2% Notes, respectively) over their par values. As such, ASC Topic 470-20, Debt with Conversion and Other Options and ASC Topic 200, Earning Per Share required the Company to use the treasury stock equivalent method to calculate diluted earnings per share, as if the New Notes were outstanding since date of issuance, the date the Old Notes were issued.

Costs incurred to issue the convertible notes totaled $7.6 million for the 3 1/4% Notes, $9.3 million for the Old 1 1/2% Notes, and $9.3 million for the Old 2% Notes. Finance costs (excluding legal and accounting fees) incurred to conduct the exchange of the Old Notes totaled $1.8 million ($0.8 million related to the Old 2% Notes and $1.0 million related to the Old 1 1/2% Notes). These costs have been deferred and included in other assets in the Consolidated Balance Sheets and amortized over the terms of the respective debt using the effective interest method. At December 31, 2009 and 2008, the unamortized balances of the issuance costs were $4.6 million and $7.8 million, respectively.

In the event of a change of control of the Company, the holders of the 3 1/4% Notes, Old Notes and New Notes each have the right to require the Company to repurchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of the notes plus all accrued and unpaid interest.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations at December 31, 2009 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period(1)
		Less than	Years	Years	More than 5
(in thousands)	Total	1 Year	1-3	3-5	Years	All Other(2)

Convertible notes and other long-term debt	$1,220,551	$372,208	$848,343	$—	$—	$—
Term loan A and term loan B(3)	2,298,875	214,228	484,310	924,106	676,231	—
Capital lease obligations	9,412	2,317	5,085	1,879	131	—
Operating lease obligations	262,668	45,945	64,176	46,941	105,606	—
Licensing and purchase obligations	89,013	78,609	5,167	3,378	1,859	—
Uncertain tax liability and interest(2)	114,222	16,162	—	—	—	98,060
Other obligations	8,629	3,113	2,953	1,731	832	—

Total	$4,003,370	$732,582	$1,410,034	$978,035	$784,659	$98,060

(1)	Pursuant to certain acquisitions, we could be required to make additional contingent cash payments based on percentages of future gross sales for products of acquired company, or technical milestones without the restriction of the payment deadline.
(2)	As of December 31, 2009, the Company’s unrecognized tax benefits were $114.2 million. We were unable to reasonably estimate the timing of uncertain tax liabilities and interest payments in individual periods beyond twelve months due to uncertainties in the timing of the effective settlement of tax positions.
(3)	Term loan A and term loan B have variable interest rates. The weighted average interest rates of term loan A and term loan B have been used to calculate future estimated interest payments related to these items. See Note 5 of the Notes to Consolidated Financial Statements included in Item 8. In February 2010, the Company issued $1,500.0 million in unsecured bonds and the proceeds were used to pay down the existing term loans. See Note 14 to the Notes to Consolidated Financial Statements for the discussion of subsequent events.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition. We derive our revenue from the sale of our products, services and technology. We recognize revenue from product sales upon transfer of title of the product or performance of services. Transfer of title generally occurs upon shipment to the customer. We generally ship to our customers FOB shipping point. Concurrently, we record provisions for warranty, returns, and installation based on historical experience and anticipated product performance. Revenue is not recognized at the time of shipment of products in situations where risks and rewards of ownership are transferred to the customer at a point other than shipment due to the shipping terms, the existence of an acceptance clause, the achievement of milestones, or certain return or cancellation privileges. Revenue is recognized once customer acceptance occurs or the acceptance provisions lapse. Service revenue is recognized over the period services are performed. If our shipping policies or acceptance clause were to change, materially different reported results could occur. In cases where customers order and pay for products and request that we store a portion of their order for them at our cost, we record any material up-front payments as deferred revenue in current or long term liabilities, depending on the length of the customer prepayment, in the Consolidated Balance Sheets and recognize revenue upon shipment of the product to the customer. Deferred revenue, which includes customer prepayments and unearned service revenue, totaled $178.3 million at December 31, 2009.

We also enter into arrangements whereby revenues are derived from multiple deliverables. In these arrangements, we record revenue in accordance with ASC Topic 605, Revenue Recognition. Specifically, we record revenue as the separate elements are delivered to the customer if the delivered item is determined to represent a separate earnings process, there is objective and reliable evidence of the fair value of the undelivered item, and delivery or performance of the undelivered item is probable and substantially in our control. For instruments where installation is determined to be a separate earnings process, the portion of the sales price allocable to the fair value of the installation is deferred and recognized when installation is complete. We determine the fair value of the installation process based on technician labor billing rates, the expected number of hours to install the instrument based on historical experience, and amounts charged by third-parties. We continually monitor the level of effort required for the installation of our instruments to ensure that appropriate fair values have been determined. Revenues from multiple-element arrangements involving license fees, up-front payments and milestone payments, which are received and/or billable in connection with other rights and services that represent our continuing obligations, are deferred until all of the multiple elements have been delivered or until objective and verifiable evidence of the fair value of the undelivered elements has been established. We determine the fair value of each element in multiple-element arrangements based on the prices charged when the similar elements are sold separately to third-parties. If objective and verifiable evidence of fair value of all undelivered elements exists but objective and verifiable evidence of fair value does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the revenues from delivered elements are not recognized until the fair value of the undelivered element or elements has been determined. Contract interpretation is normally required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and if so, how the price should be allocated among the deliverable elements, when to begin to recognize revenue for each element, and the period over which revenue should be recognized.

We recognize royalty revenue (including upfront licensing fees) when the amounts are earned and determinable during the applicable period based on historical activity, and make revisions for actual royalties received in the following quarter. Materially different reported results would be likely if any of the estimated royalty revenue were significantly different from actual royalties received, however, historically, these revisions have not been material to our consolidated financial statements. For those arrangements where royalties cannot be reasonably estimated, we recognize revenue on the receipt of cash or royalty statements from our licensees. Since we are not able to forecast product sales by licensees, royalty payments that are based on product sales by the licensees are not determinable until the licensee has completed their computation of the royalties due and/or remitted their cash payment to us. In addition, we recognize up-front nonrefundable license fees when due under contractual agreement, unless we have specific continuing performance obligations requiring deferral of all or a portion of these fees. If it cannot be concluded that a licensee fee is fixed or determinable at the outset of an arrangement, revenue is recognized as payments from third-parties become due. Should information on licensee product sales become available so as to enable us to recognize royalty revenue on an accrual basis, materially different revenues and results of operations could occur. Royalty revenue totaled $122.4 million, $51.0 million and $39.9 million for 2009, 2008 and 2007, respectively.

Revenue recorded under proportional performance for projects in process is designed to approximate the amount of revenue earned based on percentage of efforts completed within the scope of the contractual arrangement. We undertake a review of these arrangements to determine the percentage of the work that has completed and the appropriate amount of revenue to recognize.

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

➢	Allowance for doubtful accounts. We provide a reserve against our receivables for estimated losses that may result from our customers’ inability to pay. We determine the amount of the reserve by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers’ country or industry, historical losses and our customers’ credit-worthiness. Amounts later determined specifically identified by management to be uncollectible are charged or written off against this reserve. To minimize the likelihood of uncollectibility, customers’ credit-worthiness is reviewed periodically based on external credit reporting services and our experience with the account and adjusted accordingly. Should a customer’s account become past due, we generally place a hold on the account and discontinue further shipments to that customer, minimizing further risk of loss. Bad debt expense is recorded as necessary to maintain an appropriate level of allowance for doubtful accounts. Additionally, our policy is to fully reserve for all accounts with aged balances greater than one year, with certain exceptions determined necessary by management. The likelihood of a material loss on an uncollectible account would be mainly dependent on deterioration in the financial condition of that customer or in the overall economic conditions in a particular country or environment. Reserves are fully provided for all expected or probable losses of this nature. Gross trade accounts receivables totaled $601.9 million and the allowance for doubtful accounts was $10.8 million at December 31, 2009. Historically, the Company’s reserves have been adequate to cover losses.

➢	Inventory adjustments. Inventories are stated at lower of cost or market. We review the components of our inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. The Company generally fully reserves for stock levels in excess of one year’s expectation of usage. For those inventories not as susceptible to obsolescence, the Company provides reserves when the materials become spoiled or dated or specific to the inventory as determined by management. In the event of a lower cost or market issue arises, the Company will reserve for the value of the inventory in excess of current replacement cost. The likelihood of any material inventory write-down is dependent on customer demand, competitive conditions or new product introductions by us or our competitors that vary from our current expectations. Gross inventory totaled $459.5 million and the allowance for excess and obsolete and price impairment was $106.3 million at December 31, 2009. Historically, the Company’s reserve has been adequate to cover its losses.

➢	Valuation of goodwill. We are required to perform a review for impairment of goodwill in accordance with ASC Topic 805, Business Combinations. Goodwill is considered to be impaired if we determine that the carrying value of the reporting unit exceeds its fair value. In addition to the annual review, an interim review is required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include:

➢	a significant adverse change in legal factors or in the business climate;

➢	a significant decline in our stock price or the stock price of comparable companies;

➢	a significant decline in our projected revenue or earnings growth or cash flows;

➢	an adverse action or assessment by a regulator;

➢	unanticipated competition;

➢	a loss of key personnel;

➢	a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of;

➢	the testing for recoverability described under ASC Topic 360, Property, Plant, and Equipment of a significant asset group within a reporting unit; and

➢	recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

Assessing the impairment of goodwill requires us to make assumptions and judgments regarding the fair value of the net assets of our reporting units. Additionally, since our reporting units share the majority of our assets, we must make assumptions and estimates in allocating the carrying value as well as the fair value of net assets to each reporting unit. Changes in the assumptions are considered in the analysis, and the Company performs an internal sensitivity analysis to further support the Company’s assessment.

In accordance with our policy, we completed our most recent annual evaluation for impairment of goodwill as of October 1, 2009 and determined that no goodwill impairment existed. In this analysis, it was determined that no reporting unit of the Company was at risk of impairment based on the current assessment. Our evaluation included management estimates of cash flow projections based on an internal strategic review. Key assumptions from this strategic review included revenue growth, future gross and operating margin growth, and the Company’s weighted cost of capital. This revenue and margin growth was based on increased sales of new products as we expect to maintain our investment in research and development, the effect and growth from business acquisitions already consummated and lower selling, general and administrative expenses as a percentage of revenue. Additional value creators assumed included increased efficiencies from capital spending. The resulting cash flows were discounted using a weighted average cost of capital of 10 percent. Operating mechanisms to ensure that these growth and efficiency assumptions will ultimately be realized was also considered in our evaluation. Our market capitalization at October 1, 2009 was also compared to the discounted cash flow analysis.

We cannot guarantee our future annual or other periodic reviews for impairment of goodwill will not result in an impairment charge. Goodwill totaled $3,783.8 million at December 31, 2009.

➢	Valuation of intangible and other long-lived assets. We periodically assess the carrying value of intangible and other long-lived assets, including capitalized in-process research and development, which require us to make assumptions and judgments regarding the future cash flows of these assets. The assets are considered to be impaired if we determine that the carrying value may not be recoverable based upon our assessment of the following events or changes in circumstances:

➢	the asset’s ability to continue to generate income from operations and positive cash flow in future periods;

➢	loss of legal ownership or title to the asset;

➢	significant changes in our strategic business objectives and utilization of the asset(s); and

➢	the impact of significant negative industry or economic trends.

If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fair value is determined by a combination of third-party sources and discontinued cash flows. In addition, we base the useful lives and related amortization or depreciation expense on our estimate of the period that the assets will generate revenues or otherwise be used by the Company. We also periodically review the lives assigned to our intangible assets to ensure that our initial estimates do not exceed any revised estimated periods from which we expect to realize cash flows from the technologies. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase.

At December 31, 2009, the net book value of identifiable intangible assets that are subject to amortization totaled $2,061.3 million, the net book value of unamortized identifiable intangible assets with indefinite lives totaled $10.3 million and the net book value of property, plant and equipment totaled $829.0 million.

➢	Valuation of Financial Instruments. We account for our financial instruments at fair value based on ASC Topic 820, Fair Value Measurements and Disclosures and ASC Topic 815, Derivatives and Hedging. In determining fair value, we consider both the credit risk of our counterparties and our own creditworthiness. ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements for financial instruments. The framework requires for the valuation of investments using a three tiered approach in the valuation of investments. The Company reviews and evaluates the adequacy of the valuation techniques periodically. In the current year, there have not been any changes to the Company’s valuation techniques. For details on the assets and liabilities subject to fair value measurements and the related valuation techniques used, refer to Note 1 of the Notes to Consolidated Financial Statements.

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

The accounting for changes in fair value of a derivative instrument depends on the nature of the derivative and whether the derivative qualifies as a hedging instrument in accordance with ASC Topic 815, Derivatives and Hedging. Those hedging instruments that qualify for hedge accounting are included as an adjustment to revenue or interest expense, depending upon the component of foreign currency risk the Company is hedging for. Those hedges that do not qualify for hedging accounting are included in non-operating income as investment activities. Materially different reported results would be likely if volatility of the currency markets was different, or the Company’s revenue forecasts were significantly different from actual.

➢	Joint Venture. As part of the acquisition of Applied Biosystems, the Company acquired a joint venture, Applied Biosystems/MDS Analytical Technologies Instruments, in which the Company is a 50% owner. The Company accounts for its investment in the joint venture using the equity method, consistent with the guidance in ASC Topic 323 Investments—Equity Method and Joint Ventures, based on the circumstances where the Company is unable to unilaterally influence the operating or financial decisions of the investee, shares in the risks and rewards of all related business activities and the joint venture is a stand alone legal entity. The Company’s portion of net income as a result of equity in the joint venture was $20.3 million for the period ended December 31, 2009. Our share of earnings or losses from its investment is shown in other income in Consolidated Statements of Operations as a single amount in accordance with ASC Topic 323 Investments—Equity Method and Joint Ventures. The Company accounts for non-operating and stand alone assets and liabilities, which includes goodwill and intangibles associated with the acquisition, of the joint venture in the “long term investment” line in the Consolidated Balance Sheet. Due to the nature of the joint venture, with sales, distribution and service commingled with the Company’s operations, operating assets and liabilities specifically related to the joint venture are commingled or inseparable. As a result, for operating assets and liabilities the Company records these assets in the functional operating asset and liability classifications which represent the underlying asset or liability and does not record these assets or liabilities in the “long term investment” account. The Company accounts for its net investment in the equity of the joint venture under the equity method as one line item under long term investments. In September 2009, the Company announced a signed definitive agreement to sell its 50% ownership stake in the Applied Biosystems/MDS Analytical Technologies Instruments joint venture and all assets related to the Company’s mass spectrometry business to Danaher Corporation for $450.0 million in cash, subject to a conventional working capital adjustment. Included in the sale of the mass spectrometry business is the ownership stake in the joint venture as well as selected assets and liabilities directly attributable to the mass spectrometry business. The disposition of the joint venture generated approximately $280.0 million in net cash proceeds after taxes and the Company intends to use such proceeds to further pay down debt. The transaction closed on January 29, 2010. For information on our business combination accounting, see Note 2 to the Notes to Consolidated Financial Statements and Note 14 for the discussion of subsequent events.

➢	Allocation of Purchase Price to Acquired Assets and Liabilities in Business Combinations. The cost of an acquired business is assigned to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values at the date of acquisition. We assess fair value, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, using a variety of methods including an income approach such as a present value technique or a cost approach such as the estimation of current selling prices and replacement values. Fair value of the assets acquired and liabilities assumed, including intangible assets, in-process research and development (IPR&D), and contingent payments, are measured based on the assumptions and estimations with regards to the variable factors such as the amount and timing of future cash flows for the asset or liability being measured, appropriate risk-adjusted discount rates, nonperformance risk, or other factors that market participants would consider. Upon acquisition, we determine the estimated economic lives of the acquired intangible assets for amortization purposes, which are based on the underlying expected cash flows of such assets or per the Company policy. Adjustments to inventory are based on the fair market value of inventory and amortized into income based on the period in which the underlying inventory is sold. Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Actual results may vary from projected results.

➢	Accrued merger- and restructuring- related costs. To the extent that exact amounts are not determinable, we have estimated amounts for direct costs of our acquisitions, merger-related expenses and liabilities related to our business combinations and restructurings in accordance with ASC Topic 420, Exit or Disposal Cost Obligations and Emerging Issues Task Force Issue 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3) in conjunction with the merger with Applied Biosystems and other acquisitions consummated prior to January 1, 2009. Our accrued merger and restructuring related costs were $26.5 million at December 31, 2009, the majority of which we expect to pay during 2010. Effective January 1, 2009, in the event the Company incurs the direct and indirect costs related to business combinations and related restructurings, the Company will expense such cost in the periods in which the cost is incurred. Materially different reported results would be likely if any of the estimated costs or expenses were significantly different from actual or if the approach, timing and extent of the restructuring plans adopted by management were different.

➢	Litigation reserves. Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in the Consolidated Balance Sheets. The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the favorable or unfavorable outcome of the particular litigation. Both the amount and range of loss on pending litigation is uncertain. As such, we are unable to make a reasonable estimate of the liability that could result from unfavorable outcomes in litigation. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

➢	Insurance, environmental and divestiture reserves. We maintain self-insurance reserves to cover potential property, casualty and workers’ compensation exposures from current operations and certain former business operations of Applied Biosystems and Dexter Corporation which were acquired in 2008 and 2000, respectively. These reserves are based on loss probabilities and take into account loss history as well as projections based on industry statistics. We also maintain environmental reserves to cover estimated costs for certain environmental exposures assumed in the mergers with Applied Biosystems and Dexter Corporation. The environmental reserves, which are not discounted, are determined by management based upon currently available information. Divestiture reserves are maintained for known claims and warranties assumed in the merger with Dexter Corporation. The product liability and warranty reserves are based on management estimates that consider historical claims. As actual losses and claims become known to us, we may need to make a material change in our estimated reserves, which could also materially impact our results of operations.

Our insurance, environmental and divestiture reserves totaled $11.3 million at December 31, 2009.

➢	Benefit and pension plans. We sponsor and manage several retirement and health plans for employees and former employees, and nonqualified supplemental benefit plans for select domestic employees. A majority of the Company’s current employees do not participate in these plans. Accounting and reporting for the pension plans requires the use of assumptions for discount rates, expected returns on plan assets and rates of compensation increase that are used by our actuaries to determine our liabilities and annual expenses for these plans in addition to the value of the plan assets included in our Consolidated Balance Sheets. During the period ended December 31, 2009, the weighted average discount rates we used to determine the benefit obligation were 6.00%, 5.28%, and 5.60% for domestic, foreign, and postretirement plans, respectively. The weighted average discount rates we used to determine the net periodic pension cost were 5.75%, 5.10%, and 5.90% for domestic, foreign, and postretirement plans, respectively. The weighted average long-term rates of expected return on plan assets were a range of 5.75% to 8.00%, 5.27%, and 8.00% for domestic, foreign, and postretirement plans, respectively. Our actuaries also rely on assumptions, such as mortality rates, in preparing their estimates for us. The liabilities for the pension plans and postretirement plans are generally determined using the unit credit method, which is to expense each participants’ benefit under the plan as they accrue. The discount rate is derived by using the yield curve consists of spot interest rates at 1/2 year increments for each of the next 30 years based on pricing and yield information for high quality corporate bonds to have the present value of the pension or postretirement benefit cash flows discounted by such yield curve matches the pension liabilities as of the measurement date. The rate of expected return on plan assets is an expected weighted average rate of earnings on the funds, which is a blended rate of historical returns and forward looking capital market assumptions over next 20 years adjusted by taking into account the benefits of diversification and rebalancing of the funds. The likelihood of materially different valuations for assets, liabilities or expenses, would depend on interest rates, investment returns, actual non-investment experience or actuarial assumptions that are different from our current expectations.

For 2010, the Company does not expect to have to fund our qualified pension plans as these plans are sufficiently funded such that contributions for 2010 are not required. Our supplemental plans are unfunded, however, we have assets in a rabbi trust which the assets may be used to pay certain non-qualified plan benefits. The postretirement medial benefit plan the Company assumed in conjunction with the acquisition of Dexter is fully funded, and thus, no additional funding is expected for 2010. The Company has other postretirement plans which are unfunded, however, they are substantially funded by insurance policies. During the year ended December 31, 2009, the Company contributed $25.8 million, $10.2 million, and $6.3 million to domestic, foreign, and postretirement plans, respectively. The aggregate current liabilities relate to our domestic, foreign, and postretirement plans were $23.5 million, $1.3 million, and $5.1 million, respectively at December 31, 2009.

Our most significant pension plan is a qualified domestic pension plan, which constituted approximately 82% of our consolidated pension plan assets and approximately 72% of our projected benefit obligations as of December 31, 2009. The accrual of future service benefits for participants in the qualified domestic pension plan were frozen as of June 30, 2004. Effective in July 1, 2005, the expected rate of compensation increase was no longer factored into the determination of our net periodic pension expense as the accrual for future service benefits was frozen.

A one percentage point increase or decrease in the discount rate for our qualified domestic pension plans for the period ended December 31, 2009 would decrease or increase our net periodic pension expense by approximately $0.3 million. Also, a one percentage point increase or decrease in the expected rate of return on our pension assets for the period ended December 31, 2009 would decrease or increase our net periodic pension expense by approximately $0.3 million.

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

➢	Income taxes. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of intercompany arrangements to share revenue and costs. In such arrangements there are uncertainties about the amount and manner of such sharing, which could ultimately result in changes once the arrangements are reviewed by taxing authorities. Although we believe that our approach to determining the amount of such arrangements is reasonable, no assurance can be given that the final resolution of these matters will not be materially different than reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provisions or benefits in the period in which such determination is made.

Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The likelihood of a material change in our expected realization of these assets depends on our ability to generate sufficient future taxable income. Our ability to generate enough taxable income to utilize our deferred tax assets depends on many factors, among which are our ability to deduct tax loss carryforwards against future taxable income, the effectiveness of our tax planning strategies, reversing deferred tax liabilities, changes in the deductibility of interest paid on our convertible subordinated debt and any significant changes in the tax treatment received on our business combinations. We believe that our deferred tax assets, net of our valuation allowance, should be realizable due to our estimate of future profitability in the United States and foreign jurisdictions, as applicable. Subsequent revisions to estimates of future taxable profits and losses and tax planning strategies could change the amount of the deferred tax asset we would be able to realize in the future, and therefore could increase or decrease the valuation allowance.

ASC Topic 740, Income Taxes defines the confidence level that a tax position must meet in order to be recognized in the financial statements. In accordance, we regularly assess uncertain tax positions in each of the tax jurisdictions in which we have operations and account for the related financial statement implications. Unrecognized tax benefits have been reported in accordance with ASC Topic 740, Income Taxes two-step approach under which the tax effect of a position is recognized only if it is “more-likely-than-not” to be sustained and the amount of the tax benefit recognized is equal to the largest tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement of the tax position. Determining the appropriate level of unrecognized tax benefits requires us to exercise judgment regarding the uncertain application of tax law. The amount of unrecognized tax benefits is adjusted when information becomes available or when an event occurs indicating a change is appropriate. Future changes in unrecognized tax benefits requirements could have a material impact on our results of operations.

➢	Segment Information. In connection with the acquisition of AB and the resulting reorganization, the Company has determined in accordance with ASC Topic 280, Segment Reporting to operate as one operating segment. The Company believes our chief operating decision maker (CODM) makes decisions based on the Company as a whole. In addition, the Company shares the common basis of organization, types of products and services which derive revenues, and the economic environments. Accordingly, we believe it is appropriate to operate as one reporting segment. The Company will disclose the revenues for each of its internal divisions to allow the reader of the financial statements the ability to gain transparency into the operations of the Company. We have restated historical divisional revenue information to conform to the current year presentation.

➢	Share-Based Compensation. We grant share-based awards to eligible employees and directors to purchase shares of our common stock. In addition, we have a qualified employee stock purchase plan in which eligible employees from legacy Invitrogen and legacy AB may elect to withhold up to 15% and 10%, respectively, of their compensation to purchase shares of our common stock on a quarterly basis at a discounted price equal to 85% of the lower of the employee’s offering price or the closing price of the stock on the date of purchase. The benefits provided by these plans qualify as share-based compensation under the provisions of ASC Topic 718, Compensation—Stock Compensation, which requires us to recognize compensation expense based on their estimated fair values determined on the date of grant for all share-based awards granted, and the cumulative expense is adjusted by modified or cancelled shares subsequently.

For the year ended December 31, 2009, we recognized $36.8 million and $23.3 million of compensation expense for employee stock options and purchase rights and restricted stock units, respectively. At December 31, 2009, there was $47.2 million and $51.2 million remaining in unrecognized compensation cost related to employee stock options and restricted stock units, respectively, which are expected to be recognized over a weighted average period of 1.8 years and 2.3 years for employee stock options and restricted stock units, respectively.

We estimate the fair value of share-based awards on the date of grant using the Black-Scholes option-pricing method (Black-Scholes method). The determination of fair value of share-based awards using an option-pricing model requires the use of certain estimates and assumptions that affect the reported amount of share-based compensation cost recognized in our Consolidated Statements of Income. These include estimates of the expected term of share-based awards, expected volatility of our stock price, expected dividends and the risk-free interest rate. These estimates and assumptions are highly subjective and may result in materially different amounts should circumstances change and we employ different assumptions in our application of ASC Topic 718, Compensation—Stock Compensation in future periods.

For share-based awards issued during the year ended December 31, 2009, we estimated the expected term by considering various factors including the vesting period of options granted, employees’ historical exercise and post-employment termination behavior and aggregation by homogeneous employee groups. Our estimated volatility was derived using a combination of our historical stock price volatility and the implied volatility of market-traded options of our common stock with terms of up to approximately two years. Our decision to use a combination of historical and implied volatility was based upon the availability of actively traded options of our common stock and our assessment that such a combination was more representative of future expected stock price trends. We have never declared or paid any cash dividends on our common stock and currently do not anticipate paying such cash dividends. We currently anticipate that we will retain all of our future earnings for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, financial covenants, tax laws and other factors as the Board of Directors, in its discretion, deems relevant. The risk-free interest rate is based upon United States Treasury securities with remaining terms similar to the expected term of the share-based awards.

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

Foreign Currency

We translate the financial statements of each foreign subsidiary with a functional currency other than the United States dollar into the United States for consolidation using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. Net gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany receivables and payables of a long-term investment nature are recorded as a separate component of stockholders’ equity. These adjustments will affect net income only upon sale or liquidation of the underlying investment in foreign subsidiaries.

Changes in foreign currency exchange rates can affect our reported results of operations, which are reported in United States dollars. Based on the foreign currency rate in effect at the time of the translation of our foreign operations into United States dollars, reported results could be different from prior periods even if the same amount and mix of our products were sold at the same local prices during the two periods. This will affect our reported results of operations and also makes the comparison of our business performance in two periods more difficult. For example, our revenues for the year ended December 31, 2009, were approximately $3,280.3 million using applicable foreign currency exchange rates for that period. However, applying the foreign currency exchange rates in effect during the year ended December 31, 2008 to our revenues generated by foreign subsidiaries whose functional currency differ from the United States dollars for 2009 when including the results of our hedging program would result in approximately $39.0 million more revenue for that period. These changes in currency exchange rates have affected and will continue to affect, our reported results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities.

Foreign Currency Transactions

We have operations through legal entities in Europe, Asia-Pacific and the Americas. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. As of December 31, 2009, the Company had $409.2 million of accounts receivable and $41.0 million of accounts payable, respectively, denominated in a foreign currency. The Company has accounts receivables and payables denominated in both the functional currency of the legal entity as well as receivables and payables denominated in a foreign currency that differs from the functional currency of the legal entity. For receivables and payables denominated in the legal entity’s functional currency, the Company does not have financial statement risk, and therefore does not hedge such transactions. For those receivables and payables denominated in a currency that differs from the functional currency of the legal entity, the Company hedges such transactions to prevent financial statement risk. As a result, a hypothetical movement in foreign currency rates would not be expected to have a material financial statement impact on the settlement of these outstanding receivables and payables.

Both realized and unrealized gains or losses on the value of these receivables and payables were included in other income and expense in the Consolidated Statements of Operations. Net currency exchange gains and (losses) recognized on business transactions, net of hedging transactions, were $(9.0) million, $8.3 million and $0.5 million for the years ended December 31, 2009, 2008 and 2007, respectively, and are included in other income and expense in the Consolidated Statements of Operations. These gains and losses arise from the timing of cash collections compared to the hedged transactions, which can vary based on timing of actual customer payments.

The Company’s intercompany foreign currency receivables and payables are primarily concentrated in the euro, British pound sterling, Canadian dollar and Japanese yen. Historically, we have used foreign currency forward contracts to mitigate foreign currency risk on these intercompany foreign currency receivables and payables. At December 31, 2009 and 2008, the Company had a notional principal amount of $1,497.9 million and $740.5 million, respectively, in foreign currency forward contracts outstanding to hedge currency risk on specific intercompany and the third-party receivables and payables denominated in a currency that differs from the legal entity’s functional currency. These foreign currency forward contracts as of December 31, 2009, which settle in January 2010 through May 2010, effectively fix the exchange rate at which these specific receivables and payables will be settled, so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying receivables and payables. The Company does not have any material un-hedged foreign currency intercompany receivables or payables at December 31, 2009 and 2008. Refer to Note 1 “Financial Instruments” in the notes to the Consolidated Financial Statements for more information on the Company’s hedging programs.

The notional principal amounts provide one measure of the transaction volume outstanding as of period end, but do not represent the amount of our exposure to market loss. In many cases, outstanding principal amounts offset assets and liabilities and the Company’s exposure is less than the notional amount. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

Cash Flow Hedges

The ultimate United States dollar value of future foreign currency sales generated by our reporting units is subject to fluctuations in foreign currency exchange rates. The Company’s intent is to limit this exposure from changes in currency exchange rates through hedging. When the dollar strengthens significantly against the foreign currencies, the decline in the United States dollar value of future foreign currency revenue is offset by gains in the value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the opposite occurs. The Company uses foreign currency forward contracts to mitigate foreign currency risk on forecasted foreign currency sales which are expected to be settled within next twelve months. The change in fair value prior to their maturity was accounted for as cash flow hedges, and recorded in other comprehensive income, net of tax, in the Consolidated Balance Sheets according to ASC Topic 815, Derivatives and Hedging. To the extent any portion of the forward contracts is determined to not be an effective hedge, the increase or decrease in value prior to the maturity was recorded in other income or expense in the Consolidated Statements of Operations.

During the year ended December 31, 2009, the Company recognized immaterial net losses related to the ineffective portion of its hedging instruments in other expense in the Consolidated Statements of Operations. No hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring. The Company continually monitors the probability of forecasted transactions as part of the hedge effectiveness testing. At December 31, 2009, the Company had a notional principal amount of $689.1 million in foreign currency forward contracts outstanding to hedge foreign currency revenue risk under ASC Topic 815, Derivatives and Hedging, and the fair value of foreign currency forward contracts is reported in other current assets or other current liabilities in the Consolidated Balance Sheet as appropriate. The Company reclasses deferred gains or losses reported in accumulated other comprehensive income into revenue when the underlying foreign currency sales occur and are recognized in consolidated earnings. The Company uses inventory turnover ratio for each international operating unit to align the timing of a hedged item and a hedging instrument to impact the Consolidated Statements of Operations during the same reporting period. At December 31, 2009, the Company expects to reclass $7.5 million of net losses on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months. At December 31, 2009, a hypothetical 10% change in foreign currency rates against the United States dollar would result in a decrease or an increase of $57.0 million in the fair value of foreign currency derivatives accounted for under cash flow hedges. Actual gains or losses could differ materially from this analysis based on changes in the timing and amount of currency rate movements.

Commodity Prices

Our exposure to commodity price changes relates to certain manufacturing operations that utilize certain commodities as raw materials. We manage our exposure to changes in those prices primarily through our procurement and sales practices.

Interest Rates

Our investment portfolio is maintained in accordance with our investment policy which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The fair value of our cash equivalents, marketable securities, and derivatives is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness or our own credit risk. The Company uses credit default swap spread to derive risk-adjusted discount rate to measure the fair value of some of our financial instruments. At December 31, 2009, we had $1,028.2 million in cash, cash equivalents, restricted cash, short-term investments and long-term investments, all of which approximated the fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of $648.1 million of our cash, cash equivalents, restricted cash, and short-term investments at December 31, 2009, as these consisted of highly liquid securities with short-term maturities. The Company accounts for $337.4 million of its long term investment in the joint venture under the equity method and $8.0 million of its long term investments in non-publicly traded companies under the cost method, thus, changes in market interest rates would not be expected to have an impact on these investments. Gain or losses from the changes in market interest rates in our other long term investment of $34.8 million would not be material. See Note 1 in our Consolidated Financial Statements.

As of December 31, 2009, the Company’s debt portfolio was comprised of a combination of fixed and variable rate borrowings. At issue date of November 2008, all of term loan A and term loan B was subject to variable interest rates. In January 2009, as required by the Credit Agreement and to mitigate interest rate risk and resulting cash flow variability, the Company entered into interest rate swap agreements that effectively converted its variable rate interest payments to fixed rate interest payments for $1,000.0 million of the term loan A principal The interest rate swap agreements are expected to settle in two parts, $300.0 million maturing in January 2012 and $700.0 million maturing in January 2013. Without the swap agreements, a hypothetical increase in the underlying borrowing rate (LIBOR or base rate) of 100 basis points would have changed interest payments on term loan A by 13.3 million and on term loan B by $6.4 million, based on each loan’s principal balance at December 31, 2009, respectively. However, as a result of these swap agreements, the Company reduced the amount of term loan A principal subject to interest rate risk to only $330.0 million. With the swap agreements in place, an increase in the underlying borrowing rate of 100 basis points would increase interest payments on term loan A by $3.3 million. The changes in fair value prior to their maturity of each interest rate swap agreement are accounted for as cash flow hedges, and recorded in other comprehensive income, net of tax, in the Consolidated Balance Sheets according to ASC Topic 815, Derivatives and Hedging. To the extent any portion of the swap agreements is determined to not be an effective hedge, the increase or decrease in value prior to the maturity was recorded in other income or expense in the Consolidated Statements of Operations. During the year ended December 31, 2009, there was no recognized gain or loss related to the ineffective portion of its hedging instruments in other income or expense in the Consolidated Statements of Operations. No hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring. The Company continuously monitors the probability of forecasted and outstanding transactions as part of the hedge effectiveness testing.

Fair Value Measurements

ASC Topic 820, Fair Value Measurements and Disclosures requires certain financial and non-financial assets and liabilities measured at fair value using a three tiered approach. The assets and liabilities which used level 3 or significant unobservable inputs to measure the fair value represent an insignificant portion of total Company’s financial positions at December 31, 2009. $19.1 million was transferred out of level 3 for the year ended December 31, 2009, of which $5.4 million was due to the impairment of our holdings in the Reserve Primary Money Market Fund (Fund), $12.9 million was due to aggregate distributions of the Fund, and $0.8 million was the settlements on auction rate securities with UBS. The Company already received all expected distribution from the Fund and a cash loan for the value of the auction rate securities from UBS and therefore does not believe there is any credit risk on these investments. For further discussion on the Company’s fair value measurements and valuation methodologies, refer to Note 1 of the Notes to Consolidated Financial Statements.

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

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the
Board of Directors of Life Technologies Corporation

We have audited the accompanying consolidated balance sheets of Life Technologies Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(c). These financial statements and the financial statement schedule are the responsibility of Life Technologies Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Life Technologies Corporation at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 5 to the consolidated financial statements, the Company adopted FASB Accounting Standards Codification Topic 470-20, Debt with Conversion and Other Options, effective as of January 1, 2009 and retroactively adjusted all periods presented in the consolidated financial statements for this change.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Life Technologies Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Diego, California
February 26, 2010

LIFE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$596,587	$335,930
Short-term investments	10,766	—
Restricted cash and investments	40,721	112,387
Trade accounts receivable, net of allowance for doubtful accounts of $10,809 and $14,649, respectively	591,058	580,907
Inventories, net	353,222	420,029
Deferred income tax assets	19,822	25,563
Prepaid expenses and other current assets	183,988	137,355

Total current assets	1,796,164	1,612,171

Long-term investments(includes $34,800 and $35,600 measured at fair value, respectively)	380,167	490,853
Property and equipment, net	829,032	748,056
Goodwill	3,783,806	3,574,779
Intangible assets, net	2,071,607	2,291,767
Deferred income tax assets	106,562	—
Other assets	148,402	181,133

Total assets	$9,115,740	$8,898,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$481,701	$80,000
Accounts payable	237,250	204,279
Restructuring accrual	26,548	69,099
Deferred compensation and related benefits	244,625	231,851
Deferred revenues and reserves	129,035	81,166
Accrued expenses and other current liabilities	203,139	235,418
Accrued income taxes	63,425	105,429

Total current liabilities	1,385,723	1,007,242

Long-term debt	2,620,089	3,396,420
Pension liabilities	155,934	201,833
Deferred income tax liabilities	693,256	674,215
Income taxes payable	118,084	65,128
Other long-term obligations, deferred credits and reserves	115,986	97,383

Total liabilities	5,089,072	5,442,221

Stockholders’ equity:
Preferred stock; $0.01 par value, 6,405,884 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value, 400,000,000 shares authorized; 196,297,725 and 189,629,084 shares issued, respectively	1,963	1,896
Additional paid-in-capital	4,784,786	4,508,259
Accumulated other comprehensive income (loss)	51,968	(98,807)
Retained earnings	154,204	9,610
Less cost of treasury stock; 16,214,572 shares and 16,158,839 shares, respectively	(966,253)	(964,420)

Total stockholders’ equity	4,026,668	3,456,538

Total liabilities and stockholders’ equity	$9,115,740	$8,898,759

See accompanying notes for additional information.

LIFE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Years Ended December 31,
	2009	2008	2007

Revenues	$3,280,344	$1,620,323	$1,281,747
Cost of revenues	1,173,057	592,696	467,139
Purchased intangibles amortization	282,562	86,875	98,721

Gross profit	1,824,725	940,752	715,887

Operating expenses:
Selling, general and administrative	987,116	499,312	416,099
Research and development	337,099	142,505	115,833
Purchased in-process research and development	1,692	93,287	—
Business consolidation costs	112,943	38,647	5,635

Total operating expenses	1,438,850	773,751	537,567

Operating income	385,875	167,001	178,320

Other income (expense):
Interest income	4,698	24,595	27,961
Interest expense	(192,911)	(85,061)	(67,417)
Loss on early extinguishment of debt	(12,478)	—	—
Other income, net	9,362	5,704	332

Total other expense, net	(191,329)	(54,762)	(39,124)

Income before provision for income taxes	194,546	112,239	139,196
Income tax provision	(49,952)	(107,883)	(32,958)

Net income from continuing operations	144,594	4,356	106,238
Net income from discontinued operations (net)	—	1,358	12,911

Net income	$144,594	$5,714	$119,149

Basic earnings per common share:
Net income from continuing operations	$0.82	$0.05	$1.13
Net income from discontinued operations	$—	$0.01	$0.14

Net income	$0.82	$0.06	$1.27

Diluted earnings per common share:
Net income from continuing operations	$0.80	$0.04	$1.10
Net income from discontinued operations	$—	$0.01	$0.13

Net income	$0.80	$0.05	$1.23

Weighted average shares used in per share calculations:
Basic	175,872	99,229	93,372
Diluted	181,415	103,685	97,148

See accompanying notes for additional information.

LIFE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

				Accumulated	Retained		Treasury Stock
			Additional	Other	Earnings			Total
	Common Stock		Paid-in-	Comprehensive	(Accumulated			Stockholders’	Comprehensive
	Shares	Amount	Capital	Income (Loss)	Deficit)	Shares	Amount	Equity	Income (Loss)

Balance at December 31, 2006	101,793	$1,018	$2,384,874	$34,993	$(113,727)	(11,111)	$(571,012)	$1,736,146	$(161,939)

Cumulative effect of accounting changes(1)					(1,526)			(1,526)
Common stock issuances under employee stock plans	5,148	51	133,646	—	—	—	—	133,697
Tax benefit of employee stock plans	—	—	20,224	—	—			20,224
Purchase of treasury shares	—	—		—	—	(3,737)	(284,993)	(284,993)
Issuance of restricted shares, net of repurchases for minimum tax liability	98	1	2,665	—	—	(58)	(3,231)	(565)
Amortization of stock-based compensation	—	—	47,532	—	—	—	—	47,532
Pension liability, net of deferred taxes	—	—	—	6,312	—	—	—	6,312	6,312
Amortization of cash flow hedging instruments, net of deferred taxes	—	—	—	(314)	—	—	—	(314)	(314)
Unrealized gain on investments, net of deferred taxes	—	—	—	756	—	—	—	756	756
Translation adjustment	—	—	—	70,707	—	—	—	70,707	70,707
Net income	—	—	—	—	119,149	—	—	119,149	119,149

Balance at December 31, 2007	107,039	$1,070	$2,588,941	$112,454	$3,896	(14,906)	$(859,236)	$1,847,125	$196,610
Common stock issuances for business combination	80,835	808	1,821,545	—	—	—	—	1,822,353
Common stock issuances under employee stock plans	1,554	16	46,161	—	—	—	—	46,177
Tax benefit of employee stock plans	—	—	3,851	—	—	—	—	3,851
Purchase of treasury shares	—	—	—	—	—	(1,198)	(100,242)	(100,242)
Issuance of restricted shares, net of repurchases for minimum tax liability	201	2	771	—	—	(55)	(4,942)	(4,169)
Amortization of stock-based compensation	—	—	46,990	—	—	—	—	46,990
Pension liability, net of deferred taxes	—	—	—	(39,545)	—	—	—	(39,545)	(39,545)
Unrealized loss on investments, net of deferred taxes	—	—	—	(11,434)	—	—	—	(11,434)	(11,434)
Translation adjustment	—	—	—	(160,282)	—	—	—	(160,282)	(160,282)
Net income	—	—	—	—	5,714	—	—	5,714	5,714

Balance at December 31, 2008	189,629	$1,896	$4,508,259	$(98,807)	$9,610	(16,159)	$(964,420)	$3,456,538	$(205,547)

Common stock issuances for business combination	760	8	38,930	—	—	—	—	38,938
Common stock issuances under employee stock plans	5,771	58	172,090	—	—	(7)	(240)	171,908
Tax benefit of employee stock plans	—	—	5,406	—	—	—	—	5,406
Purchase of treasury shares	—	—	—	—	—	—	—	—
Issuance of restricted shares, net of repurchases for minimum tax liability	137	1	(1)	—	—	(48)	(1,593)	(1,593)
Amortization of stock-based compensation	—	—	60,102	—	—	—	—	60,102
Pension liability, net of deferred taxes	—	—	—	30,090	—	—	—	30,090	30,090
Unrealized gain on cash flow hedges, net of deferred taxes	—	—	—	3,006	—	—	—	3,006	3,006
Translation adjustment	—	—	—	117,679	—	—	—	117,679	117,679
Net income	—	—	—	—	144,594	—	—	144,594	144,594

Balance at December 31, 2009	196,297	$1,963	$4,784,786	$51,968	$154,204	(16,214)	$(966,253)	$4,026,668	$295,369

(1)	The aggregate adoption impact of the requirement relates to uncertain tax positions prescribed by ASC Topic 740, Income Taxes reflected for the year ended December 31, 2007.

See accompanying notes for additional information.

LIFE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$144,594	$5,714	$119,149
Adjustments to reconcile net income to net cash provided by operating activities, including effects of businesses acquired and divested:
Depreciation	115,691	45,677	37,357
Amortization of intangible assets	295,954	86,875	98,721
Amortization of premiums on investments, net of accretion of discounts	—	—	36
Amortization of deferred debt issuance costs	31,847	5,633	3,250
Amortization of inventory fair market value adjustments	62,747	33,957	471
Amortization of deferred revenue fair market value adjustment	34,791	7,136	—
Share-based compensation	60,102	46,990	47,532
Incremental tax benefits from stock options exercised	(14,058)	(18,538)	(5,401)
Deferred income taxes	18,252	36,177	(14,798)
Loss on disposal of assets	7,920	1,187	—
In-process research and development	1,692	93,287	—
Adoption of FSP APB 14-1 debt discount cost amortization	42,866	40,159	37,637
Other non-cash adjustments	(102)	2,405	(850)
Changes in operating assets and liabilities:
Trade accounts receivable	(10,448)	(112,294)	(3,078)
Inventories	11,808	11,076	(20,290)
Prepaid expenses and other current assets	(3,576)	1,676	(7,920)
Other assets	(6,108)	1,624	(3,495)
Accounts payable	6,525	(22,192)	10,974
Accrued expenses and other current liabilities	36,725	109,169	9,699
Income taxes	(122,751)	(9,936)	14,570

Net cash provided by operating activities	714,471	365,782	323,564

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	—	(3,513)	(60,703)
Maturities of available-for-sale securities	—	54,692	8,878
Purchase of investments	(11,363)	—	—
Net cash paid for business combinations	(55,036)	(2,827,802)	(31,288)
Net cash paid for asset purchases	(31,251)	(31,200)	—
Net cash received for divestiture	15,239	—	209,901
Purchases of property and equipment	(180,631)	(81,886)	(78,333)
Proceeds from sale of property and equipment	5,044	—	—

Net cash provided by (used in) investing activities	(257,998)	(2,889,709)	48,455

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from lines of credit	—	—	547
Proceeds from long-term obligations	—	2,435,600	—
Principal payments on long-term obligations	(425,000)	(3,117)	(2,595)
Issuance cost payments on long-term obligations	—	(92,260)	—
Incremental tax benefits from stock options exercised	14,058	18,538	5,401
Proceeds from sale of common stock	171,238	47,825	138,395
Capital lease payments	(805)	—	—
Purchase of treasury stock	(1,832)	(105,184)	(284,993)

Net cash provided by (used in) financing activities	(242,341)	2,301,402	(143,245)
Effect of exchange rate changes on cash	46,525	(47,690)	10,478

Net increase (decrease) in cash and cash equivalents	260,657	(270,215)	239,252
Cash and cash equivalents, beginning of period	335,930	606,145	366,893

Cash and cash equivalents, end of period	$596,587	$335,930	$606,145

See accompanying notes for additional information.

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009, 2008 AND 2007

1.	BUSINESS ACTIVITY, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND SIGNIFICANT ACCOUNTS

Business Activity

Life Technologies Corporation is a global biotechnology tools company dedicated to helping our customers make scientific discoveries and ultimately improve the quality of life. Our systems, reagents, and services enable researchers to accelerate scientific exploration, driving to discoveries and developments that better the quality of life. We deliver a broad range of products and services, including systems, instruments, reagents, and custom services.

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

We have reclassified the consolidated financial statements for all periods presented to reflect BioReliance and BioSource Europe, S.A. as discontinued operations as these businesses meet the criteria as a component of an entity under The Financial Accounting Standards Board (FASB) Accounting Standards Codification, or ASC, Topic 205-20, Discontinued Operations. Accordingly, any operating results of these businesses are presented in the Company’s Consolidated Statements of Operations as discontinued operations, net of income tax, and all prior periods have been reclassified. The components of discontinued operations for the periods presented are as follows:

	Year ended December 31,
(in thousands)	2009	2008	2007

Net revenues	$—	$—	$29,962
Cost of revenues	—	—	22,357

Gross profit	—	—	7,605
Operating expenses	—	—	(6,309)
Impairment of goodwill	—	—	—
Non-operating income	—	857	6,547

Net income from discontinued operations before income taxes	—	857	7,843
Income tax benefit	—	501	5,068

Net income from discontinued operations	$—	$1,358	$12,911

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Concentrations of Risks

Approximately $655.8 million, $367.4 million and $343.3 million, or 21%, 23% and 28% of the Company’s revenues during the years ended December 31, 2009, 2008 and 2007, respectively, were derived from university and research institutions which management believes are, to some degree, directly or indirectly supported by the United States Government. If there were to be a significant change in current research funding, particularly with respect to the National Institute of Health, it could have a material adverse impact on the Company’s future revenues and results of operations.

Segment Information

In connection with the acquisition of Applied Biosystems, Inc. (AB) and resulting reorganization, the Company has determined it operates as one operating segment in accordance with ASC Topic 280, Segment Reporting. The Company believes our chief operating decision maker (CODM) makes decisions based on the Company as a whole. In addition, the divisions within the Company share similar customers and types of products and services which derive revenues and have consistent product margins. Accordingly, the Company operates as one reporting segment. The Company disclosed the revenues for each of its internal divisions to allow the reader of the financial statements the ability to gain transparency into the operations of the Company in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We have restated historical divisional revenue information to conform to the current year presentation.

Revenue Recognition

We derive our revenue from the sale of our products, services and technology. We recognize revenue from product sales upon transfer of title of the product or performance of services. Transfer of title generally occurs upon shipment to the customer. We generally ship to our customers FOB shipping point. Concurrently, we record provisions for warranty, returns, and installation based on historical experience and anticipated product performance. Revenue is not recognized at the time of shipment of products in situations where risks and rewards of ownership are transferred to the customer at a point other than shipment due to the shipping terms, the existence of an acceptance clause, the achievement of milestones, or some return or cancellation privileges. Revenue is recognized once customer acceptance occurs or the acceptance provisions lapse. Service revenue is recognized over the period services are performed. In cases where customers order and pay for products and request that we store a portion of their order for them at our cost, we record any material up-front payments as deferred revenue in current liabilities in the Consolidated Balance Sheets and recognize revenue upon shipment of the product to the customer. Deferred revenue, which includes customer prepayments and unearned service revenue, totaled $178.3 million and $118.2 million at December 31, 2009 and 2008, respectively.

We also enter into arrangements whereby revenues are derived from multiple deliverables. In these arrangements, we record revenue in accordance with ASC Topic 605, Revenue Recognition. Specifically, we record revenue as the separate elements are delivered to the customer if the delivered item is determined to represent a separate earnings process, there is objective and reliable evidence of the fair value of the undelivered item, and delivery or performance of the undelivered item is probable and substantially in our control. For instruments where installation is determined to be a separate earnings process, the portion of the sales price allocable to the fair value of the installation is deferred and recognized when installation is complete. We determine the fair value of the installation

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

process based on technician labor billing rates, the expected number of hours to install the instrument based on historical experience, and amounts charged by third-parties. We continually monitor the level of effort required for the installation of our instruments to ensure that appropriate fair values have been determined. Revenues from multiple-element arrangements involving license fees, up-front payments and milestone payments, which are received and/or billable in connection with other rights and services that represent our continuing obligations, are deferred until all of the multiple elements have been delivered or until objective and verifiable evidence of the fair value of the undelivered elements has been established. We determine the fair value of each element in multiple-element arrangements based on the prices charged when the similar elements are sold separately to third-parties. If objective and verifiable evidence of fair value of all undelivered elements exists but objective and verifiable evidence of fair value does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the revenues from delivered elements are not recognized until the fair value of the undelivered element or elements has been determined. Contract interpretation is normally required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and if so, how the price should be allocated among the deliverable elements, when to begin to recognize revenue for each element, and the period over which revenue should be recognized.

We recognize royalty revenue (including upfront licensing fees) when the amounts are earned and determinable during the applicable period based on historical activity, and make revisions for actual royalties received in the following quarter. For those arrangements where royalties cannot be reasonably estimated, we recognize revenue on the receipt of cash or royalty statements from our licensees. Since we are not able to forecast product sales by licensees, royalty payments that are based on product sales by the licensees are not determinable until the licensee has completed their computation of the royalties due and/or remitted their cash payment to us. In addition, we recognize up-front nonrefundable license fees when due under contractual agreement, unless we have specific continuing performance obligations requiring deferral of all or a portion of these fees. If it cannot be concluded that a licensee fee is fixed or determinable at the outset of an arrangement, revenue is recognized as payments from third-parties become due. Royalty revenue totaled $122.4 million, $51.0 million and $39.9 million for 2009, 2008 and 2007, respectively.

Revenue recorded under proportional performance for projects in process is designed to approximate the amount of revenue earned based on percentage of efforts completed within the scope of the contractual arrangement. We undertake a review of these arrangements to determine the percentage of the work that has completed and the appropriate amount of revenue to recognize.

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

The carrying amounts of financial instruments such as cash equivalents, foreign cash accounts, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, and other current liabilities approximate the related fair values due to the short-term maturities of these instruments.

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value and carrying amounts of the Company’s long term debt obligations at December 31, 2009 and 2008 were as follows:

	Fair Value		Carrying Amounts
	December 31,	December 31,	December 31,	December 31,
(in thousands)	2009	2008	2009	2008

3 1/4% Convertible Senior Notes (principal due 2025)	$400,750	$308,000	$336,481	$328,114
1 1/2% Convertible Senior Notes (principal due 2024)	472,500	342,000	409,858	391,924
2% Convertible Senior Notes (principal due 2023)	535,081	332,128	339,595	322,774
Term Loan A (principal due 2013)	1,313,375	1,260,000	1,330,000	1,400,000
Term Loan B (principal due 2015)	645,713	927,675	642,500	997,500
Secured Loan (principal due 2010)	34,800	35,600	34,800	35,600

For details on the carrying amounts of the long-term debt obligations, refer to Note 5 “Long-Term Debt”.

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

Investments consisted of the following:

	December 31,	December 31,
(in thousands)	2009	2008

Short-term
Bank deposits	$10,766	$—

Total short-term investments	10,766	—
Long-term
Auction rate securities	30,827	29,407
Put option	3,973	6,193
Equity securities	345,367	455,253

Total long-term investments	380,167	490,853

Total investments	$390,933	$490,853

The Company evaluates its investments in equity and debt securities that are accounted for using the equity method or cost method or that are classified as available-for-sale or held-to-maturity to determine whether an other-than-temporary impairment or a credit loss exists at period end for such investments. At December 31, 2009, the aggregate carrying amounts of cost method investments in non-publicly traded companies, which approximated the fair value of the investments, was $8.0 million. The assessment of fair value is based on valuation methodologies using level 3 unobservable inputs, which include discounted cash flows, estimates of sales proceeds and appraisals, as appropriate. The investment in equity securities of $337.4 million consisted of the Company’s joint venture investment which is accounted for using the equity method and the Company believes this approximates the fair value of the investment Refer to Note 2—Business Combinations in the footnotes to the Consolidated Financial Statements for more information on the Company’s joint venture investment. The cost of securities sold is based on the specific identification method.

During the year ended December 31, 2009, there were no unrealized gains or losses recorded in accumulated other comprehensive income and there were no gains or losses reclassified out of accumulated other comprehensive

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income to earnings as a result of the sales of available-for-sale securities. In addition, the Company did not recognize any net gains or losses related to the trading securities for the year ended December 31, 2009.

ASC Topic 820, Fair Value Measurements and Disclosures requires the Company to establish a framework for measuring fair value and expand disclosures about fair value measurements. The Company adopted this requirement for financial assets and liabilities measured at fair value on a recurring basis in the year beginning January 1, 2008, and non-financial assets and liabilities measured at fair value on a nonrecurring basis in the year beginning January 1, 2009. The framework requires for the valuation of assets and liabilities subject to fair value measurements using a three-tiered approach and fair value measurement be classified and disclosed in one of the following three categories:

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table represents the financial instruments measured at fair value on a recurring basis on the financial statements of the Company subject to ASC Topic 820 and the valuation approach applied to each class of the financial instruments:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
	Balance at	Active Markets	Significant Other	Significant
(in thousands)	December 31,	for Identical Assets	Observable Inputs	Unobservable Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Bank time deposits	$10,766	$10,766	$—	$—
Money market funds	101,310	101,310	—	—
Deferred compensation plan assets	23,203	23,203	—	—
Assets-derivative forward exchange contracts	19,803	—	19,803	—
Auction rate securities	30,827	—	—	30,827
Put option	3,973	—	—	3,973

Total assets	$189,882	$135,279	$19,803	$34,800

Liabilities-derivative forward exchange contracts	21,138	—	21,138	—
Liabilities-derivative swap contracts	5,120	—	5,120	—

Total liabilities	$26,258	$—	$26,258	$—

At December 31, 2009, the carrying value of the financial instruments measured and classified within Level 1 was based on quoted prices and marked to market.

Exchange traded derivatives are valued using quoted market prices and classified within Level 1 of the fair value hierarchy. Level 2 derivatives include foreign currency forward contracts for which fair value is determined by using observable market spot rates and forward points adjusted by risk-adjusted discount rates. Level 2 derivatives also include interest rate swap agreements for which fair value is determined by using quoted active market prices adjusted by risk-adjusted discount rates. The risk-adjusted discount rate is derived by United States

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

dollar zero coupon yield bonds for the corresponding duration of the maturity of derivatives, then adjusted with a counter party default risk for the value of our derivative assets or our credit risk for the value of our derivative liabilities. Credit risk is derived by observable credit default swaps (CDS) spreads. Because CDS spreads information is not available for our Company, our credit risk is determined by analyzing CDS spreads of similar size public entities in the same industry with similar credit ratings. The value of our derivatives discounted by risk-adjusted discount rates represents the present value of amounts estimated to be received for the assets or paid to transfer the liabilities at the measurement date from a marketplace participant in settlement of these instruments.

The Company held unsecured commercial paper within the Reserve Primary Money Market Fund (Fund) which has been in orderly liquidation subject to the supervision of the SEC. The most recent net asset values (NAV) communicated by the Fund were $0.97 per share in February 2009, however, under the terms of the Plan of Liquidation adopted by the Fund, distributions are to be made up to the amount of a special reserve to cover the cost and possible liabilities associated with the liquidation. Consequently Fund distributions are currently being made at $0.92 per share. During the year ended December 31, 2009, the Company recognized an other-than-temporary impairment of $5.4 million against the purchase price of AB. The Company received its entire expected distribution based on NAV of $0.92 per share on its investment as of December 31, 2009. The investment in the Fund was valued using Level 3 unobservable inputs throughout the year until the completion of the distribution, which consisted of recommended fair values provided by our broker combined with internal analysis of interest rate spreads and credit quality.

As of December 31, 2009, the Company holds $34.8 million in auction rate securities with UBS Investment Bank. Auction rate securities are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7 to 35 days. The underlying assets of the auction rate securities we hold, including the securities for which auctions have failed, are student loans which are largely guaranteed by the United States government under the Federal Education Loan Program. Beginning in February 2008, auctions failed for the Company’s holdings because sell orders exceeded buy orders. As a result of the failed auctions, the Company is holding illiquid securities because the funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. In August 2008, UBS announced that it agreed to a settlement in principle with the Securities and Exchange Commission (SEC) and other state regulatory agencies represented by North American Securities Administrators Association to restore liquidity to all remaining clients who hold auction rate securities. UBS committed to repurchase auction rate securities from their private clients at par beginning January 1, 2009. During the year ended December 31, 2009, UBS repurchased $0.8 million of auction rate securities at par from the Company. The Company intends to settle the remaining balance of $34.8 million by July 2012. Until UBS fully redeems the Company’s auction rate securities, UBS has loaned the Company the par value of $34.8 million without recourse and with accrued interest charges at the same rate as the yields earned on the underlying securities (which serve as collateral for the loan). Because the Company has a right to sell its auction rate securities to UBS, this right is considered to be a put option, however, this put option does not meet the definition of derivative under ASC Topic 815, Derivatives and Hedging, as auction rate securities are not readily convertible to cash. Thus, this put option will not be subsequently adjusted to fair value each reporting period. To create accounting symmetry for the fair value movement between auction rate securities and the put option, the Company elected the fair value option for the put option in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, upon the execution of the loan agreement with UBS on the election date in November 2008. At the same time, the Company elected a transfer of auction rate securities from available-for-sale securities to trading securities in accordance with ASC Topic 320, Investments—Debt and Equity Securities, due to the nature of the current market conditions and the Company’s intended holding period.

The Company anticipates that any future changes in the fair value of the put option will be offset by the changes in the underlying fair value of the related auction rate securities with no material net impact to the Consolidated Statements of Operations. The Company has already been provided a loan for the par value of the auction rate securities by UBS. The put option will continue to be measured at fair value utilizing Level 3 inputs

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

until the earlier of its maturity or exercise. During the year ended December 31, 2009, the Company did not recognize a net gain or loss related to the auction rate securities and the related put option. The fair market value of auction rate securities and the put option at December 31, 2009 and December 31, 2008 are reflected in long term investments in the Consolidated Balance Sheets.

For those financial instruments with significant Level 3 inputs measured on a recurring basis, the following table summarizes the activity for the year ended December 31, 2009 by investment type:

	Fair Value Measurements Using
	Significant
	Unobservable Inputs (Level 3)
	Auction		Money
	Rate		Market
(in thousands) (unaudited)	Securities	Put Option	Funds	Total

Beginning balance at January 1, 2009	$29,407	$6,193	$18,260	$53,860
Transfers into Level 3	—	—	—	—
Total realized/unrealized gains (losses)
Included in earnings	2,220	(2,220)	—	—
Revalued as part of Applied Biosystems merger	—	—	(5,358)	(5,358)
Purchases, issuances and settlements	(800)	—	(12,902)	(13,702)

Ending balance at December 31, 2009	$30,827	$3,973	$—	$34,800

Total amount of unrealized losses for the period included in other comprehensive loss attributable to the change in fair market value of related assets still held at the reporting date	$—	$—	$—	$—

All realized and unrealized gains or losses related to financial instruments whose fair value is determined based on Level 3 inputs are included in other income, except that the other-than-temporary impairment of $5.4 million was written off against the purchase price of AB.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The non-financial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. There were no material non-financial assets and liabilities deemed to be other-than-temporarily impaired and measured at fair value on a nonrecurring basis for the year ended December 31, 2009.

Foreign Currency and Derivative Financial Instruments

The Company translates the financial statements of its foreign subsidiaries using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. Net gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany receivables and payables of a long-term investment nature are recorded as a separate component of stockholders’ equity. These adjustments will affect net income only upon sale or liquidation of the underlying investment in a foreign subsidiary. The cumulative translation adjustments included in accumulated other comprehensive income (loss) reported as a separate component of stockholders’ equity were a net cumulative gain (loss) of $86.7 million and $(30.1) million at December 31, 2009 and 2008, respectively.

Some of the Company’s reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in currency exchange rates from the point in which the transactions are originated until the settlement in cash. Both realized and unrealized gains or losses in the value of these receivables and payables are included in the determination of net income. Net currency exchange gains (losses) recognized on business transactions, net of

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

hedging transactions, were $(9.0) million, $8.3 million and $0.5 million for the years ended December 31, 2009. 2008 and 2007, respectively, and are included in other income in the Consolidated Statements of Operations.

We use derivative financial instruments (primarily, foreign currency forward contracts) to mitigate the risk of changes in the value of receivables and payables denominated in a currency other than the entity’s functional currency. Realized and unrealized gains or losses on these financial instruments entered into to hedge the exchange rate exposure on receivables and payables are also included in the determination of net income as they have not been designated for hedge accounting under ASC Topic 815, Derivatives and Hedging. These contracts, which settle in January 2010 through May 2010, effectively fix the exchange rate at which these specific receivables and payables will be settled in, so that gains or losses on the forward contracts offset the gains or losses from changes in the value of the underlying receivables and payables. At December 31, 2009, the Company had a notional principal amount of $1,497.9 million in foreign currency forward contracts outstanding to hedge currency risk relative to our foreign currency receivables and payables.

The Company’s international operating units conduct business in, and have a functional currency that differs from the parent entity, and therefore, the ultimate conversion of these sales to cash in United States dollars is subject to fluctuations in foreign currency The Company’s intent is to limit this exposure from changes in currency exchange rates through hedging. When the dollar strengthens significantly against foreign currencies, the decline in the US dollar value of future foreign currency revenue is offset by gains in the value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the opposite occurs. The Company’s currency exposures vary, but are primarily concentrated in the euro, British pound sterling, Japanese yen and Canadian dollar. The Company uses foreign currency forward contracts to mitigate foreign currency risk on forecasted foreign currency sales which are expected to be settled within twelve months. The change in fair value prior to their maturity is accounted for as cash flow hedges, and recorded in other comprehensive income, net of tax, in the Consolidated Balance Sheets according to ASC Topic 815, Derivatives and Hedging. To the extent any portion of the forward contracts is determined to not be an effective hedge, the increase or decrease in value prior to the maturity was recorded in other income or expense in the Consolidated Statements of Operations.

At December 31, 2009, the Company had a notional principal amount of $689.1 million in foreign currency forward contracts outstanding to hedge foreign currency revenue risk under ASC Topic 815, Derivatives and Hedging. During the year ended December 31, 2009, the Company did not have any material losses or gains related to the ineffective portion of its hedging instruments in other expense in the Consolidated Statements of Operations. No hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring. The Company continuously monitors the probability of forecasted transactions as part of the hedge effectiveness testing. The Company reclasses deferred gains or losses reported in accumulated other comprehensive income into revenue when the consolidated earnings are impacted, which for intercompany sales are when the inventory is sold to a third-party. For intercompany sales hedging, the Company uses an inventory turnover ratio for each international operating unit to align the timing of a hedged item and a hedging instrument to impact the Consolidated Statements of Operations during the same reporting period. At December 31, 2009, the Company expects to recognize $7.5 million of net losses on derivative instruments currently classified under accumulated other comprehensive income to revenue offsetting the change in revenue due to foreign currency translation during the next twelve months.

The Company entered into interest rate swap agreements that effectively convert variable rate interest payments to fixed rate interest payments for a notional amount of $1,000.0 million in January 2009, of which $300.0 million of swap payment arrangements expire in January of 2012 and $700.0 million of swap payment arrangements expire in January of 2013. The Company has entered into such swap arrangements to manage variability of cash flows and interest expense related to the interest payments on a portion of the Company’s term loan A facility. The change in fair value prior to their maturity is accounted for as cash flow hedges, and recorded in other comprehensive income, net of tax, in the Consolidated Balance Sheets according to ASC Topic 815, Derivatives and Hedging. To the extent any portion of the swap agreements is determined to not be an effective hedge, the increase or decrease in value prior to the maturity was recorded in other income or expense in the

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Statements of Operations. During the year ended December 31, 2009, there was no recognized gain or loss related to the ineffective portion of hedging instruments in other expense in the Consolidated Statements of Operations. No hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring. The Company continuously monitors the underlying term loan principal balance as part of the hedge effectiveness testing.

The following table summarizes the fair values of derivative instruments at December 31, 2009:

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
(in thousands)	Location	Fair Value	Location	Fair Value

Derivatives instruments designated and qualified as cash flow hedges
Forward exchange contracts	Other current assets	$4,333	Other current liabilities	$11,582
Interest rate swap contracts	Other assets	—	Other long-term obligations	5,120

Total		$4,333		$16,702
Derivatives instruments not designated as cash flow hedges
Forward exchange contracts	Other current assets	$15,470	Other current liabilities	$9,556

Total		15,470		9,556

Total derivatives at December 31, 2009		$19,803		$26,258

The following table summarizes the effect of derivative instruments on the Consolidated Statements of Operations for the year December 31, 2009:

	Year ended December 31, 2009
	Effective Portion			Ineffective Portion
		Location of	Amount of
	Amount of	(Gain)/Loss	(Gain)/Loss	Location of	Amount of
	(Gain)/Loss	Reclassified from	Reclassified from	(Gain)/Loss	(Gain)/Loss
	Recognized in	AOCI into	AOCI into	Recognized in	Recognized in
(in thousands)	OCI	Income	Income	Income	Income

Derivatives instruments designated and qualified as cash flow hedges
Foreign exchange contracts	$3,515	Revenue	$13,308	Other (income)/expense	$ *
Interest rate swap contracts	5,120	Interest Expense	—	Other (income)/expense	—

Total derivatives	$8,635		$13,308		$ *

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31, 2009
	Location of	Amount of
	(Gain)/Loss	(Gain)/Loss
	Recognized in	Recognized in
	Income	Income

Derivatives instruments not designated in cash flow hedges
Forward exchange contracts	Other income	$(19,760)

Total Derivatives		$(19,760)

*	De minimus amount recognized in the hedge relationship.

Concentration of Credit Risk

Our derivatives instruments have an element of risk in that the counterparties may be unable to meet the terms of the agreements. We attempt to minimize this risk by limiting the counterparties to a diverse group of highly-rated domestic and international financial institutions. In the event of non-performance by these counterparties, the asset position carrying values of our financial instruments represent the maximum amount of loss we could incur as of December 31, 2009. However, we do not expect to record any losses as a result of counterparty default in the foreseeable future. We do not require and are not required to pledge collateral for these financial instruments. The Company does not use derivative financial instruments for speculation or trading purposes nor for activities other than risk management, and we are not a party to leveraged derivatives. In addition, we do not carry any master netting arrangements to mitigate the credit risk. The Company continually evaluates the costs and benefits of its hedging program.

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

Restricted Cash and Related Liabilities

The Company had restricted cash of $40.7 and $112.4 million at December 31, 2009 and 2008, respectively. Of the $40.7 million in restricted cash at December 31, 2009, $40.1 million was held in a Rabbi Trust (the AB Trust) which was assumed by the Company upon the closing of its merger with AB. The AB Trust funds are available for the payment of certain non-qualified pension plans and the termination benefits the Company assumed as a result of the merger with AB. The funds are invested primarily in money market accounts. The AB Trust remains in place for the term of benefits payable, which in the case of non-qualified pension plans is the death of the participants or their designated beneficiaries. The termination benefits funded by the AB Trust are expected to be fully paid during 2010. The rabbi trust assets are subject to the claims of the Company’s creditors in the event of the Company’s insolvency. At December 31, 2009, the Company accrued $36.7 million and $3.2 million related to non-qualified pension plans and the termination benefits, respectively, which are included in current liabilities and pension liabilities, and restructuring accrual, respectively in our statement of financial position. No further contributions are required to be made to the AB Trust as of December 31, 2009.

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Receivable

The Company provides reserves against trade receivables for estimated losses that may result from a customers’ inability to pay. The amount is determined by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers’ country or industry, historical losses and customer credit-worthiness. Bad debt expense is recorded as necessary to maintain an appropriate level of allowance for doubtful accounts in selling, general and administrative expense. Additionally, our policy is to fully reserve for all accounts with aged balances greater than one year, with certain exceptions determined necessary by management. Amounts determined to be uncollectible are charged or written off against the reserve. To date such losses, in the aggregate, have not exceeded management’s estimates.

Inventories

Inventories are generally stated at lower of cost (first-in, first-out method) or market. Cost is determined principally on the standard cost method for manufactured goods which approximates cost on the first-in, first-out method. The Company reviews the components of its inventory on a regular basis for excess, obsolete and impaired inventory and makes appropriate dispositions as obsolete inventory is identified. Reserves for excess, obsolete and impaired inventory were $106.3 million and $95.5 million at December 31, 2009 and 2008, respectively.

Inventories include material, labor and overhead costs in addition to purchase accounting adjustments to write-up acquired inventory to estimated selling prices less costs to complete, costs of disposal and a reasonable profit allowance.

Inventories consist of the following at December 31:

(in thousands)	2009	2008

Raw materials and components	$87,369	$94,332
Work in process (materials, labor and overhead)	52,307	58,091
Finished goods (materials, labor and overhead)	213,546	204,858
Adjustment to write up acquired finished goods inventory to fair value	—	62,748

Total inventories (net)	$353,222	$420,029

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

Capitalized internal-use software costs include only those direct costs associated with the actual development or acquisition of computer software for internal use, including costs associated with the design, coding, installation and testing of the system. Costs associated with preliminary development, such as the evaluation and selection of alternatives, as well as training, maintenance and support are expensed as incurred. At December 31, 2009 and 2008 the Company had $114.6 million and $94.9 million, respectively, in unamortized capitalized software costs. For the years ended December 31, 2009, 2008 and 2007, the Company amortized into expense $19.6 million, $10.0 million and 9.7 million, respectively, related to capitalized computer software costs.

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and equipment consist of the following at December 31:

	Estimated
	Useful Life
(in thousands)	(in years)	2009	2008

Land	—	$134,647	$127,197
Building and improvements	1-50	397,052	363,385
Machinery and equipment	1-10	371,325	304,389
Internal use software	1-10	163,056	124,305
Construction in process	—	109,781	71,641

Total gross property and equipment		1,175,861	990,917
Accumulated depreciation and amortization		(346,829)	(242,861)

Total property and equipment (net)		$829,032	$748,056

Goodwill

Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. In accordance with ASC Topic 350, Intangibles—Goodwill and Other, goodwill is tested for impairment on an annual basis and earlier if there is an indicator of impairment. Furthermore, purchased intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite.

The Company performs its goodwill impairment tests annually during the fourth quarter of its fiscal year and earlier if an event or circumstance indicates that impairment has occurred. The Company utilized a discounted cash flow analysis to estimate the fair value of each reporting unit. The evaluation included management estimates of cash flow projections based on an internal strategic review. Key assumptions from this strategic review included revenue growth, future gross and operating margin growth, and the Company’s weighted cost of capital. The Company also used internal allocations of assets and liabilities and Company specific discount rates to determine the estimated value of each reporting unit. Based on this analysis, the Company determined that an impairment does not exist at October 1, 2009, additionally, no indicators of impairments were noted through December 31, 2009 and as a result, no impairment charge has been recorded during the year.

Changes in the net carrying amount of goodwill for the years ended December 31, 2009 and 2008 are as follows:

(in thousands)	Total

Balance at December 31, 2007	$1,528,779
Purchase adjustments for resolution of income tax contingencies	(3,521)
Other adjustments	(486)
Goodwill acquired during the year	2,484,960
Goodwill allocated to equity method investment	(357,415)
Foreign currency translation	(77,538)

Balance at December 31, 2008	$3,574,779

Purchase adjustments of income tax considerations	(20,789)
Other adjustments	148,162
Goodwill acquired during the year	31,156
Foreign currency translation	50,498

Balance at December 31, 2009	$3,783,806

As the Company finalized its purchase price allocation related to the AB acquisition in 2009, the Company made purchase adjustments for certain income tax considerations, established its restructuring plan, as well as finalized other miscellaneous adjustments, driving the increase in other adjustments during the year. In 2008, the change in goodwill was primarily driven by the preliminary purchase price allocation associated with the AB

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acquisition. For details on our acquisitions, refer to Note 2—Business Combinations of the Consolidated Financial Statements.

Other Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated useful lives. Amortization expense related to intangible assets associated with product sales for the years ended December 31, 2009, 2008 and 2007 was $282.6 million, $86.9 million and $98.7 million, respectively. According to ASC Topic 805, Business Combinations, $2.8 million was capitalized as in-process research and development acquired in business combinations and assigned an indefinite life during the year ended December 31, 2009. Such assets will be accounted for as indefinite life intangible assets until completion of the project or abandonment. In connection with acquisitions, $1.7 million, $93.3 million and none of the purchase price was allocated to in-process research and development and expensed in the Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007, respectively, according to SFAS 141, Accounting for Business Combinations. In addition, the Company recorded $9.7 million and $0.8 million of amortization expense in other income (expense) for year ended 2009 and 2008, respectively, in connection with its joint venture investment.

Intangible assets consist of the following:

	December 31, 2009			December 31, 2008
	Weighted	Gross		Weighted	Gross
	average	carrying	Accumulated	average	carrying	Accumulated
(in thousands)	life	amount	amortization	life	amount	amortization

Amortized intangible assets:
Purchased technology	7 years	$1,109,976	$(705,015)	8 years	$1,056,395	$(605,864)
Purchased tradenames and trademarks	9 years	307,785	(75,485)	9 years	314,312	(55,174)
Purchased customer base	12 years	1,423,383	(167,856)	12 years	1,421,925	(48,344)
Other intellectual properties	5 years	248,964	(80,396)	5 years	235,304	(34,238)

		$3,090,108	$(1,028,752)		$3,027,936	$(743,620)

Intangible assets not subject to amortization:
Purchased tradenames		$7,451			$7,451
In-process research and development		2,800			—

Estimated amortization expense for amortizable intangible assets owned as of December 31, 2009 for each of the five succeeding fiscal years is as follows:

(in thousands)

Years Ending December 31,
2010	$283,853
2011	275,979
2012	256,802
2013	244,267
2014	204,734

Valuation of Long-Lived Assets and Intangibles

The Company reviews long-lived assets and intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We periodically re-evaluate the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of its long-lived assets. The criteria used for these evaluations include management’s estimate of the assets continuing ability

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to generate income from operations and positive cash flow in future periods as well as the strategic significance of any intangible asset in the Company’s business objectives. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets, which is determined by applicable market prices, when available. There was no material impairment loss recognized for long-lived assets during the years ended December 31, 2009, 2008 and 2007.

Product Warranties

We accrue warranty costs for product sales at the time of shipment based on historical experience as well as anticipated product performance. Our product warranties extend over a specified period of time ranging up to two years from the date of sale depending on the product subject to warranty. The product warranty accrual covers parts and labor for repairs and replacements covered by our product warranties. We periodically review the adequacy of our warranty reserve, and adjust, if necessary, the warranty percentage and accrual based on actual experience and estimated costs to be incurred. At December 31, 2009 and 2008, the outstanding balance of product warranties was $12.6 million and $12.6 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at December 31:

(in thousands)	2009	2008

Accrued hedge liabilities	$21,138	$58,602
Accrued royalties	57,399	50,794
Accrued warranty	12,586	12,616
Accrued other	112,016	113,406

Total accrued expenses	$203,139	$235,418

Research and Development Costs

Costs incurred in research and development activities are expensed as incurred. Research and development costs incurred for collaborations which generate revenue where there are specific product deliverables, service meeting defined performances or other design specifications, are recorded in cost of sales. During the years ended December 31, 2009, 2008 and 2007 research and development were $337.1 million, $142.5 million and $115.8 million.

Accounting for Share-Based Compensation

The Company accounts for share-based compensation under the guidance prescribed by ASC Topic 718, Compensation—Stock Compensation. The Company uses the Black-Scholes option-pricing model (Black-Scholes model) to estimate the fair value of share-based compensation cost at the grant date, which is recognized as expense over the employee’s requisite service period for all share-based awards granted and adjusted by modification or cancellation as necessary.

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

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Computation of Earnings Per Share

Basic earnings per share was computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur from the following items:

•	Convertible subordinated notes where the effect of those securities is dilutive;
•	Dilutive stock options;
•	Unvested restricted stock; and
•	Dilutive Employee Stock Purchase Plan (ESPP)

Computations for basic and diluted earnings per share for the years ending December 31, 2009, 2008 and 2007 are as follows:

	Net Income	Shares
(in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount

2009
Basic earnings per share:
Net income	$144,594	175,872	$0.82

Diluted earnings per share:
Dilutive stock options	—	3,372
ESPP	—	63
Unvested Restricted Stock	—	400
2% Convertible Senior Notes due 2023	170	1,693
3 1/4% Convertible Subordinated Notes due 2025	—	15

Net income plus assumed conversions	$144,764	181,415	$0.80

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		6,683
1 1/2% Convertible Senior Notes due 2024		8,821
2008
Basic earnings per share:
Net income from continuing operations	$4,356
Net income from discontinued operations, net of tax	1,358

Total basic earnings	$5,714	99,229	$0.06

Diluted earnings per share:
Dilutive stock options	—	2,248
ESPP	—	28
Unvested Restricted Stock	—	357
2% Convertible Senior Notes due 2023	97	1,746
1 1/2% Convertible Senior Notes due 2024	38	77

Net income from continuing operations plus assumed conversions	4,491
Net income from discontinued operations, net of tax	1,358

Total diluted earnings	$5,849	103,685	$0.05

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		4,420
3 1/4% Convertible Subordinated Notes due 2025		7,124

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Net Income	Shares
(in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount

2007
Basic earnings per share:
Net income from continuing operations	$106,238
Net income from discontinued operations, net of tax	12,911

Total basic earnings	$119,149	93,372	$1.27

Diluted earnings per share:
Dilutive stock options	—	2,036
ESPP	—	10
Unvested Restricted Stock	—	432
2% Convertible Senior Notes due 2023	109	1,222
1 1/2% Convertible Senior Notes due 2024	38	76

Net income from continuing operations plus assumed conversions	106,385
Net income from discontinued operations, net of tax	12,911

Total diluted earnings	$119,296	97,148	$1.23

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		6,316
3 1/4% Convertible Subordinated Notes due 2025		7,124

Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes unrealized gains and losses that are excluded from the Consolidated Statements of Operations and are reported as a separate component in stockholders’ equity. The unrealized gains and losses include foreign currency translation adjustments, unrealized gains or losses from hedging transactions, and pension liability adjustments, net of tax.

Accumulated other comprehensive income (loss), net of taxes, consists of the following at December 31,

(in thousands)	2009	2008

Foreign currency translation adjustment	$86,701	$(30,978)
Unrealized gains on hedging transactions	(8,428)	(11,434)
Pension liability adjustment	(26,305)	(56,395)

	$51,968	$(98,807)

Reclassifications

The Company has reclassified the historically presented “sales and marketing” and “general and administrative” expense classifications on the Statement of Operations as one combined classification of “selling, general and administrative” costs as this reflects the underlying nature of the incurred costs.

In connection with the acquisition of Applied Biosystems, Inc. (AB) and resulting reorganization, the Company has determined it operates as one operating segment in accordance with ASC Topic 280, Segment Reporting. The Company believes our chief operating decision maker (CODM) makes decisions based on the Company as a whole. In addition, the divisions within the Company share similar customers and types of products and services which derive revenues and have consistent product margins. Accordingly, the Company operates as one reporting segment. The Company disclosed the revenues for each of its internal divisions to allow the reader of the financial statements the ability to gain transparency into the operations of the Company in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We have restated historical divisional revenue information to conform to the current year presentation.

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

Since December 15, 2009, ASC Topic 715, Compensation—Retirement Benefits, provides for additional disclosure and documentation surrounding benefit plan assets and activities, including disclosures about investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk. The guidance is effective for fiscal years ending after December 15, 2009, with earlier application permitted. The Company adopted this guidance in the fiscal year ended December 31, 2009 without material impact on the Company’s financial results.

In October 2009, FASB issued Accounting Standards Update (ASU) 2009-14, Revenue Arrangements Containing Software Elements, updating ASC Topic 605, Revenue Recognition. This guidance amends ASU 2009-13 to exclude from its scope all tangible products containing both software and non-software components that operate together to deliver the product’s essential functionality. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, early adoption is permitted. The Company is currently evaluating the impact on reported operating results upon the adoption.

In October 2009, FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements a Consensus of the FASB Emerging Issues Task Force, updating ASC Topic 605, Revenue Recognition. ASU 2009-13 requires multiple-deliverable arrangements to be separated using a selling price hierarchy for determining the selling price of a deliverable and significantly expands disclosure requirements of such arrangements. The selling price for each deliverable will be based on vendor-specific objective evidence (VSOE) if available, third-party evidence if VSOE is not available, or estimated selling price if VSOE and third-party evidence are not available. Arrangement consideration will be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s estimated selling price. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact on reported operating results upon the adoption.

In June 2009, FASB issued The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. The Codification became the source of authoritative United States generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification superseded all then-existing non-SEC accounting and reporting standards and all other nongrandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company adopted this guidance and the Codification in the interim period beginning July 1, 2009 without material impact on the Company’s financial results.

Since January 1, 2009, ASC Topic 470-20, Debt with Conversion and Other Options has required that cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each, which impacted the accounting for the Company’s $1,150.0 million aggregate principal amount of convertible notes that are currently outstanding. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value is recorded as a debt discount and amortized to interest expense over the expected life of the bond, with the corresponding offset to additional paid in capital. Although this adoption has no impact on the Company’s actual past or future cash flows, it requires the Company to record a significant amount of non-cash interest expense as the debt discount is amortized. As a result, there was a material adverse impact on the results of operations and earnings per share upon retrospective adoption in both the current year and prior year results of operations. In addition, if our convertible debt is redeemed or converted prior to maturity, any unamortized debt discount would result in a loss on extinguishment. Refer to Note 5, “Long-Term Debt”, for additional discussion. The Company adopted this requirement in the period beginning January 1, 2009.

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Since January 1, 2009, ASC Topic 805, Business Combinations has changed the required measurement of assets and liabilities in a business combination in favor of a fair value method consistent with the guidance provided in ASC Topic 820, Fair Value Measurements and Disclosures (see below). Additionally, the Topic requires a change in accounting for certain acquisition related expenses and business adjustments which no longer are considered part of the purchase price. The Topic requires prospective application for all acquisitions beginning with the date of adoption. Additionally, the Topic changes the accounting for acquisition costs, restructuring costs, in-process research and development and the resolution of certain acquired tax items.

Since June 2008, ASC Topic 815, Derivatives and Hedging has ratified the determination of whether an instrument or embedded feature is indexed to an entity’s own stock to address whether certain instruments must be accounted for as derivatives under the Topic and provided specific guidance for an entity to consider if an embedded features is indexed to the entity’s own stock. The Company currently has outstanding convertible debt with embedded features which are considered indexed to the entity’s own stock and as a stand alone instrument would have been included in stockholders’ equity, and therefore subject to a scope exception. The Company adopted this guidance in the current year beginning January 1, 2009, without material impact to the financial statements as the embedded features continue to be considered indexed to the Company’s own stock under the guidance.

Since January 1, 2008, ASC Topic 820, Fair Value Measurements and Disclosures has redefined fair value and required the Company to establish a framework for measuring fair value and expand disclosures about fair value measurements. The Company adopted this requirement for financial assets and liabilities measured at fair value on a recurring basis in the year beginning January 1, 2008, and non-financial assets and liabilities measured at fair value on a nonrecurring basis in the year beginning January 1, 2009 without material impacts.

2.	BUSINESS COMBINATIONS

Acquisitions

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

At the effective time of the merger, each outstanding share of AB stock was converted into the right to receive either a combination of cash and shares of Life Technologies common stock or all cash or all shares of Life Technologies common stock, in each case subject to the election and allocation procedures provided in the prospectus as selected by the shareholder. The consideration was based on the 20 day weighted average price of the Company immediately preceding the merger date. Based on the weighted average closing price prior to the merger, the ultimate consideration paid under Emerging Issues Task Force (EITF) abstract 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, $22.25 per share with $1,801.8 million paid in stock and $3,229.2 million paid in cash and $23.8 million related to the exchange of AB stock options for Life Technologies stock options.

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had the merger with AB been completed as of the beginning of 2008, the Company’s pro forma results for the year ended December 31, 2008 would have been as follows:

(in thousands, except per share data)	2008

Revenue	$3,140,362
Operating income	294,189
Net income	54,067
Earnings per share:
Basic	$0.31
Diluted	$0.30
Basic weighted average shares	173,670
Diluted weighted average shares	177,779

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

The Company finalized the allocation of the purchase price during the year ended December 31, 2009. The components of the purchase price allocation for AB are as follows:

Purchase Consideration:
(in thousands)

Fair value of common stock issued to AB Shareholders	$1,801,770
Fair value of Life Technologies options exchanged for AB options	23,773
Cash paid to AB shareholders	3,229,192
Transaction costs	38,847
Cash acquired	(529,181)

$4,564,401

Allocation of Purchase Price:
(in thousands)

Current assets	$893,430
Property, plant, and equipment	391,378
Acquired intangible assets	2,167,400
In-process research and development	65,400
Goodwill	2,464,322
Other assets	408,159
Liabilities assumed	(1,825,688)

$4,564,401

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company allocated $65.4 million of the purchase price of AB to purchased in-process research and development. This amount estimates the fair value of various acquired in-process projects that have not yet reached technological feasibility and do not have future alternative use as of the date of the merger. The in-process research and development is primarily related to the ongoing research projects which seek to enhance the Company’s current technology platform. The Company included this allocated value into expense as a separate line item on the financial statements as of the date of the merger.

The purchase price exceeded the value of acquired tangible and identifiable intangible assets, and therefore the Company has allocated $2,464.3 million to goodwill. Of this allocation of purchase price to goodwill, none is expected to be deductible for tax purposes. Included in the goodwill amount is $1,016.8 million related to deferred tax liabilities recorded as a result of the inability to deduct intangible amortization expense associated with the merger. The Company’s cost basis in the intangible assets is zero requiring an adjustment to the deferred tax liability to properly capture the Company’s ongoing tax rate. The remainder of the goodwill balance is related to estimated synergies in the purchase price and non-capitalizable intangible assets (i.e. employee workforce) acquired in association with the acquisition. The Company anticipates cost savings and revenue synergies as the result of the combination of the two businesses. The cost savings are expected to be driven by operating efficiencies and elimination of redundant positions as well as the elimination of duplicate facilities. Revenue synergies are expected to be driven by increased market presence and leveraging of the combination of the combination of reagent and instrument sales platforms.

As part of the merger with AB, the Company acquired a joint venture, Applied Biosystems/MDS Analytical Technologies Instruments, of which the Company is a 50% owner. The Company accounts for its investment in the joint venture totaling $337.4 million using the equity method, consistent with the guidance in ASC Topic 323, Investments—Equity Method and Joint Ventures, the Company believes the equity method is appropriate as the Company is unable to unilaterally influence the operating or financial decisions of the investee, shares in the risks and rewards of all related business activities and the joint venture is a stand alone legal entity. The Company accounts for the results of the joint venture in the Consolidated Statements of Operations in the “other income/(expense)” line. The Company accounts for non-operating and stand alone assets and liabilities, which include goodwill and intangibles associated with the acquisition of the joint venture in the “long term investment” line in the Consolidated Balance Sheet. Due to the nature of the joint venture, with sales, distribution and service commingled with the Company’s operations, operating assets and liabilities specifically related to the joint venture are commingled or inseparable. As a result, for operating assets and liabilities the Company presents these assets in

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the functional operating asset and liability classifications which are reflective of the nature of the underlying asset or liability and does not present these assets or liabilities in the “long term investment” account.

The Company has undertaken restructuring activities in connection with the AB merger. These activities, which have been accounted for in accordance with Emerging Issues Task Force (EITF) Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, primarily include one-time termination costs, specifically severance costs related to elimination of duplicative positions and change in control agreements to mostly sales, finance, IT, research and development, and customer services employees of AB. The restructuring plan also includes charges associated with closures of certain AB leased facilities and one-time relocation costs for AB employees, whose employment positions have been moved to another location. The Company added approximately $98.2 million to the purchase price of AB, which consists of $90.3 million for one-time termination costs, $0.7 million for one-time relocation costs and $7.2 million for site closure costs. In accordance with EITF Issue No. 95-3, the Company finalized its restructuring plan within one year from the date of the AB merger. Any future additional costs will be recorded in business consolidation costs in the Consolidated Statements of Operations and any excess reserves will be reversed with a corresponding decrease in goodwill.

The following table summarizes the restructuring activity in connection with the AB merger for the year ended December 31, 2009, as well as the remaining restructuring accrual in the Consolidated Balance Sheet at December 31, 2009:

	One-Time	One-Time	One-Time
	Termination	Site Closure	Relocation
(in thousands) (unaudited)	Costs	Costs	Costs	Total

Restructuring accrual at December 31, 2008	$65,502	$—	$379	$65,881
Additional costs recorded to goodwill	21,372	7,151	733	29,256
Amounts paid	(76,693)	(2,361)	(636)	(79,690)
Foreign currency translation	40	(38)	1	3

Restructuring accrual at December 31, 2009	$10,221	$4,752	$477	$15,450

Immaterial Acquisitions

During 2009, 2008 and 2007, the Company completed several additional stock acquisitions that were not material individually or collectively to the overall consolidated financial statements and the results of operations. These acquisitions have been included in the consolidated financial statements from the respective dates of the acquisitions. During 2009, the Company completed several immaterial acquisitions for the aggregate purchase price of $81.6 million, of which $35.9 million was paid in cash and the remainder was paid in Life Technologies common stock. During 2008 and 2007, the Company completed several immaterial acquisitions for the aggregate purchase price of $88.5 million and $23.1 million, respectively, in cash. For acquisitions consummated after January 1, 2009, the company accounted for these acquisitions in accordance with ASC Topic 805, Business Combinations when such stock acquisitions met the qualification and definition of a business under the guidance, otherwise the Company accounted for the acquisitions as asset purchases. For acquisitions consummated prior to January 1, 2009, the Company accounted for such stock acquisitions in accordance with SFAS 141, Business Combinations when such stock acquisitions met the qualification and definition of a business under the guidance, otherwise the Company accounted for the acquisitions as asset purchases.

Business Consolidation Costs

The Company continues to integrate recent acquisitions and divestitures into its operations and recorded $112.9 million, $38.6 million and $5.6 million in 2009, 2008 and 2007, respectively, related to these efforts. The expenses incurred during the years ended December 31, 2009 and 2008 primarily relate to integration and restructuring efforts currently underway related to the AB merger, as well as severance and other costs associated with previous acquisitions and consolidations. Costs associated with 2007 relate primarily to the severance and other costs associated with consolidation of acquired entities.

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Divestiture of Equity Investment

In September 2009, the Company announced a signed definitive agreement to sell its 50% ownership stake in the Applied Biosystems/MDS Analytical Technologies Instruments joint venture and all assets related to the Company’s mass spectrometry business to Danaher Corporation for $450.0 million in cash, subject to a conventional working capital adjustment. The transaction closed on January 29, 2010. Included in the sale of the mass spectrometry business is the ownership stake in the joint venture as well as selected assets and liabilities directly attributable to the mass spectrometry business. The disposition of the joint venture generated approximately $280.0 million of net cash proceeds after taxes upon completion of the transaction. The transaction allows Life Technologies to focus on its core competencies for biological solutions in life science research, genomic medicine, molecular diagnostics and applied markets. The joint venture generated pre tax net income of $20.3 million and $1.6 million for 2009 and 2008, respectively. The results of operations for the joint venture are presented as a single amount in the “other income/(expense)” line in the Consolidated Statements of Operations.

3.	GEOGRAPHIC INFORMATION

Information by geographic area for the years ended December 31, is as follows:

(in thousands)	2009	2008	2007

Product and service sales to unrelated customers located in(1):
Americas:
United States	$1,236,637	$688,304	$580,956
Other Americas	157,891	72,226	56,981

Total Americas	1,394,528	760,530	637,937

Europe	1,083,487	540,057	417,723
Asia Pacific	622,897	261,119	179,617
Other Foreign	57,018	7,580	6,519

Total product and service revenue	3,157,930	1,569,286	1,241,796
Total other revenue	122,414	51,037	39,951

Total revenue	$3,280,344	$1,620,323	$1,281,747

Net long-lived assets located in(2):
Americas:
United States	$707,994	$634,676
Other Americas	3,493	3,860

Total Americas	711,487	638,536

Europe:
United Kingdom	50,631	42,163
Other Europe	26,870	22,905

Total Europe	77,501	65,068

Asia Pacific	38,489	43,273
Other Foreign	1,555	1,179

Total net long-lived assets	$829,032	$748,056

(1)	Product and service revenue excludes royalty since they are not allocated on a geographic basis.
(2)	Net long-lived assets relate to the Company’s property, plant and equipment. The Company does not allocate other long term assets by location.

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	LINES OF CREDIT

In November 2008, the Company entered into a revolving credit facility of $250.0 million, part of ites $2,650.0 million Credit Agreement with a syndicate of banks led by Bank of America, N.A. Interest rates on outstanding borrowings are determined by reference to LIBOR or to an alternate base rate, with margins determined based on changes in the Company’s leverage ratio. Under the Credit Agreement governing the Company’s new credit facilities, the Company has the right to make up to three requests to increase the aggregate commitments under the revolving credit facility and/or term loan facilities in an aggregate principal amount for all such requests of up to $500.0 million, provided certain conditions are met. The Credit Agreement requires the Company to meet certain financial covenants, including a maximum consolidated leverage ratio and minimum fixed charge ratio, and includes certain other restrictions, including restrictions limiting acquisitions, indebtedness, stock repurchases, capital expenditures and asset sales. The Company currently anticipates using the proceeds of the revolving credit facility only as necessary for general working capital needs, capital expenditures and/or other capital needs as they may arise. As of December 31, 2009, the Company has issued $14.3 million in letters of credit under the revolving credit facility, and accordingly, the remaining available credit is $235.7 million.

As of December 31, 2009 and 2008, foreign subsidiaries in China, India, and Japan had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The credit facilities bear interest at fixed rates, the respective bank’s prime rate, or Japan TIBOR rate. Under these lines of credit, the United States dollar equivalent of these facilities totaled $13.4 million at December 31 2009 and 2008, of which zero and $0.3 million was outstanding at December 31, 2009 and 2008, respectively. Additionally, the Company’s Japan subsidiary has an outstanding letter of credit which had a United States dollar equivalent of $1.1 million at December 31, 2009 and 2008, to support its import duty.

The weighted average interest rate of the Company’s total lines of credit was 2.78% and 3.98% at December 31, 2009 and 2008, respectively.

5.	LONG-TERM DEBT

Long-term debt consists of the following at December 31:

(in thousands)	2009	2008

3 1/4% Convertible Senior Notes (principal due 2025)	$336,481	$328,114
1 1/2% Convertible Senior Notes (principal due 2024)	409,858	391,924
2% Convertible Senior Notes (principal due 2023)	339,595	322,774
Term Loan A(principal due 2013)	1,330,000	1,400,000
Term Loan B (principal due 2015)	642,500	997,500
Secured Loan (principal due 2010)	34,800	35,600
Capital Leases	8,556	508

Total debt	3,101,790	3,476,420
Less current portion	(481,701)	(80,000)

Total Long-term debt	$2,620,089	$3,396,420

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturities of the long-term debt listed above at December 31, 2009, are as follows:

		Imputed
		Interest On
		Minimum
		Lease Payments	Net
	Gross	Under Capital	Long-Term
(in thousands)	Maturities	Leases	Debt

Years Ending December 31,
2010	$481,912	$(211)	$481,701
2011	513,810	(230)	513,580
2012	622,414	(232)	622,182
2013	841,785	(162)	841,623
2014	94	(9)	85
Thereafter	642,631	(12)	642,619

Total	$3,102,646	$(856)	$3,101,790

The Credit Agreement

In November 2008, the Company entered into a $2,650.0 million Credit Agreement consisting of a revolving credit facility of $250.0 million, a term loan A facility of $1,400.0 million, and a term loan B facility of $1,000.0 million. The Credit Agreement contains financial maintenance covenants, including a maximum leverage ratio and minimum fixed charge coverage ratio. The proceeds of the term loan facilities, together with other sources, were used to finance the cash portion of the merger consideration paid to stockholders of Applied Biosystems, costs and expenses related to the merger transactions, the repayment of, and termination of all commitments to make extensions of credit under certain of the Company’s and Applied Biosystems’ existing indebtedness, which did not include the Company’s existing convertible notes and certain other indebtedness, and the Company’s ongoing working capital and general corporate purposes after the merger. At the effective time of the merger, the Company borrowed the entire amount available under the term loan facilities.

The maximum leverage ratio reduces on a quarterly schedule to 3.00x by December 31, 2010. After December 31, 2010, the Company’s leverage ratio cannot exceed 3.00x. The Company will be also be required to maintain a fixed charge coverage ratio of at least 1.75x. The credit agreement also contains affirmative and negative covenants applicable to the Company and its subsidiaries, subject to materiality and other qualifications and exceptions.

The Credit Agreement allows the Company to make certain investments and share repurchases, subject to restrictions based on leverage. If the Company’s leverage ratio is greater than or equal to 3.00x, the Company may spend up to $500.0 million annually on acquisitions and share repurchases in any fiscal year. If the Company’s leverage ratio is less than 3.00x, there is no limit to investments in acquisitions. However, the Company’s maximum share repurchases will be $500.0 million in any fiscal year.

Obligations under the Credit Agreement may be declared immediately due and payable upon the occurrence of certain events of default as defined in the Credit Agreement, including failure to pay any principal when due and payable, failure to pay interest within three business days after due, failure to comply with any covenant, representation or condition of any loan document or swap contract, any change of control, cross-defaults, and certain other events as set forth in the Credit Agreement, with grace periods in some cases.

The Company’s obligations under the Credit Agreement are guaranteed by each of the Company’s domestic subsidiaries and are collateralized by substantially all of the Company’s and its guarantor subsidiaries’ assets.

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Credit Agreement provides that loans bear interest based on the LIBOR or, if the Company so elects, on Bank of America’s Base Rate. For the revolving credit facility and the term loan A, interest is computed based on the Company’s leverage ratio as shown below:

Pricing	Total Leverage			Revolving Credit
Level	Ratio	LIBOR Rate	Base Rate	Commitment Fee

1	≥ 3.0:1	LIBOR + 2.50%	Base Rate + 1.50%	0.500%
2	< 3.0:1 but = 2.5:1	LIBOR + 2.25%	Base Rate + 1.25%	0.375%
3	< 2.5:1 but = 2.0:1	LIBOR + 2.00%	Base Rate + 1.00%	0.375%
4	< 2.0:1	LIBOR + 1.50%	Base Rate + 0.50%	0.250%

For the period ended December 31, 2009, the interest on the revolving credit facility and the term loan A was at Pricing Level 1, which was LIBOR plus 2.50%, and the term loan B was at the Base Rate plus 2.00%. As a result, the Company recognized interest expense, net of hedging transactions, of $55.7 million and $58.1 million based on the weighted average interest rates of 3.17% and 5.25% for term loan A and term loan B, respectively, for the year ended December 31, 2009. The Company recognized interest expense of $6.4 million and $6.4 million based on the weighted average interest rates of 4.04% and 5.71% for term loan A and term loan B, respectively, for the year ended December 31, 2008. In association with the term loan agreement, the Company entered into swap agreements for the notional amount of $1,000.0 million that convert variable rate interest payments to fixed rate interest payments. For further discussion on the Company’s interest rate swap, refer to Note 1 of the Notes to Consolidated Financial Statements.

The Company must repay 2.5% in each quarter of 2010 and 2011, 3.75% in each quarter of 2012 and 15% in each quarter of 2012 with the final payment of all amounts outstanding under the term loan A facility, plus accrued interest, due on November 21, 2012. The Company must repay the remaining principal amount of the term loan B due on November 21, 2015. The revolving credit facility will terminate and all amounts outstanding thereunder, plus accrued interest, will be due on November 21, 2013. The Company can prepay the term loans without penalty. The Company repaid principal of $70.0 million and $355.0 million for term loan A and term loan B, respectively, for the year ended December 31, 2009, of which $350.0 million for term loan B was for the early extinguishment of debt, which resulted in a write-off of $12.5 million of unamortized deferred financing costs. During the year ended 2008, the Company repaid principal of zero and $2.5 million for term loan A and term loan B, respectively.

Costs incurred to issue the debt under the credit facility totaled $43.8 million for term loan A, $41.3 million for term loan B, and $7.8 million for the revolving credit facility. During the year ended December 31, 2009, the Company amortized debt issuance costs of $10.5 million, $4.0 million, and $1.6 million for term loan A, term loan B, and the revolving credit facility, respectively. The unamortized balances of the issuance costs were $32.4 million, $24.0 million, and $6.0 million for term loan A, term loan B, and the revolving credit facility, respectively, at December 31, 2009 which is expected to be recognized over the terms of the respective debt using the effective interest method. During the year ended December 31, 2008, the Company amortized debt issuance costs of $0.8 million, $0.8 million, and $0.2 million for term loan A, term loan B, and the revolving credit facility, respectively. The unamortized balances of the issuance costs were $42.6 million, $40.3 million, and $7.6 million for term loan A, term loan B, and the revolving credit facility, respectively, at December 31, 2008.

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

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Secured Loan

At December 31, 2009, the Company holds $34.8 million in auction rate securities with UBS Investment Bank (UBS). Beginning in February 2008, auctions failed for the Company’s holdings because sell orders exceeded buy orders. As a result of the failed auctions, the Company is holding illiquid securities because the funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. In August, 2008, UBS announced that it has agreed to a settlement in principle with the Securities and Exchange Commission (SEC) and other state regulatory agencies represented by North American Securities Administrators Association to restore liquidity to all remaining clients who hold auction rate securities. UBS committed to repurchase auction rate securities from their private clients at par beginning January 1, 2009. The Company intends to have this settlement between June 30, 2010 and July 2, 2012. Until UBS fully redeems the Company’s auction rate securities, UBS has loaned to the Company at par without recourse with accrued interest charged at the same rate as the yields earned on the underlying securities that serve as collateral for the loan. For information on auction rate securities, see Note 1 of the Notes to Consolidated Financial Statements.

Convertible Debt

Effective January 1, 2009, the Company adopted a bifurcation requirement prescribed by ASC Topic 470-20, Debt with Conversion and Other Options with the retrospective application for our outstanding $1,150 million of Convertible Senior Notes, consisting of $350.0 million related to the 2% Convertible Senior Note (2023 Note), $450.0 million related to the 1 1/2% Convertible Senior Note (2024 Note) and $350.0 million related to the 3 1/4% Convertible Senior Note (2025 Note). Upon adoption of the provision, the Company retroactively recognized the carrying amount of $100.0 million, $129.8 million, and $47.6 million for the equity components of the 2023, 2024 and 2025 Notes, respectively, with deferred tax impacts of $39.1 million, $50.7 million and $18.6 million for the 2023, 2024 and 2025 Notes, respectively, and a liability component classified in long term debt of $250.0 million, $320.2 million and $302.4 million for the 2023, 2024 and 2025 Notes, respectively.

At December 31, 2009, the Company carried unamortized debt discounts of $10.4 million, $40.4 million and $13.5 million for the 2023, 2024 and 2025 Notes, respectively, which is expected to be recognized over a weighted average period of 1.7 years. At December 31, 2008 the Company carried unamortized debt discounts of $27.2 million, $58.1 million and $21.9 million for the 2023, 2024 and 2025 Notes, respectively. The Company recognized total interest cost of $67.9 million, $65.3 million, and $62.7 million for the year ended December 31, 2009, 2008, and 2007, respectively, based on the effective interest rates of 7.21%, 6.10% and 5.95% for the 2023, 2024 and 2025 Notes, respectively. The interest expense consisted of $25.1 million, $25.1 million, and $25.1 million of contractual interest based on the stated coupon rate and $42.8 million and $40.2 million and $37.6 million of amortization of the discount on the liability component for the years ended December 31, 2009, 2008, and 2007, respectively.

Costs incurred to issue the convertible notes totaled $7.6 million for the 3 1/4% Notes, $9.3 million for the Old 1 1/2% Notes, and $9.3 million for the Old 2% Notes. Finance costs (excluding legal and accounting fees) incurred to conduct the exchange of the Old Notes totaled $1.8 million ($0.8 million related to the Old 2% Notes and $1.0 million related to the Old 1 1/2% Notes). These costs have been deferred and included in other assets in the Consolidated Balance Sheets and amortized over the terms of the respective debt using the effective interest method. In conjunction with the adoption of the provision, the Company applied the guidance to the Company’s debt issuance costs. As a result, the Company allocated the underlying issuance costs associated with the Convertible Senior Notes to equity in the same ratio as when determining the appropriate debt discount. The Company allocated $6.9 million to equity with a deferred tax impact of $2.7 million, and reduced the amount of the debt issuance costs by $6.9 million. Accordingly, at December 31, 2009 and 2008, the unamortized balances of the issuance costs were $4.6 million and $7.8 million, respectively.

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2009, the Company has classified the carrying value of $339.6 million on the 2% Convertible Senior Note (2023 Note) in current liabilities according to the respective indenture, which allows our Note holders to require the Company to purchase all or a portion of the Notes at par plus any accrued and unpaid interest at the earliest on August 1, 2010. In the event that the holders do not exercise such rights, the remaining balance of the Note will be reclassified back to long-term debt.

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

In February 2004 and August 2003, the Company issued $450.0 million principal amount of 1 1/2% Convertible Senior Notes (the Old 1 1/2% Notes) due February 15, 2024 and $350.0 million principal amount of 2% Convertible Senior Notes (the Old 2% Notes) due August 1, 2023 to certain qualified institutional buyers, respectively. After expenses, the Company received net proceeds of $440.1 million and $340.7 million for the Old 1 1/2% Notes and Old 2% Notes, respectively. Interest on the Old Notes was payable semi-annually on February 15th and 1st and August 15th and 1st, for the Old 1 1/2% Notes and the Old 2% Notes, respectively. In addition to the coupon interest of 1 1/2% and 2%, additional interest of 0.35% of the market value of the Old Notes may have been required to be paid beginning February 15, 2012 and August 1, 2010, if the market value of the Old Notes during specified testing periods was 120% or more of the principle value, for the Old 1 1/2% Notes and the Old 2% Notes. This contingent interest feature was an embedded derivative with a de minimis value, to which no value had been assigned at issuance of either of the Old Notes or as of December 31, 2006 and 2005. The Old Notes were issued at 100% of principal value, and were convertible into shares of common stock at the option of the holder, subject to certain conditions described below, at a price of $51.02 and $34.12 per share for the Old 1 1/2% Notes and Old 2% Notes, respectively. The Old Notes were to be redeemed, in whole or in part, at the Company’s option on or after February 15, 2012 (for the Old 1 1/2% Notes) and August 1, 2010 (for the Old 2% Notes) at 100% of the principal amount. In addition, the holders of the Old Notes may require the Company to repurchase all or a portion of the Old Notes for 100% of the principal amount, plus accrued interest, on three separate dates per their issuance agreement.

The Old Notes also contained restricted convertibility features that did not affect the conversion price of the notes but, instead, placed restrictions on the holder’s ability to convert their notes into shares of the Company’s common stock (conversion shares). Holders were able to convert their Old Notes into shares of the Company’s common stock prior to stated maturity.

During December 2004, the Company offered up to $350.0 million aggregate principal amount of 2% Convertible Senior Notes due 2023 (the New 2% Notes) in a non-cash exchange for any and all outstanding Old

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2% Notes, that were validly tendered on that date. Approximately 99% or $347.9 million of the Old 2% Notes have been exchanged by their holders for New 2% Notes as of December 31, 2009.

During December 2004, the Company offered up to $450.0 million aggregate principal amount of 1 1/2% Convertible Senior Notes due 2024 (the New 1 1/2% Notes) in a non-cash exchange for any and all outstanding Old 1 1/2% Notes, that were validly tendered on that date. Approximately 99% or $446.5 million of the Old 1 1/2% Notes have been exchanged by their holders for New 1 1/2% Notes as of December 31, 2009.

The New 2% Notes and New 1 1/2% Notes (collectively the New Notes) carry the same rights and attributes as the Old 2% Notes and Old 1 1/2% Notes (collectively the Old Notes) except for the following: the terms of the New Notes require the Company to settle the par value of such notes in cash and deliver shares only for the excess, if any, of the notes’ conversion value (based on conversion prices of $34.12 and $51.02 for the New 2% Notes and New 1 1/2% Notes, respectively) over their par values. As such, ASC Topic 470-20, Debt with Conversion and Other Options and ASC Topic 200, Earning Per Share required the Company to use the treasury stock equivalent method to calculate diluted earnings per share, as if the New Notes were outstanding since date of issuance, the date the Old Notes were issued.

In the event of a change of control of the Company, the holders of the 3 1/4% Notes, Old Notes and New Notes each have the right to require the Company to repurchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of the notes plus all accrued and unpaid interest.

6.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain equipment and office and manufacturing facilities under operating leases, which expire through December 2048. Certain rental commitments provide for escalating rental payments and certain commitments have renewal options extending through various years. Rent expense under operating leases was $56.4 million, $24.4 million and $22.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. Sublease income totaled $2.9 million, $1.3 million and $2.2 million for the years ending December 31, 2009, 2008 and 2007 respectively.

Future minimum lease commitments and sublease rentals for operating leases at December 31, 2009 are as follows:

	Lease	Sublease
(in thousands)	Commitments	Rentals	Net

Years Ending December 31,
2010	$48,504	$2,559	$45,945
2011	36,369	1,926	34,443
2012	31,402	1,669	29,733
2013	25,811	886	24,925
2014	22,929	913	22,016
Thereafter	106,309	703	105,606

	$271,324	$8,656	$262,668

Guarantees

There are two types of guarantees, pension benefits for a divested business and product warranties, related to our business activities that are included in the scope of ASC Topic 460, Guarantees.

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pension Benefits

As part of the Applied Biosystems’ divestiture of the Analytical Instruments business in fiscal 1999, the purchaser of the Analytical Instruments business is paying for the pension benefits for employees of a former German subsidiary. However, we guaranteed payment of these pension benefits should the purchaser fail to do so, as these payment obligations were not transferable to the buyer under German law. The guaranteed payment obligation, which approximated $59.1 million at December 31, 2009, is not expected to have a material adverse effect on the Consolidated Financial Statements.

Product Warranties

We accrue warranty costs for product sales at the time of shipment based on historical experience as well as anticipated product performance. Our product warranties extend over a specified period of time ranging up to two years from the date of sale depending on the product subject to warranty. The product warranty accrual covers parts and labor for repairs and replacements covered by our product warranties. We periodically review the adequacy of our warranty reserve, and adjust, if necessary, the warranty percentage and accrual based on actual experience and estimated costs to be incurred

The following table provides the analysis of the warranty reserve for the periods ended December 31:

(in thousands)	2009	2008

Beginning of year	$12,616	$213
Acquired from business combination	136	11,047
Accruals for warranties	12,050	3,124
Settlements made during the year	(12,510)	(2,026)
Currency translation	294	258

End of year	$12,586	$12,616

Indemnifications

In the normal course of business, we enter into some agreements under which we indemnify third-parties for intellectual property infringement claims or claims arising from breaches of representations or warranties. In addition, from time to time, we provide indemnity protection to third-parties for claims relating to past performance arising from undisclosed liabilities, product liabilities, environmental obligations, representations and warranties, and other claims. In these agreements, the scope and amount of remedy, or the period in which claims can be made, may be limited. It is not possible to determine the maximum potential amount of future payments, if any, due under these indemnities due to the conditional nature of the obligations and the unique facts and circumstances involved in each agreement. Historically, payments made related to these indemnifications have not been material to our consolidated financial position.

Licensing and Purchasing Agreements

The Company develops, manufactures and sells certain products under several licensing and purchasing agreements. The licensing agreements require royalty payments based upon various percentages of sales or profits from the products. Terms of the licensing agreements generally range from the remaining life of the patent up to twenty years and initial costs are amortized over periods from seven to ten years, not to exceed their terms, using various methods, including the straight-line method. To maintain exclusivity, certain of the licensing agreements require guaranteed minimum annual royalty payments. Total royalty expense under these agreements was $85.2 million, $38.6 million and $32.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. The Company also has purchase agreements, which expire on various dates through 2013, under which it is obligated to purchase a minimum amount of raw materials and finished goods each year through the expiration of the contracts and certain capital expenditure commitments.

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum guaranteed royalties and unconditional purchase obligations at December 31, 2009 are as follows:

(in thousands)

Years Ending December 31,
2010	$78,609
2011	2,686
2012	2,481
2013	2,370
2014	1,008
Thereafter	1,859

$89,013

Letters of Credit

The Company had outstanding letters of credit totaling $44.0 million at December 31, 2009, of which $11.7 million was to support liabilities associated with the Company’s self-insured worker’s compensation programs, $4.5 million was to support its building lease requirements, $26.7 million was to support performance bond agreements, and $1.1 million was to support duty on imported products.

Executive Employment Agreements

The Company has employment contracts with key executives that provide for the continuation of salary if terminated for reasons other than cause, as defined in those agreements. At December 31, 2009, future employment contract commitments for such key executives were approximately $28.4 million. In certain circumstances, the employment agreements call for the acceleration of equity vesting. Those figures are not reflected in the above information.

Contingent Acquisition Obligations

As a result of current and prior year acquisitions, the Company may have payment obligations based on certain technological milestones, patent milestones and the achievement of future gross sales of the acquired companies. Some of the purchase agreements the Company has entered into do not limit the payments to a maximum amount, or restrict the payments deadline. For acquisitions accounted for under SFAS 141, Business Combinations, the Company will account for any such contingent payments as an addition to the purchase price of the acquired company accordingly. For acquisitions accounted for under ASC Topic 805, Business Combinations, these obligations will be accounted for at fair value at the time of acquisition with subsequent revisions reflected in the Statement of Operations. For the year ended December 31, 2009, $1.7 million of the contingent payments have been earned therefore the purchase price was adjusted accordingly.

Environmental Liabilities

As a result of the merger with AB, the Company assumed certain environmental exposures. At December 31, 2009, the environmental reserves, which are not discounted, were approximately $1.8 million, including current reserves of $1.6 million. In addition, some of the assumed environmental reserves are covered under insurance policies. At December 31, 2009, the Company also has receivables of approximately $1.6 million, including $1.4 million in short-term, for expected reimbursements under the insurance policies.

The Company assumed certain environmental exposures as a result of the merger with Dexter Corporation in 2000 and recorded reserves to cover estimated environmental clean-up costs. The environmental reserves, which

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are not discounted, were $6.6 million at December 31, 2009 and include current reserves of $2.8 million and long-term reserves of $3.8 million. In addition, the Company has an insurance policy to cover certain assumed environmental exposures.

Based upon currently available information, the Company believes that it has adequately provided for these environmental exposures and that the outcome of these matters will not have a material adverse effect on its consolidated results of operations.

Intellectual Properties

The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including protection of its owned and licensed intellectual property. The Company accrues for such contingencies when it is probable that a liability is incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. Specific contingent liabilities for royalty obligations related to acquired businesses have been recorded on the Company’s consolidated financial statements at December 31, 2009.

Litigation

The Company is subject to other potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted. These matters have arisen in the ordinary course and conduct of the Company’s business, as well as through acquisitions and some are expected to be covered, at least partly, by insurance. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters, which are pending or may be asserted, could be decided unfavorably to the Company. Although the amount of liability at December 31, 2009, with respect to these matters cannot be ascertained, the Company believes that any resulting liability would not materially affect the Company’s consolidated financial statements.

7.	INCOME TAXES

The differences between the United States federal statutory tax rate and the Company’s effective tax rate are as follows for the years ended December 31:

	2009	2008	2007

Statutory United States federal income tax rate	35.0%	35.0%	35.0%
State income tax	0.9	1.0	1.1
Foreign earnings taxed at non-United States rates	(21.6)	(15.4)	(9.5)
Repatriation of other foreign earnings, net of related benefits	28.6	53.7	(1.9)
Credits and incentives	(4.2)	(4.3)	(4.2)
Non-deductible in-process research and development	—	29.1	—
Permanent differences	0.9	0.6	1.4
Valuation allowance	(10.2)	—	—
Changes in tax rate	(2.8)	—	—
Interest on accruals	2.0	—	—
Other	(2.9)	(3.6)	1.8

Effective income tax rate	25.7%	96.1%	23.7%

Pretax income summarized by region for the years ended December 31 is as follows:

(in thousands)	2009	2008	2007

United States	$(175,020)	$(40,842)	$48,473
Foreign	369,566	153,081	90,723

Total pretax income	$194,546	$112,239	$139,196

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax provision (benefit) consists of the following for the years ended December 31:

(in thousands)	2009	2008	2007

Current:
Federal	$111,557	$27,064	$48,820
State	5,644	3,377	6,375
Foreign	87,777	37,458	18,361

Total current provision	204,978	67,899	73,556
Deferred:
Federal	(114,041)	53,447	(34,331)
State	(7,077)	(862)	(5,362)
Foreign	(8,682)	(9,734)	(905)

Total deferred provision	(129,800)	42,851	(40,598)
Changes in tax rate	(5,401)	—	—
Changes in valuation allowance	(19,825)	(2,867)	—

Total provision	$49,952	$107,883	$32,958

Significant components of the Company’s deferred tax assets and liabilities are composed of the following at December 31:

(in thousands)	2009	2008

Deferred tax assets:
Tax loss and other carryforwards	$102,641	$121,579
Inventory adjustments	33,266	51,551
Accruals and reserves	77,868	124,077
Postretirement obligations	152,490	90,622
Fixed assets	—	17,588
Capitalized research and development	101,613	141,166
Other comprehensive income	2,632	—

Total gross deferred tax assets	470,510	546,583
Less valuation allowance	(18,695)	(65,896)

Total net deferred tax assets	451,815	480,687
Deferred tax liabilities:
Acquired intangibles	(848,441)	(957,624)
Unremitted earnings	(65,073)	(98,663)
Fixed assets	(11,886)	—
Other comprehensive income	—	(28,151)
Convertible debt	(144,150)	(139,322)

Total deferred tax liabilities	(1,069,550)	(1,223,760)

Net deferred tax liabilities	$(617,735)	$(743,073)

ASC Topic 740, Income Taxes clarifies the accounting for uncertain tax positions and prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under the topic, tax benefits shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and all relevant facts. Disclosure requirements are also revised to include an annual tabular rollforward of unrecognized tax benefits.

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity related to our unrecognized tax benefits:

(in thousands)	2009	2008	2007

Gross unrecognized tax benefits at January 1	$74,904	$27,784	$22,707
Increases in tax positions for prior years	32,997	26	1,509
Decreases in tax positions for prior years	(3,772)	(1,293)	(2,442)
Increases in tax positions for current year relating to ongoing operations	10,316	5,981	7,691
Increases in tax positions as a result of a lapse in statute of limitations	204	—	—
Increases in tax positions for current year relating to acquisition	18,529	46,200	—
Decreases in tax positions for current year relating to acquisition	(11,534)	—	(1,681)
Decreases in tax positions due to settlements with taxing authorities	—	(3,794)	—

Gross unrecognized tax benefits at December 31	$121,644	$74,904	$27,784

At December 31, 2009 and 2008, there are $106.9 million, and $62.4 million of unrecognized tax benefits that if recognized would reduce our income tax expense and effective tax rate, respectively. It is reasonable possible that there will be a reduction to the balance of unrecognized tax benefits up to $51.3 million in the next twelve months. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the years ended December 31, 2009, 2008 and 2007, the Company recognized approximately $7.1 million, $3.2 million and $2.7 million of income tax-related interest and penalties in the Consolidated Statement of Operations, respectively. In addition, the income tax-related interest and penalties included in the Consolidated Balance Sheet at December 31, 2009 and 2008 are $9.8 million and $4.2 million, respectively.

The Company is subject to routine compliance reviews on various tax matters around the world in the ordinary course of business. Currently, audits are occurring in Austria, Belgium, Canada, China, Italy, Netherlands, Singapore, Switzerland, United Kingdom, and the United States. The United States’ audit cycle for the consolidated income tax returns for the years ended 2006 and 2007 is expected to be completed in 2010. After the United States’ 2006-2007 audit cycle, the remaining years subject to federal examination are 2008 and 2009.

While the Company has provided $65.1 million of taxes related to certain foreign unremitted earnings that are to be repatriated, taxes on approximately $167.0 million of other undistributed earnings of foreign subsidiaries have not been provided for at December 31, 2009. The Company only remits current earnings that can be repatriated without a material impact on the provision for income taxes and are considered to be in excess of the reasonably anticipated working capital needs of the foreign subsidiaries. Any remaining undistributed earnings are considered permanently invested in the operations of such subsidiaries. It is not practical to determine the amount of income tax payable in the event we repatriated all undistributed foreign earnings.

Under ASC Topic 718, Compensation—Equity Compensation the fair value of share-based compensation is required to be recognized as an expense, and the tax benefit associated with such compensation will continue to be credited to additional paid-in-capital, but only to the extent the excess tax benefits have not already been recognized in the Statement of Operations. The excess tax benefit associated with employee stock plans were estimated to reduce taxes payable by $13.9 million, $2.4 million and $20.2 million for 2009, 2008 and 2007, respectively. These benefits in excess of tax benefit already recognized in the Statement of Operations have been reflected as additional paid-in-capital in the accompanying Consolidated Statements of Stockholders’ Equity.

At December 31, 2009, the Company had $89.4 million and $16.0 million of federal and foreign net operating loss (NOL) carryforwards, respectively, that were obtained from acquired companies throughout the years. There were also federal and state tax credit carryforwards of $52.3 million. The federal NOL carryforwards begin to expire in 2019. The tax credit carryforwards begin to expire in 2012.

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The valuation allowance recorded against the Company’s deferred tax assets decreased by $47.2 million in 2009. The decrease in valuation allowance is due to capital gains recognized on a restructuring of legal entities that are able to be offset by the Company’s capital loss carryforward and the future expected utilization of certain state’s acquired NOL’s and credits.

The Company has a tax exemption grant for its manufacturing operations in Singapore, which expires in 2014. The tax benefit realized at the local statutory level in 2009 is $18.9 million, however, this benefit has been offset by the provision of United States taxes on foreign unremitted earnings.

8.	COMMON STOCK, PREFERRED STOCK AND PREFERRED STOCK PURCHASE RIGHTS PLAN

Common Stock Authorized Shares

The Company has authorized 400 million shares of common stock.

Preferred Stock Authorized Shares

The Company has authorized 6,405,884 shares of preferred stock of which no shares were outstanding at December 31, 2009 and 2008. Upon issuance, the Company has the ability to define the terms of the preferred shares, including voting rights, liquidation preferences, conversion and redemption provisions and dividend rates.

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

Stock Repurchase Program

In July 2007, the Board approved a program authorizing management to repurchase up to $500.0 million of common stock over a period of three years. Under the 2007 plan, the Company repurchased 1.2 million shares at a total cost of approximately $100.0 million during the year ended December 31, 2008. The Company did not repurchase shares during the year end December 31, 2009. The cost of repurchased shares are included in treasury stock and reported as a reduction in stockholders’ equity.

9.	EMPLOYEE BENEFIT PLANS

401(k) Profit Sharing Plans

The Company’s 401(k) Savings and Investment Plan allows each eligible employee to voluntarily make pre-tax deferred salary contributions subject to regulatory and plan limitations. The Company may make matching contributions in amounts as determined by the Board of Directors. The Company made matching contributions of

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$5.6 million, $5.1 million and $4.6 million for the years ended December 31, 2009, 2008 and 2007, respectively, to this plan.

The Company assumed a 401(k) savings plan in conjunction with its acquisition of Applied Biosystems. The Applied Biosystems’ 401(k) plan covers domestic employees that were employed by Applied Biosystems prior to its acquisition by the Company and new hires of the Company that work for Applied Biosystems. The plan offered a dollar-for-dollar matching of up to 6% salary contributions for participants. Contributions to this plan, net of plan forfeitures, were $14.7 million, $1.2 million, and zero for the years ended December 31, 2009, 2008, and 2007 respectively. Effective January 1, 2010, the Applied Biosystems’ 401(k) plan was merged with the Company’s 401(k) Savings and Investment Plan to form a single benefit plan.

Pension Plans

In accordance with ASC Topic 715, Compensation—Retirement Benefits, the Company is required to recognize the overfunded or underfunded status of a defined benefit pension and other postretirement plan as an asset or liability in its Consolidated Balance Sheets and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. The Company is also required to measure the funded status of a plan as of the date of its fiscal year-end for which consolidated financial statements are presented.

The Company assumed the Applied Biosystems’ qualified pension plans, non-qualified supplemental benefit plans, and postretirement benefit plans in conjunction with its acquisition of Applied Biosystems. The pension plans cover a portion of former Applied Biosystems’ worldwide employees. Pension benefits earned are generally based on years of service and compensation during active employment. However, the level of benefits and terms of vesting may vary among plans. The Company determines the required funding of the pension plans in accordance with statutory funding requirements. The Company also sponsors nonqualified supplemental benefit plans for select domestic employees in addition to our principal pension plan. These supplemental plans are unfunded, however, Applied Biosystems prior to its acquisition had established a rabbi trust, through which the assets may be used to pay non-qualified plan benefits. The rabbi trust assets are subject to the claims of the Company’s creditors in the event of the Company’s insolvency. The value of the assets held by these trusts, included in restricted cash on the Consolidated Balance Sheets, was $36.7 million at December 31, 2009. Plan participants are general creditors of the Company with respect to these benefits. The domestic pension plan covers domestic employees hired by Applied Biosystems prior to July 1, 1999. The accrual of future service benefits for all participants was frozen as of June 30, 2004. Benefits earned under the plan will be paid out under existing plan provisions. The postretirement benefit plan is unfunded and provides healthcare and life insurance benefits to domestic employees who retire under the domestic pension plan provisions and satisfy certain service and age requirements. In addition, employees hired prior to January 1, 1993 also receive subsidized retirement medical benefits. Generally, medical coverage pays a stated percentage of most medical expenses, and in some cases, participants pay a co-payment. Benefits are reduced for any deductible and for payments made by Medicare or other group coverage. The Company shares the cost of providing these benefits with retirees. The Company provides some postemployment benefits to eligible former Applied Biosystems employees, which generally include severance and outplacement costs, disability, and medical-related costs paid after employment but before retirement. The Company also provided a non-qualified deferred compensation plan in which certain executives elected to defer compensation to a future period. The Company holds assets and liabilities which correspond to this plan in the amount of $23.2 million, located on the Consolidated Balance Sheet in current assets and long term liabilities.

The Company also has a qualified pension plan for substantially all United States employees that were employed by Life Technologies Inc. prior to its acquisition by the Company in September 2000. The Company’s policy is to deposit with an independent trustee amounts as are necessary on an actuarial basis to provide for benefits in accordance with the requirements of the Employee Retirement Income Security Act and any other applicable Federal laws and regulations. The domestic pension plan provides benefits that are generally based upon a percentage of the employee’s highest average compensation in any consecutive five-year period in the ten years before retirement. The Company froze this plan effective December 31, 2001. The Company will continue to

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

administer the plan but benefits will no longer accrue. The Company also sponsors nonqualified supplementary retirement plans for certain former senior management of Life Technologies Inc. and Dexter Corp., which were acquired in 2000. The Company has life insurance policies on the lives of participants designed to provide sufficient funds to materially recover all costs of the plans. In addition to the above plans, the Company sponsors nonqualified executive supplemental plans for certain former Dexter and Life Technologies senior managers that provide for a target benefit based upon a percentage of the average annual compensation during the highest five consecutive years of the last ten years before retirement, which benefit is then offset by other work related benefits payable to the participant. These nonqualified supplementary retirement plans and nonqualified executive supplemental plans are unfunded. The Company also administers the Dexter Postretirement Health and Benefit Program (the Dexter PRMB Plan), which provides health and life benefits to certain retired participants who are not employees of the Company but were employees of Dexter prior to the sale of their businesses and prior to the Company’s merger with Dexter.

The retirement benefits for most employees of foreign operations are generally provided by government sponsored or insured programs and, in certain countries, by defined benefit plans. The Company has defined benefit plans primarily for United Kingdom (U.K.), Germany, Netherlands, Norway, and Japan employees. The Company’s policy with respect to the foreign pension plans is to fund amounts as necessary on an actuarial basis to provide for benefits under the pension plan in accordance with local laws and income tax regulations. The pension plans generally provide benefits based upon the employee’s final compensation basis or the employee’s average base compensation over the terms specified by the pension plans adjusted by number of years of service or bonus, as necessary. A majority of the foreign pension plans are frozen to additional members and for future accrual of additional benefits for participants of the plan. The Germany and Japan pension plans are unfunded plans with benefits paid by the Company as needed.

The funded status of the Company’s pension and postretirement plans and amounts recognized at December 31, 2009 and 2008 were as follows:

	Domestic Pension Plans		Foreign Pension Plans		Postretirement Plans
	2009	2008	2009	2008	2009	2008
(in thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$698,274	$51,708	$96,983	$71,536	$66,871	$4,839
Service cost	302	19	4,638	2,666	193	13
Interest cost	37,173	6,491	5,092	3,574	3,481	629
Plan participants’ contributions	—	—	440	40	2,181	312
Plan amendments	1,277	—	—	—	(18,297)	—
Actuarial (gain) loss	61,305	49,277	(1,269)	(1,348)	(3,653)	6,396
Acquisition	—	585,449		38,709	—	55,851
Curtailment gain	(278)	—	—	—	—	—
Special termination benefit	672	—	1,269	—	—	—
Benefits paid	(64,643)	(5,567)	(3,695)	(3,893)	(9,460)	(1,242)
Settlements	—	—	—	(121)	—	—
Variable annuity unit value change	—	10,897	—	—	—	—
Medicare subsidies received	—	—	—	—	1,000	—
Other	—	—		(368)	—	73
Foreign currency exchange rate changes	—	—	6,906	(13,812)	—	—

Benefit obligation at end of year	734,082	698,274	110,364	96,983	42,316	66,871

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Domestic Pension Plans		Foreign Pension Plans		Postretirement Plans
	2009	2008	2009	2008	2009	2008
(in thousands)

Change in plan assets:
Fair value of plan assets at beginning of year	548,398	46,875	62,237	51,123	5,148	7,728
Actual return on plan assets	118,288	6,781	4,718	(2,290)	510	(2,363)
Acquisition	—	499,314	—	20,780	—	—
Employer contributions	25,779	995	10,181	8,750	6,279	492
Plan participants’ contributions	—	—	440	44	2,181	162
Benefits and administrative expenses paid	(64,643)	(5,567)	(3,695)	(3,810)	(9,460)	(871)
Settlements	—	—	—	(121)	—	—
Medicare subsidies received	—	—	—	—	1,000	—
Foreign currency exchange rate changes	—	—	5,707	(12,239)	—	—

Fair value of plan assets at end of year	627,822	548,398	79,588	62,237	5,658	5,148

Funded status	(106,260)	(149,876)	(30,776)	(34,746)	(36,658)	(61,723)
Unrecognized actuarial loss	43,052	67,861	5,771	7,563	11,722	16,325
Unrecognized prior service cost	1,219	—	—	—	(17,289)	1,247

Net amount recognized	$(61,989)	$(82,015)	$(25,005)	$(27,183)	$(42,225)	$(44,151)

Amounts recognized in the consolidated balance sheets consist of:
Other long term assets	$—	$—	$7,211	$2,451	$335	$—
Current liabilities	(23,503)	(42,629)	(1,273)	(416)	(5,108)	(5,588)
Noncurrent liabilities	(82,757)	(107,247)	(36,714)	(36,781)	(31,885)	(56,135)
Accumulated other comprehensive (income) loss	44,271	67,861	5,771	7,563	(5,567)	17,572

Net amount recognized	$(61,989)	$(82,015)	$(25,005)	$(27,183)	$(42,225)	$(44,151)

Accumulated benefit obligation	$734,082	$698,188	$96,547	$81,480	$42,316	$66,871

The projected benefit obligations, accumulated benefit obligations and fair values of plan assets for the pension and postretirement plans with accumulated benefit obligations in excess of plan assets at December 31 were as follows:

	Domestic		Foreign		Postretirement
	Pension Plans		Pension Plans		Plans
	2009	2008	2009	2008	2009	2008
(in thousands)

Projected benefit obligation	$734,082	$698,274	$78,797	$66,660	$36,993	$66,871
Accumulated benefit obligation	734,082	698,188	73,796	60,793	36,993	66,871
Fair value of plan assets	627,822	548,398	43,491	33,142	—	5,148

Other changes in plan assets and benefit obligations recognized in other comprehensive income for the period ended December 31, 2009, amounts recognized in accumulated other comprehensive income at December 31, 2009

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and the amounts in accumulated other comprehensive income expected to be amortized into fiscal year 2010 net periodic benefit expense are as follows:

	Domestic	Foreign	Postretirement
	Pension Plans	Pension Plans	Plans
(in thousands)

Actuarial gain	$(22,751)	$(2,301)	$(3,772)
Prior service (credit) cost	1,277	—	(18,297)
Amortization of losses and settlement cost	(2,058)	(115)	(831)
Amortization of prior service cost	(58)	—	(239)
Effect of exchange rates	—	624	—

Total recognized in other comprehensive income	$(23,590)	$(1,792)	$(23,139)

Total recognized in net periodic pension cost	5,753	7,428	4,353

Total recognized in net periodic expense and other comprehensive income	$(17,837)	$5,636	$(18,786)

	Domestic	Foreign	Postretirement
	Pension Plans	Pension Plans	Plans
(in thousands)

Net actuarial loss	$43,052	$5,771	$11,722
Net prior service cost (credit)	1,219	—	(17,289)

Accumulated other comprehensive income (loss)	$44,271	$5,771	$(5,567)

	Domestic	Foreign	Postretirement
	Pension Plans	Pension Plans	Plans
(in thousands)

Net actuarial loss	$1,389	$237	$721
Net prior service cost (credit)	58	—	(817)

Amounts in accumulated other comprehensive income expected to be amortized into fiscal year 2010 net periodic benefit expense (credit)	$1,447	$237	$(96)

The components of net periodic pension cost (income) for the Company’s pension and postretirement plans for the years ended December 31 are as follows:

	Domestic Pension Plans
	2009	2008	2007
(in thousands)

Service cost	$302	$19	$80
Interest cost	37,173	6,491	3,087
Expected return on plan assets	(34,232)	(6,687)	(3,642)
Amortization of actuarial loss	1,909	218	362
Amortization of prior service cost	58	—	—
Settlement cost	149	—	—
Curtailment credit	(278)	—	—
Special termination benefits and other	672	—	—

Net periodic pension cost (income)	$5,753	$41	$(113)

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Foreign Pension Plans
	2009	2008	2007
(in thousands)

Service cost	$4,637	$2,666	$4,105
Interest cost	5,092	3,574	3,284
Expected return on plan assets	(3,685)	(3,105)	(2,684)
Amortization of actuarial loss	115	231	454
Amortization of transition obligation	—	1	—
Settlement cost	—	—	(167)
Curtailment credit	—	—	(491)
Special termination benefits and other	1,269	11	—

Net periodic pension cost	$7,428	$3,378	$4,501

	Postretirement Plans
	2009	2008	2007
(in thousands)

Service cost	$193	$13	$—
Interest cost	3,481	629	283
Expected return on plan assets	(391)	(598)	(597)
Amortization of prior service cost	239	239	239
Amortization of actuarial loss	831	597	598

Net periodic pension cost	$4,353	$880	$523

The weighted average assumptions used in accounting for the pension and postretirement plans for the years ended December 31, 2009 and 2008 are as follows:

	Domestic		Foreign		Postretirement
	Pension Plans		Pension Plans		Plans
	2009	2008	2009	2008	2009	2008

Discount rate to determine obligation	6.00%	5.75%	5.28%	1.90-6.25%	5.60%	5.75%
Discount rate to determine net benefit cost	5.75%	6.25-7.00%	5.10%	2.00-6.20%	5.90%	6.00-7.00%
Expected return on plan assets	5.75-8.00%	7.00-8.00%	5.27%	3.00-6.10%	8.00%	7.00-8.00%
Rate of compensation increase	—	—	3.27%	1.75-4.44%	—	—

The Company uses an actuarial measurement date of January 1 of the current year to determine pension and other postretirement benefit measurements as of December 31 of the current year. The discount rate is the estimated rate at which the obligation for pension benefits could effectively be settled. The expected return on plan assets reflects the average rate of earnings that the Company estimates will be generated on the assets of the plans. The rate of compensation increase reflects the Company’s best estimate of the future compensation levels of the individual employees covered by the plans for those plans which are still active. When calculating pension expense for 2009, the Company assumed that its plan’s assets would generate a long-term rate of return of 5.27%-8.00%.

Our asset investment goal is to achieve a long-term targeted rate of return consistent with the ongoing nature of the plan’s liabilities. The plan’s assets are invested so that the total portfolio risk exposure and risk-adjusted returns meet the plan’s long-term total return goal. Plan assets are invested using active and passive investment strategies and diversification that employ multiple investment funds. Funds cover a diverse range of investment styles and approaches and are combined in a way to achieve a target allocation across capitalization and style biases (equities) and interest rate expectations (fixed income) and to minimize the concentrations of risk arising within or across categories of plan assets. The Company’s management monitors performance against benchmark indices. The plan’s investment policy prohibits the use of derivatives for speculative purposes. The assets of the plan are

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

periodically rebalanced to remain within the desired target allocations. The expected rate of return on assets is determined based on the historical results of the portfolio, the expected investment mix of the plans’ assets, and estimates of future long-term investment returns, and takes into consideration of external actuarial and investment advisor advice. The weighted target asset allocations for domestic pension plans are 60% for equity, 39% for fixed income, and 1% for real estate for the year ended December 31, 2009. The weighted target asset allocations for domestic postretirement plans are 60% for equity, 30% for fixed income, and 10% for real estate for the year ended December 31, 2009.

We do not generally fund pension plans when our contributions would not be tax deductible. Based on the level of our contributions to the Applied Biosystems domestic pension plan, Life Technologies Pension Plan and Dexter PRMB Plan during previous fiscal years, we do not expect to have to fund these pension plans in fiscal year 2010 in order to meet minimum statutory funding requirements.

The fair value by asset category for the Company’s funded pension plans and postretirement plans at December 31, 2009 are as follows:

		Quoted Prices	Significant	Significant
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)(1)	(Level 3)(2)
(in thousands)

Domestic Pension Plans
Cash	$7,460	$7,460	$—	$—
Equity securities
Domestic companies(3)	19,299	19,299	—	—
International companies(4)	6,625	6,625	—	—
Domestic collective trusts(5)	219,056	—	219,056	—
International collective trusts(6)	108,701	—	108,701	—

Total equity securities	$353,681	$25,924	$327,757	$—

Fixed income securities
Domestic fixed incomes(7)	$11,356	$11,356	$—	$—
Domestic collective trusts(8)	213,224	—	213,224	—

Total fixed income securities	$224,580	$11,356	$213,224	$—

Real Estate
Global real estate(9)	$4,374	$4,374	$—	$—
Others	37,727	—	37,727	—

Total	$627,822	$49,114	$578,708	$—

Postretirement Plans
Equity securities
Domestic companies(3)	$2,632	$2,632	$—	$—
International companies(4)	886	886	—	—

Total equity securities	$3,518	$3,518	$—	$—

Debt securities
Domestic fixed incomes(7)	$1,544	$1,544	$—	$—
Real Estate
Global real estate(9)	$596	$596	—	—

Total	$5,658	$5,658	$—	$—

Foreign Pension Plans
Fixed income(10)	$15,397	$15,397	$—	$—
Insurance contracts(2)	64,191	—	—	64,191

Total	$79,588	$15,397	$—	$64,191

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s foreign pension plans assets are primarily comprised of third party insurance investments. The investments are invested by the third party with guaranteed minimum returns. The Company values these contracts based on the net asset value underlying the contract. In the event the returns are less than the guaranteed return, the Company reviews the third party solvency as part of the valuation of the investment. For those assets measured with significant Level 3 inputs, the following table summarizes the activity for the year ended December 31, 2009 by asset category for the Company’s funded pension plans:

(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)(2)
Description	Insurance Contracts	Total

Funded Foreign Plans
Beginning balance at January 1, 2009	$53,238	$53,238
Actual return on plan assets for assets still held at December 31, 2009	10,953	10,953
Actual return on plan assets for assets sold during 2009	—	—
Purchases, sales, and settlements	—	—
Transfers in and/or out of Level 3	—	—

Ending balance at December 31, 2009	$64,191	$64,191

(1)	All investments measured with significant observable inputs under the category level 2 are the collective funds, which are quoted by net assets value, or NAV. These shares are Employee Retirement Income Security Act (ERISA)based commingled trusts, which are only offered to ERISA plans and are privately placed. Although the shares are actively traded and quoted by the market, due to the restriction on the trading and the possible liquidation risk, the Company placed these funds under the level 2. At December 31, 2009, NAV approximated the fair value of the funds.
(2)	All investments measured with significant unobservable inputs under the category level 3 are the insurance contracts held by our foreign subsidiaries. The valuation of the insurance contracts is determined by the cash surrender value, adjusted by the income earned or expense incurred based on the specified terms by the plan agreement, which approximate the fair value.
(3)	This category is comprised of publicly traded domestic funds, of which 78% by large-cap domestic funds, 11% by mid-cap domestic funds, and 11% by small-cap domestic funds.
(4)	This category is comprised of publicly traded international funds, of which 65% by large-cap international funds and 35% by international diversified emerging markets funds.
(5)	This category is comprised of 80% by large-cap domestic commingled trusts and 20% by small-to-mid-cap domestic commingled trusts.
(6)	This category is primary comprised of core international commingled trusts.
(7)	This category is primary comprised of publicly traded intermediate-term domestic bond funds.
(8)	This category is comprised of 70% by domestic core commingled trusts and 30% by passive fixed income domestic commingled trusts.
(9)	This category is primary comprised of publicly traded global real estate funds.
(10)	This category is invested in publicly traded international funds.

Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement plans. A one-percentage point change in weighted average assumed health care cost trend rates would have the following effects:

	1% increase	1% decrease
(in thousands)

Effect on interest cost plus service cost	$342	$(298)
Effect on postretirement benefit obligation	3,455	(3,046)

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average assumed health care cost trend rates on the postretirement plans at December 31, 2009 are as follows:

	Medical	Dental

Health care cost trend rate assumed for next year	9.00%	5.00%
Rate to which the cost trend rate is assumed to decline	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2014	—

Our estimated future employer contributions, gross expected benefit payments, and gross amount of annual Medicare Part D federal subsidy expected to be received at December 31, 2009, are as follows:

	Domestic	Foreign	Postretirement
(in thousands)	Pension Plans	Pension Plans	Plans

Employer Contributions 2010	$23,503	$9,154	$5,108

Expected Benefit Payments
2010	$65,162	$2,070	$5,548
2011	44,210	4,042	4,930
2012	44,591	8,245	3,624
2013	44,652	3,970	3,014
2014	44,709	2,725	3,021
2015 and thereafter	226,827	34,925	16,234

Expected Federal Subsidy Receipts
2010	$—	$—	$861
2011	—	—	814
2012	—	—	767
2013	—	—	718
2014	—	—	669
2015 and thereafter	—	—	1,463

Expected benefit payments for the domestic plan in 2010 are larger than normal levels due to the restructuring efforts that occurred upon the merger of Applied Biosystems and Life Technologies. Certain terminated employees are expected to take a lump sum benefit as permitted by the plan provision upon termination.

10. EMPLOYEE STOCK PLANS

On April 30, 2009, the Company’s stockholders approved the Life Technologies Corporation 2009 Equity Incentive Plan (the 2009 Plan), which replaced the Company’s 1999 and 2004 stock option plans discussed below. Upon approval of the 2009 Plan, the 1999 and 2004 Plans were frozen and a total of 11 million shares of the Company’s common stock were reserved for granting of new awards under the 2009 Plan.

The Company’s 2009 Plan permits the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and deferred stock awards of up to 11 million shares of stock. Shares of the Company’s common stock granted under the 2009 Plan in the form of stock options or stock appreciation rights are counted against the 2009 Plan share reserve on a one-for-one basis. Shares of the Company’s common stock granted under the 2009 Plan as an award other than as an option or as a stock appreciation right are counted against the 2009 Plan share reserve at 1.6 shares for each share of common stock basis. Stock option awards are granted to eligible employees and directors at an exercise price equal to no less than the fair market value of such stock on the date of grant, generally vest over a period of time ranging up to four years, are exercisable in whole or in installments and expire ten years from the date of grant. Restricted stock awards and restricted stock units are granted to eligible employees and directors and represent rights to receive shares of common stock at a future date. In addition, the Company has a qualified employee stock purchase plan (“purchase rights”) whereby eligible employees may elect to withhold up to 15% of their compensation to purchase shares of the Company’s stock on a

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

quarterly basis at a discounted price equal to 85% of the lower of the employee’s offering price or the closing price of the stock on the date of purchase.

Prior to the adoption of the 2009 Plan on April 30, 2009, the Company had ten stock option plans: the 1995, 1997, 2000, 2001, 2002, 2004, and 2009 Life Technologies Corporation stock option plans, the 1996 and 1998 NOVEX Stock Option/Stock Issuance Plans, and the Life Technologies 1995 and 1997 Long-Term Incentive Plans. During 2004, the Company’s stockholders approved the 2004 Invitrogen Corporation Equity Incentive Plan (the 2004 Plan), which was subsequently frozen by the 2009 Plan on April 30, 2009. The 2004 Plan replaced the Company’s 1997, 2000, 2001 and 2002 stock option plans (collectively, the Prior Plans). Upon approval of the 2004 Plan, all Prior Plans were frozen. The total shares reserved for issuance under the 2004 Plan included all options and other awards that the Company granted that were still outstanding under the Prior Plans prior to April 30, 2009. Pursuant to an employment agreement entered in May 2003, the Company granted an option to purchase 1.4 million shares of the Company’s common stock to its Chief Executive Officer, which was granted outside any of the Company’s option plans discussed above.

Upon the merger with AB, the Company assumed five stock plans: the Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan, the Applied Biosystems Group Amended and Restated 1993 Director Stock Purchase and Deferred Compensation Plan, the Perkin-Elmer Corporation 1997 Stock Incentive Plan, the Life Technologies Corporation Amended and Restated 1999 Stock Incentive Plan (the 1999 Plan), and the Life Technologies Incorporated Amended and Restated 1999 Employee Stock Purchase Plan (collectively, the Assumed Plans). Upon assumption of the 1999 Plan (subsequently frozen by the 2009 plan), all prior plans were frozen. The total shares reserved for issuance under the 1999 Plan included all options and other awards that the Company granted that were still outstanding under the Prior Plans prior to April 30, 2009. In addition, the Company has a qualified employee stock purchase plan (“purchase rights”) whereby eligible legacy AB employees may elect to withhold up to 10% of their compensation to purchase shares of the Company’s stock on a quarterly basis at a discounted price equal to 85% of the lower of the employee’s offering price or the closing price of the stock on the date of purchase.

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

The expected term of share-based awards represents the weighted-average period the awards are expected to remain outstanding and is an input in the Black-Scholes model. In determining the expected term of options, the Company considered various factors including the vesting period of options granted, employees’ historical exercise and post-vesting employment termination behavior, expected volatility of the Company’s stock and aggregation by homogeneous employee groups. The Company used a combination of the historical volatility of its stock price and the implied volatility of market-traded options of the Company’s stock with terms of up to approximately two years to estimate the expected volatility assumption input to the Black-Scholes model in accordance with ASC Topic 718, Compensation—Equity Compensation and the SEC’s Staff Accounting Bulletin No. 107 (SAB 107). The Company’s decision to use a combination of historical and implied volatility was based upon the availability of actively traded options of its stock and its assessment that such a combination was more representative of future expected stock price trends. The expected dividend yield assumption is based on the Company’s expectation of future dividend payouts. The Company has never declared or paid any cash dividends on its common stock and currently do not anticipate paying such cash dividends, although Applied Biosystems historically declared and paid dividends prior to the merger. The Company currently anticipates that it will retain all of its future earnings for use in the development and expansion of its business, for debt repayment and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of the Company’s Board of Directors and will depend upon its results of operations, financial condition, tax laws and other factors as the Board of Directors, in its

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

discretion, deems relevant. In addition, the Company’s ability to pay dividends in the future may be restricted by the financial covenants of its credit agreement that was executed in November 2008 in connection with the merger with Applied Biosystems. The risk-free interest rate is based upon United States Treasury securities with remaining terms similar to the expected term of the share-based awards.

Stock Options and Purchase Rights

The underlying assumptions used to value employee stock options and purchase rights granted during the year ended December 31, 2009, 2008 and 2007 were as follows:

	Year ended
	December 31, 2009
	Options	Purchase Rights

Weighted average risk-free interest rate	1.8%	0.9%
Expected term of share-based awards	4.4 yrs	0.4 yrs
Expected stock price volatility	42.7%	58.1%
Expected dividend yield	0%	0%
Weighted average fair value of share-based awards granted	$13.27	$7.91

	Year ended
	December 31, 2008
	Options	Purchase Rights

Weighted average risk-free interest rate	2.5%	4.6%
Expected term of share-based awards	4.6 yrs	1.4 yrs
Expected stock price volatility	34.0%	32.3%
Expected dividend yield	0%	0%
Weighted average fair value of share-based awards granted	$11.41	$9.64

	Year ended
	December 31, 2007
	Options	Purchase Rights

Weighted average risk-free interest rate	4.6%	4.5%
Expected term of share-based awards	4.5 yrs	1.1 yrs
Expected stock price volatility	28.4%	29.2%
Expected dividend yield	0%	0%
Weighted average fair value of share-based awards granted	$11.55	$10.10

ASC Topic 718, Compensation—Equity Compensation requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow. Excess tax benefits of $14.1 million and $18.5 million were reported as net financing cash flows for the years ended December 31, 2009 and 2008, respectively.

The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes. The Company considered its historical experience of pre-vesting option forfeitures as the basis to arrive at its estimated pre-vesting option forfeiture rate of 5.8 percent per year at the year ended December 31, 2009. All option awards, including those with graded vesting, were valued as a single award with a single average expected term and are amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. At December 31, 2009, there was $47.2 million remaining in unrecognized compensation cost related to employee stock options (including stock options assumed in business combinations), which is expected to be recognized over a weighted average period of 1.8 years. No compensation cost was capitalized in inventory during the year ended December 31, 2009 as the amounts involved are not material.

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total share-based compensation expense for employee stock options and purchase rights for the years ended December 31, 2009 and 2008 is composed of the following:

	Year ended	Year ended	Year ended
(in thousands, except per share amounts)	December 31, 2009	December 31, 2008	December 31, 2007

Cost of revenues	$3,452	$4,037	$5,682
Sales, general and administrative	28,291	27,120	25,741
Research and development	5,065	3,729	4,089

Share-based compensation expense before taxes	36,808	34,886	35,512
Related income tax benefits	12,320	10,324	10,993

Share-based compensation expense, net of taxes	$24,488	$24,562	$24,519

Net share-based compensation expense per common share:
Basic	$0.14	$0.25	$0.26
Diluted	$0.13	$0.24	$0.25

The total intrinsic value of options exercised was $64.7 million, $13.5 million, and $67.4 million during the years ended December 31, 2009, 2008 and 2007, respectively. Total cash received from the exercise of employee stock options and purchase rights was $148.0 million and $23.1 million, respectively, for the year ended December 31, 2009. The total fair value of shares vested during the current year was $28.3 million. A summary of employee stock option activity for the year ended December 31, 2009 is presented below:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Options	Price Per	Contractual	Value
	(in 000’s)	Share	Term	(in 000’s)

Outstanding at December 31, 2008	22,901	$41.68	5.8	$150,096
Granted	958	36.08
Exercised	(4,782)	31.16
Cancelled	(2,669)	69.52

Outstanding at December 31, 2009	16,408	$39.86	5.6	$299,157

Vested and exercisable at December 31, 2009	11,190	$42.38	4.2	$206,427

The Company has a qualified employee stock purchase plan (the 2004 Plan) whereby eligible employees may elect to withhold up to 15% of their compensation to purchase shares of the Company’s stock on a quarterly basis at a discounted price equal to 85% of the lower of the employee’s offering price or the closing price of the stock on the date of purchase. As a result of the AB acquisition, the Company also has a qualified employee stock purchase plan (the 1999 Plan) whereby, effective from February 2009 offer period, eligible legacy AB employees may elect to withhold up to 10% of their compensation to purchase shares of the Company’s stock on a quarterly basis at a discounted price equal to 85% of the lower of the employee’s offering price or the closing price of the stock on the date of purchase. During the years ended December 31, 2009, 2008 and 2007, employees purchased 988,971, 607,969 and 441,922 shares at an average price of $23.40, $25.18 and $23.70 per share, respectively. As of December 31, 2009, there were 4,321,729 shares and 619,705 shares of the Company’s common stock reserved for future issuance under the 2004 Plan and the 1999 Plan, respectively.

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

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation cost for these awards is based on the estimated fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. There were no pre-vesting forfeitures estimated for the year ended December 31, 2009. For the years ended December 31, 2009 and 2008, the Company recognized $23.3 million and $12.0 million, respectively, in share-based compensation cost related to these restricted stock unit awards. At December 31, 2009, there was $51.2 million remaining in unrecognized compensation cost related to these awards, which is expected to be recognized over a weighted average period of 2.3 years. The estimated amortization expense of the deferred compensation on the restricted stock unit awards as of December 31, 2009 is $23.1 million, $19.7 million, and $8.3 million for 2010, 2011 and 2012, respectively.

The weighted average grant date fair value of restricted stock units granted during the year ended December 31, 2009 was $36.09. A summary of restricted stock units activity for the year ended December 31, 2009 is presented below:

		Weighted
	Restricted	Average	Aggregate
	Stock	Remaining	Intrinsic
	Units	Contractual	Value
	(in 000’s)	Term in Years	(in 000’s)

Outstanding at December 31, 2008	1,956	8.78	$50,902
Granted	1,499
Exercised	(137)
Cancelled	(110)

Outstanding at December 31, 2009	3,208	8.51	$167,507

Vested at December 31, 2009	181	7.92	$9,444

Deferred Stock Awards

The 2004 Plan also provides that certain participants who are executives or members of a select group of highly compensated employees may elect to receive, in lieu of payment in cash or stock of all or any portion of such participant’s cash and/or stock compensation, an award of deferred stock units. A participant electing to receive deferred stock units will be granted automatically, on the effective date of such deferral election, a deferred stock unit award for a number of stock units equal to the amount of the deferred compensation divided by an amount equal to the fair market value of a share of the Company’s common stock on the date of grant. During the years ending December 31, 2009 and 2008, no participants participated in the program and therefore no shares were deferred under this plan. The 2004 Plan is authorized to grant up to 200,000 shares of common stock as deferred stock units.

11. RESTRUCTURING COSTS

In connection with the merger with AB, the Company initiated a restructuring plan to provide one-time termination costs, specifically severance and retention bonuses, to those employees whose employment positions would be eliminated and one-time relocation costs to those employees whose employment positions would be relocated. The restructuring plan also includes closure of certain leased facilities that will no longer be used in the Company’s operations. The Company estimates that total restructuring expenses related to facilities and employees existing at the Company prior to the merger with AB will be approximately $49.7 million, which consists of $34.2 million for one-time termination costs, $6.3 million for one-time relocation costs, and $9.2 million for site closures. The Company anticipates that a majority of the payments will be made during 2010. Refer to Note 2 “Business Combinations and Consolidations Costs” in the notes to the Consolidated Financial Statements for the restructuring plan associated with the acquisition of AB accounted for under EITF 95-3.

In accordance with The ASC Topic of Exit or Disposal Cost Obligations, year ended December 31, 2009, $13.1 million, $3.0 million, and $1.2 million of one-time termination costs, one-time relocation costs, and one-time

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

site closure costs, respectively, were included in business consolidation costs in the Consolidated Statements of Operations.

The following table summarizes the charges and spending relating to the restructuring plan:

	One-Time	One-Time	One-Time
	Termination	Relocation	Site Closure
(in thousands) (unaudited)	Costs	Costs	Costs	Total

Restructuring reserves as of December 31, 2008	$3,218	$—	$—	$3,218
Charged to expenses	13,065	2,996	1,217	17,278
Amounts paid	(7,391)	(1,618)	(781)	(9,790)
Foreign currency translation	382	1	9	392

Restructuring reserves as of December 31, 2009	$9,274	$1,379	$445	$11,098

Cumulative amount incurred to date	$16,602	$2,996	$1,217	$20,815

12. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information for the years ended December 31, 2009, 2008, and 2007 is as follows:

(in thousands)	2009	2008	2007

Cash paid for interest	$121,192	$37,936	$25,799

Cash paid for income taxes	$145,214	$44,161	$51,728

13. QUARTERLY FINANCIAL DATA (unaudited)

	First	Second	Third	Fourth
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

2009
Revenue	$775,737	$832,763	$800,729	$871,115
Gross profit	384,686	481,628	462,785	495,625
Net income	$15,604	$38,943	$41,136	$48,912
Net income per common share
Basic	$0.09	$0.22	$0.23	$0.27
Diluted	$0.09	$0.22	$0.22	$0.26
2008
Revenue	$350,218	$367,791	$361,396	$540,618
Gross profit	218,760	225,107	218,154	278,730
Income (loss) from continuing operations	52,119	46,874	18,776	(113,415)
Income from discontinued operations (net of tax)	1,358	—	—	—
Net income (loss)	$53,477	$46,874	$18,776	$(113,415)
Net income (loss) per common share continued operations
Basic	$0.56	$0.51	$0.20	$(0.95)
Diluted	$0.53	$0.48	$0.19	$(0.95)
Net income per common share discontinued operations
Basic	$0.01	$—	$—	$—
Diluted	$0.01	$—	$—	$—
Net income (loss) per common share
Basic	$0.57	$0.51	$0.20	$(0.95)
Diluted	$0.54	$0.48	$0.19	$(0.95)

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. SUBSEQUENT EVENTS

The Company has completed an evaluation of all subsequent events through the issuance date of these Consolidated Financial Statements and the following represent subsequent events for disclosure.

In February 2010, the Company issued $1,500.0 million of fixed rate unsecured notes which consisted of $250.0 million aggregate principal amount of 3.375% Senior Notes due 2013, $500.0 million aggregate principal amount of 4.400% Senior Notes due 2015 and $750.0 million aggregate principal amount of its 6.000% Senior Notes due 2020. The net proceeds from the notes offering was approximately $1,485.0 million, after deducting the underwriting discount and estimated offering expenses. In addition, in January 2010, the Company completed the sale of its 50% investment stake in the Applied Biosystems/MDS Analytical Technology Instruments joint venture for approximately $280.0 million in net cash proceeds after taxes

The Company used the combined proceeds of the notes offering and the sales of its investment in the joint venture, in addition to cash on hand to pay off our term loan principal of $1,972.5 million outstanding as of December 31, 2009, which consisted of the carrying value of $1.330.0 million of the term loan A and $642.5 million of the term loan B, plus respective accrued interest due on the date of repayment. As a result of the repayment of the term loan A, the Company de-designated and terminated the outstanding interest rate swaps of $1,000.0 million notional amount as the underlying loans no longer exist. The loss from terminating the interest rate swaps is estimated to be approximately $13.6 million before income taxes.

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

Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Securities Exchange Act, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of December 31, 2009, the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting. We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material adverse effect on our financial statements.

Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on management’s assessment and the COSO criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on our internal control over financial reporting. Ernst & Young LLP’s report appears below under this Item 9A and expresses an unqualified opinion on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls. Our management, including our Chief Executive Officer and our Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the
Stockholders of Life Technologies Corporation

We have audited Life Technologies Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Life Technologies Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California
February 26, 2010

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information required by this Item relating to our executive officers appears under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, which information is incorporated herein by reference. Information required by this Item relating to our directors and the committees of our board of directors is incorporated by reference to our definitive proxy statement for the 2010 Annual Meeting of Stockholders to be held April 29, 2010 filed with the SEC (Proxy Statement) under the heading “Election of Directors.” Information about Section 16 reporting compliance is incorporated by reference to the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.” Information regarding our code of ethics, which we call our Protocol, is incorporated by reference to the Proxy Statement under the heading “The Life Technologies Protocol.” The Life Technologies Protocol is also available on our website at www.lifetechnologies.com.

ITEM 11. Executive Compensation

Information required by this Item relating to director and officer compensation will appear under the headings “Executive Compensation”, “Compensation Committee Interlocks” and “Compensation Committee Report” in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be held April 29, 2010, which sections are incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item relating to securities authorized under our equity plans will appear under the heading “Equity Compensation Plan Information” and information required by this Item relating to the beneficial ownership of our common stock will appear under the heading “Stock Ownership” in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be held on April 29, 2010, which sections are incorporated herein by reference.

ITEM 13. Certain Relationships and Related Party Transactions, and Director Independence

The information required by this Item relating to our related party transactions will appear under the heading “Certain Relationships and Related Party Transactions” and information required by this Item relating to the independence of our directors will appear under the heading “Election of Directors” in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be held April 29, 2010, which sections are incorporated herein by reference.

ITEM 14. Principal Accounting Fees and Services

Information required by this Item relating to auditor fees is incorporated by reference to our Proxy Statement for the 2010 Annual Meeting of Stockholders to be held April 29, 2010, under the heading “Principal Accounting Fees and Services.”

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)  1. Financial Statements

The following consolidated financial statements of Life Technologies Corporation are included in Item 8.

2.	Financial Statement Schedules: Schedule II—Valuation and Qualifying Accounts Financial statements and schedules other than those listed below in item (c) are omitted for reason that they are not applicable, are not required, or the information is included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

3.	List of exhibits filed with this Annual Report on Form 10-K: For a list of exhibits filed with this Form 10-K, refer to the exhibit index beginning on page 119.

(b)	Exhibits: For a list of exhibits filed with this Annual Report on Form 10-K, refer to the exhibit index beginning on page 115.

(c)  Financial Statement Schedules: Schedule II—Valuation and Qualifying Accounts (see next page).

Schedule II—Valuation and Qualifying Accounts

For the Years Ended December 31, 2009, 2008 and 2007

			Additions
		Net	Acquired
	Balance	Additions	(Excess Reserve		Foreign
	at	Charged	Reductions)		Currency	Balance at
	Beginning	(Credited)	from Business		Effect on	End of
(in thousands)	of Period	to Expense	Combinations	Deductions(1)	Translation	Period

Allowance for Doubtful Accounts
Year ended December 31, 2009	$14,649	$(1,744)	$141	$(2,653)	$416	$10,809
Year ended December 31, 2008	8,211	(182)	9,035	(2,283)	(132)	14,649
Year ended December 31, 2007	6,968	1,938	—	(918)	223	8,211
Allowance for Inventory Accounts
Year ended December 31, 2009	$95,515	$15,306	$4,247	$(10,298)	$1,578	$106,348
Year ended December 31, 2008	45,978	10,099	49,659	(8,249)	(1,972)	95,515
Year ended December 31, 2007	41,186	1,762	(1,151)	3,029	1,152	45,978
Restructuring Accrual
Year ended December 31, 2009	$69,099	$17,278	$29,256	$(89,480)	$395	$26,548
Year ended December 31, 2008	11,151	3,537	68,962	(14,551)	—	69,099
Year ended December 31, 2007	17,762	334	3,063	(10,095)	87	11,151
Accrued Claims and Assessments
Year ended December 31, 2009	$864	$13	$—	$(23)	$22	$876
Year ended December 31, 2008	749	335	—	(130)	(90)	864
Year ended December 31, 2007	—	—	781	(32)	—	749
Insurance, Environmental and
Divestiture Reserves
Year ended December 31, 2009	$13,248	$723	$(824)	$(1,856)	$—	$11,291
Year ended December 31, 2008	8,788	1,893	3,560	(993)	—	13,248
Year ended December 31, 2007	9,130	32	(333)	(41)	—	8,788
Product Warranty
Year ended December 31, 2009	$12,616	$12,050	$136	$(12,510)	$294	$12,586
Year ended December 31, 2008	213	3,124	11,047	(2,026)	258	12,616
Year ended December 31, 2007	125	88	—	—	—	213

(1)	Deductions for Allowance for Doubtful Accounts and Allowance for Inventory Accounts are for accounts receivable written off and disposal of obsolete inventory. Deductions for all other accounts are amounts paid in cash or reclassified to accounts payable or other accrued expenses.

Restructuring accrual costs are classified as follows at December 31:

(in thousands)
	2009	2008

Current portion	$26,548	$69,099

Total included above	$26,548	$69,099

Insurance, environmental and divestiture reserves are classified as follows at December 31:

(in thousands)
	2009	2008

Current portion	$7,131	$4,135
Long-term portion	4,160	9,113

Total included above	$11,291	$13,248

Net additions charged to expense for business integration costs reported in the Consolidated Statements of Operations are as follows for the year ended December 31:

(in thousands)
	2009	2008	2007

Business consolidation costs	$112,943	$38,647	$5,635

Total business consolidation costs	$112,943	$38,647	$5,635

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFE TECHNOLOGIES CORPORATION

Date: February 25, 2010	By:	/s/ Gregory T. Lucier
Gregory T. Lucier Chairman and Chief Executive Officer (Principal Executive Officer and Authorized Signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Gregory T. Lucier Gregory T. Lucier	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2010

/s/ David F. Hoffmeister David F. Hoffmeister	Chief Financial Officer (Principal Financial Officer)	February 25, 2010

/s/ Kelli A. Richard Kelli A. Richard	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2010

/s/ George F. Adam, Jr. George F. Adam, Jr.	Director	February 25, 2010

/s/ Raymond V. Dittamore Raymond V. Dittamore	Director	February 25, 2010

/s/ Donald W. Grimm Donald W. Grimm	Director	February 25, 2010

/s/ Balakrishnan S. Iyer Balakrishnan S. Iyer	Director	February 25, 2010

/s/ Arnold J. Levine, Ph.D. Arnold J. Levine, Ph.D.	Director	February 25, 2010

/s/ William H. Longfield William H. Longfield	Director	February 25, 2010

/s/ Bradley G. Lorimier Bradley G. Lorimier	Director	February 25, 2010

/s/ Ronald A. Matricaria Ronald A. Matricaria	Director	February 25, 2010

SIGNATURE	TITLE	DATE

/s/ Per A. Peterson, Ph.D. Per A. Peterson, Ph.D.	Director	February 25, 2010

/s/ W. Ann Reynolds, Ph.D. W. Ann Reynolds, Ph.D.	Director	February 25, 2010

/s/ William S. Shanahan William S. Shanahan	Director	February 25, 2010

/s/ David C. U’prichard, Ph.D. David C. U’Prichard, Ph.D.	Director	February 25, 2010

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

1.1	Underwriting Agreement by and among Life Technologies and Banc of America Securities LLC, Goldman, Sachs & Co. and J.P Morgan Securities Inc., as representatives of the several underwriters named therein, dated as of February 11, 2010.(1)
2.1	Agreement and Plan of Merger by and among Invitrogen Corporation, Atom Acquisition, LLC and Applera Corporation dated as of June 11, 2008.(2)
2.2	Amendment No. 1 to Agreement and Plan of Merger by and among Invitrogen Corporation, Atom acquisition, LLC and Applied Biosystems Inc., dated as of September 9, 2008.(3)
2.3	Amendment No. 2 to Agreement and Plan of Merger by and among Invitrogen Corporation, Atom acquisition, LLC and Applied Biosystems Inc., dated as of October 15, 2008.(4)
3.1	Restated Certificate of Incorporation of Life Technologies.(5)
3.2	Fourth Amended and Restated Bylaws of Life Technologies.(6)
4.1	Specimen Common Stock Certificate.(7)
4.2	2% Convertible Senior Notes Due 2023, Registration Rights Agreement, by and among Life Technologies and UBS Securities LLC and Credit Suisse First Boston LLC, as Initial Purchasers, dated August 1, 2003.(8)
4.3	Indenture, by and between Life Technologies and U.S. Bank National Association, dated August 1, 2003.(8)
4.4	1 1/2% Convertible Senior Notes Due 2024, Registration Rights Agreement, by and among Life Technologies and UBS Securities LLC and Bear Stearns & Co Inc., as Initial Purchasers, dated February 19, 2004.(9)
4.5	Indenture, by and between Life Technologies and U.S. Bank National Association, dated February 19, 2004.(9)
4.6	Indenture, by and between Life Technologies and U.S. Bank National Association, dated as of December 14, 2004.(10)
4.7	3.25% Convertible Senior Notes Due 2025, Registration Rights Agreement, by and among Life Technologies and UBS Securities LLC and Banc of America Securities LLC., as Initial Purchasers, dated June 20, 2005.(11)
4.8	3.25% Convertible Senior Notes Due 2025, Indenture, by and between Life Technologies and U.S. Bank National Association, dated June 20, 2005.(11)
4.9	Indenture between Life Technologies and U.S. Bank National Association., as trustee, dated as of February 19, 2010.(12)
4.10	First Supplemental Indenture between Life Technologies and U.S. Bank National Association., as trustee, dated as of February 19, 2010, including the forms of the Life Technologies 3.375% Senior Notes due 2013, 4.400% Senior Notes due 2015 and 6.000% Senior Notes due 2020.(12)
10.1	Form of Indemnification Agreement for directors and executive officers.(13)
10.2	1997 Stock Option Plan, as amended, and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder.(13)(40)
10.3	1998 Employee Stock Purchase Plan, as amended, and form of subscription agreement thereunder.(13)(39)(40)
10.4	The Perkin-Elmer Corporation Supplemental Retirement Plan effective as of August 1, 1979, as amended through October 1, 1996.(14)(40)
10.5	Rights Agreement, by and between Invitrogen and Fleet National Bank Rights Agent, dated February 27, 2001.(15)
10.6	2000 Nonstatutory Stock Option Plan, as amended and restated on July 19, 2001.(16)(40)
10.7	Amended and Restated 401(k) Plan, effective as of January 1, 2002.(17)(40)
10.8	Deferred Compensation Plan, as amended and restated effective as of January 1, 2002.(18)(40)
10.9	NSO Agreement by and between Invitrogen Corporation and Gregory T. Lucier, dated as of May 30, 2003.(19)(40)

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

10.10	Employment Agreement by and between Invitrogen Corporation and Gregory T. Lucier, to be effective as of May 26, 2003.(20)(40)
10.11	Indemnification Agreement by and between Invitrogen Corporation and Gregory T. Lucier, dated as of May 26, 2003.(20)
10.12	Restricted Stock Agreement by and between Invitrogen Corporation and Nicholas Barthelemy, dated as of March 10, 2004.(9)(40)
10.13	Excess Benefit Plan, as amended and restated effective July 1, 2004.(21)(40)
10.14	Executive Health Plan.(22)(40)
10.15	Financial Planning Benefit Plan.(22)(40)
10.16	Supplemental Long Term Disability Plan.(22)(40)
10.17	Invitrogen Corporation Deferred Stock Unit Plan.(22)(40)
10.18	Employment Agreement by and between Invitrogen Corporation and David F. Hoffmeister, effective October 13, 2004.(23)(40)
10.19	Notice of Grant and Incentive Stock Option Agreement by and between Invitrogen Corporation and David F. Hoffmeister, effective October 13, 2004.(23)(40)
10.20	Notice of Grant and Nonstatutory Stock Option Agreement by and between Invitrogen Corporation and David F. Hoffmeister, effective October 13, 2004.(23)(40)
10.21	Notice of Grant and Restricted Stock Unit Agreement by and between Invitrogen Corporation and David F. Hoffmeister, dated 13, 2004.(23)(40)
10.22	Indemnification Agreement by and between Invitrogen Corporation and David F. Hoffmeister, dated as of October 13, 2004.(23)
10.23	Form of Director Stock Option Agreement pursuant to the Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan.(24)
10.24	Form of Director Stock Award Agreement pursuant to the Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan.(24)
10.25	Summary of Life Technologies Corporation Mid-Term Incentive Compensation Plan.(25)(40)
10.26	Form of Non-Employee Director Stock Option Agreement.(26)
10.27	Form of Non-Employee Director Restricted Stock Unit Agreement.(26)
10.28	Summary of Non-Employee Director Compensation Program.(26)
10.29	Form of Non-Qualified Stock Option Agreement for executive officers pursuant to The Perkin-Elmer Corporation 1997 Stock Incentive Plan.(27)
10.30	Form of Non-Qualified Stock Option Agreement for executive officers pursuant to the Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan.(27)
10.31	Form of Incentive Stock Option Agreement for executive officers pursuant to the Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan.(27)
10.32	Form of Restricted Stock Bonus Agreement for executive officers pursuant to the Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan.(27)
10.33	Letter Agreement by and between Invitrogen Corporation and Peter M. Leddy, effective July 5, 2005.(28)(40)
10.34	Change-in-Control Agreement by and between Invitrogen Corporation and Peter M. Leddy, dated as of July 5, 2005.(28)(40)
10.35	Indemnification Agreement by and between Invitrogen Corporation and Peter M. Leddy, dated as of July 5, 2005.(28)
10.36	Form of Restricted Stock Unit Award Agreement for awards to executive officers pursuant to the Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan relating to performance during the 2006 through 2009 fiscal years.(29)
10.37	Amendment, dated as of November 17, 2005, to the Deferred Compensation Plan.(29)
10.38	Form of Incentive Stock Option Agreement under 2004 Equity Incentive Plan.(30)(40)

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

10.39	Form of Nonstatutory Stock Option Agreement under 2004 Equity Incentive Plan.(30)(40)
10.40	Form of Restricted Stock Units Agreement under 2004 Equity Incentive Plan.(30)(40)
10.41	Form of Restricted Stock Unit Award Agreement for awards to executive officers pursuant to the Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan that vest based on performance.(31)
10.42	Form of Performance Share Award Agreement for executive officers pursuant to the Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan relating to performance during the 2007 through 2009 fiscal years.(32)
10.43	Supplemental Executive Retirement Plan effective as of December 31, 2005, as amended and restated as of August 28, 2006.(32)(40)
10.44	Form of Change-in-Control Agreement for executive officers employed between February 28, 2007 and September 1, 2008.(33)(40)
10.45	Form of Amended and Restated Change-in-Control Agreement for the Chief Executive Officer.(33)(40)
10.46	Form of Change-in-Control Agreement for executive officers employed on or before February 28, 2007.(33)(40)
10.47	Form of Non-Qualified Stock Option Agreement for executive officers pursuant to the Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan, as amended on October 19, 2006.(34)
10.48	Notice of Grant of Performance Shares.(35)(40)
10.49	Performance Share Award Agreement.(35)(40)
10.50	Commitment Letter dated as of June 11, 2008, among Bank of America, N.A., Banc of America Securities LLC, UBS Loan Finance LLC, UBS Securities LLC, Morgan Stanley Senior Funding Inc. and Invitrogen Corporation.(2)
10.51	Form of Change-in-Control Agreement for executive officers employed after September 1, 2008.(36)(40)
10.52	Credit Agreement, dated as of November 21, 2008, among Life Technologies Corporation, as the Borrower, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.(37)
10.53	Pledge Agreement, dated as of November 21, 2008, among Life Technologies, as the Guarantor, the guarantors from time to time party thereto, and Bank of America, N.A., as Collateral Agent.(37)
10.54	Security Agreement, dated as of November 21, 2008, among Life Technologies, as the Guarantor, the guarantors from time to time party thereto, and Bank of America, N.A., as Collateral Agent.(37)
10.55	Employment Agreement between Life Technologies Corporation and Mark P. Stevenson, dated November 20, 2008.(37)
10.56	Limited Waiver and Release of Rights to Terminate for Good Reason Under the Change-in-Control Agreement between Life Technologies Corporation and David F. Hoffmeister, dated November 21, 2008.(37)
10.57	Limited Waiver and Release of Rights to Terminate for Good Reason Under the Change-in-Control Agreement between Life Technologies Corporation and Peter M. Leddy, Ph.D, dated November 21, 2008.(37)
10.58	Limited Waiver and Release of Rights to Terminate for Good Reason Under the Change-in-Control Agreement between Life Technologies Corporation and Claude D. Benchimol, dated November 21, 2008.(37)
10.59	Limited Waiver and Release of Rights to Terminate for Good Reason Under the Change-in-Control Agreement between Life Technologies Corporation and Nicolas M. Barthelemy, dated November 21, 2008.(37)
10.60	Amendment to Change-in-Control Agreement between Life Technologies Corporation and David F. Hoffmeister, dated November 21, 2008.(37)(40)

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

10.61	Amendment to Change-in-Control Agreement between Life Technologies Corporation and Peter M. Leddy, Ph.D, dated November 21, 2008.(37)(40)
10.62	Amendment to Change-in-Control Agreement between Life Technologies Corporation and Claude D. Benchimol, dated November 21, 2008.(37)(40)
10.63	Amendment to Change-in-Control Agreement between Life Technologies Corporation and Nicolas M. Barthelemy, dated November 21, 2008.(37)(40)
10.64	Executive Officer Severance Plan and Summary Plan Description. (37)(40)
10.65	Agreement Regarding Chief Financial Officer Compensation. (37)(40)
10.66	Agreement Regarding Named Executive Officer Compensation. (37)(40)
10.67	Agreement Regarding Chief Executive Officer Compensation.(37)(40)
10.68	The Perkin-Elmer Corporation 1997 Stock Incentive Plan.(38)(40)
10.69	Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan, effective October 21, 2004.(38)(40)
10.70	Amended and Restated 1993 Director Stock Purchase and Deferred Compensation Plan.(38)(40)
10.71	PE Corporation/PE Biosystems Group 1999 Stock Incentive Plan.(38)(40)
10.72	Life Technologies Corporation Amended and Restated 1999 Stock Incentive Plan.(38)(40)
10.73	Life Technologies Corporation Amended and Restated 1999 Employee Stock Purchase Plan.(39)(40)
10.74	Life Technologies Corporation 2009 Equity Incentive Plan.(39)(40)
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Financial Officer

(1)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on February 17, 2010 (File No. 000-25317).

(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on June 16, 2008 (File No. 000-25317).

(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on September 10, 2008 (File No. 000-25317).

(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on October 15, 2008 (File No. 000-25317).

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2008 (File No. 000-25317), as amended.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 27, 2009 (File No. 000-25317).

(7)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-68665).

(8)	Incorporated by reference to Registrant’s Registration Statement on Form S-3, filed on October 29, 2003. (File No. 333-110060).

(9)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2004 (File No. 000-25317).

(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004 (File No. 000-25317), as amended.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on June 24, 2005 (File No. 000-25317).

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 19, 2010 (File No. 000-25317).

(13)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, filed on December 10, 1998 (File No. 333-68665).

(14)	Incorporated by reference to the Annual Report of Applied Biosystems Inc. on Form 10-K for the Year Ended June 30, 2000 (File No. 001-04389).

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 30, 2001 (File No. 000-25317).

(16)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2001 (File No. 000-25317).

(17)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2001 (File No. 000-25317), as amended.

(18)	Incorporated by reference to the Quarterly Report of Applied Biosystems Inc. on Form 10-Q for the Quarterly Period Ended December 31, 2001 (File No. 001-04389).

(19)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, filed on May 30, 2003 (File No. 333-105730).

(20)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2003 (File No. 000-25317).

(21)	Incorporated by reference to the Annual Report of Applied Biosystems Inc. on Form 10-K for the Year Ended June 30, 2004 (File No. 001-04389).

(22)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2004. (File No. 000-25317).

(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 18, 2004 (File No. 000-25317).

(24)	Incorporated by reference to the Current Report of Applied Biosystems Inc. on Form 8-K, filed on October 27, 2004 (File No. 001-04389).

(25)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on January 31, 2005 (File No. 000-25317).

(26)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 14, 2005 (File No. 000-25317).

(27)	Incorporated by reference to Exhibit 10.4.2 to Annual Report of Applied Biosystems Inc. on Form 10-K for the Year Ended June 30, 2005 (File No. 001-04389).

(28)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 11, 2005 (File No. 000-25317).

(29)	Incorporated by reference to the Quarterly Report of Applied Biosystems Inc. on Form 10-Q for the Quarterly Period Ended December 31, 2005 (File No. 001-04389).

(30)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 27, 2006 (File No. 000-25317).

(31)	Incorporated by reference to the Annual Report of Applied Biosystems Inc. on Form 10-K for the Year Ended June 30, 2006 (File No. 001-04389).

(32)	Incorporated by reference to the Quarterly Report of Applied Biosystems Inc. on Form 10-Q for the Quarterly Period Ended September 30, 2006 (File No. 001-04389).

(33)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 2, 2007 (File No. 000-25317).

(34)	Incorporated by reference to the Quarterly Report of Applied Biosystems Inc. on Form 10-Q for the Quarterly Period Ended March 31, 2007 (File No. 001-04389).

(35)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on August 1, 2007 (File No. 000-25317).

(36)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 4, 2008 (File No. 000-25317).

(37)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 28, 2008 (File No. 000-25317).

(38)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, filed on December 2, 2008 (File No. 333-155809).

(39)	Incorporated by reference to the Registrant’s Proxy Statement, filed on March 20, 2009 (File No. 000-25317).

(40)	Management contract or compensatory plan or arrangement.