Form 10-Q
period 2010-03-31
Life Technologies Corp
filed 2010-05-06
CIK 1073431

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from______ to______
Commission file number: 0-25317

LIFE TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0373077 (I.R.S. Employer Identification No.)

5791 Van Allen Way, Carlsbad, CA (Address of principal executive offices)	92008 (Zip Code)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ or No ☑
As of May 5, 2010, 182,607,998 shares of the Registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
LIFE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$609,153	$596,587
Short-term investments	13,231	10,766
Restricted cash and investments	19,526	40,721
Trade accounts receivable, net of allowance for doubtful accounts of $10,161 and $10,809, respectively	526,655	591,058
Inventories, net	323,866	353,222
Deferred income tax assets	14,808	19,822
Prepaid expenses and other current assets	176,835	183,988

Total current assets	1,684,074	1,796,164

Long-term investments (includes $34,375 and $34,800 measured at fair value, respectively)	42,326	380,167
Property and equipment, net	813,473	829,032
Goodwill	3,794,702	3,783,806
Intangible assets, net	2,008,710	2,071,607
Deferred income tax assets	14,222	106,562
Other assets	98,014	148,402

Total assets	$8,455,521	$9,115,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$345,860	$481,701
Accounts payable	172,549	237,250
Restructuring accrual	26,047	26,548
Deferred compensation and related benefits	144,905	244,625
Deferred revenues and reserves	96,912	129,035
Accrued expenses and other current liabilities	197,155	203,139
Accrued income taxes	136,984	63,425

Total current liabilities	1,120,412	1,385,723

Long-term debt	2,289,660	2,620,089
Pension liabilities	147,868	155,934
Deferred income tax liabilities	518,799	693,256
Income taxes payable	117,100	118,084
Other long-term obligations, deferred credits and reserves	79,963	115,986

Total liabilities	4,273,802	5,089,072

Stockholders’ equity:
Preferred stock; $0.01 par value, 6,405,884 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value, 400,000,000 shares authorized; 198,322,582 and 196,297,725 shares issued, respectively	1,983	1,963
Additional paid-in-capital	4,854,640	4,784,786
Accumulated other comprehensive income	60,672	51,968
Retained earnings	245,710	154,204
Less cost of treasury stock: 16,509,516 shares and 16,214,572 shares, respectively	(981,286)	(966,253)

Total stockholders’ equity	4,181,719	4,026,668

Total liabilities and stockholders’ equity	$8,455,521	$9,115,740

See accompanying notes to unaudited consolidated financial statements.

LIFE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the three months
	ended March 31,
(Unaudited)	2010	2009
Revenues	$884,943	$775,737
Cost of revenues	281,754	320,159
Purchased intangibles amortization	70,086	70,892

Gross profit	533,103	384,686

Operating expenses:
Selling, general and administrative	259,685	241,095
Research and development	86,353	80,320
Business integration costs	25,266	27,398

Total operating expenses	371,304	348,813

Operating income	161,799	35,873

Other income (expense):
Interest income	1,347	1,416
Interest expense	(41,518)	(48,136)
Loss on early extinguishment of debt	(54,185)	—
Gain on divestiture of equity investments	45,137	—
Other income (expense)	(3,997)	206

Total other expense, net	(53,216)	(46,514)

Income (loss) before provision for income taxes	108,583	(10,641)
Income tax benefit (provision)	(17,076)	26,245

Net income	$91,507	$15,604

Earnings per common share:
Basic	$0.51	$0.09
Diluted	$0.48	$0.09

Weighted average shares used in per share calculations:
Basic	180,867	173,713
Diluted	189,834	175,380
See accompanying notes to unaudited consolidated financial statements.

LIFE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the three months
	ended March 31,
	2010	2009
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$91,507	$15,604
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of businesses acquired and divested:
Depreciation	31,479	27,263
Amortization of intangible assets	72,129	73,587
Amortization of deferred debt issuance costs	57,830	5,244
Amortization of inventory fair market value adjustments	209	61,175
Amortization of deferred revenue fair market value adjustment	2,535	13,162
Share-based compensation expense	18,599	13,474
Incremental tax benefits from stock options exercised	(11,500)	—
Deferred income taxes	(92,321)	9,129
Loss on disposal of assets	25	1,109
Gain on sale of equity investment	(45,137)	—
Debt discount cost amortization	11,191	10,471
Other non-cash adjustments	14,931	(210)
Changes in operating assets and liabilities:
Trade accounts receivable	(17,384)	(9,884)
Inventories	(26,096)	(27,599)
Prepaid expenses and other current assets	8,262	23,381
Other assets	(7,237)	5,620
Accounts payable	(43,670)	(4,188)
Accrued expenses and other liabilities	(79,056)	(49,087)
Income taxes	84,527	(63,882)

Net cash provided by operating activities	70,823	104,369

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(2,536)	(3,424)
Net cash paid for business combinations	(34,594)	(17,322)
Net cash paid for asset purchases	(1,300)	(13,540)
Purchases of property and equipment	(30,285)	(26,045)
Net cash received for divestiture of equity investment	462,792	—

Net cash provided by (used in) investing activities	394,077	(60,331)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term obligations	1,496,693	—
Principal payments on long-term obligations	(1,972,512)	(20,000)
Issuance cost payments on long-term obligations	(14,424)	—
Incremental tax benefits from stock options exercised	11,500	—
Proceeds from sale of common stock	39,932	7,515
Capital lease payments	(512)	—
Purchase of treasury stock	(15,034)	(813)

Net cash used in financing activities	(454,357)	(13,298)
Effect of exchange rate changes on cash	2,023	(18,983)

Net increase in cash and cash equivalents	12,566	11,757
Cash and cash equivalents, beginning of period	596,587	335,930

Cash and cash equivalents, end of period	$609,153	$347,687

See accompanying notes to unaudited consolidated financial statements.

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
Financial Statement Preparation
     The unaudited consolidated financial statements have been prepared by Life Technologies Corporation according to the rules and regulations of the Securities and Exchange Commission (SEC) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. The Company has evaluated subsequent events through the date the financial statements were issued.
     In the opinion of management, the accompanying unaudited consolidated financial statements for the periods presented reflect all adjustments, which are normal and recurring, necessary to fairly state the financial position, results of operations and cash flows. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on February 26, 2010.
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
Reclassification
     The Company has reclassified the historically presented divisional revenue to conform to the current year presentation. The reclassification had no impact on previously reported results of operations or financial position.
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
Computation of Earnings Per Share
     Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur from the following items:
•	Convertible subordinated notes where the effect of those securities is dilutive;

•	Dilutive stock options;

•	Dilutive restricted stock; and

•	Dilutive Employee Stock Purchase Plan (ESPP)
     Computations for basic and diluted earnings per share are as follows:

	Net Income	Shares	Earnings
(in thousands, except per share data) (unaudited)	(Numerator)	(Denominator)	Per Share
Three Months Ended March 31, 2010
Basic earnings per share:
Net income	$91,507	180,867	$0.51

Diluted earnings per share:
Dilutive stock options	—	4,823
Dilutive restricted stock	—	266
Employee Stock Purchase Plan	—	159
3 1/4% Convertible Senior Notes due 2025	—	242
1 1/2% Convertible Senior Notes due 2024	31	69
2% Convertible Senior Notes due 2023	20	3,408

Net income plus assumed conversions	$91,558	189,834	$0.48

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		3,889
Three Months Ended March 31, 2009
Basic earnings per share:
Net income	$15,604	173,713	$0.09

Diluted earnings per share:
Dilutive stock options	—	1,290
Dilutive restricted stock	—	320
Employee Stock Purchase Plan	—	57

Net income plus assumed conversions	$15,604	175,380	$0.09

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		17,803
3 1/4% Convertible Senior Notes due 2025		7,124
2% Convertible Senior Notes due 2023		10,258
1 1/2% Convertible Senior Notes due 2024		8,821
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
     Prior to February 1, 2010, the Company had a qualified (the 2004 Plan) employee stock purchase plan whereby eligible employees of Life Technologies (previously known as Invitrogen Corporation) could elect to withhold up to 15% of their compensation to purchase shares of the Company’s stock on a quarterly basis at a discounted price equal to 85% of the lower of the employee’s offering price or the closing price of the stock on the date of purchase. The Company also had a qualified (the 1999 Plan) employee stock purchase plan whereby eligible legacy Applied Biosystems Inc. (AB) employees could elect to withhold up to 10% of their compensation to purchase shares of the Company’s stock on a quarterly basis at a discounted price equal to 85% of the lower of the employee’s offering price or the closing price of the stock on the date of purchase.
     Effective February 1, 2010 the Company has a new qualified employee stock purchase plan (the 2010 Plan) which will ultimately cover all eligible employees of the Company. Eligible employees may elect to withhold up to 15% of their compensation to purchase shares of the Company’s stock on a quarterly basis at a discounted price equal to 85% of the lower of the employee’s offering price or the closing price of the stock on the date of purchase. The 2010 Plan replaces the 1999 Plan acquired as a result of the AB acquisition. Employees grandfathered under the 2004 Plan may continue to purchase under the 2004 Plan for a maximum of two years from the offering date of their subscription.

     The Company uses the Black-Scholes option-pricing model (Black-Scholes model) to value share-based employee stock option and purchase right awards. The determination of fair value of stock-based payment awards using an option-pricing model requires the use of certain estimates and assumptions that affect the reported amount of share-based compensation cost recognized in the Consolidated Statements of Operations. Among these include the expected term of options, estimated forfeitures, expected volatility of the Company’s stock price, expected dividends and the risk-free interest rate.
     The expected term of share-based awards represents the weighted-average period the awards are expected to remain outstanding and is an input in the Black-Scholes model. In determining the expected term of options, the Company considered various factors including the vesting period of options granted, employees’ historical exercise and post-vesting employment termination behavior, expected volatility of the Company’s stock and aggregation by homogeneous employee groups. The Company used a combination of the historical volatility of its stock price and the implied volatility of market-traded options of the Company’s stock with terms of up to approximately two years to estimate the expected volatility assumption input to the Black-Scholes model in accordance with ASC Topic 718, Compensation—Stock Compensation. The Company’s decision to use a combination of historical and implied volatility was based upon the availability of actively traded options of its stock and its assessment that such a combination was more representative of future expected stock price trends. The risk-free interest rate is based upon United States Treasury securities with remaining terms similar to the expected term of the share-based awards. The expected dividend yield assumption is based on the Company’s expectation of future dividend payouts. The Company has never declared or paid any cash dividends on its common stock and currently does not anticipate paying such cash dividends.
Stock Options and Purchase Rights
     The underlying assumptions used to value employee stock options and purchase rights granted during the three months ended March 31, 2010 and 2009 were as follows:

	Three months ended
	March 31,
(unaudited)	2010	2009
Stock Options
Weighted average risk free interest rate	1.99%	1.68%
Expected term of share-based awards	4.4 yrs	4.5 yrs
Expected stock price volatility	31%	46%
Expected dividend yield	0%	0%
Weighted average fair value of share-based awards granted	$14.77	$11.39
Purchase Rights
Weighted average risk free interest rate	0.59%	1.61%
Expected term of share-based awards	0.82 yrs	0.4 yrs
Expected stock price volatility	44%	52%
Expected dividend yield	0%	0%
Weighted average fair value of share-based awards granted	$9.06	$7.87
     The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes. The Company considered its historical experience of pre-vesting option forfeitures as the basis to arrive at its estimated annual pre-vesting option forfeiture rate of 5.7% and 6.5% per year for the three months ended March 31, 2010 and 2009, respectively. All option awards, including those with graded vesting, were valued as a single award with a single average expected term and are amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. At March 31, 2010, there was $66.2 million remaining in unrecognized compensation cost related to employee stock options, which is expected to be recognized over a weighted average period of 1.9 years. No compensation cost was capitalized in inventory during the three months ended March 31, 2010 as the amounts involved were not material.
     Total share-based compensation expense for employee stock options and purchase rights for the three months ended March 31, 2010 and 2009 was comprised of the following:

	Three months ended
	March 31,
(in thousands, except per share amounts) (unaudited)	2010	2009
Cost of revenues	$1,305	$913
Selling, general and administrative	7,581	7,678
Research and development	1,622	1,304

Share-based compensation expense before taxes	10,508	9,895
Related income tax benefits	2,840	2,594

Share-based compensation expense, net of taxes	$7,668	$7,301

Net share-based compensation expense per common share:
Basic	$0.04	$0.04
Diluted	$0.04	$0.04

Restricted Stock Units
     Restricted stock units represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. An exercise price and monetary payment are not required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. Restricted stock units have cliff vesting terms which range from one to five years; however, these units generally vest over two to three years. Compensation cost for these awards is based on the estimated fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. There were no pre-vesting forfeitures estimated for the three months ended March 31, 2010 and 2009. For the three months ended March 31, 2010 and 2009, the Company recognized $8.1 million and $3.9 million, respectively, in share-based compensation cost related to these restricted stock unit awards. At March 31, 2010, there was $102.7 million remaining in unrecognized compensation cost related to these awards, which is expected to be recognized over a weighted average period of 2.6 years. The weighted average fair value of restricted stock units granted during the three months ended March 31, 2010 and 2009 was $51.99 and $29.06, respectively.
Recent Accounting Pronouncements
     In October 2009, The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-14, Revenue Arrangements Containing Software Elements, updating ASC Topic 605, Revenue Recognition. This guidance amends ASU 2009-13 to exclude from its scope all tangible products containing both software and non-software components that operate together to deliver the product’s essential functionality. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted; therefore, the Company has adopted this pronouncement in the fiscal year beginning January 1, 2010 along with other related pronouncements. Upon adoption, the pronouncement did not have a material impact on its consolidated financial statements and is not expected to have a material impact on our future operating results.
     In October 2009, FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements a Consensus of the FASB Emerging Issues Task Force, updating ASC Topic 605, Revenue Recognition. ASU 2009-13 requires multiple-deliverable arrangements to be separated using a selling price hierarchy for determining the selling price of a deliverable and significantly expands disclosure requirements of such arrangements. The selling price for each deliverable will be based on vendor-specific objective evidence (VSOE) if available, the third-party evidence if VSOE is not available, or estimated selling price if VSOE and third-party evidence are not available. Arrangement consideration will be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s estimated selling price. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted; therefore, the Company has adopted this pronouncement in the fiscal year beginning January 1, 2010 along with other related pronouncements. Upon adoption, the pronouncement did not have a material impact on its consolidated financial statements and is not expected to have a material impact on our future operating results.
2. Composition of Certain Financial Statement Items
Fair Value of Financial Instruments
     The Company has certain financial instruments in which the carrying value does not equal the fair value. The estimated fair value of the convertible senior notes is determined by using observable market information and valuation methodologies that correlate fair value with the market price of the Company’s common stock, and the estimated fair value of the senior notes, the secured loan, and the term loans was determined by using observable market information.

     The fair value and carrying amounts of the Company’s long-term debt obligations were as follows:

	Fair Value		Carrying Amounts
	March 31,	December 31,	March 31,	December 31,
	2010	2009	2010	2009
(in thousands)	(unaudited)		(unaudited)
3.375% Senior Notes (principal due 2013)	$252,745	$—	$249,886	$—
4.400% Senior Notes (principal due 2015)	507,125	—	498,365	—
6.000% Senior Notes (principal due 2020)	767,505	—	748,479	—
2% Convertible Senior Notes (principal due 2023)	530,365	535,081	343,730	339,595
1 1/2% Convertible Senior Notes (principal due 2024)	508,500	472,500	414,171	409,858
3 1/4% Convertible Senior Notes (principal due 2025)	412,444	400,750	338,652	336,481
Term Loan A	—	1,313,375	—	1,330,000
Term Loan B	—	645,713	—	642,500
Secured Loan	34,375	34,800	34,375	34,800
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
     The Company invests its excess cash in marketable securities, money market funds, corporate notes, government securities, highly liquid debt instruments, time deposits, and certificates of deposit with original maturities of three months or less at the date of purchase. These instruments are readily convertible into cash. The Company has established guidelines that maintain safety and liquidity. The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. The cost of securities sold is based on the specific identification method.
     Investments consisted of the following:

	March 31,	December 31,
	2010	2009
(in thousands)	(unaudited)
Short-term
Bank deposits	$13,231	$10,766

Total short-term investments	13,231	10,766
Long-term
Auction rate securities	29,964	30,827
Put option	4,411	3,973
Equity securities	7,951	345,367

Total long-term investments	42,326	380,167

Total investments	$55,557	$390,933

     The Company evaluates its investments in equity and debt securities that are accounted for using the equity method or cost method or that are classified as available-for-sale or held-to-maturity to determine whether an other-than-temporary impairment or a credit loss exists at period end for such investments. In January 2010, the Company completed the sale of its equity method investment in the Applied Biosystems/MDS Analytical Technologies Instruments joint venture and selected assets and liabilities directly attributable to the joint venture to Danaher Corporation. The investment represented $337.4 million in equity securities at December 31, 2009. Refer to Note 3 “Business Combinations” for further detail on the divestiture. At March 31, 2010, the aggregate carrying amounts of cost method investments in non-publicly traded companies, which approximated the fair value of the investments, was $8.0 million. The assessment of fair value is based on valuation methodologies using Level 3 unobservable inputs, which include discounted cash flows, estimates of sales proceeds and appraisals, as appropriate. At March 31, 2010, the Company did not carry any available-for-sale securities. During the three months ended March 31, 2010, there were no unrealized gains or losses recorded in accumulated other comprehensive income and there were no gains or losses reclassified out of accumulated other comprehensive income to earnings as a result of the sales of available-for-sale securities. In addition, the Company did not recognize any net gains or losses related to the trading securities for the three months ended March 31, 2010.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
     The following table represents the financial instruments measured at fair value on a recurring basis on the financial statements of the Company subject to ASC Topic 820, Fair Value Measurements and Disclosures and the valuation approach applied to each class of financial instruments:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
	Balance at	Active Markets	Significant Other	Significant
(in thousands)(unaudited)	March 31,	for Identical Assets	Observable Inputs	Unobservable Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Bank time deposits	$13,231	$13,231	$—	$—
Money market funds	108,899	108,899	—	—
Deferred compensation plan assets- mutual funds	23,665	23,665	—	—
Assets-derivative forward exchange contracts	24,853	—	24,853	—
Auction rate securities	29,964	—	—	29,964
Put option	4,411	—	—	4,411

Total assets	$205,023	$145,795	$24,853	$34,375

Liabilities-derivative forward exchange contracts	14,028	—	14,028	—

Total liabilities	$14,028	$—	$14,028	$—

     At March 31, 2010, the carrying value of the financial instruments measured and classified within Level 1 was based on quoted prices and marked to market.
     Exchange traded derivatives are valued using quoted market prices and classified within Level 1 of the fair value hierarchy. Level 2 derivatives include foreign currency forward contracts for which fair value is determined by using observable market spot rates and forward points adjusted by risk-adjusted discount rates. The risk-adjusted discount rate is derived by United States dollar zero coupon yield bonds for the corresponding duration of the maturity of derivatives, then adjusted with a counter party default risk for the value of our derivative assets or our credit risk for the value of our derivative liabilities. Credit risk is derived by observable credit default swaps (CDS) spreads. Because CDS spreads information is not available for our Company, our credit risk is determined by analyzing CDS spreads of similar size public entities in the same industry with similar credit ratings. The value of our derivatives discounted by risk-adjusted discount rates represents the present value of amounts estimated to be received for the assets or paid to transfer the liabilities at the measurement date from a marketplace participant in settlement of these instruments.
     As of March 31, 2010, the Company holds $34.4 million in auction rate securities with UBS Investment Bank. Auction rate securities are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every seven to thirty-five days. The underlying assets of the auction rate securities we hold, including the securities for which auctions have failed, are student loans which are guaranteed by the United States government under the Federal Education Loan Program. Beginning in February 2008, auctions failed for the Company’s holdings because sell orders exceeded buy orders. As a result of the failed auctions, the Company is holding illiquid securities because the funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. In August 2008, UBS announced that it agreed to a settlement in principle with the SEC and other state regulatory agencies represented by North American Securities Administrators Association to restore liquidity to all remaining clients who hold auction rate securities. UBS committed to repurchase auction rate securities from their private clients at par beginning January 1, 2009. During the three months ended March 31, 2010, UBS repurchased $0.4 million of auction rate securities at par from the Company. The Company intends to have the settlement of the remaining balance of $34.4 million completed by July 2012. Until UBS fully redeems the Company’s auction rate securities, UBS has loaned the Company at par without recourse and with accrued interest charges at the same rate as the yields earned on the underlying securities that serve as collateral for the loan. Because the Company has a right to sell its auction rate securities to UBS, this right is considered to be a put option, however, this put option does not meet the definition of a derivative under ASC Topic 815, Derivatives and Hedging, as auction rate securities are not readily convertible to cash. Thus, this put option will not be subsequently adjusted to fair value each reporting period. To create accounting symmetry for the fair value movement between auction rate securities and the put option, the Company elected the fair value option for the put option in accordance with ASC Topic 820, upon the execution of the loan agreement with UBS on the election date in November 2008. At the same time, the Company elected a transfer of auction rate securities from available-for-sale securities to trading securities due to the nature of the market conditions and the Company’s intended holding period.
     The Company anticipates that any future changes in the fair value of the put option will be offset by the changes in the underlying fair value of the related auction rate securities with no material net impact to the Consolidated Statements of Operations. This is further supported as the Company has already been provided a loan for the par value of the auction rate securities by UBS. The put option will continue to be measured at fair value utilizing Level 3 inputs until the earlier of its maturity or exercise. During the three months ended March 31, 2010, the Company did not recognize a net gain or loss related to the auction rate securities and the related put option. The fair market value of auction rate securities and the put option at March 31, 2010 and December 31, 2009 are reflected in long term investments in the Consolidated Balance Sheets.
     For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the three months ended March 31, 2010 by investment type:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Auction Rate
(in thousands)(unaudited)	Securities	Put Option	Total
Beginning balance at January 1, 2010	$30,827	$3,973	$34,800
Transfers into Level 3	—	—	—
Total realized/unrealized gains (losses)
Included in earnings	(438)	438	—
Purchases, issuances and settlements	(425)	—	(425)

Ending balance at March 31, 2010	$29,964	$4,411	$34,375

Total amount of unrealized losses for the period included in other comprehensive loss attributable to the change in fair market value of related assets still held at the reporting date	$—	$—	$—
     All realized and unrealized gains or losses related to financial instruments whose fair value is determined based on Level 3 inputs are included in other income.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
     The non-financial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. There were no non-financial assets and liabilities deemed to be other-than-temporarily impaired and measured at fair value on a nonrecurring basis for the three months ended March 31, 2010.
Foreign Currency and Derivative Financial Instruments
     Some of the Company’s reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in currency exchange rates from the point in which the transactions are originated until the settlement in cash. Both realized and unrealized gains and losses in the value of these receivables and payables are included in the determination of net income. Net currency exchange gains recognized on business transactions, net of hedging transactions, were $3.8 million and $1.4 million for the three months ended March 31, 2010 and March 31, 2009, respectively, and such gains are included in other income in the Consolidated Statements of Operations.
     To manage the foreign currency exposure risk, we use derivatives for activities in entities which have receivables and payables denominated in a currency other than the entity’s functional currency. Realized and unrealized gains or losses on the value of financial contracts entered into to hedge the exchange rate exposure of these receivables and payables are also included in the determination of net income as they have not been designated for hedge accounting under ASC Topic 815, Derivatives and Hedging. These contracts, which settle April 2010 through August 2010, effectively fix the exchange rate at which these specific receivables and payables will be settled in, so that gains or losses on the forward contracts offset the gains or losses from changes in the value of the underlying receivables and payables. At March 31, 2010, the Company had a notional principal amount of $1,243.9 million in foreign currency forward contracts outstanding to hedge currency risk relative to our foreign receivables and payables.
     The Company’s international operating units conduct business in, and have functional currencies that differ from the parent entity, and therefore, the ultimate conversion of these sales to cash in United States dollars is subject to fluctuations in foreign currency. The Company’s intent is to limit this exposure on the Company’s Consolidated Statement of Operations and Consolidated Statement of Cash Flows from changes in currency exchange rates through hedging. Upon entering derivative transactions, when the United States dollar strengthens significantly against foreign currencies, the decline in the United States dollar value of future foreign currency revenue is offset by gains in the value of the forward contracts designated as hedges. Conversely, when the United States dollar weakens, the opposite occurs. The Company’s currency exposures vary, but are primarily concentrated in the euro, British pound sterling, Japanese yen and Canadian dollar. The Company uses foreign currency forward contracts to mitigate foreign currency risk on forecasted foreign currency intercompany sales which are expected to be settled through December 2010. The change in fair value prior to their maturity is accounted for as cash flow hedges, and recorded in other comprehensive income, net of tax, in the Consolidated Balance Sheets according to ASC Topic 815, Derivatives and Hedging. To the extent any portion of the forward contracts is determined to not be an effective hedge, the increase or decrease in value prior to the maturity is recorded in other income or expense in the Consolidated Statements of Operations.
     At March 31, 2010, the Company had a notional principal amount of $491.9 million in foreign currency forward contracts outstanding to hedge foreign currency revenue risk under ASC Topic 815, Derivatives and Hedging. During the three months ended March 31, 2010, the Company did not have any material losses or gains related to the ineffective portion of its hedging instruments in other expense in the Consolidated Statements of Operations. No hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring for foreign currency forward contacts. The Company continuously monitors the probability of forecasted transactions as part of the hedge effectiveness testing. The Company reclasses deferred gains or losses reported in accumulated other comprehensive income into revenue when the consolidated earnings are impacted, which for intercompany sales are when the inventory is sold to a third party. For intercompany sales hedging, the Company uses an inventory turnover ratio for each international operating unit to align the timing of a hedged item and a hedging instrument to impact the Consolidated Statements of Operations during the same reporting period. At March 31, 2010, the Company expects to recognize $13.3 million of net gains on derivative instruments currently classified under accumulated other comprehensive income to revenue offsetting the change in revenue due to foreign currency translation during the next twelve months.
     In January of 2009, the Company entered into interest rate swap agreements that effectively convert variable rate interest payments to fixed rate interest payments for a notional amount of $1,000.0 million (a portion of term loan A) of which $300.0 million of swap payment arrangements would have expired in January of 2012 and $700.0 million of swap payment arrangements would have expired in January of 2013. During February 2010, term loan A and term loan B were fully repaid in conjunction with the new senior notes issuance. As a result, the Company has de-designated the hedging relationship since the forecasted transactions are no longer probable of occurring and has recognized a $12.9 million loss during the three months ended March 31, 2010 as a result of the discontinuance of the cash flow hedges in accordance with ASC Topic 815, Derivatives and Hedging. During the three months ended March 31, 2010 and 2009, there was no recognized gain or loss related to the ineffective portion of its hedging instruments in other expense in the Consolidated Statements of Operations.
     The following table summarizes the fair values of derivative instruments at March 31, 2010 and December 31, 2009:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
		March 31, 2010	December 31, 2009		March 31, 2010	December 31, 2009
(in thousands)	Balance Sheet Location	(unaudited)		Balance Sheet Location	(unaudited)
Derivatives instruments designated and qualified in cash flow hedges
Forward exchange contracts	Other current assets	$19,704	$4,333	Other current liabilities	$5,311	$11,582
Interest rate swap contracts	Other assets	—	—	Other long-term obligations	—	5,120

Total		$19,704	$4,333		$5,311	$16,702

Derivatives instruments not designated in cash flow hedges
Forward exchange contracts	Other current assets	$5,149	$15,470	Other current liabilities	$8,717	$9,556

Total		$5,149	$15,470		$8,717	$9,556

Total derivatives		$24,853	$19,803		$14,028	$26,258

     The following table summarizes the effect of derivative instruments on the Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009:

	Three months ended March 31, 2010			Three months ended March 31, 2009
	Amount of	Location of	Amount of	Amount of	Location of	Amount of
	(Gain)/Loss	(Gain)/Loss	(Gain)/Loss	(Gain)/Loss	(Gain)/Loss	(Gain)/Loss
	Recognized in	Reclassified from	Reclassified from	Recognized in	Reclassified from	Reclassified from
	OCI	AOCI into income	AOCI into Income	OCI	AOCI into income	AOCI into Income

(in thousands)(unaudited)	Effective Portion			Effective Portion
Derivatives instruments designated and qualified in cash flow hedges
Foreign exchange contracts	$(22,229)	Revenue	$(1,161)	$(30,225)	Revenue	$(2,073)
Interest rate swap contracts	7,772 **	Interest expense	—	6,095	Interest expense	—

Total derivatives	$(14,457)		$(1,161)	$(24,130)		$(2,073)

	Three months ended March 31, 2010			Three months ended March 31, 2009
	Location of (Gain)/Loss	Amount of (Gain)/Loss		Location of (Gain)/Loss	Amount of (Gain)/Loss
	Recognized in Income	recognized in Income		Recognized in Income	recognized in Income
(in thousands)(unaudited)	Ineffective Portion			Ineffective Portion
Derivatives instruments designated and qualified in cash flow hedges
Foreign exchange contracts	Other (income)/expense	$	*	Other (income)/expense	$	*
Interest rate swap contracts	Other (income)/expense		—	Other (income)/expense		—

Total derivatives		$	*		$	*

	Three months ended March 31, 2010		Three months ended March 31, 2009
	Location of (Gain)/Loss	Amount of (Gain)/Loss	Location of (Gain)/Loss	Amount of (Gain)/Loss
(in thousands)(unaudited)	Recognized in income	Recognized in Income	Recognized in income	Recognized in Income
Derivatives instruments not designated in cash flow hedges
Forward exchange contracts	Other income	$(20,986)	Other expense	$	*

Total Derivatives		$(20,986)		$	*

*	De minimus amount recognized in the hedge relationship.

**	The $7.8 million was a part of the $12.9 million loss on discontinuance of cash flow hedge related to Term Loan A’s interest rate swap. The difference of $5.1 million was recognized in OCI in 2009. The entire $12.9 million was reclassified from AOCI into other income during the three months ended March 31, 2010, as the forecasted transaction was no longer probable of occurring.
Concentration of Credit Risk
     Our derivatives instruments have an element of risk in that the counterparties may be unable to meet the terms of the agreements. We attempt to minimize this risk by limiting the counterparties to a diverse group of highly-rated domestic and international financial institutions. In the event of non-performance by these counterparties, the asset position carrying values of our financial instruments represent the maximum amount of loss we could incur as of March 31, 2010. However, we do not expect to record any losses as a result of counterparty default in the foreseeable future. We do not require and are not required to pledge collateral for these financial instruments. The Company does not use derivative financial instruments for speculation or trading purposes or for activities other than risk management and we are not a party to leveraged derivatives. In addition, we do not carry any master netting arrangements to mitigate the credit risk. The Company continually evaluates the costs and benefits of its hedging program.
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

Inventories
     Inventories, net of reserves, consisted of the following:

	March 31,	December 31,
	2010	2009
(in thousands)	(unaudited)
Raw materials and components	$88,886	$87,369
Work in process (materials, labor and overhead)	56,582	52,307
Finished goods (materials, labor and overhead)	177,667	213,546
Adjustment to write up acquired finished goods inventory to fair value	731	—

Total inventories, net	$323,866	$353,222

Property and Equipment
     Property and equipment consisted of the following:

	Estimated	March 31,	December 31,
	useful life	2010	2009
(in thousands)		(unaudited)
Land	—	$138,817	$134,647
Building and improvements	1-50 years	424,551	397,052
Machinery and equipment	1-10 years	367,619	371,325
Internal use software	1-10 years	175,505	163,056
Construction in process	—	57,113	109,781

Total property and equipment		1,163,605	1,175,861
Accumulated depreciation and amortization		(350,132)	(346,829)

Total property and equipment, net		$813,473	$829,032

Goodwill and Other Intangible Assets
     The $10.9 million increase in goodwill on the Consolidated Balance Sheet from December 31, 2009 to March 31, 2010 was primarily the result of $21.0 million in recent business combinations (see Note 3), offset by $10.1 million in foreign currency translation adjustments.
     Intangible assets consisted of the following:

	March 31, 2010			December 31, 2009
	Weighted			Weighted
	average	Gross carrying	Accumulated	average	Gross carrying	Accumulated
	Life	Amount	Amortization	Life	Amount	Amortization
(in thousands)	(unaudited)
Amortized intangible assets:
Purchased technology	7 years	$1,107,113	$(725,267)	7 years	$1,109,976	$(705,015)
Purchased tradenames and trademarks	9 years	307,839	(82,797)	9 years	307,785	(75,485)
Purchased customer base	12 years	1,430,054	(197,895)	12 years	1,423,383	(167,856)
Other intellectual property	5 years	249,622	(90,210)	5 years	248,964	(80,396)

Total intangible assets		$3,094,628	$(1,096,169)		$3,090,108	$(1,028,752)

Intangible assets not subject to amortization:
Purchased tradenames and trademarks		$7,451			$7,451

In-process research and development		2,800			2,800
     Amortization expense related to purchased intangible assets for the three months ended March 31, 2010 and 2009 was $70.1 million and $70.9 million, respectively. Estimated aggregate amortization expense is expected to be $212.6 million for the remainder of fiscal year 2010. Estimated aggregate amortization expense for fiscal years 2011, 2012, 2013 and 2014 is $276.2 million, $257.3 million, $244.8 million and $204.8 million, respectively.

     In addition, the Company recorded $0.8 million and $2.7 million of amortization expense in other income (expense) for the three months ended March 31, 2010 and 2009, respectively, in connection with its joint venture investment.
Comprehensive Income (Loss)
     Total comprehensive income consisted of the following:

	Three months ended
	March 31,
(in thousands)(unaudited)	2010	2009
Net income, as reported	$91,507	$15,604
Realized (gain) loss on hedging transactions, reclassed into earnings, net of related tax effects	2,481	(1,214)
Unrealized gain on hedging transactions, net of related tax effects	13,974	15,446
Pension liability adjustment	(2,523)	—
Foreign currency translation adjustment, net of related tax effects	(5,228)	(14,781)

Total comprehensive income	$100,211	$15,055

Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2010	2009
(in thousands)	(unaudited)
Accrued hedge liabilities	$14,028	$21,138
Accrued royalties	51,563	57,399
Accrued warranty	5,364	12,586
Accrued other	126,200	112,016

Total accrued expenses and other current liabilities	$197,155	$203,139

3. Business Combinations and Divestitures
Divestiture of Equity Investment
     In January 2010, the Company completed the sale of its 50% ownership stake in the Applied Biosystems/MDS Analytical Technologies Instruments joint venture and selected assets and liabilities directly attributable to the joint venture to Danaher Corporation for $435.9 million in cash, excluding transactions costs, and recorded a gain of $45.1 million, which is subject to certain working capital adjustments, in other income in Consolidated Statements of Operations. Included in the sale was the carrying value of the equity investments of $330.4 million, accounts receivable of $71.3 million, net inventory of $55.1 million, other current assets of $17.6 million, long term assets of $13.7 million, accounts payable of $9.8 million, other current liabilities of $80.8 million, and long term liabilities of $6.7 million. The transaction allows the Company to focus on its core competencies for biological solutions in life science research, genomic medicine, molecular diagnostics and applied markets. The Company acquired the joint venture as a part of the merger with AB consummated in November 2008. The Company accounted for its investment in the joint venture using the equity method which required us to show our share of earnings or losses from the investment in other income as a single amount in accordance with the guidance in ASC Topic 323, Investments—Equity Method and Joint Ventures. At December 31, 2009, the investment value in the equity was $337.4 million which was included in long term investments in the Consolidated Balance Sheets.
Immaterial Acquisitions
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

Business Consolidation Costs
     The Company continues to integrate recent and pending acquisitions and divestitures into its operations and recorded approximately $25.3 million and $27.4 million of costs for the three months ended March 31, 2010 and 2009, respectively, related to these efforts. Expenses for the three months ended March 31, 2010 and 2009 related primarily to integration and restructuring efforts, including severance and site consolidation, currently underway related to various mergers, acquisitions and divestitures. In association with the AB merger the Company has undergone a separate restructuring plan. For details on the restructuring plan related to the AB merger, refer to Note 10 “Restructuring Costs”. In undergoing the various restructuring plans, the Company anticipates cost savings and revenue synergies as a result of the combination of the acquired businesses. The cost savings are expected to be driven by operating efficiencies and elimination of redundant positions as well as the elimination of duplicate facilities. Revenue synergies are expected to be driven by increased market presence and leveraging of the combination of ours and acquired products, services, and technologies.
4. Long-Term Debt
     Long-term debt consisted of the following:

	March 31,	December 31,
	2010	2009
(in thousands)	(unaudited)
3.375% Senior Notes (principal due 2013), net of unamortized discount	$249,886	$—
4.400% Senior Notes (principal due 2015), net of unamortized discount	498,365	—
6.000% Senior Notes (principal due 2020), net of unamortized discount	748,479	—
2% Convertible Senior Notes (principal due 2023), net of unamortized discount	343,730	339,595
1 1/2% Convertible Senior Notes (principal due 2024), net of unamortized discount	414,171	409,858
3 1/4% Convertible Senior Notes (principal due 2025), net of unamortized discount	338,652	336,481
Term Loan A	—	1,330,000
Term Loan B	—	642,500
Secured Loan	34,375	34,800
Capital leases	7,862	8,556

Total debt	2,635,520	3,101,790
Less current portion	(345,860)	(481,701)

Total long-term debt	$2,289,660	$2,620,089

Senior Notes
     In February 2010, the Company issued $1,500.0 million of fixed rate unsecured notes which consisted of an aggregate principal amount of $250.0 million of 3.375% Senior Notes due 2013 (the “2013 Notes”) at an issue price of 99.95%, an aggregate principal amount of $500.0 million of 4.400% Senior Notes due 2015 (the “2015 Notes”) at an issue price of 99.67% and an aggregate principal amount of $750.0 million of 6.000% Senior Notes due 2020 (the “2020 Notes”) at an issue price of 99.80%. As a result, at the time of issuance, the Company recorded $0.1 million, $1.7 million, and $1.5 million of debt discounts for the 2013 Notes, 2015 Notes, and 2020 Notes, respectively. At March 31, 2010, the unamortized debt discount balance was $0.1 million, $1.6 million, and $1.5 million for the 2013 Notes, 2015 Notes, and 2020 Notes, respectively. The debt discounts are amortized over the lives of the associated Notes. The aggregate net proceeds from the Notes offering were $1,484.8 million after deducting the underwriting discount of $11.9 million. Total deferred financing costs associated with the issuance of the senior notes were $14.4 million, including $11.9 million of the underwriting discount and $2.5 million of legal and accounting fees. At March 31, 2010, the unamortized issuance costs were $14.3 million, which are expected to be recognized over a weighted average period of 7.4 years. The Company recognized total interest expense of $8.4 million for the three months ended March 31, 2010 for the Notes based on the effective interest rates of 3.39%, 4.47% and 6.03% for the 2013, 2015 and 2020 Notes, respectively.
     The Notes are unsecured and unsubordinated obligations with interest payable semi-annually. The Company, at its option, may redeem the 2013 Notes, the 2015 Notes, and the 2020 Notes, in each case, in whole or in part at any time at a redemption price equal to the greater of 100% of the principal amount of the notes to be redeemed and the sum of the present values of the remaining scheduled payments of the notes to be redeemed discounted on a semi-annual basis at a treasury rate equal to a comparable United States Treasury Issue at the redemption date plus 30 basis points in the case of the 2013 Notes and the 2015 Notes, and 35 basis points in the case of the 2020 Notes, plus accrued and unpaid interest through the date of redemption, if any. The indenture also requires under certain circumstances that the Company make an offer to purchase then outstanding Notes equal to 101% of the principal amount plus any accrued and unpaid interest to the date of repurchase upon the occurrence of a change of control. The indenture governing the Notes contains certain covenants that, among other things, limit the Company’s ability to create or incur certain liens and engage in sale and leaseback transactions. In addition, the indenture limits the Company’s ability to consolidate, merge, sell, convey, transfer, lease or otherwise dispose of all or substantially all of its property and assets. These covenants are subject to certain exceptions and qualifications.
     The entire net proceeds from the Notes offering were used to repay the outstanding balance of term loan A and term loan B in February 2010, together with the net of tax proceeds from the sale of our 50% ownership stake in the Applied Biosystems/MDS Analytical Technologies Instruments joint venture and selected assets and liabilities directly attributable to the joint venture, and cash on hand.
The Credit Agreement
     In November 2008, the Company entered into a $2,650.0 million credit agreement (the Credit Agreement) consisting of a revolving credit facility of $250.0 million, a term loan A facility of $1,400.0 million, and a term loan B facility of $1,000.0 million to fund a portion of the cash consideration paid as part of the AB merger. During February 2010, the Company used the proceeds from the issuance of the Senior Notes, the net of tax proceeds from the sale of its 50% ownership stake in the Applied Biosystems/MDS Analytical Technologies Instruments joint venture and selected assets and liabilities directly attributable to the joint venture, along with cash on hand to pay off entire outstanding term loan principal of $1,972.5 million, which consisted of the carrying value of $1,330.0 million of the term loan A and $642.5 million of the term loan B, plus respective accrued interest due on the date of repayment. The Company recognized a loss of $54.2 million on unamortized deferred financing costs associated with the repayments of term loan A and term loan B during the three months ended March 31, 2010. The Credit Agreement remains for the revolving credit facility of $250.0 million at March 31, 2010.
     The Company entered into interest rate swaps with a $1,000.0 million notional amount in January 2009 to convert a portion of variable rate interest payments of term loan A to fixed rate interest payments. As a result of the repayment of term loan A in February 2010, the Company de-designated and terminated the interest rate swaps in accordance with ASC Topic 815, Derivatives and Hedging as the underlying transaction was no longer probable of occurring. The Company recognized a $12.9 million loss in conjunction with the termination of the interest rate swaps during the three months ended March 31, 2010.
     The interest for the term loan A was computed based on the Company’s leverage ratio as prescribed by the indenture. As a result, for the three months ended March 31, 2010 and 2009, the interest rate on the term loan A was at LIBOR plus 2.5%. The term loan B was at the base rate plus 2.0% for both three months ended March 31, 2010 and 2009. During the three months ended March 31, 2010, the Company recognized aggregate interest expense, net of hedging transactions, of $11.0 million, based on the weighted average interest rates of 2.76% and 5.25%, for term loan A and term loan B, respectively. During the three months ended March 31, 2009, the Company recognized aggregate interest expense, net of hedging transactions, of $26.2 million, based on the weighted average interest rates of 3.32% and 5.25%, for term loan A and term loan B, respectively.
Convertible Senior Notes
     Effective January 1, 2009, The Company adopted a bifurcation requirement prescribed by ASC Topic 470-20, Debt with Conversion and Other Options with the retrospective application for our outstanding $1,150 million of Convertible Senior Notes, which consisted of $350.0 million related to the 2% Convertible Senior Note (2023 Note), $450.0 million related to the 1 1/2% Convertible Senior Note (2024 Note) and $350.0 million related to the 3 1/4% Convertible Senior Note (2025 Note). Upon adoption of the provision, the Company retroactively recognized the carrying amount of $100.0 million, $129.8 million, and $47.6 million for the equity components of the 2023, 2024 and 2025 Notes, respectively, with deferred tax impacts of $39.1 million, $50.7 million and $18.6 million for the 2023, 2024 and 2025 Notes, respectively, and a liability component classified in long term debt of $250.0 million, $320.2 million and $302.4 million for the 2023, 2024 and 2025 Notes, respectively. The terms of the 2023 Notes, 2024 Notes, and 2025 Notes require the Company to settle the par value of such notes in cash and deliver shares only for the excess, if any, of the notes’ conversion value based on conversion prices of $34.12, $51.02, and $49.13 per share, respectively, over their par values.
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

     At March 31, 2010 the Company carried unamortized debt discounts of $6.0 million, $35.8 million and $11.3 million for the 2023, 2024 and 2025 Notes, respectively, which are expected to be recognized over a weighted average period of 1.6 years. At December 31, 2009, the Company carried unamortized debt discounts of $10.4 million, $40.4 million and $13.5 million for the 2023, 2024 and 2025 Notes, respectively. The Company recognized total interest cost of $17.4 million and $16.7 million for the three months ended March 31, 2010 and 2009, respectively, based on the effective interest rates of 7.21%, 6.10% and 5.95% for the 2023, 2024 and 2025 Notes, respectively. The interest expense consisted of $6.3 million and $6.3 million of contractual interest based on the stated coupon rate and $11.1 million and $10.4 million of amortization of the discount on the liability component for the three months ended March 31, 2010 and 2009, respectively.
     At March 31, 2010, the Company has classified the carrying value of $343.7 million on the 2023 Note in current liabilities according to the respective indenture, which allows our Note holders to require the Company to purchase all or a portion of the Notes at par plus any accrued and unpaid interest at the earliest on August 1, 2010. In the event that the holders do not exercise such rights, the remaining balance of the Note will be reclassified back to long-term debt.
5. Lines of Credit
     Under the Credit Agreement, the Company entered into a revolving credit facility of $250.0 million (the Revolving Credit Facility) with Bank of America, N.A in November 2008. Interest rates on outstanding borrowings are determined by reference to LIBOR or to an alternate base rate, with margins determined based on changes in the Company’s leverage ratio. If necessary, the Company currently anticipates using the proceeds of the Revolving Credit Facility for the purpose of general working capital and capital expenditures and/or other capital needs as they may arise. As of March 31, 2010, the Company has issued $14.1 million in letters of credit under the Revolving Credit Facility, and accordingly, the remaining available credit is $235.9 million.
     At March 31, 2010, the Company’s foreign subsidiaries in China, Japan, and India had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The credit facilities bear interest at a fixed rate, the respective bank’s prime rate, or the TIBOR rate. The United States dollar equivalent of these facilities totaled $13.4 million, none of which was outstanding at March 31, 2010. Additionally, the Company’s Japan subsidiary has an outstanding letter of credit with United States dollar equivalent of $3.2 million at March 31, 2010 to support its import duty.
     The weighted average interest rate of the Company’s total lines of credit was 2.82% at March 31, 2010.
6. Commitments and Contingencies
Letters of Credit
     The Company had outstanding letters of credit totaling $43.4 million at March 31, 2010, of which $11.7 million was to support liabilities associated with the Company’s self-insured worker’s compensation programs, $4.5 million was to support its building lease requirements, $24.0 million was to support performance bond agreements, and $3.2 million was to support duty on imported products.
Executive Employment Agreements
     The Company has employment contracts with key executives that provide for the continuation of salary if terminated for reasons other than cause, as defined in those agreements. At March 31, 2010, future employment contract commitments for such key executives were approximately $35.1 million for the remainder of fiscal year 2010.
Contingent Acquisition Obligations
     As a result of current and prior year acquisitions, the Company may have payment obligations based on certain technological milestones, patent milestones and the achievement of future gross sales of the acquired companies. Some of the purchase agreements the Company has entered into do not limit the payments to a maximum amount, or restrict the payments deadline. For acquisitions accounted for under SFAS 141, Business Combinations, the Company will account for any such contingent payments as an addition to the purchase price of the acquired company. For acquisitions accounted for under ASC Topic 805, Business Combinations, these obligations will be accounted for at fair value at the time of acquisition with subsequent revisions reflected in the Statement of Operations. During the three months ended March 31, 2010, none of the contingent payments were earned.
Environmental Liabilities
     As a result of the merger with Applied Biosystems Inc., the Company assumed certain environmental exposures. At March 31, 2010, the environmental reserves, which were not discounted, were approximately $1.7 million, including current reserves of $1.6 million. In addition, some of the assumed environmental reserves are covered under insurance policies. At March 31, 2010, the Company also has receivables of approximately $1.1 million, of which $1.0 million is included in short-term assets, for expected reimbursements under the insurance policies.
     The Company assumed certain environmental exposures as a result of the merger with Dexter Corporation in 2000 and recorded reserves to cover estimated environmental clean-up costs. The environmental reserves, which were not discounted, were approximately $6.6 million at March 31, 2010, including current reserves of $2.8 million. In addition, the Company has an insurance policy to cover these assumed environmental exposures.
     Based upon currently available information, the Company believes that it has adequately provided for these environmental exposures and that the outcome of these matters will not have a material adverse effect on its Consolidated Results of Operations.
Litigation
     The Company is subject to potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted. These matters have arisen in the ordinary course and conduct of the Company’s business, as well as through acquisitions, and some are expected to be covered, at least partly, by insurance. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters that are pending or may be asserted could be decided unfavorably to the Company. Although the amount of liability at March 31, 2010 with respect to these matters cannot be ascertained, the Company believes that any resulting liability should not materially affect its Consolidated Financial Statements.
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
Guarantees
     There are two types of guarantees, which are the guarantee of pension benefits for a divested business and product warranties, related to our business activities that are included in ASC Topic 460, Guarantees.
Pension Benefits
     As part of the Applied Biosystems’ divestiture of the Analytical Instruments business in fiscal 1999, the purchaser of the Analytical Instruments business is paying for the pension benefits for employees of a former German subsidiary. However, we guaranteed payment of these pension benefits should the purchaser fail to do so, as these payment obligations were not transferable to the buyer under German law. The guaranteed payment obligation, which approximated $55.5 million at March 31, 2010, is not expected to have a material adverse effect on the Consolidated Financial Statements.
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
     The following table provides the analysis of the warranty reserve for the three months ended March 31, 2010 and 2009:

(in thousands) (unaudited)	2010	2009
Balance at January 1	$12,586	$12,616
Accruals for warranties	(5,257)	2,526
Settlements made during the year	(1,816)	(3,512)
Currency translation	(149)	(330)

Balance at March 31	$5,364	$11,300

7. Pension Plans and Postretirement Health and Benefit Program
     The Company has several defined benefit pension plans covering its United States employees and employees in several foreign countries.
     The components of net periodic pension cost (income) for the Company’s pension plans and postretirement benefits plans for the three months ended March 31, 2010 and 2009 were as follows:

	Domestic Plans
	Three months ended March 31
(in thousands) (unaudited)	2010	2009
Service cost	$—	$75
Interest cost	8,861	9,115
Expected return on plan assets	(8,558)	(8,858)
Amortization of prior service cost	15	—
Amortization of actuarial loss	477	59
Settlement gain*	(5,473)	—

Net periodic pension (income) cost	$(4,678)	$391

	Postretirement Plans
	Three months ended March 31
(in thousands) (unaudited)	2010	2009
Service cost	$46	$53
Interest cost	329	921
Expected return on plan assets	(98)	(149)
Amortization of prior service cost	60	60
Amortization of actuarial loss	197	149

Total periodic pension cost	$534	$1,034

	Foreign Plans
	Three months ended March 31
(in thousands) (unaudited)	2010	2009
Service cost	$986	$1,146
Interest cost	1,419	1,161
Expected return on plan assets	(1,094)	(851)
Amortization of actuarial loss	58	64
Settlement loss	18	—

Net periodic pension cost	$1,387	$1,520

*	A settlement gain related to the lump sum benefit that the Company paid out during the three months ended March 31, 2010 in conjunction with the restructuring efforts that occurred upon the merger with AB as permitted by the plan provision upon termination.
8. Income Taxes
     Income taxes are determined using an estimated annual effective tax rate applied against income, and then adjusted for the tax impacts of certain significant and discrete items. For the three months ended March 31, 2010, the Company treated the tax impact related to the following as discrete events for which the tax effect was recognized separately from the application of the estimated annual effective tax rate: (i) sale of the Mass Spectrometry division (ii) early extinguishment of debt; and (iii) benefits relating to certain prior acquisitions. The Company’s effective tax rate recorded for the period ended March 31, 2010 was 15.7%. Excluding the impact of the discrete items discussed above, the effective tax rate would have been 25.1%.
     In accordance with the disclosure requirements as described in ASC Topic 740, Income Taxes, the Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.
     The Company is subject to routine compliance reviews on various tax matters around the world in the ordinary course of business. Currently, income tax audits are in Austria, China, Italy, Norway, Singapore, United Kingdom, and the United States.
9. Stock Repurchase Program
     In July 2007, the Board of Directors of the Company approved a program authorizing management to repurchase up to $500.0 million of common stock over the next three years, of which $265.0 million remains open and available for purchase at March 31, 2010. The cost of repurchased shares are included in treasury stock and reported as a reduction in stockholders’ equity. No shares were repurchased for the three months ended March 31, 2010 and 2009.
10. Restructuring Costs
     In November 2008, the Company completed the merger with AB to form a company that combines both businesses into a global leader in biotechnology reagents and instrument systems dedicated to improving the human condition. In connection with the merger and the desire to achieve synergies associated with economies of scale, the Company initiated a restructuring plan under two phases; the first phase was launched immediately after the merger date to complete in the short term, and the second phase was launched to complete in approximately two years, to provide one-time termination costs including severance costs and retention bonuses related to elimination of duplicative positions and change in control agreements to mostly sales, finance, IT, research and development, and customer services employees, one-time relocation costs to those employees whose employment positions have been moved to another location, and one-time charges associated with closure of certain leased facilities which are no longer being used in the Company’s operations for both acquiree’s and acquirer’s employees and facilities. The Company finalized its restructuring plan during the fiscal year 2009 and expects to complete its entire plan in early 2011.
     For the restructuring activities related to the acquired company’s employees and facilities (the first phase), the activities have been accounted for in accordance with Emerging Issues Task Force (EITF) Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. As a result, the Company increased the purchase price of AB by $98.2 million, which consisted of $90.3 million, $0.7 million, and $7.2 million of one-time termination costs, one-time relocation costs, and one-time site closure costs, respectively. If the actual payment is less than the expected amount, any excess reserves will be reversed with a corresponding decrease in goodwill. If the actual payment exceeds the expected amount, any additional costs will be recorded in business consolidation costs in the Consolidated Statements of Operations.
     The following table summarizes the restructuring activity accounted for under EITF 95-3 Recognition of Liabilities in Connection with a Purchase Business Combination for the period ended March 31, 2010, as well as the remaining restructuring accrual in the Consolidated Balance Sheets at March 31, 2010:

	One-Time	One-Time	One-Time
	Termination	Site Closure	Relocation
(in thousands) (unaudited)	Costs	Costs	Costs	Total
Restructuring accrual at December 31, 2009	$10,221	$477	$4,752	$15,450
Amounts paid	(5,846)	(71)	(1,006)	(6,923)
Other adjustment	—	(49)	—	(49)
Foreign currency translation	(8)	—	(95)	(103)

Restructuring accrual at March 31, 2010	$4,367	$357	$3,651	$8,375

     The restructuring activities related to the acquirer’s employees and facilities, as well as the activities related to the acquiree’s employees and facilities initiated under the second phase were accounted for under ASC Topic 420, Exit or Disposal Cost. The Company estimates that total restructuring expenses related to such activities will be approximately $50.5 million, which consists of $34.7 million for one-time termination costs, $8.1 million for one-time relocation costs, and $7.7 million for site closures. The Company anticipates that the restructuring plan will be completed during the fiscal year 2011. During the three months ended March

31, 2010, $12.1 million, $2.7 million, and $0.1 million of one-time termination costs, one-time relocation costs, and one-time site closure costs, respectively, were included in business consolidation costs in the Consolidated Statements of Operations.
     The following table summarizes the restructuring activity accounted for under ASC Topic 420, Exit or Disposal Cost for the period ended March 31, 2010, as well as the remaining restructuring accrual in the Consolidated Balance Sheets at March 31, 2010:

	One-Time	One-Time	One-Time
	Termination	Site Closure	Relocation
(in thousands) (unaudited)	Costs	Costs	Costs	Total
Restructuring reserves as of December 31, 2009	$9,274	$445	$1,379	$11,098
Charged to expenses	12,051	87	2,670	14,808
Amounts paid	(6,626)	(340)	(436)	(7,402)
Other adjustment	(45)	(3)	(395)	(443)
Foreign currency translation	(379)	(10)	—	(389)

Restructuring reserves as of March 31, 2010	$14,275	$179	$3,218	$17,672

Cumulative amount incurred to date	$28,653	$1,304	$5,666	$35,623

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this report and the Consolidated Financial Statements and Notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2009.
Forward-looking Statements
     Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” “outlook” and similar expressions. Additionally, statements concerning future matters, such as the development of new products, enhancements of technologies, sales levels and operating results and other statements regarding matters that are not historical facts and are forward-looking statements. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from the results expressed in the statements. Potential risks and uncertainties include, but are not limited to, those detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission on February 26, 2010. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and their emergence is impossible for us to predict. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Quarterly Report on Form 10-Q.
OVERVIEW
     Revenues for the three months ended March 31, 2010 were $884.9 million, with net income of $91.5 million.
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
     The Company operates our business under four divisions — Molecular Biology Systems, Genetic Systems, Cell Systems and Mass Spectrometry. The Mass Spectometry division, which was comprised of a 50% interest in the Applied Biosystems/MDS Analytical Technologies Instruments joint venture that the Company acquired as a part of the AB merger, was sold in January 2010. The Company accounted for this investment using the equity method. The MBS division includes the molecular biology based technologies including basic and real-time PCR, RNAi, DNA synthesis, thermo-cycler instrumentation, cloning and protein expression profiling and protein analysis. The CS division includes all product lines used in the study of cell function, including cell culture media and sera, stem cells and related tools, cellular imaging products, antibodies, drug discovery services, and cell therapy related products. The GS division includes sequencing systems and reagents, including capillary electrophoresis and the SOLiD system, as well as reagent kits developed specifically for applied markets, such as forensics, food safety and pharmaceutical quality monitoring. Upon completion of the merger with AB in November 2008, we commenced the process of integrating the businesses and administration of the combined companies. A key part of this process was a reorganization of the business, research and development, and sales and marketing organizations within Life Technologies such that they are focused on optimizing the unique technologies and capabilities of the combined companies to drive new developments and business performance.

     In January 2010, the Company completed the sale of its 50% ownership stake in the Applied Biosystems/MDS Analytical Technologies Instruments joint venture and selected assets and liabilities directly attributable to the joint venture to Danaher Corporation for $435.9 million in cash, excluding transactions costs, with a gain of $45.1 million, which is subject to certain working capital adjustments. The transaction allows the Company to focus on its core competencies for biological solutions in life science research, genomic medicine, molecular diagnostics and applied markets.
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
CRITICAL ACCOUNTING POLICIES
     During the current fiscal year, the Company has adopted, ASU 2009-14, Revenue Arrangements Containing Software Elements, and ASU 2009-13, Multiple-Deliverable Revenue Arrangements a Consensus of the FASB Emerging Issues Task Force. For additional information on the recent accounting pronouncements impacting our business, see Note 1 of the Notes to Consolidated Financial Statements.
RESULTS OF OPERATIONS
First Quarter of 2010 Compared to the First Quarter of 2009
     The following table compares revenues and gross margin for the first quarter of 2010 and 2009:

	Three months ended
	March 31,
(in millions) (unaudited)	2010	2009	Increase	% Increase
Molecular Biology Systems	$431.5	$381.1	$50.4	13%
Cell Systems	213.8	192.3	21.5	11%
Genetic Systems	237.6	208.5	29.1	14%
Corporate and other	2.0	(6.2)	8.2	NM

Total revenues	$884.9	$775.7	$109.2	14%

Total gross profit	$533.1	$384.7	$148.4	39%
Total gross profit margin %	60.2%	49.6%
Revenue
     The Company’s revenues increased by $109.2 million or 14% for the first quarter of 2010 compared to the first quarter of 2009. The increase in revenue is driven primarily by an increase of $77.2 million in volume and pricing and increases of $28.8 million in favorable currency impacts, including hedging.
     The Company operates our business under four divisions — Molecular Biology Systems, Genetic Systems, Cell Systems and Mass Spectrometry. The Mass Spectrometry division, which was comprised of a 50% interest in a joint venture that the Company acquired as a part of the AB acquisition, was sold in January 2010. The Company accounted for this investment in the joint venture using the equity method. Our share of earnings or losses, including revenue, was included in other income. The Molecular Biology Systems (MBS) division includes the molecular biology based technologies including basic and real-time PCR, RNAi, DNA synthesis, thermo-cycler instrumentation, cloning and protein expression profiling and protein analysis. Revenue in this division increased by $50.4 million or 13% in the first quarter of 2010 compared to the first quarter of 2009. This increase was driven primarily by $34.6 million in increased volume and pricing, increases of $13.6 million in favorable currency impacts, and increases of $2.2 million from acquisitions. The Cell Systems (CS) division includes all product lines used in the study of cell function, including cell culture media and sera, stem cells and related tools, cellular imaging products, antibodies, drug discovery services, and cell therapy related products. Revenue in this division increased $21.5 million or 11% in the first quarter of 2010 compared to the first quarter of 2009. This increase was driven primarily by $15.4 million in increased volume and pricing and increases of $6.1 million in favorable currency impacts. The Genetic System (GS) division includes sequencing systems and reagents, including capillary electrophoresis and the SOLiD system, as well as reagent kits developed specifically for applied markets, such as forensics, food safety and pharmaceutical quality monitoring. Revenue in this division increased by $29.1 million or 14% in the first quarter of 2010 compared to the first quarter of 2009. This increase was driven primarily by $25.1 million in increased volume and pricing and increases of $9.0 million in favorable currency impacts, offset by decreases of $5.0 million from divestitures of a product line.
Gross Profit
     Gross profit increased $148.4 million or 39% in the first quarter of 2010 compared to the first quarter of 2009. The increase in gross profit was driven primarily by $61.7 million in increased volume and pricing, a decrease of $58.9 in purchase accounting inventory revaluations, and $22.8 million in favorable currency impacts.
Operating Expenses
The following table compares operating expenses for the first quarter of 2010 and 2009:

	Three months ended March 31,
	2010		2009
		As a		As a
	Operating	percentage of	Operating	percentage of	$ Increase/	% Increase/
(in millions)(unaudited)	expense	revenues	expense	revenues	(decrease)	(decrease)
Operating Expenses:
Selling, general and administrative	$259.7	29%	$241.1	31%	$18.6	8%
Research and development	86.4	10%	80.3	10%	6.1	8%
Business consolidation costs	25.3	3%	27.4	4%	(2.1)	(8%)
     Selling, general and administrative
     For the first quarter of 2010, selling, general and administrative expenses increased $18.6 million or 8% compared to the first quarter of 2009. This increase was driven primarily by $7.0 million in unfavorable currency impacts, an increase of $5.9 million in compensation, bonuses and benefits, and an increase of $4.5 million in purchased services.
     Research and development
     For the first quarter of 2010, research and development expenses increased $6.1 million or 8% compared to the first quarter of 2009. This increase was driven primarily by an increase of $11.2 million in compensation, bonus and benefits, an increase of $5.4 million in depreciation and other expenses. This increase was primarily offset by a decrease of $7.4 million in purchased services and a decrease of $3.3 million in rent and utilities.
     Business Consolidation Costs
     Business consolidation costs for the first quarter of 2010 were $25.3 million, compared to $27.4 million in the first quarter of 2009, and represent costs to integrate recent and pending acquisitions and divestitures into the Company’s operations. The expenses for both quarters related primarily to integration and restructuring efforts, including severance and site consolidation, currently underway related to various mergers, acquisitions and divestitures. In undergoing the various restructuring plans, the Company anticipates cost savings and revenue synergies as a result of the combination of the acquired businesses. Offsetting some of the business consolidation cost expense during the three months ended March 31, 2010, the Company recognized a gain of $6.4 million upon the settlement of an outstanding legal claim in which the outcome was favorable to the Company’s estimate. The legal settlement was directly integration related and therefore offset the business consolidation cost expense.
Other Income (Expense)
     Interest Income
     Interest income was $1.3 million for the first quarter of 2010 compared to $1.4 million for the first quarter of 2009.
     Interest income in the future will be affected by changes in short-term interest rates and changes in cash balances, which may materially increase or decrease as a result of acquisitions, debt repayment, stock repurchase programs and other financing activities.

     Interest Expense
     Interest expense was $41.5 million for the first quarter of 2010 compared to $48.1 million for the first quarter of 2009. The decrease in interest expenses was primarily driven by lower balance in debts by paying off the term loans in February 2010, partially offset with interest expenses incurred related to the $1,500.0 million of fixed rate unsecured notes issued in February 2010.
     The Company adopted a bifurcation requirement on our convertible debt prescribed by ASC Topic 470-20, Debt with Conversion and Other Options in the first quarter of 2009 and as a result has incurred an additional $11.1 million in expense in the first quarter of 2010 and $10.4 million in the first quarter of 2009.
     During February 2010, the Company fully repaid the outstanding term loans, recognized a loss of $54.2 million of deferred financing costs. The loss is separately identified in the Consolidated Statements of Operations as a “Loss on early extinguishment of debt”.
     Other Income (Expense), Net
     Other income (expense), net, was $(4.0) million for the first quarter of 2010 compared to $0.2 million for the same period of 2009. Included in the first quarter of 2010 was a loss on the discontinuance of cash flow hedges of $12.9 million, a $1.2 million expense related to the amortization of purchased intangibles and amortization of deferred revenue fair market value adjustments attributable to the joint venture, and $0.4 million in other miscellaneous expenses, offset with a gain from the recovery on an impaired security of $6.7 million and foreign currency gains of $3.8 million.
     During January 2010, the Company completed the sale of its 50% ownership stake in the Applied Biosystems/MDS Analytical Technologies Instruments joint venture and selected assets and liabilities directly attributable to the joint venture to Danaher Corporation for $435.9 million in cash, excluding transactions costs, and recorded a gain of $45.1 million, which is subject to certain working capital adjustments. The gain is separately identified in the Consolidated Statements of Operations as a “Gain on divestiture of equity investments”.
     Provision for Income Taxes
     The provision for income taxes as a percentage of pre-tax income from continuing operations was 15.7% for the first quarter of 2010 compared with a benefit of 246.6% for the first quarter of 2009. The abnormal effective tax rate of the first quarter of 2009 was due primarily to a release of a valuation allowance related to a capital loss carry forward which generated a net tax benefit of $25.0 million for the first quarter of 2009. In the first quarter of 2010, the effective tax rate of 15.7% was reduced from the estimated annual effective tax rate of 25.1%, primarily due to the tax impacts relating to the following: (i) sale of the Mass Spectrometry division (ii) early extinguishment of debt; and (iii) benefits relating to certain prior year acquisitions.
     The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate without the discrete items are as follows:

Statutory U.S. federal income tax rate	35.0%
State income tax	1.2
Foreign earnings taxed at non-U.S. rates (includes a significant benefit relating to the Singapore tax exemption grant )	(11.8)
Repatriation of other foreign earnings, net of related benefits	1.3
Credits and incentives	(2.5)
Non-deductible compensation & other adjustments	1.4
Other	0.5

Effective income tax rate	25.1%
     The federal R&D credit expired at the end of 2009. If the federal R&D credit is reinstated and retroactive to the beginning of the Company’s tax year, then the Company’s effective tax rate would be reduced by approximately 1.2%.

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
     In February 2010, the Company issued $1,500.0 million of unsecured bonds in which the proceeds, in combination with proceeds from the sale of its joint venture and on hand cash, were used to fully repay the existing term loans. The Company believes, based on its risk profile, with strong cash generation and the history of paying down debt in a timely manner, it will have the ability to raise funding in the future through public and private markets. However, the Company does not anticipate the need for additional financing and expects to fund future operation and future debt repayment through the generation of cash from operations.
     Cash and cash equivalents were $609.2 million at March 31, 2010, an increase of $12.6 million from December 31, 2009 primarily due to cash provided by investing activities of $394.1 million and cash provided by operating activities of $70.8 million, offset by cash used in financing activities of $454.4 million.
     Operating Activities
     Operating activities provided net cash of $70.8 million through the first quarter of 2010 primarily from our net income of $91.5 million plus net non-cash charges of $60.0 million, partially offset by a decrease in cash from operating assets and liabilities of $80.7 million. Non-cash charges were primarily comprised of amortization of intangibles of $72.1 million, amortization of deferred debt issuance costs of $57.8 million, depreciation of $31.5 million, stock-based compensation expense of $18.6 million, and non-cash interest expense of $11.1 million resulting from the retrospective adoption of a bifurcation requirement on our convertible debt as prescribed by ASC Topic 470-20, Debt with Conversion and Other Options, offset by a change in deferred income taxes which resulted in a use of cash of $92.3 million and gain of $45.1 million on the sale of the Mass Spectometry joint venture. The decrease of $80.7 million in cash within operating assets and liabilities was mainly due a $122.7 million decrease in accounts payable, accrued expenses and other liabilities which was driven primarily by the payment of annual bonuses in the first quarter of the year, a $17.4 million increase in trade accounts receivable, and a $26.1 million increase in inventories, partially offset by an $84.5 million net increase in income tax liabilities, primarily driven by the sale of the joint venture. The movement in cash as a result of changes in operating assets and liabilities is consistent with normal ongoing operations.
     The Company’s pension plans and post retirement benefit plans are funded in accordance with local statutory requirements or by voluntary contributions. The funding requirement is based on the funded status, which is measured by using various actuarial assumptions, such as interest rate, rate of compensation increase, or expected return on plan assets. The Company’s future contribution may change when new information is available or local statutory requirement is changed. Any large funding requirements would be a reduction to operating cash flow. At the current time, the Company is in compliance with all funding requirements.
     In March 2010, The Patient Protection and Affordable Care Act was amended to eliminate the current employer tax deduction for prescription drug coverage that is reimbursed through Medicare Part D coverage subsidies. The Company has assessed this amendment and recorded a $1.4 million impact related to a change in its tax deduction for its Medicare Part D subsidies during the three months ended March 31, 2010. The Company is currently assessing the other components of the Patient Protection and Affordable Care Act to determine the impact on current and future periods. Although the Company does not believe that the amended Act will have a material impact on its consolidated financial statements, the Company will continuously monitor the potential financial impact by evaluating the assumptions its uses for its postretirement health benefit plan as well as any additional regulations or the guidance that may be provided in the future.
     Investing Activities
     Net cash provided by investing activities through the first quarter of 2010 was $394.1 million. The cash was primarily provided by $462.8 million associated with the divestiture of the joint venture, which included cash collected on behalf of, and owed to,

Danaher as part of a related Transition Services Agreement, and other miscellaneous transaction-related cash flows. The net of tax proceeds from the transaction were used to pay down the term loans. The cash proceeds from the divestiture were offset by cash used for purchases of property plant and equipment of $30.3 million and $34.6 million in cash considerations associated with acquisition related activities. The Company does not believe that the divestiture of Mass Spectometry joint venture will materially alter its future cash flows.
     The Company has undertaken restructuring activities in connection with the merger of Applied Biosystems, which primarily include one-time termination costs, such as severance costs related to elimination of duplicative positions and change in control agreements to mostly sales, finance, IT, research and development, and customer services. The restructuring plan also includes charges associated with the closure of certain leased facilities and one-time relocation costs for the employees whose employment positions have been moved to another location. At March 31, 2010, the Company had restructuring accruals of $26.0 million pursuant to this plan, and payments are expected to be fully paid by early 2011. Total restructuring expenditures are estimated to be approximately $148.7 million, of which $133.4 million were incurred and recorded in the financial statements and $107.2 million were paid since the inception of the plan. The Company expects the restructuring activities to result in long term cost savings in cost of goods sold as well as in selling, general and administrative costs related to the efficiencies in procurement and manufacturing as well as the reduction of redundant and excess overhead. The Company expects long term cost savings in excess of the costs to complete the plan.
     Financing Activities
     Net cash used in financing activities through the first quarter of 2010 was $454.4 million. The primary drivers were principal payments on long term obligations of $1,972.5 million, partially offset by proceeds from the issuance of $1,496.7 million of fixed rate unsecured senior notes and the exercise of employee stock options and purchase rights of $39.9 million. The Company does not believe that the senior notes issuance and repayment of the term loans will materially alter its future cash flows.
     In February 2010, the Company issued $1,500.0 million of fixed rate unsecured notes which consisted of an aggregate principal amount of $250.0 million of 3.375% Senior Notes due 2013 (the “2013 Notes”), an aggregate principal amount of $500.0 million of 4.400% Senior Notes due 2015 (the “2015 Notes”) and an aggregate principal amount of $750.0 million of 6.000% Senior Notes due 2020 (the “2020 Notes”). The net proceeds from the Notes offering were $1,484.8 million with the debt discounts of $3.3 million as well as the underwriting discount of $11.9 million. The proceeds were used to fully repay the term loans. Total costs incurred to issue the Notes were $14.4 million including the underwriting discount of $11.9 million. The Company recognized total interest cost of $8.4 million for the three months ended March 31, 2010 for the Notes based on the effective interest rates of 3.39%, 4.47% and 6.03% for the 2013, 2015 and 2020 Notes, respectively.
     The Company repaid $1,330.0 million and $642.5 million of outstanding term loan A and term loan B, respectively, in February 2010 with the proceeds from the issuance of the senior notes, net of tax proceeds from the sales of the joint venture, along with cash on hand. The term loan A and term loan B were entered in November 2008 under the Credit Agreement together with Revolving Credit Facility of $250.0 million to fund a portion of the cash consideration paid as part of the AB merger. The remainder of the borrowing was used to pay for merger transaction costs, to facilitate normal operations, and to refinance credit facility outstanding previous to the merger. Had the term loans been still outstanding at March 31, 2010, the term loan A would have required us to make quarterly principal repayments through 2013 and the term loan B would have required us to make a lump sum principal repayment in 2015. During the three months ended March 31, 2010 and 2009, the interest on term loan A was LIBOR plus 2.5% and term loan B was at the Base Rate plus 2.0%, which resulted in aggregate interest payments, net of hedging transactions, of $11.0 million and $26.2 million, respectively, for the three months ended March 31, 2010 and 2009.
     The Company has issued $14.1 million in letters of credit through the Revolving Credit Facility, and, accordingly, the remaining credit available under that facility is $235.9 million. The Company’s foreign subsidiaries in China, Japan, and India had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The United States dollar equivalent of these facilities totaled $13.4 million, none of which was outstanding at March 31, 2010.
     At March 31, 2010, the Company is in material compliance with all of its debt covenants.

OFF BALANCE SHEET ARRANGEMENTS
     The Company does not have any material off balance sheet arrangements. For further discussion on the Company’s commitments and contingencies, refer to Note 6 “Commitments and Contingencies” in the notes to the Consolidated Financial Statements.
CONTRACTUAL OBLIGATIONS
     We did not enter into any material contractual obligations during the three months ended March 31, 2010. We have no material contractual obligations not fully recorded on our Consolidated Balance Sheets or fully disclosed in the Notes to our Consolidated Financial Statements.
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
     Foreign Currency Exchange Rates
     We have operations through legal entities in Europe, Asia-Pacific and the Americas. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. As of March 31, 2010, the Company had $419.2 million of accounts receivable and $88.0 million of accounts payable, respectively, denominated in a foreign currency. The Company has accounts receivables and payables denominated in both the functional currency of the legal entity as well as receivables and payables denominated in a foreign currency that differs from the functional currency of the legal entity. For receivables and payables denominated in the legal entity’s functional currency, the Company does not have financial statement risk, and therefore does not hedge such transactions. For those receivables and payables denominated in a currency that differs from the functional currency of the legal entity, the Company hedges such transactions to prevent financial statement risk. As a result, a hypothetical movement in foreign currency rates would not be expected to have a material financial statement impact on the settlement of these outstanding receivables and payables.
     Both realized and unrealized gains or losses on the value of these receivables and payables were included in other income and expense in the Consolidated Statements of Operations. Net currency exchange gains recognized on business transactions, net of hedging transactions, was $3.8 million for the three months ended March 31, 2010 and were included in other income and expense in the Consolidated Statements of Operations. These gains and losses arise from the timing of cash collections compared to the hedged transactions, which can vary based on timing of actual customer payments.
     The Company’s intercompany foreign currency receivables and payables are primarily concentrated in the euro, British pound sterling, Canadian dollar and Japanese yen. Historically, we have used foreign currency forward contracts to mitigate foreign currency risk on these intercompany foreign currency receivables and payables. At March 31, 2010, the Company had a notional principal amount of $1,243.9 million in foreign currency forward contracts outstanding to hedge currency risk on specific intercompany and the third-party receivables and payables denominated in a currency that differs from the legal entity’s functional currency. These foreign currency forward contracts as of March 31, 2010, which settle in April 2010 through August 2010, effectively fix the exchange rate at which these specific receivables and payables will be settled, so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying receivables and payables. The Company does not have any material short-term un-hedged foreign currency intercompany receivables or payables at March 31, 2010. Refer to Note 2 “Financial Instruments” in the notes to the Consolidated Financial Statements for more information on the Company’s hedging programs.
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

     Cash Flow Hedges
     The ultimate United States dollar value of future foreign currency sales generated by our reporting units is subject to fluctuations in foreign currency exchange rates. The Company’s intent is to limit this exposure from changes in currency exchange rates through hedging. When the dollar strengthens significantly against the foreign currencies, the decline in the United States dollar value of future foreign currency revenue is offset by gains in the value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the opposite occurs. The Company uses foreign currency forward contracts to mitigate foreign currency risk on forecasted foreign currency sales which are expected to be settled within the next nine months. The change in fair value prior to their maturity was accounted for as cash flow hedges, and recorded in other comprehensive income, net of tax, in the Consolidated Balance Sheets according to ASC Topic 815, Derivatives and Hedging. To the extent any portion of the forward contracts is determined to not be an effective hedge, the increase or decrease in value prior to the maturity was recorded in other income or expense in the Consolidated Statements of Operations.
     During the three months ended March 31, 2010, the Company recognized immaterial net losses related to the ineffective portion of its hedging instruments in other expense in the Consolidated Statements of Operations and no hedging relationships were terminated as a result of ineffective hedging related to the forward contacts. The Company continually monitors the probability of forecasted transactions as part of the hedge effectiveness testing. At March 31, 2010, the Company had a notional principal amount of $491.9 million in foreign currency forward contracts outstanding to hedge foreign currency revenue risk under ASC Topic 815, Derivatives and Hedging, and the fair value of foreign currency forward contracts is reported in other current assets or other current liabilities in the Consolidated Balance Sheet as appropriate. The Company reclasses deferred gains or losses reported in accumulated other comprehensive income into revenue when the underlying foreign currency sales occur and are recognized in consolidated earnings. The Company uses inventory turnover ratio for each international operating unit to align the timing of a hedged item and a hedging instrument to impact the Consolidated Statements of Operations during the same reporting period. At March 31, 2010, the Company expects to reclass $13.3 million of net gains on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months. At March 31, 2010, a hypothetical 10% change in foreign currency rates against the United States dollar would result in a decrease or an increase of $44.0 million in the fair value of foreign currency derivatives accounted for under cash flow hedges. Actual gains or losses could differ materially from this analysis based on changes in the timing and amount of currency rate movements.
     During the three months ended March 31, 2010, the Company recognized a $12.9 million loss as a result of the discontinuance of swap payment arrangements related to the term loan A payoff in February 2010 as the forecasted transactions are no longer probable of occurring.
     Commodity Prices
     Our exposure to commodity price changes relates to certain manufacturing operations that utilize certain commodities such as raw materials. We manage our exposure to changes in those prices primarily through our procurement and sales practices.
     Interest Rates
     Our investment portfolio is maintained in accordance with our investment policy which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The fair value of our cash equivalents, marketable securities, and derivatives is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness or our own credit risk. The Company uses credit default swap spread to derive risk-adjusted discount rate to measure the fair value of some of our financial instruments. At March 31, 2010, we had $684.2 million in cash, cash equivalents, restricted cash, short-term investments and long-term investments, all of which approximated the fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of $641.9 million of our cash, cash equivalents, restricted cash, and short-term investments at March 31, 2010, as these consisted of highly liquid securities with short-term maturities. The Company accounts for $8.0 million of its long term investments in non-publicly traded companies under the cost method, thus, changes in market interest rates would not be expected to have an impact on these investments. Gain or losses from the changes in market interest rates in our other long term investments of $34.4 million would not be material. Refer to Note 2 “Fair Value of Financial Instruments” in the notes to the Consolidated Financial Statements for more information on the Company’s investments.
     Fair Value Measurements
     ASC Topic 820, Fair Value Measurements and Disclosures requires certain financial and non-financial assets and liabilities measured at fair value using a three tiered approach. The assets and liabilities which used level 3 or significant unobservable inputs to measure the fair value represent an insignificant portion of total Company’s financial positions at March 31, 2010. The Company already received a cash loan for the value of the auction rate securities from UBS and therefore does not believe there is any credit risk on these investments. For further discussion on the Company’s fair value measurements and valuation methodologies, refer to Note 2 “Fair Value of Financial Instruments” in the notes to the Consolidated Financial Statements for more information on the Company’s investments.

ITEM 4. Controls and Procedures
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
     Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Securities Exchange Act, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of March 31, 2010, the end of the period covered by this report.
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
     None.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
ITEM 3. Defaults Upon Senior Securities
     None.
ITEM 4. Removed and Reserved
     None.
ITEM 5. Other Information
     None.
ITEM 6. Exhibits
Exhibits: For a list of exhibits filed with this report, refer to the Index to Exhibits.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFE TECHNOLOGIES CORPORATION
Date: May 5, 2010	By:	/s/ David F. Hoffmeister
David F. Hoffmeister
Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

3.1	Restated Certificate of Incorporation of Life Technologies Corporation (1)

3.2	Fifth Amended and Restated Bylaws of Life Technologies Corporation (1)

10.1	2010 Incentive Compensation Plan (1)

10.2	Deferred Compensation Plan (1)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

101. INS	XBRL Instance Document (2)

101. SCH	XBRL Taxonomy Extension Schema (2)

101. CAL	XBRL Taxonomy Extension Calculation Linkbase (2)

101. LAB	XBRL Taxonomy Extension Labels Linkbase (2)

101. PRE	XBRL Taxonomy Extension Presentation Linkbase (2)

(1)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on April 30, 2010 (File No. 000-25317).

(2)	Furnished, not filed