Form 10-Q
period 2010-06-30
Life Technologies Corp
filed 2010-08-06
CIK 1073431

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number: 0-25317

LIFE TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	33-0373077
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5791 Van Allen Way, Carlsbad, CA	92008
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (760) 603-7200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ or No ☑
As of August 4, 2010, 183,322,075 shares of the Registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
LIFE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$671,279	$596,587
Short-term investments	16,195	10,766
Restricted cash and investments	18,967	40,721
Trade accounts receivable, net of allowance for doubtful accounts of $9,903 and $10,809, respectively	558,958	591,058
Inventories, net	328,819	353,222
Deferred income tax assets	19,461	19,822
Prepaid expenses and other current assets (includes $29,000 and $0 measured at fair value, respectively)	236,415	183,988

Total current assets	1,850,094	1,796,164

Long-term investments (includes $0 and $34,800 measured at fair value, respectively)	23,158	380,167
Property and equipment, net	825,390	829,032
Goodwill	3,833,415	3,783,806
Intangible assets, net	1,969,597	2,071,607
Deferred income tax assets	18,042	106,562
Other assets	119,301	148,402

Total assets	$8,638,997	$9,115,740

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$720,226	$481,701
Accounts payable	168,527	237,250
Restructuring accrual	18,280	26,548
Deferred compensation and related benefits	167,085	244,625
Deferred revenues and reserves	91,407	129,035
Accrued expenses and other current liabilities	203,471	203,139
Accrued income taxes	109,051	63,425

Total current liabilities	1,478,047	1,385,723

Long-term debt	1,921,397	2,620,089
Pension liabilities	147,325	155,934
Deferred income tax liabilities	500,674	693,256
Income taxes payable	106,701	118,084
Other long-term obligations, deferred credits and reserves	89,051	115,986

Total liabilities	4,243,195	5,089,072

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.01 par value, 6,405,884 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value, 400,000,000 shares authorized; 199,505,140 and 196,297,725 shares issued, respectively	1,995	1,963
Additional paid-in-capital	4,912,578	4,784,786
Accumulated other comprehensive income	85,337	51,968
Retained earnings	356,278	154,204
Less cost of treasury stock: 16,544,297 and 16,214,572 shares, respectively	(983,041)	(966,253)

Total Life Technologies stockholders’ equity	4,373,147	4,026,668
Noncontrolling interest	22,655	—
Total equity	4,395,802	4,026,668

Total liabilities and equity	$8,638,997	$9,115,740

See accompanying notes to unaudited consolidated financial statements.

LIFE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the three months		For the six months
	ended June 30,		ended June 30,
(Unaudited)	2010	2009	2010	2009
Revenues	$903,732	$832,763	$1,788,675	$1,608,500
Cost of revenues	293,000	280,254	574,754	600,413
Purchased intangibles amortization	70,051	70,881	140,137	141,772

Gross profit	540,681	481,628	1,073,784	866,315

Operating expenses:
Selling, general and administrative	252,813	253,014	512,499	494,109
Research and development	90,344	81,798	176,697	162,119
Purchased in-process research and development	1,650	—	1,650	—
Business integration costs	23,446	28,891	48,712	56,289

Total operating expenses	368,253	363,703	739,558	712,517

Operating income	172,428	117,925	334,226	153,798

Other income (expense):
Interest income	1,105	666	2,452	2,082
Interest expense	(39,309)	(49,700)	(80,827)	(97,837)
Loss on early extinguishment of debt	—	—	(54,185)	—
Gain (loss) on divestiture of equity investments	(7,876)	—	37,260	—
Other income (expense)	2,019	(643)	(1,977)	(437)

Total other expense, net	(44,061)	(49,677)	(97,277)	(96,192)

Income before provision for income taxes	128,367	68,248	236,949	57,606
Income tax provision	(17,826)	(29,305)	(34,902)	(3,060)

Net income	110,541	38,943	202,047	54,546
Net loss attributable to noncontrolling interests	27	—	27	—

Net income attributable to Life Technologies	$110,568	$38,943	$202,074	$54,546

Earnings per common share attributable to Life Technologies stockholders:
Basic	$0.61	$0.22	$1.11	$0.31
Diluted	$0.58	$0.22	$1.06	$0.31
Weighted average shares used in per share calculations:
Basic	182,484	174,722	181,675	174,218
Diluted	191,084	178,951	190,459	177,276
See accompanying notes to unaudited consolidated financial statements.

LIFE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the six months
	ended June 30,
	2010	2009
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$202,047	$54,546
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of businesses acquired and divested:
Depreciation	61,005	54,963
Amortization of intangible assets	143,419	147,196
Amortization of deferred debt issuance costs	59,615	9,954
Amortization of inventory fair market value adjustments	522	62,137
Amortization of deferred revenue fair market value adjustment	4,321	23,209
Share-based compensation expense	40,032	27,647
Incremental tax benefits from stock options exercised	(15,582)	(3,189)
Deferred income taxes	(100,195)	(12,167)
Purchase of in-process research and development	1,650	—
Loss on disposal of assets	834	3,521
Gain on sale of equity investment	(37,260)	—
Debt discount cost amortization	22,491	21,084
Other non-cash adjustments	17,007	64
Changes in operating assets and liabilities:
Trade accounts receivable	(58,464)	(56,520)
Inventories	(32,964)	(1,585)
Prepaid expenses and other current assets	1,083	12,914
Other assets	(5,059)	(5,266)
Accounts payable	(59,700)	(17,768)
Accrued expenses and other liabilities	(26,866)	(16,082)
Income taxes	55,660	(53,572)
Cash impact of hedging activities	25,743	—

Net cash provided by operating activities	299,339	251,086

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(18,609)	(8,919)
Net cash paid for business combinations	(120,616)	(45,328)
Net cash paid for asset purchases	(3,500)	(24,540)
Purchases of property and equipment	(55,513)	(67,908)
Net cash received for divestiture of equity investment	410,352	—

Net cash provided by (used in) investing activities	212,114	(146,695)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term obligations	1,496,693	—
Principal payments on long-term obligations	(1,972,512)	(40,000)
Issuance cost payments on long-term obligations	(16,627)	—
Incremental tax benefits from stock options exercised	15,582	—
Proceeds from sale of common stock	73,146	3,189
Capital lease payments	(1,052)	48,271
Purchase of treasury stock	(16,789)	(1,616)

Net cash (used in) provided by financing activities	(421,559)	9,844
Effect of exchange rate changes on cash	(15,202)	33,441

Net increase in cash and cash equivalents	74,692	147,676
Cash and cash equivalents, beginning of period	596,587	335,930

Cash and cash equivalents, end of period	$671,279	$483,606

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

Computation of Earnings Per Share
     Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur from the following items:
•	Convertible senior notes where the effect of those securities is dilutive;

•	Dilutive stock options and restricted stock units;

•	Dilutive performance awards; and

•	Dilutive Employee Stock Purchase Plan (ESPP)
     Computations for basic and diluted earnings per share are as follows:

	Net Income
	Attributable to
	Life
	Technologies	Shares	Earnings
(in thousands, except per share data) (unaudited)	(Numerator)	(Denominator)	Per Share
Three Months Ended June 30, 2010
Basic earnings per share:
Net income attributable to Life Technologies	$110,568	182,484	$0.61

Diluted earnings per share:
Dilutive stock options and restricted stock units	—	4,703
Employee Stock Purchase Plan	—	109
3 1/4% Convertible Senior Notes due 2025	—	273
1 1/2% Convertible Senior Notes due 2024	32	81
2% Convertible Senior Notes due 2023	18	3,434

Net income attributable to Life Technologies plus assumed conversions	$110,618	191,084	$0.58

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		2,929

Three Months Ended June 30, 2009
Basic earnings per share:
Net income attributable to Life Technologies	$38,943	174,722	$0.22

Diluted earnings per share:
Dilutive stock options and restricted stock units	—	2,979
Dilutive performance awards	—	320
Employee Stock Purchase Plan	—	62
2% Convertible Senior Notes due 2023	99	868

Net income attributable to Life Technologies plus assumed conversions	$39,042	178,951	$0.22

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		9,580
3 1/4% Convertible Senior Notes due 2025		7,124
1 1/2% Convertible Senior Notes due 2024		8,821

	Net Income
	attributable to
	Life
	Technologies	Shares	Earnings
(in thousands, except per share data) (unaudited)	(Numerator)	(Denominator)	Per Share
Six Months Ended June 30, 2010
Basic earnings per share:
Net income attributable to Life Technologies	$202,074	181,675	$1.11

Diluted earnings per share:
Dilutive stock options and restricted stock units	—	4,763
Dilutive restricted stock	—	133
Employee Stock Purchase Plan	—	134
3 1/4% Convertible Senior Notes due 2025	—	258
1 1/2% Convertible Senior Notes due 2024	63	75
2% Convertible Senior Notes due 2023	38	3,421

Net income attributable to Life Technologies plus assumed conversions	$202,175	190,459	$1.06

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		3,409

Six Months Ended June 30, 2009
Basic earnings per share:
Net income attributable to Life Technologies	$54,546	174,218	$0.31

Diluted earnings per share:
Dilutive stock options and restricted stock units	—	2,134
Dilutive performance awards	—	320
Employee Stock Purchase Plan	—	59
2% Convertible Senior Notes due 2023	126	545

Net income attributable to Life Technologies plus assumed conversions	$54,672	177,276	$0.31

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		12,432
3 1/4% Convertible Senior Notes due 2025		7,124
1 1/2% Convertible Senior Notes due 2024		8,821
Share-Based Compensation
     The Company has various stock plans in which share-based compensation has been made or will be made in future periods. Under these plans, the Company has the ability to grant stock options, restricted stock units and restricted stock awards. Stock option awards are granted to eligible employees and directors at an exercise price equal to no less than the fair market value of such stock on the date of grant, generally vest over a period of time ranging up to four years, are exercisable in whole or in installments and expire ten years from the date of grant. Restricted stock awards and restricted stock units are granted to eligible employees and directors and represent rights to receive shares of common stock at a future date, generally vesting over a period of time ranging up to three years.
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
     Effective February 1, 2010 the Company has a new qualified employee stock purchase plan (the 2010 Plan) which covers all eligible employees of the Company. Eligible employees may elect to withhold up to 15% of their compensation to purchase shares of the Company’s stock on a quarterly basis at a discounted price equal to 85% of the lower of the employee’s offering price or the closing price of the stock on the date of purchase. The 2010 Plan replaces the 1999 Plan acquired as a result of the AB acquisition. Employees grandfathered under the 2004 Plan may continue to purchase under the 2004 Plan for a maximum of two years from the offering date of their subscription.
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
Stock Options and Purchase Rights
     The underlying assumptions used to value employee stock options and purchase rights granted during the six months ended June 30, 2010 and 2009 were as follows:

	Six months ended
	June 30
(unaudited)	2010	2009
Stock Options
Weighted average risk free interest rate	1.99%	1.68%
Expected term of share-based awards	4.4 yrs	4.5 yrs
Expected stock price volatility	31%	46%
Expected dividend yield	0%	0%
Weighted average fair value of share-based awards granted	$14.77	$11.42
Purchase Rights
Weighted average risk free interest rate	0.67%	1.11%
Expected term of share-based awards	0.9 yrs	0.2 yrs
Expected stock price volatility	42%	62%
Expected dividend yield	0%	0%
Weighted average fair value of share-based awards granted	$9.17	$7.23
     The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes. The Company considered its historical experience of pre-vesting option forfeitures as the basis to arrive at its estimated annual pre-vesting option forfeiture rate of 4.9% and 5.8% per year for the six months ended June 30, 2010 and 2009, respectively. All option awards, including those with graded vesting, were valued as a single award with a single average expected term and are amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. At June 30, 2010, there was $59.2 million remaining in unrecognized compensation cost related to employee stock options, which is expected to be recognized over a weighted average period of 2.0 years. No compensation cost was capitalized in inventory during the six months ended June 30, 2010 as the amounts involved were not material.
     Total share-based compensation expense for employee stock options and purchase rights for the three and six months ended June 30, 2010 and 2009 was comprised of the following:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share amounts) (unaudited)	2010	2009	2010	2009
Cost of revenues	$1,230	$686	$2,535	$1,598
Selling, general and administrative	7,798	6,392	15,379	14,070
Research and development	1,510	1,139	3,132	2,443

Share-based compensation expense before taxes	10,538	8,217	21,046	18,111
Related income tax benefits	3,238	3,362	6,078	5,956

Share-based compensation expense, net of taxes	$7,300	$4,855	$14,968	$12,155

Net share-based compensation expense per common share:
Basic	$0.04	$0.03	$0.08	$0.07
Diluted	$0.04	$0.03	$0.08	$0.07

Restricted Stock Units
     Restricted stock units represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. An exercise price and monetary payment are not required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. Restricted stock units have cliff vesting terms which range from one to five years; however, these units generally vest over two to three years. Compensation cost for these awards is based on the estimated fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. There were no pre-vesting forfeitures estimated for the six months ended June 30, 2010 and 2009. For the three months ended June 30, 2010 and 2009, the Company recognized $10.9 million and $5.6 million, respectively, and for the six months ended June 30, 2010 and 2009, the Company recognized $19.0 million and $9.5 million, respectively, in share-based compensation cost related to these restricted stock unit awards. At June 30, 2010, there was $98.0 million remaining in unrecognized compensation cost related to these awards, which is expected to be recognized over a weighted average period of 2.4 years. The weighted average fair value of restricted stock units granted during the six months ended June 30, 2010 and 2009 was $52.11 and $29.83, respectively.
Recent Accounting Pronouncements
     In October 2009, FASB issued ASU 2009-14, Revenue Arrangements Containing Software Elements, updating ASC Topic 605, Revenue Recognition. This guidance amends ASU 2009-13 to exclude from its scope all tangible products containing both software and non-software components that operate together to deliver the product’s essential functionality. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted; therefore, the Company has adopted this pronouncement in the fiscal year beginning January 1, 2010 along with other related pronouncements. Upon adoption, the pronouncement did not have a material impact on its consolidated financial statements and is not expected to have a material impact on our future operating results.
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

     Investments consisted of the following:

	June 30,	December 31,
	2010	2009
(in thousands)	(unaudited)
Short-term
Bank deposits	$13,743	$10,766
Foreign bonds	2,452	—

Total short-term investments	16,195	10,766
Long-term
Auction rate securities	—	30,827
Put option	—	3,973
Equity securities	23,158	345,367

Total long-term investments	23,158	380,167

Total investments	$39,353	$390,933

     ASC Topic 820, Fair Value Measurements and Disclosures has redefined fair value and required the Company to establish a framework for measuring fair value and expand disclosures about fair value measurements. The framework requires the valuation of assets and liabilities subject to fair value measurements using a three tiered approach and fair value measurement be classified and disclosed in one of the following three categories:
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
     The following table represents the financial instruments measured at fair value on a recurring basis on the financial statements of the Company subject to ASC Topic 820, Fair Value Measurements and Disclosures and the valuation approach applied to each class of financial instruments:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
	Balance at	Active Markets	Significant Other	Significant
(in thousands)(unaudited)	June 30,	for Identical Assets	Observable Inputs	Unobservable Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Bank time deposits	$13,743	$13,743	$—	$—
Foreign bonds	2,452	2,452	—	—
Money market funds	106,540	106,540	—	—
Deferred compensation plan assets-mutual funds	22,012	22,012	—	—
Assets-derivative forward exchange contracts	74,535	—	74,535	—
Auction rate securities	25,415	—	—	25,415
Put option	3,585	—	—	3,585

Total assets	$248,282	$144,747	$74,535	$29,000

Liabilities-derivative forward exchange contracts	14,027	—	14,027	—

Total liabilities	$14,027	$—	$14,027	$—

     At June 30, 2010, the carrying value of the financial instruments measured and classified within Level 1 was based on quoted prices and marked to market.
     During the three months ended June 30, 2010, the Company acquired foreign bonds which were classified as available-for-sale securities with a fair value of $2.5 million as of June 30, 2010. During the three months and six months ended June 30, 2010, there was a de minimus amount of losses recorded in accumulated other comprehensive income, and there were no gains or losses reclassified out of accumulated other comprehensive income to earnings as a result of the sales of available-for-sale securities.
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
     As of June 30, 2010, the Company holds $29.0 million in auction rate securities with UBS Investment Bank. Beginning in February 2008, auctions failed for the Company’s holdings because sell orders exceeded buy orders. In August 2008, UBS announced that it agreed to a settlement in principle with the SEC and other state regulatory agencies represented by the North American Securities Administrators Association to restore liquidity to all remaining clients who hold auction rate securities. UBS committed to repurchase auction rate securities from their private clients at par beginning January 1, 2009. During the three months and six months ended June 30, 2010, UBS repurchased $5.4 million and $5.8 million, respectively, of auction rate securities at par from the Company. Because the Company had a right to sell its auction rate securities to UBS, this right was considered to be a put option, however, this put option did not meet the definition of a derivative under ASC Topic 815, Derivatives and Hedging, as auction rate securities are not readily convertible to cash. To create accounting symmetry for the fair value movement between the auction rate securities and the put option, the Company elected the fair value option for the put option in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, upon the execution of the loan agreement with UBS on the election date in November 2008. At the same time, the Company elected a transfer of auction rate securities from available-for-sale securities to trading securities due to the nature of the market conditions and the Company’s intended holding period. The put option was measured at fair value utilizing Level 3 inputs. During the three months and six months ended June 30, 2010, the Company did not recognize any net gain or loss related to the auction rate securities and the related put option, or the trading securities. While awaiting the settlement, UBS had loaned to the Company at par without recourse and with accrued interest charges at the same rate as the yields earned on the underlying securities that served as collateral for the loan. During the three months ended June 30, 2010, the Company reclassified the remaining balance of auction rate securities and the put option from long-term investments to other current assets with the expectation of full settlement in the following month communicated by UBS in June 2010. In July 2010, the entire balance of $29.0 million was settled with UBS.
     For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the six months ended June 30, 2010 by investment type. Due to our fair value election on the put option and our trding securities designation on the auction rate securities, all realized and unrealized gains or losses related to these financial instruments, whose fair values are determined based on Level 3 inputs, are included in other income/(expense):

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Auction Rate
(in thousands)(unaudited)	Securities	Put Option	Total
Beginning balance at January 1, 2010	$30,827	$3,973	$34,800
Transfers into Level 3	—	—	—
Total realized/unrealized gains (losses) Included in earnings	388	(388)	—
Purchases, issuances and settlements	(5,800)	—	(5,800)

Ending balance at June 30, 2010	$25,415	$3,585	$29,000

Total amount of unrealized losses for the period included in other comprehensive loss attributable to the change in fair market value of related assets still held at the reporting date	$—	$—	$—
     The Company evaluates its investments in equity and debt securities that are accounted for using the equity method or cost method to determine whether an other-than-temporary impairment or a credit loss exists at period end for such investments. In the event the Company identified and indicator of impairment, the assessment of fair value would be based all available factors, and may include valuation methodologies using level 3 unobservable inputs, which include discounted cash flows, estimates of sales proceeds and appraisals, as appropriate. At June 30, 2010, the Company did not have any indicators of impairment equity method of cost method investments, and believes based on the information available the fair value of the investments approximates the carrying value.
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

     The non-financial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. There were no non-financial assets and liabilities deemed to be other-than-temporarily impaired and measured at fair value on a nonrecurring basis for the three months and six months ended June 30, 2010.
Derivative Financial Instruments
     Some of the Company’s reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in currency exchange rates from the point in which the transactions are originated until the settlement in cash. Both realized and unrealized gains and losses in the value of these receivables and payables are included in the determination of net income. Net currency exchange gains (loss) recognized on business transactions, net of hedging transactions, were $1.2 million and $(8.3) million for the three months ended June 30, 2010 and June 30, 2009, respectively, and $5.0 million and $(6.8) million for the six months ended June 30, 2010 and June 30, 2009, respectively, and such gains and losses are included in other income/(expense) in the Consolidated Statements of Operations.
     To manage the foreign currency exposure risk, we use derivatives for activities in entities which have receivables and payables denominated in a currency other than the entity’s functional currency. Realized and unrealized gains or losses on the value of financial contracts entered into to hedge the exchange rate exposure of these receivables and payables are also included in the determination of net income as they have not been designated for hedge accounting under ASC Topic 815, Derivatives and Hedging. These contracts, which settle July 2010 through November 2010, effectively fix the exchange rate at which these specific receivables and payables will be settled in, so that gains or losses on the forward contracts offset the gains or losses from changes in the value of the underlying receivables and payables. At June 30, 2010, the Company had a notional principal amount of $977.9 million in foreign currency forward contracts outstanding to hedge currency risk relative to our foreign receivables and payables.
     The Company’s international operating units conduct business in, and have functional currencies that differ from the parent entity, and therefore, the ultimate conversion of these sales to cash in United States dollars is subject to fluctuations in foreign currency. The Company’s intent is to limit this exposure on the Company’s Consolidated Statements of Operations and Consolidated Statements of Cash Flows from changes in currency exchange rates through hedging. Upon entering derivative transactions, when the United States dollar strengthens significantly against foreign currencies, the decline in the United States dollar value of future foreign currency revenue is offset by gains in the value of the forward contracts designated as hedges. Conversely, when the United States dollar weakens, the opposite occurs. The Company’s currency exposures vary, but are primarily concentrated in the euro, British pound sterling, Japanese yen and Canadian dollar. The Company uses foreign currency forward contracts to mitigate foreign currency risk on forecasted foreign currency intercompany sales which are expected to be settled through June 2011. The change in fair value prior to their maturity is accounted for as cash flow hedges, and recorded in other comprehensive income, net of tax, in the Consolidated Balance Sheets according to ASC Topic 815, Derivatives and Hedging. To the extent any portion of the forward contracts is determined to not be an effective hedge, the increase or decrease in value prior to the maturity is recorded in other income/(expense) in the Consolidated Statements of Operations.
     At June 30, 2010, the Company had a notional principal amount of $709.4 million in foreign currency forward contracts outstanding to hedge foreign currency revenue risk under ASC Topic 815, Derivatives and Hedging. During the three and six months ended June 30, 2010, the Company did not have any material losses or gains related to the ineffective portion of its hedging instruments in other expense in the Consolidated Statements of Operations. No hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring for foreign currency forward contacts. The Company continuously monitors the probability of forecasted transactions as part of the hedge effectiveness testing. The Company reclasses deferred gains or losses reported in accumulated other comprehensive income into revenue when the consolidated earnings are impacted, which for intercompany sales are when the inventory is sold to a third party. For intercompany sales hedging, the Company uses an inventory turnover ratio for each international operating unit to align the timing of a hedged item and a hedging instrument to impact the Consolidated Statements of Operations during the same reporting period. At June 30, 2010, the Company expects to recognize $19.7 million of net gains on derivative instruments currently classified under accumulated other comprehensive income to revenue offsetting the change in revenue due to foreign currency translation during the next twelve months.
     In January of 2009, the Company entered into interest rate swap agreements that effectively converted variable rate interest payments to fixed rate interest payments for a notional amount of $1,000.0 million (a portion of term loan A) of which $300.0 million of swap payment arrangements would have expired in January of 2012 and $700.0 million of swap payment arrangements would have expired in January of 2013. During February 2010, term loan A and term loan B were fully repaid in conjunction with the new senior notes issuance. As a result, the Company de-designated the hedging relationship due to the forecasted transactions no longer being probable of occurring and recognized a $12.9 million loss during the six months ended June 30, 2010 as a discontinuance of the cash flow hedges in accordance with ASC Topic 815, Derivatives and Hedging. During the three and six months ended June 30, 2010 and 2009, respectively, there was no recognized gain or loss related to the ineffective portion of its hedging instruments in other expense in the Consolidated Statements of Operations.
     The following table summarizes the fair values of derivative instruments at June 30, 2010 and December 31, 2009:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	Location	2010	2009	Location	2010	2009
(in thousands)		(unaudited)			(unaudited)
Derivatives instruments designated and qualified as cash flow hedges
Forward exchange contracts	Other current assets	$31,027	$4,333	Other current liabilities	$11,580	$11,582
Interest rate swap contracts	Other assets	—	—	Other long-term obligations	—	5,120

Total		$31,027	$4,333		$11,580	$16,702
Derivatives instruments not designated as cash flow hedges
Forward exchange contracts	Other current assets	$43,508	$15,470	Other current liabilities	$2,447	$9,556

Total		$43,508	$15,470		$2,447	$9,556

Total derivatives		$74,535	$19,803		$14,027	$26,258

     The following table summarizes the effect of derivative instruments on the Consolidated Statements of Operations for the three months ended June 30, 2010 and 2009, respectively:

	Three months ended June 30,			Three months ended June 30,
	2010			2009
			Amount of			Amount of
		Location of	Gain/(Loss)		Location of	Gain/(Loss)
	Amount of	(Gain)/Loss	Reclassified	Amount of	(Gain)/Loss	Reclassified
	(Gain)/Loss	Reclassified from	from	(Gain)/Loss	Reclassified from	from
	Recognized in	AOCI into	AOCI	Recognized in	AOCI into	AOCI
	OCI	Income	into Income	OCI	Income	into Income
(in thousands)(unaudited)	Effective Portion			Effective Portion
Derivatives instruments designated and qualified as cash flow hedges
Foreign exchange contracts	$(13,804)	Revenue	$8,039	$17,670	Revenue	$(491)
Interest rate swap contracts	—	Interest expense	—	(12,054)	Interest expense	—

Total derivatives	$(13,804)		$8,039	$5,616		$(491)

	Three months ended June 30,		Three months ended June 30,
	2010		2009
		Amount of		Amount of
	Location of	(Gain)/Loss	Location of	(Gain)/Loss
	(Gain)/Loss	recognized in	(Gain)/Loss	recognized in
	Recognized in Income	Income	Recognized in Income	Income
(in thousands)(unaudited)	Ineffective Portion		Ineffective Portion
Derivatives instruments designated and qualified as cash flow hedges
Foreign exchange contracts	Other (income)/expense	$—	Other (income)/expense	$ *
Interest rate swap contracts	Other (income)/expense	—	Other (income)/expense	—

Total derivatives		$—		$ *

	Three months ended June 30,		Three months ended June 30,
	2010		2009
	Location of	Amount of	Location of	Amount of
	(Gain)/Loss	(Gain)/Loss	(Gain)/Loss	(Gain)/Loss
	Recognized in	Recognized in	Recognized in	Recognized in
(in thousands)(unaudited)	Income	Income	Income	Income
Derivatives instruments not designated as cash flow hedges
Forward exchange contracts	Other income	$(70,853)	Other income	$(31,788)

Total Derivatives		$(70,853)		$(31,788)

*	De minimus amount recognized in the hedge relationship.
     The following table summarizes the effect of derivative instruments on the Consolidated Statements of Operations for the six months ended June 30, 2010 and 2009, respectively:

	Six months ended June 30,			Six months ended June 30,
	2010			2009
			Amount of			Amount of
		Location of	Gain/(Loss)		Location of	Gain/(Loss)
	Amount of	(Gain)/Loss	Reclassified	Amount of	(Gain)/Loss	Reclassified
	(Gain)/Loss	Reclassified from	from	(Gain)/Loss	Reclassified from	from
	Recognized in	AOCI into	AOCI	Recognized in	AOCI into	AOCI
	OCI	Income	into Income	OCI	Income	into Income
(in thousands)(unaudited)	Effective Portion			Effective Portion
Derivatives instruments designated and qualified as cash flow hedges
Foreign exchange contracts	$(36,033)	Revenue	$9,200	$(12,556)	Revenue	$1,582
Interest rate swap contracts	7,772 **	Interest expense	—	(5,959)	Interest expense	—

Total derivatives	$(28,261)		$9,200	$(18,515)		$1,582

	Six months ended June 30,		Six months ended June 30,
	2010		2009
		Amount of		Amount of
	Location of	(Gain)/Loss	Location of	(Gain)/Loss
	(Gain)/Loss	recognized in	(Gain)/Loss	recognized in
	Recognized in Income	Income	Recognized in Income	Income
(in thousands)(unaudited)	Ineffective Portion		Ineffective Portion
Derivatives instruments designated and qualified as cash flow hedges
Foreign exchange contracts	Other (income)/expense	$—	Other (income)/expense	$ *
Interest rate swap contracts	Other (income)/expense	—	Other (income)/expense	—

Total derivatives		$—		$ *

	Six months ended June 30,		Six months ended June 30,
	2010		2009
	Location of	Amount of	Location of	Amount of
	(Gain)/Loss	(Gain)/Loss	(Gain)/Loss	(Gain)/Loss
	Recognized in	Recognized in	Recognized in	Recognized in
(in thousands)(unaudited)	Income	Income	Income	Income
Derivatives instruments not designated as cash flow hedges
Forward exchange contracts	Other income	$(91,838)	Other income	$(31,841)

Total derivatives		$(91,838)		$(31,841)

*	De minimus amount recognized in the hedge relationship.

**	$7.8 million was a part of the $12.9 million loss on discontinuance of cash flow hedge related to Term Loan A’s interest rate swap. The difference of $5.1 million was recognized in OCI in 2009. The entire $12.9 million was reclassified from AOCI into other income/(expense) during the first quarter of 2010.

Concentration of Credit Risk
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
     Our derivatives instruments have an element of risk in that the counterparties may be unable to meet the terms of the agreements. We attempt to minimize this risk by limiting the counterparties to a diverse group of highly-rated domestic and international financial institutions. In the event of non-performance by these counterparties, the asset position carrying values of our financial instruments represent the maximum amount of loss we could incur as of June 30, 2010. However, we do not expect to record any losses as a result of counterparty default in the foreseeable future. We do not require and are not required to pledge collateral for these financial instruments. The Company does not use derivative financial instruments for speculation or trading purposes or for activities other than risk management and we are not a party to leveraged derivatives. In addition, we do not carry any master netting arrangements to mitigate the credit risk. The Company continually evaluates the costs and benefits of its hedging program.
Debt Obligations
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
     The fair value and carrying amounts of the Company’s debt obligations were as follows:

	Fair Value		Carrying Amounts
	June 30,	December 31,	June 30,	December 31,
	2010	2009	2010	2009
(in thousands)	(unaudited)		(unaudited)
3.375% Senior Notes (principal due 2013)	$253,993	$—	$249,895	$—
4.400% Senior Notes (principal due 2015)	517,295	—	498,440	—
6.000% Senior Notes (principal due 2020)	808,298	—	748,508	—
2% Convertible Senior Notes (principal due 2023)	497,506	535,081	348,034	339,595
1 1/2% Convertible Senior Notes (principal due 2024)	503,438	472,500	418,828	409,858
3 1/4% Convertible Senior Notes (principal due 2025)	402,500	400,750	340,855	336,481
Term Loan A	—	1,313,375	—	1,330,000
Term Loan B	—	645,713	—	642,500
Secured Loan	29,000	34,800	29,000	34,800
     For details on the carrying amounts of the debt obligations, refer to Note 4 “Long-Term Debt”
Inventories
     Inventories consisted of the following:

	June 30,	December 31,
	2010	2009
(in thousands)	(unaudited)
Raw materials and components	$91,123	$87,369
Work in process (materials, labor and overhead)	56,902	52,307
Finished goods (materials, labor and overhead)	180,376	213,546
Adjustment to write up acquired finished goods inventory to fair value	418	—

Total inventories, net	$328,819	$353,222

Property and Equipment
     Property and equipment consisted of the following:

	Estimated	June 30,	December 31,
	useful life	2010	2009
(in thousands)		(unaudited)
Land	—	$136,895	$134,647
Building and improvements	1-50 years	419,033	397,052
Machinery and equipment	1-10 years	379,300	371,325
Internal use software	1-10 years	178,242	163,056
Construction in process	—	77,994	109,781

Total property and equipment		1,191,464	1,175,861
Accumulated depreciation and amortization		(366,074)	(346,829)

Total property and equipment, net		$825,390	$829,032

Goodwill and Other Intangible Assets
     The $49.6 million increase in goodwill on the Consolidated Balance Sheet from December 31, 2009 to June 30, 2010 was primarily the result of $83.7 million in recent immaterial business combinations, offset by $34.1 million in foreign currency translation adjustments.
     Intangible assets consisted of the following:

	June 30, 2010			December 31, 2009
	Weighted			Weighted
	average	Gross carrying	Accumulated	average	Gross carrying	Accumulated
	Life	Amount	Amortization	Life	Amount	Amortization
(in thousands)		(unaudited)
Amortized intangible assets:
Purchased technology	7 years	$1,113,340	$(743,739)	7 years	$1,109,976	$(705,015)
Purchased tradenames and trademarks	9 years	307,107	(89,093)	9 years	307,785	(75,485)
Purchased customer base	12 years	1,432,703	(228,107)	12 years	1,423,383	(167,856)
Other intellectual property	5 years	267,337	(100,202)	5 years	248,964	(80,396)

Total intangible assets		$3,120,487	$(1,161,141)		$3,090,108	$(1,028,752)

Intangible assets not subject to amortization:
Purchased tradenames and trademarks		$7,451			$7,451
In-process research and development		2,800			2,800
     Amortization expense related to purchased intangible assets for the three months ended June 30, 2010 and 2009 was $70.1 million and $70.9 million, respectively and for the six months ended June 30, 2010 and 2009 was $140.1 million and $141.8 million, respectively. Estimated aggregate amortization expense is expected to be $146.3 million for the remainder of fiscal year 2010. Estimated aggregate amortization expense for fiscal years 2011, 2012, 2013 and 2014 is $278.7 million, $262.9 million, $250.6 million, and $209.7 million, respectively.
     In addition, the Company recorded zero and $2.1 million of amortization expense in other income (expense) for the three months ended June 30, 2010 and 2009, respectively, and $0.8 million and $4.8 million of amortization expense for the six months ended June 30, 2010 and 2009, respectively, in connection with its joint venture investment divested in the first quarter of 2010.

Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2010	2009
(in thousands)	(unaudited)
Accrued hedge liabilities	$14,027	$21,138
Accrued royalties	56,802	57,399
Accrued warranty	5,449	12,586
Accrued other	127,193	112,016

Total accrued expenses and other current liabilities	$203,471	$203,139

Reconciliation of Equity
The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to the Company, and equity attributable to noncontrolling interests:

					Accumulated
					Other		Non-
		Common	Additional	Treasury	Comprehensive	Retained	Controlling
(in thousands)(unaudited)	Total	Stock	Paid-in-Capital	Stock	Income	Earnings	Interests
Balance at December 31, 2009	$4,026,668	$1,963	$4,784,786	$(966,253)	$51,968	$154,204	$—
Business combinations	35,244	—	67	—	—	—	35,177
Purchases of subsidiaries’ shares	(12,624)	—	(129)	—	—	—	(12,495)
Amortization of stock based compensation	40,032	—	40,032	—	—	—	—
Common stock issuance under employee stock plans	72,309	25	72,308	(24)	—	—	—
Tax benefit on employee stock plans	15,146	—	15,146	—	—	—	—
Common stock issuance for convertible debt	375	—	375	—	—	—	—
Issuance of restricted shares, net of repurchased for minimum tax liability	(16,764)	7	(7)	(16,764)	—	—	—
Realized gain on hedging transactions, reclassed into earnings, net of related tax effects	(2,497)	—	—	—	(2,497)	—	—
Unrealized gain on hedging transactions, net of related tax effects	22,993	—	—	—	22,993	—	—
Pension liability, net of deferred taxes	(2,523)	—	—	—	(2,523)	—	—
Foreign currency translation adjustment, net of related tax effects	15,396	—	—	—	15,396	—	—
Net income	202,047	—	—	—	—	202,074	(27)

Balance at June 30, 2010	$4,395,802	$1,995	$4,912,578	$(983,041)	$85,337	$356,278	$22,655

     The effects of changes in the Company’s ownership interest in its subsidiaries during the six months ended June 30 are as follows.

(in thousands)(unaudited)	2010	2009
Net income attributable to Life Technologies	$202,074	$54,546
Decrease in Life Technologies’ paid-in capital for purchases of subsidiaries’ shares	(129)	—

Change from net income attributable to Life Technologies and transfers to noncontrolling interests	$201,945	$54,546

Comprehensive Income
     Total comprehensive income attributable to the Company consisted of the following:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)(unaudited)	2010	2009	2010	2009
Net income, as reported	$110,541	$38,943	$202,047	$54,546
Realized (gain) loss on hedging transactions, reclassed into earnings, net of related tax effects	(4,978)	368	(2,497)	(846)
Unrealized gain (loss) on hedging transactions, net of related tax effects	9,019	(3,483)	22,993	11,963
Pension liability adjustment	—	—	(2,523)	—
Foreign currency translation adjustment, net of related tax effects	20,624	88,600	15,396	73,819

Total comprehensive income	$135,206	$124,428	$235,416	$139,482

3. Business Combinations and Divestitures
Divestiture of Equity Investment
     In January 2010, the Company completed the sale of its 50% ownership stake in the Applied Biosystems/MDS Analytical Technologies Instruments joint venture and selected assets and liabilities directly attributable to the joint venture to Danaher Corporation for $428.1 million in cash, excluding transactions costs, and recorded a gain of $37.3 million in other income in Consolidated Statements of Operations for the six months ended June 30, 2010. Included in the sale was the carrying value of the equity investments of $330.4 million, accounts receivable of $71.3 million, net inventory of $55.1 million, other current assets of $17.6 million, long term assets of $13.7 million, accounts payable of $9.8 million, other current liabilities of $80.8 million, and long term liabilities of $6.7 million. The transaction allows the Company to focus on its core competencies for biological solutions in life science research, genomic medicine, molecular diagnostics and applied markets. The Company acquired the joint venture as a part of the merger with AB consummated in November 2008. The Company accounted for its investment in the joint venture using the equity method which required us to show our share of earnings or losses from the investment in other income as a single amount in accordance with the guidance in ASC Topic 323, Investments—Equity Method and Joint Ventures. At December 31, 2009, the investment value in the equity was $337.4 million which was included in long-term investments in the Consolidated Balance Sheets.
Immaterial Acquisitions
     The Company completed several additional stock acquisitions that were not material individually or collectively to the overall consolidated financial statements and the results of operations. These acquisitions have been included in the consolidated financial statements from the respective dates of the acquisitions. The Company accounts for these acquisitions in accordance with ASC Topic 805, Business Combinations when such stock acquisitions meet the qualification and definition of a business under the guidance, otherwise the Company accounts for the acquisitions as asset purchases.
Business Consolidation Costs
     The Company continues to integrate recent and pending acquisitions and divestitures into its operations and recorded approximately $23.4 million and $28.9 million of costs for the three months ended June 30, 2010 and 2009, respectively, and $48.7 million and $56.3 million of costs for the six months ended June 30, 2010 and 2009, respectively, related to these efforts. Expenses for the three and six months ended June 30, 2010 and 2009, respectively, related primarily to integration and restructuring efforts, including severance and site consolidation currently underway related to various mergers, acquisitions and divestitures. In association with the AB merger the Company has undergone a separate restructuring plan. For details on the restructuring plan related to the AB merger, refer to Note 10 “Restructuring Costs”. In undergoing the various restructuring plans, the Company anticipates cost savings and revenue synergies as a result of the combination of the acquired businesses. The cost savings are expected to be driven by operating efficiencies and elimination of redundant positions as well as the elimination of duplicate facilities. Revenue synergies are expected to be driven by increased market presence and leveraging of the combination of ours and acquired products, services, and technologies.

4. Long-Term Debt
     Long-term debt consisted of the following:

	June 30,	December 31,
	2010	2009
(in thousands)	(unaudited)
3.375% Senior Notes (principal due 2013), net of unamortized discount	$249,895	$—
4.400% Senior Notes (principal due 2015), net of unamortized discount	498,440	—
6.000% Senior Notes (principal due 2020), net of unamortized discount	748,508	—
2% Convertible Senior Notes (principal due 2023), net of unamortized discount	348,034	339,595
1 1/2% Convertible Senior Notes (principal due 2024), net of unamortized discount	418,828	409,858
3 1/4% Convertible Senior Notes (principal due 2025), net of unamortized discount	340,855	336,481
Term Loan A	—	1,330,000
Term Loan B	—	642,500
Secured Loan	29,000	34,800
Capital leases	8,063	8,556

Total debt	2,641,623	3,101,790
Less current portion	(720,226)	(481,701)

Total long-term debt	$1,921,397	$2,620,089

Senior Notes
     In February 2010, the Company issued $1,500.0 million of fixed rate unsecured notes which consisted of an aggregate principal amount of $250.0 million of 3.375% Senior Notes due 2013 (the “2013 Notes”) at an issue price of 99.95%, an aggregate principal amount of $500.0 million of 4.400% Senior Notes due 2015 (the “2015 Notes”) at an issue price of 99.67% and an aggregate principal amount of $750.0 million of 6.000% Senior Notes due 2020 (the “2020 Notes”) at an issue price of 99.80%. As a result, at the time of issuance, the Company recorded $0.1 million, $1.7 million, and $1.5 million of debt discounts for the 2013 Notes, 2015 Notes, and 2020 Notes, respectively. At June 30, 2010, the unamortized debt discount balance was $0.1 million, $1.6 million, and $1.5 million for the 2013 Notes, 2015 Notes, and 2020 Notes, respectively. The debt discounts are amortized over the lives of the associated Notes. The aggregate net proceeds from the Notes offering were $1,484.8 million after deducting the underwriting discount of $11.9 million. Total deferred financing costs associated with the issuance of the senior notes were $14.4 million, including $11.9 million of the underwriting discount and $2.5 million of legal and accounting fees. At June 30, 2010, the unamortized issuance costs were $13.7 million, which are expected to be recognized over a weighted average period of 7.2 years. The Company recognized total interest expense of $19.0 million and $27.4 million for the three and six months ended June 30, 2010, respectively, for the Notes based on the effective interest rates of 3.39%, 4.47% and 6.03% for the 2013, 2015 and 2020 Notes, respectively.
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

The Credit Agreement
     In November 2008, the Company entered into a $2,650.0 million credit agreement (the Credit Agreement) consisting of a revolving credit facility of $250.0 million, a term loan A facility of $1,400.0 million, and a term loan B facility of $1,000.0 million to fund a portion of the cash consideration paid for the AB merger. During February 2010, the Company used the proceeds from the issuance of the Senior Notes, the net of tax proceeds from the sale of its 50% ownership stake in the Applied Biosystems/MDS Analytical Technologies Instruments joint venture and selected assets and liabilities directly attributable to the joint venture, along with cash on hand to pay off entire outstanding term loan principal of $1,972.5 million, which consisted of the carrying value of $1,330.0 million of the term loan A and $642.5 million of the term loan B, plus respective accrued interest due on the date of repayment. The Company recognized a loss of $54.2 million on unamortized deferred financing costs associated with the repayments of term loan A and term loan B during the six months ended June 30, 2010. After the repayment of the term loans, the Credit Agreement was amended and restated related to the revolving credit facility. For details on the revolving credit facility, refer to Note 5 “Lines of Credit”.
     The Company entered into interest rate swaps with a $1,000.0 million notional amount in January 2009 to convert a portion of variable rate interest payments of term loan A to fixed rate interest payments. As a result of the repayment of term loan A in February 2010, the Company de-designated and terminated the interest rate swaps in accordance with ASC Topic 815, Derivatives and Hedging, as the underlying transaction was no longer probable of occurring. The Company recognized a $12.9 million loss in conjunction with the termination of the interest rate swaps during the six months ended June 30, 2010.
     The interest rates were 2.75% to 3.91% on term loan A based on LIBOR plus 2.5% and 5.25% to 6.00% on term loan B based on the base rate plus 2.0% during the periods the term loans were outstanding. During the six months ended June 30, 2010, the Company recognized aggregate interest expense, net of hedging transactions, of $11.0 million on the term loans. During the three months and six months ended June 30, 2009, the Company recognized aggregate interest expense, net of hedging transactions, of $27.4 million and $53.6 million, respectively.
Convertible Senior Notes
     Effective January 1, 2009, The Company adopted a bifurcation requirement prescribed by ASC Topic 470-20, Debt with Conversion and Other Options, with the retrospective application for our outstanding $1,150.0 million of Convertible Senior Notes, which consisted of $350.0 million related to the 2% Convertible Senior Note (2023 Note), $450.0 million related to the 1 1/2% Convertible Senior Note (2024 Note) and $350.0 million related to the 3 1/4% Convertible Senior Note (2025 Note). Upon adoption of the provision, the Company retroactively recognized the carrying amount of $100.0 million, $129.8 million, and $47.6 million for the equity components of the 2023, 2024 and 2025 Notes, respectively, with deferred tax impacts of $39.1 million, $50.7 million and $18.6 million for the 2023, 2024 and 2025 Notes, respectively, and a liability component classified in long-term debt of $250.0 million, $320.2 million and $302.4 million for the 2023, 2024 and 2025 Notes, respectively. The terms of the 2023 Notes, 2024 Notes, and 2025 Notes require the Company to settle the par value of such notes in cash and deliver shares only for the excess, if any, of the notes’ conversion value based on conversion prices of $34.12, $51.02, and $49.13 per share, respectively, over their par values.
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
     At June 30, 2010 the Company carried unamortized debt discounts of $1.5 million, $31.2 million and $9.1 million for the 2023, 2024 and 2025 Notes, respectively, which are expected to be recognized over a weighted average period of 1.4 years. At December 31, 2009, the Company carried unamortized debt discounts of $10.4 million, $40.4 million and $13.5 million for the 2023, 2024 and 2025 Notes, respectively. The Company recognized total interest cost of $17.7 million and $16.9 million for the three months ended June 30, 2010 and 2009, respectively, and $35.1 million and $33.7 million for the six months ended June 30, 2010 and 2009, respectively, based on the effective interest rates of 7.21%, 6.10% and 5.95% for the 2023, 2024 and 2025 Notes, respectively. The interest expense consisted of $6.3 million and $6.3 million of contractual interest based on the stated coupon rate and $11.4 million and $10.6 million of amortization of the discount on the liability component for the three months ended June 30, 2010 and 2009, respectively. The interest expense consisted of $12.6 million and $12.6 million of contractual interest based on the stated coupon rate and $22.5 million and $21.1 million of amortization of the discount on the liability component for the six months ended June 30, 2010 and 2009, respectively.
     During the three months ended June 30, 2010, the Company reclassified carrying value of $340.9 million on the 3 1/4% Convertible Senior Note (2025 Note) from Long-term debt to current liabilities according to the respective indenture, which allows our Note holders to require the Company to purchase all or a portion of the Notes at par plus any accrued and unpaid interest at the earliest on June 15, 2011. In the event that the holders do not exercise such rights, the remaining balance of the Note will be reclassified back to Long-term debt.
     At June 30, 2010, the Company has classified the carrying value of $348.0 million on the 2023 Note in current liabilities pursuant to the respective indenture, which allows our Note holders to require the Company to purchase all or a portion of the Notes at par plus any accrued and unpaid interest at the earliest on August 1, 2010. The indenture also allows the Company to redeem, in whole or in part, at the Company’s option on or after August 1, 2010. In July 2010, the Company notified the holders of 2023 Notes its intention to redeem all of the outstanding 2023 Notes on August 6, 2010. The Company anticipates making this payment with the use of cash on hand and cash generated from operating activities.
5. Lines of Credit
     Under the Credit Agreement, the Company entered into a revolving credit facility of $250.0 million (the Revolving Credit Facility) with Bank of America, N.A in November 2008. In May 2010, the Company amended and restated the Credit Agreement, expanding the Revolving Credit Facility to $500.0 million. Interest rates on outstanding borrowings are determined by reference to LIBOR or to an alternate base rate, with margins determined based on changes in the Company’s leverage ratio. If necessary, the Company currently anticipates using the proceeds of the Revolving Credit Facility for the purpose of general working capital and capital expenditures and/or other capital needs as they may arise. As of June 30, 2010, the Company has issued $16.1 million in letters of credit under the Revolving Credit Facility, and accordingly, the remaining available credit is $483.9 million.
     At June 30, 2010, the Company’s foreign subsidiaries in China, Japan, Mexico and India had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The credit facilities bear interest at a fixed rate, the respective bank’s prime rate, or the TIBOR rate. The United States dollar equivalent of these facilities totaled $11.2 million, none of which was outstanding at June 30, 2010.
     The weighted average interest rate of the Company’s total lines of credit was 2.79% at June 30, 2010.
6. Commitments and Contingencies
Letters of Credit
     The Company had outstanding letters of credit totaling $38.2 million at June 30, 2010, of which $11.7 million was to support liabilities associated with the Company’s self-insured worker’s compensation programs, $4.4 million was to support its building lease requirements, $18.7 million was to support performance bond agreements, and $3.4 million was to support duty on imported products.
Executive Employment Agreements
     The Company has employment contracts with key executives that provide for the continuation of compensation if terminated for reasons other than cause, as defined in those agreements. At June 30, 2010, future employment contract commitments for such key executives were approximately $35.2 million for the remainder of fiscal year 2010.
Contingent Acquisition Obligations
     As a result of completed acquisitions, the Company may have payment obligations based on certain technological milestones, patent milestones and the achievement of future gross sales of the acquired companies. Some of the purchase agreements the Company has entered into do not limit the payments to a maximum amount, or restrict the payments deadline. For acquisitions which occurred prior to January 1, 2009 and are accounted for under SFAS 141, Business Combinations, the Company will account for any such contingent payments as an addition to the purchase price of the acquired company. For acquisitions which occurred subsequent to January 1, 2009 and are accounted for under ASC Topic 805, Business Combinations, these obligations will be accounted for at fair value at the time of acquisition with subsequent revisions reflected in the Statement of Operations. The Company also completed several acquisitions in prior years which did not meet the definition of a business under the respective guidance. When the contingent considerations are earned for the acquisitions accounted for as asset purchases, such contingent payments will be expensed in accordance with the ASC Topic 450, Contingencies. During the six months ended June 30, 2010, $1.7 million of the contingent payments were earned and expensed.

Environmental Liabilities
     As a result of the previous mergers and acquisitions, the Company assumed environmental exposures. At June 30, 2010, aggregate undiscounted environmental reserves were $8.3 million, including current reserves of $4.4 million. Some of the assumed environmental reserves are covered under insurance policies. At June 30, 2010, the Company had receivables of approximately $1.1 million, of which $1.0 million was included in other current assets, for expected reimbursements from these insurance policies.
     Based upon currently available information, the Company believes that it has adequately provided for these environmental exposures and that the outcome of these matters will not have a material adverse effect on its Consolidated Statement of Operations.
Litigation
     The Company is subject to potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted. These matters have arisen in the ordinary course and conduct of the Company’s business, as well as through acquisitions, and some are expected to be covered, at least partly, by insurance. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters that are pending or may be asserted could be decided unfavorably to the Company. Although the amount of liability at June 30, 2010 with respect to these matters cannot be ascertained, the Company believes that any resulting liability should not materially affect its Consolidated Financial Statements.
Indemnifications
     In the normal course of business, we enter into agreements under which we indemnify third parties for intellectual property infringement claims or claims arising from breaches of representations or warranties. In addition, from time to time, we provide indemnity protection to third parties for claims relating to past performance arising from undisclosed liabilities, product liabilities, environmental obligations, representations and warranties, and other claims. In these agreements, the scope and amount of remedy, or the period in which claims can be made, may be limited. It is not possible to determine the maximum potential amount of future payments, if any, due under these indemnities due to the conditional nature of the obligations and the unique facts and circumstances involved in each agreement. Payments made related to these indemnifications have not been and are not expected to be material to the Consolidated Financial Statements.
Guarantees
     The Company is a guarantor of a pension plan benefit which was assumed in conjunction with AB merger, thus such obligation is accounted for under the ASC Topic 460, Guarantees. As part of the divestiture of the Analytical Instruments business in fiscal 1999 by AB, the purchaser of the Analytical Instruments business is paying for the pension benefits for employees of a former German subsidiary. However, the Company was required to guarantee a payment of these pension benefits should the purchaser fail to do so, as these payment obligations were not transferable to the buyer under German law. The guaranteed payment obligation is approximated $50.1 million at June 30, 2010, which is not expected to have a material adverse effect on the Consolidated Financial Statements.
7. Pension Plans and Postretirement Health and Benefit Program
     The Company has several defined benefit pension plans covering its U.S. employees and employees in several foreign countries.
     The components of net periodic pension cost or (benefit) for the Company’s pension plans and postretirement benefits plans for the three and six months ended June 30, 2010 and 2009, respectively, were as follows:

	Domestic Plans
	Three months ended		Six months ended
	June 30,		June 30,
(in thousands) (unaudited)	2010	2009	2010	2009
Service cost	$538	$76	$538	$151
Interest cost	11,863	9,128	20,725	18,243
Expected return on plan assets	(12,430)	(8,258)	(20,988)	(17,116)
Amortization of prior service cost	15	—	29	—
Amortization of actuarial loss	212	896	689	955
Settlement gain*	—	—	(5,473)	—

Net periodic pension cost (benefit)	$198	$1,842	$(4,480)	$2,233

	Postretirement Plans
	Three months ended		Six months ended
	June 30,		June 30,
(in thousands) (unaudited)	2010	2009	2010	2009
Service cost	$7	$53	$52	$106
Interest cost	613	912	942	1,833
Expected return on plan assets	(120)	(46)	(217)	(195)
Amortization of prior service cost	(468)	60	(409)	120
Amortization of actuarial loss	157	244	353	393

Total periodic pension cost	$189	$1,223	$721	$2,257

	Foreign Plans
	Three months ended		Six months ended
	June 30,		June 30,
(in thousands) (unaudited)	2010	2009	2010	2009
Service cost	$917	$1,151	$1,903	$2,296
Interest cost	1,339	1,196	2,758	2,358
Expected return on plan assets	(1,035)	(883)	(2,129)	(1,735)
Amortization of actuarial loss	53	59	110	123
Settlement loss	17	—	35	—

Net periodic pension cost	$1,291	$1,523	$2,677	$3,042

*	A settlement gain related to the lump sum benefit that the Company paid out during the six months ended June 30, 2010 in conjunction with the restructuring efforts that occurred upon the merger with AB as permitted by the plan provision upon termination.
8. Income Taxes
     Income taxes are determined using an estimated annual effective tax rate applied against income, and then adjusted for the tax impacts of certain significant and discrete items. For the six months ended June 30, 2010, the Company treated the tax impact related to the following as discrete events for which the tax effect was recognized separately from the application of the estimated annual effective tax rate: (i) sale of the Mass Spectrometry division (ii) early extinguishment of debt; (iii) benefits relating to certain prior acquisitions; and (iv) the release of reserves for uncertain tax positions upon the completion of audits by tax authorities. The Company’s effective tax rate recorded for the six months ended June 30, 2010 was 14.7%. Excluding the impact of the discrete items discussed above, the effective tax rate would have been 24.8%.
     The following table summarizes the activity related to our unrecognized tax benefits:

	June 30, 2010	December 31, 2009
(in thousands)	(unaudited)
Gross unrecognized tax benefits at January 1	$121,644	$74,904
Increases in tax positions for prior years	26,663	33,201
Decreases in tax positions for prior years	(6,075)	(3,772)
Increases in tax positions for current year relating to ongoing operations	3,024	10,316
Increases in tax positions for prior years relating to acquisitions	1,172	18,529
Decreases in tax positions for current year relating to acquisition	(13,908)	(11,534)
Decreases in tax positions due to settlements with taxing authorities	(4,593)	—

Gross unrecognized tax benefits	$127,927	$121,644

     Included in the gross uncertain tax benefits balance at June 30, 2010 are $27.6 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. Of the $127.9 million of gross unrecognized tax benefits, $83.8 million, if recognized, would reduce our income tax expense and effective tax rate. Included in the $83.8 million is $1.2 million of gross uncertain tax benefits associated with current year acquisitions that would reduce our income tax expense and effective tax rate only if recognized after the applicable measurement period as described in ASC Topic 805, Business Combinations.
     In accordance with the disclosure requirements as described in ASC Topic 740, Income Taxes, the Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. For the six months ended June 30, 2010 and 2009, the Company recognized approximately $0.1 million and $5.1 million, respectively, in interest and penalties in the Consolidated Statement of Operations. The Company had approximately $11.0 million for the payment of interest and penalties accrued at June 30, 2010 in the Consolidated Balance Sheets compared to $9.8 million accrued at December 31, 2009.
     It is reasonably possible that there will be a reduction to the balance of unrecognized tax benefits up to $34.6 million in the next twelve months.
     The Company received favorable settlements on certain tax audits in the US, China and Norway during the three months ended June 30, 2010, which resulted in a reduction of approximately 10 percent to the effective tax rate. These audits were settled for pre-acquisition years 2006 through 2008 for Applied Biosystems federal returns; 2002 and 2003 for Norway; and 1993-2002 for China. The Company is subject to routine compliance reviews on various tax matters around the world in the ordinary course of business. Currently, income tax audits are in China, Italy, Norway, Singapore, United Kingdom, and the United States. The impact on the Consolidated Statement of Operations is not anticipated to be material.
9. Stock Repurchase Program
     In July 2007, the Board of Directors of the Company approved a program authorizing management to repurchase up to $500.0 million of common stock over the next three years, of which $265.0 million was not used to repurchase shares at the end of the three year program. The cost of repurchased shares were included in treasury stock and reported as a reduction in total equity. No shares were repurchased for the six months ended June 30, 2010 and 2009.
10. Restructuring Costs
     In November 2008, the Company completed the merger with AB to form a company that combines both businesses into a global leader in biotechnology reagents and instrument systems dedicated to improving the human condition. In connection with the merger and the desire to achieve synergies associated with economies of scale, the Company initiated a restructuring plan under two phases; the first phase was launched immediately after the merger date to complete in the short term, and the second phase was launched to complete in approximately two years, to provide one-time termination costs including severance costs and retention bonuses related to elimination of duplicative positions and change in control agreements to mostly sales, finance, IT, research and development, and customer services employees, one-time relocation costs to those employees whose employment positions have been moved to another location, and one-time charges associated with closure of certain leased facilities which are no longer being used in the Company’s operations. The Company finalized its restructuring plan during the fiscal year 2009 and expects to complete its entire plan in early 2011.
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
     The following table summarizes the restructuring activity accounted for under EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, for the six month period ended June 30, 2010, as well as the remaining restructuring accrual in the Consolidated Balance Sheets at June 30, 2010:

	One-Time	One-Time	One-Time
	Termination	Site Closure	Relocation
(in thousands) (unaudited)	Costs	Costs	Costs	Total
Restructuring accrual at December 31, 2009	$10,221	$4,752	$477	$15,450
Amounts paid	(8,834)	(2,259)	(74)	(11,167)
Accrual adjustment	—	—	(55)	(55)
Foreign currency translation	(12)	(209)	—	(221)

Restructuring accrual at June 30, 2010	$1,375	$2,284	$348	$4,007

     The restructuring activities related to the acquirer’s employees and facilities, as well as the activities related to the acquiree’s employees and facilities initiated under the second phase were accounted for under ASC Topic 420, Exit or Disposal Cost. The Company estimates that total restructuring expenses related to such activities will be approximately $51.9 million, which consists of $37.4 million for one-time termination costs, $8.4 million for one-time relocation costs, and $6.1 million for site closures. The Company anticipates that the restructuring plan will be completed early during fiscal year 2011. During the three months ended June 30, 2010, $2.6 million, $0.8 million, and $0.3 million of one-time termination costs, one-time relocation costs, and one-time site closure costs, respectively, and during the six months ended June 30, 2010 $14.7 million, $2.7 million, and $0.4 million of one-time termination costs, one-time relocation costs, and one-time site closure costs, respectively, were included in business consolidation costs in the Consolidated Statements of Operations.
     The following table summarizes the restructuring activity accounted for under ASC Topic 420, Exit or Disposal Cost for the six month period ended June 30, 2010, as well as the remaining restructuring accrual in the Consolidated Balance Sheets at June 30, 2010:

	One-Time	One-Time	One-Time
	Termination	Site Closure	Relocation
(in thousands) (unaudited)	Costs	Costs	Costs	Total
Restructuring reserves as of December 31, 2009	$9,274	$445	$1,379	$11,098
Charged to expenses	14,722	348	2,741	17,811
Amounts paid	(12,704)	(351)	(995)	(14,050)
Foreign currency translation	(527)	(59)	—	(586)

Restructuring reserves as of June 30, 2010	$10,765	$383	$3,125	$14,273

Cumulative amount incurred to date	$31,318	$1,568	$6,457	$39,343
11. Subsequent Events
     In July 2010, the Board of Directors of the Company approved a program authorizing management to repurchase up to $350.0 million of common stock over the next two years, which replaces the existing stock repurchase plan which expired in July 2010.

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
OVERVIEW
     Revenues for the three and six months ended June 30, 2010 were $903.7 million and $1,788.7 million, respectively, with net income attributable to the Company of $110.6 million and $202.1 million, respectively.
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
     The Company operates our business under the three divisions — Molecular Biology Systems (MBS), Genetic Systems (GS), and Cell Systems (CS) after the sales of the Mass Spectometry division completed in January 2010. The Mass Spectometry division was comprised of a 50% interest in a joint venture that the Company acquired in November 2008 as a part of the AB merger, and the Company accounted for this investment using the equity method. The sale of the Mass Spectometry division allows the Company to focus on its core competencies for biological solutions in life science research, genomic medicine, molecular diagnostics and applied markets. The MBS division includes the molecular biology based technologies including basic and real-time PCR, RNAi, DNA synthesis, thermo-cycler instrumentation, cloning and protein expression profiling and protein analysis. The CS division includes all product lines used in the study of cell function, including cell culture media and sera, stem cells and related tools, cellular imaging products, antibodies, drug discovery services, and cell therapy related products. The GS division includes sequencing systems and reagents, including capillary electrophoresis and the SOLiD system, as well as reagent kits developed specifically for applied markets, such as forensics, food safety and pharmaceutical quality monitoring. Upon completion of the merger with AB, we commenced the process of integrating the businesses and administration of the combined companies. A key part of this process was a reorganization of the business, research and development, and sales and marketing organizations within Life Technologies such that they are focused on optimizing the unique technologies and capabilities of the combined companies to drive new developments and business performance.
     The Company offers many different products and services, and is continually developing and/or acquiring others. Some of our specific product categories include the following:
•	“High-throughput” gene cloning and expression technology, which allows customers to clone and expression-test genes on an industrial scale.

•	Pre-cast electrophoresis products, which improve the speed, reliability and convenience of separating nucleic acids and proteins.

•	Antibodies, which allow researchers to capture and label proteins, visualize their location through use of dyes and discern their role in disease.

•	Magnetic beads, which are used in a variety of settings, such as attachment of molecular labels, nucleic acid purification, and organ and bone marrow tissue type testing.

•	Molecular Probes fluorescence-based technologies, which facilitate the labeling of molecules for biological research and drug discovery.

•	Transfection reagents, which are widely used to transfer genetic elements into living cells enabling the study of protein function and gene regulation.

•	PCR and Real Time PCR systems, reagents and assays, which enable researchers to amplify and detect targeted nucleic acids (DNA and RNA molecules) for a host of applications in molecular biology.

•	Cell culture media and reagents used to preserve and grow mammalian cells, which are used in large scale cGMP bio-production facilities to produce large molecule biologic therapies.

•	RNA Interference reagents, which enable scientists to selectively “turn off” genes in biology systems to gain insight into biological pathways.

•	Capillary electrophoresis and SOLiD(tm) DNA sequencing systems and reagents, which are used to discover sources of genetic and epigenetic variation, to catalog the DNA structure of organisms, to verify the composition of genetic research material, and to apply these genetic analysis discoveries in markets such as forensic human identification and clinical diagnostics.
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
RESULTS OF OPERATIONS
Second Quarter of 2010 Compared to the Second Quarter of 2009
     The following table compares revenues and gross margin for the second quarter of 2010 and 2009:

	Three months ended
	June 30,
(in millions) (unaudited)	2010	2009	$ Increase	% Increase
Molecular Biology Systems	$433.9	$409.9	$24.0	6%
Cell Systems	230.4	203.2	27.2	13%
Genetic Systems	235.3	223.1	12.2	5%
Corporate and other	4.1	(3.4)	7.5	NM

Total revenues	$903.7	$832.8	$70.9	9%

Total gross profit	$540.7	$481.6	$59.1	12%
Total gross profit margin %	59.8%	57.8%
Revenue
     The Company’s revenues increased by $70.9 million or 9% for the second quarter of 2010 compared to the second quarter of 2009. The increase in revenue is driven primarily by an increase of $54.1 million in volume and pricing, $12.3 million in favorable currency impacts including hedging, and $6.5 million in increased royalty revenue. Volume and pricing relates to the impact on revenue due to existing and new product total unit sales as well as year over year change in unit pricing and its impact on gross revenue.
     The Company operates our business under three divisions — Molecular Biology Systems, Genetic Systems, and Cell Systems. The Molecular Biology Systems (MBS) division includes the molecular biology based technologies including basic and real-time PCR, RNAi, DNA synthesis, thermo-cycler instrumentation, cloning and protein expression profiling and protein analysis. Revenue in this division increased by $24.0 million or 6% in the second quarter of 2010 compared to the second quarter of 2009. This increase was driven primarily by $18.1 million in increased volume and pricing, and increases of $5.9 million in favorable currency impacts. The Cell Systems (CS) division includes all product lines used in the study of cell function, including cell culture media and sera, stem cells and related tools, cellular imaging products, antibodies, drug discovery services, and cell therapy related products. Revenue in this division increased $27.2 million or 13% in the second quarter of 2010 compared to the second quarter of 2009. This increase was driven primarily by $24.1 million in increased volume and pricing and increases of $3.1 million in favorable currency impacts. The Genetic System (GS) division includes sequencing systems and reagents, including capillary electrophoresis and the SOLiD system, as well as reagent kits developed specifically for applied markets, such as forensics, food safety and pharmaceutical quality monitoring. Revenue in this division increased by $12.2 million or 5% in the second quarter of 2010 compared to the second quarter of 2009. This increase was driven primarily by $14.6 million in increased volume and pricing and $3.2 million in favorable currency impacts, offset by decreases of $5.6 million from the divestiture of a product line.
Gross Profit
     Gross profit increased $59.1 million or 12% in the second quarter of 2010 compared to the second quarter of 2009. The increase in gross profit was primarily driven by a $32.4 million increase in price and volume, $8.0 million of favorable currency impacts, and $6.5 million in increased royalty revenue.
Operating Expenses
The following table compares operating expenses for the second quarter of 2010 and 2009:

	Three months ended June 30,
	2010		2009
		As a		As a
	Operating	percentage of	Operating	percentage of	$ Increase/	% Increase/
(in millions)(unaudited)	expense	revenues	expense	revenues	(decrease)	(decrease)
Operating Expenses:
Selling, general and administrative	$252.8	28%	$253.0	30%	$(0.2)	NM
Research and development	90.3	10%	81.8	10%	8.5	10%
Purchased in-process research and development	1.7	NM	—	—	1.7	NM
Business consolidation costs	23.4	3%	28.9	3%	(5.5)	(19)%
     Selling, general and administrative
     For the second quarter of 2010, selling, general and administrative expenses decreased $0.2 million compared to the second quarter of 2009. This decrease was driven primarily by a decrease of $7.4 million in purchased services and a $5.7 million decrease in compensation, bonuses, and benefits, and partially offset by a $6.0 million increase of depreciation, amortization, and license fees, and a $4.7 million increase of general overhead costs.
     Research and development
     For the second quarter of 2010, research and development expenses increased $8.5 million or 10% compared to the second quarter of 2009. This increase was driven primarily by an increase of $2.0 million in compensation, bonuses and benefits, an increase of $1.7 million in purchased services, and a $1.0 million increase in employee related charges.
     Business Consolidation Costs
     Business consolidation costs for the second quarter of 2010 were $23.4 million, compared to $28.9 million in the second quarter of 2009, and represent costs to integrate recent and pending acquisitions and divestitures into the Company’s operations. The expenses for both quarters related primarily to integration and restructuring efforts, including severance and site consolidation, currently underway related to various mergers, acquisitions and divestitures. In undergoing the various restructuring plans, the Company anticipates cost savings and revenue synergies as a result of the combination of the acquired businesses.
Other Income (Expense)
     Interest Income
     Interest income was $1.1 million for the second quarter of 2010 compared to $0.7 million for the second quarter of 2009.
     Interest income in the future will be affected by changes in short-term interest rates and changes in cash balances, which may materially increase or decrease as a result of acquisitions, debt repayment, stock repurchase programs and other financing activities.

     Interest Expense
     Interest expense was $39.3 million for the second quarter of 2010 compared to $49.7 million for the second quarter of 2009. The decrease in interest expense was primarily driven by lower balances in debts by paying off the term loans in February 2010, partially offset with interest expense incurred related to the $1,500.0 million of fixed rate unsecured notes issued in February 2010.
     The Company adopted a bifurcation requirement on our convertible debt prescribed by ASC Topic 470-20, Debt with Conversion and Other Options in the first quarter of 2009 and as a result has incurred an additional $11.3 million in expense in the second quarter of 2010 and $10.6 million in the second quarter of 2009.
     Other Income (Expense), Net
     Other income (expense), net, was $2.0 million for the second quarter of 2010 compared to $(0.6) million for the same period of 2009. Included in the second quarter of 2010 were foreign currency gains of $1.2 million.
     Provision for Income Taxes
     The provision for income taxes as a percentage of pre-tax income from continuing operations was 13.9% for the second quarter of 2010 compared with 42.9% for the second quarter of 2009. The decrease in the effective tax rate was primarily attributable to the release of uncertain tax benefits relating to certain prior year acquisitions, without which the effective tax rate for the second quarter of 2010 would have been 23.0% (see the year to date analysis for a reconciliation of the effective rate).
First Six Months of 2010 compared to First Six Months of 2009
     The following table compares revenues and gross margin for the first six months of 2010 and 2009:

	Six months ended
	June 30,
(in millions) (unaudited)	2010	2009	$ Increase	% Increase
Molecular Biology Systems	$865.4	$791.0	$74.4	9%
Cell Systems	444.2	395.5	48.7	12%
Genetic Systems	473.0	431.6	41.4	10%
Corporate and other	6.1	(9.6)	15.7	NM

Total revenues	$1,788.7	$1,608.5	$180.2	11%

Total gross profit	$1,073.8	$866.3	$207.5	24%
Total gross profit margin %	60.0%	53.9%
Revenue
     The Company’s revenues increased by $180.2 million or 11% for the first six months of 2010 compared to the first six months of 2009. The increase in revenue was driven primarily by increases of $128.8 million in volume and pricing, $41.1 million in favorable currency impacts including hedging, and $4.9 million in increased royalty revenue.
     Revenue in the MBS division increased by $74.4 million or 9% for the first six months of 2010 compared to the same period of 2009. This increase was driven primarily by $54.9 million in increased volume and pricing and $19.5 million in favorable currency impacts including hedging. Revenue in the CS division increased by $48.7 million or 12% for the first six months of 2010 compared to the first six months of 2009. This increase was driven primarily by $39.5 million in increased volume and pricing and by $9.2 million in favorable currency impacts including hedging. Revenue in the GS division increased by $41.4 million or 10% in the first six months of 2010 compared to the first six months of 2009. This increase was driven primarily by $39.7 million in increased volume and pricing, $12.2 million in favorable currency impacts including hedging, partially offset by $10.5 million from the divestiture of a product line.
Gross Profit
     Gross profit increased $207.5 million or 24% in the first six months of 2010 compared to the same period of 2009. The increase in gross profit was primarily driven by $94.1 million in increased volume and pricing, a decrease of $59.6 million in purchase accounting inventory revaluation expense, $30.8 million in favorable currency impacts, and $4.9 million in increased royalty revenue.

Operating Expenses
The following table compares operating expenses for the first six months of 2010 and 2009:

	Six months ended June 30,
	2010		2009
		As a		As a
	Operating	percentage of	Operating	percentage of	$ Increase /	% Increase /
(in millions)(unaudited)	expense	revenues	expense	revenues	(decrease)	(decrease)
Operating Expenses:
Selling, general and administrative	$512.5	29%	$494.1	31%	$18.4	4%
Research and development	176.7	10%	162.1	10%	14.6	9%
Purchased in-process research and development	1.7	NM	—	—	1.7	NM
Business consolidation costs	48.7	3%	56.3	4%	(7.6)	(13)%
     Selling, general and administrative
     For the first six months of 2010, selling, general and administrative expenses increased by $18.4 million or 4% compared to the first six months of 2009. This increase was driven primarily by $10.3 million of unfavorable currency impacts, a $12.7 million increase in compensation, bonuses, and benefits, a $10.3 million increase in depreciation, amortization, and license fees, partially offset by a $8.8 million decrease in purchased services.
     Research and development
     For the first six months of 2010, research and development expenses increased by $14.6 million or 9% compared to the first six months of 2009. This increase was driven primarily by an increase of $6.1 million in general overhead costs and a $5.4 million increase in purchased services.
     Business Consolidation Costs
     Business consolidation costs for the first six months of 2010 were $48.7 million, compared to $56.3 million in the first six months of 2009, and represent costs to integrate recent and pending acquisitions and divestitures into the Company’s operations. The expenses for both periods related primarily to integration and restructuring efforts, including severance and site consolidation, currently underway related to various mergers, acquisitions and divestitures. In undergoing the various restructuring plans, the Company anticipates cost savings and revenue synergies as a result of the combination of the acquired businesses. Offsetting some of the business consolidation cost expense during the six months ended June 30, 2010, the Company recognized a gain of $6.4 million upon the settlement of an outstanding legal claim in which the outcome was favorable to the Company’s estimate. The legal settlement was directly integration related and therefore offset the business consolidation cost expense.
Other Income (Expense)
     Interest Income
     Interest income was $2.5 million for the first six months of 2010 compared to $2.1 million for the first six months of 2009.
     Interest income in the future will be affected by changes in short-term interest rates and changes in cash balances, which may materially increase or decrease as a result of acquisitions, debt repayment, stock repurchase programs and other financing activities.
     Interest Expense
     Interest expense was $80.8 million for the first six months of 2010 compared to $97.8 million for the first six months of 2009. The decrease in interest expenses was primarily driven by lower balance in debts by paying off the term loans in February 2010, partially offset with interest expenses incurred related to the $1,500.0 million of fixed rate unsecured notes issued in February 2010.
     The Company adopted a bifurcation requirement on our convertible debt prescribed by ASC Topic 470-20, Debt with Conversion and Other Options in the first quarter of 2009 and as a result has incurred an additional $22.5 million in expense in the first six months of 2010 and $21.1 million for the first six months of 2009.

     During February 2010, the Company fully repaid the outstanding term loans, and recognized a loss of $54.2 million of deferred financing costs. The loss is separately identified in the Consolidated Statements of Operations as a “Loss on early extinguishment of debt”.
     Other Expense, Net
     Other expense, net, was $2.0 million for the first six months of 2010 compared to $0.4 million for the same period of 2009. Included in the first six months of 2010 was a loss on the discontinuance of cash flow hedges of $12.9 million and a $1.2 million expense related to the amortization of purchased intangibles and amortization of deferred revenue fair market value adjustments attributable to the joint venture, offset with a gain from the recovery on an impaired security of $6.7 million and foreign currency gains of $5.0 million.
     During January 2010, the Company completed the sale of its 50% ownership stake in the Applied Biosystems/MDS Analytical Technologies Instruments joint venture and selected assets and liabilities directly attributable to the joint venture to Danaher Corporation for $428.1 million in cash, excluding transactions costs, and recorded a gain of $37.3 million. The gain is separately identified in the Consolidated Statements of Operations as a “Gain on divestiture of equity investments”.
     Provision for Income Taxes
          The provision for income taxes as a percentage of pre-tax income from continuing operations was 14.7% for the first six months of 2010 compared with 5.3% for the first six months of 2009. The lower than expected effective tax rate of the first six months of 2009 was due primarily to a release of a valuation allowance related to capital loss carry forwards which generated a net tax benefit of $25.0 million, offset by certain tax only capital gains generated from the Company’s global restructuring activities of approximately $14.6 million. In the first six months of 2010, the effective tax rate of 14.7% was reduced from the estimated annual effective tax rate of 24.8%, primarily due to the tax impacts relating to the following: (i) sale of the Mass Spectrometry division (ii) early extinguishment of debt; (iii) benefits relating to certain prior year acquisitions and (iv) the release of reserves for uncertain tax positions upon the completion of audits by tax authorities.
          The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate without the discrete items are as follows:

Statutory U.S. federal income tax rate	35.0%
State income tax	1.9
Foreign earnings taxed at non-U.S. rates (includes a significant benefit relating to the Singapore tax exemption grant)	(11.6)
Release of uncertain tax benefit reserves	1.0
Credits and incentives	(3.7)
Non-deductible compensation & other adjustments	1.6
Other	0.6

Effective income tax rate	24.8%
The federal research and development credit expired at the end of 2009. If the federal research and development credit is reinstated and retroactive to the beginning of the Company’s tax year, then the Company’s estimated effective tax rate would be reduced by approximately 1.3%.
LIQUIDITY AND CAPITAL RESOURCES
     Our future capital requirements and the adequacy of our available funds will depend on many factors, including future business acquisitions, future stock or debt repayment or repurchases, scientific progress in our research and development programs and the magnitude of those programs, our ability to establish collaborative and licensing arrangements, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and competing technological and market developments. We intend to continue our strategic investment activities in new product development, in-licensing technologies and acquisitions that support our platforms. In light of the current market conditions surrounding the credit market, the risk of the inability to obtain credit in the market is a potential risk. We believe that our annual positive cash flow generation and secured financing arrangements allow the company to mitigate this risk and ensures the company has the necessary working capital requirements to fund continued operations. The

Company has, and expects to be able to continue to generate positive cash flow from operations to fund both short term and long term cash needs. Should changes in the Company’s cash needs occur, the Company could seek additional financing or the Company has the ability to raise funding in the future through public and private markets at reasonable rates based on its risk profile, along with the history of strong cash generation and paying down debt in a timely manner. Currently, the Company does not anticipate the need for additional financing, and expects to fund future operation and future debt repayment through the generation of cash from operations.
     Cash and cash equivalents were $671.3 million at June 30, 2010, an increase of $74.7 million from December 31, 2009 primarily due to cash provided by operating activities of $299.3 million and cash provided by investing activities of $212.1 million, offset by cash used in financing activities of $421.6 million and the effect of exchange rates on cash of $15.2 million.
     Operating Activities
     Operating activities provided net cash of $299.3 million through the second quarter of 2010 primarily from our net income of $202.0 million plus net non-cash charges of $197.9 million, partially offset by a decrease in cash from operating assets and liabilities of $100.6 million. Non-cash charges were primarily comprised of amortization of intangibles of $143.4 million, amortization of deferred debt issuance costs of $59.6 million, depreciation of $61.0 million, stock-based compensation expense of $40.0 million, and non-cash interest expense of $22.5 million resulting from the retrospective adoption of a bifurcation requirement on our convertible debt as prescribed by ASC Topic 470-20, Debt with Conversion and Other Options, offset by a change in deferred income taxes which resulted in a use of cash of $100.2 million and gain of $37.3 million on the sale of the Mass Spectometry joint venture. The decrease of $100.6 million in cash within operating assets and liabilities was mainly due to a $86.6 million decrease in accounts payable, accrued expenses and other liabilities, a $58.5 million increase in trade accounts receivable, and a $33.0 million increase in inventories, partially offset by a $55.7 million net increase in income tax liabilities and a $25.7 million impact from hedging activities. The movement in cash as a result of changes in operating assets and liabilities is consistent with normal ongoing operations.
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
     In March 2010, The Patient Protection and Affordable Care Act was amended to eliminate the current employer tax deduction for prescription drug coverage that is reimbursed through Medicare Part D coverage subsidies. The Company has assessed this amendment and recorded a $1.4 million impact related to a change in its tax deduction for its Medicare Part D subsidies during the six months ended June 30, 2010. The Company is currently assessing the other components of the Patient Protection and Affordable Care Act to determine the impact on current and future periods. Although the Company does not believe that the amended Act will have a material impact on its consolidated financial statements, the Company will continuously monitor the potential financial impact by evaluating the assumptions its uses for its post retirement health benefit plan as well as any additional regulations or the guidance that may be provided in the future.
     Investing Activities
     Net cash provided by investing activities through the second quarter of 2010 was $212.1 million. The cash was primarily provided by $410.4 million associated with the divestiture of the joint venture, which included cash collected on behalf of, and owed to, Danaher as part of a related Transition Services Agreement, and other miscellaneous transaction-related cash flows. The net of tax proceeds from the transaction were used to pay down the term loans. The cash proceeds from the divestiture were offset by $120.6 million of cash payments associated with acquisition related activities, cash used for purchases of property plant and equipment of $55.5 million, and cash used for the purchases of investments of $18.6 million. The Company does not believe that the divestiture of Mass Spectometry joint venture will materially alter its future cash flows.
     The Company has undertaken restructuring activities in connection with the merger of Applied Biosystems, which primarily include one-time termination costs, such as severance costs related to elimination of duplicative positions and change in control agreements to mostly sales, finance, IT, research and development, and customer services. The restructuring plan also includes charges associated with the closure of certain leased facilities and one-time relocation costs for the employees whose employment positions have been moved to another location. At June 30, 2010, the Company had restructuring accruals of $18.3 million pursuant to this plan, and payments are expected to be fully paid by early 2011. Total restructuring expenditures are estimated to be approximately $150.1 million, of which $136.9 million were incurred and recorded in the financial statements and $117.9 million were paid since the inception of the plan. The Company expects the restructuring activities to result in long term cost savings in cost of goods sold as well as in selling, general and administrative costs related to the efficiencies in procurement and manufacturing as well as the reduction of redundant and excess overhead. The Company expects long term cost savings in excess of the costs to complete the plan.
     Financing Activities
     Net cash used in financing activities through the second quarter of 2010 was $421.6 million. The primary drivers were principal payments on the term loans of $1,972.5 million, partially offset by proceeds from the issuance of $1,496.7 million of fixed rate unsecured senior notes and the exercise of employee stock options and purchase rights of $73.1 million. The Company does not believe that the senior notes issuance and repayment of the term loans will materially alter its future cash flows.
     In February 2010, the Company issued $1,500.0 million of fixed rate unsecured notes which consisted of an aggregate principal amount of $250.0 million of 3.375% Senior Notes due 2013 (the “2013 Notes”), an aggregate principal amount of $500.0 million of 4.400% Senior Notes due 2015 (the “2015 Notes”) and an aggregate principal amount of $750.0 million of 6.000% Senior Notes due 2020 (the “2020 Notes”). The net proceeds from the Notes offering were $1,484.8 million with the debt discounts of $3.3 million as well as the underwriting discount of $11.9 million. The proceeds were used to fully repay the term loans. Total costs incurred to issue the Notes were $14.4 million including the underwriting discount of $11.9 million. The Company recognized total interest cost of $19.0 million for the three months ended June 30, 2010 and total interest cost of $27.4 million for the six months ended June 30, 2010 for the Notes based on the effective interest rates of 3.39%, 4.47% and 6.03% for the 2013, 2015 and 2020 Notes, respectively.
     The Company repaid $1,330.0 million and $642.5 million of outstanding term loan A and term loan B, respectively, in February 2010 with the proceeds from the issuance of the senior notes, net of tax proceeds from the sales of the joint venture, along with cash on hand. The term loan A and term loan B were entered in November 2008 under the Credit Agreement together with Revolving Credit Facility of $250.0 million to fund a portion of the cash consideration paid as part of the AB merger. Had the term loans been still outstanding at June 30, 2010, term loan A would have required us to make quarterly principal repayments through 2013 and term loan B would have required us to make a lump sum principal repayment in 2015. During the three months ended June 30, 2009, the interest on term loan A was LIBOR plus 2.5% and term loan B was at the Base Rate plus 2.0%, which resulted in aggregate interest payments, net of hedging transactions, of $27.4 million. During the six months ended June 30, 2010 and 2009, the interest on term loan A was LIBOR plus 2.5% and term loan B was at the Base Rate plus 2.0%, which resulted in aggregate interest payments, net of hedging transactions, of $11.0 million and $53.6 million, respectively.
     The Credit Agreement was amended and restated to increase the revolving credit facility to $500.0 million with modified terms after the repayment of the term loans. The Company has issued $16.1 million in letters of credit through the Revolving Credit Facility, and, accordingly, the remaining credit available under that facility is $483.9 million. The Company’s foreign subsidiaries in China, Japan, and India had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The United States dollar equivalent of these facilities totaled $11.2 million, none of which was outstanding at June 30, 2010.
     As part of the 2023 Convertible Senior Note issuance, pursuant to the respective indenture, the 2023 Note holders are able to require the Company to purchase all or a portion of the Notes at par plus any accrued and unpaid interest at the earliest on August 1, 2010. The indenture also allows the Company to redeem, in whole or in part, at the Company’s option on or after August 1, 2010. Subsequent to June 30, 2010, the Company notified the holders of 2023 Notes its intention to redeem all of the outstanding 2023 Notes on August 6, 2010. The Company anticipates making this payment, approximately $349.6 million, with the use of cash on hand and cash generation from operating activities. For holders of the 2023 Notes that convert prior to the redemption date the conversion process will settle the par amount of the notes in cash, with the portion of the beneficial note conversion to be settled in Company shares.
     The Board of Directors of the Company approved a program authorizing management to repurchase up to $350.0 million of common stock over the next two years in July of 2010. The repurchase program will be funded through cash generation from operations and liquidity sources currently on hand.

     At June 30, 2010, the Company is in compliance with all of its debt covenants.
OFF BALANCE SHEET ARRANGEMENTS
     The Company does not have any material off balance sheet arrangements. For further discussion on the Company’s commitments and contingencies, refer to Note 6 “Commitments and Contingencies” in the notes to the Consolidated Financial Statements.
CONTRACTUAL OBLIGATIONS
     We did not enter into any material contractual obligations during the three months ended June 30, 2010. We have no material contractual obligations not fully recorded on our Consolidated Balance Sheets or fully disclosed in the Notes to our Consolidated Financial Statements.
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
     Foreign Currency Exchange Rates
     We have operations through legal entities in Europe, Asia-Pacific and the Americas. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. As of June 30, 2010, the Company had $413.3 million of accounts receivable and $60.8 million of accounts payable, respectively, denominated in a foreign currency. The Company has accounts receivables and payables denominated in both the functional currency of the legal entity as well as receivables and payables denominated in a foreign currency that differs from the functional currency of the legal entity. For receivables and payables denominated in the legal entity’s functional currency, the Company does not have financial statement risk, and therefore does not hedge such transactions. For those receivables and payables denominated in a currency that differs from the functional currency of the legal entity, the Company hedges such transactions to prevent financial statement risk. As a result, a hypothetical movement in foreign currency rates would not be expected to have a material financial statement impact on the settlement of these outstanding receivables and payables.
     Both realized and unrealized gains and losses on the value of these receivables and payables were included in other income and expense in the Consolidated Statements of Operations. Net currency exchange gains recognized on business transactions, net of hedging transactions, was $1.2 million and $5.0 million for the three and six months ended June 30, 2010, respectively, and were included in other income and expense in the Consolidated Statements of Operations. These gains and losses arise from the timing of cash collections compared to the hedged transactions, which can vary based on timing of actual customer payments.
     The Company’s intercompany foreign currency receivables and payables are primarily concentrated in the euro, British pound sterling, Canadian dollar and Japanese yen. Historically, we have used foreign currency forward contracts to mitigate foreign currency risk on these intercompany foreign currency receivables and payables. At June 30, 2010, the Company had a notional principal amount of $977.9 million in foreign currency forward contracts outstanding to hedge currency risk on specific intercompany and the third-party receivables and payables denominated in a currency that differs from the legal entity’s functional currency. These foreign currency forward contracts as of June 30, 2010, which settle in July 2010 through November 2010, effectively fix the exchange rate at which these specific receivables and payables will be settled, so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying receivables and payables. The Company does not have any material short-term un-hedged foreign currency intercompany receivables or payables at June 30, 2010. Refer to Note 2 “Financial Instruments” in the notes to the Consolidated Financial Statements for more information on the Company’s hedging programs.
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

     Cash Flow Hedges
     The ultimate United States dollar value of future foreign currency sales generated by our reporting units is subject to fluctuations in foreign currency exchange rates. The Company’s intent is to limit this exposure from changes in currency exchange rates through hedging. When the dollar strengthens significantly against the foreign currencies, the decline in the United States dollar value of future foreign currency revenue is offset by gains in the value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the opposite occurs. The Company uses foreign currency forward contracts to mitigate foreign currency risk on forecasted foreign currency sales which are expected to be settled within the next twelve months. The change in fair value prior to their maturity was accounted for as cash flow hedges, and recorded in other comprehensive income, net of tax, in the Consolidated Balance Sheets according to ASC Topic 815, Derivatives and Hedging. To the extent any portion of the forward contracts is determined to not be an effective hedge, the increase or decrease in value prior to the maturity is recorded in other income /(expense) in the Consolidated Statements of Operations.
     During the six months ended June 30, 2010, the Company did not recognize any material ineffective portion of its hedging instruments and no hedging relationships were terminated as a result of ineffective hedging related to the forward contacts. The Company continually monitors the probability of forecasted transactions as part of the hedge effectiveness testing. At June 30, 2010, the Company had a notional principal amount of $709.4 million in foreign currency forward contracts outstanding to hedge foreign currency revenue risk under ASC Topic 815, Derivatives and Hedging, and the fair value of foreign currency forward contracts is reported in other current assets or other current liabilities in the Consolidated Balances Sheet as appropriate with maturity dates extending through June 2011. The Company reclasses deferred gains or losses reported in accumulated other comprehensive income into revenue when the underlying foreign currency sales occur and are recognized in consolidated earnings. The Company uses inventory turnover ratio for each international operating unit to align the timing of a hedged item and a hedging instrument to impact the Consolidated Statements of Operations during the same reporting period. At June 30, 2010, the Company expects to reclass $19.7 million of net gains on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months. At June 30, 2010, a hypothetical 10% change in foreign currency rates against the United States dollar would result in a decrease or an increase of $60.0 million in the fair value of foreign currency derivatives accounted for under cash flow hedges. Actual gains or losses could differ materially from this analysis based on changes in the timing and amount of currency rate movements.
     During the six months ended June 30, 2010, the Company recognized a $12.9 million loss as a result of the discontinuance of swap payment arrangements related to the term loan A payoff in February 2010 as the forecasted transactions were no longer probable of occurring.

     Commodity Prices
     Our exposure to commodity price changes relates to certain manufacturing operations that utilize certain commodities such as raw materials. We manage our exposure to changes in those prices primarily through our procurement and sales practices.
     Interest Rates
     Our investment portfolio is maintained in accordance with our investment policy which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The fair value of our cash equivalents, marketable securities, and derivatives is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness or our own credit risk. The Company uses credit default swap spread to derive risk-adjusted discount rate to measure the fair value of some of our financial instruments. At June 30, 2010, we had $729.6 million in cash, cash equivalents, restricted cash, short-term investments and long-term investments, all of which approximated the fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of $706.4 million of our cash, cash equivalents, restricted cash, and short-term investments at June 30, 2010, as these consisted of highly liquid securities with short-term maturities. The Company accounts for the $23.2 million of its long-term investments in non-publicly traded companies under the cost method, thus, changes in market interest rates would not be expected to have an impact on these investments. Refer to Note 2 “Fair Value of Financial Instruments” in the notes to the Consolidated Financial Statements for more information on the Company’s investments.
     Fair Value Measurements
     ASC Topic 820, Fair Value Measurements and Disclosures, requires certain financial and non-financial assets and liabilities measured at fair value using a three tiered approach. The assets and liabilities which used level 3 or significant unobservable inputs to measure the fair value represent an insignificant portion of total Company’s financial positions at June 30, 2010. Considering that the Company received a cash loan for the value of the auction rate securities from UBS while waiting for the settlement, and subsequently the Company settled with UBS at par in its entirety in July 2010, the Company does not believe there is any credit risk on these investments. For further discussion on the Company’s fair value measurements and valuation methodologies, refer to Note 2 “Fair Value of Financial Instruments” in the notes to the Consolidated Financial Statements for more information on the Company’s investments.

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
     Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Securities Exchange Act, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of June 30, 2010, the end of the period covered by this report.
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

LIFE TECHNOLOGIES CORPORATION
Date: August 5, 2010	By:	/s/ David F. Hoffmeister
David F. Hoffmeister
Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
3.1	Restated Certificate of Incorporation of Life Technologies Corporation (1)
3.2	Fifth Amended and Restated Bylaws of Life Technologies Corporation (1)
10.1	2010 Incentive Compensation Plan (1)
10.2	Deferred Compensation Plan (1)
10.3	Notice of Grant and Restricted Stock Unit Agreement (1)
10.4	Amended and Restated Credit Agreement, dated as of May 28, 2010, among Life Technologies Corporation, as the U.S. Borrower, Applied Biosystems B.V., Applied Biosystems Finance B.V. and Life Technologies Holdings B.V. as Foreign Borrowers, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (2)
10.5	Consulting Agreement, effective as of June 30, 2010, between William S. Shanahan and Life Technologies Corporation (3)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
101. INS	XBRL Instance Document (4)
101. SCH	XBRL Taxonomy Extension Schema (4)
101. CAL	XBRL Taxonomy Extension Calculation Linkbase (4)
101. DEF	XBRL Taxonomy Extension Definition Linkbase (4)
101. LAB	XBRL Taxonomy Extension Labels Linkbase (4)
101. PRE	XBRL Taxonomy Extension Presentation Linkbase (4)

(1)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on May 3, 2010 (File No. 000-25317).

(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on June 1, 2010 (File No. 000-25317).

(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on June 30, 2010 (File No. 000-25317).

(4)	Furnished, not filed