Form 10-Q
period 2010-09-30
Life Technologies Corp
filed 2010-11-05
CIK 1073431

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ or No ☑
As of November 2, 2010, 186,727,590 shares of the Registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
LIFE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$502,902	$596,587
Short-term investments	15,470	10,766
Restricted cash and investments	18,600	40,721
Trade accounts receivable, net of allowance for doubtful accounts of $10,579 and $10,809, respectively	568,121	591,058
Inventories, net	350,609	353,222
Deferred income tax assets	112,995	19,822
Prepaid expenses and other current assets	158,014	183,988

Total current assets	1,726,711	1,796,164

Long-term investments (includes none and $34,800 measured at fair value, respectively)	24,519	380,167
Property and equipment, net	832,359	829,032
Goodwill	3,869,638	3,783,806
Intangible assets, net	1,906,637	2,071,607
Deferred income tax assets	21,278	106,562
Other assets	125,974	148,402

Total assets	$8,507,116	$9,115,740

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$345,468	$481,701
Accounts payable	183,994	237,250
Restructuring accrual	9,599	26,548
Deferred compensation and related benefits	175,066	244,625
Deferred revenues and reserves	102,185	129,035
Accrued expenses and other current liabilities	240,075	203,139
Accrued income taxes	76,305	63,425

Total current liabilities	1,132,692	1,385,723

Long-term debt	1,925,709	2,620,089
Pension liabilities	162,211	155,934
Deferred income tax liabilities	524,238	693,256
Income taxes payable	103,565	118,084
Other long-term obligations, deferred credits and reserves	91,283	115,986

Total liabilities	3,939,698	5,089,072

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.01 par value, 6,405,884 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value, 400,000,000 shares authorized; 202,448,382 and 196,297,725 shares issued, respectively	2,024	1,963
Additional paid-in-capital	4,995,986	4,784,786
Accumulated other comprehensive income	82,657	51,968
Retained earnings	461,818	154,204
Less cost of treasury stock: 16,544,879 and 16,214,572 shares, respectively	(983,067)	(966,253)

Total Life Technologies stockholders’ equity	4,559,418	4,026,668
Noncontrolling interest	8,000	—
Total equity	4,567,418	4,026,668

Total liabilities and equity	$8,507,116	$9,115,740

See accompanying notes to unaudited consolidated financial statements.

LIFE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the three months		For the nine months
	ended September 30,		ended September 30,
(Unaudited)	2010	2009	2010	2009
Revenues	$867,082	$800,729	$2,655,757	$2,409,229
Cost of revenues	282,505	266,499	857,259	866,912
Purchased intangibles amortization	70,216	71,445	210,353	213,217

Gross profit	514,361	462,785	1,588,145	1,329,100

Operating expenses:
Selling, general and administrative	240,680	240,016	753,178	734,125
Research and development	90,057	82,724	266,754	244,843
Purchased in-process research and development	—	—	1,650	—
Business integration costs	17,714	23,345	66,426	79,635

Total operating expenses	348,451	346,085	1,088,008	1,058,603

Operating income	165,910	116,700	500,137	270,497

Other income (expense):
Interest income	1,136	1,009	3,588	3,092
Interest expense	(35,206)	(47,792)	(116,033)	(145,628)
Loss on early extinguishment of debt	—	(6,814)	(54,185)	(6,814)
Gain on divestiture of equity investments	—	—	37,260	—
Other income (expense)	(4,270)	2,627	(6,248)	2,190

Total other expense, net	(38,340)	(50,970)	(135,618)	(147,160)

Income before provision for income taxes	127,570	65,730	364,519	123,337
Income tax provision	(22,327)	(24,594)	(57,229)	(27,655)

Net income	105,243	41,136	307,290	95,682
Net loss attributable to noncontrolling interests	297	—	324	—

Net income attributable to Life Technologies	$105,540	$41,136	$307,614	$95,682

Earnings per common share attributable to Life Technologies stockholders:
Basic	$0.57	$0.23	$1.69	$0.55
Diluted	$0.56	$0.22	$1.62	$0.53
Weighted average shares used in per share calculations:
Basic	184,196	176,387	182,516	174,941
Diluted	190,149	183,428	190,356	179,326
See accompanying notes to unaudited consolidated financial statements.

LIFE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the nine months
	ended September 30,
	2010	2009
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$307,290	$95,682
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of businesses acquired and divested:
Depreciation	91,965	82,838
Amortization of intangible assets	214,887	221,409
Amortization of deferred debt issuance costs	61,340	21,467
Amortization of inventory fair market value adjustments	836	62,747
Amortization of deferred revenue fair market value adjustment	5,780	30,184
Share-based compensation expense	59,725	42,847
Incremental tax benefits from stock options exercised	(16,093)	(7,652)
Deferred income taxes	(101,704)	21,334
Purchase of in-process research and development	1,650	—
Loss on disposal of assets	1,463	3,607
Gain on sale of equity investment	(37,260)	—
Debt discount amortization	30,965	31,870
Other non-cash adjustments	9,354	66
Changes in operating assets and liabilities:
Trade accounts receivable	(37,531)	(10,689)
Inventories	(48,651)	(9,146)
Prepaid expenses and other current assets	(3,960)	12,671
Other assets	(5,773)	7,357
Accounts payable	(48,179)	(37,985)
Accrued expenses and other liabilities	(36,287)	4,260
Income taxes	35,150	(121,845)
Cash impact of hedging activities	29,551	—

Net cash provided by operating activities	514,518	451,022

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(18,176)	(9,970)
Net cash paid for business combinations	(120,486)	(24,782)
Net cash paid for asset purchases	(5,483)	(25,176)
Purchases of property and equipment	(83,215)	(103,640)
Proceeds from sale of assets	—	3,942
Proceeds from asset divestitures	—	15,239
Net cash received for divestiture of equity investment	388,743	—

Net cash provided by (used in) investing activities	161,383	(144,387)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term obligations	1,496,693	—
Principal payments on long-term obligations	(2,320,299)	(275,000)
Issuance cost payments on long-term obligations	(16,587)	—
Acquisition of noncontrolling interest	(21,371)	—
Incremental tax benefits from stock options exercised	16,093	7,652
Proceeds from sale of common stock	89,169	116,641
Capital lease payments	(1,597)	(323)
Purchase of treasury stock	(16,789)	(1,755)

Net cash used in financing activities	(774,688)	(152,785)
Effect of exchange rate changes on cash	5,102	29,156

Net increase (decrease) in cash and cash equivalents	(93,685)	183,006
Cash and cash equivalents, beginning of period	596,587	335,930

Cash and cash equivalents, end of period	$502,902	$518,936

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
Computation of Earnings Per Share
     Basic earnings per share are computed by dividing net income attributable to Life Technologies by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur from the following items:
•	Convertible senior notes where the effect of those securities is dilutive;

•	Dilutive stock options and restricted stock units;

•	Dilutive performance awards; and

•	Dilutive Employee Stock Purchase Plan (ESPP)
     Computations for basic and diluted earnings per share are as follows:

	Net Income
	Attributable to
	Life
	Technologies	Shares	Earnings
(in thousands, except per share data) (unaudited)	(Numerator)	(Denominator)	Per Share
Three Months Ended September 30, 2010
Basic earnings per share:
Net income attributable to Life Technologies	$105,540	184,196	$0.57

Diluted earnings per share:
Dilutive stock options and restricted stock units	—	4,216
Employee Stock Purchase Plan	—	73
1 1/2% Convertible Senior Notes due 2024	32	69
2% Convertible Senior Notes due 2023	6	1,595

Net income attributable to Life Technologies plus assumed conversions	$105,578	190,149	$0.56

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		4,191
3 1/4% Convertible Senior Notes due 2025		7,124
Three Months Ended September 30, 2009
Basic earnings per share:
Net income attributable to Life Technologies	$41,136	176,387	$0.23

Diluted earnings per share:
Dilutive stock options and restricted stock units	—	4,312
Dilutive performance awards	—	221
Employee Stock Purchase Plan	—	59
2% Convertible Senior Notes due 2023	22	2,449

Net income attributable to Life Technologies plus assumed conversions	$41,158	183,428	$0.22

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		4,825
3 1/4% Convertible Senior Notes due 2025		7,124
1 1/2% Convertible Senior Notes due 2024		8,821

	Net Income
	attributable to
	Life
	Technologies	Shares	Earnings
(in thousands, except per share data) (unaudited)	(Numerator)	(Denominator)	Per Share
Nine Months Ended September 30, 2010
Basic earnings per share:
Net income attributable to Life Technologies	$307,614	182,516	$1.69

Diluted earnings per share:
Dilutive stock options and restricted stock units	—	4,581
Dilutive performance awards	—	88
Employee Stock Purchase Plan	—	114
3 1/4% Convertible Senior Notes due 2025	—	172
1 1/2% Convertible Senior Notes due 2024	95	73
2% Convertible Senior Notes due 2023	44	2,812

Net income attributable to Life Technologies plus assumed conversions	$307,753	190,356	$1.62

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		3,670
Nine Months Ended September 30, 2009
Basic earnings per share:
Net income attributable to Life Technologies	$95,682	174,941	$0.55

Diluted earnings per share:
Dilutive stock options and restricted stock units	—	2,860
Dilutive performance awards	—	287
Employee Stock Purchase Plan	—	59
2% Convertible Senior Notes due 2023	148	1,179

Net income attributable to Life Technologies plus assumed conversions	$95,830	179,326	$0.53

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		10,341
3 1/4% Convertible Senior Notes due 2025		7,124
1 1/2% Convertible Senior Notes due 2024		8,821

Share-Based Compensation
     The Company has various stock plans in which share-based compensation has been made or will be made in future periods. Under these plans, the Company has the ability to grant stock options, restricted stock units and restricted stock awards. Stock option awards are granted to eligible employees and directors at an exercise price equal to the fair market value of such stock on the date of grant, generally vest over four years, are exercisable in whole or in installments and expire ten years from the date of grant. Restricted stock awards and restricted stock units are granted to eligible employees and directors and represent rights to receive shares of common stock at a future date, generally vesting over three years.
     Prior to February 1, 2010, the Company had a qualified (the 2004 Plan) employee stock purchase plan (purchase rights) whereby eligible employees of Life Technologies (previously known as Invitrogen Corporation) could elect to withhold up to 15% of their compensation to purchase shares of the Company’s stock on a quarterly basis at a discounted price equal to 85% of the lower of the employee’s offering price or the closing price of the stock on the date of purchase. The Company also had a qualified (the 1999 Plan) employee stock purchase plan whereby eligible legacy Applied Biosystems Inc. (AB) employees could elect to withhold up to 10% of their compensation to purchase shares of the Company’s stock on a quarterly basis at a discounted price equal to 85% of the lower of the employee’s offering price or the closing price of the stock on the date of purchase.
     Effective February 1, 2010 the Company created a new qualified employee stock purchase plan (the 2010 Plan) which covers all eligible employees of the Company. Eligible employees may elect to withhold up to 15% of their compensation to purchase shares of the Company’s stock on a quarterly basis at a discounted price equal to 85% of the lower of the employee’s offering price or the closing price of the stock on the date of purchase. The 2010 Plan replaces the 1999 Plan acquired as a result of the AB acquisition. Employees grandfathered under the 2004 Plan may continue to purchase under the 2004 Plan for a maximum of two years from the offering date of their subscription.
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

Stock Options and Purchase Rights
     The underlying assumptions used to value employee stock options and purchase rights granted during the nine months ended September 30, 2010 and 2009 were as follows:

	Nine months ended
	September 30,
(unaudited)	2010	2009
Stock Options
Weighted average risk free interest rate	1.98%	1.84%
Expected term of share-based awards	4.4 yrs	4.4 yrs
Expected stock price volatility	31%	43%
Expected dividend yield	0%	0%
Weighted average fair value of share-based awards granted	$14.75	$13.17
Purchase Rights
Weighted average risk free interest rate	0.66%	0.96%
Expected term of share-based awards	1.0 yrs	0.3 yrs
Expected stock price volatility	40%	61%
Expected dividend yield	0%	0%
Weighted average fair value of share-based awards granted	$9.38	$7.66
     The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes. The Company considered its historical experience of pre-vesting option forfeitures as the basis to arrive at its estimated annual pre-vesting option forfeiture rate of 4.8% and 5.5% per year for the nine months ended September 30, 2010 and 2009, respectively. All option awards, including those with graded vesting, were valued as a single award with a single average expected term and are amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. At September 30, 2010, there was $52.5 million remaining in unrecognized compensation cost related to employee stock options, which is expected to be recognized over a weighted average period of 1.8 years. No compensation cost was capitalized in inventory during the nine months ended September 30, 2010 as the amounts involved were not material.
     Total share-based compensation expense for employee stock options and purchase rights for the three and nine months ended September 30, 2010 and 2009 was comprised of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share amounts) (unaudited)	2010	2009	2010	2009
Cost of revenues	$1,215	$947	$3,750	$2,545
Selling, general and administrative	6,944	7,238	22,323	21,308
Research and development	1,306	1,300	4,438	3,744

Share-based compensation expense before taxes	9,465	9,485	30,511	27,597
Related income tax benefits	2,694	3,036	8,772	8,992

Share-based compensation expense, net of taxes	$6,771	$6,449	$21,739	$18,605

Net share-based compensation expense per common share:
Basic	$0.04	$0.04	$0.12	$0.11
Diluted	$0.04	$0.04	$0.11	$0.10
Restricted Stock Units
     Restricted stock units represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. An exercise price and monetary payment are not required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. Restricted stock units have cliff vesting terms which range from one to five years; however, these units generally vest over three years. Compensation cost for these awards is based on the estimated fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. There were no pre-vesting forfeitures estimated for the nine months ended September 30, 2010 and 2009. For the three months ended September 30, 2010 and 2009, the Company recognized $10.2 million and $5.7 million, respectively, and for the nine months ended September 30, 2010 and 2009, the Company recognized $29.2 million and

$15.2 million, respectively, in share-based compensation cost related to these restricted stock unit awards. At September 30, 2010, there was $85.6 million remaining in unrecognized compensation cost related to these awards, which is expected to be recognized over a weighted average period of 2.2 years. The weighted average fair value of restricted stock units granted during the nine months ended September 30, 2010 and 2009 was $52.24 and $35.80, respectively.
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
2. Composition of Certain Financial Statement Items
Fair Value of Financial Instruments
     The carrying amounts of financial instruments such as cash equivalents, foreign cash accounts, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, and other current liabilities approximate the related fair values due to the short-term maturities of these instruments. The Company invests its excess cash into financial instruments which are readily convertible into cash, such as marketable securities, money market funds, corporate notes, government securities, highly liquid debt instruments, time deposits, and certificates of deposit with original maturities of three months or less at the date of purchase. The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. The Company has established guidelines to maintain safety and liquidity for our financial instruments, and the cost of securities sold is based on the specific identification method.
     Investments consisted of the following:

	September 30,	December 31,
	2010	2009
(in thousands)	(unaudited)
Short-term
Bank time deposits	$12,717	$10,766
Foreign bonds	2,753	—

Total short-term investments	15,470	10,766
Long-term
Auction rate securities	—	30,827
Put option	—	3,973
Equity securities	24,519	345,367

Total long-term investments	24,519	380,167

Total investments	$39,989	$390,933

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
     The following table represents the financial instruments measured at fair value on a recurring basis on the financial statements of the Company subject to ASC Topic 820, Fair Value Measurements and Disclosures and the valuation approach applied to each class of financial instruments:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
	Balance at	Active Markets	Significant Other	Significant
(in thousands)(unaudited)	September 30,	for Identical Assets	Observable Inputs	Unobservable Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Bank time deposits	$12,717	$12,717	$—	$—
Foreign bonds	2,753	2,753	—	—
Money market funds	9,668	9,668	—	—
Deferred compensation plan assets-mutual funds	28,699	28,699	—	—
Assets-derivative forward exchange contracts	10,717	—	10,717	—

Total assets	$64,554	$53,837	$10,717	$—

Liabilities-derivative forward exchange contracts	61,298	—	61,298	—

Total liabilities	$61,298	$—	$61,298	$—

     At September 30, 2010, the carrying value of the financial instruments measured and classified within Level 1 was based on quoted prices and marked to market.
     During the nine months ended September 30, 2010, the Company acquired foreign bonds which were classified as available-for-sale securities with a fair value of $2.8 million as of September 30, 2010. During the three months and nine months ended September 30, 2010, there was a de minimus amount of gain recorded in accumulated other comprehensive income, and there were no gains or losses reclassified out of accumulated other comprehensive income to earnings as a result of the sales of available-for-sale securities.
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
     During the three months ended September 30, 2010, the Company settled the entire remaining principal balance of $29.0 million of auction rate securities the Company held with UBS, plus interest earned thereon, with the $29.0 million of loan principal balance outstanding with UBS plus interest accrued thereon. In November 2008 UBS loaned cash to the Company equal to the par value of the auction rate securities, without recourse, and with the auction rate securities serving as collateral with interest charges accruing at the same rate as the yields earned on the underlying securities, in an attempt to restore liquidity after the market failed on executing auctions. Additionally, UBS committed to repurchase auction rate securities from their private clients at par. The Company considered these rights to sell the securities at par as put options. At the same time the Company initiated the loan, the Company elected the fair value option for these put options in accordance with the ASC Topic 820, Fair Value Measurements and Disclosures as a result of reclassification of the auction rate securities from available for sales securities to trading securities to reflect the change in intended holding period. With the fair value option elected on the put options, any subsequent change in fair value of the put option offset the changes in the underlying fair value of the related auction rate securities which resulted in no material net impact to the Consolidated Statements of Operations. The put options and auction rate securities were measured at fair value utilizing Level 3 inputs. During the three months and nine months ended September 30, 2010, the Company did not recognize any net gain or loss related to the auction rate securities, the related put option, or as a result of the settlement.
     For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the nine months ended September 30, 2010 by investment type. Due to our fair value election on the put option and our trading securities designation on the auction rate securities, all realized and unrealized gains or losses related to these financial instruments, whose fair values were determined based on Level 3 inputs, were included in other income/(expense):

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Auction Rate
(in thousands)(unaudited)	Securities	Put Option	Total
Beginning balance at January 1, 2010	$30,827	$3,973	$34,800
Transfers into Level 3	—	—	—
Total realized/unrealized gains (losses) included in earnings	388	(388)	—
Purchases, issuances and settlements	(31,215)	(3,585)	(34,800)

Ending balance at September 30, 2010	$—	$—	$—

Total amount of unrealized losses for the period included in other comprehensive loss attributable to the change in fair market value of related assets still held at the reporting date	$—	$—	$—
     Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
     The non-financial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. There were no non-financial assets and liabilities deemed to be other-than-temporarily impaired and measured at fair value on a nonrecurring basis for the three months and nine months ended September 30, 2010.
     The Company evaluates its investments in equity and debt securities that are accounted for using the equity method or cost method to determine whether an other-than-temporary impairment or a credit loss exists at period end. At September 30, 2010, the Company held an aggregate $24.5 million of long-term investments in non-publicly traded companies which are accounted for under the cost method. The Company assesses these investments for impairment each quarter, but does not calculate a fair value. Due to the nature of these investments, mainly non-public and early stage companies, the Company believes calculating a fair value to not be practicable. In the event the Company identified an indicator of impairment, the assessment of fair value would be based on all available factors, and may include valuation methodologies using level 3 unobservable inputs, which include discounted cash flows, estimates of sales proceeds and appraisals, as appropriate. At September 30, 2010, the Company determined that there was no event or change in circumstances that occurred which had a significant adverse effect on the fair value of the cost method investments during the three and nine months ended September 30, 2010.
     In January 2010, the Company completed the sale of its equity method investment in the Applied Biosystems/MDS Analytical Technologies Instruments joint venture and selected assets and liabilities directly attributable to the joint venture to Danaher Corporation. The investment represented $337.4 million in equity securities held in long-term investments at December 31, 2009. Refer to Note 3 “Business Combinations” for further detail on the divestiture.

Derivative Financial Instruments
     Some of the Company’s reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in currency exchange rates from the point in which the transactions are originated until the settlement in cash. Both realized and unrealized gains and losses in the value of these receivables and payables are included in the determination of net income. Net currency exchange gains (losses) recognized on business transactions, net of hedging transactions, were $(4.7) million and $1.4 million for the three months ended September 30, 2010 and September 30, 2009, respectively, and $0.3 million and $(5.4) million for the nine months ended September 30, 2010 and September 30, 2009, respectively, and such gains and losses are included in other income/(expense) in the Consolidated Statements of Operations.
     To manage the foreign currency exposure risk, the Company uses derivatives for activities in entities which have receivables and payables denominated in a currency other than the entity’s functional currency. Realized and unrealized gains or losses on the value of financial contracts entered into to hedge the exchange rate exposure of these receivables and payables are also included in the determination of net income as they have not been designated for hedge accounting under ASC Topic 815, Derivatives and Hedging. These contracts, which settle October 2010 through January 2012, effectively fix the exchange rate at which these specific receivables and payables will be settled in, so that gains or losses on the forward contracts offset the gains or losses from changes in the value of the underlying receivables and payables. At September 30, 2010, the Company had a notional principal amount of $1,604.2 million in foreign currency forward contracts outstanding to hedge currency risk relative to our foreign receivables and payables.
     The Company’s international operating units conduct business in, and have functional currencies that differ from the parent entity, and therefore, the ultimate conversion of these sales to cash in United States dollars is subject to fluctuations in foreign currency. The Company’s intent is to limit this exposure on the Company’s Consolidated Statements of Operations and Consolidated Statements of Cash Flows from changes in currency exchange rates through hedging. Upon entering derivative transactions, when the United States dollar strengthens significantly against foreign currencies, the decline in the United States dollar value of future foreign currency revenue is offset by gains in the value of the forward contracts designated as hedges. Conversely, when the United States dollar weakens, the opposite occurs. The Company’s currency exposures vary, but are primarily concentrated in the euro, British pound sterling, Japanese yen and Canadian dollar. The Company uses foreign currency forward contracts to mitigate foreign currency risk on forecasted foreign currency intercompany sales which are expected to be settled through July 2011. The change in fair value prior to their maturity is accounted for as cash flow hedges, and recorded in other comprehensive income, net of tax, in the Consolidated Balance Sheets according to ASC Topic 815, Derivatives and Hedging. To the extent any portion of the forward contracts is determined to not be an effective hedge, the increase or decrease in value prior to the maturity is recorded in other income/(expense) in the Consolidated Statements of Operations.
     At September 30, 2010, the Company had a notional principal amount of $661.5 million in foreign currency forward contracts outstanding to hedge foreign currency revenue risk under ASC Topic 815, Derivatives and Hedging. During the three and nine months ended September 30, 2010, the Company did not have any material losses or gains related to the ineffective portion of its hedging instruments in other expense in the Consolidated Statements of Operations. No hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring for foreign currency forward contacts. The Company continuously monitors the probability of forecasted transactions as part of the hedge effectiveness testing. The Company reclasses deferred gains or losses reported in accumulated other comprehensive income into revenue when the consolidated earnings are impacted, which for intercompany sales are when the inventory is sold to a third party. For intercompany sales hedging, the Company uses an inventory turnover ratio for each international operating unit to align the timing of a hedged item and a hedging instrument to impact the Consolidated Statements of Operations during the same reporting period. At September 30, 2010, the Company expects to recognize $46.1 million of net losses on derivative instruments currently classified under accumulated other comprehensive income to revenue offsetting the change in revenue due to foreign currency translation during the next twelve months.
     In January of 2009, the Company entered into interest rate swap agreements that effectively converted variable rate interest payments to fixed rate interest payments for a notional amount of $1,000.0 million (a portion of term loan A) of which $300.0 million of swap payment arrangements would have expired in January of 2012 and $700.0 million of swap payment arrangements would have expired in January of 2013. During February 2010, term loan A and term loan B were fully repaid in conjunction with the new senior notes issuance. As a result, the Company de-designated the hedging relationship due to the forecasted transactions no longer being probable of occurring and recognized a $12.9 million loss during the nine months ended September 30, 2010 as a discontinuance of the cash flow hedges in accordance with ASC Topic 815, Derivatives and Hedging. During the three and nine months ended

September 30, 2010 and 2009, respectively, there was no recognized gain or loss related to the ineffective portion of its designated hedging instruments in other expense in the Consolidated Statements of Operations.
     The following table summarizes the fair values of derivative instruments at September 30, 2010 and December 31, 2009:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	Location	2010	2009	Location	2010	2009
(in thousands)		(unaudited)			(unaudited)
Derivatives instruments designated and qualified as cash flow hedges
Forward exchange contracts	Other current assets	$4,447	$4,333	Other current liabilities	$48,635	$11,582
Interest rate swap contracts	Other assets	—	—	Other long-term obligations	—	5,120

Total		$4,447	$4,333		$48,635	$16,702
Derivatives instruments not designated as cash flow hedges
Forward exchange contracts	Other current assets	$6,270	$15,470	Other current liabilities	$12,663	$9,556

Total		$6,270	$15,470		$12,663	$9,556

Total derivatives		$10,717	$19,803		$61,298	$26,258

     The following table summarizes the effect of derivative instruments on the Consolidated Statements of Operations for the three months ended September 30, 2010 and 2009, respectively:

	Three months ended September 30,			Three months ended September 30,
	2010			2009
			Amount of			Amount of
		Location of	Gain/(Loss)		Location of	Gain/(Loss)
	Amount of	(Gain)/Loss	Reclassified	Amount of	(Gain)/Loss	Reclassified
	(Gain)/Loss	Reclassified from	from	(Gain)/Loss	Reclassified from	from
	Recognized in	AOCI into	AOCI	Recognized in	AOCI into	AOCI
	OCI	Income	into Income	OCI	Income	into Income
(in thousands)(unaudited)	Effective Portion			Effective Portion
Derivatives instruments designated and qualified as cash flow hedges
Foreign exchange contracts	$55,018	Revenue	$10,115	$23,105	Revenue	$(4,483)
Interest rate swap contracts	—	Interest expense	—	11,702	Interest expense	—

Total derivatives	$55,018		$10,115	$34,807		$(4,483)

	Three months ended September 30,		Three months ended September 30,
	2010		2009
		Amount of		Amount of
	Location of	(Gain)/Loss	Location of	(Gain)/Loss
	(Gain)/Loss	recognized in	(Gain)/Loss	recognized in
	Recognized in Income	Income	Recognized in Income	Income
(in thousands)(unaudited)	Ineffective Portion		Ineffective Portion
Derivatives instruments designated and qualified as cash flow hedges
Foreign exchange contracts	Other (income)expense	$—	Other (income)expense	$ *
Interest rate swap contracts	Other (income)expense	—	Other (income)expense	—

Total derivatives		$—		$ *

	Three months ended September 30,		Three months ended September 30,
	2010		2009
	Location of	Amount of	Location of	Amount of
	(Gain)/Loss	(Gain)/Loss	(Gain)/Loss	(Gain)/Loss
	Recognized in	Recognized in	Recognized in	Recognized in
(in thousands)(unaudited)	Income	Income	Income	Income
Derivatives instruments not designated as cash flow hedges
Forward exchange contracts	Other(income)expense	$35,123	Other (income)expense	$19,595

Total Derivatives		$35,123		$19,595

*	De minimus amount recognized in the hedge relationship.
     The following table summarizes the effect of derivative instruments on the Consolidated Statements of Operations for the nine months ended September 30, 2010 and 2009, respectively:

	Nine months ended September 30,				Nine months ended September 30,
	2010				2009
				Amount of			Amount of
			Location of	Gain/(Loss)		Location of	Gain/(Loss)
	Amount of		(Gain)/Loss	Reclassified	Amount of	(Gain)/Loss	Reclassified
	(Gain)/Loss		Reclassified from	from	(Gain)/Loss	Reclassified from	from
	Recognized in		AOCI into	AOCI	Recognized in	AOCI into	AOCI
	OCI		Income	into Income	OCI	Income	into Income
(in thousands)(unaudited)	Effective Portion				Effective Portion
Derivatives instruments designated and qualified as cash flow hedges
Foreign exchange contracts	$18,985		Revenue	$19,315	$10,550	Revenue	$(2,901)
Interest rate swap contracts	7,772	**	Interest expense	—	5,743	Interest expense	—

Total derivatives	$26,757			$19,315	$16,293		$(2,901)

	Nine months ended September 30,		Nine months ended September 30,
	2010		2009
		Amount of		Amount of
	Location of	(Gain)/Loss	Location of	(Gain)/Loss
	(Gain)/Loss	recognized in	(Gain)/Loss	recognized in
	Recognized in Income	Income	Recognized in Income	Income
(in thousands)(unaudited)	Ineffective Portion		Ineffective Portion
Derivatives instruments designated and qualified as cash flow hedges
Foreign exchange contracts	Other (income)expense	$—	Other (income)expense	$ *
Interest rate swap contracts	Other (income)expense	—	Other (income)expense	—

Total derivatives		$—		$ *

	Nine months ended September 30,		Nine months ended September 30,
	2010		2009
	Location of	Amount of	Location of	Amount of
	(Gain)/Loss	(Gain)/Loss	(Gain)/Loss	(Gain)/Loss
	Recognized in	Recognized in	Recognized in	Recognized in
(in thousands)(unaudited)	Income	Income	Income	Income
Derivatives instruments not designated as cash flow hedges
Forward exchange contracts	Other (income)expense	$(56,715)	Other (income)expense	$(12,246)

Total derivatives		$(56,715)		$(12,246)

*	De minimus amount recognized in the hedge relationship.

**	$7.8 million was a part of the $12.9 million loss on discontinuance of cash flow hedge related to term loan A interest rate swaps. The difference of $5.1 million was recognized in other comprehensive income in 2009. The entire $12.9 million was reclassified from accumulated other comprehensive income into other income/(expense) during the first quarter of 2010.

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
     Our derivatives instruments have an element of risk in that the counterparties may be unable to meet the terms of the agreements. We attempt to minimize this risk by limiting the counterparties to a diverse group of highly-rated domestic and international financial institutions. In the event of non-performance by these counterparties, the asset position carrying values of our financial instruments represent the maximum amount of loss we could incur as of September 30, 2010. However, we do not expect to record any losses as a result of counterparty default in the foreseeable future. We do not require and are not required to pledge collateral for these financial instruments. The Company does not use derivative financial instruments for speculation or trading purposes or for activities other than risk management and we are not a party to leveraged derivatives. In addition, we do not carry any master netting arrangements to mitigate the credit risk. The Company continually evaluates the costs and benefits of its hedging program.
Debt Obligations
     The Company has certain financial instruments in which the carrying value does not equal the fair value. The estimated fair value of the senior notes, the convertible senior notes, the secured loan, and the term loans was determined by using observable market information.
     The fair value and carrying amounts of the Company’s debt obligations were as follows:

	Fair Value		Carrying Amounts
	September 30,	December 31,	September 30,	December 31,
	2010	2009	2010	2009
(in thousands)	(unaudited)		(unaudited)
3.375% Senior Notes (principal due 2013)	$258,290	$—	$249,904	$—
4.400% Senior Notes (principal due 2015)	531,000	—	498,515	—
6.000% Senior Notes (principal due 2020)	853,073	—	748,536	—
2% Convertible Senior Notes (principal due 2023)	—	535,081	—	339,595
1 1/2% Convertible Senior Notes (principal due 2024)	509,175	472,500	423,555	409,858
3 1/4% Convertible Senior Notes (principal due 2025)	390,250	400,750	343,090	336,481
Term Loan A	—	1,313,375	—	1,330,000
Term Loan B	—	645,713	—	642,500
Secured Loan	—	34,800	—	34,800
     For details on the carrying amounts of the debt obligations, refer to Note 4 “Long-Term Debt”
Inventories
     Inventories consisted of the following:

	September 30,	December 31,
	2010	2009
(in thousands)	(unaudited)
Raw materials and components	$93,167	$87,369
Work in process (materials, labor and overhead)	63,424	52,307
Finished goods (materials, labor and overhead)	193,914	213,546
Adjustment to write up acquired finished goods inventory to fair value	104	—

Total inventories, net	$350,609	$353,222

Property and Equipment
     Property and equipment consisted of the following:

	Estimated useful	September 30,	December 31,
	life	2010	2009
(in thousands)	(unaudited)
Land	—	$137,701	$134,647
Building and improvements	1-50 years	430,777	397,052
Machinery and equipment	1-10 years	387,811	371,325
Internal use software	1-10 years	191,856	163,056
Construction in process	—	77,496	109,781

Total property and equipment		1,225,641	1,175,861
Accumulated depreciation and amortization		(393,282)	(346,829)

Total property and equipment, net		$832,359	$829,032

Goodwill and Other Intangible Assets
     The $85.8 million increase in goodwill on the Consolidated Balance Sheet from December 31, 2009 to September 30, 2010 was primarily the result of $81.7 million in recent immaterial business combinations and $4.1 million in foreign currency translation adjustments.
     Intangible assets consisted of the following:

	September 30, 2010			December 31, 2009
	Weighted			Weighted
	average	Gross carrying	Accumulated	average	Gross carrying	Accumulated
	Life	Amount	Amortization	Life	Amount	Amortization
(in thousands)		(unaudited)
Amortized intangible assets:
Purchased technology	7 years	$1,124,503	$(761,041)	7 years	$1,109,976	$(705,015)
Purchased tradenames and trademarks	9 years	311,097	(98,995)	9 years	307,785	(75,485)
Purchased customer base	12 years	1,433,042	(258,405)	12 years	1,423,383	(167,856)
Other intellectual property	5 years	273,251	(124,266)	5 years	248,964	(80,396)

Total intangible assets		$3,141,893	$(1,242,707)		$3,090,108	$(1,028,752)

Intangible assets not subject to amortization:
Purchased tradenames and trademarks		$7,451			$7,451
In-process research and development		—			2,800
     Amortization expense related to purchased intangible assets for the three months ended September 30, 2010 and 2009 was $70.2 million and $71.4 million, respectively and for the nine months ended September 30, 2010 and 2009 was $210.4 million and $213.2 million, respectively. Estimated aggregate amortization expense is expected to be $72.2 million for the remainder of fiscal year 2010. Estimated aggregate amortization expense for fiscal years 2011, 2012, 2013 and 2014 is $281.3 million, $264.9 million, $252.4 million, and $211.7 million, respectively. During the three months ended September 30, 2010, there were no assets identified for impairment.
     In addition, the Company recorded zero and $2.4 million of amortization expense in other income (expense) for the three months ended September 30, 2010 and 2009, respectively, and $0.8 million and $7.2 million of amortization expense for the nine months ended September 30, 2010 and 2009, respectively, in connection with its joint venture investment divested in the first quarter of 2010.

Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2010	2009
(in thousands)	(unaudited)
Accrued hedge liabilities	$61,298	$21,138
Accrued royalties	56,525	57,399
Accrued warranty	6,481	12,586
Accrued other	115,771	112,016

Total accrued expenses and other current liabilities	$240,075	$203,139

Reconciliation of Equity
     The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to the Company, and equity attributable to noncontrolling interests:

					Accumulated
					Other		Non-
		Common	Additional	Treasury	Comprehensive	Retained	Controlling
(in thousands)(unaudited)	Total	Stock	Paid-in-Capital	Stock	Income	Earnings	Interests
Balance at December 31, 2009	$4,026,668	$1,963	$4,784,786	$(966,253)	$51,968	$154,204	$—
Business combinations	35,244	—	67	—	—	—	35,177
Purchases of subsidiaries’ shares	(33,989)	—	(5,175)	—	—	—	(28,814)
Amortization of stock based compensation	59,725	—	59,725	—	—	—	—
Common stock issuance under employee stock plans	88,497	30	88,491	(24)	—	—	—
Tax benefit on employee stock plans	24,803	—	24,803	—	—	—	—
Common stock issuance for convertible debt	43,320	24	43,296	—	—	—	—
Issuance of restricted shares, net of repurchased for minimum tax liability	(16,790)	7	(7)	(16,790)	—	—	—
Realized gain on hedging transactions, reclassed into earnings, net of related tax effects	(8,854)	—	—	—	(8,854)	—	—
Unrealized loss on hedging transactions, net of related tax effects	(11,618)	—	—	—	(11,618)	—	—
Pension liability, net of deferred taxes	(11,336)	—	—	—	(11,336)	—	—
Foreign currency translation adjustment, net of related tax effects	64,458	—	—	—	62,497	—	1,961
Net income	307,290	—	—	—	—	307,614	(324)

Balance at September 30, 2010	$4,567,418	$2,024	$4,995,986	$(983,067)	$82,657	$461,818	$8,000

     The effects of changes in the Company’s ownership interest in its subsidiaries during the nine months ended September 30 are as follows.

(in thousands)(unaudited)	2010	2009
Net income attributable to Life Technologies	$307,614	$95,682
Decrease in Life Technologies’ paid-in capital for purchases of subsidiaries’ shares	(5,175)	—

Change from net income attributable to Life Technologies and transfers to noncontrolling interests	$302,439	$95,682

Comprehensive Income
     Total comprehensive income consisted of the following and is shown net of related tax effects:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)(unaudited)	2010	2009	2010	2009
Net income, as reported	$105,243	$41,136	$307,290	$95,682
Realized (gain) loss on hedging transactions, reclassed into earnings	(6,357)	2,808	(8,854)	1,962
Unrealized loss on hedging transactions	(34,611)	(22,233)	(11,618)	(10,270)
Pension liability adjustment	(8,813)	—	(11,336)	—
Foreign currency translation adjustment	49,062	31,521	64,458	105,340

Total comprehensive income	$104,524	$53,232	$339,940	$192,714

Less comprehensive income attributable to noncontrolling interest	(1,664)	—	(1,637)	—

Total comprehensive income attributable to the Company	$102,860	$53,232	$338,303	$192,714

3. Business Combinations and Divestitures
Divestiture of Equity Investment
     In January 2010, the Company completed the sale of its 50% ownership stake in the Applied Biosystems/MDS Analytical Technologies Instruments joint venture and selected assets and liabilities directly attributable to the joint venture to Danaher Corporation for $428.1 million in cash, excluding transactions costs, and recorded a gain of $37.3 million in other income in Consolidated Statements of Operations for the nine months ended September 30, 2010. Included in the sale was the carrying value of the equity investments of $330.4 million, accounts receivable of $71.3 million, net inventory of $55.1 million, other current assets of $17.6 million, long term assets of $13.7 million, accounts payable of $9.8 million, other current liabilities of $80.8 million, and long term liabilities of $6.7 million. The transaction allows the Company to focus on its core competencies for biological solutions in life science research, genomic medicine, molecular diagnostics and applied markets. The Company acquired the joint venture as a part of the merger with AB consummated in November 2008. The Company accounted for its investment in the joint venture using the equity method which required us to show our share of earnings or losses from the investment in other income as a single amount in accordance with the guidance in ASC Topic 323, Investments—Equity Method and Joint Ventures. At December 31, 2009, the investment value in the equity was $337.4 million which was included in long-term investments in the Consolidated Balance Sheets.
Immaterial Acquisitions
     The Company completed several additional acquisitions that were not material individually or collectively to the overall consolidated financial statements and the results of operations. These acquisitions have been included in the consolidated financial statements from the respective dates of the acquisitions. The Company accounts for these acquisitions in accordance with ASC Topic 805, Business Combinations when such acquisitions meet the qualification and definition of a business under the guidance, otherwise the Company accounts for the acquisitions as asset purchases.
Business Consolidation Costs
     The Company continues to integrate recent and pending acquisitions and divestitures into its operations and recorded approximately $17.7 million and $23.3 million of costs related to these efforts for the three months ended September 30, 2010 and 2009, respectively, and $66.4 million and $79.6 million of costs related to these efforts for the nine months ended September 30, 2010 and 2009, respectively. Expenses for the three and nine months ended September 30, 2010 and 2009, respectively, related primarily to integration and restructuring efforts, including severance and site consolidation currently underway related to various mergers, acquisitions and divestitures. In association with the AB merger the Company has undergone a separate restructuring plan, details of which are included at Note 10 “Restructuring Costs”. The Company has achieved and anticipates future cost savings and revenue synergies as a result of the combination of the acquired businesses. The cost savings are expected to be driven by operating efficiencies and the elimination of redundant positions and duplicate facilities. Furthermore, revenue synergies are expected to be driven by increased market presence and leveraging of the combination of ours and acquired products, services, and technologies.
4. Long-Term Debt
     Long-term debt consisted of the following:

	September 30,	December 31,
	2010	2009
(in thousands)	(unaudited)
3.375% Senior Notes (principal due 2013), net of unamortized discount	$249,904	$—
4.400% Senior Notes (principal due 2015), net of unamortized discount	498,515	—
6.000% Senior Notes (principal due 2020), net of unamortized discount	748,536	—
2% Convertible Senior Notes (principal due 2023), net of unamortized discount	—	339,595
1 1/2% Convertible Senior Notes (principal due 2024), net of unamortized discount	423,555	409,858
3 1/4% Convertible Senior Notes (principal due 2025), net of unamortized discount	343,090	336,481
Term Loan A	—	1,330,000
Term Loan B	—	642,500
Secured Loan	—	34,800
Capital leases	7,577	8,556

Total debt	2,271,177	3,101,790
Less current portion	(345,468)	(481,701)

Total long-term debt	$1,925,709	$2,620,089

Senior Notes
     In February 2010, the Company issued $1,500.0 million of fixed rate unsecured notes which consisted of an aggregate principal amount of $250.0 million of 3.375% Senior Notes due 2013 (the “2013 Notes”) at an issue price of 99.95%, an aggregate principal amount of $500.0 million of 4.400% Senior Notes due 2015 (the “2015 Notes”) at an issue price of 99.67% and an aggregate principal amount of $750.0 million of 6.000% Senior Notes due 2020 (the “2020 Notes”) at an issue price of 99.80%. As a result, at the time of issuance, the Company recorded $0.1 million, $1.7 million, and $1.5 million of debt discounts for the 2013 Notes, 2015 Notes, and 2020 Notes, respectively. At September 30, 2010, the unamortized debt discount balance was $0.1 million, $1.5 million, and $1.5 million for the 2013 Notes, 2015 Notes, and 2020 Notes, respectively. The debt discounts are amortized over the lives of the associated Notes. The aggregate net proceeds from the Notes offering were $1,484.8 million after deducting the underwriting discount of $11.9 million. Total deferred financing costs associated with the issuance of the senior notes were $14.4 million, including $11.9 million of the underwriting discount and $2.5 million of legal and accounting fees. At September 30, 2010, the unamortized issuance costs were $13.2 million, which are expected to be recognized over a weighted average period of 7.0 years. The Company recognized total interest expense of $19.0 million and $46.4 million for the three and nine months ended September 30, 2010, respectively, for the Notes based on the effective interest rates of 3.39%, 4.47% and 6.03% for the 2013, 2015 and 2020 Notes, respectively.
     The Notes are unsecured and unsubordinated obligations with interest payable semi-annually. The Company, at its option, may redeem the 2013 Notes, the 2015 Notes, and the 2020 Notes, in each case, in whole or in part at any time at a redemption price equal to the greater of 100% of the principal amount of the notes to be redeemed and the sum of the present values of the remaining scheduled payments of the notes to be redeemed discounted on a semi-annual basis at a treasury rate equal to a comparable United States Treasury Issue at the redemption date plus 30 basis points in the case of the 2013 Notes and the 2015 Notes, and 35 basis points in the case of the 2020 Notes, plus accrued and unpaid interest through the date of redemption, if any. The indenture also requires under certain circumstances that the Company make an offer to purchase then outstanding Notes equal to 101% of the principal amount plus any accrued and unpaid interest to the date of repurchase upon the occurrence of a change of control. The indenture governing the Notes contains certain covenants that, among other things, limits the Company’s ability to create or incur certain liens and engage in sale and leaseback transactions. In addition, the indenture limits the Company’s ability to consolidate, merge, sell, convey, transfer, lease or otherwise dispose of all or substantially all of its property and assets. These covenants are subject to certain exceptions and qualifications.
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
The Credit Agreement
     In November 2008, the Company entered into a $2,650.0 million credit agreement (the Credit Agreement) consisting of a revolving credit facility of $250.0 million, a term loan A facility of $1,400.0 million, and a term loan B facility of $1,000.0 million to fund a portion of the cash consideration paid for the AB merger. During February 2010, the Company used the proceeds from the issuance of the Senior Notes, the net of tax proceeds from the sale of its 50% ownership stake in the Applied Biosystems/MDS Analytical Technologies Instruments joint venture and selected assets and liabilities directly attributable to the joint venture, along with cash on hand to pay off the entire outstanding term loan principal of $1,972.5 million, which consisted of the carrying value of $1,330.0 million of term loan A and $642.5 million of term loan B, plus respective accrued interest due on the date of repayment. The Company recognized a loss of $54.2 million on unamortized deferred financing costs associated with the repayments of term loan A and term loan B during the nine months ended September 30, 2010. After the repayment of the term loans, the Credit Agreement was amended and restated related to the revolving credit facility. For details on the revolving credit facility, refer to Note 5 “Lines of Credit”.
     The Company entered into interest rate swaps with a $1,000.0 million notional amount in January 2009 to convert a portion of variable rate interest payments of term loan A to fixed rate interest payments. As a result of the repayment of term loan A in February 2010, the Company de-designated and terminated the interest rate swaps in accordance with ASC Topic 815, Derivatives and Hedging, as the underlying transaction was no longer probable of occurring. The Company recognized a $12.9 million loss in conjunction with the termination of the interest rate swaps during the nine months ended September 30, 2010.

     The interest rates were from 2.75% to 3.91% on term loan A based on LIBOR plus 2.5%, and from 5.25% to 6.00% on term loan B based on the base rate plus 2.0% during the periods the term loans were outstanding. During the nine months ended September 30, 2010, the Company recognized aggregate interest expense, net of hedging transactions, of $11.0 million on the term loans. During the three months and nine months ended September 30, 2009, the Company recognized aggregate interest expense on the term loans, net of hedging transactions, of $25.2 million and $78.9 million, respectively.
Convertible Senior Notes
     Effective January 1, 2009, the Company adopted a bifurcation requirement prescribed by ASC Topic 470-20, Debt with Conversion and Other Options, with the retrospective application for our then outstanding $1,150.0 million of Convertible Senior Notes, which consisted of $350.0 million related to the 2% Convertible Senior Note (2023 Note), $450.0 million related to the 1 1/2% Convertible Senior Note (2024 Note) and $350.0 million related to the 3 1/4% Convertible Senior Note (2025 Note). Upon adoption of the provision, the Company retroactively recognized the carrying amount of $100.0 million, $129.8 million, and $47.6 million for the equity components of the 2023, 2024 and 2025 Notes, respectively, with deferred tax impacts of $39.1 million, $50.7 million and $18.6 million for the 2023, 2024 and 2025 Notes, respectively, and a liability component classified in long-term debt of $250.0 million, $320.2 million and $302.4 million for the 2023, 2024 and 2025 Notes, respectively. The terms of the 2023 Notes, 2024 Notes, and 2025 Notes require the Company to settle the par value of such notes in cash and deliver shares only for the excess, if any, of the notes’ conversion value based on conversion prices of $34.12, $51.02, and $49.13 per share, respectively, over their par values.
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
     At September 30, 2010, the Company carried unamortized debt discounts of zero, $26.4 million and $6.9 million for the 2023, 2024 and 2025 Notes, respectively, which are expected to be recognized over a weighted average period of 1.2 years. At December 31, 2009, the Company carried unamortized debt discounts of $10.4 million, $40.4 million and $13.5 million for the 2023, 2024 and 2025 Notes, respectively. The Company recognized total interest cost of $13.6 million and $17.1 million for the three months ended September 30, 2010 and 2009, respectively, and $48.6 million and $50.7 million for the nine months ended September 30, 2010 and 2009, respectively, based on the effective interest rates of 7.21%, 6.10% and 5.95% for the 2023, 2024 and 2025 Notes, respectively. The interest expense consisted of $5.1 million and $6.3 million of contractual interest based on the stated coupon rate and $8.5 million and $10.8 million of amortization of the discount on the liability component for the three months ended September 30, 2010 and 2009, respectively. The interest expense consisted of $17.6 million and $18.8 million of contractual interest based on the stated coupon rate and $31.0 million and $31.9 million of amortization of the discount on the liability component for the nine months ended September 30, 2010 and 2009, respectively.
     The indenture allowed holders of our 2023 Notes to require the Company to purchase all or a portion of the 2023 Notes at par plus accrued and unpaid interest at the earliest on August 1, 2010 and it also permitted the Company to redeem, in whole or in part, the holders 2023 Notes at the Company’s option on or after August 1, 2010. During July 2010, the Company notified the holders of 2023 Notes its intention to redeem all of the outstanding 2023 Notes on August 6, 2010 at par value. In response to the Company’s announcement and prior to the August 6, 2010 redemption date, Note holders holding a total principal value of $347.8 million exercised their option to exercise the redemption and conversion feature. As a result, total cash consideration of $347.8 million and 2.4 million shares of the Company’s common stock was issued to settle the par value and the excess of the Notes’ conversion value based on a conversion price of $34.12 per share. On August 6, 2010, the Company redeemed all of the remaining outstanding 2023 Notes for cash at par value. The amortization of debt discount and the issuance cost for the 2023 Notes was completed in July 2010, commensurate with the holder conversion option date. The Company did not recognize any gain or loss on the settlement of the 2023 Notes.
     During the second quarter of 2010, the Company reclassified the carrying value of the 2025 Notes from long-term debt to current liabilities according to the respective indenture, which allows our holders of the 2025 Notes to require the Company to purchase all or a portion of the 2025 Notes at par plus any accrued and unpaid interest at the earliest on June 15, 2011. In the event that the holders do not exercise such rights, the remaining balance of the 2025 Notes will be reclassified back to long-term debt. The indenture also permits the Company to redeem, in whole or in part, the 2025 Notes at the Company’s option on or after June 15, 2011.

5. Lines of Credit
     Under the Credit Agreement, the Company entered into a revolving credit facility of $250.0 million (the Revolving Credit Facility) with Bank of America, N.A in November 2008. In May 2010, the Company amended and restated the Credit Agreement, expanding the Revolving Credit Facility to $500.0 million for the purpose of general working capital, capital expenditures, and/or other capital needs. Interest rates on outstanding borrowings are determined by reference to LIBOR or to an alternate base rate, with margins determined based on changes in the Company’s leverage ratio. As of September 30, 2010, the Company has issued $16.1 million in letters of credit under the Revolving Credit Facility, and accordingly, the remaining available credit is $483.9 million.
     At September 30, 2010, the Company’s foreign subsidiaries in China, Japan, Mexico and India had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The credit facilities bear interest at a fixed rate, the respective bank’s prime rate, or the TIBOR rate. The United States dollar equivalent of these facilities totaled $11.7 million, none of which was outstanding at September 30, 2010.
     The weighted average interest rate of the Company’s total lines of credit was 2.31% at September 30, 2010.
6. Commitments and Contingencies
Letters of Credit
     The Company had outstanding letters of credit totaling $39.4 million at September 30, 2010, of which $20.6 million was to support performance bond agreements, $11.7 million was to support liabilities associated with the Company’s self-insured worker’s compensation programs, $3.5 million was to support its building lease requirements, and $3.6 million was to support duty on imported products.
Executive Employment Agreements
     The Company has employment contracts with key executives that provide for the continuation of compensation if terminated for reasons other than cause, as defined in those agreements. At September 30, 2010, future employment contract commitments for such key executives were approximately $35.4 million for the remainder of fiscal year 2010.
Contingent Acquisition Obligations
     As a result of completed acquisitions, the Company may have payment obligations based on certain technological milestones, patent milestones and the achievement of future gross sales of the acquired companies. Some of the purchase agreements the Company has entered into do not limit the payments to a maximum amount, or restrict the payments deadline. For acquisitions which occurred prior to January 1, 2009 and are accounted for under SFAS 141, Business Combinations, the Company will account for such contingent payments as an addition to the purchase price of the acquired company. For acquisitions which occurred subsequent to January 1, 2009 and are accounted for under ASC Topic 805, Business Combinations, these obligations will be accounted for at fair value at the time of acquisition with subsequent revisions reflected in the Statement of Operations. For the three and nine months ended September 30, 2010, the Company recorded a reduction to cost of revenues for fair value adjustments identified during the period associated with contingent consideration of approximately $6.3 million. The Company records these changes in earnings in the line items of the Consolidated Statement of Operations commensurate with the nature of the contingent consideration.
     The Company also completed several acquisitions in prior years which did not meet the definition of a business under the respective guidance. When the contingent considerations are earned for the acquisitions accounted for as asset purchases, such contingent payments will be expensed in accordance with the ASC Topic 450, Contingencies. During the nine months ended September 30, 2010, $1.7 million of the contingent payments were earned and expensed.
Environmental Liabilities
     As a result of previous mergers and acquisitions, the Company assumed certain environmental exposures. At September 30, 2010, aggregate undiscounted environmental reserves were $8.2 million, including current reserves of $4.4 million. Some of the assumed environmental reserves are covered under insurance policies. At September 30, 2010, the Company had receivables of approximately $1.1 million, of which $1.0 million was included in other current assets, for expected reimbursements from these insurance policies.

     Based upon currently available information, the Company believes that it has adequately provided for these environmental exposures and that the outcome of these matters will not have a material adverse effect on its Consolidated Statement of Operations.
Litigation
     The Company is subject to potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted. These matters have arisen in the ordinary course and conduct of the Company’s business, as well as through acquisitions, and some are expected to be covered, at least partly, by insurance. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters that are pending or may be asserted could be decided unfavorably to the Company. Although the amount of liability at September 30, 2010 with respect to these matters cannot be ascertained, the Company believes that any resulting liability should not materially affect its Consolidated Financial Statements.
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
Guarantees
     The Company is a guarantor of a pension plan benefit which was assumed in conjunction with the AB merger, thus such obligation is accounted for under the ASC Topic 460, Guarantees. As part of the divestiture of the Analytical Instruments business in fiscal 1999 by AB, the purchaser of the Analytical Instruments business is paying for the pension benefits for employees of a former German subsidiary. However, the Company was required to guarantee payment of these pension benefits should the purchaser fail to do so, as these payment obligations were not transferable to the buyer under German law. The guaranteed payment obligation is approximated at $56.1 million at September 30, 2010, which is not expected to have a material adverse effect on the Consolidated Financial Statements.
7. Pension Plans and Postretirement Health and Benefit Program
     The Company has several defined benefit pension plans covering its U.S. employees and employees in several foreign countries.
     The components of net periodic pension cost or (benefit) for the Company’s pension plans and postretirement benefits plans for the three and nine months ended September 30, 2010 and 2009, respectively, were as follows:

	Domestic Plans
	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands) (unaudited)	2010	2009	2010	2009
Service cost	$246	$76	$784	$227
Interest cost	10,416	9,637	31,141	27,880
Expected return on plan assets	(10,437)	(8,558)	(31,425)	(25,674)
Amortization of prior service cost	15	44	44	44
Amortization of actuarial loss	333	477	1,022	1,432
Settlement gain*	—	—	(5,473)	—

Net periodic pension cost (benefit)	$573	$1,676	$(3,907)	$3,909

	Postretirement Plans
	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands) (unaudited)	2010	2009	2010	2009
Service cost	$165	$53	$217	$159
Interest cost	2,578	917	3,520	2,750
Expected return on plan assets	(109)	(98)	(326)	(293)
Amortization of prior service cost	(1,597)	59	(2,006)	179
Amortization of actuarial loss	177	197	530	590

Total periodic pension cost	$1,214	$1,128	$1,935	$3,385

	Foreign Plans
	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands) (unaudited)	2010	2009	2010	2009
Service cost	$919	$1,134	$2,822	$3,431
Interest cost	1,340	1,277	4,098	3,634
Expected return on plan assets	(1,037)	(952)	(3,166)	(2,687)
Amortization of actuarial loss	54	30	164	153
Settlement loss	19	—	54	—

Net periodic pension cost	$1,295	$1,489	$3,972	$4,531

*	A settlement gain related to the lump sum benefit that the Company paid out during the nine months ended September 30, 2010 in conjunction with the restructuring efforts that occurred upon the merger with AB as permitted by the plan provision upon termination.
8. Income Taxes
     Income taxes are determined using an estimated annual effective tax rate applied against income, and then adjusted for the tax impacts of certain significant and discrete items. For the nine months ended September 30, 2010, the Company treated the tax impact related to the following as discrete events for which the tax effect was recognized separately from the application of the estimated annual effective tax rate: (i) sale of the Mass Spectrometry division; (ii) early extinguishment of debt; (iii) benefits relating to certain prior acquisitions; and (iv) the release of reserves for uncertain tax positions upon the completion of audits by tax authorities. The Company’s effective tax rate recorded for the nine months ended September 30, 2010 was 15.7%. Excluding the impact of the discrete items discussed above, the effective tax rate would have been 20.7%.
     The following table summarizes the activity related to our unrecognized tax benefits:

	September 30, 2010	December 31, 2009
(in thousands)	(unaudited)
Gross unrecognized tax benefits at January 1	$121,644	$74,904
Increases in tax positions for prior years	65,071	33,201
Decreases in tax positions for prior years	(25,736)	(3,772)
Increases in tax positions for current year relating to ongoing operations	3,666	10,316
Decreases in tax positions for current year relating to ongoing operations	(7,415)	—
Increases in tax positions for prior years relating to acquisitions	1,172	18,529
Decreases in tax positions for current year relating to acquisition	(13,908)	(11,534)
Decreases in tax positions due to settlements with taxing authorities	(4,593)	—

Gross unrecognized tax benefits	$139,901	$121,644

     Included in the gross uncertain tax benefits balance at September 30, 2010 are $43.4 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. Of the $139.9 million of gross unrecognized tax benefits, $80.1 million, if recognized, would reduce our income tax expense and effective tax rate. Included in the $80.1 million is $1.2 million of gross uncertain tax benefits associated with current year acquisitions that would reduce our income tax expense and effective tax rate only if recognized after the applicable measurement period as described in ASC Topic 805, Business Combinations.

     In accordance with the disclosure requirements as described in ASC Topic 740, Income Taxes, the Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. For the nine months ended September 30, 2010 and 2009, the Company recognized approximately $1.0 million and $5.5 million, respectively, in interest and penalties in the Consolidated Statement of Operations. The Company had approximately $11.9 million for the payment of interest and penalties accrued at September 30, 2010 in the Consolidated Balance Sheets compared to $9.8 million accrued at December 31, 2009.
     It is reasonably possible that there will be a reduction to the balance of unrecognized tax benefits up to $48.7 million in the next twelve months.
     The Company continues to benefit from reduced tax rates in Singapore and Israel. Singapore’s taxing authority granted the Company pioneer company status which provides an incentive encouraging companies to undertake activities that have the effect of promoting economic or technological development in Singapore. This incentive equates to a tax exemption on earnings associated with the Company’s manufacturing activities and continues through June 30, 2014. The Company qualifies for an incentive tax benefit in Israel which provides for a reduced 3.5% tax rate on earnings from its subsidiary in Israel. This incentive has been granted for an indefinite period given minimum sales and investment levels are maintained. The Company is subject to routine compliance reviews on various tax matters around the world in the ordinary course of business. Currently, income tax audits are ongoing in China, Singapore, the United Kingdom, and the United States. The impact on the Consolidated Statement of Operations is not anticipated to be material.
9. Stock Repurchase Program
     During the three months ended September 30, 2010, the Board of Directors of the Company approved a program authorizing management to repurchase up to $520.0 million of common stock over the next two years. No shares were repurchased under this program during the three months ended September 30, 2010. The cost of repurchased shares is included in treasury stock and reported as a reduction in total equity when a repurchase occurs.
     During the three months ended September 30, 2007, the Board of Directors of the Company approved a program authorizing management to repurchase up to $500.0 million of common stock, of which $265.0 million was not used to purchase shares. This program expired in July 2010. The cost of repurchased shares were included in treasury stock and reported as a reduction in total equity. No shares were repurchased under this program for the nine months ended September 30, 2010 and 2009, respectively.
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
     The following table summarizes the restructuring activity accounted for under EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, for the nine months ended September 30, 2010, as well as the remaining restructuring accrual in the Consolidated Balance Sheets at September 30, 2010:

	Termination	Site Closure	Relocation
(in thousands) (unaudited)	Costs	Costs	Costs	Total
Restructuring accrual at December 31, 2009	$10,221	$4,752	$477	$15,450
Amounts paid	(9,426)	(3,442)	(182)	(13,050)
Accrual adjustment	(661)	—	(14)	(675)
Foreign currency translation	5	(158)	—	(153)

Restructuring accrual at September 30, 2010	$139	$1,152	$281	$1,572

     The restructuring activities related to the acquirer’s employees and facilities, as well as the activities related to the acquiree’s employees and facilities initiated under the second phase were accounted for under ASC Topic 420, Exit or Disposal Cost. The Company estimates that total restructuring expenses related to such activities will be approximately $42.6 million, which consists of $33.4 million for one-time termination costs, $6.7 million for one-time relocation costs, and $2.5 million for site closures. The Company anticipates that the restructuring plan will be completed in early 2011. During the three months ended September 30, 2010, $0.4 million of one-time termination costs and during the nine months ended September 30, 2010 $15.1 million, $3.5 million, and $0.4 million of one-time termination costs, one-time relocation costs, and one-time site closure costs, respectively, were included in business consolidation costs in the Consolidated Statements of Operations.
     The following table summarizes the restructuring activity accounted for under ASC Topic 420, Exit or Disposal Cost for the nine months ended September 30, 2010, as well as the remaining restructuring accrual in the Consolidated Balance Sheets at September 30, 2010:

	Termination	Site Closure	Relocation
(in thousands) (unaudited)	Costs	Costs	Costs	Total
Restructuring reserves as of December 31, 2009	$9,274	$445	$1,379	$11,098
Charged to expenses	15,070	365	3,461	18,896
Amounts paid	(17,985)	(351)	(1,516)	(19,852)
Accrual adjustment	(330)	(20)	(1,227)	(1,577)
Foreign currency translation	(497)	(41)	—	(538)

Restructuring reserves as of September 30, 2010	$5,532	$398	$2,097	$8,027

Cumulative amount incurred to date	$31,342	$1,562	$5,230	$38,134
11. Subsequent Events
     In October 2010, the Company completed the acquisition of Ion Torrent Systems Incorporated for $375.0 million which was financed with a combination of cash on hand and the issuance of common stock. Pursuant to the merger agreement, the selling equity holders are entitled to additional consideration of up to $350.0 million in cash and stock upon the achievement of certain technical and time-based milestones through early 2012.
     During the three months ended September 30, 2010, the Board of Directors of the Company approved a program authorizing management to repurchase up to $520.0 million of its common stock. Subsequent to the close of the quarter, the Company began purchasing outstanding shares under this authorization and placing them into the Company’s treasury share holdings. Through the date of the financial statement issuance, the Company repurchased 2.7 million shares at a total cost of $127.8 million.

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
OVERVIEW
     Revenues for the three and nine months ended September 30, 2010 were $867.1 million and $2,655.8 million, respectively, with net income attributable to the Company of $105.5 million and $307.6 million, respectively.
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
     The Company operates our business under the three divisions — Molecular Biology Systems (MBS), Genetic Systems (GS), and Cell Systems (CS) after the sale of the Mass Spectometry division completed in January 2010. The Mass Spectometry division was comprised of a 50% interest in a joint venture that the Company acquired in November 2008 as a part of the AB merger, and the Company accounted for this investment using the equity method. The sale of the Mass Spectometry division allows the Company to focus on its core competencies for biological solutions in life science research, genomic medicine, molecular diagnostics and applied markets. The MBS division includes the molecular biology based technologies including basic and real-time PCR, RNAi, DNA synthesis, thermo-cycler instrumentation, cloning and protein expression profiling and protein analysis. The CS division includes all product lines used in the study of cell function, including cell culture media and sera, stem cells and related tools, cellular imaging products, antibodies, drug discovery services, and cell therapy related products. The GS division includes sequencing systems and reagents, including capillary electrophoresis and the SOLiD system, as well as reagent kits developed specifically for applied markets, such as forensics, food safety and pharmaceutical quality monitoring. Upon completion of the merger with AB, we commenced the process of integrating the businesses and administration of the combined companies. A key part of this process was a reorganization of the business, research and development, and sales and marketing organizations within Life Technologies such that they are focused on optimizing the unique technologies and capabilities of the combined companies to drive new developments and business performance.
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
RESULTS OF OPERATIONS
Third Quarter of 2010 Compared to the Third Quarter of 2009
     The following table compares revenues and gross margin for the third quarter of 2010 and 2009:

	Three months ended
	September 30,
(in millions) (unaudited)	2010	2009	$ Increase	% Increase
Molecular Biology Systems	$415.4	$407.2	$8.2	2%
Cell Systems	221.4	192.5	28.9	15%
Genetic Systems	227.3	203.4	23.9	12%
Corporate and other	3.0	(2.4)	5.4	NM

Total revenues	$867.1	$800.7	$66.4	8%

Total gross profit	$514.4	$462.8	$51.6	11%
Total gross profit margin %	59.3%	57.8%
Revenue
     The Company’s revenues increased by $66.4 million or 8% for the third quarter of 2010 compared to the third quarter of 2009. The increase in revenue is driven primarily by an increase of $52.2 million in volume and pricing, $7.7 million associated with acquisitions and divestitures, and $3.4 million in favorable currency impacts including hedging. Volume and pricing relates to the impact on revenue due to existing and new product total unit sales as well as year over year change in unit pricing and its impact on gross revenue.
     The Company operates our business under three divisions — Molecular Biology Systems, Genetic Systems, and Cell Systems. The Molecular Biology Systems (MBS) division includes the molecular biology based technologies including basic and real-time PCR, RNAi, DNA synthesis, thermo-cycler instrumentation, cloning and protein expression profiling and protein analysis. Revenue in this division increased by $8.2 million or 2% in the third quarter of 2010 compared to the third quarter of 2009. This increase was driven primarily by $8.7 million associated with acquisitions. The Cell Systems (CS) division includes all product lines used in the study of cell function, including cell culture media and sera, stem cells and related tools, cellular imaging products, antibodies, drug discovery services, and cell therapy related products. Revenue in this division increased $28.9 million or 15% in the third quarter of 2010 compared to the third quarter of 2009. This increase was driven primarily by $28.5 million in increased volume and pricing. The Genetic System (GS) division includes sequencing systems and reagents, including capillary electrophoresis and the SOLiD system, as well as reagent kits developed specifically for applied markets, such as forensics, food safety and pharmaceutical quality monitoring.

Revenue in this division increased by $23.9 million or 12% in the third quarter of 2010 compared to the third quarter of 2009. This increase was driven primarily by $22.3 million in increased volume and pricing and $2.5 million in favorable currency impacts.
Gross Profit
     Gross profit increased $51.6 million or 11% in the third quarter of 2010 compared to the third quarter of 2009. The increase in gross profit was primarily driven by a $36.2 million increase in price and volume, $4.5 million associated with acquisitions and divestitures, and $1.2 million of favorable currency impacts.
Operating Expenses
     The following table compares operating expenses for the third quarter of 2010 and 2009:

	Three months ended September 30,
	2010		2009
		As a		As a
	Operating	percentage of	Operating	percentage of	$ Increase/	% Increase/
(in millions) (unaudited)	expense	revenues	expense	revenues	(decrease)	(decrease)
Operating Expenses:
Selling, general and administrative	$240.7	28%	$240.0	30%	$0.7	NM
Research and development	90.1	10%	82.7	10%	7.4	9%
Business consolidation costs	17.7	2%	23.3	3%	(5.6)	(24)%
Selling, general and administrative
     For the third quarter of 2010, selling, general and administrative expenses increased $0.7 million compared to the third quarter of 2009. This increase was driven primarily by an increase of $4.4 million in depreciation and amortization, partially offset by a $4.1 million decrease of general overhead and infrastructure costs. As a percentage of revenue, the costs are down from the prior year as a result of the restructuring initiatives the Company put in place in 2009 which have allowed revenue to grow in excess of costs.
Research and development
     For the third quarter of 2010, research and development expenses increased $7.4 million or 9% compared to the third quarter of 2009. This increase was driven primarily by an increase of $4.3 million in general overhead and infrastructure costs. As a percentage of revenue, the costs are comparable period over period.
Business Consolidation Costs
     Business consolidation costs for the third quarter of 2010 were $17.7 million, compared to $23.3 million in the third quarter of 2009, and represent costs to integrate recent and pending acquisitions and divestitures into the Company’s operations. The expenses for both quarters related primarily to integration and restructuring efforts, including severance and site consolidation, currently underway related to various mergers, acquisitions and divestitures. In undergoing the various restructuring plans, the Company anticipates cost savings and revenue synergies as a result of the combination of the acquired businesses.
Other Income (Expense)
Interest Income
     Interest income was $1.1 million for the third quarter of 2010 compared to $1.0 million for the third quarter of 2009.
     Interest income in the future will be affected by changes in short-term interest rates and changes in cash balances, which may materially increase or decrease as a result of acquisitions, debt repayment, stock repurchase programs and other financing activities.
Interest Expense
     Interest expense was $35.2 million for the third quarter of 2010 compared to $47.8 million for the third quarter of 2009. The decrease in interest expense was primarily driven by lower debt balances driven by the pay off of the term loans in February 2010 and the 2023 Convertible Senior Notes in August 2010, partially offset with interest expense incurred related to the $1,500.0 million of fixed rate unsecured notes issued in February 2010.
     The Company adopted a bifurcation requirement on our convertible debt prescribed by ASC Topic 470-20, Debt with Conversion and Other Options in the first quarter of 2009 and as a result has incurred an additional $8.5 million in expense in the third quarter of 2010 and $10.8 million in the third quarter of 2009.
Other Income (Expense), Net
     Other income (expense), net, was $(4.3) million for the third quarter of 2010 compared to $2.6 million for the same period of 2009. Included in the third quarter of 2010 were foreign currency losses of $4.7 million, net of hedging activities, driven by the large currency fluctuation in major currencies during the third quarter.
Provision for Income Taxes
     The provision for income taxes as a percentage of pre-tax income from continuing operations was 17.5% for the third quarter of 2010 compared with 37.4% for the third quarter of 2009. The decrease in the effective tax rate was primarily driven by the 2009 increase in valuation allowance not being included in 2010 as well as the reduction of the current year annual effective tax rate from 24.8% in the second quarter of 2010 to 20.7% in the third quarter of 2010. The change was partially offset by unfavorable current and deferred tax adjustments recorded discretely in the third quarter, without which the effective tax rate for the third quarter of 2010 would have been 12.4%. For a reconciliation of the effective rate, refer to “Results of Operations: First Nine Months of 2010 compared to First Nine Months of 2009”.
First Nine Months of 2010 compared to First Nine Months of 2009
     The following table compares revenues and gross margin for the first nine months of 2010 and 2009:

	Nine months ended
	September 30,
(in millions) (unaudited)	2010	2009	$ Increase	% Increase
Molecular Biology Systems	$1,280.8	$1,198.2	$82.6	7%
Cell Systems	665.6	588.0	77.6	13%
Genetic Systems	700.3	635.0	65.3	10%
Corporate and other	9.1	(12.0)	21.1	NM

Total revenues	$2,655.8	$2,409.2	$246.6	10%

Total gross profit	$1,588.1	$1,329.1	$259.0	19%
Total gross profit margin %	59.8%	55.2%
Revenue
     The Company’s revenues increased by $246.6 million or 10% for the first nine months of 2010 compared to the first nine months of 2009. The increase in revenue was driven primarily by increases of $181.0 million in volume and pricing, $44.5 million in favorable currency impacts including hedging, $19.8 million associated with acquisitions, a decrease in amortization of purchase accounting deferred revenue of $14.4 million, and $3.9 million in increased royalty revenue, partially offset by $11.8 million from the divestiture of a product line.
     Revenue in the MBS division increased by $82.6 million or 7% for the first nine months of 2010 compared to the same period of 2009. This increase was driven primarily by $42.6 million in increased volume and pricing, $20.2 million in favorable currency impacts including hedging, and $19.8 million associated with acquisitions. Revenue in the CS division increased by $77.6 million or 13% for the first nine months of 2010 compared to the first nine months of 2009. This increase was driven primarily by $68.0 million in increased volume and pricing and by $9.5 million in favorable currency impacts including hedging. Revenue in the GS division increased by $65.3 million or 10% in the first nine months of 2010 compared to the first nine months of 2009. This increase was driven primarily by $62.0 million in increased volume and pricing, $14.7 million in favorable currency impacts including hedging, partially offset by $11.8 million from the divestiture of a product line.
Gross Profit

     Gross profit increased $259.0 million or 19% in the first nine months of 2010 compared to the same period of 2009. The increase in gross profit was primarily driven by $138.0 million in increased volume and pricing, a decrease of $59.9 million in purchase accounting inventory revaluation expense, $31.7 million in favorable currency impacts, $4.1 million associated with acquisitions and divestitures, and $3.9 million in increased royalty revenue.
Operating Expenses
     The following table compares operating expenses for the first nine months of 2010 and 2009:

	Nine months ended September 30,
	2010		2009
		As a		As a
	Operating	percentage of	Operating	percentage of	$ Increase /	% Increase /
(in millions) (unaudited)	expense	revenues	expense	revenues	(decrease)	(decrease)
Operating Expenses:
Selling, general and administrative	$753.2	28%	$734.1	30%	$19.1	3%
Research and development	266.8	10%	244.8	10%	22.0	9%
Purchased in-process research and development	1.7	NM	—	—	1.7	NM
Business consolidation costs	66.4	3%	79.6	3%	(13.2)	(17)%
Selling, general and administrative
     For the first nine months of 2010, selling, general and administrative expenses increased by $19.1 million or 3% compared to the first nine months of 2009. This increase was driven primarily by a $14.7 million increase in depreciation and amortization, a $12.2 million increase in compensation, bonuses, and benefits, and $9.3 million of unfavorable currency impacts, partially offset by a $8.1 million decrease in purchased services, and a $3.6 million decrease in general overhead and infrastructure costs. As a percentage of revenue, the costs are down from the prior year as a result of the restructuring initiatives the Company put in place in 2009 which have allowed revenue to grow in excess of costs.
Research and development
     For the first nine months of 2010, research and development expenses increased by $22.0 million or 9% compared to the first nine months of 2010. This increase was driven primarily by an increase of $10.4 million in general overhead and infrastructure costs and a $6.4 million increase in purchased services. As a percentage of revenue, the costs are comparable period over period.
Business Consolidation Costs
     Business consolidation costs for the first nine months of 2010 were $66.4 million, compared to $79.6 million in the first nine months of 2009, and represent costs to integrate recent and pending acquisitions and divestitures into the Company’s operations. The expenses for both periods related primarily to integration and restructuring efforts, including severance and site consolidation, currently underway related to various mergers, acquisitions and divestitures. In undergoing the various restructuring plans, the Company anticipates cost savings and revenue synergies as a result of the combination of the acquired businesses. Offsetting some of the business consolidation cost expense during the nine months ended September 30, 2010, the Company recognized a gain of $6.4 million upon the settlement of an outstanding legal claim in which the outcome was favorable to the Company’s estimate. The legal settlement was directly integration related and therefore offset the business consolidation cost expense.
Other Income (Expense)
Interest Income
     Interest income was $3.6 million for the first nine months of 2010 compared to $3.1 million for the first nine months of 2009.
     Interest income in the future will be affected by changes in short-term interest rates and changes in cash balances, which may materially increase or decrease as a result of acquisitions, debt repayment, stock repurchase programs and other financing activities.

Interest Expense
     Interest expense was $116.0 million for the first nine months of 2010 compared to $145.6 million for the first nine months of 2009. The decrease in interest expenses was primarily driven by lower debt balances driven by the pay off of the term loans in February 2010 and the 2023 Convertible Senior Notes in August 2010, partially offset with interest expenses incurred related to the $1,500.0 million of fixed rate unsecured notes issued in February 2010.
     The Company adopted a bifurcation requirement on our convertible debt prescribed by ASC Topic 470-20, Debt with Conversion and Other Options in the first quarter of 2009 and as a result has incurred an additional $31.0 million in expense in the first nine months of 2010 and $31.9 million for the first nine months of 2009.
     During February 2010, the Company fully repaid the remaining outstanding term loans, and recognized a loss of $54.2 million of deferred financing costs. During the nine months ended September 30, 2009, the Company made an early principal repayment of $200.0 million on our term loan B, which resulted in a loss of $6.8 million of deferred financing costs attributable to the principal repaid. The loss is separately identified in the Consolidated Statements of Operations as a “Loss on early extinguishment of debt”.
Other Income (Expense), Net
     Other income (expense), net, was $(6.2) million for the first nine months of 2010 compared to $2.2 million for the same period of 2009. Included in the first nine months of 2010 was a loss on the discontinuance of cash flow hedges of $12.9 million and a $1.2 million expense related to the amortization of purchased intangibles and amortization of deferred revenue fair market value adjustments attributable to the joint venture, offset with a gain from the recovery on an impaired security of $7.1 million.
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
Provision for Income Taxes
     The provision for income taxes as a percentage of pre-tax income from continuing operations was 15.7% for the first nine months of 2010 compared with 22.4% for the first nine months of 2009. The lower than expected effective tax rate of the first nine months of 2010 was due primarily to the release of reserves for uncertain tax positions upon the completion of audits by tax authorities. In the first nine months of 2010, the effective tax rate of 15.7% was reduced from the estimated annual effective tax rate of 20.7%, primarily due to quarterly impact of the reduction in the annual effective rate from the second quarter of 2010 of 24.8% to the third quarter of 2010 rate of 20.7%.
     The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate without the discrete items are as follows:

Statutory U.S. federal income tax rate	35.0%
State income tax	2.1
Foreign earnings taxed at non-U.S. rates (includes a significant benefit relating to the Singapore tax exemption grant)	(11.5)
Repatriation of foreign earnings	(3.3)
Change in uncertain tax benefit reserves	0.8
Credits and incentives	(3.7)
Non-deductible compensation & other adjustments	1.8
Other	(0.5)

Effective income tax rate	20.7%
     The federal research and development credit expired at the end of 2009. If the federal research and development credit is reinstated and retroactive to the beginning of the Company’s 2010 tax year, then the Company’s estimated effective tax rate would be reduced by approximately 1.2%.

LIQUIDITY AND CAPITAL RESOURCES
     Our future capital requirements and the adequacy of our available funds will depend on many factors, including future business acquisitions, debt repayment, share repurchases, scientific progress in our research and development programs and the magnitude of those programs, our ability to establish collaborative and licensing arrangements, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and competing technological and market developments. We intend to continue our strategic investment activities in new product development, in-licensing technologies and acquisitions that support our platforms. We believe that our annual positive cash flow generation and existing revolving credit facility will enable the company to fund working capital requirements and continued operations. The Company has, and expects to be able to continue to generate positive cash flow from operations.
     Future debt repayment, share repurchases, future acquisitions or additional payments for the contingent consideration upon the achievement of milestones pertaining to previous acquisitions may be financed by a combination of cash on hand, our positive cash flow generation, existing revolving credit facility, or the issuance of new debt or stock. While conditions of the credit market at any given time may impact our ability to obtain credit, the Company believes that it has the ability to raise funding through public and private markets at reasonable rates based on the Company’s risk profile, along with its history of strong cash generation and timely debt repayments. During the nine months ended September 30, 2010, the Company paid off the term loans and the 2023 Notes and also issued new senior notes. The Company will continue to assess the most appropriate method of financing the Company’s operations.
     Cash and cash equivalents were $502.9 million at September 30, 2010, a decrease of $93.7 million from December 31, 2009, primarily due to cash used in financing activities of $774.7 million, offset by cash provided by operating activities of $514.5 million, cash provided by investing activities of $161.4 million, and the effect of exchange rates on cash of $5.1 million.
Operating Activities
     Operating activities provided net cash of $514.5 million through the third quarter of 2010 primarily from our net income of $307.3 million plus net non-cash charges of $322.9 million, offset by a decrease in cash from operating assets and liabilities of $115.7 million. Non-cash charges were primarily comprised of amortization of intangibles of $214.9 million, depreciation of $92.0 million, amortization of deferred debt issuance costs of $61.3 million, stock-based compensation expense of $59.7 million, and non-cash interest expense of $31.0 million resulting from the retrospective adoption of a bifurcation requirement on our convertible debt as prescribed by ASC Topic 470-20, Debt with Conversion and Other Options, offset by a change in deferred income taxes which resulted in a use of cash of $101.7 million and gain of $37.3 million on the sale of the Mass Spectometry joint venture. The decrease of $115.7 million in cash within operating assets and liabilities was mainly due to a $84.5 million decrease in accounts payable and accrued expenses and other liabilities, a $48.7 million increase in inventories, and a $37.5 million increase in trade accounts receivable, partially offset by a $35.2 million net increase in income tax liabilities and a $29.6 million impact from hedging activities. The movement in cash as a result of changes in operating assets and liabilities is consistent with normal ongoing operations.
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
Investing Activities
     Net cash provided by investing activities through the third quarter of 2010 was $161.4 million. The cash was primarily provided by $388.7 million associated with the divestiture of the joint venture, which included cash collected on behalf of, and owed to, Danaher as part of a related Transition Services Agreement, and other miscellaneous transaction-related cash flows. The net of tax proceeds from the transaction were used to pay down the term loans. The Company does not believe that the divestiture of the Mass Spectometry joint venture will materially alter its future cash flows. The cash proceeds from the divestiture were offset by $120.5 million of cash payments associated with acquisition related activities, cash used for purchases of property plant and equipment of $83.2 million, and cash used for the purchases of investments of $18.2 million.

     The Company has undertaken restructuring activities in connection with the merger of Applied Biosystems, which primarily include one-time termination costs such as severance costs related to elimination of duplicative positions. The restructuring plan also includes charges associated with the closure of certain leased facilities and one-time relocation costs for the employees whose employment positions have been moved to another location. At September 30, 2010, the Company had restructuring accruals of $9.6 million pursuant to this plan, and payments are expected to be fully paid by early 2011. Total restructuring expenditures are estimated to be approximately $140.1 million, of which $135.7 million were incurred and recorded in the financial statements and $125.8 million were paid since the inception of the plan, net of foreign currency impact. The Company expects the restructuring activities to result in long term cost savings in cost of goods sold as well as in selling, general and administrative costs related to the efficiencies in procurement and manufacturing as well as the reduction of redundant and excess overhead. The Company expects long term cost savings in excess of the costs to complete the plan.
Financing Activities
     Net cash used in financing activities through the third quarter of 2010 was $774.7 million. The primary drivers were aggregate principal repayments on the term loans and 2% Convertible Senior Notes due 2023 (the “2023 Notes”) of $2,320.3 million, partially offset by proceeds from the issuance of $1,496.7 million of fixed rate unsecured senior notes and the exercise of employee stock options and purchase rights of $89.2 million.
     In August 2010, the Company repaid all the remaining outstanding balance of the 2023 Notes, whose carrying value immediately prior to the announcement of redemption was $348.0 million, net of unamortized debt discount of $1.5 million, in accordance with the indenture. During July 2010, the Company notified the holders of the 2023 Notes of its intention to redeem all of the outstanding 2023 Notes on August 6, 2010. Subsequent to the announcement and prior to the August 6, 2010 redemption date, principal value of $347.8 million was converted by the Note holders. As a result, total cash consideration of $347.8 million and 2.4 million shares of the Company’s common stock was issued to settle the par value and the excess of the Notes’ conversion value based on a conversion price of $34.12 per share. On August 6, 2010, the Company redeemed all of the remaining outstanding 2023 Notes for cash at par value. The amortization of debt discount and the issuance cost for the 2023 Notes was completed in July 2010, commensurate with the holder conversion option date. The Company did not recognize any gain or loss on the settlement of the 2023 Notes. Repayment of the 2023 Notes was financed by cash on hand and cash generation from operating activities.
     In February 2010, the Company issued $1,500.0 million of fixed rate unsecured notes which consisted of an aggregate principal amount of $250.0 million of 3.375% Senior Notes due 2013 (the “2013 Notes”), an aggregate principal amount of $500.0 million of 4.400% Senior Notes due 2015 (the “2015 Notes”) and an aggregate principal amount of $750.0 million of 6.000% Senior Notes due 2020 (the “2020 Notes”). The net proceeds from the three aforementioned Notes offering was $1,484.8 million with the debt discounts of $3.3 million as well as the underwriting discount of $11.9 million. The proceeds were used to fully repay the term loans. Total costs incurred to issue the three aforementioned Notes were $14.4 million including the underwriting discount of $11.9 million. The Company recognized total interest cost of $19.0 million for the three months ended September 30, 2010 and total interest cost of $46.4 million for the nine months ended September 30, 2010 for the Notes based on the effective interest rates of 3.39%, 4.47% and 6.03% for the 2013, 2015 and 2020 Notes, respectively.
     In February 2010, the Company repaid $1,330.0 million and $642.5 million of outstanding balances on term loan A and term loan B, respectively, with the proceeds from the issuance of the senior notes, net of tax proceeds from the sales of the joint venture, along with cash on hand. Term loan A and term loan B were entered into in November 2008 under the Credit Agreement together with the Revolving Credit Facility of $250.0 million to fund a portion of the cash consideration paid as part of the AB merger. Had the term loans been still outstanding at September 30, 2010, term loan A would have required us to make quarterly principal repayments through 2013 and term loan B would have required us to make a lump sum principal repayment in 2015. During the nine months ended September 30, 2010 and 2009, the interest on term loan A was LIBOR plus 2.5% and term loan B was at the Base Rate plus 2.0%, which resulted in aggregate interest payments, net of hedging transactions, of $11.0 million and $78.9 million, respectively.
     The Credit Agreement was amended and restated to increase the revolving credit facility to $500.0 million with modified terms after the repayment of the term loans. The Company has issued $16.1 million in letters of credit through the Revolving Credit Facility, and, accordingly, the remaining credit available under that facility is $483.9 million. Interest rates on outstanding borrowings are determined by reference to LIBOR or to an alternate base rate, with margins determined based on changes in the Company’s leverage ratio. The Company’s foreign subsidiaries in China, Japan, Mexico, and India had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The United States dollar equivalent of these facilities totaled $11.7 million, none of which was outstanding at September 30, 2010.
     At September 30, 2010, the Company is in compliance with all of its debt covenants.
     During the third quarter of 2010, the Board of Directors of the Company approved a program authorizing management to repurchase up to $520.0 million of common stock over the next two years. Additionally, during the third quarter of 2010, the Company announced the acquisition of Ion Torrent Systems Incorporated for $375.0 million which will be financed with a combination of cash and issuance of common stock. Pursuant to the agreement, the selling equity holders are entitled to an additional consideration of up to $350.0 million in cash and stock upon the achievement of certain technical and time-based milestones. This acquisition will be closed in the fourth quarter of 2010. The funding of these activities will be from a variety of sources, including cash on hand, cash generated from operations and other existing sources of liquidity, including the Company’s revolving credit facility. The Company may consider exploring alternative financing solutions for longer term financing needs, including but not limited to, the issuance of new debt.
OFF BALANCE SHEET ARRANGEMENTS
     The Company does not have any material off balance sheet arrangements. For further discussion on the Company’s commitments and contingencies, refer to Note 6 “Commitments and Contingencies” in the notes to the Consolidated Financial Statements.
CONTRACTUAL OBLIGATIONS
     The Company did not enter into any material contractual obligations during the three months ended September 30, 2010. The Company has no material contractual obligations not fully recorded on our Consolidated Balance Sheets or fully disclosed in the Notes to our Consolidated Financial Statements.
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
Foreign Currency Exchange Rates
     The Company has operations through legal entities in Europe, Asia-Pacific and the Americas. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. As of September 30, 2010, the Company had $419.7 million of accounts receivable and $57.3 million of accounts payable, respectively, denominated in a foreign currency. The Company has accounts receivables and payables denominated in both the functional currency of the legal entity as well as receivables and payables denominated in a foreign currency that differs from the functional currency of the legal entity. For receivables and payables denominated in the legal entity’s functional currency, the Company does not have financial statement risk, and therefore does not hedge such transactions. For those receivables and payables denominated in a currency that differs from the functional currency of the legal entity, the Company hedges such transactions to prevent financial statement risk. As a result, a hypothetical movement in foreign currency rates would not be expected to have a material financial statement impact on the settlement of these outstanding receivables and payables. Both realized and unrealized gains and losses on the value of these receivables and payables were included in other income and expense in the Consolidated Statements of Operations. Net currency exchange gains (losses) recognized on business transactions, net of hedging transactions, were $(4.7) million and $0.3 million for the three and nine months ended September 30, 2010, respectively, and were included in other income and expense in the Consolidated Statements of Operations. These gains and losses arise from the timing of cash collections compared to the hedged transactions, which can vary based on timing of actual customer payments.
     The Company’s intercompany foreign currency receivables and payables are primarily concentrated in the euro, British pound sterling, Canadian dollar and Japanese yen. Historically, we have used foreign currency forward contracts to mitigate foreign currency risk on these intercompany foreign currency receivables and payables. At September 30, 2010, the Company had a notional principal amount of $1,604.2 million in foreign currency forward contracts outstanding to hedge currency risk on specific intercompany and third-party receivables and payables denominated in a currency that differs from the legal entity’s functional currency. These foreign currency forward contracts as of September 30, 2010, which settle in October 2010 through January 2012, effectively fix the exchange rate at which these specific receivables and payables will be settled, so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying receivables and payables. The Company does not have any material short-term un-hedged foreign currency intercompany receivables or payables at September 30, 2010. Refer to Note 2 “Financial Instruments” in the notes to the Consolidated Financial Statements for more information on the Company’s hedging programs.
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
     During the nine months ended September 30, 2010, the Company did not recognize any material ineffective portion of its hedging instruments and no hedging relationships were terminated as a result of ineffective hedging related to the forward contacts. The Company continually monitors the probability of forecasted transactions as part of the hedge effectiveness testing. At September 30, 2010, the Company had a notional principal amount of $661.5 million in foreign currency forward contracts outstanding to hedge foreign currency revenue risk under ASC Topic 815, Derivatives and Hedging, and the fair value of foreign currency forward contracts is reported in other current assets or other current liabilities in the Consolidated Balances Sheet as appropriate with maturity dates extending through July 2011. The Company reclasses deferred gains or losses reported in accumulated other comprehensive income into revenue when the underlying foreign currency sales occur and are recognized in consolidated earnings. The Company uses inventory turnover ratio for each international operating unit to align the timing of a hedged item and a hedging instrument to impact the Consolidated Statements of Operations during the same reporting period. At September 30, 2010, the Company expects to reclass $46.1 million of net losses on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months. At September 30, 2010, a hypothetical 10% change in foreign currency rates against the United States dollar would result in a decrease or an increase of approximately $56.0 million in the fair value of foreign currency derivatives accounted for under cash flow hedges. Actual gains or losses could differ materially from this analysis based on changes in the timing and amount of currency rate movements.
     During the nine months ended September 30, 2010, the Company recognized a $12.9 million loss as a result of the discontinuance of swap payment arrangements related to the term loan A payoff in February 2010 as the forecasted transactions were no longer probable of occurring.
Commodity Prices
     Our exposure to commodity price changes relates to certain manufacturing operations that utilize certain commodities such as raw materials. We manage our exposure to changes in those prices primarily through our procurement and sales practices.

Interest Rates
     Our investment portfolio is maintained in accordance with our investment policy which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The fair value of our cash, cash equivalents, restricted cash, short-term investments, long-term investments, and derivatives is subject to change as a result of changes in market interest rates and/or investment risk related to the issuers’ credit worthiness or our own credit risk. The Company uses credit default swap spread to derive risk-adjusted discount rate to measure the fair value of some of our financial instruments. Changes in market interest rates would not be expected to have a material impact on the fair value of $537.0 million of our cash, cash equivalents, restricted cash, and short-term investments, all of which carrying value approximated the fair value at September 30, 2010, as these consisted of highly liquid securities with short-term maturities. The Company accounts for the $24.5 million of its long-term investments in non-publicly traded companies under the cost method, thus, changes in market interest rates would not be expected to have an impact on these investments. Refer to Note 2 “Fair Value of Financial Instruments” in the notes to the Consolidated Financial Statements for more information on the Company’s investments.
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
     Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Securities Exchange Act, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of September 30, 2010, the end of the period covered by this report.
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

LIFE TECHNOLOGIES CORPORATION
Date: November 3, 2010	By:	/s/ David F. Hoffmeister
David F. Hoffmeister
Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

3.1	Sixth Amended and Restated Bylaws of Life Technologies Corporation (1)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

101. INS	XBRL Instance Document (2)

101. SCH	XBRL Taxonomy Extension Schema (2)

101. CAL	XBRL Taxonomy Extension Calculation Linkbase (2)

101. DEF	XBRL Taxonomy Extension Definition Linkbase (2)

101. LAB	XBRL Taxonomy Extension Labels Linkbase (2)

101. PRE	XBRL Taxonomy Extension Presentation Linkbase (2)

(1)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on October 18, 2010 (File No. 000-25317).

(2)	Furnished, not filed