Form 10-K
period 2010-12-31
Life Technologies Corp
filed 2011-02-25
CIK 1073431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] or No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010 was $8,644,899,832.

The number of outstanding shares of the registrant’s common stock as of February 23, 2011 was 180,002,190.

INCORPORATION BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with the registrant’s 2011 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this annual report on Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2010.

LIFE TECHNOLOGIES CORPORATION
Annual Report on Form 10-K
for the Fiscal Year Ended December 31, 2010

FORWARD-LOOKING STATEMENTS

Any statements in this Annual Report on Form 10-K about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect(s),” “estimate(s),” “project(s),” “positioned,” “strategy,” “outlook” and similar expressions. Additionally, statements concerning future matters, such as the development of new products, enhancements of technologies, sales levels and operating results and other statements regarding matters that are not historical facts are forward-looking statements. Accordingly, all such statements involve estimates, assumptions and relate to uncertainties that could cause our actual results to differ materially from the results expressed in the statements. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Annual Report on Form 10-K. The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this Annual Report on Form 10-K. Among the key factors that have an impact on our results of operations are:

•	the Company’s ability to continually develop and offer new products and services that are commercially successful;

•	the Company’s ability to successfully compete and maintain the pricing of its products and services;

•	the Company’s ability to maintain its revenue and profitability during periods of adverse economic and business conditions;

•	the Company’s ability to successfully integrate and develop acquired businesses and technologies;

•	the Company’s ability to successfully acquire new products, services, and technologies through additional acquisitions;

•	the Company’s ability to successfully secure and deploy capital;

•	the Company’s ability to satisfy its debt obligations; and

•	the additional risks and other factors described under the caption “Risk Factors” under Item 1A of this annual report on Form 10-K;

Because the factors referred to above could cause our actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, you should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date of this Annual Report on Form 10K, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after such date to reflect the occurrence of unanticipated events. New factors emerge from time to time, and their emergence is impossible for us to predict. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

In this Annual Report on Form 10-K, unless the context requires otherwise, “Life Technologies,” “Life Technologies Corporation,” “Company,” “we,” “our,” and “us” means Life Technologies Corporation and its subsidiaries.

PART I

ITEM 1. Business

General Development of Our Business

Life Technologies Corporation is a global life sciences company dedicated to improving the human condition. Our systems, consumables and services enable scientific researchers and commercial markets to accelerate scientific exploration, leading to discoveries and developments that better the quality of life. Our products are also used in forensics, food and water safety and animal health testing and other industrial applications.

The Company delivers a broad range of products and services, including systems, instruments, reagents, software, and custom services. Our growing portfolio of products includes innovative technologies for PCR, sample preparation, cell culture, RNA interference analysis, functional genomics research, proteomics and cell biology applications, capillary electrophoresis based sequencing, next generation sequencing, as well as clinical diagnostic applications, forensics, animal, food, pharmaceutical and water testing analysis. The Company also provides our customers convenient and value-added purchasing options through thousands of sales and service professionals, e-commerce capabilities and onsite supply center solutions.

The Company began operations as a California partnership in 1987 and incorporated in California in 1989. In 1997, the Company reincorporated as a Delaware corporation. On November 21, 2008, Invitrogen Corporation (also referred to as “Invitrogen”), a predecessor company to Life Technologies, completed the acquisition of Applied Biosystems, Inc. (also referred to as “AB” or “Applied Biosystems”) to form a new company called “Life Technologies Corporation”. Life Technologies has a workforce of approximately 11,000 people, has a presence in more than 160 countries, and possesses a rapidly growing intellectual property estate. Currently, the Company owns and/or has exclusive license to over 4,000 patents. Our corporate headquarters are located in Carlsbad, California.

The Company has recently taken part in noteworthy transactions that are helping to shape its future, notably:

•	In January 2010, the Company closed a transaction whereby it sold its 50% ownership stake in the Applied Biosystems/MDS Analytical Technologies Instruments joint venture and all assets and liabilities directly related to the Company’s mass spectrometry business to Danaher Corporation for $428.1 million in cash, excluding transactions costs, and recorded a gain of $37.3 million during the year ended December 31, 2010; and

•	In October 2010, the Company acquired Ion Torrent Systems Incorporated (Ion Torrent), a business that has developed a method of DNA sequencing through the use of semiconductor technology, resulting in a sequencing system that is simpler, faster, less expensive and more scalable than other sequencing technologies.

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

Financial Information About Our Segments and Geographic Areas

In 2009, in connection with the acquisition of AB and the resulting reorganization, the Company determined, in accordance with The Financial Accounting Standards Board (FASB) Accounting Standards Codification, or ASC, Topic 280, Segment Reporting, to operate as one operating segment. The Company believes our chief operating decision maker (CODM) makes decisions based on the Company as a whole. In addition to the CODM making decisions for the Company as a whole, the divisions within the Company share similar customers and types of products and services which derive revenues and have consistent product margins. Accordingly, the Company operates and reports as one reporting segment. The Company will disclose the revenues for each of its internal divisions in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to allow the reader of the financial statements the ability to gain some transparency into the operations of the Company. We have restated historical divisional revenue information to conform to the current year presentation.

Financial information about our revenues from foreign countries and assets located in those countries is also included in the notes to our consolidated financial statements, which begin on page 60.

Description of Our Business

Company Overview

We are a global life sciences company dedicated to helping our customers make scientific discoveries and applying those discoveries to improving the human condition. Our systems, reagents, and services enable scientific researchers to accelerate scientific exploration, driving to discoveries and developments that better the quality of life. Life Technologies’ customers do their work across the biological spectrum, advancing genomic medicine, regenerative science, molecular diagnostics, agricultural and environmental research and 21st century forensics. The Company has a workforce of approximately 11,000 people, has a presence in more than 160 countries, and possesses a rapidly growing intellectual property estate of over 4,000 patents and exclusive licenses around the world.

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

The Company offers many different products and services, and is continually developing and/or acquiring others. Some of our specific product categories include the following:

•	Capillary electrophoresis, SOLiDtm, and Ion Torrenttm DNA sequencing systems and reagents, which are used to discover sources of genetic and epigenetic variation, to catalog the DNA structure of organisms, to verify the composition of genetic research material, and to apply these genetic analysis discoveries in markets such as forensic human identification and clinical diagnostics.
•	“High-throughput” gene cloning and expression technology, which allows customers to clone and expression-test genes on an industrial scale.
•	Pre-cast electrophoresis products, which improve the speed, reliability and convenience of separating nucleic acids and proteins.
•	Antibodies, which allow researchers to capture and label proteins, visualize their location through use of dyes and discern their role in disease.
•	Magnetic beads, which are used in a variety of settings, such as attachment of molecular labels, nucleic acid purification, and organ and bone marrow tissue type testing.
•	Molecular Probes fluorescence-based technologies, which facilitate the labeling of molecules for biological research and drug discovery.
•	Transfection reagents, which are widely used to transfer genetic elements into living cells enabling the study of protein function and gene regulation.
•	PCR and Real Time PCR systems, reagents and assays, which enable researchers to amplify and detect targeted nucleic acids (DNA and RNA molecules) for a host of applications in molecular biology.
•	Cell culture media and reagents used to preserve and grow mammalian cells, which are used in large scale cGMP bio-production facilities to produce large molecule biologic therapies.
•	RNA Interference reagents, which enable scientists to selectively “turn off” genes in biology systems to gain insight into biological pathways.

Scientific Background

The genome is the entirety of a living organism’s genetic information coded in the form of DNA. Within the genome are individual segments of DNA that form genes, which encode the instructions used by cells to create proteins. These instructions are relayed from the gene to the cell’s protein assembly machinery through the intermediary of a transcript composed of RNA. The total set of RNA transcripts expressed by the genome in a cell or organism is known as the transcriptome. The proteins, however, ultimately carry out most of the essential biological activities required for life. The total complement of proteins expressed by the genome in a cell or organism is known as the proteome. Proteins have many different functional properties, and are the key biological molecules involved in processes such as growth, development, reproduction, aging, and disease.

Researchers seeking to learn the causes of disease to develop treatments have historically used molecular biology techniques focused on the study of single or small numbers of genes and the proteins they code for, as opposed to the study of the genome or proteome as a whole. The study of the genome is known as genomics, while the study of the proteome is known as proteomics. Technological advances over the past two decades, including many developed and marketed by Life Technologies, have rapidly accelerated scientists’ ability to perform genomics and proteomics research. These advances include the development of automated instruments that can perform high-throughput analysis of samples and specialized reagents and consumables that enable scientific researchers to perform analysis accurately and efficiently. Genomics research has evolved from the sequencing of the first viral genome of just over 5,000 bases three decades ago to the complete sequencing of the more than 3 billion bases of the human genome in 2001. The recent advances in genomic and proteomic studies have also led to the rapid development of bioinformatics, which integrates biology and computing to analyze the massive amounts of data generated by such studies.

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

Customer Base

The Company divides its target customer base into three major categories:

•	Life science researchers. The life sciences research market consists of laboratories generally associated with universities, medical research centers, government institutions (such as the United States National Institutes of Health, or the NIH), and other research institutions as well as biotechnology, pharmaceutical, diagnostic, energy, agricultural, and chemical companies. Researchers at these institutions are using our products and services in a broad spectrum of scientific activities, such as searching for drugs or other techniques to combat a wide variety of diseases (namely cancer and viral and bacterial diseases); researching diagnostics for disease identification or for improving the efficacy of drugs to targeted patient groups; and assisting in vaccine design, bioproduction, and agriculture. Our products and services provide the research tools needed for genomics studies, proteomics studies, gene splicing, cellular analysis, and other key research applications that are required by these life science researchers. In addition, our research tools are important in the development of diagnostics for disease determination as well as identification of patients for more targeted therapies.

•	Commercial producers of biopharmaceutical and other high valued proteins. The Company serves industries that apply genetic engineering to the research and commercial production of useful but otherwise rare or difficult to obtain substances, such as proteins, interferons, interleukins, t-PA and monoclonal antibodies. Once a discovery has been proven, the manufacturers of these materials require larger quantities of the same sera and other cell growth media that the Company provides in smaller quantities to researchers. Industries involved in the commercial production of genetically engineered products include the biotechnology pharmaceutical, food processing and agricultural industries.

•	Users who apply our technologies to enable or improve particular activities. The Company provides tools that apply our technology to enable or improve activities in particular markets, which we refer to as applied markets. The current focus of our products for these industries is in the areas of: forensic analysis, which is used to identify individuals based on their DNA; quality and safety testing, such as testing required to measure food, beverage, or environmental quality and pharmaceutical manufacturing quality and safety; production animal health testing, which enables the detection of pathogens in livestock; and biosecurity, which refers to products needed in response to the threat of biological terrorism and other malicious, accidental, and natural biological dangers. The Applied Biosystems branded forensic testing and human identification products and services are innovative and segment-leading tools that have been widely accepted by investigators and laboratories in connection with criminal investigations, the exoneration of individuals wrongly accused or convicted of crimes, identifying victims of disasters, and paternity testing.

While the Company does not believe that any single customer or small group of customers is material to our business as a whole or to our product segments, approximately 20% of our customers in our target markets receive funding for their research, either directly or indirectly, from grants from the federal government of the United States or state and local governments.

Our Products

As of December 31, 2010, the Company operated its business under three divisions: Molecular Biology Systems, (also referred to as “MBS”); Cell Systems, (also referred to as “CS”); and Genetic Systems, (also referred to as “GS”). In January 2010, the Company divested its Mass Spectrometry business to Danaher Corporation, allowing a focus on the other three, core competencies of the Company.

The MBS division includes the molecular biology-based technologies, including basic and real-time PCR, RNAi, DNA synthesis, sample prep, transfection, cloning and protein expression profiling and protein analysis. The CS division includes all product lines used in the study of cell function, including cell culture media and sera, stem cells and related tools, cellular imaging products, antibodies, drug discovery services and cell therapy related products. The GS division includes next generation sequencing systems and reagents, including capillary electrophoresis, the SOLiDtm and Ion Torrenttm systems, as well as reagent kits developed specifically for applied markets, such as forensics and food safety and animal health.

Since the acquisition of AB in 2008, the Company has completed the operating integration of the combined companies. A key part of this process was a reorganization of the business, research and development, and sales and marketing organizations within Life Technologies to optimize the unique technologies and capabilities of the combined companies to drive new developments and business performance.

The Company plans to continue to introduce new research products and services, as we believe continued new product development and rapid product introduction is a critical competitive factor in all of the industries that the Company serves. The Company expects to continue to increase expenditures in sales and marketing, manufacturing and research and development to support increased levels of sales and to augment our long-term competitive position.

Service and Support

The Company generally provides limited warranties on all equipment at the time of sale for periods of time ranging up to two years from the date of sale depending on the product subject to warranty. However, warranties included with any sale can vary, and may be excluded altogether, depending on the particular circumstances of the sale. The sale of some equipment includes installation, basic user training, and/or application support. The Company also offers service contracts to our customers that are generally one to five years in duration after the original warranty period. The Company provides both repair services and routine maintenance services under these arrangements, and also offers repair and maintenance services on a time and material basis to customers that do not have service contracts. Service in the United States and major markets outside of the United States is provided by our service staff and, in some foreign countries, service is provided through third-party arrangements. In addition, we offer custom services such as cell line development, custom media modification, development of primers and custom assays. These services are typically offered with limited warranties.

Research and Development

The Company has a strong history of refining pioneering technology to create novel products for biosciences research through the combination of expertise in biology, chemistry, and engineering. The Company continues to build on that legacy by generating innovative products across a broader continuum of discovery, development, and validation for the life sciences enterprise. In 2010, the Company launched nearly 1,000 new products, in fields ranging from genomic analysis to cell biology to human identification and diagnostics. The Company invested $375.5 million, $337.1 million and $142.5 million in research and development in the years 2010, 2009 and 2008, respectively.

As of December 31, 2010, the Company had approximately 1,250 employees engaged in research and development activities in the United States, Japan, Israel, Singapore, India, Ireland, Germany, and Norway. The Company also continues to maintain a comprehensive network of collaborators and scientific advisors across the globe. Our research and development activities are focused in segments where we are a leader, and in emerging growth areas in which we can utilize our expertise in instrumentation, reagent and consumable solutions to develop new market opportunities.

Sales and Marketing

Our sales and marketing strategy supports our objective of building equity in Life Technologies as the brand that manufactures and delivers user-centered, innovative, premium products and services. Through our sub-brands, including Gibco, Ambion, Molecular Probes, Applied Biosystems, Invitrogen, and others, we provide premiere offerings to life science researchers and professionals applying biology in their work, such as forensics and molecular diagnostics. We have well established go-to-market channels including an expansive commercial organization of approximately 3,200 employees and a presence in more than 160 countries, with a highly educated and specialized sales force; over 1,000 supply centers worldwide based in our customers’ laboratories to provide convenient access to our products; and world-class e-commerce websites that deliver the easiest online experience to find, decide, and buy our products.

Our sales and support strategy focuses on being a partner of choice for our customer, which requires us to employ scientific personnel for our sales and service roles. The Company has two types of direct sales personnel: generalists and technical sales specialists. Generalists typically are responsible for total customer account management. They work closely with the technical specialists, who have an extensive background in biology or other scientific fields of study and focus on specific product offerings. Having a thorough understanding of biological techniques and the research process allows our sales representatives to act as advisors to our customers. Our technical sales representatives also help us identify market needs and new technologies that we can license and develop into new products. If our customers have questions about their products, orders or other support areas, they have full access by phone or online, to our highly trained technical and customer service professionals.

Our marketing departments, located in our sites across the globe, stay connected with our customers changing needs by site visits, loyalty surveys, market research and a multitude of other ways to receive and synthesize customer feedback. They use this knowledge to ensure we are developing and managing the most premiere portfolio of products that have value and significance in our customer’s daily work. The marketing department uses a variety of marketing communication vehicles and methods to keep customers informed of the Company’s products, technologies, and offerings. Those vehicles include, but are not limited to print collateral; newsletters; application notes; direct mailers, product inserts; posters; and sourcebooks; as well as emails; webinars; online community forums; and a presence in social media channels like YouTube, Facebook, and Twitter, which allow us to stay connected and engage in dialog with customers and noncustomers in the science community on a real time basis. Our e-commerce websites include product pages detailing specifications, technical data, and protocol references to help customers make informed purchase decisions. Other technical information includes interactive web tools that allow customers to link to public research databases, download scientific analyses, and search for project-specific data. In addition to promoting our brand in Company sponsored user meetings and thought leader events, we also maintain a presence at major tradeshows and science-themed events most frequented by our target customers.

Technology Licensing

Some of our existing products are manufactured or sold under the terms of license agreements that require us to pay royalties to the licensor based on the sales of products containing the licensed materials or technology. These licenses also typically impose obligations on us to market the licensed technology. Although the Company emphasizes our own research and development, we believe our ability to in-license new technology from third-parties is, and will continue to be, critical to our ability to offer competitive new products. Our ability to obtain these in-licenses depends in part on our ability to convince inventors that the Company will be successful in bringing new products incorporating their technology to market. Several significant licenses or exclusivity rights expire at various times during the next 15 years. There are certain risks associated with relying on third-party licensed technologies, including our ability to identify attractive technologies, license them on acceptable terms, meet our obligations under the licenses, renew those licenses should they expire before the Company retires the related product and the risk that the third-party may lose patent protection. These risks are more fully described under the heading “Risks Related to the Development and Manufacturing of our Products” and “Risks Related to Our Intellectual Property” below.

Patents and Proprietary Technologies

Our products are based on complex, rapidly-developing technologies. Some of these technologies are covered by patents the Company owns and others are owned by third-parties and are used by us under license. The Company has pursued a policy of seeking patent protection in the United States and other countries for developments, improvements, and inventions originating within our organization that are incorporated into our products or that fall within our fields of interest. The Company considers the protection of our proprietary technologies and products in our product divisions to be important to the success of our business and relies on a combination of patents and exclusive licenses to protect these technologies and products.

The Company currently owns and/or has exclusive license to over 4,000 patents, including over 1,500 in the United States. The Company also has numerous pending patent applications both domestically and internationally. Our success depends, to a significant degree, upon our ability to develop proprietary products and technologies and it is important to our success that we protect the intellectual property associated with these products and technologies. The Company intends to continue to file patent applications as we develop new products and technologies. Patents provide some degree of, but not complete, protection for our intellectual property.

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

The Company is currently, and could in the future, be subject to lawsuits, arbitrations, investigations, and other legal actions with private parties and governmental entities, particularly involving claims for infringement of patents and other intellectual property rights. From time to time, the Company has asserted that various competitors and others are infringing our patents, and, similarly, from time to time, others have asserted that we were or are infringing patents owned by them. These claims are sometimes settled by mutual agreement and result in the granting of licenses by or to us or the cessation of the alleged infringing activities. However, the Company cannot make any assurances as to the outcome of any pending or future claims. More information about the risk factors associated with our reliance on intellectual property is set forth under the heading “Risks Related to Our Intellectual Property” below.

Competition

The markets for our products are competitive and are characterized by the application of advanced technologies. New technologies in life sciences could make our products and services obsolete unless the Company continues to develop new and improved products and services and pursue new opportunities. Given the breadth of our product and service offerings, our competition comes from a wide array of competitors with a high degree of technical proficiency, ranging from specialized companies that have strengths in narrow segments of the life science markets to larger manufacturers and distributors offering a broad array of biotechnology products and services that have significant financial, operational, research and development, and sales and marketing resources. These and other companies may have developed or could in the future develop new technologies that compete with our products or even render our products obsolete. Additionally, there are numerous scientists making materials themselves instead of using kits. The Company believes that a company’s competitive position in the markets we compete in is determined by product function, product quality, speed of delivery, technical support, price, breadth of product line, distribution capabilities, and timely product development. Our customers are diverse and may place varying degrees of importance on the competitive attributes listed above. While it is difficult to rank these attributes for all our customers in the aggregate, the Company believes we are well positioned to compete in each category.

Suppliers

Our manufacturing operations require a wide variety of raw materials, electronic and mechanical components, chemical and biochemical materials, and other supplies. The Company buys materials for our products from many suppliers and the Company has Original Equipment Manufacturer (OEM) arrangements with many third-parties for the manufacturing of various products sold under our platform brand. While there are some raw materials that the Company obtains from a single supplier, we are not dependent on any one supplier or group of suppliers for our business as a whole. Raw materials are generally available from a number of suppliers. Even so, due to factors out of our control, some supplies may occasionally be difficult to obtain. Any interruption in the availability of our manufacturing supplies could force us to suspend manufacturing of an affected product and therefore harm our operations. See also the section titled “Adverse conditions in the global economy and disruption of financial markets” below for further analysis.

Government Regulation

Certain of our products and services, including some products that are intended for in vitro diagnostics, as well as the manufacturing process of these products, are subject to regulation under various portions of the United States Federal Food, Drug and Cosmetic Act (FDCA) and the laws of other countries. In addition, a number of our manufacturing facilities are subject to periodic inspection by the United States Food and Drug Administration (FDA), other product-oriented federal agencies and various state and local authorities in the United States as well as foreign governmental authorities. Additionally, some of our manufacturing facilities must comply with the requirements of the FDA’s Quality System Regulation, other federal, state and local regulations and other applicable quality standards such as ISO 9001 or ISO 13485. Portions of our business are subject to FDCA requirements including those relating to testing, safety, efficacy, premarket applications, marketing and labeling. Procedures are in place to comply with such requirements.

Materials used in development and testing activities at several of our facilities are also subject to the Controlled Substances Act, administered by the Drug Enforcement Agency (or DEA). Procedures for control, use and inventory of these materials are in place at these facilities.

The Company also employs Centers for Disease Control/National Institutes of Health Guidelines for Research Involving Recombinant DNA Molecules, Biosafety in Microbiological and Biomedical Laboratories and the hazard classification system recommendations for handling bacterial and viral agents, with capabilities through biosafety level three.

The Company is subject to federal, state, local and foreign laws and regulations, regulating the emission or discharge of materials into the environment, or otherwise relating to the protection of the environment, in those jurisdictions where we operate or maintain facilities. We do not believe that any liability arising under, or compliance with, these laws and regulations will have a material effect on our business and no material capital expenditures are expected for environmental control.

In addition to the foregoing, we are subject to other federal, state, local and foreign laws and regulations applicable to our business, including the Occupational Safety and Health Act, the Toxic Substances Control Act, Department of Transportation regulations, national restrictions on technology transfer, import, export and customs regulations, statutes and regulations relating to government contracting, and similar laws and regulations in foreign countries. In particular, the Company is subject to various foreign regulations sometimes restricting the importation or the exportation of animal-derived products such as fetal bovine serum.

Workforce

As of December 31, 2010, we had a workforce of approximately 11,000 people, approximately 3,850 of whom worked outside the United States. These numbers include part-time employees and independent contractors. Our success will depend in large part upon our ability to attract and retain employees. The Company faces competition in this regard from other companies, research and academic institutions, government entities and other organizations. None of our domestic employees are subject to collective bargaining agreements. The Company generally considers relations with our employees to be good.

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

Gregory T. Lucier (age 46) serves as Chief Executive Officer of Life Technologies and as Chairman of the Company’s Board of Directors. Previously, he served as Chairman and Chief Executive Officer of Invitrogen Corporation, which merged with Applied Biosystems in November 2008 to form Life Technologies. The Company is one of the largest providers of systems, biological reagents, and services, supplying scientists around the world in every way that life science technologies are applied. The company aims to improve the human condition by enabling basic research, accelerating drug discovery and development, and advancing scientific exploration in areas such as regenerative science, molecular diagnostics, agricultural and environmental research, and 21st century forensics. Mr. Lucier has leveraged his background in healthcare management to prepare the Company to participate in and shape the new era of personalized medicine. Mr. Lucier serves on the Board of Directors at Synthetic Genomics, Inc. and CareFusion Corporation, and serves as Chairman of the Board of Trustees of the Sanford Burnham Medical Research Institute. He received his B.S. in Engineering from Pennsylvania State University and an M.B.A. from Harvard Business School.

Nicolas M. Barthelemy (age 45) served as President of Cell Systems of Life Technologies in 2010, and is now the President of Commercial Operations of Life Technologies. From January 2006 to November 2008, Mr. Barthelemy served as Senior Vice President of Cell Systems of Invitrogen Corporation, which merged with Applied Biosystems in November 2008 to form Life Technologies. Mr. Barthelemy served as Senior Vice President of Global Operations of Invitrogen Corporation from March 2004 to January 2006. Prior to joining Invitrogen Corporation, Mr. Barthelemy held several executive positions at Biogen Idec, including Vice President of Manufacturing. Mr. Barthelemy is a recognized operations leader in large scale mammalian cell culture and purification. Mr. Barthelemy received his M.S. in Chemical Engineering from the University of California, Berkeley and the equivalent of an M.S. in Chemistry from

École Supérieure de Physiques et Chimie Industrielles (Paris, France) and the equivalent of a B.S. in Mathematics, Physics and Chemistry from Ecole Sainte Geneviève (Versailles, France).

Joseph C. Beery (age 48) serves as Chief Information Officer of Life Technologies. From September 2008 to November 2008, Mr. Beery served as Chief Information Officer of Invitrogen Corporation, which merged with Applied Biosystems in November 2008 to form Life Technologies. Prior to joining Invitrogen Corporation, Mr. Beery held the executive position of Chief Information Officer at US Airways and America West Airlines. Mr. Beery also spent ten (10) years at Motorola Semiconductor, holding various positions in the computer integrated manufacturing group. Mr. Beery also served as a manufacturing and software engineer at NV Philips in Albuquerque, N.M. Mr. Beery holds a B.S. in Business Administration and Business Computer Systems from the University of New Mexico.

Bernd Brust (age 43) served as President of Commercial Operations of Life Technologies in 2010, and is now the President of Molecular Medicine of Life Technologies. From November 2006 to November 2008, Mr. Brust served as Senior Vice President of Global Sales of Invitrogen Corporation, which merged with Applied Biosystems in November 2008 to form Life Technologies. Mr. Brust joined Invitrogen Corporation in 2004 and served as General Manager and Vice President of European Operations until November 2006. He has more than fifteen (15) years of sales, commercial operations, marketing and general management experience. Prior to joining Invitrogen Corporation, he served in various senior leadership roles at GE Medical Systems Information Technologies, including as General Manager of Sales & Marketing. Mr. Brust holds a degree in Engineering from MTS in Amsterdam. Mr. Brust is a board member of the San Diego Regional Chamber of Commerce and BIOCOM, the largest regional life science association in the world, representing more than 550 member companies in Southern California.

John A. Cottingham (age 56) serves as Chief Legal Officer and Secretary of Life Technologies. From May 2004 to November 2008, Mr. Cottingham served as Senior Vice President, General Counsel and Secretary of Invitrogen Corporation, which merged with Applied Biosystems in November 2008 to form Life Technologies. Mr. Cottingham served as Vice President, General Counsel of Invitrogen Corporation from September 2000 to May 2004. Prior to the merger of the former Life Technologies, Inc., or “LTI”, with Invitrogen Corporation in September 2000, Mr. Cottingham was the General Counsel and Assistant Secretary of LTI from January 1996 to September 2000. From May 1988 to December 1995, Mr. Cottingham served as an international corporate attorney with the Washington, D.C. office of Fulbright and Jaworski L.L.P. Mr. Cottingham received his B.S. in Political Science from Furman University, his J.D. from the University of South Carolina, his L.L.M. in Securities Regulation from Georgetown University and his M.S.E.L. from the University of San Diego. Mr. Cottingham is a member of the board of the San Diego Chapter of the Association of Corporate Counsel.

Peter M. Dansky (age 50) serves as President of Molecular & Cell Biology Division of Life Technologies. Mr. Dansky previously served as President of the Molecular Biology Systems Division since November 2008. From July 2007 to November 2008, Mr. Dansky served as President of Molecular and Cell Biology, Functional Analysis, at Applied Biosystems, which merged with Invitrogen Corporation in November 2008 to form Life Technologies. Mr. Dansky has more than twenty-five (25) years of leadership experience in marketing, product development and sales and general management from a variety of life science companies, including Affymetrix, PerSeptive BioSystems and Millipore. Prior to joining Applied Biosystems in 2004, Mr. Dansky was Vice President of Marketing for Arcturus Bioscience, where he led commercial strategy for the life science research and clinical diagnostics businesses. Mr. Dansky holds an M.B.A. from Boston College and a M.S. and B.S. in Chemical Engineering from Tufts University.

Paul D. Grossman, Ph.D. (age 50) serves as Senior Vice President of Strategy and Corporate Development of Life Technologies. From May 2007 to November 2008, Dr. Grossman served as Senior Vice President of Strategy and Corporate Development of Invitrogen Corporation, which merged with Applied Biosystems in November 2008 to form Life Technologies. Prior to joining Invitrogen Corporation, Dr. Grossman held a variety of leadership roles during his more than twenty (20) years at Applied Biosystems. At Applied Biosystems, Dr. Grossman worked as a research scientist, patent attorney and as Vice President of Intellectual Property and Chief Group Counsel. Most recently, Dr. Grossman served as Vice President of Strategy and Business Development. Dr. Grossman received B.S. and Ph.D. degrees in Chemical Engineering from the University of California at Berkeley, a M.S. in Chemical

Engineering from the University of Virginia, and a J.D. from Santa Clara University School of Law. Dr. Grossman has authored numerous scientific publications and holds more than seventy (70) United States and foreign patents.

David F. Hoffmeister (age 56) serves as Chief Financial Officer of Life Technologies. From October 2004 to November 2008, Mr. Hoffmeister served as Chief Financial Officer and Senior Vice President of Invitrogen Corporation, which merged with Applied Biosystems in November 2008 to form Life Technologies. Prior to joining Invitrogen Corporation, Mr. Hoffmeister held various positions over the course of twenty (20) years with McKinsey & Company, most recently as a senior partner serving clients in the healthcare, private equity and specialty chemicals industries. Prior to joining McKinsey & Company, Mr. Hoffmeister held financial positions at GTE and W.R. Grace. Mr. Hoffmeister is a member of the board of Celanese Corporation. Mr. Hoffmeister received his B.S. in Business from the University of Minnesota and an M.B.A. from the University of Chicago.

Peter M. Leddy, Ph.D. (age 47) serves as Senior Vice President of Global Human Resources and Internal Communications of Life Technologies. From July 2005 to November 2008, Dr. Leddy served as Senior Vice President of Global Human Resources of Invitrogen Corporation, which merged with Applied Biosystems in November 2008 to form Life Technologies. Prior to joining Invitrogen Corporation, Dr. Leddy held several senior management positions with Dell Incorporated from 2000 to 2005 and was, most recently, Vice President of Human Resources for the Americas Operations. Prior to joining Dell Incorporated, Dr. Leddy served as the Executive Vice President of Human Resources at Promus Hotel Corporation (Doubletree, Embassy Suites). Dr. Leddy also served in a variety of executive and human resource positions at PepsiCo. Dr. Leddy received his B.A. in Psychology from Creighton University and his M.S. and Ph.D. in Industrial/Organizational Psychology from the Illinois Institute of Technology. Dr. Leddy is a member of the California State University Professional Science Master’s Executive Board of Directors and is a former board member of the Biotechnology Institute.

John L. Miller (age 52) serves as President of Genetic Systems of Life Technologies. From December 2005 to November 2008, Mr. Miller served as Senior Vice President of Biodiscovery of Invitrogen Corporation, which merged with Applied Biosystems in November 2008 to form Life Technologies. Mr. Miller has a strong background in general management, sales and marketing and extensive experience in life science, research and diagnostic markets. Prior to joining Invitrogen Corporation, Mr. Miller was Vice President, General Manager Americas for BD Biosciences in San Diego with responsibility for US, Canada and Latin America. Prior to that, Mr. Miller was Vice President, General Manager for BD Biosciences Research Cell Analysis and BD Pharmingen, a division of BD Biosciences. Additionally, Mr. Miller has held a variety of leadership positions in the sales and service organizations for BD Biosciences and for Leica Inc. Mr. Miller has a B.S. in Engineering from Michigan State University. Mr. Miller is a member of the board of UCSD CONNECT.

Mark O’Donnell (age 54) serves as Senior Vice President of Global Operations of Life Technologies. From September 2007 to November 2008, Mr. O’Donnell served as leader of the Global Services Division of Applied Biosystems, which merged with Invitrogen Corporation in November 2008 to form Life Technologies. Mr. O’Donnell has more than twenty-five (25) years of operational experience in supply chain, manufacturing and service. Mr. O’Donnell joined Applied Biosystems in 1981 with Perkin-Elmer Corporation. In 2001, Mr. O’Donnell became Vice President, Global Supply Chain of Applied Biosystems, managing the forecasting, planning, procurement, engineering, transportation, and warehousing of raw materials and products. In 2007, Mr. O’Donnell was promoted to President of Global Service and Supply Chain of Applied Biosystems with added responsibilities for service, customer support and business systems groups. Mr. O’Donnell holds a B.A. in Liberal Arts from the University of Connecticut at Storrs, and an M.B.A. from the University of New Haven, Connecticut.

Kelli A. Richard (age 42) serves as Vice President of Finance and Chief Accounting Officer of Life Technologies. Ms. Richard served as Vice President of Finance and Chief Accounting Officer of Invitrogen Corporation prior to the merger with Applied Biosystems in November of 2008, which formed Life Technologies. Ms. Richard joined Invitrogen Corporation in August 2005 with more than fourteen (14) years of accounting and financial reporting experience, previously serving as Vice President of Accounting and Reporting. Prior to joining Invitrogen Corporation, Ms. Richard held the position of Principal Accounting Officer at Gateway, Inc. Ms. Richard is a certified public accountant with a Bachelor of Business Administration degree from the University of Iowa.

Mark P. Stevenson (age 48) serves as President and Chief Operating Officer of Life Technologies. From December 2007 to November 2008, Mr. Stevenson served as President and Chief Operating Officer of Applied Biosystems,

which merged with Invitrogen Corporation in November 2008 to form Life Technologies. Mr. Stevenson joined Applied Biosystems in Europe in 1998, and held roles of increasing responsibility in Europe and Japan. Mr. Stevenson moved to the United States in 2004 to establish the Applied Markets Division of Applied Biosystems and, in 2006, was named President of the Molecular and Cellular Biology Division of Applied Biosystems. Mr. Stevenson has more than twenty (20) years of sales, marketing, and international executive management experience and received his B.S. in Chemistry from the University of Reading, UK, and an M.B.A. from Henley Management School, UK. Mr. Stevenson serves on the Board of Trustees of the Keck Graduate Institute.

ITEM 1A.	Risk Factors

You should carefully consider the following risks, together with other matters described in this Annual Report on Form 10-K or incorporated herein by reference in evaluating our business and prospects. If any of the following risks occurs, our business, financial condition and/or operating results could be harmed. In such case, the trading price of our securities could decline, in some cases significantly. The risks described below are not the only ones we face. Additional risks not presently known to us, or that we currently deem immaterial, may also impair our business operations. Certain statements in this Form 10-K (including certain of the following factors) constitute forward-looking statements. Please refer to the section entitled “Forward-Looking Statements” on page one of this Form 10-K for important limitations on these forward-looking statements.

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

These facts require us to make appropriate investments in the development and identification of new technologies and products and services. As a result, the Company is continually looking to develop, license and acquire new technologies and products and services to further broaden and deepen our already broad product and service line. Once the Company has developed or obtained a new technology, to the extent that we fail to introduce new and innovative products and services that are accepted by our markets, we may not obtain an adequate return on our research and development, licensing and acquisition investments and could lose revenue opportunities to our competitors, which would be difficult to regain and could seriously damage our business. Some of the factors affecting customer acceptance of our products and services include:

•	availability, quality and price as compared to competitive products and services;
•	the functionality of new and existing products and services, and their conformity to industry standards and regulatory standards that may be applicable to our customers;
•	the timing of introduction of our products and services as compared to competitive products and services;
•	scientists’, clinicians’ and customers’ opinions of the product’s or services’ utility and our ability to incorporate their feedback into future products and services;
•	the extent to which new products and services are within the scope of our proven expertise;
•	citation of the products and services in published research; and
•	general trends in life sciences research and life science informatics software development.

The Company’s future growth depends in part on our ability to acquire new products, services, and technologies through additional acquisitions, which may absorb significant resources and may not be successful

As part of the Company’s strategy to develop and identify new products, services, and technologies, we have made, and continue to make, acquisitions and investments. In October 2010, the Company acquired Ion Torrent, which is developing a technology that performs DNA sequencing through the use of semiconductor technology. Acquiring and integrating the operations of all acquired businesses requires significant efforts, the initial outlay of capital and resources as well as the coordination of information technologies, research and development, sales and marketing, operations, manufacturing and finance. These efforts result in additional expenses and divert management’s time from other projects. Our failure to manage successfully the growth of the acquired company could also have an adverse impact on our business. In addition, there is no guarantee that some of the businesses we acquire will become profitable or remain so. If our acquisitions do not reach our initial expectations, we may record unexpected impairment charges. Our acquisitions involve a number of risks and financial, managerial and operational challenges, including the following, any of which could cause significant operating inefficiencies and adversely affect our growth and profitability:

•	any acquired business, technology, service or product could under-perform relative to our expectations and the price that the Company paid for it;
•	the Company could experience difficulty in integrating personnel, operations and financial and other systems;
•	the Company could have difficulty in retaining key managers and other employees of the acquired company;
•	acquisition-related earnings charges could adversely impact operating results;
•	acquisitions could place unanticipated demands on the Company’s management, operational resources and financial and internal control systems;
•	we may be unable to achieve cost savings anticipated in connection with the integration of an acquired business;
•	in an acquisition, the Company may assume contingent liabilities that prove greater than anticipated, or deficiencies in internal controls, and the realization of any of these liabilities or deficiencies may increase our expenses and adversely affect our financial position; and
•	we may have disagreements or disputes with the prior owners of an acquired business, technology, service or product that may result in litigation and/or resolution expenses and a distraction of our management’s attention.

The Company may not successfully manage its current and future divestitures, and, as a result, may not achieve some or all of the expected benefits of such divestitures

We continually evaluate the performance and strategic fit of our businesses and may decide to sell a business, product line or technology based on such an evaluation. Divestitures could involve additional risks, including the following:

•	difficulties in the separation of operations, services, products and personnel;
•	the diversion of management’s attention from other business concerns;
•	the need to agree to retain or assume certain current or future liabilities in order to complete the divestiture;
•	the disruption of our business; and
•	the potential loss of key employees.

Any divestitures may result in significant write-offs, including those related to goodwill and other intangible assets, which could have an adverse effect on our results of operations and financial condition. In addition, we may encounter difficulty in finding buyers or alternative exit strategies at acceptable prices and terms and in a timely manner. We may not be successful in managing these or any other significant risks that we encounter in divesting a business or product line, and, as a result, may not achieve the expected benefits of the divestiture.

The Company faces significant competition

The markets for our products and services are very competitive and price sensitive. Our competitors, which could include some of our customers (such as large pharmaceutical companies) have significant financial, operational, sales and marketing resources, and experience in research and development. Our competitors could develop new technologies that compete with our products and services or even render our products and services obsolete. If a competitor develops superior technology or cost-effective alternatives to our products and services, our business could be seriously harmed.

The markets for some of our products are also subject to specific competitive risks. These markets are highly price competitive. Our competitors have competed in the past by lowering prices on certain products. If they do so again, we may be forced to respond by lowering our prices and thereby reduce our revenues and profits. Failure to anticipate and respond to price competition may hurt our competitive position.

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

Consolidation trends in both our market and that of our customers have increased competition

There has been a trend toward industry consolidation in our markets for the past several years. We expect this trend toward industry consolidation to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. We believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in our operating results and could harm our business.

Additionally, there has been a trend toward consolidation among our customers, notably, in the pharmaceutical industry. Consolidation in our customer markets results in increased competition for important market segments and fewer available accounts. Larger consolidated customers may be able to exert increased pricing pressure on us.

Adverse conditions in the global economy and disruption of financial markets may significantly harm our revenue, profitability and results of operations

The global economy has experienced a significant economic downturn. Continued or worsening economic conditions in the businesses or geographic areas in which we sell our products and/or services could reduce demand for our products and/or services and result in a decrease in sales volume that could have a negative impact on our results of operations. Global credit and capital markets have experienced unprecedented volatility and disruption. Business credit and liquidity have tightened in much of the world. Volatility and disruption of financial markets could limit our customers’ ability to obtain adequate financing or credit to purchase and pay for our products and/or services in a timely manner, or to maintain operations, which may result in a decrease in sales volume that could harm our results of operations. General concerns about the fundamental soundness of domestic and international economies may also cause our customers to reduce their purchases. Changes in governmental banking, monetary and fiscal policies to address liquidity and increase credit availability may not be effective. Significant government investment and allocation of resources to assist the economic recovery of sectors that do not include our customers may reduce the resources available for government grants and related funding for life sciences research and development. Economic conditions and market turbulence may also impact our suppliers’ ability to supply us with sufficient quantities of product components in a timely manner, which could impair our ability to manufacture our products. It is difficult to determine the extent of the economic and financial market problems and the many ways in which they may affect our suppliers, customers and our business in general. Continuation or further deterioration of these financial and macroeconomic conditions could significantly harm our sales, profitability and results of operations.

We may need additional financing in the future to meet our capital needs or to make opportunistic acquisitions and such financing may not be available on favorable terms, if at all, and may be dilutive to existing stockholders.

We intend to continue to invest in our business, including investing in research and development activities, expanding our sales and marketing activities, and continuing to make acquisitions. Our ability to take these and other actions may be limited by our available liquidity. As a consequence, in the future, we may need to seek additional financing. We may be unable to obtain any desired additional financing on terms favorable to us, if at all. If we are unable to obtain any needed adequate funds for such matters on acceptable terms, we may be unable to fund our expansion, successfully develop or enhance products or respond to competitive pressures, any of which could negatively affect our business. If we raise additional funds through the issuance of equity securities, our stockholders will experience dilution of their ownership interest. If we raise additional funds by issuing debt, we may be subject to limitations on our operations due to restrictive covenants.

Additionally, our ability to make scheduled payments or refinance our obligations will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and financial, business and other factors beyond our control. Recent disruptions in the financial markets, including the bankruptcy or restructuring of a number of financial institutions and reduced lending activity, may adversely affect the availability, terms and cost of credit in the future. We cannot be sure that recent government initiatives in response to the disruptions in the financial markets will stabilize the markets in general or increase liquidity and the availability of credit to us.

A significant portion of our sales are dependent upon our customers’ capital spending policies and research and development budgets, and government funding of research and development programs at universities and other organizations, which are each subject to significant and unexpected decreases

Our customers include pharmaceutical and biotechnology companies, academic institutions, government laboratories, and private foundations. Fluctuations in the research and development budgets at these organizations could have a significant effect on the demand for our products and services. Research and development budgets fluctuate due to changes in available resources, mergers of pharmaceutical and biotechnology companies, spending priorities, general economic conditions, and institutional and governmental budgetary policies. In addition, a significant portion of our instrument product sales are capital purchases by our customers, and these policies fluctuate due to similar factors. Our business could be seriously damaged by any significant decrease in capital equipment purchases or life sciences research and development expenditures by pharmaceutical and biotechnology companies, academic institutions, government laboratories, or private foundations.

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

Some of our customers are requiring us to change our sales arrangements to lower their costs, which may limit our pricing flexibility and harm our business

Some of our customers have developed purchasing initiatives to reduce the number of vendors from which they purchase to lower their supply costs. In some cases, these accounts have established agreements with large distributors, which include discounts and the distributors’ direct involvement with the purchasing process. These activities may force us to supply the large distributors with our products at a discount to reach those customers. For similar reasons, many larger customers, including the United States government, have requested and may in the future request, special pricing arrangements, including blanket purchase agreements. These agreements may limit our pricing flexibility, which could harm our business, financial condition, and results of operations. For a limited number of customers, we have, at the customer’s request, made sales through third-party online intermediaries, to whom we are required to pay commissions. If such intermediary sales grow, it could have a negative impact on our gross margins.

Risks Related to the Development and Manufacturing of Our Products

Our business depends on our ability to license new technologies from others

The Company believes our ability to in-license new technologies from third-parties is, and will continue to be, critical to our ability to offer new products and therefore grow our business. A significant portion of our current revenues is from products manufactured or sold under licenses from third parties. Our ability to gain access to technologies that we need for new products and services depends — in part — on our ability to convince inventors and their agents or assignees that we can successfully commercialize their inventions. We cannot guarantee that we will be able to continue to identify new technologies of interest to our customers, which are developed by others. Even if we are able to identify new technologies of interest, we may not be able to negotiate a license on acceptable terms, or at all.

The Company must be able to manufacture new and improved products to meet customer demand on a timely and cost-effective basis

The Company must be able to resolve in a timely and cost-effective manner manufacturing issues that may arise from time to time as we commence production of our complex products. In addition, as we develop new technologies and products, we will need to continue to successfully implement new manufacturing technologies and methods. Unanticipated difficulties or delays in manufacturing improved or new products in sufficient quantities to meet customer demand could diminish future demand for our products increase our manufacturing and product costs and harm our business.

Our business could be harmed if we lose rights to technologies that we have licensed from others

Several of our licenses, such as licenses for biological materials, have finite terms. We may not be able to renew these existing licenses on favorable terms, or at all. Licenses for biological materials such as antibodies are of growing significance to our product and service offerings. If we lose the rights to a biological material or a patented technology, we may need to stop selling these products and/or services and possibly other products and services, redesign our products, and/or lose a competitive advantage. While some of our licenses are exclusive to us in certain markets, potential competitors could also in-license technologies that we fail to license exclusively and potentially erode our competitive position for these and other products and services. Our licenses also typically subject us to various economic and commercialization obligations. If we fail to comply with these obligations, we could lose important rights under a license, such as exclusivity. In some cases, we could lose all rights under a license. Loss of such rights could, in some cases, harm our business.

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

Violation of government regulations or quality programs could harm demand for our products or services, and the evolving nature of government regulations could have an adverse impact on our business

Some of our products and tests are regulated by the FDA and comparable agencies in other countries. As applicable, we must comply with medical device and other FDA-related and comparable agency laws and regulations. Failure to comply with these laws and regulations can lead to sanctions by these agencies, including warning letters, product recalls, product seizures, consent decrees and civil and criminal sanctions. In addition, failure to comply with laws and regulations, could lead to disqualification of test data submitted in product applications. If the FDA were to take such actions, the FDA’s sanctions would be available to the public. Such publicity could harm our ability to sell these regulated products globally. In addition, we may not be able to obtain regulatory clearance or approval for our products in the United States and/or may incur significant costs in obtaining or maintaining such regulatory clearances or approvals in the United States. Additionally, any changes in FDA laws, regulations, and interpretations could adversely affect us and our customers, have an adverse impact on revenues, and result in government sanctions.

Medical device laws and regulations are also in effect in many countries, ranging from comprehensive device approval requirements to requests for product data or certifications. The number and scope of these requirements is increasing. We may not be able to obtain regulatory approvals in such countries and/or may incur significant costs in obtaining or maintaining our foreign regulatory approvals. In addition, our exports of certain of our products which have not yet been cleared or approved for United States commercial distribution may be subject to FDA or other export restrictions.

Additionally, some of our customers use our products in the manufacturing or testing processes for their drug and medical device products, and such end-products or services may be regulated by the FDA under Quality System Regulations or CMS under CLIA’88 regulations. The customer is ultimately responsible for QSR, CLIA’88 and other compliance requirements for their products; however, we may agree to comply with certain requirements, and, if we fail to do so, we could lose sales and customers and be exposed to product liability claims.

ISO 13485 is an internationally-recognized, voluntary quality management system standard that may be used in the design, development, production, and installation and servicing of medical devices similar to the QSR requirements. Our facilities in Benicia and Pleasanton, California; Frederick, Maryland; Grand Island, New York; Brown Deer, Wisconsin; Warrington, United Kingdom; Paisley, Scotland; Oslo, Norway; and Singapore are each certified for compliance with ISO 13485. Failure to comply with this standard can lead to observations of non-compliance or even suspension of ISO certification or CE mark certificates by the registrar. If we were to lose ISO certification or CE mark certificates, some customers might purchase products from other suppliers as a result.

If the Company violates a government-mandated or voluntary quality program, we may incur additional expense to come back into compliance with the government mandated or voluntary standards. That expense may be material and we may not have anticipated that expense in our financial forecasts. Our financial results could suffer as a result of such increased expenses.

Political, economic and regulatory influences are subjecting the life sciences industry to significant changes. We cannot predict with certainty which initiatives affecting the life sciences industry, if any, will be implemented at the state or federal level, or what affect any future legislation, regulation or governmental policy may have on the Company or our customers’ purchasing decisions regarding our products and services. However, the implementation of new legislation, regulation and policies may adversely affect our business.

Products that are intended for the diagnosis or treatment of disease are subject to government regulation. Our DNA sequencing products are currently intended for research or investigational uses. Research uses are not subject to FDA 510(k) clearance or premarket approval or other regulatory requirements. Investigational uses are not subject to FDA 510(k) clearance or premarket approval or most regulatory requirements, but are subject to limited regulatory controls for entities conducting investigational studies.

As we continue to adapt parts of our product line to the field of Molecular Medicine, including the diagnosis of disease, certain of our products are likely to become subject to more regulation by the FDA or comparable agencies of other countries, including requirements for regulatory clearance or approval of such products before they can be marketed. Such regulatory clearance or approval processes may be expensive, time-consuming, and uncertain, and any failure by us to obtain, or continue to comply with requirements relating to, such clearances and approvals could adversely affect our business, financial condition, or operating results. In addition, changes to the current regulatory framework, including the imposition of new regulations and policy changes, could arise at any time and may negatively affect our ability to obtain or maintain FDA or comparable regulatory clearance or approval of our products, if required.

The Company relies on other companies to manufacture some of our products and supply certain components of the products we manufacture on our own which may hinder our ability to satisfy customer demand

Although the Company has contracts with most of its manufacturers and suppliers, their operations could be disrupted. These disruptions could be caused by conditions unrelated to our business or operations, including a global economic downturn. Although we have our own manufacturing facilities, it could take considerable time and resources for us replace the capacity of such vendors. In addition, for reasons of quality assurance and/or cost effectiveness, we purchase certain components and raw materials from sole suppliers. We may not be able to establish additional or replacement sources for certain components of materials. Accordingly, if these other manufacturers or suppliers are unable or fail to fulfill their obligations to us, we might not be able to satisfy customer demand in a timely manner, and our business could be harmed.

Risks Related to Our Operations

Loss of key personnel may adversely affect our business

Our products and services are highly technical in nature. In general, only highly qualified and trained scientists have the necessary skills to develop and market our products and provide our services. In addition, some of our manufacturing positions are highly technical as well. We face intense competition for these professionals from our competitors, customers, marketing partners, and other companies throughout our industry. As is customary in the United States, we do not generally enter into employment agreements requiring these employees to continue in our employment for any period of time. Any failure on our part to hire, train, and retain a sufficient number of qualified employees could seriously damage our business. Additionally, integration of acquired companies and businesses can be disruptive and may lead to the departure of key employees. Further, we use stock options, restricted stock, and restricted stock units/awards to provide incentives to these individuals to remain with us and to build their long-term stockholder value to align their interests with those of the Company. If our stock price decreases, this reduces the value of these equity awards and therefore a key employee’s incentive to stay. If we were to lose a sufficient number of our key employees and were unable to replace them, these losses could seriously damage our business.

We have substantial indebtedness, which could adversely affect our cash flows, business and financial condition

As of December 31, 2010, the carrying value of our outstanding indebtedness was approximately $3,075.4 million. As of December 31, 2010, we also had availability of $486.1 million (net of standby letters of credit of $13.9 million) under our revolving credit facility.

Our substantial level of debt could, among other things:

•	require us to dedicate a substantial portion of our cash flow from operations to the servicing and repayment of our debt, thereby reducing funds available for working capital, capital expenditures, acquisitions and other purposes;
•	increase our vulnerability to, and limit our flexibility in planning for, adverse economic and industry conditions;
•	adversely affect our credit rating, with the result that the cost of new indebtedness might increase;

•	limit our ability to obtain additional financing to fund future working capital, capital expenditures, additional acquisitions and other general corporate requirements;
•	create competitive disadvantages compared to other companies with less indebtedness;
•	adversely affect our stock price;
•	limit our ability to apply proceeds from an offering, debt incurrence or asset sale to purposes other than the servicing and repayment of our debt; and
•	limit our ability to pay dividends and repurchase stock.

Our credit facility contains restrictions that limit our flexibility in operating our business

Our credit facility may contain various covenants that limit our ability to engage in specified types of transactions. These covenants may limit our and our subsidiaries’ ability to, among other things:

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

In addition, under our credit facility, we are required to satisfy and maintain specified financial ratios and other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot be assured that we will meet those ratios and tests. A breach of any of these covenants could result in a default under our credit facility. Upon the occurrence of an event of default under our credit facility, our lenders could elect to declare all amounts outstanding under our credit facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under our credit facility could proceed to collect against all United States subsidiaries, as guarantors of the facility.

The Company could incur more indebtedness, which may increase the risks associated with our substantial leverage, including our ability to service our indebtedness and pay dividends on our common stock

The indentures governing our convertible senior notes, senior unsecured notes and our credit facility permit us, under some circumstances, to incur certain amounts of additional indebtedness. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt and pay dividends on our common stock, would increase. This, in turn, could negatively affect the market price of our common stock.

The Company could lose the tax deduction for interest expense associated with our convertible senior notes due in 2024 and the convertible senior notes due in 2025

The Company could lose some or all of the tax deduction for interest expense associated with our convertible senior notes due in 2024 and the convertible senior notes due in 2025 if, under certain circumstances, such notes are not subject to the special Treasury Regulations governing contingent payment debt instruments or the exchange of these notes were deemed to be a taxable exchange. We also could lose the tax deduction for interest expense associated with the foregoing notes if we were to invest in non-taxable investments.

Our federal, state and local income tax returns may, from time to time, be selected for audit by the taxing authorities or affected by a change in interpretation of legislation, either of which may result in tax assessments, penalties, or other results

The Company is subject to federal, state and local taxes in the United States and abroad. Significant judgment is required in determining the provision for taxes. Although we believe our tax estimates are reasonable, if the IRS or other taxing authority disagrees with the positions taken by the Company on its tax returns, we could incur additional tax liabilities, plus related interest and penalties. If potential assessments differ significantly from previously recorded reserves, payment of such additional amounts upon final adjudication of any disputes could have a material impact on our results of operations and financial position.

In addition, United States’ federal, state and local, as well as international, tax laws and regulations are extremely complex and subject to varying interpretations, and a change in interpretation could have a material impact on our results of operations and financial position.

Tax legislation initiatives could adversely affect our results of operations and financial condition

We are a large multinational corporation subject to the tax laws and regulations of the United States federal, state and local governments, and of many international jurisdictions. From time to time, new tax legislation may be proposed, which could adversely affect our current or future tax filings and/or negatively impact our effective tax rate and increase future tax payments.

The Company’s business, particularly the development and marketing of information-based products and services, depends on the continuous, effective, reliable, and secure operation of our computer hardware, software, and Internet applications and related tools and functions

The Company’s business requires manipulating and analyzing large amounts of data, and communicating the results of the analysis to our internal research personnel and to our customers via the Internet. In addition, we rely on a global enterprise software system to operate and manage our business. Our business therefore depends on the continuous, effective, reliable, and secure operation of our computer hardware, software, networks, Internet servers, and related infrastructure. To the extent that our hardware or software malfunctions or access to our data by internal research personnel or customers through the Internet is interrupted, our business could suffer.

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

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses

The Company’s worldwide operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our revenue and financial condition and increase our costs and expenses. Our corporate headquarters, and a portion of our principal research and development, manufacturing and administrative facilities, are located in California, and other critical business operations and some of our suppliers are located in California and Asia, near major earthquake faults and fire zones. The ultimate impact of being located near major earthquake faults, fire zones and being consolidated in certain geographical areas on us, our significant suppliers and our general infrastructure is unknown, but our revenue, profitability and financial condition could suffer in the event of a major earthquake, fire or other natural disaster.

Risks Related to Our International Operations

We are subject to risks associated with doing business outside of the United States

The Company’s products are currently marketed in approximately 160 countries throughout the world. Our international revenues, which include revenues from our foreign subsidiaries and export sales from the United States, represented 60% of our product revenues in 2010, 61% of our product revenues in 2009 and

56% of our product revenues in 2008. We expect that international revenues will continue to account for a significant percentage of our revenues for the foreseeable future. There are a number of risks arising from our international business, including those related to:

•	foreign currency exchange rate fluctuations, potentially reducing the United States dollars we receive for sales denominated in foreign currency;
•	the possibility that unfriendly nations or groups could boycott our products;
•	general economic and political conditions in the markets in which we operate;
•	potential increased costs associated with overlapping tax structures, including the tax costs associated with repatriating cash;
•	possible failure to comply with anti-bribery laws such as the United States Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions;
•	potential trade restrictions and exchange controls;
•	more limited protection for intellectual property rights in some countries;
•	difficulties and costs associated with staffing and managing foreign operations;
•	unexpected changes in regulatory requirements;
•	the difficulties of compliance with a wide variety of foreign laws and regulations;
•	longer accounts receivable cycles in certain foreign countries, whether due to cultural differences, exchange rate fluctuation or other factors;
•	import and export licensing requirements; and
•	changes to our distribution networks.

A significant portion of the Company’s revenues are received in currencies other than the United States dollar, which is our reporting currency. Most of our costs, however, are incurred in United States dollars. While we have at times attempted to hedge our net cash flows in currencies other than the United States dollar, our hedging program relies in part on forecasts of these cash flows. As a result, we cannot guarantee this program will adequately protect our cash flows from the full risks and effects of exchange rate fluctuations. We also continually evaluate the costs and benefits of our hedging program and cannot guarantee that we will continue to conduct hedging activities. As a result, fluctuations in exchange rates for the currencies in which we do business have caused, and will continue to cause, fluctuations in the United States dollar value of our financial results. We cannot predict the effects of currency exchange rate fluctuations upon our future financial results because of the number of currencies involved, the variability of currency exposures and the volatility of currency exchange rates.

Risks Related to Our Intellectual Property

The Company may not be able to effectively and efficiently protect and enforce our proprietary technology

The Company’s success depends to a significant degree upon our ability to develop proprietary products and technologies. When we develop such technologies, we routinely seek patent protection in the United States and abroad to the extent permitted by law. However, the intellectual property rights of biotechnology companies, including us, involve complex factual, scientific, and legal questions. We cannot assure that patents will be granted on any of our patent applications or that the scope of any of our issued patents will be sufficiently broad to offer meaningful protection. Even if we receive a patent that we believe is valid for a particular technology, we may not be able to realize the expected value to us from that technology due to several factors, including, without limitation, the following:

•	Although we have licensing programs to provide industry access to some of our patent rights, some other companies have in the past refused to participate in these licensing programs and some companies may refuse to participate in them in the future. In addition, our licenses typically provide our customers with access for limited use of our technology, such as for certain fields of use or to provide certain kinds of products and services. The validity of the restrictions contained in these licenses could be contested, and we cannot provide assurances that we would either be aware of an unauthorized use or be able to enforce the restrictions in a cost-effective manner;
•	Legal actions to enforce patent rights can be expensive and may involve the diversion of significant management time. Our enforcement actions may not be successful, and furthermore they could give risk to legal claims against us and could result in the invalidation of some of our intellectual property rights or legal determinations that they are not enforceable;

•	The Company only seeks to have patents issued in selected countries. Third-parties can make, use and sell products covered by our patents in any country in which we do not seek patent protection, unless such activity is covered by our other intellectual property;
•	The Company’s issued patents or patents we exclusively license from others could be successfully challenged through legal actions or other proceedings, such as by challenging the validity and scope of a patent with the United States Patent and Trademark Office, or USPTO, foreign patent offices, Federal Courts, or the International Trade Commission. These actions or proceedings could result in amendments to or rejection of certain patent claims; and
•	Judicial decisions in third-party litigation and legislative changes could harm the value of our patents, or could impact our exclusive licenses or the effectiveness of our label licenses associated with our products.

The Company is currently, and could in the future be, subject to lawsuits, arbitrations, investigations, and other legal actions with private parties and governmental entities, particularly involving claims for infringement of patents and other intellectual property rights, and we may need to obtain licenses to intellectual property from others

Our products are based on complex, rapidly developing technologies. These products could be developed without knowledge of previously filed patent applications that mature into patents that cover some aspect of these technologies. In addition, we may seek to protect and commercialize a technology even though we are aware that patents have been applied for and, in some cases, issued to others claiming technologies that are closely related to ours. Because patent litigation is complex and the outcome inherently uncertain, our belief that our products do not infringe valid and enforceable patents owned by others could be successfully challenged. We have from time to time been notified that we may be infringing on the patents and other intellectual property rights of others. In addition, in the course of our business, we may from time to time have access to confidential or proprietary information of others, and they could bring a claim against us asserting that we had misappropriated their technologies, which, though not patented, are protected as trade secrets, and had improperly incorporated those technologies into our products. The outcome of legal actions is inherently uncertain, and we cannot be sure that we will prevail in any of these actions. An adverse determination in some of our current legal actions could harm our business and financial condition.

Due to these factors, litigation regarding patents and other intellectual property rights is extensive in the biotechnology industry, and there remains a constant risk of intellectual property litigation and other legal actions affecting us, which could include antitrust claims. From time to time, we have been made a party to litigation and have been subject to other legal actions regarding intellectual property matters, which have included claims of violations of antitrust laws. Some of these actions, if determined adversely, could harm our business and financial condition. To avoid or settle legal claims, it may be necessary or desirable in the future to obtain licenses relating to one or more products or relating to current or future technologies. We may not be able to obtain these licenses or other rights on commercially reasonable terms, or at all, and there is a risk that we may need to discontinue an important product or product line or alter our products and processes. In some situations, settlement of claims may require an agreement to cease allegedly infringing activities.

The Company is involved in several legal actions that could affect our intellectual property rights and our products and services. The cost of litigation and the amount of management time associated with these cases has been, and is expected to continue to be, significant. These matters might not be resolved favorably. If they are not resolved favorably, we could be enjoined from selling the products or services in question or other, related products or services, and monetary or other damages could be assessed against us. The damages assessed against us could include damages for past infringement, which, in some cases, can be trebled by the court. Such possible outcomes could harm our business or financial condition.

Disclosure of trade secrets could cause harm to our business

The Company attempts to protect our trade secrets by, among other things, entering into confidentiality agreements with third-parties, our employees, and our consultants. However, these agreements can be breached and, if they are, there may not be an adequate remedy available to us. If our trade secrets become publicly known, we may lose our competitive position.

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

Risks Related to Environmental, Product Liability and Litigation Issues

Risks related to handling of hazardous materials and other regulations governing environmental and workplace safety

The Company’s research and development and manufacturing activities involve the use of potentially hazardous materials, including biological materials, chemicals, and various radioactive compounds. In addition, some of our products are hazardous materials or include hazardous materials. Our operations also involve the generation, transportation and storage of waste. These activities are subject to complex and stringent federal, state, local, and foreign environmental, health, safety and other governmental laws, regulations, and permits governing the use, storage, handling, transport, and disposal of hazardous materials and specified waste products, as well as the shipment and labeling of materials and products containing hazardous materials. Public officials and private individuals or organizations may seek to enforce these legal requirements against us. While we believe we are in material compliance with these laws, regulations, and permits, we could discover that we are not in material compliance. Under some laws and regulations, a party can be subject to “strict liability” for damages caused by some hazardous materials, which means that a party can be liable without regard to fault or negligence. Existing laws and regulations may also be revised or reinterpreted, or new laws and regulations may become applicable to us, whether retroactively or prospectively, that may have a negative effect on our business and results of operations. It is therefore impossible to eliminate completely the risk of contamination or injury from the hazardous and other materials that we use in our business and products. If we fail to comply with any of these laws, regulations, or permits, or if we are held strictly liable under any of these laws, regulations, or permits despite our compliance, we could be subject to substantial fines or penalties, payment of remediation costs, loss of permits, embargos, and/or other adverse governmental action, and we could be liable for substantial damages. Any of these events could harm our business and financial condition.

In acquiring Dexter Corporation in 2000, we assumed certain of Dexter Corporation’s environmental liabilities, including clean-up of formerly-owned locations as well as several hazardous waste sites under state and federal environmental laws. We also assumed certain Applied Biosystems environmental liabilities, including clean-up of formerly-owned locations as well as hazardous waste sites under state and federal environmental laws, in connection with our acquisition of Applied Biosystems in 2008. Unexpected results related to the investigation and clean-up of any of these sites could cause our financial exposure in these matters to exceed stated reserves and insurance, requiring us to allocate additional funds and other resources to address our environmental liabilities, which could cause a material adverse effect on our business.

Potential product liability and other litigation claims could cause harm to our business

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

We are involved in a number of legal proceedings. Legal proceedings are inherently unpredictable, and the outcome can result in excessive verdicts and/or injunctive relief that may affect how we operate our business, or we may enter into settlements of claims for monetary damages that exceed our insurance coverage, if any. Future court decisions and legislative activity may increase our exposure to litigation and regulatory investigations. In some cases, substantial non-economic remedies or punitive damages may be sought.

Risks Related to the Market for Our Securities

Operating results and the market price of our stock, convertible senior notes and senior unsecured notes could be volatile

Our operating results and the price of our stock, convertible senior notes and senior unsecured notes have been in the past, and will continue to be, subject to fluctuations as a result of a number of factors, including those listed in this section of this Annual Report and those we have failed to foresee. Our stock price and the price of our convertible senior notes and senior unsecured notes could also be affected by any of the following: inability to meet analysts’ expectations; general fluctuations in the stock market, or fluctuations in the stock prices of companies in our industry or those of our customers; conditions and publicity regarding the genomics, biotechnology, pharmaceutical, or life sciences industries generally, including, for example, comments by securities analysts or public officials regarding such matters. Such volatility has had a significant effect on the market prices of many companies’ securities for reasons unrelated to their operating performance and, in the past, has led to securities class action litigation. Securities litigation against us could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business.

Our stock price may fluctuate

The market price of our common stock may fluctuate due to a number of factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in our operating results;
•	changes in earnings estimated by securities analysts or our ability to meet those estimates;
•	the operating and stock price performance of comparable companies; and
•	domestic and foreign economic conditions.

Certain provisions in our restated certificate of incorporation and sixth amended and restated bylaws, and of Delaware law, may prevent or delay an acquisition of our company, which could decrease the trading price of our common stock

Our restated certificate of incorporation, our sixth amended and restated bylaws and Delaware law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the raider and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include, among others:

•	the inability of our stockholders to call a special meeting;
•	rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;
•	the right of our board to issue preferred stock without stockholder approval;

•	a provision that stockholders may only remove directors with cause prior to the expiration of the applicable director’s term; and
•	the ability of our directors, and not stockholders, to fill vacancies on our board of directors.

Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock.

We believe these provisions will protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal. These provisions are not intended to make our company immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our board of directors determines is not in the best interests of our company and our stockholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

We own or lease approximately 4,000,000 square feet of property being used in current operations at the following principal locations within the United States, each of which contains office, manufacturing, storage and/or laboratory facilities:

•	Carlsbad, California (owned (land only) and leased)
•	Frederick, Maryland (owned and leased)
•	Grand Island, New York (owned and leased)
•	Madison, Wisconsin (owned and leased)
•	Brown Deer, Wisconsin (leased)
•	Eugene, Oregon (owned and leased)
•	Camarillo, California (leased)
•	Foster City, California (owned and leased)
•	Pleasanton, California (owned)
•	South San Francisco, California (leased)
•	Benicia, California (leased)
•	Norwalk, Connecticut (leased)
•	Washington, District of Columbia (leased)
•	Bedford, Massachusetts (leased)
•	Beverly, Massachusetts (leased)
•	Framingham, Massachusetts (leased)
•	Woburn, Massachusetts (leased)
•	Durham, North Carolina (leased)
•	Austin, Texas (leased)
•	Grand Prairie, Texas (leased)

In addition, we own or lease approximately 1,500,000 square feet of property at locations outside the United States including these principal locations, each of which also contains office, manufacturing, storage and/or laboratory facilities:

•	Paisley, Scotland (leased)
•	Oslo, Norway (owned (land only) and leased)
•	Auckland, Christchurch and Nelson, New Zealand (owned)
•	Shanghai and Beijing, China (leased)
•	Melbourne and Newcastle, Australia (owned and leased)
•	Darmstadt, Germany (leased)

•	Warrington, United Kingdom (owned and leased)
•	Bleiswijk, Netherlands (leased)
•	Singapore (leased)
•	Tokyo, Japan (leased)
•	Bangalore, India (leased)

In addition to the principal properties listed above, we lease other properties in locations throughout the world, including India, Japan, Taiwan, Hong Kong, Singapore, South Korea, Thailand, Australia, Argentina, Brazil, Mexico, Canada, Israel, Belgium, Denmark, France, Germany, Hungary, Ireland, Italy, the Netherlands, Russia, South Africa, Spain and Sweden. Many of our plants have been constructed, renovated or expanded during the past ten years. We are currently using substantially all of our finished space, with some space available for expansion at some of our locations. We consider the facilities to be in a condition suitable for their current uses. Because of anticipated growth in the business and due to the increasing requirements of customers or regulatory agencies, we may need to acquire additional space or upgrade and enhance existing space during the next five years. We believe that adequate facilities will be available upon the conclusion of our leases.

We also have leases in Branford, Connecticut; Bethesda, Maryland; and San Carlos, California that are subleased or are being offered for sublease. These properties are not used in current operations and therefore are not included in the discussion above.

Most of our products and services are manufactured or provided from our facilities in Austin, Texas; Bedford, Massachusetts; Carlsbad, Foster City and Pleasanton, California; Eugene, Oregon; Frederick, Maryland; Grand Island, New York; Madison, Wisconsin; Auckland, New Zealand; Oslo, Norway; Paisley, Scotland; and Warrington, United Kingdom. We also have manufacturing facilities in Japan, Israel and Singapore.

Additional information regarding our properties is contained in Notes 1 and 6 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 3.	Legal Proceedings

We are subject to potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted. These matters arise in the ordinary course and conduct of our business, and, at times, as a result of our acquisitions and dispositions. They include, for example, commercial, intellectual property, environmental, securities, and employment matters. Some are expected to be covered, at least partly, by insurance. We intend to continue to defend ourselves vigorously in such matters. We regularly assess contingencies to determine the degree of probability and range of possible loss for potential accrual in our financial statements. An estimated loss contingency is accrued in our financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on our assessment, we currently have accrued an immaterial amount in our financial statements for contingent liabilities associated with these legal actions and claims. Litigation is inherently unpredictable, and unfavorable resolutions could occur. As a result, assessing contingencies is highly subjective and requires judgment about future events. The amount of ultimate loss may exceed our current accruals, and it is possible that our cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

ITEM 4.	(Removed and Reserved)

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Stockholder Information

The Company’s common stock trades on The NASDAQ Global Select Market® under the symbol “LIFE.” The table below provides the high and low sales prices of our common stock for the periods indicated, as reported by The NASDAQ Global Select Market.

	High	Low

Year ended December 31, 2010
Fourth quarter	$56.78	$45.19
Third quarter	48.67	41.10
Second quarter	56.19	46.63
First quarter	54.06	46.32
Year ended December 31, 2009
Fourth quarter	$52.70	$45.30
Third quarter	48.46	39.49
Second quarter	41.92	30.50
First quarter	33.33	22.99

On February 23, 2011, the last reported sale price of our common stock was $53.90. As of February 23, 2011, there were approximately 4,445 stockholders of record of our common stock. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders of shares in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies. The calculations of the market value of shares of Life Technologies stock held by non-affiliates as of June 30, 2010, shown on the cover of this report, was made on the assumption that there were no affiliates other than executive officers and directors as of the date of calculation.

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

Securities Purchased Under Life Technologies Stock Repurchase Programs

In December 2010, the Board of Directors of the Company approved a program (the December 2010 program), authorizing management to repurchase up to $500.0 million of common stock. As of December 31, 2010, no shares were repurchased under the December 2010 program.

In July 2010, the Board of Directors of the Company approved a program (the July 2010 program) authorizing management to repurchase up to $520.0 million of common stock over the next two years. During the year ended

December 31, 2010, the Company repurchased 8.4 million shares at a total cost of $436.6 million under the July 2010 program. The cost of repurchased shares is included in treasury stock and reported as a reduction in total equity when a repurchase occurs.

In July 2007, the Board of Directors of the Company approved a program (the July 2007 program) authorizing management to repurchase up to $500.0 million of common stock, of which $265.0 million was not used to repurchase shares. This program expired in July 2010. No shares were repurchased under this program in 2009 and 2010. The cost of repurchased shares were included in treasury stock and reported as a reduction in total equity.

The following table represents stock repurchases under the July 2010 program during the fourth quarter of 2010:

			(c)	(d)
			Total Dollar	Maximum Number
			of Shares	(or Approximate
			(or Units)	Dollar Value) of
	(a)		Purchased as	Shares (or Units)
	Total Number	(b)	Part of Publicly	that May Yet Be
	of Shares	Average Price	Announced	Purchased Under
	(or Units)	Paid per	Plans or	the Plans or
Period	purchased	Share	Programs	Programs

October 1 — October 31	2,710,175	$47.15	$127,780,308	$392,219,692
November 1 — November 30	—	—	—	392,219,692
December 1 — December 31	5,732,043	53.88	308,849,831	83,369,861

Total	8,442,218	$51.72	$436,630,139	$83,369,861

ITEM 6.	Selected Financial Data

The following selected data should be read in conjunction with our financial statements located elsewhere in this Annual Report on Form 10-K and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

FIVE YEAR SELECTED FINANCIAL DATA

(in thousands, except per share data)	2010(1)	2009(1)	2008(1,2)	2007(1)	2006(1)

Revenues	$3,588,094	$3,280,344	$1,620,323	$1,281,747	$1,151,175
Gross profit	2,106,141	1,824,725	940,752	715,887	608,331
Net income from continuing operations	377,858	144,594	4,356	106,238	53,188
Net income (loss) from discontinued operations	—	—	1,358	12,911	(266,808)
Net income (loss)	377,858	144,594	5,714	119,149	(213,620)
Net loss attributable to noncontrolling interests	437	—	—	—	—
Net income (loss) attributable to Life Technologies	378,295	144,594	5,714	119,149	(213,620)
Earnings from continuing operations per common share attributable to Life Technologies:
Basic	$2.06	$0.82	$0.05	$1.13	$0.52
Diluted	$1.99	$0.80	$0.04	$1.10	$0.51
Earnings (loss) from discontinued operations per common share attributable to Life Technologies:
Basic	—	—	$0.01	$0.14	$(2.60)
Diluted	—	—	$0.01	$0.13	$(2.52)
Net income (loss) per share attributable to Life Technologies:
Basic	$2.06	$0.82	$0.06	$1.27	$(2.08)
Diluted	$1.99	$0.80	$0.05	$1.23	$(2.01)
Current assets	$2,046,525	$1,796,164	$1,612,171	$1,090,484	$740,604
Noncurrent assets	7,439,674	7,319,576	7,286,588	2,225,966	2,168,212
Current liabilities (including convertible debt)	1,146,385	1,385,723	1,007,242	234,413	228,086
Noncurrent liabilities (including convertible debt)	3,901,785	3,703,349	4,434,979	1,232,406	1,178,988
Total equity	4,438,029	4,026,668	3,456,538	1,847,125	1,736,146

(1)	During 2010, 2009, 2008, 2007 and 2006 the Company completed acquisitions that were not material and their results of operations have been included in the accompanying consolidated financial statements from their respective dates of acquisition. For more information on our business combinations accounting, see Note 2 of the Notes to Consolidated Financial Statements.

(2)	2008 includes the results of operations of Applied Biosystems, Inc. from November 21, 2008, the date of acquisition, and the one-time purchase accounting charges associated with the merger such as in-process research and development, which affects the comparability of the Selected Financial Data.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The Company is a global life sciences company dedicated to improving the human condition. Our systems, reagents, and services enable scientific researchers to accelerate scientific exploration, driving to discoveries and developments that make life better. Life Technologies customers do their work across the biological spectrum, working to advance genomic medicine, regenerative science, molecular diagnostics, agricultural and environmental research, and 21st century forensics. In 2010, the Company had sales of approximately $3.6 billion, had a workforce of approximately 11,000 people, had a presence in more than 160 countries, and possessed a rapidly-growing intellectual property estate of over 4,000 patents and exclusive licenses.

The Company’s systems and reagents enable, simplify and improve a broad spectrum of biological research of genes, proteins and cells within academic and life science research and commercial applications. Our scientific know-how is making biodiscovery research techniques more effective and efficient to pharmaceutical, biotechnology, agricultural, government and academic researchers with backgrounds in a wide range of scientific disciplines.

The Company offers many different products and services, and is continually developing and/or acquiring others. Some of our specific product categories include the following:

•	Capillary electrophoresis, SOLiDtm, and Ion Torrenttm DNA sequencing systems and reagents, which are used to discover sources of genetic and epigenetic variation, to catalog the DNA structure of organisms de novo, to verify the composition of genetic research material, and to apply these genetic analysis discoveries in markets such as forensic human identification.
•	“High-throughput” gene cloning and expression technology, which allows customers to clone and expression-test genes on an industrial scale.
•	Pre-cast electrophoresis products, which improve the speed, reliability and convenience of separating nucleic acids and proteins.
•	Antibodies, which allow researchers to capture and label proteins, visualize their location through use of Molecular Probes dyes and discern their role in disease.
•	Magnetic beads, which are used in a variety of settings, such as attachment of molecular labels, nucleic acid purification, and organ and bone marrow tissue type testing.
•	Molecular Probes fluorescence-based technologies, which facilitate the labeling of molecules for biological research and drug discovery.
•	Transfection reagents, which are widely used to transfer genetic elements into living cells enabling the study of protein function and gene regulation.
•	PCR and Real Time PCR systems and reagents, which enable researchers to amplify and detect targeted nucleic acids (DNA and RNA molecules) for a host of applications in molecular biology.
•	Cell culture media and reagents used to preserve and grow mammalian cells, which are used in large scale cGMP bio-production facilities to produce large molecule biologic therapies.
•	RNA Interference reagents, which enable scientists to selectively “turn off” genes in biology systems to gain insight into biological pathways.

The Company aligns our products and services into the following three divisions: Molecular Biology Systems (MBS), Genetic Systems (GS) and Cell Systems (CS). The Company also had a joint venture, Mass Spectometry, which the Company divested on January 29, 2010. The MBS division includes the molecular biology based technologies including basic and real-time PCR, RNAi, DNA synthesis, thermo-cycler instrumentation, cloning and protein expression profiling and protein analysis. The CS division includes all product lines used in the study of cell function, including cell culture media and sera, stem cells and related tools, cellular imaging products, antibodies, drug discovery services, and cell therapy related products. The GS division includes sequencing systems and reagents, including capillary electrophoresis, the SOLiDtm system, and Ion Torrenttm sequencing systems, as well as reagent kits developed specifically for applied markets, such as forensics, food safety and pharmaceutical quality monitoring.

The principal arenas for our products include the life sciences research industry and the biopharmaceutical production industry. We divide our principal customer base into three principal categories:

Life science researchers. The life sciences research market consists of laboratories generally associated with universities, medical research centers, government institutions (such as the United States National Institutes of Health, or the NIH), and other research institutions as well as biotechnology, pharmaceutical, diagnostic, energy, agricultural, and chemical companies. Researchers at these institutions are using our products and services in a broad spectrum of scientific activities, such as searching for pharmaceutical or other techniques to combat a wide variety of diseases (namely, cancer and viral and bacterial diseases); researching diagnostics for disease identification or for improving the efficacy of drugs to targeted patient groups; and assisting in vaccine design, bioproduction, and agriculture. Our products and services provide the research tools needed for genomics studies, proteomics studies, gene splicing, cellular analysis, and other key research applications that are required by these life science researchers. In addition, our research tools are important in the development of diagnostics for disease determination as well as identification of patients for more targeted therapy.

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

Users who apply our technologies to enable or improve particular activities. We provide tools that apply our technology to enable or improve activities in particular markets, which we refer to as applied markets. The current focus of our products for these industries is in the areas of: forensic analysis, which is used to identify individuals based on their DNA; quality and safety testing, such as testing required to measure food, beverage, or environmental quality, and pharmaceutical manufacturing quality and safety; and biosecurity, which refers to products needed in response to the threat of biological terrorism and other malicious, accidental, and natural biological dangers. The Applied Biosystems branded forensic testing and human identification products and services are innovative and market-leading tools that have been widely accepted by investigators and laboratories in connection with criminal investigations, the exoneration of individuals wrongly accused or convicted of crimes, identifying victims of disasters, and paternity testing.

Our Strategy

Our objective is to provide essential life science technologies for basic research, drug discovery, and development of diagnostic and commercial applications.

Our strategies to achieve this objective include:

➢  New Product Innovation and Development

➢	Developing innovative new products. We place a great emphasis on internally developing new technologies for life sciences research. Additionally, we are looking to utilize the broad range of our technologies to create unique customer application-based solutions. A significant portion of our growth and current revenue base has been created by the application of technology to accelerate our customer’s research process, and to various standardized testing environments such as human identification.

➢	In-licensing technologies. We actively and selectively in-license new technologies which we modify to create high value kits, many of which address bottlenecks in the research or drug discovery laboratories. We have a dedicated group of individuals that focus on in-licensing technologies from academic and government institutions, as well as biotechnology and pharmaceutical companies.

➢	Acquisitions. We actively and selectively seek to acquire and integrate companies with complementary products and technologies, trusted brand names, strong market positions and strong intellectual property positions. We have made numerous acquisitions since becoming a public company in 1999. On October 1,

2010, the Company acquired Ion Torrent, a business that has developed a new method for DNA sequencing through the use of semiconductor technology, resulting in a sequencing system that is simpler, faster, less expensive and more scalable than other sequencing technologies.

➢	Divestitures. In January 2010, the Company completed the sale of its 50% ownership stake in the Applied Biosystems/MDS Analytical Technologies Instruments joint venture and selected assets and liabilities directly attributable to the joint venture to Danaher Corporation for $428.1 million in cash, excluding tax obligations and related transaction costs. The company recorded a gain of $37.3 million in 2010 related to the divestiture. The transaction allows the Company to focus on its core competencies for biological solutions in life science research, genomic medicine, molecular diagnostics and applied markets. The Company acquired the joint venture as a part of the merger with AB in November 2008.

➢  Utilize Existing Sales, Distribution and Manufacturing Infrastructure

➢	Multi-national sales footprint. We have developed a broad sales and distribution network with a sales presence in more than 160 countries. Our sales force is highly trained, with many of our sales people possessing degrees in molecular biology, biochemistry or related fields. We believe our sales force has a proven track record in successfully marketing our products across the globe and we expect to leverage this capacity to increase sales of our existing, newly developed and acquired products. In addition, to drive additional efficiency for the Company and its customers, Life Technologies has a significant and growing e-commerce platform.

➢	High degree of customer satisfaction. Our sales, marketing, customer service and technical support staff provide our customers exceptional service and have been highly rated in customer satisfaction surveys. We use this strength to attract new customers and maintain existing customers.

➢	Rapid product delivery. We have the ability to ship typical consumable orders on a same-day or next-day basis. We use this ability to provide convenient service to our customers and to generate additional product revenues.

➢  Invest in High Growth Industries

We will focus our investments and resources in segments that provide high growth opportunities, particularly in four areas:

➢	Next Generation DNA Sequencing. Our Ion Torrenttm and SOLiDtm technology systems represent the latest innovations in next generation sequencing, a method of sequencing the genome at high throughput and relatively low cost. We will continue to invest in cutting-edge technology, customer collaborations, and sales force expertise to remain a leader in this important area of research. We will also continue to invest in future sequencing technologies that will allow for more rapid and lower cost sequencing. Robust sequencing capabilities are critical to the advancement of genomic medicine, as the treatment of disease shifts to therapies that are specific to an individual’s unique genetic makeup.

➢	Emerging Geographies. We continue to focus and invest in high-growth geographic segments such as China, India and Brazil, with direct sales and marketing personnel, as well as manufacturing and distribution facilities. We will further optimize our presence in these areas by enhancing relationships with key government and academic institutions and local companies.

➢	Regenerative Medicine. We are the premier provider of biological products and services for advancing the field of regenerative medicine. We will continue to invest in supplementing our comprehensive suite of product offerings, including animal origin free reagents for stem cell research, and unique primary and stem cells for drug discovery screening. Today, our products enable cutting-edge tissue-engineered transplants and research into innovative cell therapy efforts. With the most comprehensive suite of products and services for advancing stem cell research and cell therapy, we partner with our customers to push the boundaries of regenerative science and medicine.

➢	Applied Markets. We will leverage the growing trend of applying biology based approaches to segments beyond basic life science research. We have a strong presence in these arenas and we will continue to invest time and resources to further add to our product portfolio and customer contacts in many applied markets, including, but not limited to, forensics, food safety and animal health testing, agbio, animal health, and human diagnostics.

The Company anticipates that our results of operations may fluctuate on a quarterly and annual basis and potentially will be difficult to predict. The timing and degree of fluctuation will depend upon several factors, including those discussed under our “Risk Factors.”

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2010 and 2009

(in millions)	2010	2009	$ Increase	% Increase

Molecular Biology Systems revenues	$1,725.8	$1,633.3	$92.5	6%
Cell Systems revenues	903.7	802.9	100.8	13%
Genetic Systems revenues	946.1	856.2	89.9	10%
Corporate and other revenues	12.5	(12.1)	24.6	NM

Total revenues	$3,588.1	$3,280.3	$307.8	9%

Total gross margin	$2,106.1	$1,824.7	$281.4	15%
Total gross margin %	59%	56%

Revenues

The Company’s revenues increased by $307.8 million or 9% for the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase in revenue was primarily driven by increases of $219.5 million related to volume and pricing, $44.3 million in favorable foreign currency impacts including hedging, $33.8 million associated with acquisitions, and a decrease of $16.1 million in amortization of purchase accounting deferred revenue, partially offset by $11.8 million from the divestiture of a product line.

The Company operates our business under three divisions—Molecular Biology Systems, Cell Systems, and Genetic Systems. The Molecular Biology Systems (MBS) division includes the molecular biology based technologies including basic and real-time PCR, RNAi, DNA synthesis, thermo-cycler instrumentation, cloning and protein expression profiling and protein analysis. Revenue in this division increased by $92.5 million or 6% in 2010 compared to 2009. This increase was driven primarily by $40.8 million in increased volume and pricing, $31.6 million associated with acquisitions, and $20.1 million in favorable currency impacts including hedging. The Cell Systems (CS) division includes all product lines used in the study of cell function, including cell culture media and sera, stem cells and related tools, cellular imaging products, antibodies, drug discovery services, and cell therapy related products. Revenue in this division increased $100.8 million or 13% for 2010 compared to 2009. This increase was driven primarily by $91.2 million in increased volume and pricing and by $9.5 million in favorable foreign currency impacts including hedging. The Genetic System (GS) division includes sequencing systems and reagents, including capillary electrophoresis, Ion Torrenttm and the SOLiDtm sequencing systems, as well as reagent kits developed specifically for applied markets, such as forensics and food safety and animal health. Revenue in this division increased by $89.9 million or 10% for 2010 compared to 2009. This increase was driven primarily by $84.6 million in increased volume and pricing, $14.6 million in favorable currency impacts including hedging, and $2.2 million associated with acquisitions, partially offset by $11.8 million from the divestiture of a product line.

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

Gross Profit

Gross profit increased by $281.4 million or 15% in 2010 compared to 2009. The increase in gross profit was primarily driven by a $165.2 million increase in volume and pricing, a $59.8 million decrease in acquired inventory fair market value adjustments, $34.1 million in favorable foreign currency impacts, a $16.1 million decrease in the amortization of purchased deferred revenue, a $10.6 million net increase associated with acquisitions and a divestiture, and $6.2 million in increased royalty revenue, offset primarily by an increase of $11.2 million in purchased intangible amortization. The $59.8 million and $16.1 million decreases in acquired inventory fair market value adjustments and the amortization of purchased deferred revenue, respectively, were primarily driven by recording the impact of these items in 2009 as a result of the AB acquisition. In accordance with business combination accounting guidance, the acquired deferred revenue and inventory is adjusted to fair value and the Company amortizes this fair value adjustment into income in line with the underlying acquired assets and liabilities.

Operating Expenses

	For the Years Ended December 31,
	2010		2009
		As a		As a
		Percentage		Percentage
	Operating	of	Operating	of	$ Increase	% Increase
(in millions)	Expense	Revenues	Expense	Revenues	(Decrease)	(Decrease)

Operating Expenses
Selling, general and administrative	$1,023.2	29%	$987.1	30%	$36.1	4%
Research and development	375.5	10%	337.1	10%	38.4	11%
Business consolidation costs	93.5	3%	112.9	3%	(19.4)	(17)%
Purchased in-process research and development	1.7	NM	1.7	NM	—	—

Selling, General and Administrative. For the year ended December 31, 2010, selling, general and administrative expenses increased by $36.1 million or 4% compared to the year ended December 31, 2009. This increase was driven primarily by a $30.1 million increase in compensation, bonuses and benefits, a $14.3 million increase in depreciation and amortization, $9.5 million due to accelerated compensation expense related to a business acquisition, and $6.4 million in unfavorable foreign currency impacts, partially offset by a decrease of $26.4 million in purchased services.

Research and Development. For the year ended December 31, 2010, research and development expenses increased by $38.4 million or 11% compared to the year ended December 31, 2009. This increase was driven primarily by an $11.4 million increase in compensation, bonuses and benefits, $9.4 million due to accelerated compensation expense related to a business acquisition, and a $12.2 million increase in facilities, general overhead and infrastructure costs. As a percentage of revenues, the costs are comparable period over period.

Business Consolidation Costs. For the year ended December 31, 2010, business consolidation costs were $93.5 million, compared to $112.9 million for the year ended December 31, 2009, and represent costs to integrate recent and pending acquisitions and to complete divestitures into or out of the Company’s operations. The expenses for both periods related primarily to integration and restructuring efforts currently underway, including severance and site consolidation, related to various mergers, acquisitions and divestitures. In undergoing the various restructuring plans, the Company anticipates cost savings and revenue synergies as a result of the combination of the acquired businesses.

Other Income (Expense)

Interest Income. Interest income was $4.3 million for the year ended December 31, 2010 compared to $4.7 million for the year ended December 31, 2009.

Interest income in the future will be affected by changes in short-term interest rates and changes in cash balances, which may materially increase or decrease as a result of acquisitions, debt repayment, and stock repurchase programs, and other financing activities.

Interest Expense. Interest expense was $152.3 million for the year ended December 31, 2010 compared to $192.9 million for the year ended December 31, 2009. The decrease in interest expense was primarily driven by lower average debt balances driven by the payoff of the 2023 Convertible Senior Notes in August 2010 and the payoffs of Term Loan A and Term Loan B in February 2010, partially offset with interest expenses incurred related to the issuance of $2,300.0 million of fixed rate unsecured senior notes, $1,500.0 million of which was issued in February 2010 and $800.0 million of which was issued in December 2010.

The Company adopted a bifurcation requirement on our convertible senior notes, as prescribed by ASC Topic 470-20, Debt with Conversion and Other Options, in the first quarter of 2009 and as a result has incurred an additional $38.0 million and $42.9 million in interest expense for the years ended December 31, 2010 and 2009, respectively.

During February 2010, the Company fully repaid the remaining outstanding Term Loans A and B, and recognized a loss of $54.2 million of deferred financing costs. During the year ended December 31, 2009, the Company made an early principal payment of $350.0 million on our Term Loan B, which resulted in a loss of $12.5 million of deferred financing costs attributable to the principal paid. The loss is separately indentified in the Consolidated Statements of Operations as a “Loss on early extinguishment of debt.”

Other Income (Expense), Net. Other income, net, was $(5.9) million for the year ended December 31, 2010 compared to $9.4 million for the same period of 2009. Included in 2010 was a loss on the discontinuance of cash flow hedges of $12.9 million and a $1.2 million expense related to the amortization of purchased intangibles and amortization of deferred revenue fair market value adjustments attributable to the joint venture, offset by a gain from the recovery on an impaired security of $7.1 million and a gain of $0.6 million on the discontinuance of a cash flow hedge.

During January 2010, the Company completed the sale of its 50% ownership stake in the Applied Biosystems/MDS Analytical Technologies Instruments joint venture and selected assets and liabilities directly attributable to the joint venture to Danaher Corporation for $428.1 million in cash, excluding related tax obligations and transactions costs, and recorded a gain of $37.3 million. The gain is separately identified in the Consolidated Statements of Operations as a “Gain on divestiture of equity investments”.

Provision for Income Taxes. The provision for income taxes as a percentage of pre-tax income from continuing operations was 14.4% for the year ended December 31, 2010 compared with 25.7% for the year ended December 31, 2009. The effective tax rate for 2010 is significantly lower than 2009 which is primarily attributable to the release of certain tax reserves relating to prior acquisitions; large one-time repatriation benefits from the Company’s global restructuring activities; increased domestic production tax benefits.

Comparison of Years Ended December 31, 2009 and 2008

			$ Increase/
(in millions)	2009	2008	(Decrease)	% Increase

Molecular Biology Systems revenues	$1,633.3	$745.6	$887.7	119%
Cell Systems revenues	802.9	753.8	49.1	7%
Genetic Systems revenues	856.2	118.2	738.0	NM
Corporate and other	(12.1)	2.7	(14.8)	NM

Total revenues	$3,280.3	$1,620.3	$1,660.0	102%

Total gross margin	$1,824.7	$940.8	$883.9	94%
Total gross margin %	56%	58%

Revenues

Revenues increased $1,660.0 million or 102% for the year ended December 31, 2009 compared to the year ended December 31, 2008. The increase in revenue is driven primarily by an increase of $1,649.4 million due to the acquisition of AB. The remaining year over year change in revenue was due to increases of $49.1 million in volume and pricing, partially offset by a decrease of $39.0 million in unfavorable currency impacts including hedging.

The Molecular Biology Systems (MBS) division includes the molecular biology based technologies including basic and real-time PCR, RNAi, DNA synthesis, thermo-cycler instrumentation, cloning and protein expression profiling and protein analysis. Revenue in this division increased by $887.7 million or 119% in 2009 compared to 2008. This increase was driven primarily by $875.8 million from the acquisition of AB and $29.8 million in increased volume and pricing, partially offset by $17.9 million in unfavorable currency impacts including hedging. The Cell Systems (CS) division includes all product lines used in the study of cell function, including cell culture media and sera, stem cells and related tools, cellular imaging products, antibodies, drug discovery services, and cell therapy related products. Revenue in this division increased $49.1 million or 7% for 2009 compared to 2008. This increase was driven primarily by $53.9 million from the acquisition of AB, $13.5 million in increased volume and pricing, and $0.9 million from acquisitions, partially offset by $19.2 million in unfavorable currency impacts including hedging. The Genetic System (GS) division includes sequencing systems and reagents, including capillary electrophoresis and the SOLiD system, as well as reagent kits developed specifically for applied markets, such as forensics, food safety and pharmaceutical quality monitoring. Revenue in this division increased by $738.0 million for 2009 compared to 2008, driven primarily by the acquisition of AB.

Gross Profit

Gross profit increased $883.9 million or 94% in 2009 compared to 2008. The increase in gross profit was primarily due to the acquisition of AB as well as increased pricing partially offset by an increase of $195.7 million in purchased intangible assets amortization. Amortization expense related to purchased intangible assets acquired in our business combinations was $282.6 million for 2009 compared to $86.9 million for 2008. The increase was the result of the amortization of intangibles resulting from the acquisition of AB. Gross profit for 2009 included an increase of $18.5 million and $29.9 million of deferred revenue adjustments and acquired inventory fair market value adjustments as a result of the AB acquisition. In accordance with purchase accounting rules, the acquired deferred revenue and inventory is adjusted to fair value. The Company amortizes this fair value adjustment into income in line with the underlying acquired assets and liabilities.

Operating Expenses

	For the Years Ended December 31,
	2009		2008
		As a		As a
		Percentage		Percentage
	Operating	of	Operating	of	$ Increase/	% Increase/
(in millions)	Expense	Revenues	Expense	Revenues	(Decrease)	(Decrease)

Operating Expenses
Selling, general and administrative	$987.1	30%	$499.3	31%	$487.8	98%
Research and development	337.1	10%	142.5	9%	194.6	137%
Business consolidation costs	112.9	3%	38.6	2%	74.3	192%
In-process research and development	1.7	NM	93.3	6%	(91.6)	(98)%

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

Business Consolidation Costs. Business consolidation costs for the year ended December 31, 2009 were $112.9 million, compared to $38.6 million for the year ended December 31, 2008, and represent costs associated with our integration efforts related to AB and to realign our business and consolidate certain facilities. The increase in costs year over year is due to the ramp up of activities performed in the integration post merger, which was completed in November 2008. Included in these costs are various activities related to the acquisition that were associated with combining the two companies and consolidating redundancies. Also included in these expenses are one-time expenses associated with third-party providers assisting in the realignment of the two companies.

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

Interest Expense. Interest expense was $192.9 million for the year ended December 31, 2009 compared to $85.1 million for the year ended December 31, 2008. The increase in interest expense was primarily driven by the interest incurred on the $2,400.0 million of Term Loans A and B issued in November 2008 in connection with the AB merger.

During the year ended December 31, 2009, the Company made early principal repayments of $350.0 million on term loan B, which resulted in the Company accelerating the write off of $12.5 million of deferred financing costs attributable to the principal repaid. The loss is separately identified in our results from operations as an “early extinguishment of debt”.

Other Income (Expense), Net. Other income, net, was $9.4 million for the year ended December 31, 2009 compared to $5.7 million for the same period of 2008. Included in 2009 was $20.3 million of income related to our interest in the joint venture. The gain was offset by $10.9 million in foreign currency losses and other items.

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

LIQUIDITY AND CAPITAL RESOURCES

Our future capital requirements and the adequacy of our available funds will depend on many factors, including future business acquisitions, debt repayment, share repurchases, scientific progress in our research and development programs and the magnitude of those programs, our ability to establish collaborative and licensing arrangements, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and competing technological and market developments. We intend to continue our strategic investment activities in new product development, in-licensing technologies and acquisitions that support our platforms. We believe that our annual positive cash flow generation and existing revolving credit facility will enable the company to fund current working capital requirements and continued operations.

The Company has, and expects to be able to, continue to generate positive cash flow from operations. Future debt repayment, share repurchases, future acquisitions or additional payments for the contingent consideration upon the achievement of milestones pertaining to previous acquisitions may be financed by a combination of cash on hand, our positive cash flow generation, existing revolving credit facility, or the issuance of new debt or stock. In the next 18 months, the Company, upon the achievement of technological milestones, will have the obligation to complete its milestone payment in the acquisition of Ion Torrent. Additionally, the Company will have the opportunity, to settle its outstanding convertible senior notes prior to the stated maturity. Such decision will be made based on the prevailing market conditions in effect at the time the opportunity is available. The Company, at the election of the holder of the convertible senior note, could be obligated to repurchase the note. In order to meet these obligations and opportunities, the Company will consider whether additional external financing would be required. While conditions of the credit market at any given time may impact our ability to obtain credit, the Company believes that it has the ability to raise funding through public and private markets at reasonable rates based on the Company’s risk profile, along with its history of strong cash generation and timely debt repayments. The Company will continuously assess the most appropriate method of financing the Company’s short and long term operations.

Our working capital factors, such as inventory turnover and days sales outstanding, are seasonal and, on an interim basis during the year, may require an influx of short-term working capital. We believe our current cash and cash equivalents, investments, cash provided by operations and cash available from bank loans and lines of credit will satisfy our working capital requirements, debt obligations and capital expenditures for the foreseeable future.

Cash and cash equivalents were $813.6 million at December 31, 2010, an increase of $217.0 million from December 31, 2009, primarily due to cash provided by operating activities of $739.1 million and the effect of exchange rate on cash of $5.5 million, offset by cash used in investing activities of $119.8 million and cash used in financing activities of $407.8 million. Further discussion surrounding the makeup of each cash flow component movement for the year is listed below.

Operating Activities. Operating activities provided net cash of $739.1 million during 2010 primarily from net income of $377.9 million plus net non-cash charges of $462.7 million. Changes in operating assets and liabilities provided a net decrease of $101.4 million in cash during the period. Within the non-cash charges in operating activities, the primary drivers were amortization of intangible assets of $299.6 million, depreciation charges of $123.0 million, deferred debt issuance charges of $63.0 million, share based compensation of $79.1 million, and non-cash interest expense of $38.0 million resulting from the retrospective adoption of a bifurcation requirement on our convertible senior notes as prescribed by ASC Topic 470-20, Debt with Conversion and Other Options, partially offset by $107.1 million in deferred income taxes and $37.3 million from the gain on the divestiture of the Applied Biosystems/MDS Analytical Technology Instruments joint venture for which the proceeds are included as an investing activity. The primary drivers of the cash decrease from changes in operating assets and liabilities were a decrease in accounts payable of $62.9 million, an increase in trade accounts receivable of $57.3 million, an increase in inventories of $21.5 million and an increase in prepaid expense and other current assets of $14.3 million, which were partially offset by a net increase in income tax liabilities of $36.9 million. The Company expects to continue to generate positive cash flow from operations given the Company’s operating margins and continued non-cash charges associated with acquisition related costs such as amortization of intangible assets.

As of December 31, 2010, we had cash and cash equivalents of $813.6 million, restricted cash of $18.2 million, and short-term investments of $23.1 million. Our working capital was $900.1 million as of December 31, 2010 including restricted cash. Our funds for cash and cash equivalents are currently primarily invested in marketable securities, money market funds, and bank deposits with maturities of less than three months. A majority of the Company’s cash and cash equivalents are held in the United States. Repatriation of funds outside of the United States is subject to local laws, customs and related tax consequences.

The Company has undertaken restructuring activities in connection with the merger of Applied Biosystems, which primarily include one-time termination costs, such as severance costs related to the elimination of duplicative positions and change in control agreements to primarily sales, finance, IT, research and development, and customer service employees. The restructuring plan also includes charges associated with the closure of certain leased facilities and one-time relocation costs for the employees whose employment positions have been moved to another location. As a result of the plan, the Company expects to achieve operating efficiencies in future periods related to salary and overhead costs related to its selling, general and administrative and research and development costs. At December 31, 2010, the Company had restructuring accruals of $9.3 million, for which payments are expected to be completed in 2011. Since the inception of the plan, the Company has expensed $142.6 million and paid $132.9 million through December 31, 2010.

The Company’s pension plans and post retirement benefit plans are funded in accordance with local statutory requirements and supplemented by voluntary contributions. The funding requirement is based on the funded status, which is measured by using various actuarial assumptions, such as interest rate, rate of compensation increase and expected return on plan assets. The Company’s qualified pension plans are adequately funded at December 31, 2010. Based on the level of our contributions to the qualified pension plans and the Dexter PRMB plan during previous and current fiscal years, we do not expect to have to fund these pension plans in fiscal year 2011 in order to meet minimum statutory funding requirements. However, we may contribute to the funds to maintain the desired funding level at the Company’s discretion. The Company’s funding policy is based upon the amount needed to meet the minimum funding standards according to the Employee Retirement Income Security Act (ERISA). The Company may also make additional contributions from time to time consistent with the Company’s cash flow and business conditions. Based on the actuarial estimates at December 31, 2010, the Company expects to contribute $8.6 million to domestic non-qualified pension plans during 2011, a portion of which has already been funded in our rabbi trust. The Company has other postretirement plans that are unfunded, however, they are partially funded by insurance policies. During the year ended December 31, 2010, the Company contributed $36.1 million, $8.6 million, and $5.1 million to domestic pension plans, foreign pension plans, and postretirement plans, respectively. A large portion of the 2010 contributions were voluntary. The aggregate current liabilities related to our domestic, foreign and postretirement plans were $2.4 million, $1.7 million, and $5.1 million, respectively at December 31, 2010.

Our most significant pension plan is a qualified domestic pension plan assumed from the AB merger, which constituted approximately 81% of our consolidated pension plan assets and approximately 74% of our projected benefit obligations as of December 31, 2010. The accrual of future service benefits for participants in the qualified domestic pension plan was frozen as of June 30, 2004. Effective on July 1, 2005, the expected rate of compensation increase was no longer factored into the determination of our net periodic pension expense as the accrual for future service benefits was frozen. A one hundred basis point increase or decrease in the discount rate for the qualified domestic pension plan for the period ended December 31, 2010 would result in a corresponding decrease or increase our net periodic pension expense by approximately $6.0 million. Also, a one hundred basis point increase or decrease in the expected rate of return on the pension asset for the period ended December 31, 2010 would result in a corresponding decrease or increase of our net periodic pension expense by approximately $5.5 million.

Investing Activities. Net cash used by investing activities during 2010 was $119.8 million. The cash was used for purchases of property, plant, and equipment of $124.8 million, business combinations of $343.4 million, investment purchases of $26.7 million and asset purchases of $6.5 million, partially offset by cash received for the divestiture of the joint venture of $379.5 million.

For 2011, the Company expects capital expenditures to be in the range of $125.0 million to $150.0 million. The capital will include additional capital equipment, information technology, and integration related capital to support ongoing business.

During the years ended December 31, 2010, 2009 and 2008, the Company completed several acquisitions that were not material individually or collectively to the overall consolidated financial statements and the results of operations. The Company completed such acquisitions for the aggregate purchase price of $840.6 million, $81.6 million, and $88.5 million during 2010, 2009, and 2008, respectively. Of the $840.6 million the Company completed during 2010, $683.3 million was as a result of the acquisition of Ion Torrent Systems Incorporated (Ion Torrent). The Company used aggregate cash of $343.4 million, $35.9 million, and $88.5 million, during the years ended December 31, 2010, 2009, and 2008, respectively, in investing activities, for these acquisitions. The Company also completed a significant merger in 2008, Applied Biosystems, further discussed below. Due to the structure of certain acquisitions, the Company also used aggregate cash of $54.4 million in financing activities, for purposes such as increasing our ownership interest in a controlled subsidiary and for acquisition related milestone payments.

In October 2010, the Company completed the acquisition of Ion Torrent for a total purchase price of $683.3 million, of which $263.2 million was paid in cash and $159.3 million was paid in the Company’s common stock as of December 31, 2010. In addition, the Company has recorded a contingent consideration liability of

$260.8 million related to contingent consideration which will be satisfied, if the milestone is achieved, in a combination of cash and the issuance of the Company’s common stock. The payment, if the milestone is achieved, will be due in the first quarter of 2012. The contingent consideration liability related to Ion Torrent was measured at fair value at the acquisition date by applying the weighted average probability of achievement of a technological and time-based milestone. The results of operations from Ion Torrent have been included in the Company’s results from the date of acquisition.

Pursuant to the purchase agreements for certain current and prior years’ acquisitions, the Company could be required to make additional contingent payments in cash or a combination of cash and equity based on certain technological milestones, patent milestones and the achievement of future gross sales of the acquired companies. Some of the purchase agreements the Company has entered into do not limit the payments to a maximum amount, nor restrict the payment deadlines. The Company has sufficient cash on hand, positive cash flow generation and an existing revolving credit facility to fund such contingent payments if they become due.

In January 2010, the Company sold its 50% investment stake in the Applied Biosystems/MDS Analytical Technology Instruments joint venture for approximately $379.5 million in net cash proceeds that included cash collected on behalf of, and owed to, the acquiring entity as part of a related Transition Services Agreement, and other miscellaneous transaction-related cash flows. The Company used the net of tax proceeds from the sale, along with the Senior Note issuance in February 2010 and cash on hand to pay off existing debt.

In November 2008, the Company completed the merger of Applied Biosystems for a total purchase price of $4,564.4 million, of which $2,738.9 million was paid in cash. The results of operations from Applied Biosystems have been included in the Company’s results from the date of acquisition.

For more information on our business combinations and divestiture accounting, see Note 2 of the Notes to Consolidated Financial Statements.

Financing Activities. Net cash used by financing activities totaled $407.8 million in 2010. The primary drivers were $2,320.3 million in principal payments on long-term obligations and $453.7 million in purchases of treasury stock, partially offset by $2,288.3 million in proceeds from long-term obligations and $131.3 million from stock issued in employee stock plans. At December 31, 2010, the Company is in compliance with all of its debt covenants.

Senior Notes

On February 10, 2010, the Company filed a prospectus that allows the Company to issue, in one or more offerings, senior or subordinated debt securities covered by the prospectus by filing a prospectus supplement that contains specific information about the securities and specific terms being offered. In aggregate, the Company has issued a principal amount of $2,300.0 million of fixed unsecured and unsubordinated Senior Notes (the “Notes”) as of December 31, 2010, of which $1,500.0 million were offered in February 2010 and $800.0 million were offered in December 2010.

The aggregate net proceeds from the offering in February 2010 were $1,484.8 million after deducting debt discounts as well as an underwriting discount of $11.9 million. Total deferred financing costs associated with the issuance of these senior notes were $14.4 million, including the $11.9 million underwriting discount and $2.5 million of legal and accounting fees. The aggregate net proceeds from the offering in December 2010 were $790.1 million after deducting underwriting discounts of $6.0 million. Total deferred financing costs were $7.5 million, including the $6.0 million underwriting discount and $1.5 million of legal and accounting fees.

The Company, at its option, may redeem the Notes (prior to October 15, 2020 for the 2021 Notes) in whole or in part at any time at a redemption price equal to the greater of 100% of the principal amount of the notes to be redeemed and the sum of the present values of the remaining scheduled payments of the notes to be redeemed discounted on a semi-annual basis at a treasury rate equal to a comparable United States Treasury Issue at the redemption date plus 25 basis points for the 2016 Notes, 30 basis points for the 2013 Notes, the 2015 Notes, and the 2021 Notes, and 35 basis points for the 2020 Notes, plus accrued and unpaid interest through the date of redemption, if any. Commencing on October 15, 2020, the Company may redeem the 2021 Notes, in whole or in part, at any time, at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest through the redemption date. Upon the occurrence of a change of control of the Company that results in a downgrade of the notes below an investment grade rating, the indenture requires under certain circumstances that the Company makes an offer to purchase then outstanding Senior Notes equal to 101% of the principal amount plus any accrued and unpaid interest to the date of repurchase upon the occurrence of a change of control.

The indentures governing the Senior Notes contain certain covenants that, among other things, limit the Company’s ability to create or incur certain liens and engage in sale and leaseback transactions. In addition, the indenture limits the Company’s ability to consolidate, merge, sell, convey, transfer, lease or otherwise dispose of all or substantially all of its property and assets. These covenants are subject to certain exceptions and qualifications.

The entire net proceeds from the 2013, 2015, and 2020 Notes offering in February 2010 were used to repay the outstanding balance of term loan A and term loan B, together with the net of tax proceeds from the sale of our 50% ownership stake in the Applied Biosystems/MDS Analytical Technologies Instruments joint venture and selected assets and liabilities directly attributable to the joint venture, and cash on hand. The net proceeds from the 2016 and 2021 Notes offering in December 2010 will be used for general corporate purposes, which may include the repayment of existing indebtedness.

The Credit Agreement

In November 2008, the Company entered into a $2,650.0 million credit agreement (the Credit Agreement) consisting of a revolving credit facility of $250.0 million, a term loan A facility of $1,400.0 million, and a term loan B facility of $1,000.0 million to fund a portion of the cash consideration paid for the AB merger. During February 2010, the Company used the proceeds from the issuance of the Senior Notes, the net of tax proceeds from the sale of its 50% ownership stake in the Applied Biosystems/MDS Analytical Technologies Instruments joint venture and selected assets and liabilities directly attributable to the joint venture, along with cash on hand to pay off the entire outstanding term loan principal of $1,972.5 million. After the repayment of the term loans, the Credit Agreement was amended and restated to increase the revolving credit facility to $500.0 million with modified terms. The Company has drawn and repaid $127.0 million from the Revolving Credit Facility during the year ended December 31, 2010 to support general working capital needs and capital expenditures. The Company has also issued $13.9 million in letters of credit through the Revolving Credit Facility, and accordingly, the remaining credit available under that facility is $486.1 million at December 31, 2010. For details on the revolving credit facility as well as the Company’s other lines of credit, refer to Note 4 “Lines of Credit”.

Convertible Senior Notes

At December 31, 2010, the Company has classified the carrying value of $345.4 million of the 3 1/4% Convertible Senior Notes (the 2025 Notes) in current liabilities according to the respective indenture, which allows our holders of the 2025 Notes to require the Company to purchase all or a portion of the 2025 Notes at par plus any accrued and unpaid interest at the earliest on June 15, 2011. In the event that the holders do not exercise such rights, the remaining balance of the 2025 Notes will be reclassified back to long-term debt. The indenture also permits the Company to redeem, in whole or in part, the 2025 Notes at the Company’s option on or after June 15, 2011. The Company anticipates making this payment by using cash generated from operating activities, the existing Revolving Credit Facility, the proceeds from Senior Notes issuance in December 2010, or a combination of sources, should the Company determine to redeem the 2025 Notes.

During 2010, the Company repaid the remaining outstanding balance of the 2% Convertible Senior Notes (2023 Notes). Holders of our 2023 Notes were allowed by the respective indenture to require the Company to purchase all or a portion of the 2023 Notes at par plus accrued and unpaid interest at the earliest on August 1, 2010. The respective indenture also permitted the Company to redeem, in whole or in part, the 2023 Notes at the Company’s option on or after August 1, 2010. During July 2010, the Company notified the holders of 2023 Notes its intention to redeem all of the outstanding 2023 Notes on August 6, 2010 at par value. In response to the Company’s announcement and prior to the August 6, 2010 redemption date, Note holders holding a total principal value of $347.8 million exercised their option to exercise the redemption and conversion feature. As a result, total cash consideration of $347.8 million and 2.4 million shares of the Company’s common stock were issued to settle the par value and the excess of the Notes’ conversion value based on a conversion price of $34.12 per share. On August 6,

2010, the Company redeemed all of the remaining outstanding 2023 Notes for cash at par value. The Company financed the repayment of the 2023 notes by using cash on hand and cash generated from operating activities.

In the event of a change of control of the Company, the holders of the 2025 Notes and the 1 1/2% Convertible Senior Note (2024 Note) have the right to require the Company to repurchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of the notes plus all accrued and unpaid interest.

For more details of the Company’s long-term debt obligations, refer to Note 5 “Long-Term Debt”.

Stock Repurchase Program

In December 2010, the Board of Directors of the Company approved a program (the December 2010 program), authorizing management to repurchase up to $500.0 million of common stock. As of December 31, 2010, no shares were purchased under the December 2010 program. The Company anticipates repurchasing shares under the December 2010 program by using cash generated from operating activities.

In July 2010, the Board of Directors of the Company approved a program (the July 2010 program) authorizing management to repurchase up to $520.0 million of common stock over the next two years. During the year ended December 31, 2010, the Company repurchased 8.4 million shares at a total cost of $436.6 million under the July 2010 program. The cost of repurchased shares is included in treasury stock and reported as a reduction in total equity when a repurchase occurs.

In July 2007, the Board of Directors of the Company approved a program (the July 2007 program) authorizing management to repurchase up to $500.0 million of common stock, of which $265.0 million was not used to purchase shares. This program expired in July 2010. No shares were repurchased under this program in 2009 and 2010. The cost of repurchased shares were included in treasury stock and reported as a reduction in total equity.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations at December 31, 2010 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period(1)
		Less than	Years	Years	More than 5
(in thousands)	Total	1 Year	1-3	3-5	Years	All Other(2)

Convertible senior notes	$812,720	$361,890	$450,830	$—	$—	$—
Senior notes	3,092,318	109,438	461,957	683,426	1,837,497	—
Capital lease obligations	7,702	2,628	4,523	384	167	—
Operating lease obligations	250,517	42,260	63,120	43,995	101,142	—
Licensing and purchase obligations	80,060	58,322	17,289	3,266	1,183	—
Uncertain tax liability and interest(2)	148,331	28,495	—	—	—	119,836
Other obligations	16,809	8,842	6,428	1,016	523	—

Total	$4,408,457	$611,875	$1,004,147	$732,087	$1,940,512	$119,836

(1)	Total contractual obligations exclude potential contingent consideration payments pursuant to certain acquisitions the Company completed in current and previous years, including the possible payment in association with the acquisition of Ion Torrent for which liabilities were fair valued at $260.8 million as of December 31, 2010. The contingent consideration for these previous acquisitions are due if specified future events occur or conditions are met such as the achievement of certain technological milestones, patent milestones or the achievement of targeted revenue milestones. Some acquisitions do not limit the maximum payment amount, nor restrict the payment deadlines. For more information on our accounting for business combinations and contingent considerations, see Note 2 and Note 6 of the Notes to Consolidated Financial Statements.

(2)	As of December 31, 2010, the Company’s net unrecognized tax benefits, including interest and penalties, were $148.3 million. We were unable to reasonably estimate the timing of uncertain tax liabilities and interest payments in individual periods beyond twelve months due to uncertainties in the timing of the effective settlement of tax positions.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition. We derive our revenue from the sale of our products, services and technology. We recognize revenue from product sales upon transfer of title of the product or performance of services. Transfer of title generally occurs upon shipment to the customer. We generally ship to our customers FOB shipping point. Concurrently, we record provisions for warranty, returns, and installation based on historical experience and anticipated product performance. Revenue is not recognized at the time of shipment of products in situations where risks and rewards of ownership are transferred to the customer at a point other than upon shipment to the customer due to the shipping terms, the existence of an acceptance clause, the achievement of milestones, or certain return or cancellation privileges. Revenue is recognized according to the shipping terms, at the time of customer acceptance, the lapse of acceptance provisions or cancellation privileges, or achievement of milestones. Service revenue is recognized over the period services are performed. If our shipping policies or sales terms were to change, materially different reported results could occur. In cases where customers order and pay for products and request that we store a portion of their order for them at our cost, we record any material up-front payments as deferred revenue in current or long-term liabilities, depending on the length of the customer prepayment, in the Consolidated Balance Sheets and recognize revenue upon shipment of the product to the customer. For instruments where installation is determined to be a separate earnings process, the portion of the sales price allocable to the fair value of the installation is deferred and recognized when installation is complete. We determine the fair value of the installation process based on technician labor billing rates, the expected number of hours to install the instrument based on historical experience, and amounts charged by third-parties. We continually monitor the level of effort required for the installation of our instruments to ensure that appropriate fair values have been determined. Deferred revenue, which includes customer prepayments and unearned service revenue, totaled $139.6 million at December 31, 2010.

We also enter into arrangements whereby revenues are derived from multiple deliverables. In these arrangements, the Company records revenue as separate elements if the delivered items have value to the customer on a standalone basis, and if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered items is considered probable and substantially in the seller’s control. Our revenue arrangements generally do not include a general right of return related to the delivered products. Arrangement consideration should be allocated at the inception of the arrangement to all deliverables using the relative selling price method based on a three-tier hierarchy. The relative selling price method requires that the allocation of arrangement consideration for each deliverable should be based on vendor-specific objective evidence (VSOE) of fair value, which represents the price charged for a deliverable when it is sold separately or for a deliverable not yet being sold separately, the price established by management having the relevant authority. When VSOE of fair value is not available, third-party evidence (TPE) of fair value is acceptable, or a best estimate of selling price if VSOE and TPE are not available. A best estimate of selling price should be consistent with the objective of determining the price at which we would transact if the deliverable were sold regularly on a standalone basis and also take into account market conditions and company specific factors. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s estimated selling price. Applicable revenue recognition criteria are also considered separately for separate units of accounting. Revenues from multiple-element arrangements involving license fees, up-front payments and milestone payments, which are received and/or billable in connection with other rights and services that represent our continuing obligations, are deferred until all applicable revenue recognition criteria are met for each separable element. Contract interpretation is normally required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and if so, how the price should be allocated among the multiple-elements, when to begin to recognize revenue for each element, and the period over which revenue should be recognized.

We recognize royalty revenue, including upfront licensing fees, when the amounts are earned and determinable during the applicable period based on historical activity, and make revisions for actual royalties received in the following quarter. Materially different reported results would be likely if any of the estimated royalty revenue were significantly different from actual royalties received, however, historically, these revisions have not been material to our consolidated financial statements. For those arrangements where royalties cannot be reasonably estimated, we recognize revenue on the receipt of cash or royalty statements from our licensees. Since we are not able to forecast product sales by licensees, royalty payments that are based on product sales by the licensees are not determinable until the licensee has completed their computation of the royalties due and/or remitted their cash payment to us. In addition, we recognize up-front nonrefundable license fees when payments become due under contractual agreement, unless we have specific continuing performance obligations requiring deferral of all or a portion of these fees. If it cannot be concluded that a licensee fee is fixed or determinable at the outset of an arrangement, revenue is recognized as payments from third-parties become due. Should information on licensee product sales become available so as to enable us to recognize royalty revenue on an accrual basis, materially different revenues and results of operations could occur. Royalty revenue totaled $130.4 million, $122.4 million and $51.0 million for 2010, 2009 and 2008, respectively.

Revenue recorded under proportional performance for projects in process is designed to approximate the amount of revenue earned based on the percentage of efforts completed within the scope of the contractual arrangement. We undertake a review of these arrangements to determine the percentage of the work that has completed and the appropriate amount of revenue to recognize.

Shipping and handling costs are included in costs of sales. Shipping and handling costs charged to customers is recorded as revenue in the period the related product sales revenue is recognized.

Use of Estimates. Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, or GAAP. In preparing these statements, we are required to use estimates and assumptions. While we believe we have considered all available information, actual results could affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Estimates represent management’s best estimate given current economic conditions, and as a result, changes in economic conditions can materially alter actual results from management’s best estimates. We believe that, of the significant accounting policies discussed in Note 1 to our Consolidated Financial Statements, the following accounting policies require our most difficult, subjective or complex judgments:

➢	Allowance for doubtful accounts. We provide a reserve against our accounts receivables for estimated losses that may result from our customers’ inability to pay. We determine the amount of the reserve by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers’ country or industry, historical losses and our customers’ credit-worthiness. Amounts later determined and specifically identified by management to be uncollectible are charged or written off against this reserve. To minimize the likelihood of uncollectability, customers’ credit-worthiness is reviewed periodically based on external credit reporting services and our experience with the account and adjusted accordingly. Should a customer’s account become past due, we generally place a hold on the account and discontinue further shipments to that customer, minimizing further risk of loss. Bad debt expense is recorded as necessary to maintain an appropriate level of allowance for doubtful accounts. Additionally, our policy is to fully reserve for all accounts with aged balances greater than one year, with certain exceptions determined necessary by management. The likelihood of a material loss on an uncollectible account would be mainly dependent on deterioration in the financial condition of that customer or in the overall economic conditions in a particular country or environment. Reserves are fully provided for all expected or probable losses of this nature. Gross trade accounts receivables totaled $597.8 million and the allowance for doubtful accounts was $10.4 million at December 31, 2010. Historically, the Company’s reserves have been adequate to cover losses.

➢	Inventory adjustments. Inventories are stated at lower of cost or market. We review the components of our inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. The Company generally fully reserves for stock levels in excess of one year’s expected usage with certain exceptions deemed necessary by management. For those inventories not as susceptible to obsolescence, the Company provides reserves when the materials become spoiled or dated or specific to the inventory as determined by management. In the event a lower of cost or market issue arises, the Company will reserve for the value of the inventory in excess of current replacement cost. The likelihood of any material inventory write-down is dependent on customer demand, competitive conditions or new product introductions by us or our competitors that vary from our current expectations. Gross inventory totaled $415.7 million and the allowance for excess and obsolete and price impairment was $92.4 million at December 31, 2010. Historically, the Company’s reserve has been adequate to cover its losses.

➢	Valuation of goodwill. We are required to perform a review for impairment of goodwill in accordance with ASC Topic 350, Intangible—Goodwill and Other. The Company performs its goodwill impairment analysis at the reporting unit level, which aligns with the Company’s divisional reporting structure. Goodwill is considered to be impaired if we determine that the carrying value of the reporting unit exceeds its fair value. In addition to the annual review, an interim review is required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include:

➢	a significant adverse change in legal factors or in the business climate;

➢	a significant decline in our stock price or the stock price of comparable companies;

➢	a significant decline in our projected revenue or earnings growth or cash flows;

➢	an adverse action or assessment by a regulator;

➢	unanticipated competition;

➢	a severe loss of key personnel;

➢	a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of; and

➢	the testing for recoverability described under ASC Topic 360, Property, Plant, and Equipment of a significant asset group within a reporting unit.

Assessing the impairment of goodwill requires us to make assumptions and judgments regarding the fair value of the net assets of our reporting units. Additionally, since our reporting units share the majority of our assets and liabilities, we must make assumptions and estimates in allocating the carrying value as well as the fair value of net assets to each reporting unit. Changes in the assumptions are considered in the analysis, and the Company performs an internal sensitivity analysis to further support the Company’s assessment.

In accordance with our policy, we completed our most recent annual evaluation for impairment of goodwill as of October 1, 2010 and determined that no goodwill impairment existed. In this analysis, it was determined that no reporting unit of the Company was at risk of impairment when assessing the unit’s fair value compared to its carrying value. Our evaluation included management estimates of cash flow projections based on an internal strategic review. Key assumptions from this strategic review included revenue growth and future gross and operating margin growth. The Company also makes key assumptions related to its weighted cost of capital and terminal growth rates. The revenue and margin growth was based on increased sales of new products as we expect to maintain our investment in research and development, the effect and growth from business acquisitions already consummated and lower selling, general and administrative expenses as a percentage of revenue. Additional value creators assumed included increased efficiencies from capital spending. The resulting cash flows were discounted using a weighted average cost of capital. Operating mechanisms to ensure that these growth and efficiency assumptions will ultimately be realized were also considered in our evaluation. Our market capitalization at October 1, 2010 was also compared to the discounted cash flow analysis. No indicators of impairments were noted through December 31, 2010 and consequently, no impairment charge has been recorded during the year.

We cannot guarantee our future annual or other periodic reviews for impairment of goodwill will not result in an impairment charge. Goodwill totaled $4,372.1 million at December 31, 2010.

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

If the assets are considered to be impaired, the impairment charge we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. Intangible assets acquired in a business combination that are used for in-process research and development activities, or capitalized in-process research and development, are considered indefinite lived until the completion or abandonment of the associated research and development efforts. Until capitalized in-process research and development is no longer considered to be indefinite, these assets are reviewed annually, or an interim review is required if an event occurs or circumstances change that would more likely than not reduce the fair value of an intangible asset below its carrying amount in accordance with ASC Topic 350, Intangible—Goodwill and Other. Fair value is determined by a combination of third-party sources and discounted cash flows. In addition, we base the useful lives and related amortization or depreciation expense on our estimate of the period that the assets will generate revenues or otherwise be used by the Company. We also periodically review the lives assigned to our intangible assets to ensure that our initial estimates do not exceed any revised estimated periods from which we expect to realize cash flows from the technologies. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase.

At December 31, 2010, the net book value of identifiable intangible assets that are subject to amortization totaled $1,957.8 million, the carrying value of identifiable intangible assets with indefinite lives totaled $82.4 million and the net book value of property, plant and equipment totaled $848.0 million.

➢	Valuation of Financial Instruments. We account for our financial instruments at fair value based on ASC Topic 820, Fair Value Measurements and Disclosures and ASC Topic 815, Derivatives and Hedging. In determining fair value, we consider both the credit risk of our counterparties and our own creditworthiness. ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements for financial instruments. The framework requires the valuation of investments using a three tiered approach in the valuation of investments. The Company reviews and evaluates the adequacy of the valuation techniques periodically. In the current year, there have not been any changes to the Company’s valuation methodologies. For details on the assets and liabilities subject to fair value measurements and the related valuation techniques used, refer to Note 11 of the Notes to Consolidated Financial Statements.

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

The accounting for changes in fair value of a derivative instrument depends on the nature of the derivative and whether the derivative qualifies as a hedging instrument in accordance with ASC Topic 815, Derivatives and Hedging. Those hedging instruments that qualify for hedge accounting are included as an adjustment to revenue or interest expense, depending upon the underlying transactions the Company is hedging for. Those hedges that do not qualify for hedging accounting are included in non-operating income. Materially different reported results would be likely if volatility of the markets was different, or the Company’s forecasted transactions were significantly different from actual.

➢	Allocation of Purchase Price to Acquired Assets and Liabilities in Business Combinations. The cost of an acquired business is assigned to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values at the date of acquisition. We assess fair value, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, using a variety of methods including an income approach such as a present value technique or a cost approach such as the estimation of current selling prices and replacement values. Fair value of the assets acquired and liabilities assumed, including intangible assets, in-process research and development (IPR&D), and contingent payments, are measured based on the assumptions and estimations with regards to the variable factors such as the amount and timing of future cash flows for the asset or liability being measured, appropriate risk-adjusted discount rates, nonperformance risk, or other factors that market participants would consider. Upon acquisition, we determine the estimated economic lives of the acquired intangible assets for amortization purposes, which are based on the underlying expected cash flows of such assets or per the Company policy. Adjustments to inventory are based on the fair market value of inventory and amortized into income based on the period in which the underlying inventory is sold. Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Actual results may vary from projected results and assumptions used in the fair value assessments.

➢	Accrued merger- and restructuring- related costs. To the extent that exact amounts are not determinable, we have estimated amounts for direct costs of our acquisitions, merger-related expenses and liabilities related to our business combinations and restructurings in accordance with ASC Topic 420, Exit or Disposal Cost Obligations and Emerging Issues Task Force Issue 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3) in conjunction with the merger with Applied Biosystems and other acquisitions consummated prior to January 1, 2009. Our accrued costs for merger and restructuring related were $9.3 million at December 31, 2010, which are expected to be paid in full in early 2011. Effective January 1, 2009, in the event the Company incurs the direct and indirect costs related to business combinations and related restructurings, the Company will expense such cost in the periods in which the cost is incurred. Materially different reported results would be likely if any of the estimated costs or expenses were significantly different from actual or if the approach, timing and extent of the restructuring plans adopted by management were different.

➢	Benefit and pension plans. We sponsor and manage several pension plans and postretirement health plans for employees and former employees, and nonqualified supplemental benefit plans for select domestic and foreign employees. A majority of the Company’s current employees do not participate in these plans. Accounting and reporting for the pension plans and postretirement health plans requires the use of assumptions for discount rates, expected returns on plan assets and rates of compensation increase that are used by our actuaries to determine our liabilities and annual expenses for these plans in addition to the value of the plan assets included in our Consolidated Balance Sheets. During the year ended December 31, 2010, the weighted average discount rates we used to determine the benefit obligation were 5.45%, 4.83%, and 4.80% for domestic pension plans, foreign pension plans, and postretirement health plans, respectively. The weighted average discount rates we used to determine the net periodic pension cost were 6.00%, 5.28%, and 5.60% for domestic pension plans, foreign pension plans, and postretirement health plans, respectively. The weighted average long-term rates of expected return on plan assets were in a range of 6.00% to 8.00%, 5.31%, and 8.00% for domestic pension plans, foreign pension plans, and postretirement health plans, respectively. Our actuaries also rely on assumptions, such as mortality rates, in preparing their estimates for us. The liabilities for the pension plans and postretirement plans are generally determined using the unit credit method, which is to expense each participant’s benefit under the plan as they accrue. The discount rate is derived by the yield curve and consists of spot interest rates at half year increments for each of the next 30 years based on pricing and yield information for high quality corporate bonds. The Company determines the best-fit regression curve to the bond data, and converts this coupon yield curve to a spot yield curve, using techniques which assume no arbitrage opportunities. The Company matches the pension cash flow to the spot rates to determine a single equivalent discount rate. The rate of expected return on plan assets is an expected weighted average rate of earnings on the funds, which is a blended rate of historical returns and forward looking capital market assumptions over the next 20 years adjusted by taking into account the benefits of diversification and rebalancing of the funds.

The likelihood of materially different valuations for assets, liabilities or expenses, would depend on interest rates, investment returns, actual non-investment experience or actuarial assumptions that are different from our current expectations. Actual weighted average allocation of our plan assets or valuation of our plan assets and benefit obligations may fluctuate significantly year over year. These fluctuations can be caused by conditions unrelated to our actuarial assumptions, including shifts in the global economic environment, market performance and plan funding status. Unexpected unrealized gains or losses in the plan assets or benefit obligation are reflected in other comprehensive income in our Consolidated Balance Sheets and amortized into income over the expected plan lives.

➢	Income taxes. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of intercompany arrangements to share revenue and costs. In such arrangements, there are uncertainties about the amount and manner of such sharing, which could ultimately result in changes once the arrangements are reviewed by taxing authorities. Although we believe that our approach to determining the amount of such arrangements is reasonable, no assurance can be given that the final resolution of these matters will not be materially different than reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provisions or benefits in the period in which such determination is made.

Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The likelihood of a material change in our expected realization of these assets depends on our ability to generate sufficient future taxable income of the proper character and in the necessary jurisdictions. Our ability to generate enough taxable income to utilize our deferred tax assets depends on many factors, among which are our ability to deduct tax operating loss and capital loss carryforwards against future taxable income, the effectiveness of our tax planning strategies, reversing deferred tax liabilities, changes in the deductibility of interest paid on our convertible senior notes and any significant changes in the tax treatment received on our business combinations. We believe that our deferred tax assets, net of our valuation allowance, should be realizable due to our estimate of future profitability in the United States and foreign jurisdictions, as applicable. Subsequent revisions to estimates of future taxable profits and losses and tax planning strategies could change the amount of the deferred tax asset we would be able to realize in the future, and therefore could increase or decrease the valuation allowance.

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

The Company has resolved the United States federal tax audit of certain acquired company pre-acquisition tax years. As a result of the examination, the Company released approximately $11.4 million of acquired tax reserves through income tax expense.

The Company continues to benefit from reduced tax rates in Singapore and Israel. Singapore’s taxing authority granted the Company pioneer company status which provides an incentive encouraging companies to undertake activities that have the effect of promoting economic or technological development in Singapore. This incentive equates to a tax exemption on earnings associated with the Company’s manufacturing activities and continues through June 30, 2014. The Company qualifies for an incentive tax benefit in Israel which provides for a reduced 3.5% tax rate on earnings from its subsidiary in Israel. This incentive has been granted for an indefinite period given minimum sales and investment levels are maintained. The impact of the tax holiday in Singapore decreased Singapore taxes by $21.2 million, $20.1 million and $0.6 million for 2010, 2009 and 2008, respectively. As residual United States deferred tax liabilities were provided on the 2009 and 2008 earnings of Singapore, income tax expense was reduced only for the 2010 reduction in Singapore taxes. The impact of the tax holiday in Israel decreased both taxes paid and income tax expense by $1.5 million, $1.0 million and $0.8 million for 2010, 2009 and 2008, respectively.

➢	Share-Based Compensation. We grant share-based awards to eligible employees and directors to purchase shares of our common stock. In addition, we have qualified employee stock purchase plans in which eligible employees may elect to withhold up to 15% of their compensation to purchase shares of our common stock on a quarterly basis at a discounted price equal to 85% of the lower of the employee’s offering price or the closing price of the stock on the date of purchase. The benefits provided by these plans qualify as share-based compensation under the provisions of ASC Topic 718, Compensation—Stock Compensation, which requires us to recognize compensation expense based on their estimated fair values determined on the date of grant for all share-based awards granted, and the cumulative expense is adjusted by modified or cancelled shares subsequently.

For the year ended December 31, 2010, we recognized $40.0 million and $39.0 million of pre-tax compensation expense for employee stock options and purchase rights, and restricted stock units, respectively. At December 31, 2010, there was $48.0 million and $76.0 million remaining in unrecognized compensation cost related to employee stock options and restricted stock units, respectively, which are expected to be recognized over a weighted average period of 1.7 years and 2.0 years, respectively.

We estimate the fair value of share-based awards on the date of grant using the Black-Scholes option-pricing method (Black-Scholes method). The determination of fair value of share-based awards using an option-pricing model requires the use of certain estimates and assumptions that affect the reported amount of share-based compensation cost recognized in our Consolidated Statements of Income. These include estimates of the expected term of share-based awards, expected volatility of our stock price, expected dividends and the risk-free interest rate. These estimates and assumptions are highly subjective and may result in materially different amounts should circumstances change and we employ different assumptions in our application of fair value assessment in future periods. The Company uses historical forfeiture rate trends as a basis for estimating pre-vesting forfeitures. Should there be a material shift in employee vesting trends, there could be a material change in actual forfeiture experience.

For share-based awards issued during the year ended December 31, 2010, we estimated the expected term by considering various factors including the vesting period of options granted, employees’ historical exercise and post-employment termination behavior and aggregation by homogeneous employee groups. Our estimated volatility was derived using a combination of our historical stock price volatility and the implied volatility of market-traded options of our common stock with terms of up to approximately two years. Our decision to use a combination of historical and implied volatility was based upon the availability of actively traded options of our common stock and our assessment that such a combination was more representative of future expected stock price trends. We have never declared or paid any cash dividends on our common stock and currently do not anticipate paying such cash dividends. We currently anticipate that we will retain all of our future earnings for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, financial covenants, tax laws and other factors as the Board of Directors, in its discretion, deems relevant. The risk-free interest rate is based upon United States Treasury securities with remaining terms similar to the expected term of the share-based awards.

➢	Insurance, environmental and divestiture reserves. We maintain self-insurance reserves to cover potential property, casualty and workers’ compensation exposures from current operations and certain former businesses the Company acquired. These reserves are based on loss probabilities and take into account loss history as well as projections based on industry statistics. We also maintain environmental reserves to cover estimated costs for certain environmental exposures assumed in previous acquisitions. The environmental reserves, which are not discounted, are determined by management based upon currently available information. Historically, the Company’s environmental reserves have been adequate to cover its costs. Divestiture reserves are maintained for known claims and warranties assumed in the acquisition. The product liability and warranty reserves are based on management estimates that consider historical claims. As actual losses and claims become known to us, we may need to make a material change in our estimated reserves, which could also materially impact our results of operations. Our insurance, environmental and divestiture reserves totaled $10.6 million at December 31, 2010.

➢	Litigation reserves. Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in the Consolidated Balance Sheets. The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the favorable or unfavorable outcome of the particular litigation. Both the amount and range of loss on pending litigation is uncertain. As such, we are unable to make a reasonable estimate of the liability that could result from unfavorable outcomes in litigation. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

Segment Information. In connection with the acquisition of AB and the resulting reorganization, the Company has determined in accordance with ASC Topic 280, Segment Reporting to operate as one operating segment. The Company believes our chief operating decision maker (CODM) makes decisions based on the Company as a whole. In addition, the Company shares the common basis of organization, types of products and services that derive revenues, and economic environments. Accordingly, we believe it is appropriate to operate as one reporting segment. The Company has disclosed the revenues for each of its internal divisions to allow the reader of the financial statements the ability to gain transparency into the operations of the Company. We have restated historical divisional revenue information to conform to the current year presentation.

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

Foreign Currency

We translate the financial statements of each foreign subsidiary with a functional currency other than the United States dollar into the United States dollar for consolidation using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. Net gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany receivables and payables of a long-term investment nature are recorded as a separate component of stockholders’ equity. These adjustments will affect net income only upon sale or liquidation of the underlying investment in foreign subsidiaries.

Changes in foreign currency exchange rates can affect our reported results of operations, which are reported in United States dollars. Based on the foreign currency rate in effect at the time of the translation of our foreign operations into United States dollars, reported results could be different from prior periods even if the same amount and mix of our products were sold at the same local prices during the two periods. This will affect our reported results of operations and also makes the comparison of our business performance in two periods more difficult. For example, our revenues for the year ended December 31, 2010 were approximately $3,588.1 million using applicable foreign currency exchange rates for that period. However, applying the foreign currency exchange rates in effect during the year ended December 31, 2009 to our revenues generated by foreign subsidiaries whose functional currencies differ from the United States dollars for 2010 when including the results of our hedging program would result in approximately $44.3 million less revenue for that period. These changes in currency exchange rates have affected and will continue to affect, our reported results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities.

Foreign Currency Transactions

We have operations through legal entities in Europe, Asia-Pacific and the Americas. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. As of December 31, 2010, the Company had $408.3 million of accounts receivable and $46.2 million of accounts payable, respectively, denominated in a foreign currency. The Company has accounts receivables and payables denominated in both the functional currency of the legal entity as well as receivables and payables denominated in a foreign currency that differs from the functional currency of the legal entity. For receivables and payables denominated in the legal entity’s functional currency, the Company does not have financial statement risk, and therefore does not hedge such transactions. For those receivables and payables denominated in a currency that differs from the functional currency of the legal entity, the Company hedges such transactions to prevent financial statement risk. As a result, a hypothetical movement in foreign currency rates would not be expected to have a material financial statement impact on the settlement of these outstanding receivables and payables.

Both realized and unrealized gains and losses on the value of these receivables and payables were included in other income and expense in the Consolidated Statements of Operations. Net currency exchange gains and (losses) recognized on business transactions, net of hedging transactions, were $0.4 million, $(9.0) million and $8.3 million for the years ended December 31, 2010, 2009 and 2008, respectively, and are included in other income and expense in the Consolidated Statements of Operations. These gains and losses arise from the timing of cash collections compared to the hedged transactions, which can vary based on timing of actual customer payments.

The Company’s intercompany foreign currency receivables and payables are primarily concentrated in the euro, British pound sterling, Canadian dollar and Japanese yen. Historically, we have used foreign currency forward contracts to mitigate foreign currency risk on these intercompany foreign currency receivables and payables. At December 31, 2010 and 2009, the Company had a notional principal amount of $1,012.7 million and $1,497.9 million, respectively, in foreign currency forward contracts outstanding to hedge currency risk on specific intercompany receivables and payables denominated in a currency that differs from the legal entity’s functional currency. These foreign currency forward contracts, as of December 31, 2010, which settle in January 2011 through May 2011, effectively fix the exchange rate at which these specific receivables and payables will be settled, so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying receivables and payables. At December 31, 2010, the Company did not expect there will be a significant impact from unhedged foreign currency intercompany transactions in the foreseeable future.

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

Refer to Note 11 in the notes to the Consolidated Financial Statements for more information on the Company’s hedging programs.

Cash Flow Hedges

The ultimate United States dollar value of future foreign currency sales generated by our reporting units is subject to fluctuations in foreign currency exchange rates. The Company’s intent is to limit this exposure from changes in currency exchange rates through hedging. When the dollar strengthens significantly against the foreign currencies, the decline in the United States dollar value of future foreign currency revenue is offset by gains in the value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the opposite occurs. The Company uses foreign currency forward contracts to mitigate foreign currency risk on forecasted foreign currency sales that are expected to be settled within next twelve months. The change in fair value prior to their maturity was accounted for as cash flow hedges, and recorded in other comprehensive income, net of tax, in the Consolidated Balance Sheets according to ASC Topic 815, Derivatives and Hedging. To the extent any portion of the forward contracts is determined to not be an effective hedge, the increase or decrease in value prior to the maturity was recorded in other income or expense in the Consolidated Statements of Operations.

During the year ended December 31, 2010, the Company did not recognize any material ineffective portion of its hedging instruments, and no hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring for foreign currency forward contracts. The Company continually monitors the probability of forecasted transactions as part of the hedge effectiveness testing. At December 31, 2010, the Company had a notional principal amount of $486.8 million in foreign currency forward contracts outstanding to hedge foreign currency revenue risk under ASC Topic 815, Derivatives and Hedging, and the fair value of foreign currency forward contracts is reported in other current assets or other current liabilities in the Consolidated Balance Sheet as appropriate. The Company reclasses deferred gains or losses reported in accumulated other comprehensive income into revenue when the underlying foreign currency sales occur and are recognized in consolidated earnings. The Company uses inventory turnover ratio for each international operating unit to align the timing of a hedged item and a hedging instrument to impact the Consolidated Statements of Operations during the same reporting period. At December 31, 2010, the Company expects to reclass $44.7 million of net losses on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months. At December 31, 2010, a hypothetical 10% change in foreign currency rates against the United States dollar would result in a decrease or an increase of approximately $45.0 million in the fair value of foreign currency derivatives accounted for under cash flow hedges. Actual gains or losses could differ materially from this analysis based on changes in the timing and amount of currency rate movements.

Commodity Prices

Our exposure to commodity price changes relates to certain manufacturing operations that utilize certain commodities as raw materials. We manage our exposure to changes in those prices primarily through our procurement and sales practices.

Interest Rates

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The fair value of our cash equivalents, marketable securities, short-term investments, and derivatives is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness or our own credit risk. The Company uses credit default swap spread to derive risk-adjusted discount rate to measure the fair value of some of our financial instruments. At December 31, 2010, we had $854.8 million in cash, cash equivalents, restricted cash and short-term investments, all of which approximated the fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of these assets at December 31, 2010, as the assets consisted of highly liquid securities with short-term maturities. The Company accounts for the $22.4 million of its long-term investments in non-publicly traded companies under the cost method, thus, changes in market interest rates would not be expected to have an impact on these investments. See Note 11 in our Consolidated Financial Statements.

As of December 31, 2010, the Company had a carrying value of $3,068.4 million in debt with fixed interest rates, thus, the variability in market interest rates would not be expected to have a material impact on our scheduled interest payments. The Company will continuously assess the most appropriate method of financing the Company’s short and long term operations.

During the year ended December 31, 2009, the Company entered into the interest rate swaps to effectively hedge the interest expense from variable rates to fixed rates related to certain portion of term loan A. As a result of the discontinuance of interest rate swap hedge due to the term loan A payoff in February 2010, the Company recognized a $12.9 million loss as the forecasted transactions were no longer probable of occurring.

Fair Value Measurements

ASC Topic 820, Fair Value Measurements and Disclosures requires certain financial and non-financial assets and liabilities to be measured at fair value using a three tiered approach. There were zero and $263.3 million of assets and liabilities, respectively, for which the Company used level 3, or significant unobservable inputs, to measure fair value at December 31, 2010. For the year ended December 31, 2010, $34.8 million of assets were transferred out of level 3, all of which related to the settlement of the auction rate securities with UBS and the related put option. During 2010, the Company transferred $260.8 million of contingent consideration liabilities into level 3 and also recorded a reduction to cost of revenues of $6.3 million out of level 3 as fair value adjustments on contingent consideration liabilities as a result of business combinations. For further discussion on the Company’s fair value measurements and valuation methodologies, refer to Note 11 of the Notes to Consolidated Financial Statements.

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

Report of Independent Registered Public Accounting Firm

To The Board of Directors and the
Stockholders of Life Technologies Corporation

We have audited the accompanying consolidated balance sheets of Life Technologies Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(c). These financial statements and schedule are the responsibility of Life Technologies Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Life Technologies Corporation at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Life Technologies Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Diego, California
February 25, 2011

LIFE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$813,569	$596,587
Short-term investments	23,079	10,766
Restricted cash and investments	18,153	40,721
Trade accounts receivable, net of allowance for doubtful accounts of $10,389 and $10,809, respectively	587,456	591,058
Inventories, net	323,318	353,222
Deferred income tax assets	90,947	19,822
Prepaid expenses and other current assets	190,003	183,988

Total current assets	2,046,525	1,796,164

Long-term investments (includes none and $34,800 measured at fair value, respectively)	22,448	380,167
Property and equipment, net	847,984	829,032
Goodwill	4,372,073	3,783,806
Intangible assets, net	2,040,175	2,071,607
Deferred income tax assets	26,752	106,562
Other assets	130,242	148,402

Total assets	$9,486,199	$9,115,740

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$347,749	$481,701
Accounts payable	174,449	237,250
Restructuring accrual	9,326	26,548
Deferred compensation and related benefits	202,229	244,625
Deferred revenues and reserves	109,981	129,035
Accrued expenses and other current liabilities	248,661	203,139
Accrued income taxes	53,990	63,425

Total current liabilities	1,146,385	1,385,723

Long-term debt	2,727,624	2,620,089
Pension liabilities	145,298	155,934
Deferred income tax liabilities	557,982	693,256
Income taxes payable	114,726	118,084
Other long-term obligations	356,155	115,986

Total liabilities	5,048,170	5,089,072

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.01 par value, 6,405,884 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value, 400,000,000 shares authorized; 207,243,588 and 196,297,725 shares issued, respectively	2,072	1,963
Additional paid-in-capital	5,222,859	4,784,786
Accumulated other comprehensive income	96,612	51,968
Retained earnings	532,499	154,204
Less cost of treasury stock; 24,992,450 shares and 16,214,572 shares, respectively	(1,419,966)	(966,253)

Total Life Technologies stockholders’ equity	4,434,076	4,026,668
Noncontrolling interest	3,953	—
Total equity	4,438,029	4,026,668

Total liabilities and equity	$9,486,199	$9,115,740

See accompanying notes for additional information.

LIFE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Years Ended December 31,
	2010	2009	2008

Revenues	$3,588,094	$3,280,344	$1,620,323
Cost of revenues	1,188,199	1,173,057	592,696
Purchased intangibles amortization	293,754	282,562	86,875

Gross profit	2,106,141	1,824,725	940,752

Operating expenses:
Selling, general and administrative	1,023,179	987,116	499,312
Research and development	375,465	337,099	142,505
Purchased in-process research and development	1,650	1,692	93,287
Business consolidation costs	93,450	112,943	38,647

Total operating expenses	1,493,744	1,438,850	773,751

Operating income	612,397	385,875	167,001

Other income (expense):
Interest income	4,266	4,698	24,595
Interest expense	(152,322)	(192,911)	(85,061)
Loss on early extinguishment of debt	(54,185)	(12,478)	—
Gain on divestiture of equity investments	37,260	—	—
Other income (expense), net	(5,864)	9,362	5,704

Total other expense, net	(170,845)	(191,329)	(54,762)

Income before provision for income taxes	441,552	194,546	112,239
Income tax provision	(63,694)	(49,952)	(107,883)

Net income from continuing operations	377,858	144,594	4,356
Net income from discontinued operations (net)	—	—	1,358

Net income	377,858	144,594	5,714
Net loss attributable to noncontrolling interests	437	—	—

Net income attributable to Life Technologies	$378,295	$144,594	$5,714

Basic earnings per common share attributable to Life Technologies:
Net income from continuing operations	$2.06	$0.82	$0.05
Net income from discontinued operations	$—	$—	$0.01

Net income	$2.06	$0.82	$0.06

Diluted earnings per common share attributable to Life Technologies:
Net income from continuing operations	$1.99	$0.80	$0.04
Net income from discontinued operations	$—	$—	$0.01

Net income	$1.99	$0.80	$0.05

Weighted average shares used in per share calculations:
Basic	183,398	175,872	99,229
Diluted	190,591	181,415	103,685

See accompanying notes for additional information.

LIFE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands)

				Accumulated
			Additional	Other				Total Life Tech.
	Common Stock		Paid-in-	Comprehensive	Retained	Treasury Stock		Stockholders’	Noncontrolling
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Equity	Interests	Total Equity

Balance at December 31, 2007	107,039	$1,070	$2,588,941	$112,454	$3,896	(14,906)	$(859,236)	$1,847,125	$—	$1,847,125

Comprehensive Income:
Pension liability, net of deferred taxes	—	—	—	(39,545)	—	—	—	(39,545)	—	(39,545)
Unrealized loss on investments, net of deferred taxes	—	—	—	(11,434)	—	—	—	(11,434)	—	(11,434)
Translation adjustment	—	—	—	(160,282)	—	—	—	(160,282)	—	(160,282)
Net income	—	—	—	—	5,714	—	—	5,714	—	5,714

Comprehensive income								(205,547)	—	(205,547)
Common stock issuances for business combination	80,835	808	1,821,545	—	—	—	—	1,822,353	—	1,822,353
Common stock issuances under employee stock plans	1,554	16	46,161	—	—	—	—	46,177	—	46,177
Tax benefit of employee stock plans	—	—	3,851	—	—	—	—	3,851	—	3,851
Purchase of treasury shares	—	—	—	—	—	(1,198)	(100,242)	(100,242)	—	(100,242)
Issuance of restricted shares, net of repurchases for minimum tax liability	201	2	771	—	—	(55)	(4,942)	(4,169)	—	(4,169)
Amortization of stock-based compensation	—	—	46,990	—	—	—	—	46,990	—	46,990

Balance at December 31, 2008	189,629	$1,896	$4,508,259	$(98,807)	$9,610	(16,159)	$(964,420)	$3,456,538	$—	$3,456,538

Comprehensive Income:
Pension liability, net of deferred taxes	—	—	—	30,090	—	—	—	30,090	—	30,090
Unrealized gain on cash flow hedges, net of deferred taxes	—	—	—	3,006	—	—	—	3,006	—	3,006
Translation adjustment	—	—	—	117,679	—	—	—	117,679	—	117,679
Net income	—	—	—	—	144,594	—	—	144,594	—	144,594

Comprehensive income								295,369	—	295,369
Common stock issuances for business combination	760	8	38,930	—	—	—	—	38,938	—	38,938
Common stock issuances under employee stock plans	5,771	58	172,090	—	—	(7)	(240)	171,908	—	171,908
Tax benefit of employee stock plans	—	—	5,406	—	—	—	—	5,406	—	5,406
Purchase of treasury shares	—	—	—	—	—	—	—	—	—	—
Issuance of restricted shares, net of repurchases for minimum tax liability	137	1	(1)	—	—	(48)	(1,593)	(1,593)	—	(1,593)
Amortization of stock-based compensation	—	—	60,102	—	—	—	—	60,102	—	60,102

Balance at December 31, 2009	196,297	$1,963	$4,784,786	$51,968	$154,204	(16,214)	$(966,253)	$4,026,668	$—	$4,026,668

Comprehensive Income:
Pension liability, net of deferred taxes	—	—	—	(11,343)	—	—	—	(11,343)	—	(11,343)
Unrealized loss on cash flow hedges, net of deferred taxes	—	—	—	(15,418)	—	—	—	(15,418)	—	(15,418)
Translation adjustment	—	—	—	71,405	—	—	—	71,405	1,728	73,133
Net income	—	—	—	—	378,295	—	—	378,295	(437)	377,858

Comprehensive income								422,939	1,291	424,230
Common stock issuances for business combination	3,374	34	159,320	—	—	—	—	159,354	35,177	194,531
Purchase of subsidiaries shares	—	—	(5,393)	—	—	—	—	(5,393)	(32,515)	(37,908)
Common stock issuances under employee stock plans	4,428	44	131,933	—	—	(3)	(109)	131,868	—	131,868
Tax benefit of employee stock plans	—	—	29,763	—	—	—	—	29,763	—	29,763
Common stock issuances for convertible debt	2,403	24	43,409	—	—	—	—	43,433	—	43,433
Purchase of treasury shares	—	—	—	—	—	(8,442)	(436,629)	(436,629)	—	(436,629)
Issuance of restricted shares, net of repurchases for minimum tax liability	742	7	(8)	—	—	(333)	(16,975)	(16,976)	—	(16,976)
Amortization of stock-based compensation	—	—	79,049	—	—	—	—	79,049	—	79,049

Balance at December 31, 2010	207,244	$2,072	$5,222,859	$96,612	$532,499	(24,992)	$(1,419,966)	$4,434,076	$3,953	$4,438,029

See accompanying notes for additional information.

LIFE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$377,858	$144,594	$5,714
Adjustments to reconcile net income to net cash provided by operating activities, including effects of businesses acquired and divested:
Depreciation	122,978	115,691	45,677
Amortization of intangible assets	299,616	295,954	86,875
Amortization of deferred debt issuance costs	62,972	31,847	5,633
Amortization of inventory fair market value adjustments	940	62,747	33,957
Amortization of deferred revenue fair market value adjustment	7,015	34,791	7,136
Share-based compensation expense	79,049	60,102	46,990
Incremental tax benefits from stock options exercised	(21,053)	(14,058)	(18,538)
Deferred income taxes	(107,067)	18,252	36,177
Loss on disposal of assets	4,351	7,920	1,187
Gain on sale of equity investment	(37,260)	—	—
Purchase of in-process research and development	1,650	1,692	93,287
Debt discount amortization	38,035	42,866	40,159
Other non-cash adjustments	11,442	13,040	2,405
Changes in operating assets and liabilities:
Trade accounts receivable	(57,334)	(10,448)	(112,294)
Inventories	(21,456)	11,808	11,076
Prepaid expenses and other current assets	(14,281)	(3,576)	1,676
Other assets	(4,862)	(6,108)	1,624
Accounts payable	(62,889)	6,525	(22,192)
Accrued expenses and other liabilities	(2,680)	36,725	109,169
Income taxes	36,946	(122,751)	(9,936)
Cash impact of hedging activities	25,119	16,395	—

Net cash provided by operating activities	739,089	744,008	365,782

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	—	—	(3,513)
Maturities of available-for-sale securities	—	—	54,692
Purchases of investments	(26,733)	(11,363)	—
Proceeds from sale of investments	2,071	—	—
Net cash paid for business combinations	(343,387)	(55,036)	(2,827,802)
Net cash paid for asset purchases	(6,450)	(31,251)	(31,200)
Proceeds from asset divestiture	—	15,239	—
Net cash received for divestiture of equity investment	379,512	—	—
Purchases of property and equipment	(124,817)	(180,631)	(81,886)
Proceeds from sale of property and equipment	—	5,044	—

Net cash used in investing activities	(119,804)	(257,998)	(2,889,709)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term obligations	(2,320,299)	(425,000)	(3,117)
Proceeds from long-term obligations	2,288,277	—	2,435,600
Principal payments on short-term obligations	(127,000)	—	—
Proceeds from short-term obligations	127,000	—	—
Cash paid in business combination milestones and non-controlling interest acquisitions	(54,388)	—	—
Issuance cost payments on long-term obligations	(17,938)	—	(92,260)
Incremental tax benefits from stock options exercised	21,053	14,058	18,538
Proceeds from sale of common stock	131,346	171,238	47,825
Capital lease payments	(2,146)	(805)	—
Purchase of treasury stock	(453,713)	(1,832)	(105,184)

Net cash provided by (used in) financing activities	(407,808)	(242,341)	2,301,402
Effect of exchange rate changes on cash	5,505	16,988	(47,690)

Net increase (decrease) in cash and cash equivalents	216,982	260,657	(270,215)
Cash and cash equivalents, beginning of period	596,587	335,930	606,145

Cash and cash equivalents, end of period	$813,569	$596,587	$335,930

See accompanying notes for additional information.

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010, 2009 AND 2008

1.	BUSINESS ACTIVITY, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND SIGNIFICANT ACCOUNTS

Business Activity

Life Technologies Corporation is a global life sciences company dedicated to improving the human condition. Our systems, consumables and services enable scientific researchers and commercial markets to accelerate scientific exploration, leading to discoveries and developments that better the quality of life. Our products are also used in forensics, food and water safety and animal health testing and other industrial applications.

The Company delivers a broad range of products and services, including systems, instruments, reagents, software, and custom services. Our growing portfolio of products includes innovative technologies for capillary electrophoresis based sequencing, next generation sequencing, PCR, sample preparation, cell culture, RNA interference analysis, functional genomics research, proteomics and cell biology applications, as well as clinical diagnostic applications, forensics, animal, food, pharmaceutical and water testing analysis. The Company also provides our customers convenient and value-added purchasing options through thousands of sales and service professionals, e-commerce capabilities and onsite supply center solutions.

Principles of Consolidation

The consolidated financial statements include the accounts of Life Technologies Corporation and its majority owned or controlled subsidiaries, collectively referred to as Life Technologies (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation. When there is a portion of equity in an acquired subsidiary not attributable, directly or indirectly, to the parent, the Company records the fair value of the noncontrolling interests at the acquisition date and classifies the amounts attributable to noncontrolling interests separately in equity in the Company’s Consolidated Financial Statements. Any subsequent changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary are accounted for as equity transactions. For details on the noncontrolling interests, refer to Note 1 “Ownership Interest in Subsidiaries”.

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

Reclassifications and Segment Information

The Company has reclassified historically presented “sales and marketing” and “general and administrative” expense classifications on the Statement of Operations as one combined classification of “selling, general and administrative” costs as this reflects the underlying nature of the incurred costs. Additionally, the Company has reclassified the historical presentation of cash impact from hedging activities on the Statement of Cash Flows to align to the current year presentation.

The Company has assessed and determined it operates as one operating segment under the guidance of The Financial Accounting Standards Board (FASB) Accounting Standards Codification, or ASC, Topic 280, Segment

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reporting. The Company believes our chief operating decision maker (CODM) makes decisions based on the Company as a whole. In addition, the divisions within the Company share similar customers and types of products and services that derive revenues and have consistent product margins. Accordingly, the Company operates as one reporting segment. The Company disclosed the revenues for each of its internal divisions to allow the reader of the financial statements the ability to gain transparency into the operations of the Company in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We have restated historical divisional revenue information to conform to the current year presentation.

The reclassification had no impact on previously reported results of operations or financial position.

Concentrations of Risks

Approximately $712.3 million, $655.8 million and $367.4 million, or 20%, 21% and 23% of the Company’s revenues during the years ended December 31, 2010, 2009 and 2008, respectively, were derived from university and research institutions which management believes are, to some degree, directly or indirectly supported by the United States Government. If there were to be a significant change in current research funding, particularly with respect to the National Institute of Health, it could have a material adverse impact on the Company’s future revenues and results of operations.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-14, Revenue Arrangements Containing Software Elements, updating ASC Topic 605, Revenue Recognition. This guidance amends ASU 2009-13 to exclude from its scope all tangible products containing both software and non-software components that operate together to deliver the product’s essential functionality. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted; therefore, the Company has early adopted this pronouncement in the fiscal year beginning January 1, 2010 along with other related pronouncements. Upon adoption, the pronouncement did not have a material impact on its consolidated financial statements and is not expected to have a material impact on our future operating results.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements a Consensus of the FASB Emerging Issues Task Force, updating ASC Topic 605, Revenue Recognition. ASU 2009-13 requires multiple-deliverable arrangements to be separated using a selling price hierarchy for determining the selling price of a deliverable and significantly expands disclosure requirements of such arrangements. The selling price for each deliverable will be based on vendor-specific objective evidence (VSOE) if available, the third-party evidence if VSOE is not available, or estimated selling price if VSOE and third-party evidence are not available. Arrangement consideration will be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s estimated selling price. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted; therefore, the Company has adopted this pronouncement in the fiscal year beginning January 1, 2010. Upon adoption, the pronouncement did not have a material impact on its consolidated financial statements and is not expected to have a material impact on our future operating results.

Revenue Recognition

We derive our revenue from the sale of our products, services and technology. We recognize revenue from product sales upon transfer of title of the product or performance of services. Transfer of title generally occurs upon shipment to the customer. We generally ship to our customers FOB shipping point. Concurrently, we record provisions for warranty, returns, and installation based on historical experience and anticipated product performance. Revenue is not recognized at the time of shipment of products in situations where risks and rewards of ownership are transferred to the customer at a point other than upon shipment to the customer due to the shipping

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

terms, the existence of an acceptance clause, the achievement of milestones, or certain return or cancellation privileges. Revenue is recognized according to the shipping terms, at the time of customer acceptance, the lapse of acceptance provisions or cancellation privileges, or achievement of milestones. Service revenue is recognized over the period services are performed. If our shipping policies or sales terms were to change, materially different reported results could occur. In cases where customers order and pay for products and request that we store a portion of their order for them at our cost, we record any material up-front payments as deferred revenue in current or long-term liabilities, depending on the length of the customer prepayment, in the Consolidated Balance Sheets and recognize revenue upon shipment of the product to the customer. For instruments where installation is determined to be a separate earnings process, the portion of the sales price allocable to the fair value of the installation is deferred and recognized when installation is complete. We determine the fair value of the installation process based on technician labor billing rates, the expected number of hours to install the instrument based on historical experience, and amounts charged by third-parties. We continually monitor the level of effort required for the installation of our instruments to ensure that appropriate fair values have been determined. Deferred revenue, which includes customer prepayments and unearned service revenue, totaled $139.6 million at December 31, 2010.

We also enter into arrangements whereby revenues are derived from multiple deliverables. In these arrangements, the Company records revenue as separate elements if the delivered items have value to the customer on a standalone basis, and if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered items is considered probable and substantially in the seller’s control. Arrangement consideration should be allocated at the inception of the arrangement to all deliverables using the relative selling price method that is based on a three-tier hierarchy. The relative selling price method requires that the estimated selling price for each deliverable should be based on vendor-specific objective evidence (VSOE) of fair value, which represents the price charged for a deliverable when it is sold separately or for a deliverable not yet being sold separately, the price established by management having the relevant authority. When VSOE of fair value is not available, third-party evidence (TPE) of fair value is acceptable, or a best estimate of selling price if VSOE and TPE are not available. A best estimate of selling price should be consistent with the objective of determining the price at which we would transact if the deliverable were sold regularly on a standalone basis and also take into account market conditions and company specific factors. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s estimated selling price. Applicable revenue recognition criteria are also considered separately for separate units of accounting. Revenues from multiple-element arrangements involving license fees, up-front payments and milestone payments, which are received and/or billable in connection with other rights and services that represent our continuing obligations, are deferred until all applicable revenue recognition criteria are met for each separable element. Contract interpretation is normally required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and if so, how the price should be allocated among the multiple-elements, when to begin to recognize revenue for each element, and the period over which revenue should be recognized.

We recognize royalty revenue, including upfront licensing fees, when the amounts are earned and determinable during the applicable period based on historical activity, and make revisions for actual royalties received in the following quarter. Materially different reported results would be likely if any of the estimated royalty revenue were significantly different from actual royalties received; however, historically, these revisions have not been material to our consolidated financial statements. For those arrangements where royalties cannot be reasonably estimated, we recognize revenue on the receipt of cash or royalty statements from our licensees. Since we are not able to forecast product sales by licensees, royalty payments that are based on product sales by the licensees are not determinable until the licensee has completed their computation of the royalties due and/or remitted their cash payment to us. In addition, we recognize up-front nonrefundable license fees when due under contractual agreement, unless we have specific continuing performance obligations requiring deferral of all or a portion of these fees. If it cannot be concluded that a licensee fee is fixed or determinable at the outset of an arrangement, revenue is recognized as payments from third-parties become due. Should information on licensee product sales become available so as to enable us to recognize royalty revenue on an accrual basis, materially different revenues

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and results of operations could occur. Royalty revenue totaled $130.4 million, $122.4 million and $51.0 million for 2010, 2009 and 2008, respectively.

Revenue recorded under proportional performance for projects in process is designed to approximate the amount of revenue earned based on the percentage of efforts completed within the scope of the contractual arrangement. We undertake a review of these arrangements to determine the percentage of the work that has completed and the appropriate amount of revenue to recognize.

Shipping and handling costs are included in costs of sales. Shipping and handling costs charged to customers are recorded as revenue in the period the related product sales revenue is recognized.

Restricted Cash and Related Liabilities

The Company had restricted cash of $18.2 million and $40.7 million at December 31, 2010 and 2009, respectively, which was held in Rabbi Trusts for the payment of certain non-qualified pension plan liabilities or for the termination benefits that resulted from prior acquisitions and mergers. The funds are invested primarily in money market accounts. At December 31, 2010 and 2009, the Company had zero and $3.2 million, respectively, for termination benefit liabilities recognized in the restructuring accrual, and $18.3 million and $36.7 million, respectively, for non-qualified pension plan liabilities recognized in current liabilities and pension liabilities in our Consolidated Balance Sheets in association with the funds held in the Rabbi Trusts. Rabbi Trusts remain in place for the term of benefits payable, which in the case of non-qualified pension plans is the death of the participants or their designated beneficiaries. The Rabbi Trust assets are subject to the claims of the Company’s creditors in the event of the Company’s insolvency. No further contributions are required to be made to the Rabbi Trusts as of December 31, 2010.

Accounts Receivable

The Company provides reserves against trade receivables for estimated losses that may result from a customers’ inability to pay. The amount is determined by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers’ country or industry, historical losses and customer credit-worthiness. Bad debt expense is recorded as necessary to maintain an appropriate level of allowance for doubtful accounts in selling, general and administrative expense. Additionally, our policy is to fully reserve for all accounts with aged balances greater than one year, with certain exceptions determined necessary by management. Amounts determined to be uncollectible are charged or written off against the reserve. To date such doubtful accounts reserves, in the aggregate, have been adequate to cover collection losses.

Inventories

Inventories are generally stated at lower of cost (first-in, first-out method) or market. Cost is determined principally on the standard cost method for manufactured goods that approximates cost on the first-in, first-out method. The Company reviews the components of its inventory on a regular basis for excess, obsolete and impaired inventory and makes appropriate dispositions as obsolete inventory is identified. Reserves for excess, obsolete and impaired inventory were $92.4 million and $106.3 million at December 31, 2010 and 2009, respectively. Inventories include material, labor and overhead costs in addition to purchase accounting adjustments to write-up acquired inventory to estimated selling prices less costs to complete, costs of disposal and a reasonable profit allowance.

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories consist of the following at December 31:

(in thousands)	2010	2009

Raw materials and components	$87,557	$87,369
Work in process (materials, labor and overhead)	63,772	52,307
Finished goods (materials, labor and overhead)	171,989	213,546

Total inventories, net	$323,318	$353,222

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at December 31:

(in thousands)	2010	2009

Hedge assets	$15,189	$19,803
Prepaid expenses	70,395	67,851
Other current assets	104,419	96,334

Total prepaid expenses and other current assets	$190,003	$183,988

For details on hedging activity, refer to Note 11 of the Notes to Consolidated Financial Statements.

Fair Value of Financial Instruments

For details on the assets and liabilities subject to fair value measurements and the related valuation techniques used, and for details on derivative instruments, refer to Note 11 of the Notes to Consolidated Financial Statements.

We account for our financial instruments at fair value based on ASC Topic 820, Fair Value Measurements and Disclosures and ASC Topic 815, Derivatives and Hedging. In determining fair value, we consider both the credit risk of our counterparties and our own creditworthiness. ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value and establishes a framework for measuring fair value. The framework requires the valuation of investments using a three tiered approach. The Company reviews and evaluates the adequacy of the valuation techniques periodically. In the current year, there have not been any changes to the Company’s valuation methodologies.

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

The accounting for changes in fair value of a derivative instrument depends on the nature of the derivative and whether the derivative qualifies as a hedging instrument in accordance with ASC Topic 815, Derivatives and Hedging. Those hedging instruments that qualify for hedge accounting are included as an adjustment to revenue or interest expense, depending upon the underlying transactions the Company is hedging for. Those hedges that do not qualify for hedge accounting are included in non-operating income.

Valuation of Long-Lived Assets and Intangibles

The Company reviews long-lived assets and intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We periodically evaluate the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of our long-lived assets. The criteria used for these evaluations include management’s estimate of the asset’s continuing ability to generate income from operations and positive cash flow in future periods as well as the strategic significance of any intangible asset in the Company’s business objectives. If assets are considered to be impaired,

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets, which is determined by applicable market prices, when available. There was no material impairment loss recognized for long-lived assets during the years ended December 31, 2010, 2009 and 2008.

Property and Equipment

We capitalize major renewals and improvements that significantly add to productive capacity or extend the life of an asset. We expense repairs, maintenance, and minor renewals and improvements as incurred. We remove the cost of assets and related depreciation from the related accounts on the balance sheet when assets are sold, or otherwise disposed of, and any related gains or losses are reflected in current earnings. Leased capital assets are included in property and equipment. Depreciation of property and equipment under capital leases is included in depreciation expense. We compute depreciation expense of owned property and equipment based on the expected useful lives of the assets primarily using the straight-line method. We amortize leasehold improvements over their estimated useful lives or the term of the applicable lease, whichever is less.

Capitalized internal-use software costs include only those direct costs associated with the actual development or acquisition of computer software for internal use, including costs associated with the design, coding, installation and testing of the system. Costs associated with preliminary development, such as the evaluation and selection of alternatives, as well as training, maintenance and support are expensed as incurred. At December 31, 2010 and 2009 the Company had $129.0 million and $114.6 million in unamortized capitalized software costs, respectively. For the years ended December 31, 2010, 2009 and 2008, the Company amortized into expense $25.2 million, $19.6 million and $10.0 million, respectively, related to capitalized computer software costs.

Property and equipment consist of the following at December 31:

	Estimated
	Useful Life
(in thousands)	(in years)	2010	2009

Land	—	$139,638	$134,647
Building and improvements	1-50	449,962	397,052
Machinery and equipment	1-10	413,004	371,325
Internal use software	1-10	207,904	163,056
Construction in process	—	59,236	109,781

Total gross property and equipment		1,269,744	1,175,861
Accumulated depreciation and amortization		(421,760)	(346,829)

Total property and equipment, net		$847,984	$829,032

Other Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated useful lives. Amortization expense related to intangible assets associated with product sales for the years ended December 31, 2010, 2009 and 2008 was $293.8 million, $282.6 million and $86.9 million, respectively. During the year ended December 31, 2010, according to ASC Topic 805, Business Combinations, $74.9 million of acquired in-process research and development was capitalized and assigned an indefinite life. Such assets will be accounted for as indefinite life intangible assets subject to annual impairment test, or earlier if an event or circumstance indicates that impairment may have occurred, until completion or abandonment of the acquired projects. Upon reaching the end of the research and development project, the Company will amortize the acquired in-process research and development over its estimated useful life or expense the acquired in-process research and development should the research and development project be unsuccessful with no future alternative use. In connection with acquisitions, $1.7 million, $1.7 million and $93.3 million of the purchase price was allocated to in-process research and development and expensed in the Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008, respectively, according to SFAS 141, Accounting for Business Combinations. In addition, the Company recorded

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$0.8 million, $9.7 million and $0.8 million of amortization expense in other income (expense) for the years ended December 31, 2010, 2009 and 2008 respectively, in connection with its former joint venture investment.

Intangible assets consist of the following:

	December 31, 2010			December 31, 2009
	Weighted	Gross		Weighted	Gross
	average	carrying	Accumulated	average	carrying	Accumulated
(in thousands)	life	amount	amortization	life	amount	amortization

Amortized intangible assets:
Purchased technology	7 years	$1,227,942	$(797,694)	7 years	$1,109,976	$(705,015)
Purchased tradenames and trademarks	9 years	323,863	(120,573)	9 years	307,785	(75,485)
Purchased customer base	12 years	1,441,781	(305,865)	12 years	1,423,383	(167,856)
Other intellectual properties	6 years	299,586	(111,216)	5 years	248,964	(80,396)

		$3,293,172	$(1,335,348)		$3,090,108	$(1,028,752)

Intangible assets not subject to amortization:
Purchased tradenames		$7,451			$7,451
In-process research and development		74,900			2,800

Estimated amortization expense for amortizable intangible assets owned as of December 31, 2010 for each of the five succeeding fiscal years is as follows:

(in thousands)

Years Ending December 31,
2011	$303,916
2012	287,576
2013	275,077
2014	233,516
2015	215,985

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

The Company performs its goodwill impairment tests annually during the fourth quarter of its fiscal year and earlier if an event or circumstance indicates that impairment has occurred. The Company utilized a discounted cash flow analysis to estimate the fair value of each reporting unit. The evaluation included management estimates of cash flow projections based on an internal strategic review. Key assumptions from this strategic review included revenue growth, future gross and operating margin growth, and the Company’s weighted cost of capital. The Company also used internal allocations of assets and liabilities and Company specific discount rates to determine the estimated value of each reporting unit. Based on this analysis, the Company determined that no impairment exists at October 1, 2010. No indicators of impairments were noted through December 31, 2010 and consequently, no impairment charge has been recorded during the year.

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 are as follows:

(In thousands)	Total

Balance at December 31, 2008	$3,574,779
Purchase adjustments of income tax considerations	(20,789)
Other adjustments	148,162
Goodwill acquired during the year	31,156
Foreign currency translation	50,498

Balance at December 31, 2009	$3,783,806

Purchase adjustments of income tax considerations	(4,944)
Other adjustments	1,265
Goodwill acquired during the year	593,297
Foreign currency translation	(1,351)

Balance at December 31, 2010	$4,372,073

As the Company finalized its purchase price allocation related to the AB acquisition in 2009, the Company made purchase adjustments for certain income tax considerations, established its restructuring plan, as well as finalized other miscellaneous adjustments, driving the increase in other adjustments during 2009. Goodwill acquired during 2010 primarily consisted of the goodwill acquired from the Ion Torrent acquisition. See Note 2 “Business Combinations” for further details on business acquisitions.

Product Warranties

We accrue warranty costs for product sales at the time of shipment, or when the associated revenue is recognized, based on historical experience as well as anticipated product performance. Our product warranties extend over a specified period of time ranging up to two years from the date of sale depending on the product subject to warranty. The product warranty accrual covers parts and labor for repairs and replacements covered by our product warranties. We periodically review the adequacy of our warranty reserve, and adjust, if necessary, the warranty percentage and accrual based on actual experience and estimated costs to be incurred. At December 31, 2010 and 2009, the outstanding balance of product warranties was $7.2 million and $12.6 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at December 31:

(in thousands)	2010	2009

Accrued hedge liabilities	$46,290	$21,138
Accrued royalties	64,552	57,399
Accrued warranty	7,177	12,586
Accrued other	130,642	112,016

Total accrued expenses	$248,661	$203,139

Research and Development Costs

Costs incurred in research and development activities are expensed as incurred. Research and development costs incurred for collaborations that generate revenue where there are specific product deliverables, research and development services incurred for defined performances or other design specifications are recorded in cost of sales. During the years ended December 31, 2010, 2009 and 2008 research and development expenses were $375.5 million, $337.1 million and $142.5 million, respectively.

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accounting for Share-Based Compensation

The Company accounts for share-based compensation under the guidance prescribed by ASC Topic 718, Compensation—Stock Compensation. The Company uses the Black-Scholes option-pricing model (Black-Scholes model) to estimate the fair value of share-based compensation cost at the grant date, which is recognized as expense over the employee’s requisite service period for all share-based awards granted and adjusted by modification or cancellation as necessary. For details on the share-based compensation recognized and assumptions used, refer to Note 10 “Employee Stock Plans”.

Computation of Earnings Per Share

Basic earnings per share was computed by dividing net income attributable to Life Technologies by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur from the following items:

•	Convertible senior notes where the effect of those securities is dilutive;
•	Dilutive stock options and restricted stock units;
•	Dilutive performance awards; and
•	Dilutive Employee Stock Purchase Plan (ESPP)

Computations for basic and diluted earnings per share for the years ending December 31, 2010, 2009 and 2008 are as follows:

	Net Income	Shares
(in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount

2010
Basic earnings per share:
Net income attributable to Life Technologies	$378,295	183,398	$2.06

Diluted earnings per share:
Dilutive stock options and restricted stock units	—	4,647
Employee Stock Purchase Plan	—	108
Dilutive performance awards	—	66
2% Convertible Senior Notes due 2023	44	2,109
1 1/2% Convertible Senior Notes due 2024	127	73
3 1/4% Convertible Senior Notes due 2025	—	190

Net income attributable to Life Technologies plus assumed conversions	$378,466	190,591	$1.99

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options and restricted stock units		3,396

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Net Income	Shares
(in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount

2009
Basic earnings per share:
Net income attributable to Life Technologies	$144,594	175,872	$0.82

Diluted earnings per share:
Dilutive stock options and restricted stock units	—	3,372
Employee Stock Purchase Plan	—	63
Dilutive performance awards	—	400
2% Convertible Senior Notes due 2023	170	1,693
3 1/4% Convertible Senior Notes due 2025	—	15

Net income attributable to Life Technologies plus assumed conversions	$144,764	181,415	$0.80

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		6,683
1 1/2% Convertible Senior Notes due 2024		8,821
2008
Basic earnings per share:
Net income from continuing operations attributable to Life Technologies	$4,356
Net income from discontinued operations, net of tax attributable to Life Technologies	1,358

Total basic earnings	$5,714	99,229	$0.06

Diluted earnings per share:
Dilutive stock options and restricted stock units	—	2,248
Employee Stock Purchase Plan	—	28
Dilutive performance awards	—	357
2% Convertible Senior Notes due 2023	97	1,746
1 1/2% Convertible Senior Notes due 2024	38	77

Net income from continuing operations plus assumed conversions attributable to Life Technologies	4,491
Net income from discontinued operations, net of tax attributable to Life Technologies	1,358

Total diluted earnings	$5,849	103,685	$0.05

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		4,420
3 1/4% Convertible Senior Notes due 2025		7,124

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, including unrealized gains and losses that are excluded from the Consolidated Statements of Operations, is reported as a separate component in stockholders’ equity. The unrealized gains and losses include foreign currency translation adjustments, unrealized gains or losses from hedging transactions, and pension liability adjustments, net of tax.

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated other comprehensive income, net of taxes, consists of the following at December 31,

(in thousands)	2010	2009

Foreign currency translation adjustment	$158,106	$86,701
Unrealized loss on hedging transactions	(23,846)	(8,428)
Pension liability adjustment	(37,648)	(26,305)

	$96,612	$51,968

Ownership Interest in Subsidiaries

The effects of changes in the Company’s ownership interest in its subsidiaries during the years ended December 31, 2010 and 2009 are as follows:

(in thousands)	2010	2009

Net income attributable to Life Technologies	$378,295	$144,594
Decrease in Life Technologies’ paid-in capital for purchases of subsidiaries’ shares	(5,393)	—

Change from net income attributable to Life Technologies and transfers to noncontrolling interests	$372,902	$144,594

Discontinued Operations

The components of discontinued operations relate to the sale of the Company’s BioReliance business unit and its subsidiary, BioSource Europe, S.A. for the periods presented are as follows:

	Year Ended December 31,
(in thousands)	2010	2009	2008

Net revenues	$—	$—	$—
Cost of revenues	—	—	—

Gross profit	—	—	—
Operating expenses	—	—	—
Impairment of goodwill	—	—	—
Non-operating income	—	—	857

Net income from discontinued operations before income taxes	—	—	857
Income tax benefit	—	—	501

Net income from discontinued operations	$—	$—	$1,358

During the fiscal year 2007, the Company completed the sale of its BioReliance subsidiary to Avista Capital Partners and also finalized the sale of BioSource Europe, S.A., a diagnostic business located in Belgium, to a private investor group. Net proceeds from these divestitures less cash spent as part of the disposal process were $209.9 million. The Company accounted for its discontinued operations in accordance with ASC Topic 205-20, Discontinued Operations.

2.	BUSINESS COMBINATIONS

Insignificant Business Combinations

During 2010 and 2009, the Company completed several acquisitions that were not—individually or collectively—considered material to the overall consolidated financial statements and the results of the Company’s operations. These acquisitions have been included in the consolidated financial statements from the respective dates of the acquisitions. Certain acquisitions included contingent consideration that requires the Company to continuously assess and adjust the fair value of the contingent consideration liabilities, if necessary, until the settlement or

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expiration of contingency occurs. The Company has included summary information around acquisitions during the reporting period to supplement the Company’s Consolidated Balance Sheets, Statement of Operations and Statement of Cash Flows.

On October 1, 2010, the Company acquired all outstanding equity shares of Ion Torrent with an upfront payment of $375.0 million, and time and technology based milestones of $350.0 million. The acquisition includes a $50.0 million milestone, which was earned and paid in November 2010 and a subsequent milestone of $300.0 million that, if earned, will be paid in January 2012, all of which milestones are paid with a combination of cash and the Company’s common stock. The Company issued, as part of the upfront payment and satisfaction of the $50.0 million milestone, 3.4 million shares of common stock through December 31, 2010, or the equivalent of $159.3 million, and cash in the amount of $263.2 million. In performing the accounting for the transaction, all consideration transferred was measured at its acquisition date fair value.

Ion Torrent has developed a new method of DNA sequencing by enabling a direct connection between chemical and digital information through the use of proven semiconductor technology. Ion Torrent’s proprietary chip-based sequencing represents a new paradigm in DNA sequencing by using PostLighttm sequencing technology, the first of its kind to eliminate the cost and complexity associated with the extended optical detection currently used in all other sequencing platforms. The result is a sequencing system that is simpler, faster, less expensive and more scalable than other sequencing technologies.

The purchase price exceeded the value of acquired tangible and identifiable intangible assets, and therefore the Company has allocated such excess to goodwill. The goodwill is related to estimated synergies in the purchase price and non-capitalizable intangible assets, such as employee workforce, acquired in association with the acquisition. With this merger, the Company expects to benefit from synergies created by combining Ion Torrent’s proprietary technologies, product pipeline and R&D capabilities with the Company’s commercial channel, sample preparation, sequencing automation, informatics, and reagent expertise. The goodwill is not expected to be deductible for tax purposes.

The Company is still finalizing the allocation of the purchase price, therefore, the purchase price allocation or the provisional measurements of intangible assets, goodwill and deferred income tax assets may be adjusted if the Company recognizes additional assets or liabilities to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. The Company expects to complete the allocation of purchase price during fiscal year 2011.

The components of the preliminary purchase price allocation at the acquisition date and the purchase price consideration transferred at December 31, 2010 are as follows:

Purchase Consideration:
(in thousands)

Cash paid to Ion Torrent security holders	$263,200
Fair value of common stock issued to Ion Torrent security holders	159,300
Contingent consideration	260,800

$683,300

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allocation of Purchase Price:
(in thousands)

Cash acquired	$18,000
Current assets	1,800
Acquired intangible assets	145,100
In-process research and development	74,900
Goodwill	504,300
Noncurrent assets	27,400
Liabilities assumed	(88,200)

$683,300

The acquired identified intangible assets are as follows:

Acquired Intangible Assets	Weighted
(in thousands)	Average Life

Purchased technologies	6 years	$104,800
In-process research and development	NA	74,900
Purchased patents and trade secrets	7 years	40,300

		$220,000

The purchased technologies and purchased patents and trade secrets include the technologies that support the Personal Genome Machine PGMtm and the next several generations derived from the same technologies applied to PGMtm technologies. The Company amortizes these intangible assets based on the straight line method of amortization over periods that expected cash flows of the acquired intangibles are generated. The Company allocated $74.9 million of the purchase price of Ion Torrent to purchased in-process research and development, or IPR&D. The IPR&D assets are capitalized as indefinite lived assets, and are subject to impairment review at least annually or at a time a triggering event indicates a possible impairment, until the completion or abandonment of the associated research and development efforts. Upon completion, the capitalized assets will be amortized at their respective projected remaining useful life as of the completion date, as assessed on the completion date.

The merger agreement with Ion Torrent contained an aggregate $350.0 million of milestone arrangements, which under ASC Topic 805, Business Combinations, the Company is required to fair value contingent consideration at the date of acquisition. The $300.0 million milestone was considered contingent consideration and fair valued at the acquisition date. The $50.0 million milestone was assessed at 100% probability of occurring, and therefore considered a financing arrangement and accrued at the acquisition date. The $50.0 million milestone was paid in cash and in the Company’s common stock in November 2010. The contingent consideration was fair valued at $260.8 million at the date of acquisition by applying a weighted average probability on the achievement of the technological milestones based on the assessment developed during the valuation process, then deriving the present value of the outcome from the time at which the obligation is settled, by applying a discount rate that incorporated a market participant’s view of the risk associated with the expected milestone payment. The Company will assess the fair value of contingent consideration periodically with subsequent revisions reflected in the Statement of Operations.

Some transactions related to the Ion Torrent acquisition were accounted for separately from the acquisition purchase price because they represented separate units of accounting. In the acquisition agreement, unvested stock options were accelerated and milestone payments to certain continuing employees are contingent upon future employment. As a result, a portion of upfront payments and milestone payments are deemed compensatory in nature and thus expensed in the Statement of Operations at the date of acquisition or accrued over the periods which the post acquisition services are rendered, respectively. For the year ended December 31, 2010, the Company expensed $17.3 million in the Statement of Operations related to the acceleration of unvested stock options.

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Divestiture of Equity Investment

In January 2010, the Company completed the sale of its 50% ownership stake in the Applied Biosystems/MDS Analytical Technologies Instruments joint venture and selected assets and liabilities directly attributable to the joint venture to Danaher Corporation for $428.1 million in cash, excluding transactions costs, and recorded a gain of $37.3 million in other income in Consolidated Statements of Operations for the year ended December 31, 2010. Included in the sale was the carrying value of the equity investments of $330.4 million, accounts receivable of $71.3 million, net inventory of $55.1 million, other current assets of $17.6 million, long-term assets of $13.7 million, accounts payable of $9.8 million, other current liabilities of $80.8 million, and long-term liabilities of $6.7 million. The transaction allows the Company to focus on its core competencies for biological solutions in life science research, genomic medicine, molecular diagnostics and applied markets. The Company acquired the joint venture as a part of the merger with AB consummated in November 2008. The Company accounted for its investment in the joint venture using the equity method which required us to show our share of earnings or losses from the investment in other income as a single amount in accordance with the guidance in ASC Topic 323, Investments—Equity Method and Joint Ventures. At December 31, 2009, the investment value in the equity was $337.4 million and was included in long-term investments in the Consolidated Balance Sheets.

Business Consolidation Costs

The Company continues to integrate recent and pending acquisitions and divestitures into its operations and recorded approximately $93.5 million, $112.9 million and $38.6 million in 2010, 2009 and 2008, respectively, primarily related to integration and restructuring efforts, including severance and site consolidation currently underway related to various mergers, acquisitions and divestitures. In association with the AB merger the Company has undergone a separate restructuring plan, details of which are included at Note 12 “Restructuring Costs”.

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	GEOGRAPHIC INFORMATION

Information by geographic area for the years ended December 31, is as follows:

(in thousands)	2010	2009	2008

Product and service sales to unrelated customers located in(1):
Americas:
United States	$1,394,799	$1,236,637	$688,304
Other Americas	191,457	157,891	72,226

Total Americas	1,586,256	1,394,528	760,530

Europe	1,087,523	1,083,487	540,057
Asia Pacific	716,152	622,897	261,119
Other Foreign	67,799	57,018	7,580

Total product and service revenue	3,457,730	3,157,930	1,569,286
Total other revenue	130,364	122,414	51,037

Total revenue	$3,588,094	$3,280,344	$1,620,323

Net long-lived assets located in(2):
Americas:
United States	$710,475	$707,994
Other Americas	3,357	3,493

Total Americas	713,832	711,487

Europe:
United Kingdom	48,763	50,631
Other Europe	40,176	26,870

Total Europe	88,939	77,501

Asia Pacific	41,742	38,489
Other Foreign	3,471	1,555

Total net long-lived assets	$847,984	$829,032

(1)	Product and service revenues exclude royalties since they are not allocated on a geographic basis.

(2)	Net long-lived assets relate to the Company’s property, plant and equipment. The Company does not allocate other long-term assets by location.

4.	LINES OF CREDIT

Under the Credit Agreement, the Company entered into a revolving credit facility of $250.0 million (the Revolving Credit Facility) with Bank of America, N.A in November 2008. In May 2010, the Company amended and restated the Credit Agreement, expanding the Revolving Credit Facility to $500.0 million for the purpose of general working capital, capital expenditures, and/or other capital needs. Fees associated with the Revolving Credit Facility include a commitment fee for unused funds ranging from 25.0 to 50.0 basis points; letter of credit fees ranging from 150.0 to 250.0 basis points; and interest on borrowings accrued at the Company’s election based on base rate borrowing or Eurocurrency rate borrowing. The base rate borrowing rate is a margin of 50.0 to 150.0 basis points plus the higher of a) the Federal Funds Rate plus 50.0 basis points, b) Bank of America’s prime rate, or c) the Eurocurrency rate plus 100.0 basis points. The Eurocurrency borrowing rate is a margin of 150.0 to 250.0 basis points plus the Eurocurrency borrowing rate. Margins and fees are based on a rate table specified in the agreement and determined by the Company’s consolidated leverage ratio for the period. As of December 31, 2010, the Company has issued $13.9 million of letters of credit under the Revolving Credit Facility and accordingly, the remaining available credit is $486.1 million. The applicable borrowing rate would have been 1.80% and 2.75% at December 31, 2010 and 2009, respectively.

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010 and 2009, foreign subsidiaries in China, India, Mexico and Japan had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The credit facilities bear interest at fixed rates or based on the TIBOR rate. Under these lines of credit, the United States dollar equivalent of these facilities totaled $13.5 million and $13.4 million at December 31 2010 and 2009, respectively, of which $0.2 million and zero was outstanding at December 31, 2010 and 2009, respectively.

5.	LONG-TERM DEBT

Long-term debt consists of the following at December 31:

(in thousands)	2010	2009

3.375% Senior Notes (principal due 2013), net of unamortized discount	$249,914	$—
4.400% Senior Notes (principal due 2015), net of unamortized discount	498,592	—
3.500% Senior Notes (principal due 2016), net of unamortized discount	399,360
6.000% Senior Notes (principal due 2020), net of unamortized discount	748,565	—
5.000% Senior Notes (principal due 2021), net of unamortized discount	398,224
2% Convertible Senior Notes (principal due 2023), net of unamortized discount	—	339,595
1 1/2% Convertible Senior Notes (principal due 2024) , net of unamortized discount	428,356	409,858
3 1/4% Convertible Senior Notes (principal due 2025), net of unamortized discount	345,360	336,481
Term Loan A	—	1,330,000
Term Loan B	—	642,500
Secured Loan	—	34,800
Capital Leases	7,002	8,556

Total debt	3,075,373	3,101,790
Less current portion	(347,749)	(481,701)

Total Long-term debt	$2,727,624	$2,620,089

Maturities of the long-term debt listed above at December 31, 2010, are as follows:

		Imputed
		Interest On
		Minimum
		Lease Payments	Net
	Gross	Under Capital	Long-Term
(in thousands)	Maturities	Leases	Debt

Years Ending December 31,
2011	$347,988	$(239)	$347,749
2012	430,936	(235)	430,701
2013	251,857	(177)	251,680
2014	251	(23)	228
2015	498,725	(12)	498,713
Thereafter	1,546,316	(14)	1,546,302

Total	$3,076,073	$(700)	$3,075,373

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Senior Notes

On February 10, 2010, the Company filed a prospectus that allows the Company to issue in one or more offerings, senior or subordinated debt securities covered by the prospectus by filing a prospectus supplement that contains specific information about the securities and specific terms being offered. In aggregate, the Company has issued a principal amount of $2,300.0 million of fixed unsecured and unsubordinated Senior Notes (the “Notes”) as of December 31, 2010, of which $1,500.0 million were offered in February 2010 and $800.0 million were offered in December 2010. During February 2010, the Company issued $1,500.0 million of fixed rate unsecured notes which consisted of an aggregate principal amount of $250.0 million of 3.375% Senior Notes due 2013 (the “2013 Notes”) at an issue price of 99.95%, an aggregate principal amount of $500.0 million of 4.40% Senior Notes due 2015 (the “2015 Notes”) at an issue price of 99.67% and an aggregate principal amount of $750.0 million of 6.00% Senior Notes due 2020 (the “2020 Notes”) at an issue price of 99.80%. During December 2010, the Company issued an additional $800.0 million of fixed rate unsecured notes which consisted of an aggregate principal amount of $400.0 million of 3.50% Senior Notes due 2016 (the “2016 Notes”) at an issue price of 99.84% and an aggregate principal amount of $400.0 million of 5.00% Senior Notes due 2021 (the “2021 Notes”) at an issue price of 99.56%.

As a result, the Company recorded an aggregate $3.3 million of debt discounts for the 2013 Notes, 2015 Notes and 2020 Notes at the time of issuance in February 2010, and an aggregate $2.4 million of debt discounts for the 2016 Notes and 2021 Notes at the time of issuance in December 2010. At December 31, 2010, the unamortized debt discount balance was $2.9 million for the 2013 Notes, 2015 Notes, and 2020 Notes, and $2.4 million for the 2016 Notes and 2021 Notes. The debt discounts are amortized over the lives of the associated Notes using the effective interest method.

The aggregate net proceeds from the offering in February 2010 were $1,484.8 million after deducting the debt discount as well as an underwriting discount of $11.9 million. Total deferred financing costs associated with the issuance of these senior notes were $14.4 million, including the $11.9 million underwriting discount and $2.5 million of legal and accounting fees. The aggregate net proceeds from the offering in December 2010 were $791.6 million after deducting the debt discount as well as underwriting discounts of $6.0 million. Total deferred financing costs were $7.4 million, including the $6.0 million underwriting discount and $1.4 million of legal and accounting fees.

At December 31, 2010, the unamortized issuance costs for the Senior Notes were $12.7 million for the February 2010 offering, which are expected to be recognized over a weighted average period of 6.8 years, and $7.4 million for the December 2010 offering, which are expected to be recognized over a weighted average period of 7.7 years. The Company recognized aggregate interest expense, net of hedging transactions, of $65.3 million and $1.6 million for the February 2010 offering and December 2010 offering, respectively, for the year ended December 31, 2010 based on the effective interest rates of 3.39%, 4.47%, 3.53%, 6.03%, and 5.06% for the 2013, 2015, 2016, 2020 and 2021 Notes, respectively, with interest payments due semi-annually.

The Company, at its option, may redeem the Notes (prior to October 15, 2020 for the 2021 Notes) in whole or in part at any time at a redemption price equal to the greater of 100% of the principal amount of the notes to be redeemed and the sum of the present values of the remaining scheduled payments of the notes to be redeemed discounted on a semi-annual basis at a treasury rate equal to a comparable United States Treasury Issue at the redemption date plus 25 basis points for the 2016 Notes, 30 basis points for the 2013 Notes, the 2015 Notes, and the 2021 Notes, and 35 basis points for the 2020 Notes, plus accrued and unpaid interest through the date of redemption, if any. Commencing on October 15, 2020, the Company may redeem the 2021 Notes, in whole or in part, at any time, at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest through the redemption date. Upon the occurrence of a change of control of the Company that results in a downgrade of the notes below an investment grade rating, the indenture requires under certain circumstances that the Company makes an offer to purchase then outstanding Senior Notes equal to 101% of the principal amount plus any accrued and unpaid interest to the date of repurchase.

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The indentures governing the Senior Notes contain certain covenants that, among other things, limit the Company’s ability to create or incur certain liens and engage in sale and leaseback transactions. In addition, the indenture limits the Company’s ability to consolidate, merge, sell, convey, transfer, lease or otherwise dispose of all or substantially all of its property and assets. These covenants are subject to certain exceptions and qualifications.

During the year ended December 31, 2010, the Company entered into forward interest rate swap agreements for a notional amount totaling $1,500.0 million for a certain part of Senior Notes issuances. These agreements were to hedge the variability in future probable interest payments attributable to changes in the benchmark interest rate from the date the Company entered into the forward interest rate swap agreements to the date the Company issued the Senior Notes. These agreements effectively hedged a series of semi-annual future interest payments to the fixed interest rates for forecasted debt issuances. The Company recorded total proceeds of $4.3 million from the forward interest rate swaps in accumulated other comprehensive income, which will be reclassified to interest expense in the same period during which the hedged transactions affect interest expense.

The entire net proceeds from the 2013, 2015, and 2020 Notes offering in February 2010 were used to repay the outstanding balance of term loan A and term loan B, together with the net of tax proceeds from the sale of our 50% ownership stake in the Applied Biosystems/MDS Analytical Technologies Instruments joint venture and selected assets and liabilities directly attributable to the joint venture, and cash on hand. The net proceeds from the 2016 and 2021 Notes offering in December 2010 will be used for general corporate purposes, which may include the repayment of existing indebtedness.

The Credit Agreement

In November 2008, the Company entered into a $2,650.0 million credit agreement (the Credit Agreement) consisting of a revolving credit facility of $250.0 million, a term loan A facility of $1,400.0 million, and a term loan B facility of $1,000.0 million to fund a portion of the cash consideration paid for the AB merger. During February 2010, the Company used the proceeds from the issuance of the Senior Notes, the net of tax proceeds from the sale of its 50% ownership stake in the Applied Biosystems/MDS Analytical Technologies Instruments joint venture and selected assets and liabilities directly attributable to the joint venture, along with cash on hand to pay off the entire outstanding term loan principal of $1,972.5 million, which consisted of the carrying value of $1,330.0 million of term loan A and $642.5 million of term loan B, plus respective accrued interest due on the date of repayment. The Company recognized a loss of $54.2 million on unamortized deferred financing costs associated with the repayments of term loan A and term loan B during the year ended December 31, 2010. After the repayment of the term loans, the Credit Agreement was amended and restated related to the revolving credit facility. For details on the revolving credit facility, refer to Note 4 “Lines of Credit”.

The Company entered into interest rate swaps with a $1,000.0 million notional amount in January 2009 to convert a portion of variable rate interest payments of term loan A to fixed rate interest payments. As a result of the repayment of term loan A in February 2010, the Company de-designated and terminated the interest rate swaps in accordance with ASC Topic 815, Derivatives and Hedging, as the underlying transaction was no longer probable of occurring. The Company recognized a $12.9 million loss in conjunction with the termination of the interest rate swaps during the year ended December 31, 2010.

The contractual interest rates the Company made the interest payments on from the inception of the loan to the date of retirement were from 2.75% to 3.91% on term loan A based on LIBOR plus 2.5%, and from 5.25% to 6.00% on term loan B based on the base rate plus 2.0%. The Company recognized aggregate interest expense, net of hedging transactions, of $11.0 million and $113.8 million during the years ended December 31, 2010 and December 31, 2009, respectively. During the year ended December 31, 2008, the Company recognized aggregate interest expense on the term loans, net of hedging transactions, of $12.8 million.

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Convertible Senior Notes

Effective January 1, 2009, the Company adopted a bifurcation requirement prescribed by ASC Topic 470-20, Debt with Conversion and Other Options, with retrospective application for our then outstanding $1,150.0 million of Convertible Senior Notes, which consisted of $350.0 million related to the 2% Convertible Senior Note (2023 Note), $450.0 million related to the 1 1/2% Convertible Senior Note (2024 Note) and $350.0 million related to the 3 1/4% Convertible Senior Note (2025 Note). Upon adoption of the provision, the Company retroactively recognized the carrying amount of $100.0 million, $129.8 million, and $47.6 million for the equity components of the 2023, 2024 and 2025 Notes, respectively, with deferred tax impacts of $39.1 million, $50.7 million and $18.6 million for the 2023, 2024 and 2025 Notes, respectively, and a liability component classified in long-term debt of $250.0 million, $320.2 million and $302.4 million for the 2023, 2024 and 2025 Notes, respectively. The terms of the 2023 Notes, 2024 Notes, and 2025 Notes require the Company to settle the par value of such notes in cash and deliver shares only for the excess, if any, of the notes’ conversion value based on conversion prices of $34.12, $51.02, and $49.13 per share, respectively, over their par values.

At December 31, 2010, the Company carried unamortized debt discounts of $21.6 million and $4.6 million for the 2024 and 2025 Notes, respectively, which are expected to be recognized over a weighted average period of 1.0 year. At December 31, 2009 the Company carried unamortized debt discounts of $10.4 million, $40.4 million and $13.5 million for the 2023, 2024 and 2025 Notes, respectively. The Company recognized total interest cost of $60.2 million, $67.9 million, and $65.3 million for the years ended December 31, 2010, 2009, and 2008, respectively, based on the effective interest rates of 7.21%, 6.10% and 5.95% for the 2023, 2024 and 2025 Notes, respectively. The interest expense consisted of $22.2 million, $25.1 million, and $25.1 million of contractual interest based on the stated coupon rate and $38.0 million, $42.8 million and $40.2 million of amortization of the discount on the liability component for the years ended December 31, 2010, 2009, and 2008, respectively.

Costs incurred to issue the convertible senior notes totaled $7.6 million for the 3 1/4% Notes, $9.3 million for the Old 1 1/2% Notes, and $9.3 million for the Old 2% Notes. Finance costs (excluding legal and accounting fees) incurred to conduct the exchange of the Old Notes totaled $1.8 million ($0.8 million related to the Old 2% Notes and $1.0 million related to the Old 1 1/2% Notes). These costs have been deferred and included in other assets in the Consolidated Balance Sheets and amortized over the terms of the respective debt using the effective interest method. In conjunction with the adoption of the bifurcation provision, the Company applied the guidance to the Company’s debt issuance costs. As a result, the Company allocated the underlying issuance costs associated with the Convertible Senior Notes to equity in the same ratio as when determining the appropriate debt discount. The Company allocated $6.9 million to equity with a deferred tax impact of $2.7 million, and reduced the amount of the debt issuance costs by $6.9 million. At December 31, 2010 and 2009, the unamortized balances of the issuance costs were $1.8 million and $4.6 million, respectively.

The indenture allowed holders of our 2023 Notes to require the Company to purchase all or a portion of the 2023 Notes at par plus accrued and unpaid interest at the earliest on August 1, 2010 and it also permitted the Company to redeem, in whole or in part, the 2023 Notes at the Company’s option on or after August 1, 2010. During July 2010, the Company notified the holders of 2023 Notes its intention to redeem all of the outstanding 2023 Notes on August 6, 2010 at par value. In response to the Company’s announcement and prior to the August 6, 2010 redemption date, Note holders holding a total principal value of $347.8 million exercised their option to exercise the redemption and conversion feature. As a result, total cash consideration of $347.8 million and 2.4 million shares of the Company’s common stock was issued to settle the par value and the excess of the Notes’ conversion value based on a conversion price of $34.12 per share. On August 6, 2010, the Company redeemed all of the remaining outstanding 2023 Notes for cash at par value. The amortization of debt discount and the issuance cost for the 2023 Notes was completed in July 2010, commensurate with the holder conversion option date. The Company did not recognize any gain or loss on the settlement of the 2023 Notes.

During the second quarter of 2010, the Company reclassified the carrying value of the 2025 Notes from long-term debt to current liabilities according to the respective indenture, which allows our holders of the 2025 Notes to

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company issued the 2023 Notes in August 2003, the 2024 Notes in February 2004, and the 2025 Notes in June 2005.

In June, 2005, the Company sold the 2025 Notes to certain qualified institutional investors at par value. Including the exercise of the over-allotment option, the total size of the offering was $350.0 million. After expenses, net proceeds to the Company were $343.0 million. Interest is payable on the 2025 Notes semi-annually. In addition to the coupon interest of 3.25%, additional interest of 0.225% of the market value of the 2025 Notes may be required to be paid per six-month period beginning June 15, 2011, if the market value of the 2025 Notes during a specified period is 120% or more of the 2025 Notes’ principal value. The holders of the 2025 Notes may require the Company to repurchase all or a portion of the 2025 Notes for 100% of the principal amount, plus any accrued and unpaid interest, on June 15, 2011, 2015 and 2020 or upon the occurrence of certain fundamental changes. Prepayment of amounts due under the 2025 Notes will be accelerated in the event of bankruptcy or insolvency and may be accelerated by the trustee or holders of 25% of the 2025 Notes’ principal value upon default of payment of principal or interest when due for over thirty days, the Company’s default on its conversion or repurchase obligations, the failure of the Company to comply with any of its other agreements in the 2025 Notes or indenture, or upon cross-default by the Company or a significant subsidiary for failure to make a payment at maturity or the acceleration of other debt of the Company or a significant subsidiary, in either case exceeding $50.0 million. The terms of the 2025 Notes require the Company to settle the par value of the 2025 Notes in cash and deliver shares only for the excess, if any, of the conversion value (based on a conversion price of $49.13) over the par value.

In February 2004 and August 2003, the Company issued $450.0 million principal amount of the 2024 Notes (the Old 2024 Notes) due February 15, 2024 and $350.0 million principal amount of the 2023 Convertible Senior Notes (the Old 2023 Notes) due August 1, 2023 to certain qualified institutional buyers, respectively. After expenses, the Company received net proceeds of $440.1 million and $340.7 million for the Old 2024 Notes and Old 2023 Notes, respectively. Interest on the Old Notes was payable semi-annually. In addition to the coupon interest of 1 1/2% and 2%, additional interest of 0.35% of the market value of the Old Notes may have been required to be paid beginning February 15, 2012 and August 1, 2010, if the market value of the Old Notes during specified testing periods was 120% or more of the principal value, for the Old 2024 Notes and the Old 2023 Notes. This contingent interest feature was an embedded derivative with a de minimis value, to which no value had been assigned at issuance of either of the Old Notes or subsequently. The Old Notes were issued at 100% of principal value, and were convertible into shares of common stock at the option of the holder, subject to certain conditions described below, at a price of $51.02 and $34.12 per share for the Old 2024 Notes and Old 2023 Notes, respectively. The Old Notes were to be redeemed, in whole or in part, at the Company’s option on or after February 15, 2012 (for the Old 2024 Notes) and August 1, 2010 (for the Old 2023 Notes) at 100% of the principal amount. In addition, the holders of the Old Notes may have required the Company to repurchase all or a portion of the Old Notes for 100% of the principal amount, plus accrued interest, on three separate dates per their issuance agreement. The Old Notes also contained restricted convertibility features that did not affect the conversion price of the notes but, instead, placed restrictions on the holder’s ability to convert their notes into shares of the Company’s common stock (conversion shares). Holders were able to convert their Old Notes into shares of the Company’s common stock prior to stated maturity.

During December 2004, the Company offered up to $350.0 million and $450.0 million aggregate principal amount of 2% Convertible Senior Notes due 2023 (the New 2023 Notes) and 2024 Convertible Senior Notes due 2024 (the New 2024 Notes), respectively, in a non-cash exchange for any and all outstanding balance, that were validly tendered on that date. Approximately 99% or $446.5 million of the Old 2024 Notes have been exchanged by their holders for New 2024 Notes as of December 31, 2010. The New 2024 Notes carry the same rights and attributes as the Old 2024 Notes except for the following: the terms of the New 2024 Notes require the Company to settle the par value of such notes in cash and deliver shares only for the excess, if any, of the notes’ conversion value

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(based on a conversion price of $51.02) over their par values. As such, the Company uses the treasury stock equivalent method to calculate diluted earnings per share, as if the New 2024 Notes were outstanding since date of issuance, the date the Old 2024 Notes were issued.

In the event of a change of control of the Company, the holders of the 2025 Notes, the Old 2024 Notes and the New 2024 Notes each have the right to require the Company to repurchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of the notes plus all accrued and unpaid interest.

Secured Loan

The Company held auction rate securities with UBS Investment Bank (UBS). However, beginning in February 2008, a significant number of auction transactions failed because sell orders exceeded buy orders. As a result of the failed auctions, the Company held illiquid securities because the funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. To respond to the matter, UBS announced that it has agreed to a settlement in principle with the Securities and Exchange Commission (SEC) and other state regulatory agencies represented by North American Securities Administrators Association to restore liquidity to all remaining clients who held auction rate securities. Consequently, in November 2008, UBS loaned $35.6 million in cash to the Company which equaled the par value of the auction rate securities the Company held at that time, without recourse, and with the auction rate securities serving as collateral with interest charges accruing at the same rate as the yields earned on the underlying securities. In July 2010, the Company settled the entire remaining outstanding principal balance of $29.0 million of auction rate securities the Company held with UBS, plus interest earned thereon, with the $29.0 million of loan principal balance outstanding with UBS plus interest accrued thereon. The Company did not recognize any net gain or loss in association with this settlement. For information on auction rate securities, see Note 11 of the Notes to Consolidated Financial Statements.

6.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain equipment and office and manufacturing facilities under operating leases, which expire through December 2048. Certain rental commitments provide for escalating rental payments and certain commitments have renewal options extending through various years. Rent expense under operating leases was $49.7 million, $56.4 million and $24.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. Sublease income totaled $1.2 million, $2.9 million and $1.3 million for the years ending December 31, 2010, 2009 and 2008, respectively.

Future minimum lease commitments and sublease rentals for operating leases at December 31, 2010 are as follows:

	Lease	Sublease
(in thousands)	Commitments	Rentals	Net

Years Ending December 31,
2011	$43,331	$1,071	$42,260
2012	35,420	787	34,633
2013	28,487	—	28,487
2014	24,544	—	24,544
2015	19,451	—	19,451
Thereafter	101,142	—	101,142

	$252,375	$1,858	$250,517

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guarantees

The Company is a guarantor of a pension plan benefit that was assumed in conjunction with the AB merger, that is accounted for under the ASC Topic 460, Guarantees. As part of the divestiture of the Analytical Instruments business in 1999 by AB, the purchaser of the Analytical Instruments business has agreed to pay for the pension benefits for employees of a former German subsidiary. However, the Company was required to guarantee payment of these pension benefits should the purchaser fail to do so, as these payment obligations were not transferable to the buyer under German law. The guaranteed payment obligation is approximately at $54.4 million at December 31, 2010, which is not expected to have a material adverse effect on the Consolidated Financial Statements.

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

Licensing and Purchasing Agreements

The Company develops, manufactures and sells certain products under several licensing and purchasing agreements. The licensing agreements require royalty payments based upon various percentages of sales or profits from the products. Terms of the licensing agreements generally range from the remaining life of the patent up to 20 years and initial costs are amortized over periods from seven to ten years, not to exceed their terms, using various methods, including the straight-line method. To maintain exclusivity, certain of the licensing agreements require guaranteed minimum annual royalty payments. Total royalty expense was $87.1 million, $85.2 million and $38.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. The Company also has purchase agreements, which expire on various dates through 2013, under which it is obligated to purchase a minimum amount of raw materials and finished goods each year through the expiration of the contracts and certain capital expenditure commitments.

Future minimum guaranteed royalties and unconditional purchase obligations at December 31, 2010 are as follows:

(in thousands)

Years Ending December 31,
2011	$58,322
2012	9,473
2013	7,816
2014	1,890
2015	1,376
Thereafter	1,183

$80,060

Letters of Credit

The Company had outstanding letters of credit totaling $36.7 million at December 31, 2010, of which $10.7 million was to support liabilities associated with the Company’s self-insured worker’s compensation

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

programs, $3.4 million was to support its building lease requirements, $18.9 million was to support performance bond agreements, and $3.7 million was to support duty on imported products.

Executive Employment Agreements

The Company has employment contracts with key executives that provide for the continuation of salary if terminated for reasons other than cause, as defined in those agreements. At December 31, 2010, future employment contract commitments for such key executives were approximately $35.6 million. In certain circumstances, the employment agreements call for the acceleration of equity vesting. Those figures are not reflected in the above information.

Acquisition-Related Contingent Obligations

The Company may have future payment obligations due to the contingent consideration arrangements agreed to between the Company and the respective sellers in conjunction with business combinations entered into during the current and prior years. Such payments are based on certain technological milestones, patent milestones or the achievement of targeted sales milestones. According to the ASC Topic 805, Business Combinations, the Company records these obligations at fair value at the time of acquisition with subsequent fair value adjustments to the contingent consideration reflected in the line items of the Consolidated Statement of Operations commensurate with the nature of the contingent consideration. At December 31, 2010 and 2009, $263.3 million and $8.8 million, respectively, of contingent consideration liabilities are included in “other long-term liabilities” in the Consolidated Balance Sheets. During the year ended December 31, 2010, the Company recorded a reduction to cost of revenues for fair value adjustments identified during the period associated with contingent consideration liabilities of $6.3 million. The Company did not record any such adjustments during the year ended December 31, 2009. For the acquisitions the Company accounted for as asset purchases, contingent consideration liabilities are recorded and become an additional element of cost of the acquired assets when the contingency is resolved. During each of the years ended December 31, 2010 and December 31, 2009, $1.7 million of the contingent payments were earned and expensed. Some acquisitions do not limit the maximum payment amount, nor restrict the payment deadlines. For more information on our business combination accounting, see Note 2 of the Notes to Consolidated Financial Statements.

Environmental Liabilities

As a result of previous mergers and acquisitions, the Company assumed certain environmental exposure liabilities. At December 31, 2010, aggregate undiscounted environmental reserves were $8.0 million, including current reserves of $4.2 million. Based upon currently available information, the Company believes that it has adequately provided for these environmental exposures and that the outcome of these matters will not have a material adverse effect on its Consolidated Statement of Operations.

Intellectual Properties

The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including protection of its owned and licensed intellectual property. The Company accrues for such contingencies when it is probable that a liability is incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. Specific contingent liabilities for royalty obligations related to acquired businesses have been recorded on the Company’s consolidated financial statements at December 31, 2010.

Litigation

The Company is subject to other potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted. These matters have arisen in the ordinary course and conduct of

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company’s business, as well as through acquisitions and some are expected to be covered, at least partly, by insurance. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters, which are pending or may be asserted, could be decided unfavorably to the Company. Although the amount of liability at December 31, 2010, with respect to these matters cannot be ascertained, the Company believes that any resulting liability would not materially affect the Company’s consolidated financial statements.

7.	INCOME TAXES

The differences between the United States federal statutory tax rate and the Company’s effective tax rate are as follows for the years ended December 31:

	2010	2009	2008

Statutory United States federal income tax rate	35.0%	35.0%	35.0%
State income tax	1.2	0.9	1.0
Foreign earnings taxed at non-United States rates	(13.3)	(21.6)	(15.4)
Repatriation of other foreign earnings, net of related benefits	0.9	28.6	53.7
Benefits from global restructuring activities	(3.8)	—	—
Credits and incentives	(3.9)	(4.2)	(4.3)
Audit settlements	(2.5)	(0.3)	(1.2)
Non-deductible in-process research and development	0.1	—	29.1
Permanent differences	0.8	0.9	0.6
Valuation allowance	0.5	(10.2)	—
Changes in tax rate	—	(2.8)	—
Interest on accruals	0.3	2.0	1.0
Other	(0.9)	(2.6)	(3.4)

Effective income tax rate	14.4%	25.7%	96.1%

Pretax income summarized by region for the years ended December 31 is as follows:

(in thousands)	2010	2009	2008

United States	$111,805	$(175,020)	$(40,842)
Foreign	329,747	369,566	153,081

Total pretax income	$441,552	$194,546	$112,239

The income tax provision (benefit) consists of the following for the years ended December 31:

(in thousands)	2010	2009	2008

Current:
Federal	$90,153	$111,557	$27,064
State	22,046	5,644	3,377
Foreign	126,014	87,777	37,458

Total current provision	238,213	204,978	67,899
Deferred:
Federal	(147,756)	(114,041)	53,447
State	(23,397)	(7,077)	(862)
Foreign	(5,352)	(8,682)	(9,734)

Total deferred provision	(176,505)	(129,800)	42,851
Changes in tax rate	(98)	(5,401)	—
Changes in valuation allowance	2,084	(19,825)	(2,867)

Total provision	$63,694	$49,952	$107,883

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred tax assets and liabilities are composed of the following at December 31:

(in thousands)	2010	2009

Deferred tax assets:
Tax loss and other carryforwards	$93,794	$102,641
Inventory adjustments	29,599	33,266
Accruals and reserves	134,501	77,868
Postretirement obligations	140,642	152,490
Capitalized research and development	72,652	101,613
Other comprehensive income	15,181	2,632

Total gross deferred tax assets	486,369	470,510
Less valuation allowance	(21,956)	(18,695)

Total net deferred tax assets	464,413	451,815
Deferred tax liabilities:
Acquired intangibles	(714,784)	(848,441)
Unremitted earnings	(44,901)	(65,073)
Fixed assets	(31,439)	(11,886)
Convertible senior notes	(115,406)	(144,150)

Total deferred tax liabilities	(906,530)	(1,069,550)

Net deferred tax liabilities	$(442,117)	$(617,735)

ASC Topic 740, Income Taxes clarifies the accounting for uncertain tax positions and prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under the topic, tax benefits shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially, and subsequently, be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and all relevant facts. Disclosure requirements are also revised to include an annual tabular rollforward of unrecognized tax benefits.

The following table summarizes the activity related to our unrecognized tax benefits:

(in thousands)	2010	2009	2008

Gross unrecognized tax benefits at January 1	$121,644	$74,904	$27,784
Increases in tax positions for prior years	76,071	32,997	26
Decreases in tax positions for prior years	(21,155)	(3,772)	(1,293)
Increases in tax positions for current year relating to ongoing operations	9,765	10,316	5,981
Decreases in tax positions for current year relating to ongoing operations	(16,688)	—	—
Increases in tax positions as a result of a lapse in statute of limitations	—	204	—
Increases in tax positions for current year relating to acquisition	152	18,529	46,200
Increases in tax positions for prior year relating to acquisition	1,408	—	—
Decreases in tax positions for prior year relating to acquisition	(13,908)	(11,534)	—
Decreases in tax positions due to settlements with taxing authorities	(4,592)	—	(3,794)

Gross unrecognized tax benefits at December 31	$152,697	$121,644	$74,904

Included in the gross uncertain tax benefits balance at December 31, 2010 are $48.8 million of tax deductions for which there is uncertainty only regarding the timing of the tax benefit. In the event these deductions are deferred

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to a later period, it would accelerate the payment of cash to the taxing authority. Other than potential interest and penalties, such deferral would have no impact on tax expense. Of the $152.7 million of gross unrecognized tax benefits, $80.8 million, if recognized, would reduce our income tax expense and effective tax rate. Included in the $80.8 million is $1.6 million of gross uncertain tax benefits associated with current year acquisitions that would reduce our income tax expense and effective tax rate only if recognized after the applicable measurement period as described in ASC Topic 805, Business Combinations.

The Company has resolved the United States federal tax audit of certain acquired company pre-acquisition tax years. As a result of the examination, the Company released approximately $11.4 million of acquired tax reserves through income tax expense.

In accordance with the disclosure requirements as described in ASC Topic 740, Income Taxes, the Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. For the twelve months ended December 31, 2010, 2009 and 2008, the Company recognized approximately $6.1 million, $7.1 million and $3.2 million, respectively, in interest and penalties in the Consolidated Statement of Operations. The Company had approximately $15.8 million for the payment of interest and penalties accrued at December 31, 2010 in the Consolidated Balance Sheets compared to $9.8 million accrued at December 31, 2009.

It is reasonably possible that there will be a reduction to the balance of unrecognized tax benefits of up to $24.6 million in the next twelve months due to United States federal, Connecticut, Massachusetts and United Kingdom audit settlements expected in 2011. The reduction is primarily attributable to agreements with taxing authorities on positions involving inventory capitalization, amortization and depreciation.

The United States’ federal audit cycle covering the consolidated income tax returns for the years ended 2006 and 2007 is expected to be completed in 2011. In November 2010, the Internal Revenue Service started its 2008-2009 federal audit cycle. After the United States’ federal examinations of the 2006 through 2009 tax years conclude, the remaining year subject to federal examination will be 2010. The remaining years subject to state examination are 2006 through 2010.

The Company is subject to routine compliance reviews on various tax matters around the world in the ordinary course of business. Currently, income tax audits are in underway Canada, Italy, Singapore, the United Kingdom, and the United States. Years open, and therefore subject to tax examination, in the foreign jurisdictions are 2006 through 2010. The impact on the Consolidated Statement of Operations is not anticipated to be material.

The Company had provided for United States deferred tax liabilities associated with the earnings of foreign acquired subsidiaries as part of the acquisition of Applied Biosystems, Inc. in November of 2008. With the exception of these acquired earnings and these entities’ earnings generated in 2009, the Company maintains the position that all other foreign earnings are to be indefinitely reinvested. While the Company has provided $44.9 million of taxes related to the acquired foreign unremitted earnings that are to be repatriated, taxes on approximately $459.8 million of other undistributed earnings of foreign subsidiaries have not been provided for at December 31, 2010. Management considers the various cash requirements in the United States, the tax impact of repatriating each subsidiary’s earnings and the reasonably anticipated working capital needs of the foreign subsidiaries in determining the Company’s reinvestment policy. It is not practicable to determine the amount of deferred income taxes payable in the event we change our assertion and decide to repatriate all unremitted foreign earnings in the future.

Under ASC Topic 718, Compensation—Equity Compensation, the fair value of share-based compensation is required to be recognized as an expense, and the tax benefit associated with such compensation will continue to be credited to additional paid-in-capital, but only to the extent the excess tax benefits have not already been recognized in the Statement of Operations. The excess tax benefit associated with employee stock plans were estimated to reduce income taxes payable by $21.1 million, $13.9 million and $2.4 million for 2010, 2009 and 2008, respectively.

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2010, the Company had $119.8 million, $50.9 million and $24.1 million of federal, state and foreign net operating loss (NOL) carryforwards, respectively, that were obtained from acquired companies throughout the years. There were also state and foreign tax credit carryforwards of $50.4 million and $1.5 million, respectively. The federal and state NOL carryforwards begin to expire in 2019. Approximately $0.2 million of the foreign NOL carryforwards begin to expire in 2015, while the remainder carries forward indefinitely. Federal tax credit carryforwards begin to expire in 2012 and state tax credits carry forward indefinitely.

The Company also had federal, state and foreign capital loss carryforwards of $43.8 million, $305.2 million and $0.5 million, respectively. Federal and state capital loss carryforwards begin to expire in 2012; foreign capital losses carry forward indefinitely. All of these capital losses are fully offset by a valuation allowance due to uncertainty surrounding the future taxable capital gain income in the foreseeable future. An additional valuation allowance of $2.1 million was recorded against certain deferred tax assets related to increased capital losses realized, but not yet recognized for tax purposes on capital investments.

Due to the “change of ownership” provision of the Tax Reform Act of 1986, utilization of the Company’s net operating loss and credit carryforwards may be subject to an annual limitation against taxable income in future periods. As a result of any future ownership changes, the annual limitation under IRC § 382 and § 383 may expire before ultimately becoming available to reduce future income tax liabilities.

The Company continues to benefit from reduced tax rates in Singapore and Israel. Singapore’s taxing authority granted the Company pioneer company status which provides an incentive encouraging companies to undertake activities that have the effect of promoting economic or technological development in Singapore. This incentive equates to a tax exemption on earnings associated with the Company’s manufacturing activities and continues through June 30, 2014. The Company qualifies for an incentive tax benefit in Israel which provides for a reduced 3.5% tax rate on earnings from its subsidiary in Israel. This incentive has been granted for an indefinite period given minimum sales and investment levels are maintained. The impact of the tax holiday in Singapore decreased Singapore taxes by $21.2 million, $20.1 million and $0.6 million for 2010, 2009 and 2008, respectively. As residual United States deferred tax liabilities were provided on the 2008 and 2009 earnings of Singapore, income tax expense was reduced only for the 2010 reduction in Singapore taxes. The impact of the tax holiday in Israel decreased both taxes paid and income tax expense by $1.5 million, $1.0 million and $0.8 million for 2010, 2009 and 2008, respectively.

8.	COMMON STOCK, PREFERRED STOCK AND PREFERRED STOCK PURCHASE RIGHTS PLAN

Common Stock Authorized Shares

The Company has authorized 400 million shares of common stock.

Preferred Stock Authorized Shares

The Company has authorized 6,405,884 shares of preferred stock of which no shares were outstanding at December 31, 2010 and 2009. Upon issuance, the Company has the ability to define the terms of the preferred shares, including voting rights, liquidation preferences, conversion and redemption provisions and dividend rates.

Preferred Stock Purchase Rights Plan

The Company has a Preferred Stock Purchase Rights Plan under which stockholders received one “right” to purchase one one-hundredth of a share of Series B Preferred Stock for each outstanding share of common stock held of record at the close of business on March 30, 2001. The rights, which will initially trade with the common stock, become exercisable to purchase one one-hundredth of a share of Series B Preferred Stock, at $250.00 per right, when a person acquires 15% or more of the Company’s common stock or announces a tender offer that could result in such person owning 15% or more of the common stock. Each one one-hundredth of a share of Series B Preferred

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock has terms designed to make it substantially the economic equivalent of one share of common stock. Prior to a person acquiring 15%, the rights can be redeemed for $0.001 each by action of the Board of Directors. Under certain circumstances, if a person acquires 15% or more of the common stock, the rights permit the Company stockholders other than the acquirer to purchase the Company’s common stock having a market value of twice the exercise price of the rights, in lieu of the Series B Preferred Stock. In addition, in the event of certain business combinations, the rights permit purchase of the common stock of an acquirer at a 50% discount. Rights held by the acquirer will become null and void in both cases. The rights expire on April 1, 2011. The rights distribution will not be taxable to stockholders.

Stock Repurchase Program

In December 2010, the Board of Directors of the Company approved a program (the December 2010 program), authorizing management to repurchase up to $500.0 million of common stock. As of December 31, 2010, no shares were purchased under the December 2010 program.

In July 2010, the Board of Directors of the Company approved a program (the July 2010 program) authorizing management to repurchase up to $520.0 million of common stock over the next two years. During the year ended December 31, 2010, the Company repurchased 8.4 million shares at a total cost of $436.6 million under the July 2010 program. The cost of repurchased shares is included in treasury stock and reported as a reduction in total equity when a repurchase occurs.

In July 2007, the Board of Directors of the Company approved a program (the July 2007 program) authorizing management to repurchase up to $500.0 million of common stock, of which $265.0 million was not used to purchase shares. This program expired in July 2010. No shares were repurchased under this program in 2009 and 2010. The cost of repurchased shares were included in treasury stock and reported as a reduction in total equity.

The Company’s employee stock plan, further discussed in Note 10 “Employee Stock Plans”, allows for certain net share settlement of stock awards. The Company accounts for the net share settlement withholding as a treasury share repurchase transaction.

9.	EMPLOYEE BENEFIT PLANS

401(k) Profit Sharing Plans

In December 2009, the Board of Directors of the Company approved the merger of the Employee 401(k) Savings Plan of Applied Biosystems, Inc. (the “AB Plan”) into the Invitrogen Corporation 401(k) Savings and Investment Plan (the “Invitrogen Plan”). Effective January 1, 2010, the surviving Plan (the Invitrogen Plan) was renamed the Life Technologies Corporation 401(k) Savings and Investment Plan. The Company may make matching contributions in amounts as determined by the Board of Directors. The Life Technologies Plan allows each eligible employee to voluntarily make pre-tax deferred salary contributions subject to regulatory and plan limitations. For each dollar a participant contributes up to 6% of their salary, the plan offers a 75% match. The Company made matching contributions of $22.2 million for the years ended December 31, 2010 to the Life Technologies Corporation 401(k) Savings and Investment Plan. Prior to the merger of Invitrogen Plan and AB Plan, the Invitrogen Plan allowed each eligible employee to voluntarily make pre-tax deferred salary contributions subject to regulatory and plan limitations. During the years ended December 31, 2009 and 2008, the Company made matching contributions of $5.6 million and $5.1 million respectively, to the Invitrogen Plan. The Company assumed the AB Plan in conjunction with its merger with Applied Biosystems in 2008. The AB Plan covered domestic employees that were employed by Applied Biosystems prior to its merger and new hires of the Company post merger who worked for legacy Applied Biosystems offices until transferring the AB plan into the Invitrogen Plan in January 2010. During the years ended December 31, 2009 and 2008, the plan offered a dollar-for-dollar matching of up to 6% salary contributions, and the Company made matching contributions of $14.7 million and $1.2 million, respectively.

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pension and Postretirement Plans

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

The Company assumed the Applied Biosystems’ qualified pension plan, non-qualified supplemental benefit plans, and postretirement benefit plans upon the merger with Applied Biosystems. The qualified pension plan covers a portion of former Applied Biosystems’ worldwide employees. Pension benefits earned are generally based on years of service and compensation during active employment. The Company also sponsors nonqualified supplemental benefit plans for select domestic employees who were hired by Applied Biosystems prior to July 1, 1999. The accrual of future service benefits for all participants was frozen as of June 30, 2004. Benefits earned under the plan will be paid out under the plan provisions. These supplemental plans are unfunded, however, Applied Biosystems prior to its acquisition had established a rabbi trust, through which the assets may be used to pay non-qualified plan benefits. The rabbi trust assets are subject to the claims of the Company’s creditors in the event of the Company’s insolvency. Plan participants are general creditors of the Company with respect to these benefits. The value of the assets held by these trusts, included in restricted cash on the Consolidated Balance Sheets, was $18.2 million at December 31, 2010. The assumed postretirement benefit plans are unfunded, however, it’s partially funded by insurance policies. The plan provides healthcare and life insurance benefits to domestic employees who retire under the domestic pension plan provisions and satisfy certain service and age requirements. In addition, employees hired prior to January 1, 1993 also receive subsidized retirement medical benefits. Generally, medical coverage pays a stated percentage of most medical expenses, and in some cases, participants pay a co-payment. Benefits are reduced for any deductible and for payments made by Medicare or other group coverage. The Company shares the cost of providing these benefits with retirees.

The Company also has a qualified pension plan for substantially all United States employees that were employed by Life Technologies Inc. prior to its acquisition by the Company in September 2000. The domestic pension plan provides benefits that are generally based upon a percentage of the employee’s highest average compensation in any consecutive five-year period in the ten years before retirement. The Company froze this plan effective December 31, 2001. The Company will continue to administer the plan but benefits will no longer accrue. The Company also sponsors nonqualified supplementary retirement plans for certain former senior management of Life Technologies Inc. and Dexter Corp., which were acquired in 2000. The Company has life insurance policies on the lives of participants designed to provide sufficient funds to materially recover all costs of the plans. In addition to the above plans, the Company sponsors nonqualified executive supplemental plans for certain former senior managers of Dexter and Life Technologies Inc. that provide for a target benefit based upon a percentage of the average annual compensation during the highest five consecutive years of the last ten years before retirement, which benefit is then combined with other work related benefits payable to the participant. These nonqualified supplementary retirement plans and nonqualified executive supplemental plans are unfunded. The Company also administers the Dexter Postretirement Health and Benefit Program (the Dexter PRMB Plan), which provides health and life benefits to certain retired participants who are not employees of the Company but were employees of Dexter prior to the sale of their businesses and prior to the Company’s merger with Dexter. The Dexter PRMB Plan is fully funded.

The Company also provides a non-qualified deferred compensation plan in which certain executives elect to defer compensation to a future period. The Company holds assets and liabilities of $28.6 million associated with the deferred compensation plan, located on the Consolidated Balance Sheet in long term other assets and other long term obligations.

The retirement benefits for most employees of foreign operations are generally provided by government sponsored or insured programs and, in certain countries, by defined benefit plans. The Company has defined benefit

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The funded status of the Company’s pension and postretirement plans and amounts recognized at December 31, 2010 and 2009 were as follows:

	Domestic Pension Plans		Foreign Pension Plans		Postretirement Plans
(in thousands)	2010	2009	2010	2009	2010	2009

Change in benefit obligation:
Benefit obligation at beginning of year	$734,082	$698,274	$110,364	$96,983	$42,316	$66,871
Service cost	1,045	302	3,641	4,638	188	193
Interest cost	41,521	37,173	5,537	5,092	3,359	3,481
Plan participants’ contributions	—	—	374	440	2,169	2,181
Plan amendments	—	1,277	—	—	(2,961)	(18,297)
Actuarial (gain) loss	40,731	61,305	3,521	(1,269)	2,500	(3,653)
Curtailment gain	—	(278)	(1,622)	—	—	—
Special termination benefit	—	672	1,204	1,269	—	—
Benefits and administrative expenses paid	(45,548)	(64,643)	(3,486)	(3,695)	(8,164)	(9,460)
Settlements	(16,773)	—	(1,061)	—	—	—
Medicare subsidies received	—	—	—	—	894	1,000
Plan transfer out due to divestiture	—	—	(5,984)		—	—
Foreign currency exchange rate changes	—	—	(2,694)	6,906	—	—

Benefit obligation at end of year	755,058	734,082	109,794	110,364	40,301	42,316

Change in plan assets:
Fair value of plan assets at beginning of year	627,822	548,398	79,588	62,237	5,658	5,148
Actual return on plan assets	70,019	118,288	6,473	4,718	469	510
Employer contributions	36,115	25,779	8,587	10,181	5,101	6,279
Plan participants’ contributions	—	—	374	440	2,169	2,181
Benefits and administrative expenses paid	(45,548)	(64,643)	(3,486)	(3,695)	(8,164)	(9,460)
Settlements	(16,773)	—	(1,061)	—	—	—
Medicare subsidies received	—	—	—	—	894	1,000
Foreign currency exchange rate changes	—	—	(3,154)	5,707	—	—

Fair value of plan assets at end of year	671,635	627,822	87,321	79,588	6,127	5,658

Funded status	(83,423)	(106,260)	(22,473)	(30,776)	(34,174)	(36,658)
Unrecognized actuarial loss	59,774	43,052	5,092	5,771	12,653	11,722
Unrecognized prior service cost (credit)	1,161	1,219	—	—	(19,584)	(17,289)

Net amount recognized	$(22,488)	$(61,989)	$(17,381)	$(25,005)	$(41,105)	$(42,225)

Amounts recognized in the consolidated balance sheets consist of:
Other long term assets	$—	$—	$7,221	$7,211	$1,465	$335
Current liabilities	(2,353)	(23,503)	(1,713)	(1,273)	(5,059)	(5,108)
Noncurrent liabilities	(81,070)	(82,757)	(27,981)	(36,714)	(30,580)	(31,885)
Accumulated other comprehensive (income) loss	60,935	44,271	5,092	5,771	(6,931)	(5,567)

Net amount recognized	$(22,488)	$(61,989)	$(17,381)	$(25,005)	$(41,105)	$(42,225)

Accumulated benefit obligation	$755,058	$734,082	$97,339	$96,547	$40,301	$42,316

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The projected benefit obligations, accumulated benefit obligations and fair values of plan assets for the pension and postretirement plans with accumulated benefit obligations in excess of plan assets at December 31 were as follows:

	Domestic		Foreign		Postretirement
	Pension Plans		Pension Plans		Plans
(in thousands)	2010	2009	2010	2009	2010	2009

Projected benefit obligation	$755,058	$734,082	$25,593	$78,797	$35,640	$36,993
Accumulated benefit obligation	755,058	734,082	21,634	73,796	35,640	36,993
Fair value of plan assets	671,635	627,822	432	43,491	—	—

Other changes in plan assets and benefit obligations recognized in other comprehensive income for the period ended December 31, 2010, amounts recognized in accumulated other comprehensive income at December 31, 2010 and the amounts in accumulated other comprehensive income expected to be amortized into fiscal year 2011 net periodic benefit expense are as follows:

	Domestic	Foreign	Postretirement
(in thousands)	Pension Plans	Pension Plans	Plans

Actuarial loss	$12,612	$156	$2,466
Prior service credit	—	—	(2,959)
Amortization or settlement recognition of net gain (loss)	4,110	(573)	(1,536)
Amortization of prior service credit (cost)	(58)	—	665
Effect of exchange rates	—	(262)	—

Total recognized in other comprehensive loss (income)	$16,664	$(679)	$(1,364)

Total recognized in net periodic pension cost (income)	(3,386)	6,224	3,982

Total recognized in net periodic and other comprehensive loss (income)	$13,278	$5,545	$2,618

	Domestic	Foreign	Postretirement
(in thousands)	Pension Plans	Pension Plans	Plans

Net actuarial loss	$59,774	$5,092	$12,653
Net prior service cost (credit)	1,161	—	(19,584)

Accumulated other comprehensive income	$60,935	$5,092	$(6,931)

	Domestic	Foreign	Postretirement
(in thousands)	Pension Plans	Pension Plans	Plans

Net actuarial loss	$1,749	$176	$734
Net prior service cost (credit)	58	—	(1,896)

Amounts in accumulated other comprehensive income expected to be amortized into fiscal year 2011 net periodic benefit expense (credit)	$1,807	$176	$(1,162)

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of net periodic pension cost (income) for the Company’s pension and postretirement plans for the years ended December 31 are as follows:

	Domestic Pension Plans
(in thousands)	2010	2009	2008

Service cost	$1,045	$302	$19
Interest cost	41,521	37,173	6,491
Expected return on plan assets	(41,900)	(34,232)	(6,687)
Amortization of actuarial loss	1,363	1,909	218
Amortization of prior service cost	58	58	—
Settlement (gain) loss	(5,473)	149	—
Curtailment credit	—	(278)	—
Special termination benefits and other	—	672	—

Net periodic pension cost (income)	$(3,386)	$5,753	$41

	Foreign Pension Plans
(in thousands)	2010	2009	2008

Service cost	$3,641	$4,637	$2,666
Interest cost	5,537	5,092	3,574
Expected return on plan assets	(4,073)	(3,685)	(3,105)
Amortization of actuarial loss	268	115	231
Amortization of transition obligation	—	—	1
Settlement cost	305	—	—
Curtailment credit	(658)	—	—
Special termination benefits and other	1,204	1,269	11

Net periodic pension cost	$6,224	$7,428	$3,378

	Postretirement Plans
(in thousands)	2010	2009	2008

Service cost	$188	$193	$13
Interest cost	3,359	3,481	629
Expected return on plan assets	(436)	(391)	(598)
Amortization of prior service cost (credit)	(665)	239	239
Amortization of actuarial loss	1,536	831	597

Net periodic pension cost	$3,982	$4,353	$880

The weighted average assumptions used in accounting for the pension and postretirement plans for the years ended December 31, 2010 and 2009 are as follows:

	Domestic		Foreign		Postretirement
	Pension Plans		Pension Plans		Plans
	2010	2009	2010	2009	2010	2009

Discount rate to determine obligation	5.45%	6.00%	4.83%	5.28%	4.80%	5.60%
Discount rate to determine net benefit cost	6.00%	5.75%	5.28%	5.10%	5.60%	5.90%
Expected return on plan assets	6.00-8.00%	5.75-8.00%	5.31%	5.27%	8.00%	8.00%
Rate of compensation increase	—	—	3.02%	3.27%	—	—

The Company uses an actuarial measurement date of January 1 of the current year to determine pension and other postretirement benefit measurements as of December 31 of the current year. The discount rate is the estimated rate at which the obligation for pension benefits could effectively be settled using a yield curve commensurate with the underlying cash flows of the plan. The expected return on plan assets reflects the average rate of earnings that the Company estimates to generate on the assets of the plans using historical and forward looking expected returns.

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The rate of compensation increase reflects the Company’s best estimate of the future compensation levels of the individual employees covered by the plans for those plans that are still active.

Our asset investment goal is to achieve a long-term targeted rate of return consistent with the ongoing nature of the plan’s liabilities along with maintaining the desirable level of funded status. The plan’s assets are invested so that the total portfolio risk exposure and risk-adjusted returns meet the plan’s long-term total return goal. Plan assets are invested using active and passive investment strategies and diversification that employ multiple investment funds. Funds cover a diverse range of investment styles and approaches and are combined in a way to achieve a target allocation across capitalization and style biases (equities) and interest rate expectations (fixed income) and to minimize the concentrations of risk arising within or across categories of plan assets. The Company’s management monitors performance against benchmark indices. The plan’s investment policy prohibits the use of derivatives for speculative purposes. The assets of the plan are periodically rebalanced to remain within the desired target allocations. The expected rate of return on assets is determined based on the historical results of the portfolio, the expected investment mix of the plans’ assets, and estimates of future long-term investment returns, and takes into consideration of external actuarial and investment advisor advice. The weighted average target asset allocations for domestic pension plans and postretirement plans are 60% for equity and 40% for fixed income for the year ended December 31, 2010. Based on the level of our contributions to the Applied Biosystems domestic pension plan, Life Technologies Pension Plan and Dexter PRMB Plan during previous and current fiscal years, we do not expect to have to fund these pension plans in fiscal year 2011 in order to meet minimum statutory funding requirements. The Company’s funding approach for its funded pension plans is based on the amount needed to meet the minimum funding standards according to the Employee Retirement Income Security Act (ERISA). The Company may also make additional contributions from time to time consistent with the Company’s cash flow and business conditions. Plan benefits for nonqualified plans are paid as they become due.

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value by asset category for the Company’s funded pension plans and postretirement plans at December 31, 2010 are as follows:

		Quoted Prices	Significant	Significant
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)(1)	(Level 3)(2)

Domestic Pension Plans
Cash	$22,247	$22,247	$—	$—
Equity securities
Domestic collective trusts(3)	270,922	—	270,922	—
International collective trusts(4)	133,587	—	133,587	—

Total equity securities	$404,509	$—	$404,509	$—

Fixed income securities
Domestic collective trusts(5)	244,879	—	244,879	—

Total	$671,635	$22,247	$649,388	$—

Postretirement Plans
Equity securities
Domestic collective trusts(3)	$2,544	$—	$2,544	$—
International collective trusts(4)	1,239	—	1,239	—

Total equity securities	$3,783	$—	$3,783	$—

Fixed income securities
Domestic collective trusts(5)	$2,344	$—	$2,344	$—

Total	$6,127	$—	$6,127	$—

Foreign Pension Plans
Cash	$1,283	$1,283	$—	$—
Fixed income securities(6)	20,267	20,267	—	—
Insurance contracts(2)	65,771	—	—	65,771

Total	$87,321	$21,550	$—	$65,771

(1)	All investments measured with significant observable inputs under the category level 2 are the collective funds, which are quoted by net assets value, or NAV. The majority of these shares are Employee Retirement Income Security Act (ERISA) based commingled trusts, which are only offered to ERISA plans and are privately placed. Although the shares are actively traded and quoted by the market, due to the restriction on the trading and the possible liquidation risk, the Company placed these funds under the level 2. At December 31, 2010, NAV approximated the fair value of the funds.
(2)	All investments measured with significant unobservable inputs under the category level 3 are the insurance contracts held by our foreign subsidiaries. The valuation of the insurance contracts is determined by the cash surrender value, adjusted by the income earned or expense incurred based on the specified terms by the plan agreement, which approximate the fair value.
(3)	This category is comprised of 79% by large-cap domestic commingled trusts and 21% by small-to-mid-cap domestic commingled trusts.
(4)	This category is primarily comprised of core international commingled trusts.
(5)	This category is comprised of 70% by domestic core opportunistic fixed income commingled trusts and 30% by domestic passive fixed income commingled trusts.
(6)	This category is invested in publicly traded international funds.

The Company’s foreign pension plans assets are primarily comprised of third party insurance investments. The investments are invested by the third party with guaranteed minimum returns. The Company values these contracts based on the net asset value underlying the contract. In the event the returns are less than the guaranteed return, the Company reviews the third party solvency as part of the valuation of the investment. For those assets measured with

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

significant Level 3 inputs, the following table summarizes the activity for the year ended December 31, 2010 by asset category for the Company’s funded pension plans:

	Fair Value Measurements Using
	Significant Unobservable Inputs
(in thousands)	(Level 3)(2)
Description	Insurance Contracts	Total

Funded Foreign Plans
Beginning balance at January 1, 2010	$64,191	$64,191
Actual return on plan assets for assets still held at December 31, 2010	1,996	1,996
Actual return on plan assets for assets sold during 2010	152	152
Purchases, sales, and settlements	(568)	(568)
Transfers in and/or out of Level 3	—	—

Ending balance at December 31, 2010	$65,771	$65,771

Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement plans. A one-percentage point change in weighted average assumed health care cost trend rates would have the following effects:

(in thousands)	1% increase	1% decrease

Effect on interest cost plus service cost	$258	$(224)
Effect on postretirement benefit obligation	1,847	(1,654)

The weighted average assumed health care cost trend rates on the postretirement plans at December 31, 2010 are as follows:

	Medical	Dental

Health care cost trend rate assumed for next year	8.70%	5.00%
Rate to which the cost trend rate is assumed to decline	4.50%	5.00%
Year that the rate reaches the ultimate trend rate	2028	—

Our estimated future employer contributions, gross expected benefit payments, and gross amount of annual Medicare Part D federal subsidy expected to be received at December 31, 2010, are as follows:

	Domestic	Foreign	Postretirement
(in thousands)	Pension Plans	Pension Plans	Plans

Employer Contributions 2011	$2,353	$3,162	$6,267

Expected Benefit Payments
2011	$48,450	$2,728	$6,267
2012	48,726	3,164	5,210
2013	48,858	2,271	3,819
2014	48,861	2,007	3,679
2015	49,038	3,036	3,555
2016 and thereafter	251,248	20,209	15,190

Expected Federal Subsidy Receipts
2011	$—	$—	$895
2012	—	—	916
2013	—	—	927
2014	—	—	36
2015	—	—	37
2016 and thereafter	—	—	188

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	EMPLOYEE STOCK PLANS

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

The Company’s 2009 Plan permits the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and deferred stock awards of up to 11 million shares of stock. Shares of the Company’s common stock granted under the 2009 Plan in the form of stock options or stock appreciation rights are counted against the 2009 Plan share reserve on a one-for-one basis. Shares of the Company’s common stock granted under the 2009 Plan as an award other than as an option or as a stock appreciation right are counted against the 2009 Plan share reserve at 1.6 shares for each share of common stock basis. Stock option awards are granted to eligible employees and directors at an exercise price equal to no less than the fair market value of such stock on the date of grant, generally vest over a period of time of four years, are exercisable in whole or in installments and expire ten years from the date of grant. Restricted stock awards and restricted stock units are granted to eligible employees and directors and represent rights to receive shares of common stock at a future date. In addition, the Company has a qualified employee stock purchase plan (“purchase rights”) whereby eligible employees may elect to withhold up to 15% of their compensation to purchase shares of the Company’s stock on a quarterly basis at a discounted price equal to 85% of the lower of the employee’s offering price or the closing price of the stock on the date of purchase.

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

Prior to February 1, 2010, the Company had a qualified (the 2004 ESPP Plan) employee stock purchase plan (purchase rights) whereby eligible employees of Life Technologies (previously known as Invitrogen Corporation) could elect to withhold up to 15% of their compensation to purchase shares of the Company’s stock on a quarterly basis at a discounted price equal to 85% of the lower of the employee’s offering price or the closing price of the stock on the date of purchase. The Company also had a qualified (the 1999 ESPP Plan) employee stock purchase plan whereby eligible legacy Applied Biosystems Inc. (AB) employees could elect to withhold up to 10% of their compensation to purchase shares of the Company’s stock on a quarterly basis at a discounted price equal to 85% of the lower of the employee’s offering price or the closing price of the stock on the date of purchase.

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective February 1, 2010 the Company created a new qualified employee stock purchase plan (the 2010 ESPP Plan) which covers all eligible employees of the Company. Eligible employees may elect to withhold up to 15% of their compensation to purchase shares of the Company’s stock on a quarterly basis at a discounted price equal to 85% of the lower of the employee’s offering price or the closing price of the stock on the date of purchase. The 2010 ESPP Plan replaces the 1999 ESPP Plan acquired as a result of the AB acquisition. Employees grandfathered under the 2004 ESPP Plan may continue to purchase under the 2004 Plan for a maximum of two years from the offering date of their subscription.

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

Stock Options and Purchase Rights

The underlying assumptions used to value employee stock options and purchase rights granted during the year ended December 31, 2010, 2009 and 2008 were as follows:

	Year ended
	December 31, 2010
	Options	Purchase Rights

Weighted average risk-free interest rate	2.0%	0.7%
Expected term of share-based awards	4.4 yrs	1.0 yrs
Expected stock price volatility	30.6%	39.5%
Expected dividend yield	0%	0%
Weighted average fair value of share-based awards granted	$14.74	$9.38

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

ASC Topic 718, Compensation—Equity Compensation requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow. Excess tax benefits of $21.1 million and $14.1 million were reported as net financing cash flows for the years ended December 31, 2010 and 2009, respectively.

The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes. The Company considered its historical experience of pre-vesting option forfeitures as the basis to arrive at its estimated pre-vesting option forfeiture rate of 4.1 percent per year at the year ended December 31, 2010. All option awards, including those with graded vesting, were valued as a single award with a single average expected term and are amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. At December 31, 2010, there was $48.0 million remaining in unrecognized compensation cost related to employee stock options, which is expected to be recognized over a weighted average period of 1.7 years. No compensation cost was capitalized in inventory during the year ended December 31, 2010 as the amounts involved are not material.

Total share-based compensation expense for employee stock options and purchase rights for the years ended December 31 is composed of the following:

	Year ended	Year ended	Year ended
(in thousands, except per share amounts)	December 31, 2010	December 31, 2009	December 31, 2008

Cost of revenues	$4,950	$3,452	$4,037
Sales, general and administrative	29,326	28,291	27,120
Research and development	5,760	5,065	3,729

Share-based compensation expense before taxes	40,036	36,808	34,886
Related income tax benefits	12,159	12,320	10,324

Share-based compensation expense, net of taxes	$27,877	$24,488	$24,562

Net share-based compensation expense per common share:
Basic	$0.15	$0.14	$0.25
Diluted	$0.15	$0.13	$0.24

The total intrinsic value of options exercised was $62.6 million, $64.7 million, and $13.5 million during the years ended December 31, 2010, 2009 and 2008, respectively. Total cash received from the exercise of employee stock options and purchase rights was $94.1 million and $37.2 million, respectively, for the year ended December 31, 2010.

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total fair value of shares vested during the current year was $23.9 million. A summary of employee stock option activity for the year ended December 31, 2010 is presented below:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Options	Price Per	Contractual	Value
	(in 000’s)	Share	Term	(in 000’s)

Outstanding at December 31, 2009	16,408	$39.86	5.6	$299,157
Granted	1,978	51.84
Exercised	(3,049)	31.08
Cancelled	(2,002)	97.15

Outstanding at December 31, 2010	13,335	$35.04	6.0	$272,849

Vested and exercisable at December 31, 2010	8,372	$31.65	4.6	$199,669

Restricted Stock Units

Restricted stock units represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. There is no exercise price and no monetary payment is required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. Restricted stock units generally vest over three years. Compensation cost for these awards is based on the estimated fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. There were no pre-vesting forfeitures estimated for the year ended December 31, 2010. For the years ended December 31, 2010 and 2009, the Company recognized $39.0 million and $23.3 million, respectively, in share-based compensation cost related to these restricted stock unit awards. At December 31, 2010, there was $76.0 million remaining in unrecognized compensation cost related to these awards, which is expected to be recognized over a weighted average period of 2.0 years. The estimated amortization expense of the deferred compensation on the restricted stock unit awards as of December 31, 2010 is $40.4 million, $29.7 million, and $5.0 million for 2011, 2012 and 2013, respectively.

The weighted average grant date fair value of restricted stock units granted during the year ended December 31, 2010 was $52.18. A summary of restricted stock unit activity for the year ended December 31, 2010 is presented below:

		Weighted
	Restricted	Average	Aggregate
	Stock	Remaining	Intrinsic
	Units	Contractual	Value
	(in 000’s)	Term in Years	(in 000’s)

Outstanding at December 31, 2009	3,208	8.5	$167,507
Granted	1,406
Exercised	(742)
Cancelled	(589)

Outstanding at December 31, 2010	3,283	8.5	$182,207

Vested at December 31, 2010	263	7.4	$14,593

Deferred Stock Awards

The 2004 Plan also provides that certain participants who are executives or members of a select group of highly compensated employees may elect to receive, in lieu of payment in cash or stock of all or any portion of such participant’s cash and/or stock compensation, an award of deferred stock units. A participant electing to receive deferred stock units will be granted automatically, on the effective date of such deferral election, a deferred stock unit award for a number of stock units equal to the amount of the deferred compensation divided by an amount equal

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to the fair market value of a share of the Company’s common stock on the date of grant. During the years ending December 31, 2010 and 2009, no participants participated in the program and therefore no shares were deferred under this plan. The 2004 Plan is authorized to grant up to 200,000 shares of common stock as deferred stock units.

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and Cash Equivalents and Marketable Securities

The carrying amounts of financial instruments such as cash equivalents, foreign cash accounts, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, and other current liabilities approximate the related fair values due to the short-term maturities of these instruments. The Company invests its excess cash into financial instruments that are readily convertible into cash, such as marketable securities, money market funds, corporate notes, government securities, highly liquid debt instruments, time deposits, and certificates of deposit with original maturities of three months or less at the date of purchase. The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. The Company has established guidelines to maintain safety and liquidity for our financial instruments, and the cost of securities sold is based on the specific identification method.

Investments consisted of the following:

	December 31,	December 31,
(in thousands)	2010	2009

Short-term
Bank time deposits	$20,425	$10,766
Foreign Bonds	2,654	—

Total short-term investments	23,079	10,766
Long-term
Auction rate securities	—	30,827
Put option	—	3,973
Equity securities	22,448	345,367

Total long-term investments	22,448	380,167

Total investments	$45,527	$390,933

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

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the financial instruments measured at fair value on a recurring basis on the financial statements of the Company subject to ASC Topic 820, Fair Value Measurements and Disclosures and the valuation approach applied to each class of financial instruments:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
	Balance at	Active Markets	Significant Other	Significant
(in thousands)	December 31,	for Identical Assets	Observable Inputs	Unobservable Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)

Bank time deposits	$20,425	$20,425	$—	$—
Foreign bonds	2,654	2,654	—	—
Money market funds	284,251	284,251	—	—
Deferred compensation plan assets	28,639	28,639	—	—
Assets-derivative forward exchange contracts	15,189	—	15,189	—

Total assets	$351,158	$335,969	$15,189	$—

Liabilities-derivative forward exchange contracts	46,290	—	46,290	—
Contingent Considerations	263,311	—	—	263,311

Total liabilities	$309,601	$—	$46,290	$263,311

At December 31, 2010, the carrying value of the financial instruments measured and classified within Level 1 was based on quoted prices and marked to market.

During the year ended December 31, 2010, the Company acquired foreign bonds that were classified as available-for-sale securities with a fair value of $2.7 million as of December 31, 2010. During the year ended December 31, 2010, there was a de minimus amount of loss recorded in accumulated other comprehensive income, and there were no gains or losses reclassified out of accumulated other comprehensive income to earnings as a result of the sales of available-for-sale securities.

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

During the year ended December 31, 2010, the Company settled the entire remaining principal balance of $34.8 million of auction rate securities the Company held with UBS, plus interest earned thereon, with the $34.8 million of loan principal balance outstanding with UBS plus interest accrued thereon. In November 2008 UBS loaned cash to the Company equal to the par value of the auction rate securities, without recourse, and with the auction rate securities serving as collateral with interest charges accruing at the same rate as the yields earned on the underlying securities, in an attempt to restore liquidity after the market failed on executing auctions. Additionally, UBS committed to repurchase auction rate securities from their private clients at par. The Company considered these rights to sell the securities at par as put options. At the same time the Company initiated the loan, the Company elected the fair value option for these put options in accordance with the ASC Topic 820, Fair Value Measurements and Disclosures as a result of reclassification of the auction rate securities from available for sales securities to trading securities to reflect the change in intended holding period. With the fair value option elected on the put options, any subsequent change in fair value of the put option offset the changes in the underlying fair value of the

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related auction rate securities that resulted in no material net impact to the Consolidated Statements of Operations. The put options and auction rate securities were measured at fair value utilizing Level 3 inputs. During the year ended December 31, 2010, the Company did not recognize any net gain or loss related to the auction rate securities, the related put option, or as a result of the settlement. Due to our fair value election on the put option and our trading securities designation on the auction rate securities, all realized and unrealized gains or losses related to these financial instruments, whose fair values were determined based on Level 3 inputs, were included in other income (expense).

Contingent consideration arrangements obligate the Company to pay former owners of an acquired entity if specified future events occur or conditions are met such as the achievement of certain technological milestones, patent milestones or the achievement of targeted revenue milestones. The Company measures such liabilities using level 3 unobservable inputs, applying the income approach, such as the discounted cash flow technique, or the probability-weighted scenario method. The Company used various key assumptions, such as the probability of achievement on the agreed milestones arrangement and the discount rate, to represent the non-performing risk factors and time value when applying the income approach. The Company continuously monitors the fair value of the contingent considerations, with subsequent revisions reflected in the Statement of Operations in the line items commensurate with the underlying nature of milestone arrangements. For a further discussion on contingent consideration accounting, refer to Note 2 “Business Combinations” and Note 6 “Commitments and Contingencies”.

For those financial instrument assets with significant Level 3 inputs, the following table summarizes the activity for the year ended December 31, 2010 by investment type.

	Fair Value Measurements Using
	Significant
	Unobservable Inputs (Level 3)
	Auction
	Rate
(in thousands) (unaudited)	Securities	Put Option	Total

Beginning balance at January 1, 2010	$30,827	$3,973	$34,800
Total realized/unrealized gains (losses) included in earnings	388	(388)	—
Purchases, issuances and settlements	(31,215)	(3,585)	(34,800)

Ending balance at December 31, 2010	$—	$—	$—

Total amount of unrealized losses for the period included in other comprehensive loss attributable to the change in fair market value of related assets still held at the reporting date	$—	$—	$—

For financial instrument liabilities with significant Level 3 inputs, the following table summarizes the activity for the year ended December 31, 2010.

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Contingent
(in thousands) (unaudited)	Consideration	Total

Beginning balance at January 1, 2010	$8,800	$8,800
Transfers into Level 3 from business combinations	260,811	260,811
Total realized/unrealized gains included in earnings	(6,300)	(6,300)

Ending balance at December 31, 2010	$263,311	$263,311

Total amount of unrealized losses for the period included in other comprehensive loss attributable to the change in fair market value of related liabilities still held at the reporting date	$—	$—

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Non-financial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. There were no material non-financial assets and liabilities deemed to be other-than-temporarily impaired and measured at fair value on a nonrecurring basis for the year ended December 31, 2010.

The Company evaluates its investments in equity and debt securities that are accounted for using the equity method or cost method to determine whether an other-than-temporary impairment or a credit loss exists at period end. At December 31, 2010, the Company held an aggregate $22.4 million of long-term investments in non-publicly traded companies that are accounted for under the cost method. The Company assesses these investments for impairment each quarter, but does not calculate a fair value. Due to the nature of these investments, mainly non-public and early stage companies, the Company believes calculating a fair value not to be practicable. In the event the Company identified an indicator of impairment, the assessment of fair value would be based on all available factors, and may include valuation methodologies using level 3 unobservable inputs, which include discounted cash flows, estimates of sales proceeds and appraisals, as appropriate. At December 31, 2010, the Company determined that there was no event or change in circumstances that occurred which had a significant adverse effect on the fair value of the cost method investments during the year ended December 31, 2010.

Foreign Currency and Derivative Financial Instruments

The Company translates the financial statements of its foreign subsidiaries using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. Net gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany receivables and payables of a long-term investment nature are recorded as a separate component of stockholders’ equity. These adjustments will affect net income only upon sale or liquidation of the underlying investment in a foreign subsidiary. The cumulative translation adjustments included in accumulated other comprehensive income reported as a separate component of stockholders’ equity were a net cumulative gain of $158.1 million and $86.7 million at December 31, 2010 and 2009, respectively.

Some of the Company’s reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in currency exchange rates from the point at which the transactions are originated until the settlement in cash. Both realized and unrealized gains and losses in the value of these receivables and payables are included in the determination of net income. Net currency exchange gains (losses) recognized on business transactions, net of hedging transactions, were $0.4 million, $(9.0) million and $8.3 million for the years ended December 31, 2010, 2009 and 2008, respectively, and are included in other income (expense) in the Consolidated Statements of Operations.

To manage the foreign currency exposure risk, the Company uses derivatives for activities in entities that have receivables and payables denominated in a currency other than the entity’s functional currency. Realized and unrealized gains or losses on the value of financial contracts entered into to hedge the exchange rate exposure of these receivables and payables are also included in the determination of net income as they have not been designated for hedge accounting under ASC Topic 815, Derivatives and Hedging. These contracts, which settle January 2011 through May 2011, effectively fix the exchange rate at which these specific receivables and payables will be settled in, so that gains or losses on the forward contracts offset the gains or losses from changes in the value of the underlying receivables and payables. At December 31, 2010, the Company had a notional principal amount of $1,012.7 million in foreign currency forward contracts outstanding to hedge currency risk relative to our foreign receivables and payables.

The Company’s international operating units conduct business in, and have functional currencies that differ from the parent entity, and therefore, the ultimate conversion of these sales to cash in United States dollars is subject

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to fluctuations in foreign currency. The Company’s intent is to limit this exposure on the Company’s Consolidated Statements of Operations and Consolidated Statements of Cash Flows from changes in currency exchange rates through hedging. Upon entering derivative transactions, when the United States dollar strengthens significantly against foreign currencies, the decline in the United States dollar value of future foreign currency revenue is offset by gains in the value of the forward contracts designated as hedges. Conversely, when the United States dollar weakens, the opposite occurs. The Company’s currency exposures vary, but are primarily concentrated in the euro, British pound sterling, Japanese yen and Canadian dollar. The Company uses foreign currency forward contracts to mitigate foreign currency risk on forecasted foreign currency intercompany sales that are expected to be settled through July 2011. The change in fair value prior to their maturity is accounted for as cash flow hedges, and recorded in other comprehensive income, net of tax, in the Consolidated Balance Sheets according to ASC Topic 815, Derivatives and Hedging. To the extent any portion of the forward contracts is determined to not be an effective hedge, the increase or decrease in value prior to the maturity is recorded in other income/(expense) in the Consolidated Statements of Operations.

At December 31, 2010, the Company had a notional principal amount of $486.8 million in foreign currency forward contracts outstanding to hedge foreign currency revenue risk under ASC Topic 815, Derivatives and Hedging. During the year ended December 31, 2010, the Company did not have any material losses or gains related to the ineffective portion of its hedging instruments in other expense in the Consolidated Statements of Operations. No hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring for foreign currency forward contacts. The Company continuously monitors the probability of forecasted transactions as part of the hedge effectiveness testing. The Company reclasses deferred gains or losses reported in accumulated other comprehensive income into revenue when the consolidated earnings are impacted, which for intercompany sales are when the inventory is sold to a third party. For intercompany sales hedging, the Company uses an inventory turnover ratio for each international operating unit to align the timing of a hedged item and a hedging instrument to impact the Consolidated Statements of Operations during the same reporting period. At December 31, 2010, the Company expects to recognize $44.7 million of net losses on derivative instruments currently classified under accumulated other comprehensive income to revenue, offsetting the change in revenue due to foreign currency translation, during the next twelve months.

In January of 2009, the Company entered into interest rate swap agreements that effectively converted variable rate interest payments to fixed rate interest payments for a notional amount of $1,000.0 million (a portion of term loan A) of which $300.0 million of swap payment arrangements would have expired in January of 2012 and $700.0 million of swap payment arrangements would have expired in January of 2013. During February 2010, term loan A and term loan B were fully repaid in conjunction with the new senior notes issuance. As a result, the Company de-designated the hedging relationship due to the forecasted transactions no longer being probable of occurring and recognized a $12.9 million loss during the year ended December 31, 2010 as a discontinuance of the cash flow hedges in accordance with ASC Topic 815, Derivatives and Hedging. During the years ended December 31, 2010 and 2009, respectively, there was no recognized gain or loss related to the ineffective portion of its designated hedging instruments in other expense in the Consolidated Statements of Operations.

During the year ended December 31, 2010, the Company entered into forward interest rate swap agreements for a notional amount totaling $1,500.0 million for a certain part of Senior Notes issuances. These agreements were to hedge the variability in future probable interest payments attributable to changes in the benchmark interest rate from the date the Company entered into the forward interest rate swap agreements to the date the Company issued the Senior Notes. These agreements effectively hedged a series of semi-annual future interest payments to the fixed interest rates for forecasted debt issuances. The Company recorded total proceeds of $4.3 million from the forward interest rate swaps in accumulated other comprehensive income, which will be reclassified to interest expense in the same period during which the hedged transactions affect interest expense.

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the fair values of derivative instruments at December 31, 2010 and 2009:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	December 31,	December 31,	Balance Sheet	December 31,	December 31,
(in thousands)	Location	2010	2009	Location	2010	2009

Derivatives instruments designated and qualified as cash flow hedges
Forward exchange contracts	Other current assets	$—	$4,333	Other current liabilities	$41,558	$11,582
Interest rate swap contracts	Other assets	—	—	Other long-term obligations	—	5,120

Total		$—	$4,333		$41,558	$16,702
Derivatives instruments not designated as cash flow hedges
Forward exchange contracts	Other current assets	$15,189	$15,470	Other current liabilities	$4,732	$9,556

Total		$15,189	$15,470		$4,732	$9,556

Total derivatives		$15,189	$19,803		$46,290	$26,258

The following table summarizes the effect of derivative instruments on the Consolidated Statements of Operations for the years ended December 31, 2010 and 2009:

	Year ended December 31, 2010				Year ended December 31, 2009
				Amount of			Amount of
			Location of	Gain/(Loss)		Location of	Gain/(Loss)
	Amount of		(Gain)/Loss	Reclassified	Amount of	(Gain)/Loss	Reclassified
	(Gain)/Loss		Reclassified from	from	(Gain)/Loss	Reclassified from	from
	Recognized in		AOCI into	AOCI into	Recognized in	AOCI into	AOCI
	OCI		Income	Income	OCI	Income	into Income
(in thousands) (unaudited)	Effective Portion				Effective Portion

Derivatives instruments designated and qualified as cash flow hedges
Foreign exchange contracts	$16,149		Revenue	$20,688	$3,515	Revenue	$(13,308)
Forward starting interest rate swap contracts	(4,312)		Interest expense	183	—		—
Interest rate swap contracts	7,772	**	Interest expense	—	5,120	Interest expense	—

Total derivatives	$19,609			$20,871	$8,635		$(13,308)

	Year ended December 31, 2010		Year ended December 31, 2009
		Amount of		Amount of
	Location of	(Gain)/Loss	Location of	(Gain)/Loss
	(Gain)/Loss	recognized in	(Gain)/Loss	recognized in
	Recognized in Income	Income	Recognized in Income	Income
(in thousands) (unaudited)	Ineffective Portion		Ineffective Portion

Derivatives instruments designated and qualified as cash flow hedges
Foreign exchange contracts	Other (income)expense	$—	Other (income) expense	$ *
Forward starting interest rate swap contracts	Other (income)expense	—	Other (income) expense	—
Interest rate swap contracts	Other (income)expense	—	Other (income) expense	—

Total derivatives		$—		$ *

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31, 2010		Year ended December 31, 2009
	Location of	Amount of	Location of	Amount of
	(Gain)/Loss	(Gain)/Loss	(Gain)/Loss	(Gain)/Loss
	Recognized in	Recognized in	Recognized in	Recognized in
(in thousands)(unaudited)	Income	Income	Income	Income

Derivatives instruments not designated as cash flow hedges
Forward exchange contracts	Other (income) expense	$(69,340)	Other (income) expense	$(19,760)

Total derivatives		$(69,340)		$(19,760)

*	De minimus amount recognized in the hedge relationship.

**	$7.8 million was a part of the $12.9 million loss on discontinuance of cash flow hedge related to term loan A interest rate swaps. The difference of $5.1 million was recognized in other comprehensive income in 2009. The entire $12.9 million was reclassified from accumulated other comprehensive income into other income/(expense) during the first quarter of 2010.

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

Our derivatives instruments have an element of risk in that the counterparties may be unable to meet the terms of the agreements. We attempt to minimize this risk by limiting the counterparties to a diverse group of highly-rated domestic and international financial institutions. In the event of non-performance by these counterparties, the asset position carrying values of our financial instruments represent the maximum amount of loss we could incur as of December 31, 2010. However, we do not expect to record any losses as a result of counterparty default in the foreseeable future. We do not require and are not required to pledge collateral for these financial instruments. The Company does not use derivative financial instruments for speculation or trading purposes or for activities other than risk management and we are not a party to leveraged derivatives. In addition, we do not carry any master netting arrangements to mitigate the credit risk. The Company continually evaluates the costs and benefits of its hedging program.

Debt Obligations

The Company has certain financial instruments in which the carrying value does not equal the fair value. The estimated fair value of the senior notes, the convertible senior notes, the secured loan, and the term loans was determined by using observable market information.

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value and carrying amounts of the Company’s debt obligations were as follows:

	Fair Value		Carrying Amounts
	December 31,	December 31,	December 31,	December 31,
(in thousands)	2010	2009	2010	2009

3.375% Senior Notes (principal due 2013)	$254,663	$—	$249,914	$—
4.400% Senior Notes (principal due 2015)	520,380	—	498,592	—
3.500% Senior Notes (principal due 2016)	396,492	—	399,360	—
6.000% Senior Notes (principal due 2020)	805,815	—	748,565	—
5.000% Senior Notes (principal due 2021)	396,664	—	398,224	—
3 1/4% Convertible Senior Notes (principal due 2025)	413,000	400,750	345,360	336,481
1 1/2% Convertible Senior Notes (principal due 2024)	545,909	472,500	428,356	409,858
2% Convertible Senior Notes	—	535,081	—	339,595
Term Loan A	—	1,313,375	—	1,330,000
Term Loan B	—	645,713	—	642,500
Secured Loan	—	34,800	—	34,800

For details on the carrying amounts of the long-term debt obligations, refer to Note 5 “Long-Term Debt”.

12.	RESTRUCTURING COSTS

In November 2008, the Company completed the merger with AB to form a company that combines both businesses into a global leader in biotechnology reagents and instrument systems dedicated to improving the human condition. In connection with the merger and the desire to achieve synergies associated with economies of scale, the Company initiated a restructuring plan under two phases; the first phase was launched immediately after the merger date to complete in the short-term, and the second phase was launched to complete in approximately two years, to provide one-time termination costs including severance costs and retention bonuses related to elimination of duplicative positions and change in control agreements to primarily sales, finance, IT, research and development, and customer services employees, one-time relocation costs to those employees whose employment positions have been moved to another location, and one-time charges associated with closure of certain leased facilities which are no longer being used in the Company’s operations. The Company finalized its restructuring plan during the fiscal year 2009 and expects to complete its entire plan in early 2011.

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

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the restructuring activity accounted for under EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, for the year ended December 31, 2010, as well as the remaining restructuring accrual in the Consolidated Balance Sheets at December 31, 2010:

	Termination	Site Closure	Relocation
(in thousands) (unaudited)	Costs	Costs	Costs	Total

Restructuring accrual at December 31, 2009	$10,221	$4,752	$477	$15,450
Amounts paid	(9,426)	(3,819)	(191)	(13,436)
Accrual adjustment	(783)	(239)	(203)	(1,225)
Foreign currency translation	8	(167)	—	(159)

Restructuring accrual at December 31, 2010	$20	$527	$83	$630

The restructuring activities related to the acquirer’s employees and facilities, as well as the activities related to the acquiree’s employees and facilities initiated under the second phase were accounted for under ASC Topic 420, Exit or Disposal Cost. The Company recognized total restructuring expenses of $49.5 million, which consisted of $41.4 million for one-time termination costs, $6.5 million for one-time relocation costs, and $1.6 million for site closures, since inception of the plan. The Company anticipates that the remaining restructuring obligation of $8.7 million will be settled in early 2011. During the year ended December 31, 2010, $24.8 million, $3.5 million, and $0.4 million of one-time termination costs, one-time relocation costs, and one-time site closure costs, respectively, were included in business consolidation costs in the Consolidated Statements of Operations.

The following table summarizes the restructuring activity accounted for under ASC Topic 420, Exit or Disposal Cost for the year ended December 31, 2010, as well as the remaining restructuring accrual in the Consolidated Balance Sheets at December 31, 2010:

	Termination	Site Closure	Relocation
(in thousands) (unaudited)	Costs	Costs	Costs	Total

Restructuring reserves as of December 31, 2009	$9,274	$445	$1,379	$11,098
Charged to expenses	24,777	365	3,515	28,657
Amounts paid	(23,812)	(584)	(2,181)	(26,577)
Accrual adjustment	(2,046)	(20)	(1,826)	(3,892)
Foreign currency translation	(544)	(46)	—	(590)

Restructuring reserves as of December 31, 2010	$7,649	$160	$887	$8,696

Cumulative amount incurred to date	$41,379	$1,582	$6,511	$49,472

13.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information for the years ended December 31, 2010, 2009, and 2008 is as follows:

(in thousands)	2010	2009	2008

Cash paid for interest	$85,262	$121,192	$37,936

Cash paid for income taxes	$189,304	$145,214	$44,161

LIFE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	QUARTERLY FINANCIAL DATA

	First	Second	Third	Fourth
(in thousands, except per share data) (unaudited)	Quarter	Quarter	Quarter	Quarter

2010
Revenue	$884,943	$903,732	$867,082	$932,337
Gross profit	533,103	540,681	514,361	517,996
Net income attributable to Life Technologies	$91,506	$110,568	$105,540	$70,681
Net income per common share attributable to Life Technologies;
Basic	$0.50	$0.61	$0.57	$0.38
Diluted	$0.48	$0.58	$0.56	$0.37
2009
Revenue	$775,737	$832,763	$800,729	$871,115
Gross profit	384,686	481,628	462,785	495,625
Net income attributable to Life Technologies	$15,604	$38,943	$41,136	$48,912
Net income per common share attributable to Life Technologies;
Basic	$0.09	$0.22	$0.23	$0.27
Diluted	$0.09	$0.22	$0.22	$0.26

15.	SUBSEQUENT EVENTS

The Company has completed an evaluation of all subsequent events through the issuance date of these Consolidated Financial Statements and the following represent subsequent events for disclosure.

In January 2011, the Company repurchased 1.5 million shares of its common stock under the July 2010 share repurchase program at a total cost of approximately $83.4 million. The Company thereby has completed the July 2010 program by repurchasing aggregate of 9.9 million shares at a total cost of $520.0 million, the maximum amount authorized. In February 2011, the Company repurchased 1.9 million shares of its common stock under the December 2010 share repurchase program at a total cost of approximately $100.0 million. The cost of all repurchased shares is included in treasury stock and reported as a reduction in total equity when a repurchase occurs.

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

Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Securities Exchange Act, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of December 31, 2010, the end of the period covered by this report.

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

Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on management’s assessment and the COSO criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on our internal control over financial reporting. Ernst & Young LLP’s report appears below under this Item 9A and expresses an unqualified opinion on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To The Board of Directors and the
Stockholders of Life Technologies Corporation

We have audited Life Technologies Corporation’s (the Company’s) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Life Technologies Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Life Technologies Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2010 of Life Technologies Corporation and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Diego, California
February 25, 2011

ITEM 9B.	Other Information

Amendment to Form of Restricted Stock Units Agreement. On February 23, 2011 at a meeting of the Compensation and Organizational Development Committee of the Board of Directors (C&OD Committee), the C&OD Committee approved an amendment to the form of Restricted Stock Units Agreement used under the 2009 Equity Incentive Plan. Under the amended Agreement, future Restricted Stock Unit grants to employees will vest 25% on each anniversary of the grant date over a four-year period, rather than cliff vesting on the third anniversary of the grant date as previously provided.

The foregoing summary of the Amendment to the Form of Restricted Stock Units Agreement is qualified in its entirety by reference to the complete text of such agreement, as attached as Exhibit 10.78.

Amendment to CEO’s Employment Agreement. On February 24, 2011, the Company’s Board of Directors approved an amended and restated employment agreement (Employment Agreement) with Gregory T. Lucier, the Company’s Chief Executive Officer and Chairman of the Board, modifying the existing employment agreement entered into in 2003 between the Company and Mr. Lucier. While the Company fully intends to retain Mr. Lucier for as long as his performance continues at superior levels, the changes to his Employment Agreement were designed to retain Mr. Lucier for at least the next three years.

Under the terms of the Employment Agreement, Mr. Lucier’s annual base salary is increased from $1,150,000 to $1,200,000 effective April 2011 and his annual bonus opportunity pursuant to the Company’s Incentive Compensation Plan remains the same at not less than one hundred fifty percent (150%) of his base salary. Mr. Lucier will also be eligible to participate in the Company’s equity-based incentive plans and other Company incentive plans at the discretion of the C&OD Committee. On April 1, 2011, the Company will grant Mr. Lucier not less than $8,000,000 in economic value of time-based vesting restricted stock units that vest ratably over four years. The Company also intends to grant Mr. Lucier at least 150,000 time-based vesting restricted stock units on or about each of April 1 of 2012 and 2013; provided, however, that the economic value of each such award in 2012 and 2013 will not exceed $12,000,000 on the date of grant. Such grants made in 2012 and 2013 will require approval by the C&OD Committee and the Board of Directors at the time of award.

If Mr. Lucier voluntarily terminates his employment with the Company for Good Reason (as defined in the Employment Agreement) or the Company terminates Mr. Lucier’s employment for any reason other than for Cause (as defined in the Employment Agreement), the Company shall provide Mr. Lucier (i) 1.5X his annual salary and target ICP opportunity then in effect, (ii) 18 months of health care benefits, and (iii) all equity-based incentives (excluding stock options held by Mr. Lucier that have an exercise price above the closing price of the Company’s common stock on his termination date) held by Mr. Lucier which have not yet vested prior to the effective date of termination shall become vested, and any stock options or stock appreciation rights shall remain exercisable until the earlier to occur of the first anniversary of Mr. Lucier’s effective termination date, and their final stated expiration date. In addition, if, at any time on or after September 1, 2013, Mr. Lucier provides to the Company written notice of his voluntary resignation not less than six months prior to the effective date of such resignation, all of Mr. Lucier’s outstanding equity-based incentive compensation (excluding stock options held by Mr. Lucier that have an exercise price above the closing price of the Company’s common stock on his termination date) shall become fully vested on his termination date; provided, however, that such accelerated vesting shall not apply to any equity-based incentives granted on or after January 1, 2013. All such vested stock options and stock appreciation rights held by Mr. Lucier at the time of termination of employment shall remain exercisable until their final stated expiration date.

The foregoing summary of the Employment Agreement is qualified in its entirety by reference to the complete text of the Employment Agreement, as attached as Exhibit 10.10.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Information required by this Item relating to our executive officers appears under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, which information is incorporated herein by reference. Information required by this Item relating to our directors and the committees of our board of directors is incorporated by reference to our definitive proxy statement for the 2011 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2010 (Proxy Statement), under the heading “Election of Directors.”’ Information about Section 16 reporting compliance is incorporated by reference to the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.” Information regarding our code of ethics, which we call our Protocol, is incorporated by reference to the Proxy Statement under the heading “The Life Technologies Protocol.” The Life Technologies Protocol is also available on our website at www.lifetechnologies.com.

ITEM 11.	Executive Compensation

Information required by this Item relating to director and officer compensation will appear under the headings “Executive Compensation”, “Compensation Committee Interlocks” and “Compensation Committee Report” in our Proxy Statement, which sections are incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item relating to the securities authorized under our equity plans will appear under the heading “Equity Compensation Plan Information” in our Proxy Statement and the information required by this Item relating to the beneficial ownership of our common stock will appear under the heading “Stock Ownership” in our Proxy Statement, which sections are incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Party Transactions, and Director Independence

The information required by this Item relating to our related party transactions will appear under the heading “Certain Relationships and Related Party Transactions” in our Proxy Statement, and the information required by this Item relating to the directors will appear under the heading “Election of Directors” in our Proxy Statement, which sections are incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services

Information required by this Item relating to auditor fees is incorporated by reference to our Proxy Statement under the heading “Principal Accounting Fees and Services.”

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)  1. Financial Statements

The following consolidated financial statements of Life Technologies Corporation are included in Item 8.

2.	Financial Statement Schedules: Schedule II—Valuation and Qualifying Accounts Financial statements and schedules other than those listed below in item (c) are omitted for reason that they are not applicable, are not required, or the information is included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

3.	List of exhibits filed with this Annual Report on Form 10-K: For a list of exhibits filed with this Form 10-K, refer to the exhibit index beginning on page 118.

(b)	Exhibits: For a list of exhibits filed with this Annual Report on Form 10-K, refer to the exhibit index beginning on page 118.

(c)  Financial Statement Schedules: Schedule II—Valuation and Qualifying Accounts (see next page).

Schedule II—Valuation and Qualifying Accounts

For the Years Ended December 31, 2010, 2009 and 2008

			Additions
		Net	Acquired
	Balance	Additions	(Excess Reserve		Foreign
	at	Charged	Reductions)		Currency	Balance at
	Beginning	(Credited)	from Business		Effect on	End of
(in thousands)	of Period	to Expense	Combinations	Deductions(1)	Translation	Period

Allowance for Doubtful Accounts
Year ended December 31, 2010	$10,809	$2,356	$176	$(2,713)	$(239)	$10,389
Year ended December 31, 2009	14,649	(1,744)	141	$(2,653)	416	10,809
Year ended December 31, 2008	8,211	(182)	9,035	(2,283)	(132)	14,649
Allowance for Inventory Accounts
Year ended December 31, 2010	$106,348	$1,581	$187	$(16,272)	$517	$92,361
Year ended December 31, 2009	95,515	15,306	4,247	(10,298)	1,578	106,348
Year ended December 31, 2008	45,978	10,099	49,659	(8,249)	(1,972)	95,515
Restructuring Accrual
Year ended December 31, 2010	$26,548	$24,765	$(1,225)	$(40,013)	$(749)	$9,326
Year ended December 31, 2009	69,099	17,278	29,256	(89,480)	395	26,548
Year ended December 31, 2008	11,151	3,537	68,962	(14,551)	—	69,099
Insurance, Environmental and Divestiture Reserves
Year ended December 31, 2010	$11,291	$185	$—	$(899)	$—	$10,577
Year ended December 31, 2009	13,248	723	(824)	(1,856)	—	11,291
Year ended December 31, 2008	8,788	1,893	3,560	(993)	—	13,248
Product Warranties
Year ended December 31, 2010	$12,586	$(72)	$—	$(5,406)	$69	$7,177
Year ended December 31, 2009	12,616	12,050	136	(12,510)	294	12,586
Year ended December 31, 2008	213	3,124	11,047	(2,026)	258	12,616

(1)	Deductions for Allowance for Doubtful Accounts and Allowance for Inventory Accounts are for accounts receivable written off and disposal of obsolete inventory. Deductions for all other accounts are amounts paid in cash or reclassified to accounts payable or other accrued expenses.

Restructuring accrual costs are classified as follows at December 31:

(in thousands)	2010	2009

Current portion	$9,326	$26,548

Total included above	$9,326	$26,548

Insurance, environmental and divestiture reserves are classified as follows at December 31:

(in thousands)	2010	2009

Current portion	$4,236	$7,131
Long-term portion	6,341	4,160

Total included above	$10,577	$11,291

Net additions charged to expense for business integration costs reported in the Consolidated Statements of Operations are as follows for the year ended December 31:

(in thousands)	2010	2009	2008

Business consolidation costs	$93,450	$112,943	$38,647

Total business consolidation costs	$93,450	$112,943	$38,647

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFE TECHNOLOGIES CORPORATION

Date: February 25, 2011	By:	/s/ Gregory T. Lucier
Gregory T. Lucier Chairman and Chief Executive Officer (Principal Executive Officer and Authorized Signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Gregory T. Lucier Gregory T. Lucier	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2011

/s/ David F. Hoffmeister David F. Hoffmeister	Chief Financial Officer (Principal Financial Officer)	February 25, 2011

/s/ Kelli A. Richard Kelli A. Richard	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2011

/s/ George F. Adam, Jr. George F. Adam, Jr.	Director	February 25, 2011

/s/ Raymond V. Dittamore Raymond V. Dittamore	Director	February 25, 2011

/s/ Donald W. Grimm Donald W. Grimm	Director	February 25, 2011

/s/ Balakrishnan S. Iyer Balakrishnan S. Iyer	Director	February 25, 2011

/s/ Arnold J. Levine, Ph.D. Arnold J. Levine, Ph.D.	Director	February 25, 2011

/s/ William H. Longfield William H. Longfield	Director	February 25, 2011

/s/ Bradley G. Lorimier Bradley G. Lorimier	Director	February 25, 2011

/s/ Ronald A. Matricaria Ronald A. Matricaria	Director	February 25, 2011

SIGNATURE	TITLE	DATE

/s/ Per A. Peterson, Ph.D. Per A. Peterson, Ph.D.	Director	February 25, 2011

/s/ W. Ann Reynolds, Ph.D. W. Ann Reynolds, Ph.D.	Director	February 25, 2011

/s/ David C. U’Prichard, Ph.D. David C. U’Prichard, Ph.D.	Director	February 25, 2011

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

1.1	Underwriting Agreement by and among Life Technologies and Banc of America Securities LLC, Goldman, Sachs & Co. and J.P Morgan Securities Inc., as representatives of the several underwriters named therein, dated as of February 11, 2010.(1)
1.2	Underwriting Agreement by and among Life Technologies and Merrill Lynch, Pierce, Fenner & Smith and RBS Securities, Inc., dated as of December 9, 2010.(2)
2.1	Agreement and Plan of Merger by and among Invitrogen Corporation, Atom Acquisition, LLC and Applera Corporation dated as of June 11, 2008.(3)
2.2	Amendment No. 1 to Agreement and Plan of Merger by and among Invitrogen Corporation, Atom acquisition, LLC and Applied Biosystems Inc., dated as of September 9, 2008.(4)
2.3	Amendment No. 2 to Agreement and Plan of Merger by and among Invitrogen Corporation, Atom acquisition, LLC and Applied Biosystems Inc., dated as of October 15, 2008.(5)
3.1	Restated Certificate of Incorporation of Life Technologies.(6)
3.2	Fourth Amended and Restated Bylaws of Life Technologies.(7)
4.1	Specimen Common Stock Certificate.(8)
4.2	2% Convertible Senior Notes Due 2023, Registration Rights Agreement, by and among Life Technologies and UBS Securities LLC and Credit Suisse First Boston LLC, as Initial Purchasers, dated August 1, 2003.(9)
4.3	Indenture, by and between Life Technologies and U.S. Bank National Association, dated August 1, 2003.(9)
4.4	1 1/2% Convertible Senior Notes Due 2024, Registration Rights Agreement, by and among Life Technologies and UBS Securities LLC and Bear Stearns & Co Inc., as Initial Purchasers, dated February 19, 2004.(10)
4.5	Indenture, by and between Life Technologies and U.S. Bank National Association, dated February 19, 2004.(10)
4.6	Indenture, by and between Life Technologies and U.S. Bank National Association, dated as of December 14, 2004.(11)
4.7	3.25% Convertible Senior Notes Due 2025, Registration Rights Agreement, by and among Life Technologies and UBS Securities LLC and Banc of America Securities LLC., as Initial Purchasers, dated June 20, 2005.(12)
4.8	3.25% Convertible Senior Notes Due 2025, Indenture, by and between Life Technologies and U.S. Bank National Association, dated June 20, 2005.(12)
4.9	Indenture between Life Technologies and U.S. Bank National Association., as trustee, dated as of February 19, 2010.(13)
4.10	First Supplemental Indenture between Life Technologies and U.S. Bank National Association., as trustee, dated as of February 19, 2010, including the forms of the Life Technologies 3.375% Senior Notes due 2013, 4.400% Senior Notes due 2015 and 6.000% Senior Notes due 2020.(13)
4.11	Second Supplemental Indenture between Life Technologies and U.S. Bank National Association., as trustee, dated as of December 14, 2010, including the forms of the Life Technologies 3.50% Senior Notes due 2016 and 5.00% Senior Notes due 2021.(2)
10.1	Form of Indemnification Agreement for directors and executive officers.(14)
10.2	1997 Stock Option Plan, as amended, and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder.(14)(*)
10.3	1998 Employee Stock Purchase Plan, as amended, and form of subscription agreement thereunder.(14)(39)(*)
10.4	The Perkin-Elmer Corporation Supplemental Retirement Plan effective as of August 1, 1979, as amended through October 1, 1996.(15)(*)
10.5	Rights Agreement, by and between Invitrogen and Fleet National Bank Rights Agent, dated February 27, 2001.(16)

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

10.6	2000 Nonstatutory Stock Option Plan, as amended and restated on July 19, 2001.(17)(*)
10.7	Amended and Restated 401(k) Plan, effective as of January 1, 2002.(18)(*)
10.8	Deferred Compensation Plan, as amended and restated effective as of April 28, 2010.(6)(*)
10.9	NSO Agreement by and between Invitrogen Corporation and Gregory T. Lucier, dated as of May 30, 2003.(19)(*)
10.10	Amended and Restated Employment Agreement by and between Life Technologies and Gregory T. Lucier, effective as of February 24, 2010.(*)
10.11	Indemnification Agreement by and between Invitrogen Corporation and Gregory T. Lucier, dated as of May 26, 2003.(20)
10.12	Restricted Stock Agreement by and between Invitrogen Corporation and Nicholas Barthelemy, dated as of March 10, 2004.(10)(*)
10.13	Excess Benefit Plan, as amended and restated effective July 1, 2004.(21)(40)
10.14	Executive Health Plan.(22)(*)
10.15	Financial Planning Benefit Plan.(22)(*)
10.16	Supplemental Long Term Disability Plan.(22)(*)
10.17	Invitrogen Corporation Deferred Stock Unit Plan.(22)(*)
10.18	Employment Agreement by and between Invitrogen Corporation and David F. Hoffmeister, effective October 13, 2004.(23)(*)
10.19	Notice of Grant and Incentive Stock Option Agreement by and between Invitrogen Corporation and David F. Hoffmeister, effective October 13, 2004.(23)(*)
10.20	Notice of Grant and Nonstatutory Stock Option Agreement by and between Invitrogen Corporation and David F. Hoffmeister, effective October 13, 2004.(23)(*)
10.21	Notice of Grant and Restricted Stock Unit Agreement by and between Invitrogen Corporation and David F. Hoffmeister, dated October 13, 2004.(23)(*)
10.22	Indemnification Agreement by and between Invitrogen Corporation and David F. Hoffmeister, dated as of October 13, 2004.(23)
10.23	Form of Director Stock Option Agreement pursuant to the Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan.(24)
10.24	Form of Director Stock Award Agreement pursuant to the Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan.(24)
10.25	Summary of Life Technologies Corporation Mid-Term Incentive Compensation Plan.(25)(*)
10.26	Form of Non-Employee Director Stock Option Agreement.(26)
10.27	Form of Non-Employee Director Restricted Stock Unit Agreement.(26)
10.28	Summary of Non-Employee Director Compensation Program.(26)
10.29	Form of Non-Qualified Stock Option Agreement for executive officers pursuant to The Perkin-Elmer Corporation 1997 Stock Incentive Plan.(27)
10.30	Form of Non-Qualified Stock Option Agreement for executive officers pursuant to the Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan.(27)
10.31	Form of Incentive Stock Option Agreement for executive officers pursuant to the Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan.(27)
10.32	Form of Restricted Stock Bonus Agreement for executive officers pursuant to the Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan.(27)
10.33	Letter Agreement by and between Invitrogen Corporation and Peter M. Leddy, effective July 5, 2005.(28)(*)
10.34	Change-in-Control Agreement by and between Invitrogen Corporation and Peter M. Leddy, dated as of July 5, 2005.(28)(*)

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

10.35	Indemnification Agreement by and between Invitrogen Corporation and Peter M. Leddy, dated as of July 5, 2005.(28)
10.36	Form of Restricted Stock Unit Award Agreement for awards to executive officers pursuant to the Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan relating to performance during the 2006 through 2009 fiscal years.(29)
10.37	Amendment, dated as of November 17, 2005, to the Deferred Compensation Plan.(29)
10.38	Form of Incentive Stock Option Agreement under 2004 Equity Incentive Plan.(30)(*)
10.39	Form of Nonstatutory Stock Option Agreement under 2004 Equity Incentive Plan.(30)(*)
10.40	Form of Restricted Stock Units Agreement under 2004 Equity Incentive Plan.(30)(*)
10.41	Form of Restricted Stock Unit Award Agreement for awards to executive officers pursuant to the Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan that vest based on performance.(31)
10.42	Form of Performance Share Award Agreement for executive officers pursuant to the Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan relating to performance during the 2007 through 2009 fiscal years.(32)
10.43	Supplemental Executive Retirement Plan effective as of December 31, 2005, as amended and restated as of August 28, 2006.(32)(*)
10.44	Form of Change-in-Control Agreement for executive officers employed between February 28, 2007 and September 1, 2008.(33)(*)
10.45	Form of Amended and Restated Change-in-Control Agreement for the Chief Executive Officer.(33)(*)
10.46	Form of Change-in-Control Agreement for executive officers employed on or before February 28, 2007.(33)(*)
10.47	Form of Non-Qualified Stock Option Agreement for executive officers pursuant to the Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan, as amended on October 19, 2006.(34)
10.48	Notice of Grant of Performance Shares.(35)(*)
10.49	Performance Share Award Agreement.(35)(*)
10.50	Commitment Letter dated as of June 11, 2008, among Bank of America, N.A., Banc of America Securities LLC, UBS Loan Finance LLC, UBS Securities LLC, Morgan Stanley Senior Funding Inc. and Invitrogen Corporation.(2)
10.51	Form of Change-in-Control Agreement for executive officers employed after September 1, 2008.(36)(*)
10.52	Credit Agreement, dated as of November 21, 2008, among Life Technologies Corporation, as the Borrower, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.(37)
10.53	Pledge Agreement, dated as of November 21, 2008, among Life Technologies, as the Guarantor, the guarantors from time to time party thereto, and Bank of America, N.A., as Collateral Agent.(37)
10.54	Security Agreement, dated as of November 21, 2008, among Life Technologies, as the Guarantor, the guarantors from time to time party thereto, and Bank of America, N.A., as Collateral Agent.(37)
10.55	Employment Agreement between Life Technologies Corporation and Mark P. Stevenson, dated November 20, 2008.(37)
10.56	Limited Waiver and Release of Rights to Terminate for Good Reason Under the Change-in-Control Agreement between Life Technologies Corporation and David F. Hoffmeister, dated November 21, 2008.(37)
10.57	Limited Waiver and Release of Rights to Terminate for Good Reason Under the Change-in-Control Agreement between Life Technologies Corporation and Peter M. Leddy, Ph.D, dated November 21, 2008.(37)

EXHIBIT
NUMBER		DESCRIPTION OF DOCUMENT

10.58		Limited Waiver and Release of Rights to Terminate for Good Reason Under the Change-in-Control Agreement between Life Technologies Corporation and Claude D. Benchimol, dated November 21, 2008.(37)
10.59		Limited Waiver and Release of Rights to Terminate for Good Reason Under the Change-in-Control Agreement between Life Technologies Corporation and Nicolas M. Barthelemy, dated November 21, 2008.(37)
10.60		Amendment to Change-in-Control Agreement between Life Technologies Corporation and David F. Hoffmeister, dated November 21, 2008.(37)(*)
10.61		Amendment to Change-in-Control Agreement between Life Technologies Corporation and Peter M. Leddy, Ph.D, dated November 21, 2008.(37)(*)
10.62		Amendment to Change-in-Control Agreement between Life Technologies Corporation and Claude D. Benchimol, dated November 21, 2008.(37)(*)
10.63		Amendment to Change-in-Control Agreement between Life Technologies Corporation and Nicolas M. Barthelemy, dated November 21, 2008.(37)(*)
10.64		Executive Officer Severance Plan and Summary Plan Description. (37)(*)
10.65		Agreement Regarding Chief Financial Officer Compensation. (37)(*)
10.66		Agreement Regarding Named Executive Officer Compensation. (37)(*)
10.67		Agreement Regarding Chief Executive Officer Compensation.(37)(*)
10.68		The Perkin-Elmer Corporation 1997 Stock Incentive Plan.(38)(*)
10.69		Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan, effective October 21, 2004.(38)(*)
10.70		Amended and Restated 1993 Director Stock Purchase and Deferred Compensation Plan.(38)(*)
10.71		PE Corporation/PE Biosystems Group 1999 Stock Incentive Plan.(38)(*)
10.72		Life Technologies Corporation Amended and Restated 1999 Stock Incentive Plan.(38)(*)
10.73		Life Technologies Corporation Amended and Restated 1999 Employee Stock Purchase Plan.(39)(*)
10.74		Life Technologies Corporation 2009 Equity Incentive Plan.(39)(*)
10.75		Life Technologies Corporation 2010 Incentive Compensation Plan.(6)(*)
10.76		Form of Notice of Grant of Restricted Stock Units under 2009 Equity Incentive Plan.(6)(*)
10.77		Consulting Agreement between William S. Shanahan and Life Technologies Corporation, dated as of June 30, 2010.(40)(*)
10.78		Form of Restricted Stock Unit Agreement under 2009 Equity Incentive Plan.(*)
21.1		List of Subsidiaries
23.1		Consent of Independent Registered Public Accounting Firm
31.1		Certification of Chief Executive Officer
31.2		Certification of Chief Financial Officer
32.1		Certification of Chief Executive Officer
32.2		Certification of Chief Financial Officer
101	. INS	XBRL Instance Document
101	. SCH	XBRL Taxonomy Extension Schema
101	. CAL	XBRL Taxonomy Extension Calculation Linkbase
101	. DEF	XBRL Taxonomy Extension Definition Linkbase
101	. LAB	XBRL Taxonomy Extension Labels Linkbase
101	. PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on February 17, 2010 (File No. 000-25317).

(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on June 16, 2008 (File No. 000-25317).

(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on June 16, 2008 (File No. 000-25317).

(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on September 10, 2008 (File No. 000-25317).

(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on May 3, 2010 (File No. 000-25317), as amended.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 27, 2009 (File No. 000-25317).

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 18, 2010 (File No. 000-25317).

(8)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-68665).

(9)	Incorporated by reference to Registrant’s Registration Statement on Form S-3, filed on October 29, 2003. (File No. 333-110060).

(10)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2004 (File No. 000-25317).

(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004 (File No. 000-25317), as amended.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on June 24, 2005 (File No. 000-25317).

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 19, 2010 (File No. 000-25317).

(14)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, filed on December 10, 1998 (File No. 333-68665).

(15)	Incorporated by reference to the Annual Report of Applied Biosystems Inc. on Form 10-K for the Year Ended June 30, 2000 (File No. 001-04389).

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 30, 2001 (File No. 000-25317).

(17)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2001 (File No. 000-25317).

(18)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2001 (File No. 000-25317), as amended.

(19)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, filed on May 30, 2003 (File No. 333-105730).

(20)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2003 (File No. 000-25317).

(21)	Incorporated by reference to the Annual Report of Applied Biosystems Inc. on Form 10-K for the Year Ended June 30, 2004 (File No. 001-04389).

(22)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2004. (File No. 000-25317).

(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 18, 2004 (File No. 000-25317).

(24)	Incorporated by reference to the Current Report of Applied Biosystems Inc. on Form 8-K, filed on October 27, 2004 (File No. 001-04389).

(25)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on January 31, 2005 (File No. 000-25317).

(26)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 14, 2005 (File No. 000-25317).

(27)	Incorporated by reference to Exhibit 10.4.2 to Annual Report of Applied Biosystems Inc. on Form 10-K for the Year Ended June 30, 2005 (File No. 001-04389).

(28)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 11, 2005 (File No. 000-25317).

(29)	Incorporated by reference to the Quarterly Report of Applied Biosystems Inc. on Form 10-Q for the Quarterly Period Ended December 31, 2005 (File No. 001-04389).

(30)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 27, 2006 (File No. 000-25317).

(31)	Incorporated by reference to the Annual Report of Applied Biosystems Inc. on Form 10-K for the Year Ended June 30, 2006 (File No. 001-04389).

(32)	Incorporated by reference to the Quarterly Report of Applied Biosystems Inc. on Form 10-Q for the Quarterly Period Ended September 30, 2006 (File No. 001-04389).

(33)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 2, 2007 (File No. 000-25317).

(34)	Incorporated by reference to the Quarterly Report of Applied Biosystems Inc. on Form 10-Q for the Quarterly Period Ended March 31, 2007 (File No. 001-04389).

(35)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on August 1, 2007 (File No. 000-25317).

(36)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 4, 2008 (File No. 000-25317).

(37)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 28, 2008 (File No. 000-25317).

(38)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, filed on December 2, 2008 (File No. 333-155809).

(39)	Incorporated by reference to the Registrant’s Proxy Statement, filed on March 20, 2009 (File No. 000-25317).

(40)	Incorporated by reference to the Registrant’s Proxy Statement, filed on June 30, 2010 (File No. 000-25317).

(*)	Management contract or compensatory plan or arrangement.