Form 10-Q
period 2011-03-31
Life Technologies Corp
filed 2011-05-05
CIK 1073431

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ or No ☑
As of May 2, 2011, 178,765,816 shares of the Registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
LIFE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$693,695	$813,569
Short-term investments	23,809	23,079
Restricted cash and investments	17,743	18,153
Trade accounts receivable, net of allowance for doubtful accounts of $9,412 and $10,389, respectively	618,756	587,456
Inventories, net	340,400	323,318
Deferred income tax assets	22,716	90,947
Prepaid expenses and other current assets	175,918	190,003

Total current assets	1,893,037	2,046,525

Long-term investments	22,368	22,448
Property and equipment, net	840,087	847,984
Goodwill	4,393,841	4,372,073
Intangible assets, net	1,966,396	2,040,175
Deferred income tax assets	25,161	26,752
Other assets	134,907	130,242

Total assets	$9,275,797	$9,486,199

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$783,395	$347,749
Accounts payable	156,876	174,449
Deferred compensation and related benefits	140,302	202,229
Deferred revenues and reserves	112,434	109,981
Contingent considerations	263,906	—
Accrued expenses and other current liabilities	257,921	257,987
Accrued income taxes	74,147	53,990

Total current liabilities	1,788,981	1,146,385

Long-term debt	2,298,841	2,727,624
Pension liabilities	141,680	145,298
Deferred income tax liabilities	477,912	557,982
Income taxes payable	81,231	114,726
Other long-term obligations	101,777	356,155

Total liabilities	4,890,422	5,048,170

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.01 par value, 6,405,884 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value, 400,000,000 shares authorized; 208,573,976 and 207,243,588 shares issued, respectively	2,086	2,072
Additional paid-in-capital	5,287,557	5,222,859
Accumulated other comprehensive income	119,240	96,612
Retained earnings	626,186	532,499
Less cost of treasury stock; 29,345,894 shares and 24,992,450 shares, respectively	(1,653,807)	(1,419,966)

Total Life Technologies stockholders’ equity	4,381,262	4,434,076
Non-controlling interest	4,113	3,953
Total equity	4,385,375	4,438,029

Total liabilities and equity	$9,275,797	$9,486,199

See accompanying Notes to unaudited Consolidated Financial Statements.

LIFE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the three months
	ended March 31,
(Unaudited)	2011	2010
Revenues	$895,893	$884,943
Cost of revenues	300,703	281,754
Purchased intangibles amortization	76,150	70,086

Gross profit	519,040	533,103

Operating expenses:
Selling, general and administrative	252,841	259,685
Research and development	92,775	86,353
Business integration costs	14,683	25,266

Total operating expenses	360,299	371,304

Operating income	158,741	161,799

Other income (expense):
Interest income	887	1,347
Interest expense	(43,146)	(41,518)
Loss on early extinguishment of debt	—	(54,185)
Gain on divestiture of equity investments	—	45,137
Other expense	(1,351)	(3,997)

Total other expense, net	(43,610)	(53,216)

Income before provision for income taxes	115,131	108,583
Income tax provision	(21,552)	(17,076)

Net income	93,579	91,507
Net loss attributable to non-controlling interests	108	—

Net income attributable to Life Technologies	$93,687	$91,507

Earnings per common share attributable to Life Technologies:
Basic	$0.52	$0.51

Diluted	$0.50	$0.48

Weighted average shares used in per share calculations:
Basic	180,365	180,867
Diluted	186,266	189,834
See accompanying Notes to unaudited Consolidated Financial Statements.

LIFE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the three months
	ended March 31,
	2011	2010
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$93,579	$91,507
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of businesses acquired and divested:
Depreciation	30,317	31,479
Amortization of intangible assets	77,436	72,129
Amortization of deferred debt issuance costs	1,893	57,830
Amortization of inventory fair market value adjustments	528	209
Amortization of deferred revenue fair market value adjustment	930	2,535
Share-based compensation expense	19,262	18,599
Incremental tax benefits from stock options exercised	(4,414)	(11,500)
Deferred income taxes	(15,160)	(92,321)
Loss on disposal of assets	120	25
Gain on sale of equity investment	—	(45,137)
Debt discount cost amortization	8,904	11,191
Other non-cash adjustments	(1,560)	14,931
Changes in operating assets and liabilities:
Trade accounts receivable	(16,795)	(17,384)
Inventories	(16,429)	(26,096)
Prepaid expenses and other current assets	732	8,262
Other assets	8,907	(7,237)
Accounts payable	(17,303)	(43,670)
Accrued expenses and other liabilities	(61,468)	(79,056)
Income taxes	21,107	84,527
Cash impact of hedging activities	(15,535)	—

Net cash provided by operating activities	115,051	70,823

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(128)	(2,536)
Net cash paid for business combinations	(28)	(34,594)
Net cash paid for asset purchases	—	(1,300)
Purchases of property and equipment	(16,576)	(30,285)
Net cash (paid) received for divestiture of equity investment	(34,131)	462,792

Net cash (used in) provided by investing activities	(50,863)	394,077

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term obligations	—	1,496,693
Principal payments on long-term obligations	—	(1,972,512)
Issuance cost payments on long-term obligations	(910)	(14,424)
Incremental tax benefits from stock options exercised	4,414	11,500
Proceeds from sale of common stock	36,111	39,932
Capital lease payments	(494)	(512)
Purchase of treasury stock	(233,841)	(15,034)

Net cash used in financing activities	(194,720)	(454,357)
Effect of exchange rate changes on cash	10,658	2,023

Net (decrease) increase in cash and cash equivalents	(119,874)	12,566
Cash and cash equivalents, beginning of period	813,569	596,587

Cash and cash equivalents, end of period	$693,695	$609,153

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
     In the opinion of management, the accompanying unaudited consolidated financial statements for the periods presented reflect all adjustments, which are normal and recurring, necessary to fairly state the financial position, results of operations and cash flows. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on February 25, 2011.
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
Principles of Consolidation
     The consolidated financial statements include the accounts of Life Technologies Corporation and its majority owned or controlled subsidiaries, collectively referred to as Life Technologies (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation. When there is a portion of equity in an acquired subsidiary not attributable, directly or indirectly, to the parent, the Company records the fair value of the noncontrolling interests at the acquisition date and classifies the amounts attributable to noncontrolling interests separately in equity in the Company’s Consolidated Financial Statements. Any subsequent changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary are accounted for as equity transactions. For details on the noncontrolling interests, refer to Note 2 “Reconciliation of Equity”.
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
Fair Value of Financial Instruments
     We account for our financial instruments at fair value based on ASC Topic 820, Fair Value Measurements and Disclosures and ASC Topic 815, Derivatives and Hedging. In determining fair value, we consider both the credit risk of our counterparties and our own creditworthiness. ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value and establishes a framework for measuring fair value. The framework requires the valuation of investments using a three tiered approach. The Company applies the valuation techniques consistently, and reviews and evaluates the adequacy of the valuation techniques periodically.

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
     The accounting for changes in fair value of a derivative instrument depends on the nature of the derivative and whether the derivative qualifies as a hedging instrument in accordance with ASC Topic 815, Derivatives and Hedging. Those hedging instruments that qualify for hedge accounting are included as an adjustment to revenue or interest expense, depending upon the underlying transactions the Company is hedging for. Those hedges that do not qualify for hedge accounting are included in non-operating income. The Company does not engage in speculative hedging.
     For further details on the assets and liabilities subject to fair value measurements and the related valuation techniques used, and for details on derivative instruments, refer to Note 10 of the Notes to Consolidated Financial Statements.
Computation of Earnings Per Share
     Basic earnings per share was computed by dividing net income attributable to Life Technologies by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur from the following items:
•	Convertible senior notes where the effect of those securities is dilutive;

•	Dilutive stock options and restricted stock units;

•	Dilutive performance awards; and

•	Dilutive Employee Stock Purchase Plan (ESPP).
     Computations for basic and diluted earnings per share are as follows:

	Net Income
	Attributable to
	Life
	Technologies	Shares	Earnings
(in thousands, except per share data) (unaudited)	(Numerator)	(Denominator)	Per Share
Three Months Ended March 31, 2011
Basic earnings per share:
Net income attributable to Life Technologies	$93,687	180,365	$0.52

Diluted earnings per share:
Dilutive stock options and restricted stock units	—	4,858
Employee Stock Purchase Plan	—	24
1 1/2% Convertible Senior Notes due 2024	33	454
3 1/4% Convertible Senior Notes due 2025	—	565

Net income attributable to Life Technologies plus assumed conversions	$93,720	186,266	$0.50

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		2,018

Three Months Ended March 31, 2010
Basic earnings per share:
Net income attributable to Life Technologies	$91,507	180,867	$0.51

Diluted earnings per share:
Dilutive stock options and restricted stock units	—	4,823
Dilutive performance awards	—	266
Employee Stock Purchase Plan	—	159
2% Convertible Senior Notes due 2023	20	3,408
1 1/2% Convertible Senior Notes due 2024	31	69
3 1/4% Convertible Senior Notes due 2025	—	242

Net income attributable to Life Technologies plus assumed conversions	$91,558	189,834	$0.48

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		3,889

Share-Based Compensation
     Under the Life Technologies Corporation 2009 Equity Incentive Plan (the “2009 Plan”), the Company has the ability to grant stock options, stock appreciation rights, restricted stock units, restricted stock awards, performance awards, and deferred stock awards with 11.0 million shares of the Company’s common stock reserved for granting of new awards. Stock option awards are granted to eligible employees and directors at an exercise price equal to the fair market value of such stock on the date of grant, generally vest over four years, and are exercisable in whole or in installments and expire ten years from the date of grant. Restricted stock awards and restricted stock units are granted to eligible employees and directors and represent rights to receive shares of common stock at a future date, generally vesting over three or four years. An exercise price and monetary payment are not required for receipt or issuance of restricted stock awards and restricted stock units, instead, consideration is furnished in the form of the participant’s services to the Company. The compensation cost for these awards is valued based on the estimated fair value of such award on the date of grant.
     Effective February 1, 2010 the Company’s qualified employee stock purchase plan (the 2010 Plan) covers all eligible employees of the Company. Eligible employees may elect to withhold up to 15% of their compensation to purchase shares of the Company’s stock on a quarterly basis at a discounted price equal to 85% of the lower of the employee’s offering price or the closing price of the stock on the date of purchase. The 2010 Plan replaced the 1999 Plan acquired as a result of the AB acquisition and the 2004 Plan. Prior to February 1, 2010, the Company had a qualified (the 2004 Plan) employee stock purchase plan (purchase rights) whereby eligible employees of Life Technologies (previously known as Invitrogen Corporation) could elect to withhold up to 15% of their compensation to purchase shares of the Company’s stock on a quarterly basis at a discounted price equal to 85% of the lower of the employee’s offering price or the closing price of the stock on the date of purchase. The Company also had a qualified (the 1999 Plan) employee stock purchase plan whereby eligible legacy Applied Biosystems Inc. (AB) employees could elect to withhold up to 10% of their compensation to purchase shares of the Company’s stock on a quarterly basis at a discounted price equal to 85% of the lower of the employee’s offering price or the closing price of the stock on the date of purchase.
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
     The expected term of share-based awards represents the weighted-average period the awards are expected to remain outstanding and is an input in the Black-Scholes model. In determining the expected term of options, the Company considered various factors including the vesting period of options granted, employees’ historical exercise and post-vesting employment termination behavior, expected volatility of the Company’s stock and aggregation by homogeneous employee groups. The Company used a combination of the historical volatility of its stock price and the implied volatility of market-traded options of the Company’s stock with terms of up to approximately one year to estimate the expected volatility assumption input to the Black-Scholes model in accordance with ASC Topic 718, Compensation—Stock Compensation. The Company’s decision to use a combination of historical and implied volatility was based upon the availability of actively traded options of its stock and its assessment that such a combination was more representative of future expected stock price trends. The risk-free interest rate is based upon United States Treasury securities with remaining terms similar to the expected term of the share-based awards. The expected dividend yield assumption is based on the Company’s expectation of future dividend payouts. The Company has never declared or paid any cash dividends on its common stock and currently does not anticipate paying such cash dividends.

Stock Options and Purchase Rights
     The underlying assumptions used to value employee stock options and purchase rights granted during the three months ended March 31, 2011 and 2010 were as follows:

	Three months ended
	March 31,
(unaudited)	2011	2010
Stock Options
Weighted average risk free interest rate	2.06%	1.99%
Expected term of share-based awards	4.3 yrs	4.4 yrs
Expected stock price volatility	31%	31%
Expected dividend yield	0%	0%
Weighted average fair value of share-based awards granted	$15.93	$14.77
Purchase Rights
Weighted average risk free interest rate	0.70%	0.59%
Expected term of share-based awards	1.5 yrs	0.8 yrs
Expected stock price volatility	36%	44%
Expected dividend yield	0%	0%
Weighted average fair value of share-based awards granted	$9.73	$9.06
     The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes. The Company considered its historical experience of pre-vesting option forfeitures as the basis to arrive at its estimated annual pre-vesting option forfeiture rate of 5.7% and 5.7% per year for the three months ended March 31, 2011 and 2010, respectively. All option awards, including those with graded vesting, were valued as a single award with a single average expected term and are amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. At March 31, 2011, there was $42.7 million remaining in unrecognized compensation cost related to employee stock options, which is expected to be recognized over a weighted average period of 1.6 years. No compensation cost was capitalized in inventory during the three months ended March 31, 2011 as the amounts involved were not material.
     Total share-based compensation expense for employee stock options and purchase rights for the three months ended March 31, 2011 and 2010 was comprised of the following:

	Three months ended
	March 31,
(in thousands, except per share amounts) (unaudited)	2011	2010
Cost of revenues	$1,147	$1,305
Selling, general and administrative	7,218	7,581
Research and development	1,207	1,622

Share-based compensation expense before taxes	9,572	10,508
Related income tax benefits	3,249	2,840

Share-based compensation expense, net of taxes	$6,323	$7,668

Net share-based compensation expense per common share:
Basic	$0.04	$0.04
Diluted	$0.03	$0.04
Restricted Stock Units
     Restricted stock units represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. An exercise price and monetary payment are not required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. Restricted stock units have cliff vesting terms which range from one to five years; however, these units generally vest over three to four years. Compensation cost for these awards is based on the estimated fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. There were no pre-vesting forfeitures estimated for the three months ended March 31, 2011 and 2010, respectively. At March 31, 2011, there was a $63.9 million amount remaining in unrecognized compensation cost related to these awards, which is expected to be recognized over a weighted average period of 1.8 years. The weighted average fair value of restricted stock units granted during the three months ended March 31, 2011 and 2010 was $55.69 and $51.99, respectively.

     Total share-based compensation expense for restricted stock units for the three months ended March 31, 2011 and 2010 was composed of the following:

	Three months ended
	March 31,
(in thousands, except per share amounts) (unaudited)	2011	2010
Cost of revenues	$782	$631
Selling, general and administrative	7,840	6,555
Research and development	1,036	905

Share-based compensation expense before taxes	9,658	8,091
Related income tax benefits	3,510	3,127

Share-based compensation expense, net of taxes	$6,148	$4,964

Net share-based compensation expense per common share:
Basic	$0.03	$0.03
Diluted	$0.03	$0.03
Deferred Stock Awards and Restricted Stock Awards
     Deferred stock awards are fully vested and expensed when issued, but shares are placed in a deferral account under the Life Technologies Corporation Deferred Compensation Plan (the “Deferred Compensation Plan”), at an eligible employee’s or director’s discretion, until distributed to the employee or director at a future date. The Deferred Compensation Plan allows eligible directors and employees to defer, on a pre-tax basis, a portion or all of their compensation, bonuses, or director’s fees in the form of cash or deferred stock awards. The deferred compensation plan provides matching contributions by the Company to the participants, based on the deferred compensation plan agreement, in the form of restricted stock awards. During the three months ended March 31, 2011, the Company granted restricted stock awards with a total deferred compensation value of $1.4 million, which will be recognized over the requisite service period of 3 years. The restricted stock awards, issued but unvested, are also held in the deferral account, and are subject to a three year cliff vesting. Refer to Note 10 “Fair Value of Financial Instruments” for further information on the fair market valuation of the deferred compensation plan assets.
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

2. Composition of Certain Financial Statement Items
Inventories
     Inventories consisted of the following:

	March 31,	December 31,
	2011	2010
(in thousands)	(unaudited)
Raw materials and components	$95,284	$87,557
Work in process (materials, labor and overhead)	69,535	63,772
Finished goods (materials, labor and overhead)	175,581	171,989

Total inventories, net	$340,400	$323,318

Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2011	2010
(in thousands)	(unaudited)
Hedge assets	$7,378	$15,189
Prepaid expenses	75,243	70,395
Other current assets	93,297	104,419

Total prepaid expenses and other current assets	$175,918	$190,003

Property and Equipment
     Property and equipment consisted of the following:

	Estimated useful	March 31,	December 31,
	life	2011	2010
(in thousands)		(unaudited)
Land	—	$139,770	$139,638
Building and improvements	1-50 years	464,833	449,962
Machinery and equipment	1-10 years	434,600	413,004
Internal use software	1-10 years	211,526	207,904
Construction in process	—	60,122	59,236

Total property and equipment		1,310,851	1,269,744
Accumulated depreciation and amortization		(470,764)	(421,760)

Total property and equipment, net		$840,087	$847,984

Goodwill and Other Intangible Assets
     The $21.8 million increase in goodwill on the Consolidated Balance Sheet from December 31, 2010 to March 31, 2011 was primarily the result of $23.2 million in foreign currency translation adjustments, offset by $1.4 million in recent immaterial business combination activities.

     Intangible assets consisted of the following:

	March 31, 2011			December 31, 2010
	Weighted			Weighted
	average	Gross carrying	Accumulated	average	Gross carrying	Accumulated
	Life	Amount	Amortization	Life	Amount	Amortization
(in thousands)		(unaudited)
Amortized intangible assets:
Purchased technology	7 years	$1,230,358	$(826,870)	7 years	$1,227,942	$(797,694)
Purchased tradenames and trademarks	9 years	326,220	(129,038)	9 years	323,863	(120,573)
Purchased customer base	11 years	1,445,872	(338,433)	12 years	1,441,781	(305,865)
Other intellectual property	6 years	301,106	(125,170)	6 years	299,586	(111,216)

Total intangible assets		$3,303,556	$(1,419,511)		$3,293,172	$(1,335,348)

Intangible assets not subject to amortization:
Purchased tradenames and trademarks		$7,451			$7,451
In-process research and development		74,900			74,900
     Amortization expense related to purchased intangible assets for the three months ended March 31, 2011 and 2010 was $76.2 million and $70.1 million, respectively. Estimated aggregate amortization expense is expected to be $227.7 million for the remainder of fiscal year 2011. Estimated aggregate amortization expense for fiscal years 2012, 2013, 2014 and 2015 is $288.3 million, $275.8 million, $234.2 million, and $217.0 million, respectively. During the three months ended March 31, 2011, there were no assets identified for impairment.
     The Company capitalized $74.9 million of acquired in-process research and development and assigned it an indefinite life according to ASC Topic 805, Business Combinations. Such assets are accounted for as indefinite life intangible assets subject to annual impairment testing, or earlier if an event or circumstance indicates that impairment may have occurred, until completion or abandonment of the acquired projects. Upon reaching the end of the research and development project, the Company will amortize the acquired in-process research and development over its estimated useful life, or expense the acquired in-process research and development should the research and development project be unsuccessful with no future alternative use.
Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2011	2010
(in thousands)	(unaudited)
Accrued hedge liabilities	$47,202	$46,290
Accrued royalties	63,769	64,552
Accrued warranty	6,261	7,177
Accrued other	140,689	139,968

Total accrued expenses and other current liabilities	$257,921	$257,987

Reconciliation of Equity
     The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to the Company, and equity attributable to noncontrolling interests:

					Accumulated
					Other		Non-
		Common	Additional	Treasury	Comprehensive	Retained	Controlling
(in thousands)(unaudited)	Total	Stock	Paid-in-Capital	Stock	Income	Earnings	Interests
Balance at December 31, 2010	$4,438,029	$2,072	$5,222,859	$(1,419,966)	$96,612	$532,499	$3,953
Business combinations	(28)	—	(28)	—	—	—	—
Amortization of stock based compensation	19,262	—	19,262	—	—	—	—
Common stock issuance under employee stock plans	35,282	12	35,297	(27)	—	—	—
Tax benefit on employee stock plans	4,414	—	4,414	—	—	—	—
Issuance of restricted shares, net of repurchased for minimum tax liability	(47)	1	—	(48)	—	—	—
Issuance of deferred stock	5,754	1	5,753	—	—	—	—
Purchase of treasury stock	(233,766)	—	—	(233,766)	—	—	—
Realized loss on hedging transactions, reclassed into earnings, net of related tax effects	14,069	—	—	—	14,069	—	—
Unrealized loss on hedging transactions, net of related tax effects	(10,448)	—	—	—	(10,448)	—	—
Pension liability, net of deferred taxes	2,484	—	—	—	2,484	—	—
Foreign currency translation adjustment, net of related tax effects	16,791	—	—	—	16,523	—	268
Net income / (loss)	93,579	—	—	—	—	93,687	(108)

Balance at March 31, 2011	$4,385,375	$2,086	$5,287,557	$(1,653,807)	$119,240	$626,186	$4,113

     There was no change in the Company’s ownership interest in its subsidiaries during the three months ended March 31, 2011 or 2010.
Comprehensive Income
     Total comprehensive income consisted of the following and is shown net of related tax effects:

	Three months ended
	March 31,
(in thousands)(unaudited)	2011	2010
Net income, as reported	$93,579	$91,507
Realized loss on hedging transactions, reclassed into earnings	14,069	2,481
Unrealized gain (loss) on hedging transactions	(10,448)	13,974
Pension liability adjustment	2,484	(2,523)
Foreign currency translation adjustment	16,791	(5,228)

Total comprehensive income	$116,475	$100,211

Less comprehensive income attributable to noncontrolling interest	(160)	—

Total comprehensive income attributable to the Company	$116,315	$100,211

3. Business Combinations and Divestitures
Business Combinations
     The Company completed several acquisitions that were not individually or collectively considered material to the overall consolidated financial statements and the results of the Company’s operations. These acquisitions have been included in the consolidated financial statements from the respective dates of the acquisitions. Certain acquisitions, including Ion Torrent which was consummated in October 2010, contained contingent consideration arrangements that require the Company to continuously assess and adjust the fair value of the contingent consideration liabilities, if necessary, until the settlement or expiration of the contingency occurs.
     In October 2010, the Company acquired all outstanding equity shares of Ion Torrent with an upfront payment of $375.0 million, and time and technology based milestones of $350.0 million. The merger agreement stipulates that payments are made in a combination of cash and the Company’s common stock for the upfront payment and any milestone payments. During 2010, the Company issued, as part of the upfront payment and satisfaction of the $50.0 million milestone, which was earned and paid in November 2010, 3.4 million shares of common stock, or the equivalent of $159.3 million, and paid cash in the aggregate of $263.2 million. If earned, the technology based milestone of $300.0 million will be paid in January 2012 with a combination of cash and Company common stock. Under ASC Topic 805, Business Combinations, the Company is required to fair value contingent consideration at the date of acquisition. The Company considered the $300.0 million milestone a contingent consideration and fair valued this contingent consideration at $260.8 million at the date of acquisition by applying a weighted average probability on the achievement of the technological milestones based on the assessment developed during the valuation process, then deriving the present value of the outcome from the time at which the obligation is settled by applying a discount rate that incorporated a market participant’s view of the risk associated with the expected milestone payment. The Company will assess the fair value of contingent consideration periodically with subsequent revisions reflected in the Consolidated Statement of Operations. The $50.0 million milestone was assessed at 100% probability of occurring, and therefore considered a financing arrangement and accrued at the acquisition date. Refer to Note 10 “Fair Value of Financial Instruments” for additional information on the fair market valuation of the contingent consideration liabilities and subsequent adjustments.
Divestiture of Equity Investment
     In January 2010, the Company completed the sale of its 50% ownership stake in the Applied Biosystems/MDS Analytical Technologies Instruments joint venture and selected assets and liabilities directly attributable to the joint venture for $435.9 million in cash, excluding transactions costs, and recorded a gain of $45.1 million in other income in the Consolidated Statement of Operations for the three months ended March 31, 2010.
     The Company finalized the transaction during the second quarter of 2010, and received total cash of $428.1 million, excluding taxes and transaction costs, and recorded a gain of $37.3 million as result of conventional working capital adjustments. Included in the sale was the carrying value of the equity investment of $330.4 million, accounts receivable of $71.3 million, net inventory of $55.1 million, other current assets of $17.6 million, long-term assets of $13.7 million, accounts payable of $9.8 million, other current liabilities of $80.8 million, and long-term liabilities of $6.7 million.
Business Consolidation Costs
     The Company continues to integrate recent and pending acquisitions and divestitures into its operations and recorded approximately $14.7 million and $25.3 million for the three months ended March 31, 2011 and 2010, respectively. The expenses were primarily related to severance and other costs associated with the integration of acquired and existing businesses.

4. Long-Term Debt
     Long-term debt consisted of the following:

	March 31,	December 31,
	2011	2010
(in thousands)	(unaudited)
3.375% Senior Notes (principal due 2013), net of unamortized discount	$249,924	$249,914
4.400% Senior Notes (principal due 2015), net of unamortized discount	498,669	498,592
3.500% Senior Notes (principal due 2016), net of unamortized discount	399,389	399,360
6.000% Senior Notes (principal due 2020), net of unamortized discount	748,595	748,565
5.000% Senior Notes (principal due 2021), net of unamortized discount	398,258	398,224
1 1/2% Convertible Senior Notes (principal due 2024), net of unamortized discount	433,230	428,356
3 1/4% Convertible Senior Notes (principal due 2025), net of unamortized discount	347,663	345,360
Capital leases	6,508	7,002

Total debt	3,082,236	3,075,373
Less current portion	(783,395)	(347,749)

Total long-term debt	$2,298,841	$2,727,624

Senior Notes
     On February 10, 2010, the Company filed a prospectus that allows the Company to issue in one or more offerings, senior or subordinated debt securities covered by the prospectus by filing a prospectus supplement that contains specific information about the securities and specific terms being offered. In aggregate, the Company has issued a principal amount of $2,300.0 million of fixed unsecured and unsubordinated Senior Notes (the “Notes”) as of March 31, 2011, of which $1,500.0 million were offered in February 2010 and $800.0 million were offered in December 2010. During February 2010, the Company issued $1,500.0 million of fixed rate unsecured notes which consisted of an aggregate principal amount of $250.0 million of 3.375% Senior Notes due 2013 (the “2013 Notes”) at an issue price of 99.95%, an aggregate principal amount of $500.0 million of 4.40% Senior Notes due 2015 (the “2015 Notes”) at an issue price of 99.67% and an aggregate principal amount of $750.0 million of 6.00% Senior Notes due 2020 (the “2020 Notes”) at an issue price of 99.80%. During December 2010, the Company issued an additional $800.0 million of fixed rate unsecured notes which consisted of an aggregate principal amount of $400.0 million of 3.50% Senior Notes due 2016 (the “2016 Notes”) at an issue price of 99.84% and an aggregate principal amount of $400.0 million of 5.00% Senior Notes due 2021 (the “2021 Notes”) at an issue price of 99.56%.
     As a result, the Company recorded an aggregate $3.3 million of debt discounts for the 2013 Notes, 2015 Notes and 2020 Notes at the time of issuance in February 2010, and an aggregate $2.4 million of debt discounts for the 2016 Notes and 2021 Notes at the time of issuance in December 2010. At March 31, 2011, the unamortized debt discount balance was $2.8 million for the 2013 Notes, 2015 Notes, and 2020 Notes, and $2.4 million for the 2016 Notes and 2021 Notes. The debt discounts are amortized over the lives of the associated Notes using the effective interest method.
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
     At March 31, 2011, the unamortized issuance costs for the Senior Notes were $12.2 million for the February 2010 offering, which are expected to be recognized over a weighted average period of 6.7 years, and $7.0 million for the December 2010 offering, which are expected to be recognized over a weighted average period of 7.5 years. The Company recognized aggregate interest expense, net of hedging transactions, of $18.9 million and $8.5 million for the February 2010 offering and December 2010 offering, respectively, for the three months ended March 31, 2011 based on the effective interest rates of 3.39%, 4.47%, 3.53%, 6.03%, and 5.06% for the 2013, 2015, 2016, 2020 and 2021 Notes, respectively, with interest payments due semi-annually. The Company recognized total interest expense of $8.4 million for the three months ended March 31, 2010 for the February 2010 offering.

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
     The contractual interest rates the Company made the interest payments on from the inception of the loan to the date of retirement were from 2.75% to 3.91% on term loan A based on LIBOR plus 2.5%, and from 5.25% to 6.00% on term loan B based on the base rate plus 2.0%. The Company recognized aggregate interest expense, net of hedging transactions, of $11.0 million during the three months ended March 31, 2010 on the term loans.

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
     At March 31, 2011, the Company carried unamortized debt discounts of $16.8 million and $2.3 million for the 2024 and 2025 Notes, respectively, which are expected to be recognized over a weighted average period of 1.0 year. At December 31, 2010 the Company carried unamortized debt discounts of $21.6 million and $4.6 million for the 2024 and 2025 Notes, respectively. The Company recognized total interest cost of $11.7 million for the three months ended March 31, 2011 based on the effective interest rates of 6.10% and 5.95% for the 2024 and 2025 Notes, respectively. The Company recognized total interest cost of $17.4 million for the three months ended March 31, 2010 based on the effective interest rates of 7.21%, 6.10% and 5.95% for the 2023, 2024 and 2025 Notes, respectively. The interest expense consisted of $4.5 million and $6.3 million of contractual interest based on the stated coupon rate and $7.2 million and $11.1 million of amortization of the discount on the liability component for the three months ended March 31, 2011 and 2010, respectively.
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
     At March 31, 2011, the Company held the carrying value of $433.2 million of 2024 Notes and $347.7 million of 2025 Notes in current liabilities. The respective indenture allows our holders of the 2024 Notes and the 2025 Notes to require the Company to purchase all or a portion of the Notes at par plus any accrued and unpaid interest at the earliest on February 15, 2012 or June 15, 2011, respectively. In the event that the holders do not exercise such rights, the remaining balance of the Notes will be reclassified back to long-term debt. The indenture also permits the Company to redeem, in whole or in part, 2024 Notes and the 2025 Notes at the Company’s option on or after February 15, 2012 or June 15, 2011, respectively.
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

Margins and fees are based on a rate table specified in the agreement and determined by the Company’s consolidated leverage ratio for the period. As of March 31, 2011, the Company has issued $12.7 million of letters of credit under the Revolving Credit Facility and accordingly, the remaining available credit is $487.3 million. The applicable borrowing rate would have been 2.55% and 1.80% at March 31, 2011 and December 31, 2010, respectively.
     As of March 31, 2011 foreign subsidiaries in China, India, Mexico and Japan had available bank lines of credit denominated in local currency to meet short-term working capital requirements. The credit facilities bear interest at fixed rates or based on the TIBOR rate. Under these lines of credit, the United States dollar equivalent of these facilities totaled $13.0 million at March 31, 2011, of which $0.5 million was outstanding at March 31, 2011.
6. Commitments and Contingencies
Letters of Credit
     The Company had outstanding letters of credit totaling $37.4 million at March 31, 2011, of which $20.8 million was to support performance bond agreements, $9.5 million was to support liabilities associated with the Company’s self-insured worker’s compensation programs, $3.5 million was to support its building lease requirements, and $3.6 million was to support duty on imported products.
Executive Employment Agreements
     The Company has employment contracts with key executives that provide for the continuation of salary if terminated for reasons other than cause, as defined in those agreements. At March 31, 2011, future employment contract commitments for such key executives were approximately $31.3 million. In certain circumstances, the employment agreements call for the acceleration of equity vesting. The non-cash financial impact of the acceleration of equity vesting is not reflected in the above information.
Acquisition-Related Contingent Obligations
     The Company may have future payment obligations due to the contingent consideration arrangements agreed to between the Company and the respective sellers in conjunction with business combinations entered into. Such payments are based on certain technological milestones, patent milestones or the achievement of targeted sales milestones. According to the ASC Topic 805, Business Combinations, the Company records these obligations at fair value at the time of acquisition with subsequent fair value adjustments to the contingent consideration reflected in the line items of the Consolidated Statement of Operations commensurate with the nature of the contingent consideration. At March 31, 2011 and December 31, 2010, the total amount accrued for contingent consideration liabilities were $264.5 million and $263.3 million, respectively, of which $263.9 million and zero were included in current liabilities, respectively. During the three months ended March 31, 2011, a $1.9 million favorable adjustment to contingent consideration liabilities was recorded in cost of revenues, offset by a $3.1 million time value accretion recorded in interest expense on previously recognized contingent consideration. The Company could be required to make additional contingent payments based on currently existing purchase agreements through 2012. For more information on business combination accounting, refer to Note 3 “Business Combinations”.
     For the acquisitions the Company accounted for as asset purchases, contingent consideration liabilities are recorded and become an additional element of cost of the acquired assets when the contingency is resolved.
Environmental Liabilities
     As a result of previous mergers and acquisitions, the Company assumed certain environmental exposure liabilities. At March 31, 2011, aggregate undiscounted environmental reserves were $8.0 million, including current reserves of $3.3 million. Based upon currently available information, the Company believes that it has adequately provided for these environmental exposures and that the outcome of these matters will not have a material adverse effect on its Consolidated Statement of Operations.
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
Guarantees
     The Company is a guarantor of a pension plan benefit that was assumed in conjunction with the AB merger, that is accounted for under the ASC Topic 460, Guarantees. As part of the divestiture of the Analytical Instruments business in 1999 by AB, the purchaser of the Analytical Instruments business has agreed to pay for the pension benefits for employees of a former German subsidiary. However, the Company was required to guarantee payment of these pension benefits should the purchaser fail to do so, because these payment obligations were not transferable to the buyer under German law. The guaranteed payment obligation is not expected to have a material adverse effect on the Consolidated Financial Statements.
7. Pension Plans and Postretirement Health and Benefit Program
     The Company has several defined benefit pension plans covering its United States employees and employees in several foreign countries.
     The components of net periodic pension cost (income) for the Company’s pension plans and postretirement benefits plans for the three months ended March 31, 2011 and 2010 were as follows:

	Domestic Plans
	Three months ended March 31
(in thousands) (unaudited)	2011	2010
Service cost	$261	$—
Interest cost	9,958	8,861
Expected return on plan assets	(10,798)	(8,558)
Amortization of prior service cost	15	15
Amortization of actuarial loss	437	477
Settlement gain*	—	(5,473)

Net periodic pension income	$(127)	$(4,678)

	Postretirement Plans
	Three months ended March 31
(in thousands) (unaudited)	2011	2010
Service cost	$16	$46
Interest cost	451	329
Expected return on plan assets	(119)	(98)
Amortization of prior service cost (benefit)	(474)	60
Amortization of actuarial loss	183	197

Total periodic pension cost	$57	$534

	Foreign Plans
	Three months ended March 31
(in thousands) (unaudited)	2011	2010
Service cost	$861	$986
Interest cost	1,342	1,419
Expected return on plan assets	(1,153)	(1,094)
Amortization of actuarial loss	46	58
Settlement (gain)/loss	(43)	18

Net periodic pension cost	$1,053	$1,387

*	A settlement gain related to the lump sum benefit that the Company paid out during the three months ended March 31, 2010 in conjunction with the restructuring efforts that occurred upon the merger with AB as permitted by the plan provision upon termination.
8. Income Taxes
     Income taxes are determined using an estimated annual effective tax rate applied against income, and then adjusted for the tax impacts of certain significant and discrete items. For the three months ended March 31, 2011, the Company treated the tax impact related to the following as discrete events for which the tax effect was recognized separately from the application of the estimated annual effective tax rate: (i) expenses related to foreign return to provision adjustments and reduced Medicare subsidies; offset by (ii) benefits related to the release of reserves for uncertain tax positions and disqualifying dispositions of qualified stock grants. The Company’s effective tax rate recorded for the three months ended March 31, 2011 was 18.7%. Excluding the impact of the discrete items discussed above, the effective tax rate would have been 20.3%.
     In accordance with the disclosure requirements as described in ASC Topic 740, Income Taxes, the Company has classified uncertain tax positions as non-current income tax liabilities, or a reduction in non-current deferred tax assets, unless expected to be paid in one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. It is reasonably possible that there will be a reduction to the balance of unrecognized tax benefits up to $46.0 million in the next twelve months.
9. Stock Repurchase Programs
     In December 2010, the Board of Directors of the Company approved a program (the December 2010 program), authorizing management to repurchase up to $500.0 million of common stock. During the three months ended March 31, 2011, the Company repurchased 2.9 million shares of its common stock under the December 2010 program at a total cost of approximately $150.4 million. The cost of repurchased shares is included in treasury stock and reported as a reduction in total equity when a repurchase occurs. No shares were repurchased under this program in 2010.
     In July 2010, the Board of Directors of the Company approved a program (the July 2010 program) authorizing management to repurchase up to $520.0 million of common stock over the next two years. As of December 31, 2010, the Company completed repurchasing 8.4 million shares at a total cost of $436.6 million which was included in treasury stock and reported as a reduction in total equity. During the three months ended March 31, 2011, the Company repurchased an additional 1.5 million shares of its common stock at a total cost of $83.4 million, thereby completing the July 2010 program by repurchasing an aggregate of 9.9 million shares at a total cost of $520.0 million, the maximum amount authorized.
10. Fair Value of Financial Instruments
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
     Investments consisted of the following:

	March 31,	December 31,
	2011	2010
(in thousands)	(unaudited)
Short-term
Bank time deposits	$20,973	$20,425
Foreign bonds	2,836	2,654

Total short-term investments	23,809	23,079
Long-term
Equity securities	22,368	22,448

Total long-term investments	22,368	22,448

Total investments	$46,177	$45,527

     ASC Topic 820, Fair Value Measurements and Disclosures has redefined fair value and has required the Company to establish a framework for measuring fair value and expand disclosures about fair value measurements. The framework requires the valuation of assets and liabilities subject to fair value measurements using a three tiered approach and fair value measurement be classified and disclosed in one of the following three categories:
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
     The following table represents the financial instruments measured at fair value on a recurring basis in the financial statements of the Company subject to ASC Topic 820, Fair Value Measurements and Disclosures and the valuation approach applied to each class of financial instruments:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
	Balance at	Active Markets	Significant Other	Significant
(in thousands)(unaudited)	March 31,	for Identical Assets	Observable Inputs	Unobservable Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Bank time deposits	$20,973	$20,973	$—	$—
Foreign bonds	2,836	2,836	—	—
Money market funds	332,459	332,459	—	—
Deferred compensation plan assets	29,068	29,068	—	—
Assets-derivative forward exchange contracts	7,378	—	7,378	—

Total assets	$392,714	$385,336	$7,378	$—

Liabilities-derivative forward exchange contracts	47,202	—	47,202	—
Contingent considerations	264,506	—	—	264,506

Total liabilities	$311,708	$—	$47,202	$264,506

     At March 31, 2011, the carrying value of the financial instruments measured and classified within Level 1 was based on quoted prices and marked to market.
     The Company held foreign bonds which were classified as available-for-sale securities with a fair value of $2.8 million as of March 31, 2011. During the three months ended March 31, 2011, there was no material gain or loss recorded in accumulated other comprehensive income, and there were no gains or losses reclassified out of accumulated other comprehensive income to earnings as a result of the sales of available-for-sale securities.

     The Company manages the Life Technologies Corporation Deferred Compensation Plan (the “Deferred Compensation Plan”) which allows eligible directors and employees to defer, on a pre-tax basis, a portion or all of their compensation, bonuses, or director’s fees. As of March 31, 2011, the Company held $29.1 million in deferred compensation plan assets which was invested in mutual funds. The fair market value of the assets held in the Deferred Compensation Plan was based on unadjusted quoted prices in active markets. The Company carries a corresponding deferred compensation liability of $29.1 million as of March 31, 2011 in other long-term liabilities in its Consolidated Balance Sheet.
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
     Contingent consideration arrangements obligate the Company to pay former owners of an acquired entity if specified future events occur or conditions are met such as the achievement of certain technological milestones, patent milestones or the achievement of targeted revenue milestones. The Company measures such liabilities using level 3 unobservable inputs, applying the income approach, such as the discounted cash flow technique, or the probability-weighted scenario method. The Company used various key assumptions, such as the probability of achievement on the agreed milestones arrangement and the discount rate, to represent the non-performing risk factors and time value when applying the income approach. The Company continuously monitors the fair value of the contingent considerations, with subsequent revisions reflected in the Statement of Operations in the line items commensurate with the underlying nature of milestone arrangements. For a further discussion on contingent consideration accounting, refer to Note 3 “Business Combinations” and Note 6 “Commitments and Contingencies”.
     For financial instrument liabilities with significant Level 3 inputs, the following table summarizes the activity for the three months ended March 31, 2011:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Contingent
(in thousands) (unaudited)	Considerations	Total
Beginning balance at January 1, 2011	$263,311	$263,311
Total unrealized losses included in earnings	1,195	1,195

Ending balance at March 31, 2011	$264,506	$264,506

Total amount of unrealized losses for the period included in other comprehensive loss attributable to the change in fair market value of related liabilities still held at the reporting date	$—	$—
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
     Non-financial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. There were no material non-financial assets and liabilities deemed to be other-than-temporarily impaired and measured at fair value on a nonrecurring basis for the three months ended March 31, 2011.
     The Company evaluates its investments in equity and debt securities that are accounted for using the equity method or cost method to determine whether an other-than-temporary impairment or a credit loss exists at period end. At March 31, 2011, the Company held an aggregate $22.4 million of long-term investments in non-publicly traded companies that are accounted for under the cost method. The Company assesses these investments for impairment each quarter, but does not calculate a fair value. Due to the nature of these investments, mainly non-public and early stage companies, the Company believes calculating a fair value not to be practicable. In the event the Company identified an indicator of impairment, the assessment of fair value would be based on all available factors, and may include valuation methodologies using level 3 unobservable inputs, which include discounted cash flows, estimates of sales proceeds and appraisals, as appropriate. At March 31, 2011, the Company determined that there was no event or change in circumstances that occurred which had a significant adverse effect on the fair value of the cost method investments during the three months ended March 31, 2011, and accordingly no material impairment charges were recorded during the period.
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
     Some of the Company’s reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in currency exchange rates from the point in which the transactions are originated until the settlement in cash. Both realized and unrealized gains and losses in the value of these receivables and payables are included in the determination of net income. Net currency exchange gains (losses) recognized on business transactions, net of hedging transactions, were $(2.1) million and $3.8 million for the three months ended March 31, 2011 and March 31, 2010, respectively, and such gains and losses are included in other income/(expense) in the Consolidated Statements of Operations.
     To manage the foreign currency exposure risk, the Company uses derivatives for activities in entities that have receivables and payables denominated in a currency other than the entity’s functional currency. Realized and unrealized gains or losses on the value of financial contracts entered into to hedge the exchange rate exposure of these receivables and payables are also included in the determination of net income as they have not been designated for hedge accounting under ASC Topic 815, Derivatives and Hedging. These contracts, which settle in April 2011 through January 2012, effectively fix the exchange rate at which these specific receivables and payables will be settled in, so that gains or losses on the forward contracts offset the gains or losses from changes in the value of the underlying receivables and payables. At March 31, 2011, the Company had a notional principal amount of $957.1 million in foreign currency forward contracts outstanding to hedge currency risk relative to our foreign receivables and payables.
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
     At March 31, 2011, the Company had a notional principal amount of $280.6 million in foreign currency forward contracts outstanding to hedge foreign currency revenue risk under ASC Topic 815, Derivatives and Hedging. During the three months ended March 31, 2011, the Company did not have any material losses or gains related to the ineffective portion of its hedging instruments in other expense in the Consolidated Statements of Operations. No hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring for foreign currency forward contacts. The Company continuously monitors the probability of forecasted transactions as part of the hedge effectiveness testing. The Company reclasses deferred gains or losses reported in accumulated other comprehensive income into revenue when the consolidated earnings are impacted, which for intercompany sales are when the inventory is sold to a third party. For intercompany sales hedging, the Company uses an inventory turnover ratio for each international operating unit to align the timing of a hedged item and a hedging instrument to impact the Consolidated Statements of Operations during the same reporting period. At March 31, 2011, the Company expects to recognize $36.0 million of net losses on derivative instruments currently classified under accumulated other comprehensive income to revenue, offsetting the change in revenue due to foreign currency translation, during the next twelve months.

     In January of 2009, the Company entered into interest rate swap agreements that effectively converted variable rate interest payments to fixed rate interest payments for a notional amount of $1,000.0 million (a portion of term loan A) of which $300.0 million of swap payment arrangements would have expired in January of 2012 and $700.0 million of swap payment arrangements would have expired in January of 2013. During February 2010, term loan A and term loan B were fully repaid in conjunction with the new senior notes issuance. As a result, the Company de-designated the hedging relationship due to the forecasted transactions no longer being probable of occurring and recognized a $12.9 million loss during the three months ended March 31, 2010 as a discontinuance of the cash flow hedges in accordance with ASC Topic 815, Derivatives and Hedging. During the three months ended March 31, 2011 and 2010, respectively, the Company recognized de minimus gain or loss related to the ineffective portion of its designated hedging instruments in other expense in the Consolidated Statements of Operations.
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
     The following table summarizes the fair values of derivative instruments at March 31, 2011 and December 31, 2010:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	Location	2011	2010	Location	2011	2010
(in thousands)		(unaudited)			(unaudited)
Derivatives instruments designated and qualified as cash flow hedges
Forward exchange contracts	Other current assets	$—	$—	Other current liabilities	$32,298	$41,558

Total		$—	$—		$32,298	$41,558
Derivatives instruments not designated as cash flow hedges
Forward exchange contracts	Other current assets	$7,378	$15,189	Other current liabilities	$14,904	$4,732

Total		$7,378	$15,189		$14,904	$4,732

Total derivatives		$7,378	$15,189		$47,202	$46,290

     The following table summarizes the effect of derivative instruments on the Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010, respectively:

	Three months ended March 31,			Three months ended March 31,
	2011			2010
			Amount of			Amount of
		Location of	Gain/(Loss)		Location of	Gain/(Loss)
	Amount of	(Gain)/Loss	Reclassified	Amount of	(Gain)/Loss	Reclassified
	(Gain)/Loss	Reclassified from	from	(Gain)/Loss	Reclassified from	from
	Recognized in	AOCI into	AOCI	Recognized in	AOCI into	AOCI
	OCI	Income	into Income	OCI	Income	into Income
(in thousands)(unaudited)	Effective Portion			Effective Portion
Derivatives instruments designated and qualified as cash flow hedges
Foreign exchange contracts	$14,027	Revenue	$(22,678)	$(22,229)	Revenue	$(1,161)
Interest rate swap contracts	—	Interest expense	146	7,772 **	Interest expense	—

Total derivatives	$14,027		$(22,532)	$(14,457)		$(1,161)

	Three months ended March 31,		Three months ended March 31,
	2011		2010
		Amount of		Amount of
	Location of	(Gain)/Loss	Location of	(Gain)/Loss
	(Gain)/Loss	recognized in	(Gain)/Loss	recognized in
	Recognized in Income	Income	Recognized in Income	Income
(in thousands)(unaudited)	Ineffective Portion		Ineffective Portion
Derivatives instruments designated and qualified as cash flow hedges
Foreign exchange contracts	Other (income) expense	$ *	Other (income) expense	$ *
Interest rate swap contracts	Other (income) expense	—	Other (income) expense	—

Total derivatives		$ *		$ *

	Three months ended March 31,		Three months ended March 31,
	2011		2010
	Location of	Amount of	Location of	Amount of
	(Gain)/Loss	(Gain)/Loss	(Gain)/Loss	(Gain)/Loss
	Recognized in	Recognized in	Recognized in	Recognized in
(in thousands)(unaudited)	Income	Income	Income	Income
Derivatives instruments not designated as cash flow hedges
Forward exchange contracts	Other (income) expense	$28,059	Other (income) expense	$(20,986)

Total Derivatives		$28,059		$(20,986)

*	De minimus amount recognized in the hedge relationship.

**	$7.8 million was a part of the $12.9 million loss on discontinuance of cash flow hedge related to term loan A interest rate swaps. The difference of $5.1 million was recognized in other comprehensive income in 2009. The entire $12.9 million was reclassified from accumulated other comprehensive income into other income/(expense) during the first quarter of 2010.
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
     Our derivatives instruments have an element of risk in that the counterparties may be unable to meet the terms of the agreements. We attempt to minimize this risk by limiting the counterparties to a diverse group of highly-rated domestic and international financial institutions. In the event of non-performance by these counterparties, the asset position carrying values of our financial instruments represent the maximum amount of loss we could incur as of March 31, 2011. However, we do not expect to record any losses as a result of counterparty default in the foreseeable future. We do not require and are not required to pledge collateral for these financial instruments. The Company does not use derivative financial instruments for speculation or trading purposes or for activities other than risk management and we are not a party to leveraged derivatives. In addition, we do not carry any master netting arrangements to mitigate the credit risk. The Company continually evaluates the costs and benefits of its hedging program.

Debt Obligations
     The Company has certain financial instruments in which the carrying value does not equal the fair value. The estimated fair value of the senior notes and the convertible senior notes was determined by using observable market information.
     The fair value and carrying amounts of the Company’s debt obligations were as follows:

	Fair Value		Carrying Amounts
	March 31,	December 31,	March 31,	December 31,
	2011	2010	2011	2010
(in thousands)	(unaudited)		(unaudited)
3.375% Senior Notes (principal due 2013)	$257,385	$254,663	$249,924	$249,914
4.400% Senior Notes (principal due 2015)	524,845	520,380	498,669	498,592
3.500% Senior Notes (principal due 2016)	400,832	396,492	399,389	399,360
6.000% Senior Notes (principal due 2020)	812,190	805,815	748,595	748,565
5.000% Senior Notes (principal due 2021)	402,144	396,664	398,258	398,224
1 1/2% Convertible Senior Notes (principal due 2024)	518,625	545,909	433,230	428,356
3 1/4% Convertible Senior Notes (principal due 2025)	387,464	413,000	347,663	345,360
     For details on the carrying amounts of the debt obligations, refer to Note 4 “Long-Term Debt”.
11. Subsequent Events
     In April 2011, the Company repurchased 1.0 million shares of its common stock under the December 2010 share repurchase program at a total cost of $52.6 million. The cost of all repurchased shares is included in treasury stock and reported as a reduction in total equity when a repurchase occurs.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this report and the Consolidated Financial Statements and Notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2010.
Forward-Looking Statements
     Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect(s),” “estimate(s),” “project(s),” “positioned,” “strategy,” “outlook” and similar expressions. Additionally, statements concerning future matters, such as the development of new products, enhancements of technologies, sales levels and operating results and other statements regarding matters that are not historical facts are forward-looking statements. Accordingly, all such forward-looking statements involve estimates, assumptions and relate to uncertainties that could cause our actual results to differ materially from the results expressed in the statements. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Among the key factors that could cause our actual results to differ materially from those projected in our forward-looking statements, include our ability to:
•	continually develop and offer new products and services that are commercially successful;

•	successfully compete and maintain the pricing of its products and services;

•	maintain our revenue and profitability during periods of adverse economic and business conditions;

•	successfully integrate and develop acquired businesses and technologies;

•	successfully acquire new products, services, and technologies through additional acquisitions;

•	Successfully procure our products and supplies from our existing supply chain;

•	successfully secure and deploy capital;

•	satisfy our debt obligations; and

•	the additional risks and other factors described under the caption “Risk Factors” under Item 1A of the Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission on February 25, 2011.
     Because the factors referred to above could cause our actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, you should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after such date to reflect the occurrence of unanticipated events.
OVERVIEW
     Revenues for the three months ended March 31, 2011 were $895.9 million, with net income attributable to the Company of $93.7 million. Revenues for the three months ended March 31, 2010 were $884.9 million, with net income attributable to the Company of $91.5 million.
Our Business
     We are a global life sciences company dedicated to improving the human condition. Our systems, reagents, and services enable scientific researchers to accelerate scientific exploration, leading to discoveries and developments that improve the quality of life. Life Technologies customers do their work across the biological spectrum, working to advance genomic medicine, regenerative science, molecular diagnostics, agricultural and environmental research, and 21st century forensics. The Company had a workforce of approximately 11,000 people, had a presence in more than 160 countries, and possessed a rapidly-growing intellectual property estate of over 4,000 patents and exclusive licenses.
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
     The principal arenas for our products include the life sciences research industry and the biopharmaceutical production industry. We divide our customer base into three principal categories:
     Life science researchers. The life sciences research market consists of laboratories generally associated with universities, medical research centers, government institutions (such as the United States National Institutes of Health, or the NIH), and other research institutions as well as biotechnology, pharmaceutical, diagnostic, energy, agricultural, and chemical companies. Researchers at these institutions are using our products and services in a broad spectrum of scientific activities, such as searching for pharmaceutical or other techniques to combat a wide variety of diseases (including, cancer and viral and bacterial diseases); researching diagnostics for disease identification or for improving the efficacy of drugs to targeted patient groups; and assisting in vaccine design, bioproduction, and agriculture. Our products and services provide the research tools needed for genomics studies, proteomics studies, gene splicing, cellular analysis, and other key research applications that are required by these life science researchers. In addition, our research tools are important in the development of diagnostics for disease determination as well as identification of patients for more targeted therapy.
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

CRITICAL ACCOUNTING POLICIES
     Our critical accounting policies are those that require significant judgment. There have been no material changes to the critical accounting policies previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. In 2010 we adopted ASU 2009-14, Revenue Arrangements Containing Software Elements, and ASU 2009-13, Multiple-Deliverable Revenue Arrangements a Consensus of the FASB Emerging Issues Task Force. For additional information on the recent accounting pronouncements impacting our business, see Note 1 of the Notes to Consolidated Financial Statements.
RESULTS OF OPERATIONS
First Quarter of 2011 Compared to the First Quarter of 2010
     The following table compares revenues and gross margin for the first quarter of 2011 and 2010:

	Three months ended
	March 31,		$ Increase/	% Increase/
(in millions) (unaudited)	2011	2010	(Decrease)	(Decrease)
Molecular Biology Systems	$425.7	$431.5	$(5.8)	(1)%
Cell Systems	237.7	213.8	23.9	11%
Genetic Systems	227.6	237.6	(10.0)	(4)%
Corporate and other	4.9	2.0	2.9	NM

Total revenues	$895.9	$884.9	$11.0	1%

Total gross profit	$519.0	$533.1	$(14.1)	(3)%
Total gross profit margin %	57.9%	60.2%
Revenue
     The Company’s revenues increased by $11.0 million or 1% for the first quarter of 2011 compared to the first quarter of 2010. The increase in revenue is driven primarily by an increase of $20.6 million associated with acquisitions, partially offset by a decrease of $3.2 million in volume and pricing and $7.6 million in unfavorable currency impacts including hedging. Volume and pricing relates to the impact on revenue due to existing and new product total unit sales as well as year over year change in unit pricing and its impact on gross revenue. Included in the impact of volume in pricing is reduced volume as a result of the natural disasters which occurred in Japan during the quarter, primarily associated with the Company’s Genetic Systems division.
     The Company operates our business under three divisions—Molecular Biology Systems, Cell Systems, and Genetic Systems. The Molecular Biology Systems (MBS) division includes the molecular biology based technologies including basic and real-time PCR, RNAi, DNA synthesis, thermo-cycler instrumentation, cloning and protein expression profiling and protein analysis. Revenue in this division decreased by $5.8 million or 1% in the first quarter of 2011 compared to the first quarter 2010. This decrease was driven primarily by $13.7 million in decreased volume and pricing and $3.4 million in unfavorable currency impacts including hedging, partially offset by an increase of $11.3 million associated with acquisitions. The Cell Systems (CS) division includes all product lines used in the study of cell function, including cell culture media and sera, stem cells and related tools, cellular imaging products, antibodies, drug discovery services, and cell therapy related products. Revenue in this division increased $23.9 million or 11% for the first quarter of 2011 compared to the first quarter of 2010. This increase was driven primarily by $25.5 million in increased volume and pricing, partially offset by $1.5 million in unfavorable foreign currency impacts including hedging. The Genetic System (GS) division includes sequencing systems and reagents, including capillary electrophoresis, Ion Torrenttm and the SOLiDtm sequencing systems, as well as reagent kits developed specifically for applied markets, such as forensics and food safety and animal health. Revenue in this division decreased by $10.0 million or 4% for the first quarter of 2011 compared to the first quarter of 2010. This decrease was driven primarily by $16.3 million in decreased volume and pricing and $2.5 million in unfavorable currency impacts including hedging, partially offset by $8.7 million associated with acquisitions. As previously mentioned, the impacts from the natural disaster which occurred in Japan contributed to the decline in volume and pricing year over year.
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

Gross Profit
     Gross profit decreased $14.1 million or 3% in the first quarter of 2011 compared to the first quarter of 2010. The decrease in gross profit was primarily driven by $11.6 million of unfavorable currency impacts including hedging, a $9.2 million decrease in price, volume and product mix, a $6.1 million increase in purchased intangible amortization, partially offset by $10.1 million associated with acquisitions.
Operating Expenses
     The following table compares operating expenses for the first quarter of 2011 and 2010:

	Three months ended March 31,
	2011		2010
		As a		As a
	Operating	percentage of	Operating	percentage of	$ Increase/	% Increase/
(in millions) (unaudited)	expense	revenues	expense	revenues	(decrease)	(decrease)
Operating Expenses:
Selling, general and administrative	$252.8	28%	$259.7	29%	$(6.9)	(3)%
Research and development	92.8	10%	86.4	10%	6.4	7%
Business consolidation costs	14.7	2%	25.3	3%	(10.6)	(42)%
Selling, general and administrative
     For the first quarter of 2011, selling, general and administrative expenses decreased $6.9 million, or 3%, compared to the first quarter of 2010. This decrease was driven primarily by a decrease of $7.3 million in compensation, bonuses, and benefits, and a decrease of $3.0 million in facilities, general overhead and infrastructure costs, partially offset by $2.5 million in unfavorable currency impacts. As a percentage of revenue, the costs are down from the prior year as a result of the restructuring activities executed during 2009 and 2010 which have contributed to the reduction of overhead costs year over year.
Research and development
     For the first quarter of 2011, research and development expenses increased $6.4 million or 7% compared to the first quarter of 2010. This increase was driven primarily by an increase of $2.4 million in facilities, general overhead and infrastructure costs, and a $2.3 million increase in compensation, bonuses, and benefits. The Company continues to invest in research and development programs and as a percentage of revenue, the costs are comparable period over period.
Business Consolidation Costs
     Business consolidation costs for the first quarter of 2011 were $14.7 million, compared to $25.3 million in the first quarter of 2010, and represent costs to integrate recent and pending acquisitions and divestitures into the Company’s operations. The expenses for both quarters related primarily to integration and restructuring efforts, including severance and site consolidation, currently underway related to various mergers, acquisitions and divestitures.
Other Income (Expense)
Interest Income
     Interest income was $0.9 million for the first quarter of 2011 compared to $1.3 million for the first quarter of 2010.
     Interest income in the future will be affected by changes in short-term interest rates and changes in cash balances, which may materially increase or decrease as a result of acquisitions, debt repayment, stock repurchase programs and other financing activities.
Interest Expense
     Interest expense was $43.1 million for the first quarter of 2011 compared to $41.5 million for the first quarter of 2010. The increase in interest expense was primarily driven by higher debt balances driven by the $1,500.0 million of fixed rate unsecured notes issued in February 2010 and the $800.0 million of fixed rate unsecured notes issued in December 2010, partially offset with the pay off of the term loans in February 2010 and the 2023 Convertible Senior Notes in August 2010.
     The Company adopted a bifurcation requirement on our convertible debt prescribed by ASC Topic 470-20, Debt with Conversion and Other Options in the first quarter of 2009 and as a result has incurred an additional $7.2 million in expense in the first quarter of 2011 and $11.1 million in the first quarter of 2010.
Other Expense, Net
     Other expense, net, was $1.4 million for the first quarter of 2011 compared to $4.0 million for the same period of 2010. Included in the first quarter of 2011 were foreign currency losses of $2.1 million, net of hedging activities, driven by a fluctuation in major currencies. Included in the first quarter of 2010 was a loss on the discontinuance of cash flow hedges of $12.9 million, a $1.2 million expense related to the amortization of purchased intangibles and amortization of deferred revenue fair market value adjustments attributable to the Mass Spectometry joint venture, partially offset with a gain from the recovery of an impaired security of $6.7 million and foreign currency gains of $3.8 million.
Provision for Income Taxes
     The provision for income taxes as a percentage of pre-tax income from continuing operations was 18.7% for the first quarter of 2011 compared with 15.7% for the first quarter of 2010. The lower first quarter 2010 effective tax rate was primarily driven by tax impacts of the sale of the Mass Spectrometry division, early extinguishment of debt and benefits related to certain prior year acquisitions all of which did not occur in 2011. The first quarter 2011 effective tax rate of 18.7% was lower than the estimated rate for the year of 20.3% primarily due to tax benefits associated with the release of reserves for uncertain tax positions and disqualifying dispositions of qualified stock grants offset by tax expense associated with foreign return to provision adjustments and reduced Medicare subsidies.
     The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate without the discrete items are as follows:

Statutory U.S. federal income tax rate	35.0%
State income tax	1.3
Foreign earnings taxed at non-U.S. rates	(14.2)
Repatriation of foreign earnings	0.2
Change in uncertain tax benefit reserves	0.4
Credits and incentives	(3.5)
Non-deductible compensation & other adjustments	0.9
Other	0.2

Effective income tax rate	20.3%

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
     The Company has been able to, and expects to continue to generate positive cash flow from operations. Future debt repayment, share repurchases, future acquisitions or additional payments for the contingent consideration upon the achievement of milestones pertaining to previous acquisitions may be financed by a combination of cash on hand, our positive cash flow generation, existing revolving credit facility, or the issuance of new debt or stock. In the next twelve months, the Company, upon the achievement of technological milestones, will have the obligation to complete its milestone payment in the acquisition of Ion Torrent. Additionally, the Company will have the opportunity to settle its outstanding convertible senior notes prior to the stated maturity. Such decision will be made based on the prevailing market conditions in effect at the time the opportunity is available. The Company, at the election of the holder of the convertible senior note, could be obligated to repurchase the note. In order to meet these obligations and opportunities, the Company will consider whether additional external financing would be required. While conditions of the credit market at any given time may impact our ability to obtain credit, the Company believes that it has the ability to raise funding through public and private markets at reasonable rates based on the Company’s risk profile, along with its history of strong cash generation and timely debt repayments. The Company will continuously assess the most appropriate method of financing the Company’s short and long term operations.
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
     Cash and cash equivalents were $693.7 million at March 31, 2011, a decrease of $119.9 million from December 31, 2010, primarily due to cash used in financing activities of $194.7 million and cash used in investing activities of $50.9 million, offset by cash provided by operating activities of $115.1 million and the effect of exchange rates on cash of $10.7 million. Further discussion surrounding the makeup of each cash flow component movement for the first quarter of 2011 is listed below.
Operating Activities
     Operating activities provided net cash of $115.1 million during the first quarter of 2011 primarily from net income of $93.6 million and net non-cash charges of $118.3 million, offset by a decrease in cash from operating assets and liabilities of $96.8 million. Non-cash charges were primarily comprised of amortization of intangibles of $77.4 million, depreciation of $30.3 million, stock-based compensation expense of $19.3 million, and non-cash interest expense of $7.2 million resulting from the retrospective adoption of a bifurcation requirement on our convertible debt as prescribed by ASC Topic 470-20, Debt with Conversion and Other Options, offset by a change in deferred income taxes which resulted in the use of cash of $15.2 million. The decrease of $96.8 million in cash within operating assets and liabilities was mainly due to a $78.8 million decrease in accounts payable and accrued expenses and other liabilities, a $16.8 million increase in trade accounts receivable, a $16.4 million increase in inventories, and a $15.5 million impact from hedging activities, partially offset by a $21.1 million net increase in income tax liabilities and a $8.9 million decrease in other assets. The movement in cash as a result of changes in operating assets and liabilities is consistent with normal ongoing operations.
     As of March 31, 2011, we had cash and cash equivalents of $693.7 million, restricted cash of $17.7 million, and short-term investments of $23.8 million. Our working capital was $104.1 million as of March 31, 2011 including restricted cash. Our funds for cash and cash equivalents are currently primarily invested in marketable securities, money market funds, and bank deposits with maturities of less than three months. A majority of the Company’s cash and cash equivalents are held in the United States. Repatriation of funds outside of the United States is subject to local laws, customs and related tax consequences.
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
Investing Activities
     Net cash used in investing activities during the first quarter of 2011 was $50.9 million. The primary drivers were $34.1 million cash outflow associated with the divestiture of the joint venture, which related primarily to tax payments, and $16.6 million for the purchases of property and equipment.
     In October 2010, the Company completed the acquisition of Ion Torrent for a total purchase price of $683.3 million, comprised of $263.2 million paid in cash and $159.3 million paid in the Company’s common stock in the fourth quarter of 2010, and a contingent consideration liability of $260.8 million, which was recorded at the date of acquisition. The $260.8 million contingent consideration, which will be satisfied if the milestone is achieved, will be paid in a combination of cash and the issuance of the Company’s common stock and would be due in the first quarter of 2012. The results of operations from Ion Torrent have been included in the Company’s results from the date of acquisition. In addition, pursuant to the purchase agreements for certain acquisitions the Company completed, the Company could be required to make additional contingent payments in cash or a combination of cash and equity based on certain technological milestones, patent milestones or the achievement of future gross sales of the acquired companies. The Company has sufficient cash on hand, positive cash flow generation and an existing revolving credit facility to fund such contingent payments if they become due.
     In January 2010, the Company sold its 50% investment stake in the Applied Biosystems/MDS Analytical Technology Instruments joint venture, and net of tax proceeds from the sale, along with the proceeds from the Senior Note issuance in February 2010 and cash on hand was used to pay off outstanding balance of the term loans.
Financing Activities
     Net cash used in financing activities during the first quarter of 2011 was $194.7 million. The primary driver was $233.8 million for the purchase of treasury stock, partially offset by proceeds from the exercise of employee stock options and purchase rights of $36.1 million.
Senior Notes
     On February 10, 2010, the Company filed a prospectus that allows the Company to issue, in one or more offerings, senior or subordinated debt securities covered by the prospectus by filing a prospectus supplement that contains specific information about the securities and specific terms being offered. In aggregate, the Company has issued a principal amount of $2,300.0 million of fixed unsecured and unsubordinated Senior Notes (the “Notes”) as of March 31, 2011, of which $1,500.0 million were offered in February 2010 and $800.0 million were offered in December 2010.
     The aggregate net proceeds from the offering in February 2010 were $1,484.8 million after deducting debt discounts as well as an underwriting discount of $11.9 million. Total deferred financing costs associated with the issuance of these senior notes were $14.4 million, including the $11.9 million underwriting discount and $2.5 million of legal and accounting fees. The aggregate net proceeds from the offering in December 2010 were $791.6 million after deducting debt discounts, as well as underwriting discounts of $6.0 million. Total deferred financing costs were $7.4 million, including the $6.0 million underwriting discount and $1.4 million of legal and accounting fees.
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
     The entire net proceeds from the 2013, 2015, and 2020 Notes offering in February 2010 were used to repay the outstanding balance of term loans, together with the net of tax proceeds from the sale of our 50% ownership stake in the Applied Biosystems/MDS Analytical Technologies Instruments joint venture and selected assets and liabilities directly attributable to the joint venture, and cash on hand. The net proceeds from the 2016 and 2021 Notes offering in December 2010 will be used for general corporate purposes, which may include the repayment of existing indebtedness.

The Credit Agreement
     In November 2008, the Company entered into a $2,650.0 million credit agreement (the Credit Agreement) consisting of a revolving credit facility of $250.0 million, a term loan A facility of $1,400.0 million, and a term loan B facility of $1,000.0 million to fund a portion of the cash consideration paid for the AB merger. During February 2010, the Company used the proceeds from the issuance of the Senior Notes, the net of tax proceeds from the sale of its 50% ownership stake in the Applied Biosystems/MDS Analytical Technologies Instruments joint venture and selected assets and liabilities directly attributable to the joint venture, along with cash on hand to pay off the entire outstanding term loan principal of $1,972.5 million. After the repayment of the term loans, the Credit Agreement was amended and restated to increase the revolving credit facility to $500.0 million with modified terms. The Company has issued $12.7 million in letters of credit through the Revolving Credit Facility, and accordingly, the remaining credit available under that facility is $487.3 million at March 31, 2011. For details on the revolving credit facility as well as the Company’s other lines of credit, refer to Note 5 “Lines of Credit”.
Convertible Senior Notes
     At March 31, 2011, the Company has classified the carrying value of $347.7 million of the 3 1/4% Convertible Senior Notes (the 2025 Notes) in current liabilities according to the respective indenture, which allows the holders of the 2025 Notes to require the Company to purchase all or a portion of the 2025 Notes at par plus any accrued and unpaid interest on specified dates, the earliest on June 15, 2011. In the event that the holders do not exercise such rights, the remaining balance of the 2025 Notes will be reclassified back to long-term debt. The indenture also permits the Company to redeem, in whole or in part, the 2025 Notes at the Company’s option on or after June 15, 2011. Should the Company be required by the holders to repurchase the 2025 Notes or if the Company chooses to redeem them, the Company anticipates making this payment by using cash generated from operating activities, the existing Revolving Credit Facility, the proceeds from the Senior Notes issuance in December 2010, or a combination of sources.
     Also at March 31, 2011, the Company has classified the carrying value of $433.2 million of the 1 1/2% Convertible Senior Notes (the 2024 Notes) in current liabilities according to the respective indenture, which allows our holders of the 2024 Notes to require the Company to purchase all or a portion of the 2024 Notes at par plus any accrued and unpaid interest on specified dates, the earliest on February 15, 2012. The indenture also permits the Company to redeem, in whole or in part, the 2024 Notes at the Company’s option on or after February 15, 2012. Should the Company be required by the holders to repurchase the 2024 Notes or if the Company chooses to redeem them, the Company anticipates making this payment by using cash generated from operating activities, the existing Revolving Credit Facility, the proceeds from Senior Notes issuance in December 2010, or a combination of sources.
     In the event of a change of control of the Company, the holders of the 2025 Notes and the 2024 Notes have the right to require the Company to repurchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of the notes plus all accrued and unpaid interest.
     During the third quarter of 2010, the Company repaid the remaining outstanding balance of the 2% Convertible Senior Notes (2023 Notes). Total cash consideration of approximately $347.8 million and 2.4 million shares of the Company’s common stock were issued to settle the par value and the excess of the Notes’ conversion value based on a conversion price of $34.12 per share. The Company funded the repayment of the 2023 notes by using cash on hand and cash generated from operating activities.
     For more details of the Company’s long-term debt obligations, refer to Note 4 “Long-Term Debt”.
Stock Repurchase Program
     In December 2010, the Board of Directors of the Company approved a program (the December 2010 program), authorizing management to repurchase up to $500.0 million of common stock. During the three months ended March 31, 2011, the Company repurchased 2.9 million shares of its common stock under the December 2010 program at a total cost of approximately $150.4 million. No shares were repurchased under this program in 2010.
     In July 2010, the Board of Directors of the Company approved a program (the July 2010 program) authorizing management to repurchase up to $520.0 million of common stock over the next two years. As of December 31, 2010, the Company completed repurchasing 8.4 million shares at a total cost of 436.6 million which was included in treasury stock and reported as a reduction in total equity. During the three months ended March 31, 2011, the Company repurchased additional 1.5 million shares of its common stock at a total cost of $83.4 million, thereby completing the July 2010 program by repurchasing an aggregate of 9.9 million shares at a total cost of $520.0 million, the maximum amount authorized.
OFF BALANCE SHEET ARRANGEMENTS
     The Company does not have any material off balance sheet arrangements. For further discussion on the Company’s commitments and contingencies, refer to Note 6 “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements.
CONTRACTUAL OBLIGATIONS
     The Company did not enter into any material contractual obligations during the three months ended March 31, 2011. The Company has no material contractual obligations not fully recorded on our Consolidated Balance Sheets or fully disclosed in the Notes to our Consolidated Financial Statements.
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
Foreign Currency Exchange Rates and Transactions
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
     We have operations through legal entities in Europe, Asia-Pacific and the Americas. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. As of March 31, 2011, the Company had $444.4 million of accounts receivable and $41.1 million of accounts payable, respectively, denominated in a foreign currency. These accounts receivables and payables are denominated either in the functional currency of the legal entity or in a currency that differs from the functional currency of the legal entity owning the receivable or payable. For receivables and payables denominated in the legal entity’s functional currency, the Company does not have financial statement risk, and therefore does not hedge such transactions. For those receivables and payables denominated in a currency that differs from the functional currency of the legal entity, the Company hedges such transactions to prevent financial statement risk. As a result, a hypothetical movement in foreign currency rates would not be expected to have a material financial statement impact on the settlement of these outstanding receivables and payables.
     Both realized and unrealized gains and losses on the value of these receivables and payables were included in other income and expense in the Consolidated Statements of Operations. Net currency exchange losses recognized on business transactions, net of hedging transactions, were $2.1 million for the three months ended March 31, 2011 and are included in other income and expense in the Consolidated Statements of Operations. These gains and losses arise from the timing of cash collections compared to the hedged transactions, which can vary based on timing of actual customer payments.
     The Company’s intercompany foreign currency receivables and payables are primarily concentrated in the euro, British pound sterling, Canadian dollar and Japanese yen. Historically, we have used foreign currency forward contracts to mitigate foreign currency risk on these intercompany foreign currency receivables and payables. At March 31, 2011, the Company had a notional principal amount of $957.1 million in foreign currency forward contracts outstanding, predominantly to hedge currency risk on specific intercompany receivables and payables denominated in a currency that differs from the legal entity’s functional currency. These foreign currency forward contracts, as of March 31, 2011, which settle in April 2011 through January 2012, effectively fix the exchange rate at which these specific receivables and payables will be settled, so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying receivables and payables. At March 31, 2011, the Company does not expect there will be a significant impact from unhedged foreign currency intercompany transactions in the foreseeable future.

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
Cash Flow Hedges
     The ultimate United States dollar value of future foreign currency sales generated by our reporting units is subject to fluctuations in foreign currency exchange rates. The Company’s intent is to limit this exposure from changes in currency exchange rates through hedging. When the dollar strengthens significantly against the foreign currencies, the decline in the United States dollar value of future foreign currency revenue is offset by gains in the value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the opposite occurs. The Company uses foreign currency forward contracts to mitigate foreign currency risk on forecasted foreign currency sales that are expected to be settled within the next twelve months. The change in fair value prior to their maturity was accounted for as cash flow hedges, and recorded in other comprehensive income, net of tax, in the Consolidated Balance Sheets according to ASC Topic 815, Derivatives and Hedging. To the extent any portion of the forward contracts is determined to not be an effective hedge, the increase or decrease in value prior to the maturity was recorded in other income or expense in the Consolidated Statements of Operations.
     During the three months ended March 31, 2011, the Company did not recognize any material ineffective portion of its hedging instruments, and no hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring for foreign currency forward contracts. The Company continually monitors the probability of forecasted transactions as part of the hedge effectiveness testing. At March 31, 2011, the Company had a notional principal amount of $280.6 million in foreign currency forward contracts outstanding to hedge foreign currency revenue risk under ASC Topic 815, Derivatives and Hedging, and the fair value of foreign currency forward contracts is reported in other current assets or other current liabilities in the Consolidated Balance Sheet as appropriate. The Company reclasses deferred gains or losses reported in accumulated other comprehensive income into revenue when the underlying foreign currency sales occur and are recognized in consolidated earnings. The Company uses an inventory turnover ratio for each international operating unit to align the timing of a hedged item and a hedging instrument to impact the Consolidated Statements of Operations during the same reporting period. At March 31, 2011, the Company expects to reclass $36.0 million of net losses on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months. At March 31, 2011, a hypothetical 10% change in foreign currency rates against the United States dollar would result in a decrease or an increase of approximately $26.0 million in the fair value of foreign currency derivatives accounted for under cash flow hedges. Actual gains or losses could differ materially from this analysis based on changes in the timing and amount of currency rate movements.
     During the three months ended March 31, 2010, the Company recognized a $12.9 million loss as a result of the discontinuance of swap payment arrangements related to the term loan A payoff in February 2010 as the forecasted transactions were no longer probable of occurring.
     Refer to Note 10 in the Notes to the Consolidated Financial Statements for more information on the Company’s hedging programs.
Commodity Prices
     Our exposure to commodity price changes relates to certain manufacturing operations that utilize certain commodities as raw materials. We manage our exposure to changes in those prices primarily through our procurement and sales practices.
Interest Rates
     Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The fair value of our cash equivalents, marketable securities, short-term investments, and derivatives is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness or our own credit risk. The Company uses credit default swap spread to derive risk-

adjusted discount rate to measure the fair value of some of our financial instruments. At March 31, 2011 we had $735.2 million in cash, cash equivalents, restricted cash and short-term investments, all of which approximated the fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of these assets at March 31, 2011 as the assets consisted of highly liquid securities with short-term maturities. The Company accounts for the $22.4 million of its long-term investments in non-publicly traded companies under the cost method, thus, changes in market interest rates would not be expected to have an impact on these investments.
     As of March 31, 2011, the Company had a carrying value of $3,075.7 million in debt with fixed interest rates, thus, the variability in market interest rates would not be expected to have a material impact on our scheduled interest payments. The Company will continuously assess the most appropriate method of financing the Company’s short and long term operations.
     See Note 10 in the Notes to the Consolidated Financial Statements for more information on the Company’s financial instruments.
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
Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Securities Exchange Act, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of March 31, 2011, the end of the period covered by this report.
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
ITEM 1A. Risk Factors
     You should consider the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which we filed with the Securities and Exchange Commission on February 25, 2011, together with the risks and uncertainties discussed under the heading “Forward-Looking Statements” in Item 2 of this Quarterly Report on Form 10-Q when evaluating our business and our prospects.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
a)	None.

b)	None.

c)	The following table contains information about our purchases of equity securities during the first quarter of 2011:

			(c)	(d)
			Total Dollar	Maximum Number
			of Shares	(or Approximate
			(or Units)	Dollar Value) of
	(a)		Purchased as	Shares (or Units)
	Total Number	(b)	Part of Publicly	that May Yet Be
	of Shares	Average Price	Announced	Purchased Under
	(or Units)	Paid per	Plans or	the Plans or
	purchased	Share	Programs	Programs
January 1 — January 31	1,484,365	$56.17	$83,369,848	$500,000,000
February 1 —February 28	1,867,722	53.54	99,999,819	400,000,181
March1 — March 31	1,000,000	50.40	50,396,438	349,603,743

Total	4,352,087	$53.71	$233,766,105	$349,603,743
During July 2010 and December 2010, the Board of Directors of the Company approved a program authorizing management to repurchase up to $520.0 million of common stock over the next two years and $500.0 million of common stock, respectively.
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

LIFE TECHNOLOGIES CORPORATION
Date: May 4, 2011	By:	/s/ David F. Hoffmeister
David F. Hoffmeister
Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Seventh Amended and Restated Bylaws of Life Technologies Corporation (1)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

101. INS	XBRL Instance Document (2)

101. SCH	XBRL Taxonomy Extension Schema (2)

101. CAL	XBRL Taxonomy Extension Calculation Linkbase (2)

101. DEF	XBRL Taxonomy Extension Definition Linkbase (2)

101. LAB	XBRL Taxonomy Extension Labels Linkbase (2)

101. PRE	XBRL Taxonomy Extension Presentation Linkbase (2)

(1)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on April 28, 2011 (File No. 000-25317).

(2)	Furnished, not filed