Form 10-Q
period 2011-06-30
Life Technologies Corp
filed 2011-08-05
CIK 1073431

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ or No ☑
As of August 2, 2011, 180,461,180 shares of the Registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
LIFE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$520,128	$813,569
Short-term investments	27,576	23,079
Restricted cash and investments	17,395	18,153
Trade accounts receivable, net of allowance for doubtful accounts of $11,231 and $10,389, respectively	663,176	587,456
Inventories, net	367,721	323,318
Deferred income tax assets	22,757	90,947
Prepaid expenses and other current assets	192,985	190,003

Total current assets	1,811,738	2,046,525

Long-term investments	26,650	22,448
Property and equipment, net	840,181	847,984
Goodwill	4,408,410	4,372,073
Intangible assets, net	1,890,469	2,040,175
Deferred income tax assets	25,733	26,752
Other assets	121,442	130,242

Total assets	$9,124,623	$9,486,199

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$440,706	$347,749
Accounts payable	205,936	174,449
Deferred compensation and related benefits	165,751	202,229
Deferred revenues and reserves	107,482	109,981
Contingent considerations	266,460	—
Accrued expenses and other current liabilities	243,872	257,987
Accrued income taxes	48,905	53,990

Total current liabilities	1,479,112	1,146,385

Long-term debt	2,298,473	2,727,624
Pension liabilities	141,962	145,298
Deferred income tax liabilities	450,792	557,982
Income taxes payable	102,195	114,726
Other long-term obligations	98,819	356,155

Total liabilities	4,571,353	5,048,170

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.01 par value, 6,405,884 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value, 400,000,000 shares authorized; 210,070,828 and 207,243,588 shares issued, respectively	2,101	2,072
Additional paid-in-capital	5,376,521	5,222,859
Accumulated other comprehensive income	156,261	96,612
Retained earnings	721,652	532,499
Less cost of treasury stock; 30,360,215 shares and 24,992,450 shares, respectively	(1,707,215)	(1,419,966)

Total Life Technologies stockholders’ equity	4,549,320	4,434,076
Non-controlling interest	3,950	3,953
Total equity	4,553,270	4,438,029

Total liabilities and equity	$9,124,623	$9,486,199

See accompanying notes to unaudited consolidated financial statements.

LIFE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the three months		For the six months
	ended June 30,		ended June 30,
(Unaudited)	2011	2010	2011	2010
Revenues	$941,135	$903,732	$1,837,029	$1,788,675
Cost of revenues	340,075	293,000	640,778	574,754
Purchased intangibles amortization	76,476	70,051	152,627	140,137

Gross profit	524,584	540,681	1,043,624	1,073,784

Operating expenses:
Selling, general and administrative	254,764	252,813	507,606	512,499
Research and development	91,085	90,344	183,859	176,697
Purchased in-process research and development	—	1,650	—	1,650
Business integration costs	18,666	23,446	33,349	48,712

Total operating expenses	364,515	368,253	724,814	739,558

Operating income	160,069	172,428	318,810	334,226

Other income (expense):
Interest income	1,153	1,105	2,040	2,452
Interest expense	(42,774)	(39,309)	(85,919)	(80,827)
Loss on early extinguishment of debt	—	—	—	(54,185)
Gain (loss) on divestiture of equity investments	—	(7,876)	—	37,260
Other income (expense)	(3,589)	2,019	(4,941)	(1,977)

Total other expense, net	(45,210)	(44,061)	(88,820)	(97,277)

Income before provision for income taxes	114,859	128,367	229,990	236,949
Income tax provision	(19,646)	(17,826)	(41,198)	(34,902)

Net income	95,213	110,541	188,792	202,047
Net loss attributable to noncontrolling interests	253	27	361	27

Net income attributable to Life Technologies	$95,466	$110,568	$189,153	$202,074

Earnings per common share attributable to Life Technologies stockholders:
Basic	$0.53	$0.61	$1.05	$1.11
Diluted	$0.52	$0.58	$1.02	$1.06
Weighted average shares used in per share calculations:
Basic	179,031	182,484	179,698	181,675
Diluted	184,761	191,084	185,513	190,459
See accompanying notes to unaudited consolidated financial statements.

LIFE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the six months
	ended June 30,
	2011	2010
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$188,792	$202,047
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of businesses acquired and divested:
Depreciation	60,366	61,005
Amortization of intangible assets	155,069	143,419
Amortization of deferred debt issuance costs	3,546	59,615
Amortization of inventory fair market value adjustments	527	522
Amortization of deferred revenue fair market value adjustment	1,731	4,321
Share-based compensation expense	43,063	40,032
Incremental tax benefits from stock options exercised	(9,040)	(15,582)
Deferred income taxes	(43,000)	(100,195)
Purchase of in-process research and development	—	1,650
Loss on disposal of assets	365	834
Gain on sale of equity investment	—	(37,260)
Debt discount amortization and other non-cash interest expense	17,919	22,491
Other non-cash adjustments	3,369	17,007
Changes in operating assets and liabilities:
Trade accounts receivable	(55,616)	(58,464)
Inventories	(39,643)	(32,964)
Prepaid expenses and other current assets	(10,305)	1,083
Other assets	22,012	(5,059)
Accounts payable	30,813	(59,700)
Accrued expenses and other liabilities	(31,629)	(26,866)
Income taxes	22,157	55,660
Cash impact of hedging activities	(40,957)	25,743

Net cash provided by operating activities	319,539	299,339

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(9,021)	(18,609)
Net cash paid for business combinations	(28)	(120,616)
Net cash paid for asset purchases	(457)	(3,500)
Purchases of property and equipment	(33,799)	(55,513)
Net cash received (paid) for divestiture of equity investment	(40,595)	410,352

Net cash provided by (used in) investing activities	(83,900)	212,114

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term obligations	—	1,496,693
Principal payments on long-term obligations	(350,000)	(1,972,512)
Issuance cost payments on long-term obligations	(940)	(16,627)
Incremental tax benefits from stock options exercised	9,040	15,582
Proceeds from sale of common stock	86,482	73,146
Capital lease payments	(1,054)	(1,052)
Purchase of treasury stock	(287,249)	(16,789)

Net cash used in financing activities	(543,721)	(421,559)
Effect of exchange rate changes on cash	14,641	(15,202)

Net increase (decrease) in cash and cash equivalents	(293,441)	74,692
Cash and cash equivalents, beginning of period	813,569	596,587

Cash and cash equivalents, end of period	$520,128	$671,279

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
Principles of Consolidation
     The consolidated financial statements include the accounts of Life Technologies Corporation and its majority owned or controlled subsidiaries, collectively referred to as Life Technologies (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation. When there is a portion of equity in an acquired subsidiary not attributable, directly or indirectly, to the parent, the Company records the fair value of the noncontrolling interests at the acquisition date and classifies the amounts attributable to noncontrolling interests separately in equity in the Company’s Consolidated Financial Statements. Any subsequent changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary are accounted for as equity transactions. For details on the noncontrolling interests, refer to Note 2 of the Consolidated Financial Statements, “Reconciliation of Equity”.
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
     The accounting for changes in fair value of a derivative instrument depends on the nature of the derivative and whether the derivative qualifies as a hedging instrument in accordance with ASC Topic 815, Derivatives and Hedging. Those hedging instruments that qualify for hedge accounting are included as an adjustment to revenue or interest expense, depending upon the underlying transactions the Company is hedging. Those hedges that do not qualify for hedge accounting are included in non-operating income. The Company does not engage in speculative hedging.
     For further details on the assets and liabilities subject to fair value measurements and the related valuation techniques used, and for details on derivative instruments, refer to Note 10 of the Consolidated Financial Statements, “Fair Value of Financial Instruments”.
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
     Computations for basic and diluted earnings per share are as follows:

	Net Income
	Attributable to
	Life
	Technologies	Shares	Earnings
(in thousands, except per share data) (unaudited)	(Numerator)	(Denominator)	Per Share
Three Months Ended June 30, 2011
Basic earnings per share:
Net income attributable to Life Technologies	$95,466	179,031	$0.53

Diluted earnings per share:
Dilutive stock options and restricted stock units	—	4,770
Employee Stock Purchase Plan	—	14
1 1/2% Convertible Senior Notes due 2024	33	413
3 1/4% Convertible Senior Notes due 2025	—	533

Net income attributable to Life Technologies plus assumed conversions	$95,499	184,761	$0.52

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		2,001
Three Months Ended June 30, 2010
Basic earnings per share:
Net income attributable to Life Technologies	$110,568	182,484	$0.61

Diluted earnings per share:
Dilutive stock options and restricted stock units	—	4,703
Employee Stock Purchase Plan	—	109
2% Convertible Senior Notes due 2023	18	3,434
1 1/2% Convertible Senior Notes due 2024	32	81
3 1/4% Convertible Senior Notes due 2025	—	273

Net income attributable to Life Technologies plus assumed conversions	$110,618	191,084	$0.58

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		2,929

	Net Income
	attributable to
	Life
	Technologies	Shares	Earnings
(in thousands, except per share data) (unaudited)	(Numerator)	(Denominator)	Per Share
Six Months Ended June 30, 2011
Basic earnings per share:
Net income attributable to Life Technologies	$189,153	179,698	$1.05

Diluted earnings per share:
Dilutive stock options and restricted stock units	—	4,814
Employee Stock Purchase Plan	—	19
1 1/2% Convertible Senior Notes due 2024	66	433
3 1/4% Convertible Senior Notes due 2025	—	549

Net income attributable to Life Technologies plus assumed conversions	$189,219	185,513	$1.02

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		2,010
Six Months Ended June 30, 2010
Basic earnings per share:
Net income attributable to Life Technologies	$202,074	181,675	$1.11

Diluted earnings per share:
Dilutive stock options and restricted stock units	—	4,763
Dilutive performance awards	—	133
Employee Stock Purchase Plan	—	134
2% Convertible Senior Notes due 2023	38	3,421
1 1/2% Convertible Senior Notes due 2024	63	75
3 1/4% Convertible Senior Notes due 2025	—	258

Net income attributable to Life Technologies plus assumed conversions	$202,175	190,459	$1.06

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		3,409
Share-Based Compensation
     Under the Life Technologies Corporation 2009 Equity Incentive Plan (the “2009 Plan”), the Company has the ability to grant stock options, stock appreciation rights, restricted stock units, restricted stock awards, performance awards, and deferred stock awards with 11.0 million shares of the Company’s common stock reserved for the granting of new awards. Stock option awards are granted to eligible employees and directors at an exercise price equal to the fair market value of such stock on the date of grant, generally vest over four years, and are exercisable in whole or in installments and expire ten years from the date of grant. Restricted stock awards and restricted stock units are granted to eligible employees and directors and represent rights to receive shares of common stock at a future date, generally vesting over three or four years. An exercise price and monetary payment are not required for receipt or issuance of restricted stock awards and restricted stock units, instead, consideration is furnished in the form of the participant’s services to the Company. The compensation cost for these awards is valued based on the estimated fair value of such award on the date of grant.
     Effective February 1, 2010 the Company’s qualified employee stock purchase plan (the 2010 Plan) covered all eligible employees of the Company. Eligible employees may elect to withhold up to 15% of their compensation to purchase shares of the Company’s stock on a quarterly basis at a discounted price equal to 85% of the lower of the employee’s offering price or the closing price of the stock on the date of purchase. The 2010 Plan replaced the 1999 Plan acquired as a result of the Applied Biosystems Inc. (AB) acquisition and the 2004 Plan. Prior to February 1, 2010, the Company had a qualified (the 2004 Plan) employee stock purchase plan (purchase rights) whereby eligible employees of Life Technologies (previously known as Invitrogen Corporation) could elect to withhold up to 15% of their compensation to purchase shares of the Company’s stock on a quarterly basis at a discounted price equal to 85% of the lower of the employee’s offering price or the closing price of the stock on the date of purchase. The Company also had a qualified (the 1999 Plan) employee stock purchase plan whereby eligible legacy AB employees could elect to withhold up to 10% of their compensation to purchase shares of the Company’s stock on a quarterly basis at a discounted price equal to 85% of the lower of the employee’s offering price or the closing price of the stock on the date of purchase.
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
     The expected term of share-based awards represents the weighted-average period the awards are expected to remain outstanding and is an input in the Black-Scholes model. In determining the expected term of options, the Company considers various factors including the vesting period of options granted, employees’ historical exercise and post-vesting employment termination behavior, expected volatility of the Company’s stock and aggregation by homogeneous employee groups. The Company uses a combination of the historical volatility of its stock price and the implied volatility of market-traded options of the Company’s stock with terms of up to approximately one year to estimate the expected volatility assumption input to the Black-Scholes model in accordance with ASC Topic 718, Compensation—Stock Compensation. The Company’s decision to use a combination of historical and implied volatility was based upon the availability of actively traded options of its stock and its assessment that such a combination was more representative of future expected stock price trends. The risk-free interest rate is based upon United States Treasury securities with remaining terms similar to the expected term of the share-based awards. The expected dividend yield assumption is based on the Company’s expectation of future dividend payouts. The Company has never declared or paid any cash dividends on its common stock and currently does not anticipate paying such cash dividends.
Stock Options and Purchase Rights
     The underlying assumptions used to value employee stock options and purchase rights granted during the six months ended June 30, 2011 and 2010 were as follows:

	Six months ended
	June 30,
(unaudited)	2011	2010
Stock Options
Weighted average risk free interest rate	2.06%	1.99%
Expected term of share-based awards	4.3 yrs	4.4 yrs
Expected stock price volatility	31%	31%
Expected dividend yield	0%	0%
Weighted average fair value of share-based awards granted	$15.93	$14.77
Purchase Rights
Weighted average risk free interest rate	0.47%	0.67%
Expected term of share-based awards	1.0 yrs	0.9 yrs
Expected stock price volatility	28%	42%
Expected dividend yield	0%	0%
Weighted average fair value of share-based awards granted	$9.99	$9.17
     The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes. The Company considered its historical experience of pre-vesting option forfeitures as the basis to arrive at its estimated annual pre-vesting option forfeiture rate of 6.0% and 4.9% per year for the six months ended June 30, 2011 and 2010, respectively. All option awards, including those with graded vesting, were valued as a single award with a single average expected term and are amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. At June 30, 2011, there was $35.3 million remaining in unrecognized compensation cost related to employee stock options, which is expected to be recognized over a weighted average period of 1.8 years. No compensation cost was capitalized in inventory during the six months ended June 30, 2011 as the amounts involved were not material.

     Total share-based compensation expense for employee stock options and purchase rights for the three and six months ended June 30, 2011 and 2010 was comprised of the following:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share amounts) (unaudited)	2011	2010	2011	2010
Cost of revenues	$886	$1,230	$2,033	$2,535
Selling, general and administrative	6,682	7,798	13,900	15,379
Research and development	1,104	1,510	2,311	3,132

Share-based compensation expense before taxes	8,672	10,538	18,244	21,046
Related income tax benefits	3,170	3,238	6,419	6,078

Share-based compensation expense, net of taxes	$5,502	$7,300	$11,825	$14,968

Net share-based compensation expense per common share:
Basic	$0.03	$0.04	$0.07	$0.08
Diluted	$0.03	$0.04	$0.06	$0.08
Restricted Stock Units
     Restricted stock units represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. An exercise price and monetary payment are not required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. Restricted stock units have either graded vesting terms of four years, or cliff vesting terms which generally vest over three years. Compensation cost for these awards is based on the estimated fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. There were no pre-vesting forfeitures estimated for the six months ended June 30, 2011 and 2010. At June 30, 2011, there was $147.3 million remaining in unrecognized compensation cost related to these awards, which is expected to be recognized over a weighted average period of 2.9 years. The weighted average fair value of restricted stock units granted during the six months ended June 30, 2011 and 2010 was $53.38 and $52.11, respectively.
     Total share-based compensation expense for restricted stock units for the three and six months ended June 30, 2011 and 2010 was composed of the following:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share amounts) (unaudited)	2011	2010	2011	2010
Cost of revenues	$1,214	$991	$1,996	$1,621
Selling, general and administrative	12,683	8,355	20,523	14,910
Research and development	1,116	1,550	2,152	2,455

Share-based compensation expense before taxes	15,013	10,896	24,671	18,986
Related income tax benefits	5,526	3,895	9,036	7,022

Share-based compensation expense, net of taxes	$9,487	$7,001	$15,635	$11,964

Net share-based compensation expense per common share:
Basic	$0.05	$0.04	$0.09	$0.07
Diluted	$0.05	$0.04	$0.08	$0.06
Deferred Stock Awards and Restricted Stock Awards
     Deferred stock awards are fully vested and expensed when issued, but shares are placed in a deferral account under the Life Technologies Corporation Deferred Compensation Plan (the “Deferred Compensation Plan”), at an eligible employee’s or director’s discretion, until distributed to the employee or director at a future date. The Deferred Compensation Plan allows eligible directors and employees to defer, on a pre-tax basis, a portion or all of their compensation, bonuses, or director’s fees in the form of cash or deferred stock awards. The deferred compensation plan provides matching contributions by the Company to the participants, based on the deferred compensation plan agreement, in the form of restricted stock awards. During the six months ended June 30, 2011, the Company granted restricted stock awards with a total deferred compensation value of $1.4 million, which will be recognized over the requisite service period of 3 years. The restricted stock awards, issued but unvested, are also held in the deferral account, and are subject to a three year cliff vesting. Refer to Note 10 of the Consolidated Financial Statements, “Fair Value of Financial Instruments” for further information on the fair market valuation of the deferred compensation plan assets.
Recent Accounting Pronouncements
     In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Presentation of Comprehensive Income, updating ASC Topic 220, Comprehensive Income. Under the amended ASC Topic 220, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance eliminates the current option to present other comprehensive income and its components in the Statement of Stockholders’ Equity. This guidance does not change the components that are recognized in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and is to be applied retrospectively. The Company does not believe the adoption of this guidance in the first quarter of 2012 will have an impact on its consolidated financial statements or on future operating results.
     In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, updating ASC Topic 820, Fair Value Measurement. This guidance clarifies existing fair value guidance and expands disclosure requirements on, among other things, fair value measurements using Level 3 unobservable inputs. This guidance requires disclosures of quantitative information about the inputs used in Level 3 valuations, the valuation process used, and the sensitivity of the fair value measurements to changes in unobservable inputs. This guidance is effective for interim and annual periods beginning after December 15, 2011, and is to be applied prospectively. The Company does not believe the adoption of this guidance in the first quarter of 2012 will have a material impact on its consolidated financial statements or on future operating results.
2. Composition of Certain Financial Statement Items
Inventories
     Inventories consisted of the following:

	June 30,	December 31,
	2011	2010
(in thousands)	(unaudited)
Raw materials and components	$102,309	$87,557
Work in process (materials, labor and overhead)	66,310	63,772
Finished goods (materials, labor and overhead)	199,102	171,989

Total inventories, net	$367,721	$323,318

Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2011	2010
(in thousands)	(unaudited)
Hedge assets	$12,718	$15,189
Prepaid expenses	83,445	70,395
Other current assets	96,822	104,419

Total prepaid expenses and other current assets	$192,985	$190,003

Property and Equipment
     Property and equipment consisted of the following:

	Estimated useful	June 30,	December 31,
	life	2011	2010
(in thousands)		(unaudited)
Land	—	$140,521	$139,638
Building and improvements	1-50 years	463,022	449,962
Machinery and equipment	1-10 years	447,204	413,004
Internal use software	1-10 years	218,247	207,904
Construction in process	—	70,104	59,236

Total property and equipment		1,339,098	1,269,744
Accumulated depreciation and amortization		(498,917)	(421,760)

Total property and equipment, net		$840,181	$847,984

Goodwill and Other Intangible Assets
     The $36.3 million increase in goodwill on the Consolidated Balance Sheet from December 31, 2010 to June 30, 2011 was primarily the result of $35.6 million of foreign currency translation adjustments and $0.7 million of net immaterial business combinations.
     Intangible assets consisted of the following:

	June 30, 2011			December 31, 2010
	Weighted			Weighted
	average	Gross carrying	Accumulated	average	Gross carrying	Accumulated
	Life	Amount	Amortization	Life	Amount	Amortization
(in thousands)		(unaudited)
Amortized intangible assets:
Purchased technology	7 years	$1,233,201	$(856,184)	7 years	$1,227,942	$(797,694)
Purchased tradenames and trademarks	9 years	327,282	(137,932)	9 years	323,863	(120,573)
Purchased customer base	11 years	1,446,627	(368,872)	12 years	1,441,781	(305,865)
Other intellectual property	6 years	302,140	(138,144)	6 years	299,586	(111,216)

Total intangible assets		$3,309,250	$(1,501,132)		$3,293,172	$(1,335,348)

Intangible assets not subject to amortization:
Purchased tradenames and trademarks		$7,451			$7,451
In-process research and development		74,900			74,900
     Amortization expense related to purchased intangible assets for the three months ended June 30, 2011 and 2010 was $76.5 million and $70.1 million, respectively and for the six months ended June 30, 2011 and 2010 was $152.6 million and $140.1 million, respectively. Estimated aggregate amortization expense is expected to be $149.5 million for the remainder of fiscal year 2011. Estimated aggregate amortization expense for fiscal years 2012, 2013, 2014 and 2015 is $288.8 million, $276.3 million, $236.3 million, and $214.3 million, respectively. During the six months ended June 30, 2011, there were no material assets identified for impairment.
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

Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2011	2010
(in thousands)	(unaudited)
Accrued hedge liabilities	$13,651	$46,290
Accrued royalties	71,436	64,552
Accrued warranty	6,818	7,177
Accrued other	151,967	139,968

Total accrued expenses and other current liabilities	$243,872	$257,987

Reconciliation of Equity
     The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to the Company, and equity attributable to non-controlling interests:

					Accumulated
					Other		Non-
		Common	Additional	Treasury	Comprehensive	Retained	Controlling
(in thousands)(unaudited)	Total	Stock	Paid-in-Capital	Stock	Income	Earnings	Interests
Balance at December 31, 2010	$4,438,029	$2,072	$5,222,859	$(1,419,966)	$96,612	$532,499	$3,953
Business combinations	(28)	—	(28)	—	—	—	—
Amortization of stock based compensation	43,063	—	43,063	—	—	—	—
Common stock issuance under employee stock plans	86,459	27	86,460	(28)	—	—	—
Tax benefit on employee stock plans	9,040	—	9,040	—	—	—	—
Common stock issuance for convertible debt	9,374	—	9,374	—	—	—	—
Issuance of restricted shares, net of repurchased for minimum tax liability	(842)	1	—	(843)	—	—	—
Issuance of deferred stock	5,754	1	5,753	—	—	—	—
Purchase of treasury stock	(286,378)	—	—	(286,378)	—	—	—
Realized loss on hedging transactions, reclassed into earnings, net of related tax effects	33,831	—	—	—	33,831	—	—
Unrealized loss on hedging transactions, net of related tax effects	(13,852)	—	—	—	(13,852)	—	—
Pension liability, net of deferred taxes	2,484	—	—	—	2,484	—	—
Foreign currency translation adjustment, net of related tax effects	37,544	—	—	—	37,186	—	358
Net income (loss)	188,792	—	—	—	—	189,153	(361)

Balance at June 30, 2011	$4,553,270	$2,101	$5,376,521	$(1,707,215)	$156,261	$721,652	$3,950

     The effects of changes in the Company’s ownership interest in its subsidiaries during the six months ended June 30, 2011 and 2010 were as follows.

(in thousands)(unaudited)	2011	2010
Net income attributable to Life Technologies	$189,153	$202,074
Decrease in Life Technologies’ paid-in capital for purchases of subsidiaries’ shares	—	(129)

Change from net income attributable to Life Technologies and transfers to noncontrolling interests	$189,153	$201,945

Comprehensive Income
     Total comprehensive income consisted of the following and is shown net of related tax effects:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)(unaudited)	2011	2010	2011	2010
Net income, as reported	$95,213	$110,541	$188,792	$202,047
Realized (gain) loss on hedging transactions, reclassed into earnings	19,762	(4,978)	33,831	(2,497)
Unrealized gain (loss) on hedging transactions	(3,404)	9,019	(13,852)	22,993
Pension liability adjustment	—	—	2,484	(2,523)
Foreign currency translation adjustment	20,753	20,624	37,544	15,396

Total comprehensive income	$132,324	$135,206	$248,799	$235,416

Comprehensive loss attributable to noncontrolling interest	163	27	3	27

Total comprehensive income attributable to the Company	$132,487	$135,233	$248,802	$235,443

3. Business Combinations and Divestitures
Business Combinations
     The Company completed several acquisitions that were not individually or collectively considered material to the overall consolidated financial statements and the results of the Company’s operations. These acquisitions have been included in the consolidated financial statements from the respective dates of the acquisitions. Certain acquisitions, including Ion Torrent Systems Incorporated (Ion Torrent), contain contingent consideration arrangements that require the Company to assess the acquisition date fair value of the contingent consideration liabilities, which is recorded as part of the purchase consideration of the acquisition. The Company continuously assesses and adjusts the fair value of the contingent consideration liabilities, if necessary, until the settlement or expiration of the contingency occurs.
     In October 2010, the Company acquired all outstanding equity shares of Ion Torrent with an upfront payment of $375.0 million, and time and technology based milestones of $350.0 million. The merger agreement stipulates that consideration to Ion Torrent’s former equity-holders (for the upfront payment and any milestone payments) be paid in a combination of cash and the Company’s common stock. During 2010, the Company delivered, in satisfaction of both the upfront payment and a milestone, which was earned and paid in November 2010, 3.4 million shares of common stock, or the equivalent of $159.3 million at the time of delivery, and cash in the aggregate of $263.2 million. If earned, the remaining time and technology based milestone will be paid in January 2012 with a combination of cash and Company’s common stock equal to $300.0 million. Under ASC Topic 805, Business Combinations, the Company is required to fair value contingent consideration at the date of acquisition. At the date of acquisition, the Company considered the $300.0 million milestone a contingent consideration and fair valued this contingent consideration at $260.8 million by applying a weighted average probability on the achievement of the milestone based on the assessment developed during the valuation process, then deriving the present value of the outcome from the time at which the obligation is settled by applying a discount rate that incorporated a market participant’s view of the risk associated with the expected milestone payment. The Company periodically assesses the fair value of contingent consideration, reflecting any revisions in the Consolidated Statement of Operations. The $50.0 million milestone (paid in November 2010) was assessed at 100% probability of occurring, and therefore considered a financing arrangement and accrued at the acquisition date. Refer to Note 10 of the Consolidated Financial Statements, “Fair Value of Financial Instruments”, for additional information on the fair market valuation of the contingent consideration liabilities and subsequent adjustments.

Divestiture of Equity Investment
     In January 2010, the Company completed the sale of its 50% ownership stake in the Applied Biosystems/MDS Analytical Technologies Instruments joint venture and selected assets and liabilities directly attributable to the joint venture for $428.1 million in cash, excluding taxes and transaction costs, and recorded a gain of $37.3 million in other income in the Consolidated Statement of Operations for the six months ended June 30, 2010. Included in the sale was the carrying value of the equity investment of $330.4 million, accounts receivable of $71.3 million, net inventory of $55.1 million, other current assets of $17.6 million, long-term assets of $13.7 million, accounts payable of $9.8 million, other current liabilities of $80.8 million, and long-term liabilities of $6.7 million.
Business Consolidation Costs
     The Company continues to integrate recent and pending acquisitions and divestitures into its operations and recorded approximately $18.7 million and $23.4 million for the three months ended June 30, 2011 and 2010, respectively, and approximately $33.3 million and $48.7 million for the six months ended June 30, 2011 and 2010, respectively. The expenses were primarily related to severance and other costs associated with the integration of acquired and existing businesses.
4. Long-Term Debt
     Long-term debt consisted of the following:

	June 30,	December 31,
	2011	2010
(in thousands)	(unaudited)
3.375% Senior Notes (principal due 2013), net of unamortized discount	$249,933	$249,914
4.400% Senior Notes (principal due 2015), net of unamortized discount	498,747	498,592
3.500% Senior Notes (principal due 2016), net of unamortized discount	399,418	399,360
6.000% Senior Notes (principal due 2020), net of unamortized discount	748,625	748,565
5.000% Senior Notes (principal due 2021), net of unamortized discount	398,292	398,224
1 1/2% Convertible Senior Notes (principal due 2024), net of unamortized discount	438,178	428,356
3 1/4% Convertible Senior Notes (principal due 2025), net of unamortized discount	—	345,360
Capital leases	5,986	7,002

Total debt	2,739,179	3,075,373
Less current portion	(440,706)	(347,749)

Total long-term debt	$2,298,473	$2,727,624

Senior Notes
     On February 10, 2010, the Company filed a prospectus that allows the Company to issue in one or more offerings, senior or subordinated debt securities covered by the prospectus by filing a prospectus supplement that contains specific information about the securities and specific terms being offered. In aggregate, the Company has issued a principal amount of $2,300.0 million of fixed unsecured and unsubordinated Senior Notes (the “Notes”) as of June 30, 2011, of which $1,500.0 million were offered in February 2010 and $800.0 million were offered in December 2010. During February 2010, the Company issued $1,500.0 million of fixed rate unsecured notes which consisted of an aggregate principal amount of $250.0 million of 3.375% Senior Notes due 2013 (the “2013 Notes”) at an issue price of 99.95%, an aggregate principal amount of $500.0 million of 4.40% Senior Notes due 2015 (the “2015 Notes”) at an issue price of 99.67% and an aggregate principal amount of $750.0 million of 6.00% Senior Notes due 2020 (the “2020 Notes”) at an issue price of 99.80%. During December 2010, the Company issued an additional $800.0 million of fixed rate unsecured notes which consisted of an aggregate principal amount of $400.0 million of 3.50% Senior Notes due 2016 (the “2016 Notes”) at an issue price of 99.84% and an aggregate principal amount of $400.0 million of 5.00% Senior Notes due 2021 (the “2021 Notes”) at an issue price of 99.56%.
     As a result, the Company recorded an aggregate $3.3 million of debt discounts for the 2013 Notes, 2015 Notes and 2020 Notes at the time of issuance in February 2010, and an aggregate $2.4 million of debt discounts for the 2016 Notes and 2021 Notes at the time of issuance in December 2010. At June 30, 2011, the unamortized debt discount balance was $2.7 million for the 2013 Notes, 2015 Notes, and 2020 Notes, and $2.3 million for the 2016 Notes and 2021 Notes. The debt discounts are amortized over the lives of the associated Notes using the effective interest method.

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
     At June 30, 2011, the unamortized issuance costs for the Senior Notes were $11.6 million for the February 2010 offering, which are expected to be recognized over a weighted average period of 6.5 years, and $6.7 million for the December 2010 offering, which are expected to be recognized over a weighted average period of 7.3 years. The Company recognized aggregate interest expense, net of hedging transactions, of $18.9 million and $8.5 million for the three months ended June 30, 2011, and $37.8 million and $17.0 million for the six months ended June 30, 2011 for the February 2010 offering and December 2010 offering, respectively, based on the effective interest rates of 3.39%, 4.47%, 3.53%, 6.03%, and 5.06% for the 2013, 2015, 2016, 2020 and 2021 Notes, respectively, with interest payments due semi-annually. The Company recognized total interest expense of $19.0 million and $27.4 million for the three and six months ended June 30, 2010, respectively, for the February 2010 offering.
     The Company, at its option, may redeem the Notes (prior to October 15, 2020 for the 2021 Notes) in whole or in part at any time at a redemption price equal to the greater of 100% of the principal amount of the notes to be redeemed or the sum of the present values of the remaining scheduled payments of the notes to be redeemed discounted on a semi-annual basis at a treasury rate equal to a comparable United States Treasury Issue at the redemption date plus 25 basis points for the 2016 Notes, 30 basis points for the 2013 Notes, the 2015 Notes, and the 2021 Notes, and 35 basis points for the 2020 Notes, plus accrued and unpaid interest through the date of redemption, if any. Commencing on October 15, 2020, the Company may redeem the 2021 Notes, in whole or in part, at any time, at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest through the redemption date. Upon the occurrence of a change of control of the Company that results in a downgrade of the notes below an investment grade rating, the indenture requires under certain circumstances that the Company makes an offer to purchase then outstanding Senior Notes equal to 101% of the principal amount plus any accrued and unpaid interest to the date of repurchase.
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
     The entire net proceeds from the 2013, 2015, and 2020 Notes offering in February 2010 were used to repay the outstanding balance of term loan A and term loan B, together with the net of tax proceeds from the sale of our 50% ownership stake in the Applied Biosystems/MDS Analytical Technologies Instruments joint venture and selected assets and liabilities directly attributable to the joint venture, and cash on hand. A portion of the net proceeds from the 2016 and 2021 Notes offering in December 2010 was used to retire the Company’s $350.0 million 3 1/4% Convertible Senior Notes (2025 Notes) in June 2011. The remaining proceeds will be used for general corporate purposes, which may include the repayment of existing indebtedness.
The Credit Agreement
     In November 2008, the Company entered into a $2,650.0 million credit agreement (the Credit Agreement) consisting of a revolving credit facility of $250.0 million, a term loan A facility of $1,400.0 million, and a term loan B facility of $1,000.0 million to fund a portion of the cash consideration paid for the AB merger. During February 2010, the Company used the proceeds from the issuance of the Senior Notes, the net of tax proceeds from the sale of its 50% ownership stake in the Applied Biosystems/MDS

Analytical Technologies Instruments joint venture and selected assets and liabilities directly attributable to the joint venture, along with cash on hand to pay off the entire outstanding term loan principal of $1,972.5 million, which consisted of the carrying value of $1,330.0 million of term loan A and $642.5 million of term loan B, plus respective accrued interest due on the date of repayment. The Company recognized a loss of $54.2 million on unamortized deferred financing costs associated with the repayments of term loan A and term loan B during the six months ended June 30, 2010. After the repayment of the term loans, the Credit Agreement was amended and restated for the revolving credit facility. For details on the revolving credit facility, refer to Note 5 of the Consolidated Financial Statements, “Lines of Credit”.
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
     The contractual interest rates the Company made the interest payments on from the inception of the loan to the date of retirement were from 2.75% to 3.91% on term loan A based on LIBOR plus 2.5%, and from 5.25% to 6.00% on term loan B based on the base rate plus 2.0%. The Company recognized aggregate interest expense, net of hedging transactions, of $11.0 million during the six months ended June 30, 2010 on the term loans.
Convertible Senior Notes
     The Company adopted a bifurcation requirement prescribed by ASC Topic 470-20, Debt with Conversion and Other Options, with the retrospective application for our then outstanding $1,150.0 million of Convertible Senior Notes, which consisted of $350.0 million related to the 2% Convertible Senior Note (2023 Notes), $450.0 million related to the 1 1/2% Convertible Senior Note (2024 Notes) and $350.0 million related to the 3 1/4% Convertible Senior Note (2025 Notes). The Company retroactively recognized the carrying amount of $100.0 million, $129.8 million, and $47.6 million for the equity components of the 2023, 2024 and 2025 Notes, respectively, with deferred tax impacts of $39.1 million, $50.7 million and $18.6 million for the 2023, 2024 and 2025 Notes, respectively, and a liability component classified in long-term debt of $250.0 million, $320.2 million and $302.4 million for the 2023, 2024 and 2025 Notes, respectively. In conjunction with the adoption of the provision, the Company applied the guidance to the Company’s debt issuance costs. As a result, the Company allocated the underlying issuance costs associated with the Convertible Senior Notes to equity in the same ratio as when determining the appropriate debt discount. The Company allocated $6.9 million to equity with a deferred tax impact of $2.7 million, and reduced the amount of the debt issuance costs by $6.9 million.
     The indenture for each set of convertible notes allowed the Note holders to require the Company to purchase all or a portion of the Notes at par plus accrued and unpaid interest, and also allowed the Company to redeem, in whole or in part, the Notes at the Company’s option on or after August 1, 2010, June 15, 2011, and February 15, 2012, for 2023 Notes, 2025 Notes, and 2024 Notes, respectively. The terms of the 2023 Notes, 2024 Notes, and 2025 Notes required the Company to settle the par value of such notes in cash and deliver shares for the excess of the notes’ conversion value based on conversion prices of $34.12, $51.02, and $49.13 per share, respectively, over their par values.
     During May 2011 and July 2010, the Company notified the holders of 2025 Notes and 2023 Notes, respectively, of its intention to redeem all of the outstanding Notes on June 15, 2011 and August 6, 2010 at par value. In response to the Company’s announcement and prior to the redemption dates, holders of a principal value of $347.5 million of 2025 Notes and $347.8 million of 2023 Notes exercised their options to convert the Notes based on the conversion prices of $49.13 and $34.12, respectively, and settled the par value in cash and the excess of the Notes’ conversion value over par in 0.4 million shares (issued in July 2011) and 2.4 million shares, respectively, of the Company’s common stock. The remaining outstanding Notes, approximately $2.5 million and $2.2 million, respectively, were settled in cash or the Company’s common stock. The amortization of the debt discounts and the issuance costs for the Notes was completed commensurate with the redemption dates above, per the respective indenture. The Company did not recognize any gain or loss on the settlement of the 2025 Notes or 2023 Notes.
     At June 30, 2011, the Company held the carrying value of $438.2 million for the 2024 Notes in current liabilities. In the event that the Note holders do not require the Company to purchase their Notes or the Company does not redeem the Notes on February 15,

2012, the remaining balance of the Notes will potentially be reclassified back to long-term debt. At June 30, 2011, the Company carried an unamortized debt discount of $11.8 million for the 2024 Notes, which is expected to be recognized over 0.6 years. At December 31, 2010 the Company carried unamortized debt discounts of $21.6 million and $4.6 million for the 2024 and 2025 Notes, respectively. The Company recognized total interest cost of $11.4 million and $17.7 million for the three months ended June 30, 2011 and 2010, respectively, and $23.1 million and $35.1 million for the six months ended June 30, 2011 and 2010, respectively, based on the effective interest rates of 7.21%, 6.10% and 5.95% for the 2023, 2024 and 2025 Notes, respectively, during the periods these Notes were outstanding. The interest expense consisted of $4.1 million and $6.3 million of contractual interest based on the stated coupon rate and $7.3 million and $11.4 million of amortization of the discount on the liability component for the three months ended June 30, 2011 and 2010, respectively. The interest expense consisted of $8.6 million and $12.6 million of contractual interest based on the stated coupon rate and $14.5 million and $22.5 million of amortization of the discount on the liability component for the six months ended June 30, 2011 and 2010, respectively.
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
     Margins and fees are based on a rate table specified in the agreement and determined by the Company’s consolidated leverage ratio for the period. As of June 30, 2011, the Company has issued $12.7 million of letters of credit under the Revolving Credit Facility and accordingly, the remaining available credit is $487.3 million. The applicable borrowing rate would have been 2.50% and 1.80% at June 30, 2011 and December 31, 2010, respectively.
     As of June 30, 2011 foreign subsidiaries in Japan, Mexico, India, and China had available bank lines of credit denominated in local currency to meet short-term working capital requirements. Each credit facility would bear interest at a fixed rate or a variable rate indexed to a local interbank offering rate or equivalent, should there be withdrawals. Under these lines of credit, the United States dollar equivalent of these facilities totaled $13.3 million at June 30, 2011, none of which was outstanding at June 30, 2011.
6. Commitments and Contingencies
Letters of Credit
     The Company had outstanding letters of credit totaling $37.2 million at June 30, 2011, of which $17.7 million was to support performance bond agreements, $9.5 million was to support liabilities associated with the Company’s self-insured worker’s compensation programs, $5.2 million was to support its building lease requirements, and $4.8 million was to support duty on imported products.
Executive Employment Agreements
     The Company has employment contracts with key executives that provide for the continuation of salary if terminated for reasons other than cause, as defined in those agreements. At June 30, 2011, future employment contract commitments for such key executives were approximately $33.7 million. In certain circumstances, the employment agreements call for the acceleration of equity vesting. The non-cash financial impact of the acceleration of equity vesting is not reflected in the above information.
Acquisition-Related Contingent Obligations
     The Company may have future payment obligations due to the contingent consideration arrangements agreed to between the Company and the respective sellers in conjunction with business combinations entered into. Such payments are based on certain technological milestones, patent milestones or the achievement of targeted sales milestones. According to the ASC Topic 805,

Business Combinations, the Company records these obligations at fair value at the time of acquisition with subsequent fair value adjustments to the contingent consideration reflected in the line items of the Consolidated Statement of Operations commensurate with the nature of the contingent consideration. At June 30, 2011, the total amount accrued for contingent consideration liabilities was $269.2 million, of which $266.5 million was included in current liabilities. At December 31, 2010, the total amount accrued for contingent consideration liabilities was $263.3 million, none of which was included in current liabilities. During the six months ended June 30, 2011, fair value adjustments to contingent consideration liabilities of $1.9 million was recorded in cost of revenues, offset by a time value accretion of $4.6 million recorded in interest expense on previously recognized contingent considerations. The Company could be required to make additional contingent payments based on currently existing purchase agreements through 2013. For more information on business combination accounting, refer to Note 3 of the Consolidated Financial Statements, “Business Combinations and Divestitures”.
     For the acquisitions the Company accounted for as asset purchases, contingent consideration liabilities are recorded and become an additional element of cost of the acquired assets when the contingency is resolved.
Environmental Liabilities
     As a result of previous mergers and acquisitions, the Company assumed certain environmental exposure liabilities. At June 30, 2011, aggregate undiscounted environmental reserves were $9.4 million, including current reserves of $4.8 million. Based upon currently available information, the Company believes that it has adequately provided for these environmental exposures and that the outcome of these matters will not have a material adverse effect on its Consolidated Statement of Operations.
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
     The components of net periodic pension cost or (benefit) for the Company’s pension plans and postretirement benefits plans for the three and six months ended June 30, 2011 and 2010 were as follows:

	Domestic Plans
	Three months ended		Six months ended
	June 30,		June 30,
(in thousands) (unaudited)	2011	2010	2011	2010
Service cost	$261	$538	$522	$538
Interest cost	9,958	11,863	19,916	20,725
Expected return on plan assets	(10,798)	(12,430)	(21,596)	(20,988)
Amortization of prior service cost	15	15	30	29
Amortization of actuarial loss	437	212	874	689
Settlement gain*	—	—	—	(5,473)

Net periodic pension cost (benefit)	$(127)	$198	$(254)	$(4,480)

	Postretirement Plans
	Three months ended		Six months ended
	June 30,		June 30,
(in thousands) (unaudited)	2011	2010	2011	2010
Service cost	$16	$7	$32	$52
Interest cost	451	613	902	942
Expected return on plan assets	(119)	(120)	(238)	(217)
Amortization of prior service cost	(474)	(468)	(948)	(409)
Amortization of actuarial loss	183	157	366	353

Total periodic pension cost	$57	$189	$114	$721

	Foreign Plans
	Three months ended		Six months ended
	June 30,		June 30,
(in thousands) (unaudited)	2011	2010	2011	2010
Service cost	$897	$917	$1,758	$1,903
Interest cost	1,408	1,339	2,750	2,758
Expected return on plan assets	(1,208)	(1,035)	(2,361)	(2,129)
Amortization of actuarial loss	49	53	95	110
Settlement (gain) loss	(46)	17	(89)	35

Net periodic pension cost	$1,100	$1,291	$2,153	$2,677

*	A settlement gain related to the lump sum benefit that the Company paid out during the six months ended June 30, 2010 in conjunction with the restructuring efforts that occurred upon the merger with AB as permitted by the plan provision upon termination.
8. Income Taxes
     Income taxes are determined using an estimated annual effective tax rate applied against income, and then adjusted for the tax impacts of certain significant and discrete items. For the six months ended June 30, 2011, the Company treated the tax impact related to the following as discrete events for which the tax effect was recognized separately from the application of the estimated annual effective tax rate: (i) expenses related to foreign return to provision adjustments and reduced Medicare subsidies; offset by (ii) benefits related to the reversal of tax liabilities and reserves for uncertain tax positions and disqualifying dispositions of qualified stock grants. The Company’s effective tax rate recorded for the six months ended June 30, 2011 was 17.9%. Excluding the impact of the discrete items discussed above, the effective tax rate would have been 22.2%.

     In accordance with the disclosure requirements as described in ASC Topic 740, Income Taxes, the Company has classified uncertain tax positions as non-current income tax liabilities, or a reduction in non-current deferred tax assets, unless expected to be paid in one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. It is reasonably possible that there will be a reduction to the balance of unrecognized tax benefits up to $31.6 million in the next twelve months.
9. Stock Repurchase Program
     In December 2010, the Board of Directors of the Company approved a program (the December 2010 program), authorizing management to repurchase up to $500.0 million of common stock. During the six months ended June 30, 2011, the Company repurchased 3.9 million shares of its common stock under the December 2010 program at a total cost of approximately $203.0 million. The cost of repurchased shares is included in treasury stock and reported as a reduction in total equity when a repurchase occurs. No shares were repurchased under this program in 2010.
     In July 2010, the Board of Directors of the Company approved a program (the July 2010 program) authorizing management to repurchase up to $520.0 million of common stock over the next two years. As of December 31, 2010, the Company completed repurchasing 8.4 million shares at a total cost of $436.6 million which was included in treasury stock and reported as a reduction in total equity. During the six months ended June 30, 2011, the Company repurchased an additional 1.5 million shares of its common stock at a total cost of $83.4 million, thereby completing the July 2010 program by repurchasing an aggregate of 9.9 million shares at a total cost of $520.0 million, the maximum amount authorized.
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
     Investments consisted of the following:

	June 30,	December 31,
	2011	2010
(in thousands)	(unaudited)
Short-term
Bank time deposits	$24,678	$20,425
Foreign bonds	2,898	2,654

Total short-term investments	27,576	23,079
Long-term
Equity securities	26,650	22,448

Total long-term investments	26,650	22,448

Total investments	$54,226	$45,527

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
     The following table represents the financial instruments measured at fair value on a recurring basis on the financial statements of the Company subject to ASC Topic 820, Fair Value Measurements and Disclosures and the valuation approach applied to each class of financial instruments:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
	Balance at	Active Markets	Significant Other	Significant
(in thousands)(unaudited)	June 30,	for Identical Assets	Observable Inputs	Unobservable Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Bank time deposits	$24,678	$24,678	$—	$—
Foreign bonds	2,898	2,898	—	—
Money market funds	283,964	283,964	—	—
Deferred compensation plan assets-mutual funds	28,584	28,584	—	—
Assets-derivative forward exchange contracts	12,718	—	12,718	—

Total assets	$352,842	$340,124	$12,718	$—

Liabilities-derivative forward exchange contracts	13,651	—	13,651	—
Contingent considerations	269,161	—	—	269,161

Total liabilities	$282,812	$—	$13,651	$269,161

     At June 30, 2011, the carrying value of the financial instruments measured and classified within Level 1 was based on quoted prices and marked to market.
     The Company held foreign bonds which were classified as available-for-sale securities with a fair value of $2.9 million as of June 30, 2011. During the six months ended June 30, 2011, there was no material gain or loss recorded in accumulated other comprehensive income, and there were no gains or losses reclassified out of accumulated other comprehensive income to earnings as a result of the sales of available-for-sale securities.
     The Company manages the Life Technologies Corporation Deferred Compensation Plan (the “Deferred Compensation Plan”) which allows eligible directors and employees to defer, on a pre-tax basis, a portion or all of their compensation, bonuses, or director’s fees. As of June 30, 2011, the Company held $28.6 million in deferred compensation plan assets which were invested in mutual funds. The fair market value of the assets held in the Deferred Compensation Plan was based on unadjusted quoted prices in active markets. The Company carries a corresponding deferred compensation liability of $28.6 million as of June 30, 2011 in other long-term obligations in its Consolidated Balance Sheet.
     Exchange traded derivatives are valued using quoted market prices, when available, and classified within Level 1 of the fair value hierarchy. Level 2 derivatives include foreign currency forward contracts for which fair value is determined by using observable market spot rates and forward points adjusted by risk-adjusted discount rates. The risk-adjusted discount rate is derived by United States dollar zero coupon yield bonds for the corresponding duration of the maturity of derivatives, then adjusted with a counter party default risk for the value of our derivative assets or our credit risk for the value of our derivative liabilities. Credit risk is derived by observable credit default swaps (CDS) spreads. Because CDS spreads information is not available for our Company, our credit risk is determined by analyzing CDS spreads of similar size public entities in the same industry with similar credit ratings. The value of our derivatives discounted by risk-adjusted discount rates represents the present value of amounts estimated to be received for the assets or paid to transfer the liabilities at the measurement date from a marketplace participant in settlement of these instruments.
     Contingent consideration arrangements obligate the Company to pay former owners of an acquired entity if specified future events occur or conditions are met such as the achievement of certain technological milestones, patent milestones or the achievement of targeted revenue milestones. The Company measures such liabilities using level 3 unobservable inputs, applying the income approach, such as the discounted cash flow technique, or the probability-weighted scenario method. The Company used various key assumptions, such as the probability of achievement on the agreed milestones arrangement and the discount rate, to represent the non-performing risk factors and time value when applying the income approach. The Company continuously monitors the fair value of the contingent considerations, with subsequent revisions reflected in the Statement of Operations in the line items commensurate with the underlying nature of milestone arrangements. For a further discussion on contingent consideration accounting, refer to Note 3 of the

Consolidated Financial Statements, “Business Combinations and Divestitures” and Note 6 “Commitments and Contingencies”.
     For financial instrument liabilities with significant Level 3 inputs, the following table summarizes the activity for the six months ended June 30, 2011:

	Fair Value Measurements Using
	Significant
	Unobservable Inputs (Level 3)
	Contingent
(in thousands) (unaudited)	Considerations	Total
Beginning balance at January 1, 2011	$263,311	$263,311
Transfers into Level 3 from business combinations	3,107	3,107
Total unrealized losses included in earnings	2,743	2,743

Ending balance at June 30, 2011	$269,161	$269,161

Total amount of unrealized losses for the period included in other comprehensive loss attributable to the change in fair market value of related liabilities still held at the reporting date	$—	$—
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
     Non-financial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. There were no material non-financial assets and liabilities deemed to be other-than-temporarily impaired and measured at fair value on a nonrecurring basis for the six months ended June 30, 2011.
     The Company evaluates its investments in equity and debt securities that are accounted for using the equity method or cost method to determine whether an other-than-temporary impairment or a credit loss exists at period end. At June 30, 2011, the Company held an aggregate $26.7 million of long-term investments in non-publicly traded companies that are accounted for under the cost method. The Company assesses these investments for impairment each quarter, but does not calculate a fair value. Due to the nature of these investments, mainly non-public and early stage companies, the Company believes calculating a fair value not to be practicable. In the event the Company identified an indicator of impairment, the assessment of fair value would be based on all available factors, and may include valuation methodologies using level 3 unobservable inputs, which include discounted cash flows, estimates of sales proceeds, net investment values and appraisals, as appropriate. At June 30, 2011, the Company determined that there was no event or change in circumstances that occurred which had a significant adverse effect on the fair value of the cost method investments during the six months ended June 30, 2011, and accordingly no material impairment charges were recorded during the period.
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
     Some of the Company’s reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in currency exchange rates from the point in which the transactions are originated until the settlement in cash. Both realized and unrealized gains and losses in the value of these receivables and payables are included in the determination of net income. Net currency exchange gains (losses) recognized on business transactions, net of hedging transactions, were $(1.6) million and $1.2 million for the three months ended June 30, 2011 and June 30, 2010, respectively, and $(3.7) million and $5.0 million for the six months ended June 30, 2011 and June 30, 2010, respectively, and such gains and losses are included in other income/(expense) in the Consolidated Statements of Operations.
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

These contracts, which settle in July 2011 through January 2012, effectively fix the exchange rate at which these specific receivables and payables will be settled in, so that gains or losses on the forward contracts offset the gains or losses from changes in the value of the underlying receivables and payables. At June 30, 2011, the Company had a notional principal amount of $817.8 million in foreign currency forward contracts outstanding to hedge currency risk relative to our foreign receivables and payables.
     The Company’s international operating units conduct business in, and have functional currencies that differ from the parent entity, and therefore, the ultimate conversion of these sales to cash in United States dollars is subject to fluctuations in foreign currency. The Company may determine to limit this exposure on the Company’s Consolidated Statements of Operations and Consolidated Statements of Cash Flows from changes in currency exchange rates through hedging. Upon entering derivative transactions, when the United States dollar strengthens significantly against foreign currencies, the decline in the United States dollar value of future foreign currency revenue is offset by gains in the value of the forward contracts designated as hedges. Conversely, when the United States dollar weakens, the opposite occurs. The Company’s currency exposures vary, but are primarily concentrated in the euro, British pound sterling, Japanese yen and Canadian dollar. The Company uses foreign currency forward contracts to mitigate foreign currency risk on forecasted foreign currency intercompany sales that are expected to be settled through July 2011. The change in fair value prior to their maturity is accounted for as cash flow hedges, and recorded in other comprehensive income, net of tax, in the Consolidated Balance Sheets according to ASC Topic 815, Derivatives and Hedging. To the extent any portion of the forward contracts is determined to not be an effective hedge, the increase or decrease in value prior to the maturity is recorded in other income/(expense) in the Consolidated Statements of Operations.
     At June 30, 2011, the Company had a notional principal amount of $58.0 million in foreign currency forward contracts outstanding to hedge foreign currency revenue risk under ASC Topic 815, Derivatives and Hedging. During the six months ended June 30, 2011, the Company did not have any material losses or gains related to the ineffective portion of its hedging instruments in other income/(expense) in the Consolidated Statements of Operations. No hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring for foreign currency forward contacts. The Company continuously monitors the probability of forecasted transactions as part of the hedge effectiveness testing. The Company reclasses deferred gains or losses reported in accumulated other comprehensive income into revenue when the consolidated earnings are impacted, which for intercompany sales are when the inventory is sold to a third party. For intercompany sales hedging, the Company uses an inventory turnover ratio for each international operating unit to align the timing of a hedged item and a hedging instrument to impact the Consolidated Statements of Operations during the same reporting period. At June 30, 2011, the Company expects to recognize $9.7 million of net losses on derivative instruments currently classified under accumulated other comprehensive income to revenue, offsetting the change in revenue due to foreign currency translation, during the next twelve months.
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

     The following table summarizes the fair values of derivative instruments at June 30, 2011 and December 31, 2010:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	Location	2011	2010	Location	2011	2010
(in thousands)		(unaudited)			(unaudited)
Derivatives instruments designated and qualified as cash flow hedges
Forward exchange contracts	Other current assets	$—	$—	Other current liabilities	$6,648	$41,558

Total		$—	$—		$6,648	$41,558
Derivatives instruments not designated as cash flow hedges
Forward exchange contracts	Other current assets	$12,718	$15,189	Other current liabilities	$7,003	$4,732

Total		$12,718	$15,189		$7,003	$4,732

Total derivatives		$12,718	$15,189		$13,651	$46,290

     The following table summarizes the effect of derivative instruments on the Consolidated Statements of Operations for the three months ended June 30, 2011 and 2010, respectively:

	Three months ended June 30,			Three months ended June 30,
	2011			2010
			Amount of			Amount of
		Location of	Gain/(Loss)		Location of	Gain/(Loss)
	Amount of	Gain/(Loss)	Reclassified	Amount of	Gain/(Loss)	Reclassified
	(Gain)/Loss	Reclassified from	from	(Gain)/Loss	Reclassified from	from
	Recognized in	AOCI into	AOCI	Recognized in	AOCI into	AOCI
	OCI	Income	into Income	OCI	Income	into Income
(in thousands)(unaudited)		Effective Portion			Effective Portion

Derivatives instruments designated and qualified as cash flow hedges
Foreign exchange contracts	$5,435	Revenue	$(31,713)	$(13,804)	Revenue	$8,039
Interest rate swap contracts	—	Interest expense	146	—	Interest expense	—

Total derivatives	$5,435		$(31,567)	$(13,804)		$8,039

	Three months ended June 30,		Three months ended June 30,
	2011		2010
		Amount of		Amount of
	Location of	(Gain)/Loss	Location of	(Gain)/Loss
	(Gain)/Loss	recognized in	(Gain)/Loss	recognized in
	Recognized in Income	Income	Recognized in Income	Income
(in thousands)(unaudited)	Ineffective Portion		Ineffective Portion

Derivatives instruments designated and qualified as cash flow hedges
Foreign exchange contracts	Other (income)expense	$ *	Other (income) expense	$ *
Interest rate swap contracts	Other (income)expense	—	Other (income) expense	—

Total derivatives		$ *		$ *

	Three months ended June 30,		Three months ended June 30,
	2011		2010
	Location of	Amount of	Location of	Amount of
	(Gain)/Loss	(Gain)/Loss	(Gain)/Loss	(Gain)/Loss
	Recognized in	Recognized in	Recognized in	Recognized in
(in thousands)(unaudited)	Income	Income	Income	Income
Derivatives instruments not designated as cash flow hedges

Forward exchange contracts	Other(income)expense	$10,051	Other (income) expense	$(70,853)

Total Derivatives		$10,051		$(70,853)

*	De minimus amount recognized in the hedge relationship.
     The following table summarizes the effect of derivative instruments on the Consolidated Statements of Operations for the six months ended June 30, 2011 and 2010, respectively:

	Six months ended June 30,			Six months ended June 30,
	2011			2010
			Amount of			Amount of
		Location of	Gain/(Loss)		Location of	Gain/(Loss)
	Amount of	Gain/(Loss)	Reclassified	Amount of	Gain/(Loss)	Reclassified
	(Gain)/Loss	Reclassified from	from	(Gain)/Loss	Reclassified from	from
	Recognized in	AOCI into	AOCI	Recognized in	AOCI into	AOCI
	OCI	Income	into Income	OCI	Income	into Income
(in thousands)(unaudited)		Effective Portion			Effective Portion

Derivatives instruments designated and qualified as cash flow hedges
Foreign exchange contracts	$19,462	Revenue	$(54,391)	$(36,033)	Revenue	$9,200
Interest rate swap contracts	—	Interest expense	292	7,772 **	Interest expense	—

Total derivatives	$19,462		$(54,099)	$(28,261)		$9,200

	Six months ended June 30,		Six months ended June 30,
	2011		2010
		Amount of		Amount of
	Location of	(Gain)/Loss	Location of	(Gain)/Loss
	(Gain)/Loss	recognized in	(Gain)/Loss	recognized in
	Recognized in Income	Income	Recognized in Income	Income
(in thousands)(unaudited)	Ineffective Portion		Ineffective Portion

Derivatives instruments designated and qualified as cash flow hedges
Foreign exchange contracts	Other (income)expense	$ *	Other (income) expense	$ *
Interest rate swap contracts	Other (income)expense	—	Other (income)expense	—

Total derivatives		$ *		$ *

	Six months ended June 30,		Six months ended June 30,
	2011		2010
	Location of	Amount of	Location of	Amount of
	(Gain)/Loss	(Gain)/Loss	(Gain)/Loss	(Gain)/Loss
	Recognized in	Recognized in	Recognized in	Recognized in
(in thousands)(unaudited)	Income	Income	Income	Income
Derivatives instruments not designated as cash flow hedges
Forward exchange contracts	Other (income) expense	$38,110	Other (income) expense	$(91,838)

Total derivatives		$38,110		$(91,838)

*	De minimus amount recognized in the hedge relationship.

**	$7.8 million was a part of the $12.9 million loss on discontinuance of cash flow hedge related to term loan A interest rate swaps. The difference of $5.1 million was recognized in other comprehensive income in 2009. The entire $12.9 million was reclassified from accumulated other comprehensive income into other income/(expense) during the first quarter of 2010.
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
     Our derivatives instruments have an element of risk in that the counterparties may be unable to meet the terms of the agreements. We attempt to minimize this risk by limiting the counterparties to a diverse group of highly-rated domestic and international financial institutions. In the event of non-performance by these counterparties, the asset position carrying values of our financial instruments represent the maximum amount of loss we could incur as of June 30, 2011. However, we do not expect to record any losses as a result of counterparty default in the foreseeable future. We do not require and are not required to pledge collateral for these financial instruments. The Company does not use derivative financial instruments for speculation or trading purposes or for activities other than risk management and we are not a party to leveraged derivatives. In addition, we do not carry any master netting arrangements to mitigate the credit risk. The Company continually evaluates the costs and benefits of its hedging program.
Debt Obligations
     The Company has certain financial instruments in which the carrying value does not equal the fair value. The estimated fair value of the senior notes and the convertible senior notes was determined by using observable market information.
     The fair value and carrying amounts of the Company’s debt obligations were as follows:

	Fair Value		Carrying Amounts
	June 30,	December 31,	June 30,	December 31,
	2011	2010	2011	2010
(in thousands)	(unaudited)		(unaudited)
3.375% Senior Notes (principal due 2013)	$257,775	$254,663	$249,933	$249,914
4.400% Senior Notes (principal due 2015)	531,515	520,380	498,747	498,592
3.500% Senior Notes (principal due 2016)	411,044	396,492	399,418	399,360
6.000% Senior Notes (principal due 2020)	815,138	805,815	748,625	748,565
5.000% Senior Notes (principal due 2021)	403,052	396,664	398,292	398,224
1 1/2% Convertible Senior Notes (principal due 2024)	516,938	545,909	438,178	428,356
3 1/4% Convertible Senior Notes (principal due 2025)	—	413,000	—	345,360

     For details on the carrying amounts of the debt obligations, refer to Note 4 of the Consolidated Financial Statements, “Long-Term Debt”.
11. Subsequent Events
     In July 2011, the Board of Directors of the Company approved a program (the July 2011 program) authorizing management to repurchase up to $200.0 million of common stock under the July 2011 program. The cost of repurchased shares will be included in treasury stock and reported as a reduction in total equity when a repurchase occurs.
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
Forward-looking Statements
     Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect(s),” “estimate(s),” “project(s),” “positioned,” “strategy,” “outlook” and similar expressions. Additionally, statements concerning future matters, such as the development of new products, enhancements of technologies, sales levels and operating results and other statements regarding matters that are not historical facts are forward-looking statements. Accordingly, all such forward-looking statements involve estimates, assumptions and relate to uncertainties that could cause our actual results to differ materially from the results expressed in the statements. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Among the key factors that could cause our actual results to differ materially from those projected in our forward-looking statements, include our ability to:
•	continually develop and offer new products and services that are commercially successful;

•	successfully compete and maintain the pricing of products and services;

•	maintain our revenue and profitability during periods of adverse economic and business conditions;

•	successfully integrate and develop acquired businesses and technologies;

•	successfully acquire new products, services, and technologies through additional acquisitions;

•	successfully procure our products and supplies from our existing supply chain;

•	successfully secure and deploy capital;

•	satisfy our debt obligations; and

•	the additional risks and other factors described under the caption “Risk Factors” under Item 1A of the Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission on February 25, 2011.
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
OVERVIEW
     Revenues for the three and six months ended June 30, 2011 were $941.1 million and $1,837.0 million, respectively, with net income attributable to the Company of $95.5 million and $189.2 million, respectively. Revenues for the three and six months ended June 30, 2010 were $903.7 million and $1,788.7 million, respectively, with net income attributable to the Company of $110.6 million and $202.1 million, respectively.
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
CRITICAL ACCOUNTING POLICIES
     Our critical accounting policies are those that require significant judgment. In the second quarter of 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, and ASU 2011-05, Presentation of Comprehensive Income. The Company will adopt each of these pronouncements in the first quarter of 2012. For additional information on the recent accounting pronouncements impacting our business, see Note 1 of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
Second Quarter of 2011 Compared to the Second Quarter of 2010
     The following table compares revenues and gross margin for the second quarter of 2011 and 2010:

	Three months ended
	June 30,		$ Increase	% Increase
(in millions) (unaudited)	2011	2010	(Decrease)	(Decrease)
Molecular Biology Systems	$431.7	$433.9	$(2.2)	(1)%
Cell Systems	242.9	230.4	12.5	5%
Genetic Systems	264.5	235.3	29.2	12%
Corporate and other	2.0	4.1	(2.1)	(51)%

Total revenues	$941.1	$903.7	$37.4	4%

Total gross profit	$524.6	$540.7	$(16.1)	(3)%
Total gross profit margin %	55.7%	59.8%
Revenue
     The Company’s revenues increased by $37.4 million or 4% for the second quarter of 2011 compared to the second quarter of 2010. The increase in revenue is driven primarily by an increase of $14.4 million in volume and pricing, $12.7 million associated with acquisitions, and $12.1 million in favorable currency impacts, including hedging. Volume and pricing relates to the impact on revenue due to existing and new product total unit sales as well as year over year change in unit pricing and its impact on gross revenue.
     The Company operates our business under three divisions—Molecular Biology Systems, Cell Systems, and Genetic Systems. The Molecular Biology Systems (MBS) division includes the molecular biology based technologies including basic and real-time PCR, RNAi, DNA synthesis, thermo-cycler instrumentation, cloning and protein expression profiling and protein analysis. Revenue in this division decreased by $2.2 million or 1% in the second quarter of 2011 compared to the second quarter 2010. This decrease was driven primarily by $7.5 million in decreased volume and pricing, partially offset by $5.2 million in favorable currency impacts, including hedging. The Cell Systems (CS) division includes all product lines used in the study of cell function, including cell culture media and sera, stem cells and related tools, cellular imaging products, antibodies, drug discovery services, and cell therapy related products. Revenue in this division increased $12.5 million or 5% for the second quarter of 2011 compared to the second quarter of 2010. This increase was driven primarily by $9.5 million in increased volume and pricing, and $3.0 million in favorable foreign currency impacts, including hedging. The Genetic System (GS) division includes sequencing systems and reagents, including capillary electrophoresis, Ion Torrenttm and the SOLiDtm sequencing systems, as well as reagent kits developed specifically for applied markets, such as forensics and food safety and animal health. Revenue in this division increased by $29.2 million or 12% for the second quarter of 2011 compared to the second quarter of 2010. This increase was driven primarily by $12.6 million in increased volume and pricing, $12.7 million associated with acquisitions, and $3.8 million in favorable currency impacts, including hedging.
     Changes in exchange rates of foreign currencies, especially the Japanese yen, the British pound sterling, the euro and the Canadian dollar, can significantly increase or decrease our reported revenue on sales made in these currencies and could result in a material positive or negative impact on our reported results. In addition to currency exchange rates, we expect that future revenues will be affected by, among other things, new product introductions, competitive conditions, customer research budgets, government research funding, the rate of expansion of our customer base, price increases, product discontinuations, and acquisitions or dispositions of businesses or product lines.
Gross Profit
     Gross profit decreased $16.1 million or 3% in the second quarter of 2011 compared to the second quarter of 2010. The decrease in gross profit was primarily driven by a $10.9 million decrease in price, volume, and product mix, a $6.4 million increase in purchased intangible amortization, and $1.1 million of unfavorable currency impacts, including hedging, partially offset by $6.0 million associated with acquisitions.

Operating Expenses
     The following table compares operating expenses for the second quarter of 2011 and 2010:

	Three months ended June 30,
	2011		2010
		As a		As a
	Operating	percentage of	Operating	percentage of	$ Increase/	% Increase/
(in millions) (unaudited)	expense	revenues	expense	revenues	(decrease)	(decrease)
Operating Expenses:
Selling, general and administrative	$254.8	27%	$252.8	28%	$2.0	1%
Research and development	91.1	10%	90.3	10%	0.8	1%
Purchased in-process research and development	—	—	1.7	NM	(1.7)	NM
Business consolidation costs	18.7	2%	23.4	3%	(4.7)	(20)%
Selling, general and administrative
     For the second quarter of 2011, selling, general and administrative expenses increased $2.0 million, or 1%, compared to the second quarter of 2010. This increase was driven primarily by $8.7 million in unfavorable currency impacts and a $5.1 million increase in purchased services, partially offset by a decrease of $9.0 million in compensation, bonuses, and benefits, and a decrease of $2.0 million in facilities, general overhead and infrastructure costs. As a percentage of revenue, the costs are down from the prior year as a result of the restructuring activities executed which have contributed to the reduction of overhead costs year over year.
Research and development
     For the second quarter of 2011, research and development expenses increased $0.8 million or 1% compared to the second quarter of 2010. The activities in research and development for the second quarter of 2011 remained relatively consistent with those in the second quarter of 2010. The Company continues to invest in research and development programs and as a percentage of revenue, the costs are comparable period over period.
Business Consolidation Costs
     Business consolidation costs for the second quarter of 2011 were $18.7 million, compared to $23.4 million in the second quarter of 2010, and represent costs to integrate recent and pending acquisitions and divestitures into the Company’s operations. The expenses for both quarters related primarily to integration and restructuring efforts, including severance and site consolidation, currently underway related to various business transformation activities, acquisitions and divestitures.
Other Income (Expense)
Interest Income
     Interest income was $1.2 million for the second quarter of 2011 compared to $1.1 million for the second quarter of 2010.
     Interest income in the future will be affected by changes in short-term interest rates and changes in cash balances, which may materially increase or decrease as a result of operations, acquisitions, debt repayment, stock repurchase programs and other financing activities.
Interest Expense
     Interest expense was $42.8 million for the second quarter of 2011 compared to $39.3 million for the second quarter of 2010. The increase in interest expense was primarily driven by higher debt balances as a result of the $800.0 million of fixed rate unsecured notes issued in December 2010, partially offset with the pay off of the 2023 Convertible Senior Notes in August 2010.
     The Company adopted a bifurcation requirement on our convertible debt prescribed by ASC Topic 470-20, Debt with Conversion and Other Options and as a result has incurred an additional $7.3 million in expense in the second quarter of 2011 and $11.3 million in the second quarter of 2010.

Other Income (Expense), Net
     Other income (expense), net, was $(3.6) million for the second quarter of 2011 compared to $2.0 million for the same period of 2010. Included in the second quarter of 2011 and 2010 were foreign currency (losses) and gains of $(1.6) million and $1.2 million, respectively, net of hedging activities, driven by large currency fluctuation in major currencies.
Provision for Income Taxes
     The provision for income taxes as a percentage of pre-tax income from continuing operations was 17.1% for the second quarter of 2011 compared with 13.9% for the second quarter of 2010. The lower effective tax rate in the second quarter of 2010 was primarily attributable to tax benefits related to the sale of the Mass Spectrometry division and tax benefits related to certain prior year acquisitions not recurring in 2011. For a reconciliation of the effective rate, refer to “Results of Operations: First Six Months of 2011 compared to First Six Months of 2010”.
First Six Months of 2011 compared to First Six Months of 2010
     The following table compares revenues and gross margin for the first six months of 2011 and 2010:

	Six months ended
	June 30,		$ Increase	% Increase
(in millions) (unaudited)	2011	2010	(Decrease)	(Decrease)
Molecular Biology Systems	$857.4	$865.4	$(8.0)	(1)%
Cell Systems	480.6	444.2	36.4	8%
Genetic Systems	492.1	473.0	19.1	4%
Corporate and other	6.9	6.1	0.8	13%

Total revenues	$1,837.0	$1,788.7	$48.3	3%

Total gross profit	$1,043.6	$1,073.8	$(30.2)	(3)%
Total gross profit margin %	56.8%	60.0%
Revenue
     The Company’s revenues increased by $48.3 million or 3% for the first six months of 2011 compared to the first six months of 2010. The increase in revenue was driven primarily by increases of $33.3 million associated with acquisitions, $11.2 million in volume and pricing, and $4.6 million in favorable currency impacts, including hedging.
     Revenue in the MBS division decreased by $8.0 million or 1% for the first six months of 2011 compared to the same period of 2010. This decrease was driven primarily by $21.2 million in decreased volume and pricing, partially offset by $11.3 million associated with acquisitions and by $1.8 million in favorable currency impacts, including hedging. Revenue in the CS division increased by $36.4 million or 8% for the first six months of 2011 compared to the first six months of 2010. This increase was driven primarily by $35.0 million in increased volume and pricing and by $1.4 million in favorable currency impacts, including hedging. Revenue in the GS division increased by $19.1 million or 4% in the first six months of 2011 compared to the first six months of 2010. This increase was driven primarily by $21.4 million associated with acquisitions and $1.3 million in favorable currency impacts, including hedging, partially offset by $3.6 million in decreased volume and pricing.
Gross Profit
     Gross profit decreased $30.2 million or 3% in the first six months of 2011 compared to the same period of 2010. The decrease in gross profit was primarily driven by $20.1 million in decreased price, volume and product mix, $12.7 million in unfavorable currency impacts, including hedging, and a $12.5 million increase of purchased intangible amortization, partially offset by $16.1 million associated with acquisitions.

Operating Expenses
     The following table compares operating expenses for the first six months of 2011 and 2010:

	Six months ended June 30,
	2011		2010
		As a		As a
	Operating	percentage of	Operating	percentage of	$ Increase /	% Increase /
(in millions) (unaudited)	expense	revenues	expense	revenues	(decrease)	(decrease)
Operating Expenses:
Selling, general and administrative	$507.6	28%	$512.5	29%	$(4.9)	(1)%
Research and development	183.9	10%	176.7	10%	7.2	4%
Purchased in-process research and development	—	—	1.7	NM	(1.7)	NM
Business consolidation costs	33.3	2%	48.7	3%	(15.4)	(32)%
Selling, general and administrative
     For the first six months of 2011, selling, general and administrative expenses decreased by $4.9 million or 1% compared to the first six months of 2010. This decrease was driven primarily by a $16.2 million decrease in compensation, bonuses, and benefits, and a $4.9 million decrease in general overhead and infrastructure costs, partially offset by $11.2 million of unfavorable currency impacts and a $5.1 million increase in purchased services. As a percentage of revenue, the costs are down from the prior year as a result of the restructuring activities executed which have contributed to the reduction of overhead costs year over year.
Research and development
     For the first six months of 2011, research and development expenses increased by $7.2 million or 4% compared to the first six months of 2010. This increase was driven primarily by an increase of $2.2 million in general overhead and infrastructure costs, a $2.2 million increase in purchased services, and a $2.0 million increase in compensation, bonuses, and benefits. The Company continues to invest in research and development programs and as a percentage of revenue, the costs are comparable period over period.
Business Consolidation Costs
     Business consolidation costs for the first six months of 2011 were $33.3 million, compared to $48.7 million in the first six months of 2010, and represent costs to integrate recent and pending acquisitions and divestitures into the Company’s operations. The expenses for both periods related primarily to integration and restructuring efforts, including severance and site consolidation, currently underway related to various mergers, acquisitions and divestitures.
Other Income (Expense)
Interest Income
     Interest income was $2.0 million for the first six months of 2011 compared to $2.5 million for the first six months of 2010.
     Interest income in the future will be affected by changes in short-term interest rates and changes in cash balances, which may materially increase or decrease as a result of operations, acquisitions, debt repayment, stock repurchase programs and other financing activities.
Interest Expense
     Interest expense was $85.9 million for the first six months of 2011 compared to $80.8 million for the first six months of 2010. The increase in interest expenses was primarily driven by higher debt balances driven by the $1,500.0 million of fixed rate unsecured notes issued in February 2010 and the $800.0 million of fixed rate unsecured notes issued in December 2010, partially offset by the pay off of the term loans in February 2010 and the 2023 Convertible Senior Notes in August 2010.
     The Company adopted a bifurcation requirement on our convertible debt prescribed by ASC Topic 470-20, Debt with Conversion and Other Options and as a result has incurred an additional $14.5 million in expense in the first six months of 2011 and $22.5 million for the first six months of 2010.

     During February 2010, the Company fully repaid the remaining outstanding term loans, and recognized a loss of $54.2 million of deferred financing costs. The loss is separately identified in the Consolidated Statements of Operations as a “Loss on early extinguishment of debt”.
Other Expense, Net
     Other expense, net, was $4.9 million for the first six months of 2011 compared to $2.0 million for the same period of 2010. Included in the first six months of 2011 were foreign currency losses of $3.7 million driven by fluctuations in major currencies. Included in the first six months of 2010 was a loss on the discontinuance of cash flow hedges of $12.9 million and a $1.2 million expense related to the amortization of purchased intangibles and amortization of deferred revenue fair market value adjustments attributable to the Mass Spectrometry joint venture, partially offset with a gain from the recovery of an impaired security of $6.7 million and foreign currency gains of $5.0 million.
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
Provision for Income Taxes
     The provision for income taxes as a percentage of pre-tax income from continuing operations was 17.9% for the first six months of 2011 compared with 14.7% for the first six months of 2010. The lower effective tax rate for the first six months of 2010 was primarily driven by tax benefits related to the sale of the Mass Spectrometry division, early extinguishment of debt and tax benefits related to certain prior year acquisitions not recurring in 2011. In the first six months of 2011, the effective tax rate of 17.9% was reduced from the estimated annual effective tax rate of 22.2%, primarily due to tax benefits associated with the reversal of tax liabilities and reserves for uncertain tax positions and disqualifying dispositions of qualified stock.
     The differences between the United Sates federal statutory tax rate and the Company’s effective tax rate without the discrete items are as follows:

Statutory United States federal income tax rate	35.0%
State income tax	1.6
Foreign earnings taxed at non-United States rates (includes a significant benefit relating to the Singapore tax exemption grant)	(12.4)
Credits and incentives	(3.3)
Other	1.3

Effective income tax rate	22.2%

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
     The Company has been able to, and expects to continue to generate positive cash flow from operations. Future debt repayment, share repurchases, future acquisitions or additional payments for the contingent consideration upon the achievement of milestones pertaining to previous acquisitions may be financed by a combination of cash on hand, our positive cash flow generation, our existing revolving credit facility, or the issuance of new debt or stock. In the next twelve months, the Company, upon the achievement of technological milestones, will have the obligation to complete its milestone payment in the acquisition of Ion Torrent. Additionally, the Company will have the opportunity to settle its outstanding convertible senior notes prior to the stated maturity. Such decision will be made based on the prevailing market conditions in effect at the time the opportunity is available. The Company, at the election of the holders of the convertible senior notes, could be obligated to repurchase the notes. In order to meet these obligations and opportunities, the Company will consider whether additional external financing would be required. While conditions of the credit market at any given time may impact our ability to obtain credit, the Company believes that it has the ability to raise funding through public and private markets at reasonable rates based on the Company’s risk profile, along with its history of strong cash generation and timely debt repayments. The Company will continuously assess the most appropriate method of financing the Company’s short and long term operations.
     Our working capital factors, such as inventory turnover and days sales outstanding, are marginally seasonal and, on an interim basis during the year, may require an influx of short-term working capital. We believe our current cash and cash equivalents, investments, cash provided by operations and cash available from bank loans and lines of credit will satisfy our working capital requirements, debt obligations and capital expenditures for the foreseeable future.
     Cash and cash equivalents were $520.1 million at June 30, 2011, a decrease of $293.4 million from December 31, 2010, primarily due to cash used in financing activities of $543.7 million and cash used in investing activities of $83.9 million, offset by cash provided by operating activities of $319.5 million and the effect of exchange rates on cash of $14.6 million. Further discussion surrounding the makeup of each cash flow component movement for the first six months of 2011 is listed below.
Operating Activities
     Operating activities provided net cash of $319.5 million through the first six months of 2011 primarily from our net income of $188.8 million plus net non-cash charges of $233.9 million, offset by a decrease in cash from operating assets and liabilities of $103.2 million. Non-cash charges were primarily comprised of amortization of intangibles of $155.1 million, depreciation of $60.4 million, stock-based compensation expense of $43.1 million, and debt discount amortization and non-cash interest expense of $17.9 million resulting from the retrospective adoption of a bifurcation requirement on our convertible debt as prescribed by ASC Topic 470-20, Debt with Conversion and Other Options, offset by a change in deferred income taxes which resulted in a use of cash of $43.0 million. The decrease of $103.2 million in cash within operating assets and liabilities was mainly due to a $55.6 million increase in trade accounts receivable, a $41.0 million impact from hedging activities, a $39.6 million increase in inventories, a $31.6 million decrease in accrued expense and other current liabilities, and a $10.3 million increase in prepaid expenses and other current assets. These were partially offset by a $30.8 million increase in accounts payable, a $22.2 million net increase in income tax liabilities, and a $22.0 million decrease in other assets. The movement in cash as a result of changes in operating assets and liabilities is consistent with normal ongoing operations.
     As of June 30, 2011, we had cash and cash equivalents of $520.1 million, restricted cash of $17.4 million, and short-term investments of $27.6 million. Our working capital was $332.6 million as of June 30, 2011 including restricted cash. Our funds for cash and cash equivalents are currently primarily invested in marketable securities, money market funds, and bank deposits with maturities of less than three months. Cash and cash equivalents held by our foreign subsidiaries at June 30, 2011 was approximately $209.7 million. It is the Company’s intention to indefinitely reinvest all current and future foreign earnings in order to ensure sufficient working capital and expand existing operations outside the United States. Additionally, the Company intends to fund future foreign acquisitions primarily through the use of unrepatriated cash held by our foreign subsidiaries. While the Company has repatriated significant earnings in the past, primarily due to certain debt obligations and covenants which no longer exist, similar repatriation of earnings is no longer expected or required. In addition to cash on hand in the United States, the Company has the ability to raise cash through bank loans, debt obligations or by settling loans with its foreign subsidiaries in order to cover the domestic needs. Accordingly, it is the intention of Company management to indefinitely reinvest all current earnings from foreign operations. In the event the Company were required to repatriate funds outside of the United States, such repatriation would be subject to local laws, customs and tax consequences.
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
Investing Activities
     Net cash used in investing activities through the first six months of 2011 was $83.9 million. The primary drivers were $40.6 million of cash outflows associated with the divestiture of the joint venture, which related primarily to tax payments, $33.8 million for the purchases of property and equipment, and $9.0 million for the purchases of investments.
     In October 2010, the Company completed the acquisition of Ion Torrent for a total purchase price of $683.3 million, comprised of $263.2 million paid in cash, $159.3 million paid in the Company’s common stock, and a fair valued contingent consideration liability of $260.8 million. If the milestone is achieved, the aggregate of $300.0 million will be paid in a combination of cash and the Company’s common stock and would be due in the first quarter of 2012. The results of operations from Ion Torrent have been included in the Company’s results from the date of acquisition. In addition, pursuant to the purchase agreements for certain acquisitions the Company completed, the Company could be required to make additional contingent payments in cash or a combination of cash and equity based on certain technological milestones, patent milestones or the achievement of future gross sales of the acquired companies. In the event the Company is required to make a cash payment related to a contingent consideration, the payment will be allocated to the financing and operating section of the cash flow according to the nature of the payment. The Company has sufficient cash on hand, positive cash flow generation and an existing revolving credit facility to fund such contingent payments if they become due.
     In January 2010, the Company sold its 50% investment stake in the Applied Biosystems/MDS Analytical Technology Instruments joint venture, and the net of tax proceeds from the sale, along with the proceeds from the Senior Note issuance in February 2010 and cash on hand were used to pay off outstanding balance of the term loans.
Financing Activities
     Net cash used in financing activities during the first six months of 2011 was $543.7 million. The primary drivers were $287.2 million for the purchase of treasury stock and $350.0 million for principal payments on long-term obligations, partially offset by proceeds from the exercise of employee stock options and purchase rights of $86.5 million.
Senior Notes
     On February 10, 2010, the Company filed a prospectus that allows the Company to issue, in one or more offerings, senior or subordinated debt securities covered by the prospectus by filing a prospectus supplement that contains specific information about the securities and specific terms being offered. In aggregate, the Company has issued a principal amount of $2,300.0 million of fixed unsecured and unsubordinated Senior Notes (the “Notes”) as of June 30, 2011, of which $1,500.0 million were offered in February 2010 and $800.0 million were offered in December 2010.
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
     The Company, at its option, may redeem the Notes (prior to October 15, 2020 for the 2021 Notes) in whole or in part at any time at a redemption price equal to the greater of 100% of the principal amount of the notes to be redeemed or the sum of the present values of the remaining scheduled payments of the notes to be redeemed discounted on a semi-annual basis at a treasury rate equal to a comparable United States Treasury Issue at the redemption date plus 25 basis points for the 2016 Notes, 30 basis points for the 2013 Notes, the 2015 Notes, and the 2021 Notes, and 35 basis points for the 2020 Notes, plus accrued and unpaid interest through the date of redemption, if any. Commencing on October 15, 2020, the Company may redeem the 2021 Notes, in whole or in part, at any time, at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest through the redemption date. Upon the occurrence of a change of control of the Company that results in a downgrade of the notes below an investment grade rating, the indenture requires under certain circumstances that the Company makes an offer to purchase then outstanding Senior Notes equal to 101% of the principal amount plus any accrued and unpaid interest to the date of repurchase upon the occurrence of a change of control.

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
     The entire net proceeds from the 2013, 2015, and 2020 Notes offering in February 2010 were used to repay the outstanding balance of term loans, together with the net of tax proceeds from the sale of our 50% ownership stake in the Applied Biosystems/MDS Analytical Technologies Instruments joint venture and selected assets and liabilities directly attributable to the joint venture, and cash on hand. A portion of the net proceeds from the 2016 and 2021 Notes offering in December 2010 was used to retire the Company’s $350.0 million 3 1/4% Convertible Senior Notes (2025 Notes) in June 2011. The remaining proceeds will be used for general corporate purposes, which may include the repayment of existing indebtedness.
The Credit Agreement
     In November 2008, the Company entered into a $2,650.0 million credit agreement (the Credit Agreement) consisting of a revolving credit facility of $250.0 million, a term loan A facility of $1,400.0 million, and a term loan B facility of $1,000.0 million to fund a portion of the cash consideration paid for the merger with Applied Biosystems. During February 2010, the Company used the proceeds from the issuance of the Senior Notes, the net of tax proceeds from the sale of its 50% ownership stake in the Applied Biosystems/MDS Analytical Technologies Instruments joint venture and selected assets and liabilities directly attributable to the joint venture, along with cash on hand to pay off the entire outstanding term loan principal of $1,972.5 million. After the repayment of the term loans, the Credit Agreement was amended and restated to increase the revolving credit facility to $500.0 million with modified terms. The Company has issued $12.7 million in letters of credit through the Revolving Credit Facility, and accordingly, the remaining credit available under that facility is $487.3 million at June 30, 2011. For details on the revolving credit facility as well as the Company’s other lines of credit, refer to Note 5 of the Consolidated Financial Statements, “Lines of Credit”.
Convertible Senior Notes
     In June 2011, the Company repaid the outstanding balance of the 3 1/4% Convertible Senior Notes (the 2025 Notes). Total cash consideration of approximately $350.0 million and 0.4 million shares of the Company’s common stock were issued to settle the par value and the excess of the Notes’ conversion value based on a conversion price of $49.13 per share. The 0.4 million shares of common stock were settled and issued in July 2011. The Company funded the repayment of the 2025 Notes by using cash on hand, cash generated from operating activities and a portion of the net proceeds from the 2016 and 2021 Notes offering in December 2010.
     In August 2010, the Company repaid the remaining outstanding balance of the 2% Convertible Senior Notes (2023 Notes). Total cash consideration of approximately $347.8 million and 2.4 million shares of the Company’s common stock were issued to settle the par value and the excess of the Notes’ conversion value based on a conversion price of $34.12 per share. The Company funded the repayment of the 2023 Notes by using cash on hand and cash generated from operating activities.
     At June 30, 2011, the Company has classified the carrying value of $438.2 million of the 1 1/2% Convertible Senior Notes (the 2024 Notes) in current liabilities according to the respective indenture, which allows our holders of the 2024 Notes to require the Company to purchase all or a portion of the 2024 Notes at par plus any accrued and unpaid interest on specified dates, the earliest on February 15, 2012. The indenture also permits the Company to redeem, in whole or in part, the 2024 Notes at the Company’s option on or after February 15, 2012. Should the Company be required by the holders to repurchase the 2024 Notes or if the Company chooses to redeem them, the Company anticipates making this payment by using cash generated from operating activities, the existing Revolving Credit Facility, the proceeds from Senior Notes issuance in December 2010, or a combination of sources.
     In the event of a change of control of the Company, the holders of the 2024 Notes have the right to require the Company to repurchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of the notes plus all accrued and unpaid interest.
     For more details of the Company’s long-term debt obligations, refer to Note 4 of the Consolidated Financial Statements, “Long-Term Debt”.

Stock Repurchase Program
     In December 2010, the Board of Directors of the Company approved a program (the December 2010 program), authorizing management to repurchase up to $500.0 million of common stock. During the six months ended June 30, 2011, the Company repurchased 3.9 million shares of its common stock under the December 2010 program at a total cost of approximately $203.0 million. No shares were repurchased under this program in 2010.
     In July 2010, the Board of Directors of the Company approved a program (the July 2010 program) authorizing management to repurchase up to $520.0 million of common stock over the next two years. As of December 31, 2010, the Company completed repurchasing 8.4 million shares at a total cost of $436.6 million which was included in treasury stock and reported as a reduction in total equity. During the six months ended June 30, 2011, the Company repurchased additional 1.5 million shares of its common stock at a total cost of $83.4 million, thereby completing the July 2010 program by repurchasing an aggregate of 9.9 million shares at a total cost of $520.0 million, the maximum amount authorized.
     The Company has been and anticipates using cash generated from operating activities to fund current and future (the July 2011 program) share repurchases under authorized programs.
OFF BALANCE SHEET ARRANGEMENTS
     The Company does not have any material off balance sheet arrangements. For further discussion on the Company’s commitments and contingencies, refer to Note 6 of the Consolidated Financial Statements, “Commitments and Contingencies”.
CONTRACTUAL OBLIGATIONS
     The Company did not enter into any material contractual obligations during the three months ended June 30, 2011. The Company has no material contractual obligations not fully recorded on our Consolidated Balance Sheets or fully disclosed in the Notes to our Consolidated Financial Statements.
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
Foreign Currency Exchange Rates
     We translate the financial statements of each foreign subsidiary with a functional currency other than the United States dollar into the United States dollar for consolidation using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. Net gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany receivables and payables of a long-term investment nature are recorded as a separate component of stockholders’ equity. These adjustments will affect net income only upon sale or liquidation of the underlying investment in foreign subsidiaries. Net gains and losses resulting from the effect of exchange rate changes on intercompany receivables and payables of a short-term nature are recorded in the results of operations as other income (expense).
     We have operations through legal entities in Europe, Asia-Pacific and the Americas. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. As of June 30, 2011, the Company had $460.9 million of accounts receivable and $42.3 million of accounts payable, respectively, denominated in a foreign currency. These accounts receivables and payables are denominated either in the functional currency of the legal entity or in a currency that differs from the functional currency of the legal entity owning the receivable or payable. For receivables and payables denominated in the legal entity’s functional currency, the Company does not have financial statement risk, and therefore does not hedge such transactions. For those receivables and payables denominated in a currency that differs from the functional currency of the legal entity, the Company hedges such transactions to prevent financial statement risk. As a result, a hypothetical movement in foreign currency rates would not be expected to have a material financial statement impact on the settlement of these outstanding receivables and payables.

     Both realized and unrealized gains and losses on the value of these receivables and payables were included in other income (expense) in the Consolidated Statements of Operations. Net currency exchange losses recognized on business transactions, net of hedging transactions, were $1.6 million and $3.7 million for the three and six months ended June 30, 2011, respectively, and are included in other income (expense) in the Consolidated Statements of Operations. These gains and losses arise from the timing of cash collections compared to the hedged transactions, which can vary based on timing of actual customer payments.
     The Company’s intercompany foreign currency receivables and payables are primarily concentrated in the euro, British pound sterling, Canadian dollar and Japanese yen. Historically, the Company has used foreign currency forward contracts to mitigate foreign currency risk on these intercompany foreign currency receivables and payables. At June 30, 2011, the Company had a notional principal amount of $817.8 million in foreign currency forward contracts outstanding, predominantly to hedge currency risk on specific intercompany receivables and payables denominated in a currency that differs from the legal entity’s functional currency. These foreign currency forward contracts, as of June 30, 2011, which settle in July 2011 through January 2012, effectively fix the exchange rate at which these specific receivables and payables will be settled, so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying receivables and payables. At June 30, 2011, the Company does not expect there will be a significant impact from unhedged foreign currency intercompany transactions in the foreseeable future.
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
Cash Flow Hedges
     The ultimate United States dollar value of future foreign currency sales generated by our reporting units is subject to fluctuations in foreign currency exchange rates. The Company may determine to limit this exposure from changes in currency exchange rates through hedging. When the dollar strengthens significantly against the foreign currencies, the decline in the United States dollar value of future foreign currency revenue is offset by gains in the value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the opposite occurs. The Company uses foreign currency forward contracts to mitigate foreign currency risk on forecasted foreign currency sales that are expected to be settled through July 2011. The change in fair value prior to their maturity was accounted for as cash flow hedges, and recorded in other comprehensive income, net of tax, in the Consolidated Balance Sheets according to ASC Topic 815, Derivatives and Hedging. To the extent any portion of the forward contracts is determined to not be an effective hedge, the increase or decrease in value prior to the maturity was recorded in other income or expense in the Consolidated Statements of Operations.
     During the six months ended June 30, 2011, the Company did not recognize any material ineffective portion of its hedging instruments, and no hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring for foreign currency forward contracts. The Company continually monitors the probability of forecasted transactions as part of the hedge effectiveness testing. At June 30, 2011, the Company had a notional principal amount of $58.0 million in foreign currency forward contracts outstanding to hedge foreign currency revenue risk under ASC Topic 815, Derivatives and Hedging, and the fair value of foreign currency forward contracts is reported in other current assets or other current liabilities in the Consolidated Balance Sheet as appropriate. The Company reclasses deferred gains or losses reported in accumulated other comprehensive income into revenue when the underlying foreign currency sales occur and are recognized in consolidated earnings. The Company uses an inventory turnover ratio for each international operating unit to align the timing of a hedged item and a hedging instrument to impact the Consolidated Statements of Operations during the same reporting period. At June 30, 2011, the Company expects to reclass $9.7 million of net losses on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months.
     During the six months ended June 30, 2010, the Company recognized a $12.9 million loss as a result of the discontinuance of swap payment arrangements related to the term loan A payoff in February 2010 as the forecasted transactions were no longer probable of occurring.
     Refer to Note 10 of the Consolidated Financial Statements, “Fair Value of Financial Instruments”, for more information on the

Company’s hedging programs.
Commodity Prices
     Our exposure to commodity price changes relates to certain manufacturing operations that utilize certain commodities as raw materials. We manage our exposure to changes in those prices primarily through our procurement and sales practices.
Interest Rates
     Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The fair value of our cash equivalents, marketable securities, short-term investments, and derivatives is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness or our own credit risk. The Company uses credit default swap spread to derive risk-adjusted discount rate to measure the fair value of some of our financial instruments. At June 30, 2011 we had $565.1 million in cash, cash equivalents, restricted cash and short-term investments, all of which approximated the fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of these assets at June 30, 2011 as these assets consist of highly liquid securities with short-term maturities. The Company accounts for the $26.7 million of its long-term investments in non-publicly traded companies under the cost method, thus, changes in market interest rates would not be expected to have an impact on these investments.
     As of June 30, 2011, the Company had a carrying value of $2,733.2 million in debt with fixed interest rates, thus, the variability in market interest rates would not be expected to have a material impact on our scheduled interest payments. The Company will continuously assess the most appropriate method of financing the Company’s short and long term operations.
     Refer to Note 10 of the Consolidated Financial Statements, “Fair Value of Financial Instruments”, for more information on the Company’s financial instruments.
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
Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Securities Exchange Act, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of June 30, 2011, the end of the period covered by this report.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
a)	None.

b)	None.

c)	The following table contains information about our purchases of equity securities during the second quarter of 2011:

			(c)	(d)
			Total Dollar	Maximum Number
			of Shares	(or Approximate
			(or Units)	Dollar Value) of
	(a)		Purchased as	Shares (or Units)
	Total Number	(b)	Part of Publicly	that May Yet Be
	of Shares	Average Price	Announced	Purchased Under
	(or Units)	Paid per	Plans or	the Plans or
	purchased	Share	Programs	Programs
April 1 — April 30	1,000,000	$52.61	$52,611,138	$296,992,605
May 1 —May 31	—	—	—	296,992,605
June 1 — June 30	—	—	—	296,992,605

Total	1,000,000	$52.61	$52,611,138	$296,992,605
During December 2010, the Board of Directors of the Company approved a program authorizing management to repurchase up to $500.0 million of common stock.
ITEM 3. Defaults Upon Senior Securities
     None.
ITEM 4. (Removed and Reserved)
ITEM 5. Other Information
     None.
ITEM 6. Exhibits
Exhibits: For a list of exhibits filed with this report, refer to the Index to Exhibits.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFE TECHNOLOGIES CORPORATION
Date: August 4, 2011	By:	/s/ David F. Hoffmeister
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