Form 10-Q
period 2011-09-30
Life Technologies Corp
filed 2011-11-03
CIK 1073431

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    or    No    ☒

As of November 2, 2011, 178,204,930 shares of the Registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

LIFE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share data)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$594,216	$813,569
Short-term investments	24,697	23,079
Restricted cash and investments	17,025	18,153
Trade accounts receivable, net of allowance for doubtful accounts of $10,618 and $10,389, respectively	634,372	587,456
Inventories, net	393,775	323,318
Deferred income tax assets	17,216	90,947
Prepaid expenses and other current assets	171,801	190,003

Total current assets	1,853,102	2,046,525

Long-term investments	25,855	22,448
Property and equipment, net	835,853	847,984
Goodwill	4,380,537	4,372,073
Intangible assets, net	1,812,298	2,040,175
Deferred income tax assets	24,048	26,752
Other assets	114,800	130,242

Total assets	$9,046,493	$9,486,199

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$445,732	$347,749
Accounts payable	164,648	174,449
Deferred compensation and related benefits	176,824	202,229
Deferred revenues and reserves	110,193	109,981
Contingent considerations	281,640	—
Accrued expenses and other current liabilities	211,383	257,987
Accrued income taxes	14,024	53,990

Total current liabilities	1,404,444	1,146,385

Long-term debt	2,298,072	2,727,624
Pension liabilities	146,409	145,298
Deferred income tax liabilities	432,040	557,982
Income taxes payable	97,919	114,726
Other long-term obligations	91,211	356,155

Total liabilities	4,470,095	5,048,170

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.01 par value, 6,405,884 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value, 400,000,000 shares authorized; 210,939,849 and 207,243,588 shares issued, respectively	2,109	2,072
Additional paid-in-capital	5,413,813	5,222,859
Accumulated other comprehensive income	125,736	96,612
Retained earnings	817,923	532,499
Less cost of treasury stock; 32,233,629 shares and 24,992,450 shares, respectively	(1,786,624)	(1,419,966)

Total Life Technologies stockholders’ equity	4,572,957	4,434,076
Non-controlling interest	3,441	3,953
Total equity	4,576,398	4,438,029

Total liabilities and equity	$9,046,493	$9,486,199

See accompanying notes to unaudited consolidated financial statements.

LIFE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
(Unaudited)	2011	2010	2011	2010
Revenues	$928,198	$867,082	$2,765,227	$2,655,757
Cost of revenues	315,062	282,505	955,840	857,259
Purchased intangibles amortization	73,901	70,216	226,527	210,353

Gross profit	539,235	514,361	1,582,860	1,588,145

Operating expenses:
Selling, general and administrative	251,832	240,680	759,438	753,178
Research and development	103,856	90,057	287,723	266,754
Purchased in-process research and development	—	—	—	1,650
Business integration costs	23,126	17,714	56,468	66,426

Total operating expenses	378,814	348,451	1,103,629	1,088,008

Operating income	160,421	165,910	479,231	500,137

Other income (expense):
Interest income	919	1,136	2,960	3,588
Interest expense	(37,992)	(35,206)	(123,911)	(116,033)
Loss on early extinguishment of debt	—	—	—	(54,185)
Gain on divestiture of equity investments	—	—	—	37,260
Other expense	(3,039)	(4,270)	(7,980)	(6,248)

Total other expense, net	(40,112)	(38,340)	(128,931)	(135,618)

Income before provision for income taxes	120,309	127,570	350,300	364,519
Income tax provision	(24,335)	(22,327)	(65,534)	(57,229)

Net income	95,974	105,243	284,766	307,290
Net loss attributable to noncontrolling interests	297	297	658	324

Net income attributable to Life Technologies	$96,271	$105,540	$285,424	$307,614

Earnings per common share attributable to Life Technologies stockholders:
Basic	$0.54	$0.57	$1.59	$1.69
Diluted	$0.52	$0.56	$1.54	$1.62
Weighted average shares used in per share calculations:
Basic	179,859	184,196	179,751	182,516
Diluted	186,812	190,149	185,946	190,356

See accompanying notes to unaudited consolidated financial statements.

LIFE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the nine months ended September 30,
	2011	2010
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$284,766	$307,290
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of businesses acquired and divested:
Depreciation	90,988	91,965
Amortization of intangible assets	230,134	214,887
Amortization of deferred debt issuance costs	5,220	61,340
Amortization of inventory fair market value adjustments	528	836
Amortization of deferred revenue fair market value adjustment	2,375	5,780
Share-based compensation expense	56,876	59,725
Incremental tax benefits from stock options exercised	(10,215)	(16,093)
Deferred income taxes	(60,799)	(101,704)
Purchase of in-process research and development	—	1,650
Loss on disposal of assets	953	1,463
Gain on sale of equity investment	—	(37,260)
Debt discount amortization and other non-cash expense	38,584	30,965
Other noncash adjustments	7,152	9,354
Changes in operating assets and liabilities:
Trade accounts receivable	(44,812)	(37,531)
Inventories	(71,876)	(48,651)
Prepaid expenses and other current assets	5,081	(3,960)
Other assets	25,965	(5,773)
Accounts payable	(9,077)	(48,179)
Accrued expenses and other liabilities	(30,989)	(36,287)
Income taxes	6,679	35,150
Currency impact on intercompany settlements	(34,326)	29,551

Net cash provided by operating activities	493,207	514,518

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(10,858)	(18,176)
Sale of investments	2,729	—
Net cash paid for business combinations	(28)	(120,486)
Net cash paid for asset purchases	(1,061)	(5,483)
Purchases of property and equipment	(65,779)	(83,215)
Net cash received (paid) for divestiture of equity investment	(39,427)	388,743

Net cash provided by (used in) investing activities	(114,424)	161,383

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term obligations	—	1,496,693
Principal payments on long-term obligations	(350,354)	(2,320,299)
Issuance cost payments on long-term obligations	(1,082)	(16,587)
Acquisition of noncontrolling interest	—	(21,371)
Incremental tax benefits from stock options exercised	10,215	16,093
Proceeds from sale of common stock	102,522	89,169
Capital lease payments	(1,625)	(1,597)
Purchase of treasury stock	(360,904)	(16,789)

Net cash used in financing activities	(601,228)	(774,688)
Effect of exchange rate changes on cash	3,092	5,102

Net decrease in cash and cash equivalents	(219,353)	(93,685)
Cash and cash equivalents, beginning of period	813,569	596,587

Cash and cash equivalents, end of period	$594,216	$502,902

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

Computation of Earnings Per Share

Basic earnings per share was computed by dividing net income attributable to Life Technologies by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur from the following items:

•	Convertible senior notes where the effect of those securities is dilutive;

•	Dilutive contingently issuable shares from business combinations;

•	Dilutive stock options and restricted stock units;

•	Dilutive performance awards; and

•	Dilutive Employee Stock Purchase Plan (ESPP).

Computations for basic and diluted earnings per share are as follows:

(in thousands, except per share data) (unaudited)	Net Income Attributable to Life Technologies (Numerator)	Shares (Denominator)	Earnings Per Share
Three Months Ended September 30, 2011
Basic earnings per share:
Net income attributable to Life Technologies	$96,271	179,859	$0.54

Diluted earnings per share:
Dilutive stock options and restricted stock units	—	3,828
Employee Stock Purchase Plan	—	11
Business combination contingently issuable shares	618	3,046
1 1/2% Convertible Senior Notes due 2024	32	68

Net income attributable to Life Technologies plus assumed conversions	$96,921	186,812	$0.52

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		5,074
Three Months Ended September 30, 2010
Basic earnings per share:
Net income attributable to Life Technologies	$105,540	184,196	$0.57

Diluted earnings per share:
Dilutive stock options and restricted stock units	—	4,216
Employee Stock Purchase Plan	—	73
2% Convertible Senior Notes due 2023	6	1,595
1 1/2% Convertible Senior Notes due 2024	32	69

Net income attributable to Life Technologies plus assumed conversions	$105,578	190,149	$0.56

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		4,191
3 1/4% Convertible Senior Notes due 2025		7,124
Nine Months Ended September 30, 2011
Basic earnings per share:
Net income attributable to Life Technologies	$285,424	179,751	$1.59

Diluted earnings per share:
Dilutive stock options and restricted stock units	—	4,485
Employee Stock Purchase Plan	—	16
Business combination contingently issuable shares	618	1,015
1 1/2% Convertible Senior Notes due 2024	98	312
3 1/4% Convertible Senior Notes due 2025	—	367

Net income attributable to Life Technologies plus assumed conversions	$286,140	185,946	$1.54

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		3,031
Nine Months Ended September 30, 2010
Basic earnings per share:
Net income attributable to Life Technologies	$307,614	182,516	$1.69

Diluted earnings per share:
Dilutive stock options and restricted stock units	—	4,581
Dilutive performance awards	—	88
Employee Stock Purchase Plan	—	114
2% Convertible Senior Notes due 2023	44	2,812
1 1/2% Convertible Senior Notes due 2024	95	73
3 1/4% Convertible Senior Notes due 2025	—	172

Net income attributable to Life Technologies plus assumed conversions	$307,753	190,356	$1.62

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		3,670

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

The Company uses the Black-Scholes option-pricing model (Black-Scholes model) to value share-based employee stock option and purchase right awards. The determination of fair value of stock-based payment awards using an option-pricing model requires the use of certain estimates and assumptions that affect the reported amount of share-based compensation cost recognized in the Consolidated Statements of Operations. Among these estimates that affect share-based compensation cost recognized are the expected term of options, estimated forfeitures, expected volatility of the Company’s stock price, expected dividends and the risk-free interest rate.

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

Stock Options and Purchase Rights

The underlying assumptions used to value employee stock options granted and purchase rights issued during the nine months ended September 30, 2011 and 2010 were as follows:

	Nine months ended September 30,
(unaudited)	2011	2010
Stock Options
Weighted average risk free interest rate	2.06%	1.98%
Expected term of share-based awards	4.3 yrs	4.4 yrs
Expected stock price volatility	31%	31%
Expected dividend yield	0%	0%
Weighted average fair value of share-based awards granted	$15.93	$14.75
Purchase Rights
Weighted average risk free interest rate	0.39%	0.66%
Expected term of share-based awards	0.9 yrs	1.0 yrs
Expected stock price volatility	27%	40%
Expected dividend yield	0%	0%
Weighted average fair value of share-based awards granted	$10.45	$9.38

The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes. The Company considered its historical experience of pre-vesting option forfeitures as the basis to arrive at its estimated annual pre-vesting option forfeiture rate of 6.3% and 4.8% per year for the nine months ended September 30, 2011 and 2010, respectively. All option awards, including those with graded vesting, were valued as a single award with a single average expected term and are amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. At September 30, 2011, there was $29.1 million remaining in unrecognized compensation cost related to employee stock options, which is expected to be recognized over a weighted average period of 1.6 years. No compensation cost was capitalized in inventory during the nine months ended September 30, 2011 as the amounts involved were not material.

Total share-based compensation expense for employee stock options and purchase rights for the three and nine months ended September 30, 2011 and 2010 was comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts) (unaudited)	2011	2010	2011	2010
Cost of revenues	$646	$1,215	$2,679	$3,750
Selling, general and administrative	4,631	6,944	18,531	22,323
Research and development	779	1,306	3,090	4,438

Share-based compensation expense before taxes	6,056	9,465	24,300	30,511
Related income tax benefits	2,075	2,694	8,494	8,772

Share-based compensation expense, net of taxes	$3,981	$6,771	$15,806	$21,739

Net share-based compensation expense per common share:
Basic	$0.02	$0.04	$0.09	$0.12
Diluted	$0.02	$0.04	$0.09	$0.11

Restricted Stock Units

Restricted stock units represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. An exercise price and monetary payment are not required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. Restricted stock units have either graded vesting terms of four years, or cliff vesting terms which generally vest over three years. Compensation cost for these awards is based on the estimated fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. During the three months ended September 30, 2011, the Company estimated pre-vesting forfeitures and applied an annual pre-vesting forfeiture rate of 7.0% and 8.0% for restricted stock units with graded vesting terms and cliff vesting terms, respectively, and made an adjustment of $4.2 million to restricted stock unit compensation expense. Previously, the Company did not estimate a forfeiture rate to restricted stock units as historical grants were granted primarily to executives and directors with minimal forfeiture activity, thus the Company’s history of restricted stock unit pre-vesting forfeitures was minimal. As a result of recent changes where restricted stock units are granted to a larger population of employees, causing increased forfeiture activity, the Company applied the estimated forfeiture rates during the three months ended September 30, 2011. At September 30, 2011, there was $115.3 million remaining in unrecognized compensation cost related to these awards, which is expected to be recognized over a weighted average period of 2.8 years. The weighted average fair value of restricted stock units granted during the nine months ended September 30, 2011 and 2010 was $53.08 and $52.24, respectively.

Total share-based compensation expense (benefit) for restricted stock units for the three and nine months ended September 30, 2011 and 2010 was composed of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts) (unaudited)	2011	2010	2011	2010
Cost of revenues	$732	$825	$2,728	$2,446
Selling, general and administrative	6,982	8,116	27,505	23,026
Research and development	(51)	1,288	2,101	3,743

Share-based compensation expense before taxes	7,663	10,229	32,334	29,215
Related income tax benefits	2,896	3,736	11,932	10,757

Share-based compensation expense, net of taxes	$4,767	$6,493	$20,402	$18,458

Net share-based compensation expense per common share:
Basic	$0.03	$0.04	$0.11	$0.10
Diluted	$0.03	$0.03	$0.11	$0.10

Deferred Stock Awards and Restricted Stock Awards

Deferred stock awards are fully vested and expensed when issued, but shares are placed in a deferral account under the Life Technologies Corporation Deferred Compensation Plan (the “Deferred Compensation Plan”), at an eligible employee’s or director’s discretion, until distributed to the employee or director at a future date. The Deferred Compensation Plan allows eligible directors and employees to defer, on a pre-tax basis, a portion or all of their compensation, bonuses, or director’s fees in the form of cash or deferred stock awards. The deferred compensation plan provides matching contributions by the Company to the participants, based on the deferred compensation plan agreement, in the form of restricted stock awards. In the first quarter of 2011, the Company granted restricted stock awards with a total deferred compensation value of $1.4 million, which will be recognized over the requisite service period of three years. The restricted stock awards, issued but unvested, are also held in the deferral account, and are subject to a three year cliff vesting. Refer to Note 10 of the Consolidated Financial Statements, “Fair Value of Financial Instruments” for further information on the fair market valuation of the deferred compensation plan assets.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08, Testing Goodwill for Impairment, updating ASC Topic 350, Intangibles- Goodwill and Other. Under the amended ASC Topic 350, an entity has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount of the unit as a basis for determining if it is necessary to perform the two-step goodwill impairment test as required under ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If the entity concludes otherwise, it must proceed with the first step of the two-step impairment test. The Update provides examples of events and circumstances an entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than the carrying value. These examples are not all-inclusive, and an entity may identify other relevant events or circumstances to consider in its assessment. Under this Update, an entity is no longer permitted to carry forward its detailed calculation of a reporting unit’s fair value from a prior year as previously permitted. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements or on future operating results.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, updating ASC Topic 220, Comprehensive Income. Under the amended ASC Topic 220, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance eliminates the current option to present other comprehensive income and its components in the Statement of Stockholders’ Equity. This guidance does not change the components that are recognized in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and is to be applied retrospectively. The Company does not believe the adoption of this guidance in the first quarter of 2012 will have an impact on its consolidated financial statements or on future operating results.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, updating ASC Topic 820, Fair Value Measurement. This guidance clarifies existing fair value guidance and expands disclosure requirements on, among other things, fair value measurements using Level 3 unobservable inputs. Level 3 unobservable inputs refer to prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity). This guidance requires disclosures of quantitative information about the inputs used in Level 3 valuations, the valuation process used, and the sensitivity of the fair value measurements to changes in unobservable inputs. Refer to Note 10 of the Consolidated Financial Statements, “Fair Value of Financial Instruments” for more description on fair value measurements using Level 3 unobservable inputs. This guidance is effective for interim and annual periods beginning after December 15, 2011, and is to be applied prospectively. The Company does not believe the adoption of this guidance in the first quarter of 2012 will have a material impact on its consolidated financial statements or on future operating results.

2. Composition of Certain Financial Statement Items

Inventories

Inventories consisted of the following:

	September 30, 2011	December 31, 2010
(in thousands)	(unaudited)
Raw materials and components	$108,375	$87,557
Work in process (materials, labor and overhead)	73,604	63,772
Finished goods (materials, labor and overhead)	211,796	171,989

Total inventories, net	$393,775	$323,318

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2011	December 31, 2010
(in thousands)	(unaudited)
Hedge assets	$30,628	$15,189
Prepaid expenses	61,973	70,395
Other current assets	79,200	104,419

Total prepaid expenses and other current assets	$171,801	$190,003

Property and Equipment

Property and equipment consisted of the following:

	Estimated useful life	September 30, 2011	December 31, 2010
(in thousands)	(unaudited)
Land	—	$140,911	$139,638
Building and improvements	1-50 years	463,895	449,962
Machinery and equipment	1-10 years	454,567	413,004
Internal use software	1-10 years	223,846	207,904
Construction in process	—	79,486	59,236

Total property and equipment		1,362,705	1,269,744
Accumulated depreciation and amortization		(526,852)	(421,760)

Total property and equipment, net		$835,853	$847,984

Goodwill and Other Intangible Assets

The $8.5 million increase in goodwill on the Consolidated Balance Sheet from December 31, 2010 to September 30, 2011 was primarily the result of $7.3 million of foreign currency translation adjustments and $1.2 million of net immaterial business combinations.

Intangible assets consisted of the following:

	September 30, 2011			December 31, 2010
	Weighted average Life	Gross carrying Amount	Accumulated Amortization	Weighted average Life	Gross carrying Amount	Accumulated Amortization
(in thousands)		(unaudited)
Amortized intangible assets:
Purchased technology	7 years	$1,304,888	$(878,231)	7 years	$1,227,942	$(797,694)
Purchased tradenames and trademarks	9 years	324,257	(143,941)	9 years	323,863	(120,573)
Purchased customer base	11 years	1,442,222	(395,094)	12 years	1,441,781	(305,865)
Other intellectual property	6 years	301,509	(150,763)	6 years	299,586	(111,216)

Total intangible assets		$3,372,876	$(1,568,029)		$3,293,172	$(1,335,348)

Intangible assets not subject to amortization:
Purchased tradenames and trademarks		$7,451			$7,451
In-process research and development		—			74,900

Amortization expense related to purchased intangible assets for the three months ended September 30, 2011 and 2010 was $73.9 million and $70.2 million, respectively and for the nine months ended September 30, 2011 and 2010 was $226.5 million and $210.4 million, respectively. Estimated aggregate amortization expense is expected to be $78.0 million for the remainder of fiscal year 2011. Estimated aggregate amortization expense for fiscal years 2012, 2013, 2014 and 2015 is $305.5 million, $292.9 million, $251.7 million, and $227.6 million, respectively. During the nine months ended September 30, 2011, there were no material assets identified for impairment.

The Company previously capitalized $74.9 million of acquired in-process research and development and assigned it an indefinite life according to ASC Topic 805, Business Combinations. During the three months ended September 30, 2011, the Company assigned an estimated useful life to the asset and classified it as purchased technology upon completion of the acquired research and development project.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2011	December 31, 2010
(in thousands)	(unaudited)
Accrued hedge liabilities	$1,189	$46,290
Accrued royalties	78,410	64,552
Accrued warranty	5,652	7,177
Accrued other	126,132	139,968

Total accrued expenses and other current liabilities	$211,383	$257,987

Reconciliation of Equity

The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to the Company, and equity attributable to non-controlling interests:

(in thousands)(unaudited)	Total	Common Stock	Additional Paid-in-Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Non- Controlling Interests
Balance at December 31, 2010	$4,438,029	$2,072	$5,222,859	$(1,419,966)	$96,612	$532,499	$3,953
Business combinations	(28)	—	(28)	—	—	—	—
Amortization of stock based compensation	56,876	—	56,876	—	—	—	—
Common stock issuance under employee stock plans	100,878	31	100,875	(28)	—	—	—
Tax benefit on employee stock plans	12,710	—	12,710	—	—	—	—
Common stock issuance for convertible debt	9,019	4	9,015	—	—	—	—
Issuance of restricted shares, net of shares repurchased for minimum tax liability	(893)	1	(1)	(893)	—	—	—
Issuance of deferred stock	5,754	1	11,507	(5,754)	—	—	—
Purchase of treasury stock	(359,983)	—	—	(359,983)	—	—	—
Realized loss on hedging transactions, reclassed into earnings, net of related tax effects	39,800	—	—	—	39,800	—	—
Unrealized loss on hedging transactions, net of related tax effects	(13,857)	—	—	—	(13,857)	—	—
Pension liability, net of deferred taxes	2,484	—	—	—	2,484	—	—
Foreign currency translation adjustment, net of related tax effects	843	—	—	—	697	—	146
Net income (loss)	284,766	—	—	—	—	285,424	(658)

Balance at September 30, 2011	$4,576,398	$2,109	$5,413,813	$(1,786,624)	$125,736	$817,923	$3,441

The effects of changes in the Company’s ownership interest in its subsidiaries during the nine months ended September 30, 2011 and 2010 were as follows.

(in thousands)(unaudited)	2011	2010
Net income attributable to Life Technologies	$285,424	$307,614
Decrease in Life Technologies’ paid-in capital for purchases of subsidiaries’ shares	—	(5,175)

Change from net income attributable to Life Technologies and transfers to noncontrolling interests	$285,424	$302,439

Comprehensive Income

Total comprehensive income consisted of the following and is shown net of related tax effects:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)(unaudited)	2011	2010	2011	2010
Net income, as reported	$95,974	$105,243	$284,766	$307,290
Realized (gain) loss on hedging transactions, reclassed into earnings	5,969	(6,357)	39,800	(8,854)
Unrealized loss on hedging transactions	(4)	(34,611)	(13,857)	(11,618)
Pension liability adjustment	—	(8,813)	2,484	(11,336)
Foreign currency translation adjustment	(36,702)	49,062	843	64,458

Total comprehensive income	$65,237	$104,524	$314,036	$339,940

Comprehensive loss (income) attributable to noncontrolling interest	509	(1,664)	512	(1,637)

Total comprehensive income attributable to the Company	$65,746	$102,860	$314,548	$338,303

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

In October 2010, the Company acquired all outstanding equity shares of Ion Torrent with an upfront payment of $375.0 million, and time and technology based milestones of $350.0 million. The merger agreement stipulates that consideration to Ion Torrent’s former equity-holders (for the upfront payment and any milestone payments) be paid in a combination of cash and the Company’s common stock. Of the $350.0 million of time and technology based milestones, the $50.0 million milestone was assessed at 100% probability of occurring, which was considered a financing arrangement. Therefore, the entire $50.0 million was accrued at the date of acquisition. The $50.0 million milestone was earned and paid in November 2010. During 2010, the Company delivered, in satisfaction of both the upfront payment and the $50.0 million milestone, 3.4 million shares of common stock, or the equivalent of $159.3 million at the time of delivery, and cash in the aggregate of $263.2 million.

Under ASC Topic 805, Business Combinations, the Company was required to assess the fair value of contingent consideration at the date of acquisition. Therefore, the Company assessed the fair value of the contingent consideration of the $300.0 million milestone at $260.8 million by applying a weighted average probability on the achievement of the milestone developed during the valuation process, then deriving the present value of the outcome from the time at which the obligation is settled by applying a discount rate that incorporated a market participant’s view of the risk associated with the expected milestone payment. Based on this present value approach $7.4 million of the milestone consideration was considered an imputed finance charge, of which $6.2 million has been recorded in interest expense through September 30, 2011. During the three months ended September 30, 2011, the milestone was achieved, therefore the Company adjusted the contingent consideration liabilities by $13.7 million in research and development expense, commensurate with the nature of the contingent consideration, in the Consolidated Statement of Operations. In addition, of the $300.0 million milestone, $18.1 million was considered post-acquisition compensation expense; therefore, the expense has been accrued for accordingly over the period earned by the employees in the Consolidated Statement of Operations. The milestone will be paid in a combination of cash and the Company’s common stock in January 2012.

Refer to Note 10 of the Consolidated Financial Statements, “Fair Value of Financial Instruments”, for additional information on the fair market valuation of the contingent consideration liabilities and subsequent adjustments.

Divestiture of Equity Investment

In January 2010, the Company completed the sale of its 50% ownership stake in the Applied Biosystems/MDS Analytical Technologies Instruments joint venture and selected assets and liabilities directly attributable to the joint venture for $428.1 million in cash, excluding taxes and transaction costs, and recorded a gain of $37.3 million in other income in the Consolidated Statement of Operations for the nine months ended September 30, 2010. Included in the sale was the carrying value of the equity investment of $330.4 million, accounts receivable of $71.3 million, net inventory of $55.1 million, other current assets of $17.6 million, long-term assets of $13.7 million, accounts payable of $9.8 million, other current liabilities of $80.8 million, and long-term liabilities of $6.7 million.

Business Consolidation Costs

The Company continues to integrate recent and pending acquisitions and divestitures into its operations, as well as business transformation activities, and recorded approximately $23.1 million and $17.7 million for the three months ended September 30, 2011 and 2010, respectively, and approximately $56.5 million and $66.4 million for the nine months ended September 30, 2011 and 2010, respectively. The expenses related primarily to integration and restructuring efforts, including severance and site consolidation currently underway related to various business transformation activities, acquisitions and divestitures.

4. Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2011	December 31, 2010
(in thousands)	(unaudited)
3.375% Senior Notes (principal due 2013), net of unamortized discount	$249,943	$249,914
4.400% Senior Notes (principal due 2015), net of unamortized discount	498,826	498,592
3.500% Senior Notes (principal due 2016), net of unamortized discount	399,447	399,360
6.000% Senior Notes (principal due 2020), net of unamortized discount	748,655	748,565
5.000% Senior Notes (principal due 2021), net of unamortized discount	398,327	398,224
1 1/2% Convertible Senior Notes (principal due 2024), net of unamortized discount	443,203	428,356
3 1/4% Convertible Senior Notes (principal due 2025), net of unamortized discount	—	345,360
Capital leases	5,403	7,002

Total debt	2,743,804	3,075,373
Less current portion	(445,732)	(347,749)

Total long-term debt	$2,298,072	$2,727,624

Senior Notes

On February 10, 2010, the Company filed a prospectus that allows the Company to issue in one or more offerings, senior or subordinated debt securities covered by the prospectus by filing a prospectus supplement that contains specific information about the securities and specific terms being offered. In aggregate, the Company has issued a principal amount of $2,300.0 million of fixed unsecured and unsubordinated Senior Notes (the “Notes”) as of September 30, 2011, of which $1,500.0 million were offered in February 2010 and $800.0 million were offered in December 2010. During February 2010, the Company issued $1,500.0 million of fixed rate unsecured notes which consisted of an aggregate principal amount of $250.0 million of 3.375% Senior Notes due 2013 (the “2013 Notes”) at an issue price of 99.95%, an aggregate principal amount of $500.0 million of 4.40% Senior Notes due 2015 (the “2015 Notes”) at an issue price of 99.67% and an aggregate principal amount of $750.0 million of 6.00% Senior Notes due 2020 (the “2020 Notes”) at an issue price of 99.80%. During December 2010, the Company issued an additional $800.0 million of fixed rate unsecured notes which consisted of an aggregate principal amount of $400.0 million of 3.50% Senior Notes due 2016 (the “2016 Notes”) at an issue price of 99.84% and an aggregate principal amount of $400.0 million of 5.00% Senior Notes due 2021 (the “2021 Notes”) at an issue price of 99.56%.

As a result, the Company recorded an aggregate $3.3 million of debt discounts for the 2013 Notes, 2015 Notes and 2020 Notes at the time of issuance in February 2010, and an aggregate $2.4 million of debt discounts for the 2016 Notes and 2021 Notes at the time of issuance in December 2010. At September 30, 2011, the unamortized debt discount balance was $2.6 million for the 2013 Notes, 2015 Notes, and 2020 Notes, and $2.2 million for the 2016 Notes and 2021 Notes. The debt discounts are amortized over the lives of the associated Notes using the effective interest method.

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

At September 30, 2011, the unamortized issuance costs for the Senior Notes were $11.1 million for the February 2010 offering, which are expected to be recognized over a weighted average period of 6.4 years, and $6.4 million for the December 2010 offering, which are expected to be recognized over a weighted average period of 7.0 years. The Company recognized aggregate interest expense, net of hedging transactions, of $19.0 million and $8.4 million for the three months ended September 30, 2011, and $56.8 million and $25.4 million for the nine months ended September 30, 2011 for the February 2010 offering and December 2010 offering, respectively, based on the effective interest rates of 3.39%, 4.47%, 3.53%, 6.03%, and 5.06% for the 2013, 2015, 2016, 2020 and 2021 Notes, respectively, with interest payments due semi-annually. The Company recognized total interest expense of $19.0 million and $46.4 million for the three and nine months ended September 30, 2010, respectively, for the February 2010 offering.

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

During the year ended December 31, 2010, the Company entered into forward interest rate swap agreements for a notional amount totaling $1,500.0 million for a certain part of Senior Notes issuances. These agreements were to hedge the variability in future probable interest payments attributable to changes in the benchmark interest rate from the date the Company entered into the forward interest rate swap agreements to the date the Company issued the Senior Notes. These agreements effectively hedged a series of semi-annual future interest payments to the fixed interest rates for forecasted debt issuances. The Company recorded total proceeds of $4.3 million from the forward interest rate swaps in accumulated other comprehensive income, which is reclassified to interest expense in the same period during which the hedged transactions would have impacted interest expense.

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

The contractual interest rates the Company made the interest payments on from the inception of the loan to the date of retirement were from 2.75% to 3.91% on term loan A based on LIBOR plus 2.5%, and from 5.25% to 6.00% on term loan B based on the base rate plus 2.0%. The Company recognized aggregate interest expense, net of hedging transactions, of $11.0 million during the nine months ended September 30, 2010 on the term loans.

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

During May 2011 and July 2010, the Company notified the holders of 2025 Notes and 2023 Notes, respectively, of its intention to redeem all of the outstanding Notes on June 15, 2011 and August 6, 2010 at par value. In response to the Company’s announcement and prior to the redemption dates, holders of a principal value of $347.5 million of 2025 Notes and $347.8 million of 2023 Notes exercised their options to convert the Notes based on the conversion prices of $49.13 and $34.12, respectively, and settled the par value in cash and the excess of the Notes’ conversion value over par in 0.4 million shares and 2.4 million shares, respectively, of the Company’s common stock. The remaining outstanding Notes, approximately $2.5 million and $2.2 million, respectively, were settled in cash or the Company’s common stock. The amortization of the debt discounts and the issuance costs for the Notes was completed commensurate with the redemption dates above, per the respective indenture. The Company did not recognize any gain or loss on the settlement of the 2025 Notes or 2023 Notes.

At September 30, 2011, the Company held the carrying value of $443.2 million for the 2024 Notes in current liabilities. In the event that the Note holders do not require the Company to purchase their Notes or the Company does not redeem the Notes on February 15, 2012, the remaining balance of the Notes will potentially be reclassified back to long-term debt. At September 30, 2011, the Company carried an unamortized debt discount of $6.8 million for the 2024 Notes, which is expected to be recognized over 0.4 years. At December 31, 2010 the Company carried unamortized debt discounts of $21.6 million and $4.6 million for the 2024 and 2025 Notes, respectively. The Company recognized total interest expense of $6.7 million and $13.6 million for the three months ended September 30, 2011 and 2010, respectively, and $29.8 million and $48.6 million for the nine months ended September 30, 2011 and 2010, respectively, based on the effective interest rates of 7.21%, 6.10% and 5.95% for the 2023, 2024 and 2025 Notes, respectively, during the periods these Notes were outstanding. The interest expense consisted of $1.7 million and $5.1 million of contractual interest based on the stated coupon rate and $5.0 million and $8.5 million of amortization of the discount on the liability component for the three months ended September 30, 2011 and 2010, respectively. The interest expense consisted of $10.3 million and $17.6 million of contractual interest based on the stated coupon rate and $19.5 million and $31.0 million of amortization of the discount on the liability component for the nine months ended September 30, 2011 and 2010, respectively.

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

Margins and fees are based on a rate table specified in the agreement and determined by the Company’s consolidated leverage ratio for the period. As of September 30, 2011, the Company has issued $12.4 million of letters of credit under the Revolving Credit Facility and accordingly, the remaining available credit is $487.6 million. The applicable borrowing rate would have been 2.37% and 1.80% at September 30, 2011 and December 31, 2010, respectively.

As of September 30, 2011 foreign subsidiaries in Japan, Mexico, India, and China had available bank lines of credit denominated in local currency to meet short-term working capital requirements. Each credit facility would bear interest at a fixed rate or a variable rate indexed to a local interbank offering rate or equivalent, should there be withdrawals. Under these lines of credit, the United States dollar equivalent of these facilities totaled $13.3 million at September 30, 2011, none of which was outstanding at September 30, 2011.

6. Commitments and Contingencies

Letters of Credit

The Company had outstanding letters of credit totaling $35.4 million at September 30, 2011, of which $16.2 million was to support performance bond agreements, $9.2 million was to support liabilities associated with the Company’s self-insured worker’s compensation programs, $5.0 million was to support its building lease requirements, and $5.0 million was to support duty on imported products.

Executive Employment Agreements

The Company has employment contracts with key executives that provide for the continuation of salary if terminated for reasons other than cause, as defined in those agreements. At September 30, 2011, future employment contract commitments for such key executives were approximately $29.9 million. In certain circumstances, the employment agreements call for the acceleration of equity vesting. The non-cash financial impact of the acceleration of equity vesting is not reflected in the above information.

Acquisition-Related Contingent Obligations

The Company may have future payment obligations due to the contingent consideration arrangements agreed to between the Company and the respective sellers in conjunction with acquisition agreements. Such payments are based on certain technological milestones, patent milestones or the achievement of targeted sales milestones. According to the ASC Topic 805, Business Combinations, the Company records these obligations at fair value at the time of acquisition with subsequent fair value adjustments to the contingent consideration reflected in the line items of the Consolidated Statement of Operations commensurate with the nature of the contingent consideration.

At September 30, 2011, the total amount accrued for contingent consideration liabilities was $284.0 million, of which $281.6 million was included in current liabilities. At December 31, 2010, the total amount accrued for contingent consideration liabilities was $263.3 million, none of which was included in current liabilities. During the three and nine months ended September 30, 2011, respectively, a fair value adjustment charge to contingent consideration liabilities of $13.7 million was recorded in research and development expense. Additonally, during the three and nine months ended September 30, 2011, respectively, time value accretion of $1.5 million and $6.2 million was recorded in interest expense which was offset by $0.2 million and $2.1 million of fair value adjustments recorded in cost of revenues on previously recognized contingent consideration obligations. The Company could be required to make additional contingent payments based on currently existing purchase agreements through 2013. For more information on business combination accounting, refer to Note 3 of the Consolidated Financial Statements, “Business Combinations and Divestitures”.

For the acquisitions the Company accounted for as asset purchases, contingent consideration liabilities are recorded and become an additional element of cost of the acquired assets when the contingency is resolved.

Environmental Liabilities

As a result of previous mergers and acquisitions, the Company assumed certain environmental exposure liabilities. At September 30, 2011, aggregate undiscounted environmental reserves were $8.2 million, including current reserves of $4.4 million. Based upon currently available information, the Company believes that it has adequately provided for these environmental exposures and that the outcome of these matters will not have a material adverse effect on its Consolidated Statement of Operations.

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

The components of net periodic pension cost or (benefit) for the Company’s pension plans and postretirement benefits plans for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Domestic Plans
	Three months ended September 30,		Nine months ended September 30,
(in thousands) (unaudited)	2011	2010	2011	2010
Service cost	$261	$246	$783	$784
Interest cost	10,028	10,416	29,944	31,141
Expected return on plan assets	(10,749)	(10,437)	(32,345)	(31,425)
Amortization of prior service cost	15	15	45	44
Amortization of actuarial loss	471	333	1,345	1,022
Settlement gain*	—	—	—	(5,473)

Net periodic pension cost (benefit)	$26	$573	$(228)	$(3,907)

	Postretirement Plans
	Three months ended September 30,		Nine months ended September 30,
(in thousands) (unaudited)	2011	2010	2011	2010
Service cost	$7	$165	$39	$217
Interest cost	330	2,578	1,232	3,520
Expected return on plan assets	(143)	(109)	(381)	(326)
Amortization of prior service cost	(474)	(1,597)	(1,422)	(2,006)
Amortization of actuarial loss	126	177	492	530

Total periodic pension cost (benefit)	$(154)	$1,214	$(40)	$1,935

	Foreign Plans
	Three months ended September 30,		Nine months ended September 30,
(in thousands) (unaudited)	2011	2010	2011	2010
Service cost	$913	$919	$2,671	$2,822
Interest cost	1,404	1,340	4,154	4,098
Expected return on plan assets	(1,202)	(1,037)	(3,563)	(3,166)
Amortization of actuarial loss	46	54	141	164
Settlement (gain) loss	(46)	19	(135)	54

Net periodic pension cost	$1,115	$1,295	$3,268	$3,972

*	A settlement gain related to the lump sum benefit that the Company paid out during the nine months ended September 30, 2010 in conjunction with the restructuring efforts that occurred upon the merger with AB as permitted by the plan provision upon termination.

8. Income Taxes

Income taxes are determined using an estimated annual effective tax rate applied against income, and then adjusted for the tax impacts of certain significant and discrete items. For the nine months ended September 30, 2011, the Company treated the tax impact related to the following as discrete events for which the tax effect was recognized separately from the application of the estimated annual effective tax rate: benefits and expenses related to domestic and foreign return to provision adjustments, changes in tax reserves, reduced Medicare subsidies, changes in tax rates, disqualifying dispositions of qualified stock grants, and changes in judgment regarding the realization of beginning of the year deferred tax assets. The Company’s effective tax rate recorded for the nine months ended September 30, 2011 was 18.7%. Excluding the impact of the discrete items discussed above, the effective tax rate would have been 23.4%.

In accordance with the disclosure requirements as described in ASC Topic 740, Income Taxes, the Company has classified uncertain tax positions as non-current income tax liabilities, or a reduction in non-current deferred tax assets, unless expected to be paid in one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. It is reasonably possible that there will be a reduction to the balance of unrecognized tax benefits up to $14.9 million in the next twelve months.

9. Stock Repurchase Programs

In July 2011, the Board of Directors of the Company approved a program (the July 2011 program) authorizing management to repurchase up to $200.0 million of common stock. The cost of repurchased shares will be included in treasury stock and reported as a reduction in total equity when a repurchase occurs. No shares have been repurchased under this program.

In December 2010, the Board of Directors of the Company approved a program (the December 2010 program), authorizing management to repurchase up to $500.0 million of common stock. During the nine months ended September 30, 2011, the Company repurchased 5.7 million shares of its common stock under the December 2010 program at a total cost of approximately $276.6 million. The cost of repurchased shares is included in treasury stock and reported as a reduction in total equity when a repurchase occurs. No shares were repurchased under this program in 2010.

In July 2010, the Board of Directors of the Company approved a program (the July 2010 program) authorizing management to repurchase up to $520.0 million of common stock over the next two years. As of December 31, 2010, the Company completed repurchasing 8.4 million shares at a total cost of $436.6 million which was included in treasury stock and reported as a reduction in total equity. During the nine months ended September 30, 2011, the Company repurchased an additional 1.5 million shares of its common stock at a total cost of $83.4 million, thereby completing the July 2010 program by repurchasing an aggregate of 9.9 million shares at a total cost of $520.0 million, the maximum amount authorized.

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

Investments consisted of the following:

	September 30, 2011	December 31, 2010
(in thousands)	(unaudited)
Short-term
Bank time deposits	$24,697	$20,425
Foreign bonds	—	2,654

Total short-term investments	24,697	23,079
Long-term
Equity securities	25,855	22,448

Total long-term investments	25,855	22,448

Total investments	$50,552	$45,527

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

The following table represents the financial instruments measured at fair value on a recurring basis on the financial statements of the Company subject to ASC Topic 820, Fair Value Measurements and Disclosures and the valuation approach applied to each class of financial instruments:

		Fair Value Measurements at Reporting Date Using
(in thousands)(unaudited) Description	Balance at September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Bank time deposits	$24,697	$24,697	$—	$—
Money market funds	337,508	337,508	—	—
Deferred compensation plan assets-mutual funds	26,256	26,256	—	—
Assets-derivative forward exchange contracts	30,628	—	30,628	—

Total assets	$419,089	$388,461	$30,628	$—

Liabilities-derivative forward exchange contracts	1,189	—	1,189	—
Contingent considerations	284,002	—	—	284,002

Total liabilities	$285,191	$—	$1,189	$284,002

At September 30, 2011, the carrying value of the financial instruments measured and classified within Level 1 was based on quoted prices and marked to market.

The Company held foreign bonds which were classified as available-for-sale securities which matured during the three months ended September 30, 2011. During the nine months ended September 30, 2011, there was no material gain or loss recorded in accumulated other comprehensive income, and there were no material gains or losses reclassified out of accumulated other comprehensive income to earnings resulting from the sales or maturity of available-for-sale securities. The fair value of the bonds was $2.7 million at December 31, 2010.

The Company manages the Life Technologies Corporation Deferred Compensation Plan (the “Deferred Compensation Plan”) which allows eligible directors and employees to defer, on a pre-tax basis, a portion or all of their compensation, bonuses, or director’s fees. As of September 30, 2011, the Company held $26.3 million in deferred compensation plan assets which were invested in mutual funds. The fair market value of the assets held in the Deferred Compensation Plan was based on unadjusted quoted prices in active markets. The Company carries a corresponding deferred compensation liability of $26.3 million as of September 30, 2011 in other long-term obligations in its Consolidated Balance Sheet.

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

For financial instrument liabilities with significant Level 3 inputs, the following table summarizes the activity for the nine months ended September 30, 2011:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands) (unaudited)	Contingent Considerations	Total
Beginning balance at January 1, 2011	$263,311	$263,311
Transfers into Level 3 from business combinations	3,107	3,107
Total unrealized losses included in earnings	17,845	17,845
Foreign currency translation adjustments	(261)	(261)

Ending balance at September 30, 2011	$284,002	$284,002

Total amount of unrealized losses for the period included in other comprehensive loss attributable to the change in fair market value of related liabilities still held at the reporting date	$—	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Non-financial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. There were no material non-financial assets and liabilities deemed to be other-than-temporarily impaired and measured at fair value on a nonrecurring basis for the nine months ended September 30, 2011. The Company evaluates its investments in equity and debt securities that are accounted for using the equity method or cost method to determine whether an other-than-temporary impairment or a credit loss exists at period end. At September 30, 2011, the Company held an aggregate $25.9 million of long-term investments in equity securities that are accounted for under the cost method. The Company assesses these investments for impairment each quarter, but does not calculate a fair value. Due to the nature of these investments, mainly non-public and early stage companies, the Company believes calculating a fair value not to be practicable. In the event the Company identified an indicator of impairment, the assessment of fair value would be based on all available factors, and may include valuation methodologies using level 3 unobservable inputs, which include discounted cash flows, estimates of sales proceeds, net investment values and appraisals, as appropriate. At September 30, 2011, the Company determined that there was no event or change in circumstances that occurred which had a significant adverse effect on the fair value of the cost method investments during the nine months ended September 30, 2011, and accordingly no material impairment charges were recorded during the period.

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

Some of the Company’s reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in currency exchange rates from the point in which the transactions are originated until the settlement in cash. Both realized and unrealized gains and losses in the value of these receivables and payables are included in the determination of net income. Net currency exchange gains (losses) recognized on business transactions, net of hedging transactions, were $(2.8) million and $(4.7) million for the three months ended September 30, 2011 and September 30, 2010, respectively, and $(6.5) million and $0.3 million for the nine months ended September 30, 2011 and September 30, 2010, respectively, and such gains and losses are included in other income/(expense) in the Consolidated Statements of Operations.

To manage the foreign currency exposure risk, the Company uses derivatives for activities in entities that have receivables and payables denominated in a currency other than the entity’s functional currency. Realized and unrealized gains or losses on the value of financial contracts entered into to hedge the exchange rate exposure of these receivables and payables are also included in the determination of net income as they have not been designated for hedge accounting under ASC Topic 815, Derivatives and Hedging. These contracts, which settle in October 2011 through January 2012, effectively fix the exchange rate at which these specific receivables and payables will be settled in, so that gains or losses on the forward contracts offset the gains or losses from changes in the value of the underlying receivables and payables. At September 30, 2011, the Company had a notional principal amount of $809.9 million in foreign currency forward contracts outstanding to hedge currency risk relative to our foreign receivables and payables.

The Company’s international operating units conduct business in, and have functional currencies that differ from the parent entity, and therefore, the ultimate conversion of these sales to cash in United States dollars is subject to fluctuations in foreign currency. The Company assesses the appropriate risk management strategy, including hedging, to limit this exposure on the Company’s Consolidated Statements of Operations and Consolidated Statements of Cash Flows from changes in currency exchange rates. Upon entering derivative transactions, when the United States dollar strengthens significantly against foreign currencies, the decline in the United States dollar value of future foreign currency revenue is offset by gains in the value of the forward contracts designated as hedges. Conversely, when the United States dollar weakens, the opposite occurs. The Company’s currency exposures vary, but are primarily concentrated in the euro, British pound sterling, Japanese yen and Canadian dollar. During the nine months ended September 30, 2011, the Company has used foreign currency forward contracts to mitigate foreign currency risk on forecasted foreign currency intercompany sales. The change in fair value prior to their maturity is accounted for as a cash flow hedge, and recorded in other comprehensive income, net of tax, in the Consolidated Balance Sheets according to ASC Topic 815, Derivatives and Hedging. To the extent any portion of the forward contracts is determined to not be an effective hedge, the increase or decrease in value prior to the maturity is recorded in other income/(expense) in the Consolidated Statements of Operations.

During the nine months ended September 30, 2011, the Company did not have any material losses or gains related to the ineffective portion of its hedging instruments in other income/(expense) in the Consolidated Statements of Operations. No hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring for foreign currency forward contacts. The Company reclassed deferred gains or losses reported in accumulated other comprehensive income into revenue when the consolidated earnings were impacted, which for intercompany sales were when the inventory was sold to a third party. For intercompany sales hedging, the Company used an inventory turnover ratio for each international operating unit to align the timing of a hedged item and a hedging instrument to impact the Consolidated Statements of Operations during the same reporting period. At September 30, 2011, the Company did not have any foreign currency forward contracts outstanding to hedge foreign currency revenue risk under ASC Topic 815, Derivatives and Hedging. The Company will continuously monitor the impact of foreign currency risk upon the financial results as part of the Company’s risk management program and at management’s discretion may enter into derivative transactions.

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

The following table summarizes the fair values of derivative instruments at September 30, 2011 and December 31, 2010:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	September 30, 2011	December 31, 2010	Balance Sheet Location	September 30, 2011	December 31, 2010
(in thousands)		(unaudited)			(unaudited)
Derivatives instruments designated and qualified as cash flow hedges
Forward exchange contracts	Other current assets	$—	$—	Other current liabilities	$—	$41,558

Total		$—	$—		$—	$41,558
Derivatives instruments not designated as cash flow hedges
Forward exchange contracts	Other current assets	$30,628	$15,189	Other current liabilities	$1,189	$4,732

Total		$30,628	$15,189		$1,189	$4,732

Total derivatives		$30,628	$15,189		$1,189	$46,290

The following table summarizes the effect of derivative instruments on the Consolidated Statements of Operations for the three months ended September 30, 2011 and 2010, respectively:

	Three months ended September 30, 2011			Three months ended September 30, 2010
	Amount of (Gain)/Loss Recognized in OCI	Location of Gain/(Loss) Reclassified from AOCI into Income	Amount of Gain/(Loss) Reclassified From AOCI Into Income	Amount of (Gain)/Loss Recognized in OCI	Location of Gain/(Loss) Reclassified from AOCI into Income	Amount of Gain/(Loss) Reclassified From AOCI Into Income
(in thousands)(unaudited)	Effective Portion			Effective Portion
Derivatives instruments designated and qualified as cash flow hedges
Foreign exchange contracts	$—	Revenue	$(9,725)	$55,018	Revenue	$10,115
Interest rate swap contracts	—	Interest expense	146	—	Interest expense	—

Total derivatives	$—		$(9,579)	$55,018		$10,115

	Three months ended September 30, 2011			Three months ended September 30, 2010
	Location of (Gain)/Loss Recognized in Income	Amount of (Gain)/Loss recognized in Income		Location of (Gain)/Loss Recognized in Income	Amount of (Gain)/Loss recognized in Income
(in thousands)(unaudited)	Ineffective Portion			Ineffective Portion
Derivatives instruments designated and qualified as cash flow hedges
Foreign exchange contracts	Other (income) expense	$	*	Other (income) expense	$	*
Interest rate swap contracts	Other (income)expense		—	Other (income) expense		—

Total derivatives		$	*		$	*

	Three months ended September 30, 2011			Three months ended September 30, 2010
(in thousands)(unaudited)	Location of (Gain)/Loss Recognized in Income		Amount of (Gain)/Loss recognized in Income	Location of (Gain)/Loss Recognized in Income		Amount of (Gain)/Loss recognized in Income
Derivatives instruments not designated as cash flow hedges
Forward exchange contracts	Other	(income)expense	$(20,964)	Other	(income) expense	$35,123

Total Derivatives			$(20,964)			$35,123

*	De minimus amount recognized in the hedge relationship.

The following table summarizes the effect of derivative instruments on the Consolidated Statements of Operations for the nine months ended September 30, 2011 and 2010, respectively:

	Nine months ended September 30, 2011			Nine months ended September 30, 2010
	Amount of (Gain)/Loss Recognized in OCI	Location of Gain/(Loss) Reclassified from AOCI into Income	Amount of Gain/(Loss) Reclassified from AOCI into Income	Amount of (Gain)/Loss Recognized in OCI		Location of Gain/(Loss) Reclassified from AOCI into Income	Amount of Gain/(Loss) Reclassified from AOCI into Income
(in thousands)(unaudited)	Effective Portion			Effective Portion
Derivatives instruments designated and qualified as cash flow hedges
Foreign exchange contracts	$19,462	Revenue	$(64,116)	$18,985		Revenue	$19,315
Interest rate swap contracts	—	Interest expense	437	7,772	**	Interest expense	—

Total derivatives	$19,462		$(63,679)	$26,757			$19,315

	Nine months ended September 30, 2011				Nine months ended September 30, 2011
	Location of (Gain)/Loss Recognized in Income	Amount of (Gain)/Loss recognized in Income			Location of (Gain)/Loss Recognized in Income	Amount of (Gain)/Loss recognized in Income
(in thousands)(unaudited)	Ineffective Portion				Ineffective Portion
Derivatives instruments designated and qualified as cash flow hedges
Foreign exchange contracts	Other (income)expense	$		*	Other (income) expense	$		*
Interest rate swap contracts	Other (income)expense		—		Other (income)expense		—

Total derivatives		$		*		$		*

	Nine months ended September 30, 2011		Nine months ended September 30, 2010
(in thousands)(unaudited)	Location of (Gain)/Loss Recognized in Income	Amount of (Gain)/Loss Recognized in Income	Location of (Gain)/Loss Recognized in Income	Amount of (Gain)/Loss Recognized in Income
Derivatives instruments not designated as cash flow hedges
Forward exchange contracts	Other (income) expense	$17,146	Other (income) expense	$(56,715)

Total derivatives		$17,146		$(56,715)

*	De minimus amount recognized in the hedge relationship.
**	$7.8 million was a part of the $12.9 million loss on discontinuance of cash flow hedge related to term loan A interest rate swaps. The difference of $5.1 million was recognized in other comprehensive income in 2009. The entire $12.9 million was reclassified from accumulated other comprehensive income into other income/(expense) during the first quarter of 2010.

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

Our derivatives instruments have an element of risk in that the counterparties may be unable to meet the terms of the agreements. We attempt to minimize this risk by limiting the counterparties to a diverse group of highly-rated domestic and international financial institutions. In the event of non-performance by these counterparties, the asset position carrying values of our financial instruments represent the maximum amount of loss we could incur as of September 30, 2011. However, we do not expect to record any losses as a result of counterparty default in the foreseeable future. We do not require and are not required to pledge collateral for these financial instruments. The Company does not use derivative financial instruments for speculation or trading purposes or for activities other than risk management and we are not a party to leveraged derivatives. In addition, we do not carry any master netting arrangements to mitigate the credit risk. The Company continually evaluates the costs and benefits of its hedging program.

Debt Obligations

The Company has certain financial instruments in which the carrying value does not equal the fair value. The estimated fair value of the senior notes and the convertible senior notes was determined by using observable market information.

The fair value and carrying amounts of the Company’s debt obligations were as follows:

	Fair Value		Carrying Amounts
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
(in thousands)	(unaudited)		(unaudited)
3.375% Senior Notes (principal due 2013)	$255,750	$254,663	$249,943	$249,914
4.400% Senior Notes (principal due 2015)	524,170	520,380	498,826	498,592
3.500% Senior Notes (principal due 2016)	404,044	396,492	399,447	399,360
6.000% Senior Notes (principal due 2020)	831,240	805,815	748,655	748,565
5.000% Senior Notes (principal due 2021)	414,364	396,664	398,327	398,224
1 1/2% Convertible Senior Notes (principal due 2024)	452,250	545,909	443,203	428,356
3 1/4% Convertible Senior Notes (principal due 2025)	—	413,000	—	345,360

For details on the carrying amounts of the debt obligations, refer to Note 4 of the Consolidated Financial Statements, “Long-Term Debt”.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

Revenues for the three and nine months ended September 30, 2011 were $928.2 million and $2,765.2 million, respectively, with net income attributable to the Company of $96.3 million and $285.4 million, respectively. Revenues for the three and nine months ended September 30, 2010 were $867.1 million and $2,655.8 million, respectively, with net income attributable to the Company of $105.5 million and $307.6 million, respectively.

Our Business

We are a global solutions provider of consumables, instruments and services. Our products enable our customers to accelerate scientific exploration that lead to discoveries and developments across a broad biological spectrum including: general research, forensics, advancing genomic medicine, molecular diagnostics, regenerative medicine and agricultural and environmental research. Our brands consist of InvitrogenTM, Applied BiosystemsTM, Ion TorrentTM, TaqmanTM, AmbionTM, GibcoTM, Molecular ProbesTM and NovexTM. The Company has a workforce of approximately 11,000 people, a presence in more than 160 countries, and possesses a rapidly-growing intellectual property estate of over 3,900 patents and exclusive licenses.

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

Users who apply our technologies to enable or improve certain industrial activities. The current focus of our products for these industries is in the areas of: forensic analysis, which is used to identify individuals based on their DNA; food, beverage, and environmental testing, pharmaceutical manufacturing quality and safety and molecular diagnostics. The Applied Biosystems branded forensic testing and human identification products and services are innovative and market-leading tools that have been widely accepted by investigators and laboratories in connection with criminal investigations, the exoneration of individuals wrongly accused or convicted of crimes, identifying victims of disasters, and paternity testing.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are those that require significant judgment. In the first nine months of 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, and ASU 2011-05, Presentation of Comprehensive Income. The Company will adopt each of these pronouncements in the first quarter of 2012. For additional information on the recent accounting pronouncements impacting our business, see Note 1 of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Third Quarter of 2011 Compared to the Third Quarter of 2010

The following table compares revenues and gross margin for the third quarter of 2011 and 2010:

	Three months ended September 30,
(in millions) (unaudited)	2011	2010	$ Increase	% Increase
Molecular Biology Systems	$425.7	$415.4	$10.3	2%
Cell Systems	243.9	221.4	22.5	10%
Genetic Systems	255.4	227.3	28.1	12%
Corporate and other	3.2	3.0	0.2	7%

Total revenues	$928.2	$867.1	$61.1	7%

Total gross profit	$539.2	$514.4	$24.8	5%
Total gross profit margin %	58.1%	59.3%

Revenue

The Company’s revenues increased by $61.1 million or 7% for the third quarter of 2011 compared to the third quarter of 2010. The increase in revenue is driven primarily by an increase of $28.3 million in favorable currency impacts, including hedging, $18.5 million associated with acquisitions, and $13.2 million in volume and pricing which was partially offset by a decline in royalty revenues. Volume and pricing relates to the impact on revenue due to existing and new product total unit sales as well as year over year change in unit pricing and its impact on gross revenue.

The Company operates our business under three divisions—Molecular Biology Systems, Cell Systems, and Genetic Systems. The Molecular Biology Systems (MBS) division includes the molecular biology based technologies including basic and real-time PCR, RNAi, DNA synthesis, thermo-cycler instrumentation, cloning and protein expression profiling and protein analysis. Revenue in this division increased by $10.3 million or 2% in the third quarter of 2011 compared to the third quarter 2010. This increase was driven primarily by $13.3 million in favorable currency impacts, including hedging, partially offset by $3.0 million in decreased volume, pricing, and royalty. The Cell Systems (CS) division includes all product lines used in the study of cell function, including cell culture media and sera, stem cells and related tools, cellular imaging products, antibodies, drug discovery services, and cell therapy related products. Revenue in this division increased $22.5 million or 10% for the third quarter of 2011 compared to the third quarter of 2010. This increase was driven primarily by $15.4 million in increased volume, pricing, and royalty and $7.1 million in favorable foreign currency impacts, including hedging. The Genetic System (GS) division includes sequencing systems and reagents, including capillary electrophoresis, Ion TorrentTM and the SOLiDTM sequencing systems, as well as reagent kits developed specifically for applied markets, such as forensics and food safety and animal health. Revenue in this division increased by $28.1 million or 12% for the third quarter of 2011 compared to the third quarter of 2010. This increase was driven primarily by $18.5 million associated with acquisitions, $7.8 million in favorable currency impacts, including hedging, and $1.9 million in increased volume pricing, and royalty.

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

Gross Profit

Gross profit increased $24.8 million or 5% in the third quarter of 2011 compared to the third quarter of 2010. The increase in gross profit was primarily driven by $16.6 million in favorable currency impacts, including hedging, a $9.1 million increase in price, volume, and product mix (which includes a decline in royalty revenues) and $7.6 million associated with acquisitions, partially offset by a $3.7 million increase in purchased intangible amortization.

Operating Expenses

The following table compares operating expenses for the third quarter of 2011 and 2010:

	Three months ended September 30,
	2011		2010
(in millions) (unaudited)	Operating expense	As a percentage of revenues	Operating expense	As a percentage of revenues	$ Increase	% Increase
Operating Expenses:
Selling, general and administrative	$251.8	27%	$240.7	28%	$11.1	5%
Research and development	103.9	11%	90.1	10%	13.8	15%
Business consolidation costs	23.1	2%	17.7	2%	5.4	31%

Selling, general and administrative

For the third quarter of 2011, selling, general and administrative expenses increased $11.1 million, or 5%, compared to the third quarter of 2010. This increase was driven primarily by $9.3 million in unfavorable currency impacts, and a $4.6 million increase in purchased services, partially offset by a decrease of $4.2 million in travel and discretionary spending. As a percentage of revenue, the costs are down from the prior year as a result of the restructuring activities that have contributed to the reduction of overall overhead related costs year over year.

Research and development

For the third quarter of 2011, research and development expenses increased $13.8 million or 15% compared to the third quarter of 2010. The increase was driven by a $13.7 million fair value adjustment to the contingent consideration liability recognized during the third quarter of 2011. The Company continues to invest in research and development programs and as a percentage of revenue, after excluding the fair value adjustment to the contingent consideration liability, the costs are comparable period over period.

Business Consolidation Costs

Business consolidation costs for the third quarter of 2011 were $23.1 million, compared to $17.7 million in the third quarter of 2010, and represent costs to integrate recent and pending acquisitions and divestitures into the Company’s operations. The expenses for both quarters related primarily to integration and restructuring efforts, including severance and site consolidation currently underway related to various business transformation activities, acquisitions and divestitures that took place in each of the periods, respectively.

Other Income (Expense)

Interest Income

Interest income was $0.9 million for the third quarter of 2011 compared to $1.1 million for the third quarter of 2010.

Interest income in the future will be affected by changes in short-term interest rates and changes in cash balances, which may materially increase or decrease as a result of operations, acquisitions, debt repayment, stock repurchase programs and other financing activities.

Interest Expense

Interest expense was $38.0 million for the third quarter of 2011 compared to $35.2 million for the third quarter of 2010. The increase in interest expense was primarily driven by higher debt balances as a result of the $800.0 million of fixed rate unsecured notes issued in December 2010, partially offset with the pay off of the 2025 Convertible Notes in June 2011 and the pay off of the 2023 Convertible Senior Notes in August 2010.

The Company adopted a bifurcation requirement on our convertible debt prescribed by ASC Topic 470-20, Debt with Conversion and Other Options and as a result has incurred an additional $5.1 million in expense in the third quarter of 2011 and $8.5 million in the third quarter of 2010.

Other Expense, Net

Other expense, net, was $3.0 million for the third quarter of 2011 compared to $4.3 million for the same period of 2010. Included in the third quarter of 2011 and 2010 were foreign currency losses of $2.8 million and $4.7 million, respectively, net of hedging activities, driven by large currency fluctuation in major currencies.

Provision for Income Taxes

The provision for income taxes as a percentage of pre-tax income from continuing operations was 20.2% for the third quarter of 2011 compared with 17.5% for the third quarter of 2010. The lower effective tax rate in the third quarter of 2010 was primarily attributable to increased foreign tax credit benefits associated with prior year international planning and restructuring activities. For a reconciliation of the effective rate, refer to “Results of Operations: First Nine Months of 2011 compared to First Nine Months of 2010”.

First Nine Months of 2011 compared to First Nine Months of 2010

The following table compares revenues and gross margin for the first nine months of 2011 and 2010:

	Nine months ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
(in millions) (unaudited)	2011	2010
Molecular Biology Systems	$1,281.5	$1,280.8	$0.7	—
Cell Systems	723.4	665.6	57.8	9%
Genetic Systems	749.8	700.3	49.5	7%
Corporate and other	10.5	9.1	1.4	15%

Total revenues	$2,765.2	$2,655.8	$109.4	4%

Total gross profit	$1,582.9	$1,588.1	$(5.2)	—
Total gross profit margin %	57.2%	59.8%

Revenue

The Company’s revenues increased by $109.4 million or 4% for the first nine months of 2011 compared to the first nine months of 2010. The increase in revenue was driven primarily by increases of $51.8 million associated with acquisitions, $32.9 million in favorable currency impacts, including hedging, and $24.4 million in increased volume and pricing which was partially offset by a decline in royalty revenues.

Revenue in the MBS division increased by $0.7 million for the first nine months of 2011 compared to the same period of 2010. This increase was driven primarily by $15.1 million in favorable currency impacts, including hedging, and $11.3 million associated with acquisitions, partially offset by $24.1 million in decreased volume, pricing, and royalty. Revenue in the CS division increased by $57.8 million or 9% for the first nine months of 2011 compared to the first nine months of 2010. This increase was driven primarily by $50.3 million in increased volume, pricing, and royalty, and by $8.6 million in favorable currency impacts, including hedging. Revenue in the GS division increased by $49.5 million or 7% in the first nine months of 2011 compared to the first nine months of 2010. This increase was driven primarily by $39.9 million associated with acquisitions and $9.1 million in favorable currency impacts, including hedging, partially offset by $1.7 million in decreased volume, pricing, and royalty.

Gross Profit

Gross profit decreased by $5.2 million in the first nine months of 2011 compared to the same period of 2010. The decrease in gross profit was primarily driven by a $16.2 million increase of purchased intangible amortization and $11.0 million in decreased price, volume, product mix, and royalty revenues, partially offset by $23.7 million associated with acquisitions and $3.8 million in favorable currency impacts, including hedging.

Operating Expenses

The following table compares operating expenses for the first nine months of 2011 and 2010:

	Nine months ended September 30,
	2011		2010
(in millions) (unaudited)	Operating expense	As a percentage of revenues	Operating expense	As a percentage of revenues	$ Increase / (decrease)	% Increase / (decrease)
Operating Expenses:
Selling, general and administrative	$759.4	27%	$753.2	28%	$6.2	1%
Research and development	287.7	10%	266.8	10%	20.9	8%
Purchased in-process research and development	—	—	1.7	NM	(1.7)	NM
Business consolidation costs	56.5	2%	66.4	3%	(9.9)	(15)%

Selling, general and administrative

For the first nine months of 2011, selling, general and administrative expenses increased by $6.2 million or 1% compared to the first nine months of 2010. This increase was driven primarily by $20.5 million of unfavorable currency impacts and a $9.7 million increase in purchased services, partially offset by a $12.5 million decrease in compensation and benefits, a $4.6 million decrease in general overhead and infrastructure costs, and a $3.4 million decrease in travel and discretionary spending. As a percentage of revenue, the costs are down from the prior year as a result of the restructuring activities that have contributed to the reduction of overall overhead related costs year over year.

Research and development

For the first nine months of 2011, research and development expenses increased by $20.9 million or 8% compared to the first nine months of 2010. This increase was driven primarily by a $13.7 million fair value adjustment to the contingent consideration liability during the first nine months of 2011, an increase of $3.8 million in compensation and benefits, a $3.2 million increase in purchased services, and a $2.2 million increase in general overhead and infrastructure costs. The Company continues to invest in research and development programs and as a percentage of revenue, after excluding the fair value adjustment to the contingent consideration liability, the costs are comparable period over period.

Business Consolidation Costs

Business consolidation costs for the first nine months of 2011 were $56.5 million, compared to $66.4 million in the first nine months of 2010, and represent costs to integrate recent and pending acquisitions and divestitures into the Company’s operations. The expenses for both periods related primarily to integration and restructuring efforts, including severance and site consolidation, currently underway related to various mergers, acquisitions and divestitures that took place in each of the periods, respectively.

Other Income (Expense)

Interest Income

Interest income was $3.0 million for the first nine months of 2011 compared to $3.6 million for the first nine months of 2010.

Interest income in the future will be affected by changes in short-term interest rates and changes in cash balances, which may materially increase or decrease as a result of operations, acquisitions, debt repayment, stock repurchase programs and other financing activities.

Interest Expense

Interest expense was $123.9 million for the first nine months of 2011 compared to $116.0 million for the first nine months of 2010. The increase in interest expenses was primarily driven by higher debt balances driven by the $1,500.0 million of fixed rate unsecured notes issued in February 2010 and the $800.0 million of fixed rate unsecured notes issued in December 2010, partially offset by the pay off of the term loans in February 2010 and the pay off of the 2025 and the 2023 Convertible Senior Notes in June 2011 and August 2010, respectively.

The Company adopted a bifurcation requirement on our convertible debt prescribed by ASC Topic 470-20, Debt with Conversion and Other Options and as a result has incurred an additional $19.5 million in expense in the first nine months of 2011 and $31.0 million for the first nine months of 2010.

During February 2010, the Company fully repaid the remaining outstanding term loans, and recognized a loss of $54.2 million of deferred financing costs. The loss is separately identified in the Consolidated Statements of Operations as a “Loss on early extinguishment of debt”.

Other Expense, Net

Other expense, net, was $8.0 million for the first nine months of 2011 compared to $6.2 million for the same period of 2010. Included in the first nine months of 2011 were foreign currency losses of $6.5 million driven by fluctuations in major currencies. Included in the first nine months of 2010 was a loss on the discontinuance of cash flow hedges of $12.9 million and a $1.2 million expense related to the amortization of purchased intangibles and amortization of deferred revenue fair market value adjustments attributable to the Mass Spectrometry joint venture, partially offset with a gain from the recovery of an impaired security of $7.1 million.

During January 2010, the Company completed the sale of its 50% ownership stake in the Applied Biosystems/MDS Analytical Technologies Instruments joint venture and selected assets and liabilities directly attributable to the joint venture to Danaher Corporation for $428.1 million in cash, excluding transaction costs, and recorded a gain of $37.3 million. The gain is separately identified in the Consolidated Statements of Operations as a “Gain on divestiture of equity investments”.

Provision for Income Taxes

The provision for income taxes as a percentage of pre-tax income from continuing operations was 18.7% for the first nine months of 2011 compared with 15.7% for the first nine months of 2010. The lower effective tax rate for the first nine months of 2010 was primarily driven by tax benefits related to the sale of the Mass Spectrometry division and certain prior year acquisitions not recurring in 2011. In the first nine months of 2011, the effective tax rate of 18.7% was reduced from the estimated annual effective tax rate of 23.4%, primarily due to tax benefits associated with increased domestic manufacturing benefits, acquisition related cost, disqualifying dispositions of qualified stock grants, and the reversal of tax liabilities and reserves for uncertain tax positions.

The differences between the United Sates federal statutory tax rate and the Company’s effective tax rate without the discrete items are as follows:

Statutory United States federal income tax rate	35.0%
State income tax	2.3
Foreign earnings taxed at non-United States rates (includes a significant benefit relating to the Singapore tax exemption grant)	(13.1)
Credits and incentives	(5.0)
Other	4.2

Effective income tax rate	23.4%

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

The Company has been able to, and expects to continue to generate positive cash flow from operations. Future debt repayment, share repurchases, future acquisitions or additional payments for the contingent consideration upon the achievement of milestones pertaining to previous acquisitions may be financed by a combination of cash on hand, our positive cash flow generation, our existing revolving credit facility, or the issuance of new debt or stock. In January 2012, the Company will complete its milestone payment in the Ion Torrent acquisition based on time and technological milestone. Additionally, in February 2012, the Company will have the opportunity to settle its outstanding convertible senior notes prior to the stated maturity. Such decision will be made based on the prevailing market conditions in effect at the time the opportunity is available. The Company, at the election of the holders of the convertible senior notes, could also be obligated to repurchase the notes. In order to meet these obligations and opportunities, the Company will consider whether additional external financing would be required. While conditions of the credit market at any given time may impact our ability to obtain credit, the Company believes that it has the ability to raise funding through public and private markets at reasonable rates based on the Company’s risk profile, along with its history of strong cash generation and timely debt repayments. The Company will continuously assess the most appropriate method of financing the Company’s short-term and long-term operations.

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

Cash and cash equivalents were $594.2 million at September 30, 2011, a decrease of $219.4 million from December 31, 2010, primarily due to cash used in financing activities of $601.2 million and cash used in investing activities of $114.4 million, offset by cash provided by operating activities of $493.2 million and the effect of exchange rates on cash of $3.1 million. Further discussion surrounding the makeup of each cash flow component movement for the first nine months of 2011 is listed below.

Operating Activities

Operating activities provided net cash of $493.2 million through the first nine months of 2011 primarily from our net income of $284.8 million plus net non-cash charges of $361.8 million, offset by a decrease in cash from operating assets and liabilities of $153.4 million. Non-cash charges were primarily comprised of amortization of intangibles of $230.1 million, depreciation of $91.0 million, stock-based compensation expense of $56.9 million, and debt discount amortization and other non-cash charges of $38.6 million, offset by a change in deferred income taxes which resulted in a use of cash of $60.8 million. The decrease of $153.4 million in cash within operating assets and liabilities was mainly due to a $71.9 million increase in inventories, a $44.8 million increase in trade accounts receivable, a $34.3 million decrease from the currency impact on the timing of intercompany settlements, a $31.0 million decrease in accrued expense and other current liabilities, and a $9.1 million decrease in accounts payable. These were partially offset by a $26.0 million decrease in other assets, a $6.7 million net increase in income tax liabilities, and a $5.1 million decrease in prepaid expenses and other current assets. The movement in cash as a result of changes in operating assets and liabilities is consistent with normal ongoing operations.

As of September 30, 2011, we had cash and cash equivalents of $594.2 million, restricted cash of $17.0 million, and short-term investments of $24.7 million. Our working capital was $448.7 million as of September 30, 2011 including restricted cash. Our funds for cash and cash equivalents are currently primarily invested in marketable securities, money market funds, and bank deposits with maturities of less than three months. Cash and cash equivalents held by our foreign subsidiaries at September 30, 2011 was approximately $205.8 million. It is the Company’s intention to indefinitely reinvest all current and future foreign earnings in order to ensure sufficient working capital and expand existing operations outside the United States. Additionally, the Company intends to fund future foreign acquisitions primarily through the use of unrepatriated cash held by our foreign subsidiaries. While the Company has repatriated significant earnings in the past, primarily due to certain debt obligations and covenants which no longer exist, similar repatriation of earnings is no longer expected or required. In addition to cash on hand in the United States, the Company has the ability to raise cash through bank loans, debt obligations or by settling loans with its foreign subsidiaries in order to cover the domestic needs. Accordingly, it is the intention of the Company management to indefinitely reinvest all current earnings from foreign operations. In the event the Company were required to repatriate funds outside of the United States, such repatriation would be subject to local laws, customs and tax consequences.

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

Investing Activities

Net cash used in investing activities through the first nine months of 2011 was $114.4 million. The primary drivers were $65.8 million for the purchases of property and equipment, and $39.4 million of cash outflows associated with the divestiture of the joint venture, which related primarily to tax payments, and $10.9 million for the purchases of investments.

In October 2010, the Company completed the acquisition of Ion Torrent for a total purchase price of $683.3 million, comprised of $263.2 million paid in cash, $159.3 million paid in the Company’s common stock, and a fair valued contingent consideration liability of $260.8 million. The remaining $300.0 million milestone has been achieved during the three months ended September 30, 2011 and will be paid in a combination of cash and the Company’s common stock in January 2012. The results of operations from Ion Torrent have been included in the Company’s results from the date of acquisition.

In addition, pursuant to the purchase agreements for certain acquisitions the Company completed, the Company could be required to make additional contingent payments in cash or a combination of cash and equity based on certain technological milestones, patent milestones or the achievement of future gross sales of the acquired companies. When or if the Company is required to make a cash payment related to a contingent consideration, the payment will be allocated to the financing and operating section of the Consolidated Statements of Cash Flows according to the nature of the payment. The Company has sufficient cash on hand, positive cash flow generation and an existing revolving credit facility to fund such contingent payments when or if they become due.

In January 2010, the Company sold its 50% investment stake in the Applied Biosystems/MDS Analytical Technology Instruments joint venture, and the net of tax proceeds from the sale, along with the proceeds from the Senior Note issuance in February 2010 and cash on hand were used to pay off outstanding balance of the term loans.

Financing Activities

Net cash used in financing activities during the first nine months of 2011 was $601.2 million. The primary drivers were $360.9 million for the purchase of treasury stock and $350.4 million for principal payments on long-term obligations, partially offset by proceeds from the exercise of employee stock options and purchase rights of $102.5 million.

Senior Notes

On February 10, 2010, the Company filed a prospectus that allows the Company to issue, in one or more offerings, senior or subordinated debt securities covered by the prospectus by filing a prospectus supplement that contains specific information about the securities and specific terms being offered. In aggregate, the Company has issued a principal amount of $2,300.0 million of fixed unsecured and unsubordinated Senior Notes (the “Notes”) as of September 30, 2011, of which $1,500.0 million were offered in February 2010 and $800.0 million were offered in December 2010.

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

The Credit Agreement

In November 2008, the Company entered into a $2,650.0 million credit agreement (the Credit Agreement) consisting of a revolving credit facility of $250.0 million, a term loan A facility of $1,400.0 million, and a term loan B facility of $1,000.0 million to fund a portion of the cash consideration paid for the merger with Applied Biosystems. During February 2010, the Company used the proceeds from the issuance of the Senior Notes, the net of tax proceeds from the sale of its 50% ownership stake in the Applied Biosystems/MDS Analytical Technologies Instruments joint venture and selected assets and liabilities directly attributable to the joint venture, along with cash on hand to pay off the entire outstanding term loan principal of $1,972.5 million. After the repayment of the term loans, the Credit Agreement was amended and restated to increase the revolving credit facility to $500.0 million with modified terms. The Company has issued $12.4 million in letters of credit through the Revolving Credit Facility, and accordingly, the remaining credit available under that facility is $487.6 million at September 30, 2011. For details on the revolving credit facility as well as the Company’s other lines of credit, refer to Note 5 of the Consolidated Financial Statements, “Lines of Credit”.

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

At September 30, 2011, the Company has classified the carrying value of $443.2 million of the 1 1/2% Convertible Senior Notes (the 2024 Notes) in current liabilities according to the respective indenture, which allows our holders of the 2024 Notes to require the Company to purchase all or a portion of the 2024 Notes at par plus any accrued and unpaid interest on specified dates, the earliest on February 15, 2012. The indenture also permits the Company to redeem, in whole or in part, the 2024 Notes at the Company’s option on or after February 15, 2012. Should the Company be required by the holders to repurchase the 2024 Notes or if the Company chooses to redeem them, the Company anticipates making this payment by using cash generated from operating activities, the existing Revolving Credit Facility, the proceeds from the Senior Notes issuance in December 2010, or a combination of sources.

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

Stock Repurchase Program

In July 2011, the Board of Directors of the Company approved a program (the July 2011 program) authorizing management to repurchase up to $200.0 million of common stock. The cost of repurchased shares will be included in treasury stock and reported as a reduction in total equity when a repurchase occurs. No shares have been repurchased under this program.

In December 2010, the Board of Directors of the Company approved a program (the December 2010 program), authorizing management to repurchase up to $500.0 million of common stock. During the nine months ended September 30, 2011, the Company repurchased 5.7 million shares of its common stock under the December 2010 program at a total cost of approximately $276.6 million. The cost of repurchased shares is included in treasury stock and reported as a reduction in total equity when a repurchase occurs. No shares were repurchased under this program in 2010.

In July 2010, the Board of Directors of the Company approved a program (the July 2010 program) authorizing management to repurchase up to $520.0 million of common stock over the next two years. As of December 31, 2010, the Company completed repurchasing 8.4 million shares at a total cost of $436.6 million which was included in treasury stock and reported as a reduction in total equity. During the nine months ended September 30, 2011, the Company repurchased an additional 1.5 million shares of its common stock at a total cost of $83.4 million, thereby completing the July 2010 program by repurchasing an aggregate of 9.9 million shares at a total cost of $520.0 million, the maximum amount authorized.

The Company has been and anticipates using cash generated from operating activities to fund current and future share repurchases under authorized programs.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements. For further discussion on the Company’s commitments and contingencies, refer to Note 6 of the Consolidated Financial Statements, “Commitments and Contingencies”.

CONTRACTUAL OBLIGATIONS

The Company did not enter into any material contractual obligations during the three months ended September 30, 2011. The Company has no material contractual obligations not fully recorded on our Consolidated Balance Sheets or fully disclosed in the Notes to our Consolidated Financial Statements.

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

We have operations through legal entities in Europe, Asia-Pacific and the Americas. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. As of September 30, 2011, the Company had $431.9 million of accounts receivable and $33.0 million of accounts payable, respectively, denominated in a foreign currency. These accounts receivables and payables are denominated either in the functional currency of the legal entity or in a currency that differs from the functional currency of the legal entity owning the receivable or payable. For receivables and payables denominated in the legal entity’s functional currency, the Company does not have financial statement risk, and therefore does not hedge such transactions. For those receivables and payables denominated in a currency that differs from the functional currency of the legal entity, the Company hedges such transactions to prevent financial statement risk. As a result, a hypothetical movement in foreign currency rates would not be expected to have a material financial statement impact on the settlement of these outstanding receivables and payables.

Both realized and unrealized gains and losses on the value of these receivables and payables were included in other income (expense) in the Consolidated Statements of Operations. Net currency exchange losses recognized on business transactions, net of hedging transactions, were $2.8 million and $6.5 million for the three and nine months ended September 30, 2011, respectively, and are included in other income (expense) in the Consolidated Statements of Operations. These gains and losses arise from the timing of cash collections compared to the hedged transactions, which can vary based on timing of actual customer payments.

The Company’s intercompany foreign currency receivables and payables are primarily concentrated in the euro, British pound sterling, Canadian dollar and Japanese yen. Historically, the Company has used foreign currency forward contracts to mitigate foreign currency risk on these intercompany foreign currency receivables and payables. At September 30, 2011, the Company had a notional principal amount of $809.9 million in foreign currency forward contracts outstanding, predominantly to hedge currency risk on specific intercompany receivables and payables denominated in a currency that differs from the legal entity’s functional currency. These foreign currency forward contracts, as of September 30, 2011, which settle in October 2011 through January 2012, effectively fix the exchange rate at which these specific receivables and payables will be settled, so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying receivables and payables. At September 30, 2011, the Company does not expect there will be a significant impact from unhedged foreign currency intercompany transactions.

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

Cash Flow Hedges

The ultimate United States dollar value of future foreign currency sales generated by our reporting units is subject to fluctuations in foreign currency exchange rates. The Company used foreign currency forward contracts to mitigate foreign currency risk on forecasted foreign currency sales during the nine months ended September 30, 2011 to limit the exposure from changes in currency exchange rates. The change in fair value prior to their maturity was accounted for as cash flow hedges, and recorded in other comprehensive income, net of tax, in the Consolidated Balance Sheets according to ASC Topic 815, Derivatives and Hedging. To the extent any portion of the forward contracts was determined to not be an effective hedge, the increase or decrease in value prior to the maturity was recorded in other income or expense in the Consolidated Statements of Operations. The fair value of foreign currency forward contracts was reported in other current assets or other current liabilities in the Consolidated Balance Sheet while outstanding and as appropriate. The Company reclassed deferred gains or losses reported in accumulated other comprehensive income into revenue when the underlying foreign currency sales occurred and were recognized in consolidated earnings. The Company used an inventory turnover ratio for each international operating unit to align the timing of a hedged item and a hedging instrument to impact the Consolidated Statements of Operations during the same reporting period.

During the nine months ended September 30, 2011, the Company did not recognize any material ineffective portion of its hedging instruments, and no hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring for foreign currency forward contracts. At September 30, 2011, the Company did not have foreign currency forward contracts outstanding to hedge foreign currency revenue risk under ASC Topic 815, Derivatives and Hedging. The Company will continuously monitor the impact of foreign currency risk upon the financial results as part of the Company’s risk management program and at management’s discretion may enter into derivative transactions.

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

Interest Rates

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The fair value of our cash equivalents, marketable securities, short-term investments, and derivatives is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness or our own credit risk. The Company uses credit default swap spread to derive risk-adjusted discount rate to measure the fair value of some of our financial instruments. At September 30, 2011 we had $635.9 million in cash, cash equivalents, restricted cash and short-term investments, all of which approximated the fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of these assets at September 30, 2011 as these assets consist of highly liquid securities with short-term maturities. The Company accounts for the $25.9 million of its long-term investments under the cost method and due to the nature of these investments, mainly non-public and early stage companies, the Company believes calculating a fair value thereon not to be practicable. Thus, changes in market interest rates would not be expected to have an impact on these investments.

As of September 30, 2011, the Company had a carrying value of $2,738.4 million in debt with fixed interest rates, thus, the variability in market interest rates would not be expected to have a material impact on our scheduled interest payments. The Company will continuously assess the most appropriate method of financing the Company’s short and long term operations.

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

Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer) of our

disclosure controls and procedures as required by Rule 13a-15 under the Securities Exchange Act, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of September 30, 2011, the end of the period covered by this report.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	None.

c)	The following table contains information about our purchases of equity securities during the third quarter of 2011:

	(a) Total Number of Shares (or Units) purchased	(b) Average Price Paid per Share	(c) Total Dollar of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 — July 31	—	—	—	$496,992,605
August 1 —August 31	619,628	38.68	23,969,924	473,022,681
September 1 — September 30	1,252,533	39.63	49,635,409	423,387,272

Total	1,872,161	$39.32	$73,605,333	$423,387,272

During December 2010 and July 2011, the Board of Directors of the Company approved programs authorizing management to repurchase up to $500.0 million and $200.0 million, respectively, of common stock.

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

LIFE TECHNOLOGIES CORPORATION

Date: November 3, 2011	By:	/s/ David F. Hoffmeister
David F. Hoffmeister Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Seventh Amended and Restated Bylaws of Life Technologies Corporation (1)

10.79	Confidential Separation Agreement and General Release of All Claims, dated October 24, 2011, between the Company and Bernd Brust (3)(*)

10.80	Consulting Agreement, dated October 24, 2011, between the Company and Bernd Brust (3) (*)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

101. INS XBRL Instance Document (2)

101. SCH XBRL Taxonomy Extension Schema (2)

101. CAL XBRL Taxonomy Extension Calculation Linkbase (2)

101. DEF XBRL Taxonomy Extension Definition Linkbase (2)

101. LAB XBRL Taxonomy Extension Labels Linkbase (2)

101. PRE XBRL Taxonomy Extension Presentation Linkbase (2)

(1)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on April 28, 2011 (File No. 000-25317).
(2)	Furnished, not filed
(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on October 26, 2011 (File No. 000-25317).
(*)	Management contract or compensatory plan or arrangement.