Form 10-K
period 2011-12-31
Life Technologies Corp
filed 2012-02-29
CIK 1073431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  [   ] No    [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011 was $9,357,531,619.

The number of outstanding shares of the registrant’s common stock as of February 28, 2012 was 178,267,389.

2011 Annual Report to Stockholders

INCORPORATION BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with the registrant’s 2012 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this annual report on Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2011.

LIFE TECHNOLOGIES CORPORATION

Annual Report on Form 10-K

for the Fiscal Year Ended December 31, 2011

FORWARD-LOOKING STATEMENTS

Any statements in this Annual Report on Form 10-K about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect(s),” “estimate(s),” “project(s),” “positioned,” “strategy,” “outlook” and similar expressions. Additionally, statements concerning future matters, such as the development of new products, enhancements of technologies, sales levels and operating results and other statements regarding matters that are not historical facts are forward-looking statements. Accordingly, all such forward-looking statements involve estimates, assumptions and relate to uncertainties that could cause our actual results to differ materially from the results expressed or implied by these forward-looking statements. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Annual Report on Form 10-K. Among the key factors that could cause our actual results to differ materially from those projected in our forward-looking statements, include our ability to:

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

•

the additional risks and other factors described under the caption “Risk Factors” under Item 1A of this Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission.

Because the factors referred to above could cause our actual results or outcomes to differ materially from those expressed or implied in any forward-looking statements made by us, you should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date of this Annual Report on Form 10-K, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after such date.

In this Annual Report on Form 10-K, unless the context requires otherwise, “Life Technologies,” “Life Technologies Corporation,” “Company,” “we,” “our,” and “us” means Life Technologies Corporation and its subsidiaries.

PART I

ITEM 1. Business

General Development of Our Business

Life Technologies Corporation is a global life sciences company dedicated to improving the human condition. Our systems, consumables and services enable scientific researchers and commercial markets to accelerate scientific exploration, leading to discoveries and developments that improve the quality of life. Our products are also used in forensics, food and water safety, animal health testing and other industrial applications.

The Company delivers a broad range of products and services, including systems, instruments, reagents, software, and custom services. Our growing portfolio of products includes innovative technologies for capillary electrophoresis-based sequencing, next generation sequencing, PCR, sample preparation, cell culture, RNA interference analysis, functional genomics research, proteomics and cell biology applications, as well as clinical diagnostic applications, forensics and animal, food, pharmaceutical and water testing analysis. We also provide our customers convenient and value-added purchasing options through thousands of sales and service professionals, e-commerce capabilities and onsite supply center solutions.

The Company began operations as a California partnership in 1987 and incorporated in California in 1989. In 1997, the Company reincorporated as a Delaware corporation. On November 21, 2008, Invitrogen Corporation (also referred to as “Invitrogen”), a predecessor company to Life Technologies, completed the acquisition of Applied Biosystems, Inc. (also referred to as “AB” or “Applied Biosystems”) to form a new company called “Life Technologies Corporation.” Life Technologies has a workforce of approximately 10,400 people, has a presence in more than 160 countries, and possesses a rapidly growing intellectual property estate. Currently, the Company owns and/or has exclusive license to over 4,000 patents. The corporate headquarters are in Carlsbad, California.

The Company has recently taken part in a noteworthy transaction that is helping to shape its future. In October 2010, the Company acquired Ion Torrent Systems Incorporated (Ion Torrenttm), a business that has transformed DNA sequencing through the use of semiconductor technology, resulting in a sequencing system that is simpler, faster, less expensive and more scalable than other sequencing technologies.

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

Financial Information About Our Segments and Geographic Areas

The Company determined, in accordance with The Financial Accounting Standards Board (FASB) Accounting Standards Codification, or ASC Topic 280, Segment Reporting, to operate as one operating segment. The Company believes our chief operating decision maker (CODM) makes decisions based on the Company as a whole. In addition to the CODM making decisions for the Company as a whole, the divisions within the Company share similar customers and types of products and services which derive revenues and have consistent product margins. Accordingly, the Company operates and reports as one reporting segment. The Company will disclose the revenues for each of its divisions in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to allow the reader of the financial statements the ability to gain some transparency into the operations of the Company.

Financial information about our revenues from foreign countries and assets located in those countries is also included in the Note 3 of the Consolidated Financial Statements, “Geographic Information”.

Description of Our Business

Company Overview

We are a global life sciences company dedicated to helping our customers make scientific discoveries and applying those discoveries to ultimately improve the quality of life. Our systems, reagents, and services enable scientific researchers to accelerate scientific exploration, driving life-enhancing discoveries and developments. Life Technologies’ customers do their work across the biological spectrum, advancing genomic medicine, regenerative science, molecular diagnostics, agricultural and environmental research and 21st century forensics. The Company has a workforce of approximately 10,400 people, has a presence in more than 160 countries, and possesses a rapidly growing intellectual property estate of over 4,000 patents and exclusive licenses around the world.

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

Customer Base

The Company divides its principal customer base into three primary categories:

•

Life Sciences. Our life sciences research customers consist of laboratories generally associated with universities, medical research centers, government institutions (such as the United States National Institutes of Health, or the NIH), and other research institutions as well as biotechnology, pharmaceutical and chemical companies. Researchers at these institutions use our products and services in a broad spectrum of scientific activities, such as searching for drugs or other techniques to combat a wide variety of diseases (namely cancer and viral and bacterial diseases); researching diagnostics for disease identification or for improving the efficacy of drugs to targeted patient groups; and assisting in vaccine design. Our products and services provide the research tools needed for genomics studies, proteomics studies, gene splicing, cellular analysis, and other key research applications that are required by these life science researchers.

•

Applied Sciences. Our applied sciences customers consist of businesses in a diverse range of industries. The current focus of our products within these industries is in the areas of: forensic analysis, which is used to identify individuals based on their DNA; quality and safety testing, such as testing required to measure food, beverage, or environmental quality and pharmaceutical manufacturing quality and safety; animal health testing, which enables the detection of pathogens in livestock; agricultural production, such as tools to support food processing and the commercial production of genetically-engineered products; synthetic biology, which enables our customers to explore ways to effectively harness the power of biology to replicate its systems and create biofuels; and biopharmaceutical manufacturing, such as the commercial production of rare or difficult to obtain substances, including proteins, interferons, interleukins, t-PA and monoclonal antibodies.

•

Medical Sciences. Our medical sciences customers consist of clinical labs and medical institutions that use our commercial technology for clinical and diagnostic purposes, and medical researchers that use our research technology to explore ways to advance medicine and deliver on the promise of personalized medicine. The current focus of our products is in the area of human diagnostics to better understand disease determination and targeted therapy selection, including use of our next generation sequencing technologies to better understand the nature of disease by unlocking the secrets of DNA; cell therapy; regenerative medicine; and tissue engineering.

While the Company does not believe that any single customer or small group of customers is material to our business as a whole or to our product segments, approximately 18% of our customers in our target markets in the United States are from university and research institutions which management believes are, to some degree, directly or indirectly supported by the United States government.

Our Products

As of December 31, 2011, the Company operated its business under three divisions: Molecular Biology Systems, (also referred to as “MBS”); Cell Systems, (also referred to as “CS”); and Genetic Systems, (also referred to as “GS”).

The MBS division includes the molecular biology-based technologies, including basic and real-time PCR, RNAi, DNA synthesis, sample prep, transfection, cloning and protein expression profiling, protein analysis and thermo-cycler instrumentation. The CS division includes all product lines used in the study of cell function, including cell culture media and sera, stem cells and related tools, cellular imaging products, antibodies, drug discovery services and cell therapy related products. The GS division includes capillary electrophoresis systems and reagents and next generation sequencing systems and reagents, including the SOLiDTM and Ion TorrentTM systems, as well as reagent kits developed specifically for applied markets, such as forensics and food safety, animal health and pharmaceutical quality monitoring.

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

Research and Development

The Company has a strong history of refining technology to create novel products for biosciences research through the combination of expertise in biology, chemistry, and engineering. The Company continues to generate innovative products across a broader continuum of discovery, development, and validation for the life sciences enterprise. In 2011, the Company launched nearly 240 products, representing approximately 800 new skus in fields ranging from genomic analysis to cell biology to human identification and diagnostics. The Company invested $377.9 million, $375.5 million and $337.1 million in research and development for the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011, the Company had approximately 1,200 employees engaged in research and development activities in the United States, Japan, Israel, Singapore, India, Germany, and Norway. The Company also continues to maintain a comprehensive network of collaborators and scientific advisors across the globe. Our research and development activities are focused in segments where we are a leader, and in emerging growth areas in which we can utilize our expertise in instrumentation, reagent and consumable solutions to develop new market opportunities.

Sales and Marketing

Our sales and marketing strategy supports our objective of building equity in Life Technologies as the brand that manufactures and delivers user-centered, innovative, premium products and services. Through our sub-brands, including Gibco, Ambion, Molecular Probes, Applied Biosystems, Invitrogen, Novex, Ion TorrentTM, and others, we provide premiere offerings to life science researchers and professionals applying biology in their work, such as forensics and molecular diagnostics. We have well established go-to-market channels including an expansive commercial organization of approximately 3,100 employees and a presence in more than 160 countries, with a highly educated and specialized sales force; over 1,000 supply centers worldwide based in our customers’ laboratories to provide convenient access to our products; and world class e-commerce websites that deliver the easiest online experience to find, decide, and buy our products.

We are committed to being a partner of choice for our customers, which requires us to employ scientific personnel for our sales and service roles. The Company has two types of direct sales personnel: generalists and technical sales specialists. Generalists typically are responsible for total customer account management. They work closely with the technical specialists, who have an extensive background in biology or other scientific fields of study and focus on specific product offerings. Having a thorough understanding of biological techniques and the research process allows our sales representatives to act as advisors to our customers. Our technical sales representatives also help us identify market needs and new technologies that we can license and develop into new products. If our customers have questions about their products, orders or other support areas, they have full access by phone or online, to our highly trained technical and customer service professionals. We offer a full range of eProcurement solutions, allowing our customers electronic access to their accounts and ordering modules whenever they need it.

Technology Licensing

Some of our existing products are manufactured or sold under the terms of license agreements that require us to pay royalties to the licensor based on the sales of products containing the licensed materials or technology. These licenses also typically impose obligations on us to market the licensed technology. Although the Company emphasizes our own research and development, we believe our ability to in-license new technology from third-parties is, and will continue to be, critical to our ability to offer competitive new products. Our ability to obtain these in-licenses depends in part on our ability to convince inventors that the Company will be successful in bringing new products incorporating their technology to market. Several significant licenses or exclusivity rights expire at various times during the next 17 years. There are certain risks associated with relying on third-party licensed technologies, including our ability to identify attractive technologies, license them on acceptable terms, meet our obligations under the licenses, renew those licenses should they expire before the Company retires the related product and the risk that the third-party may lose patent protection. These risks are more fully described under the heading “Risks Related to the Development and Manufacturing of our Products” and “Risks Related to Our Intellectual Property” below.

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

Suppliers

Our manufacturing operations require a wide variety of raw materials, electronic and mechanical components, chemical and biochemical materials, and other supplies. The Company buys materials for our products from many suppliers and the Company has Original Equipment Manufacturer (OEM) arrangements with many third-parties for the manufacturing of various products sold under our platform brand. While there are some raw materials that the Company obtains from a single supplier, we are not dependent on any one supplier or group of suppliers for our business as a whole. Raw materials are generally available from a number of suppliers. Even so, due to factors out of our control, some supplies may occasionally be difficult to obtain. Any interruption in the availability of our manufacturing supplies could force us to suspend manufacturing of an affected product and therefore harm our operations. See also the risk factor regarding “Adverse conditions in the global economy and disruption of financial markets” below for further analysis.

Government Regulation

Certain of our products and services, including some products that are intended for in vitro diagnostics, as well as the manufacturing process of these products, are subject to regulation under various portions of the United States Federal Food, Drug and Cosmetic Act (FDCA) and the laws of other countries. In addition, a number of our manufacturing facilities are subject to periodic inspection by the United States Food and Drug Administration (FDA), other product-oriented federal agencies and various state and local authorities in the United States as well as foreign governmental authorities. Additionally, some of our products must be manufactured in accordance with the requirements of the FDA’s Quality System Regulation, other federal, state and local regulations and other applicable quality standards such as ISO 9001 or ISO 13485. Portions of our business are subject to FDCA requirements including those relating to testing, safety, efficacy, premarket applications, marketing and labeling. Procedures are in place to comply with such requirements.

Materials used in development and testing activities at certain of our facilities are also subject to the Controlled Substances Act, administered by the Drug Enforcement Agency (or DEA). Procedures for control, use and inventory of these materials are in place at our Durham, North Carolina and Madison, Wisconsin facilities.

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

Workforce

As of December 31, 2011, we had a workforce of approximately 10,400 people, approximately 4,350 of whom worked outside the United States. These numbers include part-time employees and independent contractors. Our success will depend in large part upon our ability to attract and retain employees. The Company faces competition in this regard from other companies, research and academic institutions, government entities and other organizations. None of our domestic employees are subject to collective bargaining agreements. The Company generally considers relations with our employees to be good.

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

Gregory T. Lucier (age 47) serves as Chairman of the Board at Life Technologies, a global biotechnology company with 75,000 customers in more than 160 countries. Ranked 9th out of the 50 most innovative companies in the world and No. 1 in life sciences by Fast Company magazine, Life Technologies has a heritage of providing more than 50,000 leading products and services that enable breakthrough discoveries across the entire biological research spectrum. Mr. Lucier creates a culture of relentless speed and innovation and leverages his broad experience in healthcare to position the company to usher in new era of personalized medicine. This initiative is expected to be facilitated through future deployment of the Ion Proton Sequencer, a technology that is designed to sequence a human genome in one day for $1,000. The rapid development of this technology, coupled with the company’s more than 4,000 patents and exclusive licenses, underscore the growing significance life science, research and biology will play in shaping the future of our health, agriculture and energy. Mr. Lucier serves on the Board of Directors at Synthetic Genomics, Inc. and CareFusion Corporation, where he is also the Chairman of the Human Resources and Compensation Committee. He is the former Chairman of the Board of Trustees of the Sanford Burnham Medical Research Institute. He received his B.S. in Engineering from Pennsylvania State University and an M.B.A. from Harvard Business School.

John A. Cottingham (age 57) serves as Chief Legal Officer and Secretary of Life Technologies. From May 2004 to November 2008, Mr. Cottingham served as Senior Vice President, General Counsel and Secretary of Life Technologies’ predecessor entity, Invitrogen Corporation. Mr. Cottingham served as Vice President, General Counsel of Invitrogen Corporation from September 2000 to May 2004. Prior to the merger of the former Life Technologies, Inc., or “LTI”, with Invitrogen Corporation in September 2000, Mr. Cottingham was the General Counsel and Assistant Secretary of LTI from January 1996 to September 2000. From May 1988 to December 1995, Mr. Cottingham served as an international corporate attorney with the Washington, D.C. office of Fulbright and Jaworski L.L.P. Mr. Cottingham received his B.S. in Political Science from Furman University, his J.D. from the University of South Carolina, his L.L.M. in Securities Regulation from Georgetown University and his M.S.E.L. from the University of San Diego.

David F. Hoffmeister (age 57) serves as Chief Financial Officer of Life Technologies. From October 2004 to November 2008, Mr. Hoffmeister served as Chief Financial Officer and Senior Vice President of Life Technologies’ predecessor entity, Invitrogen Corporation. Prior to joining Invitrogen Corporation, Mr. Hoffmeister held various positions over the course of twenty (20) years with McKinsey & Company, most recently as a senior partner serving clients in the healthcare, private equity and specialty chemicals industries. Prior to joining McKinsey & Company, Mr. Hoffmeister held financial positions at GTE and W.R.Grace. Mr. Hoffmeister is a member of the board of Celanese Corporation. Mr. Hoffmeister received his B.S. in Business from the University of Minnesota and an M.B.A. from the University of Chicago.

Peter M. Leddy, Ph.D. (age 48) serves as Senior Vice President of Global Human Resources and Internal Communications of Life Technologies. From July 2005 to November 2008, Dr. Leddy served as Senior Vice President of Global Human Resources of Life Technologies’ predecessor entity, Invitrogen Corporation. Prior to joining Invitrogen Corporation, Dr. Leddy held several senior management positions with Dell Incorporated from 2000 to 2005 and was, most recently, Vice President of Human Resources for the Americas Operations. Prior to joining Dell Incorporated, Dr. Leddy served as the Executive Vice President of Human Resources at Promus Hotel Corporation (Doubletree, Embassy Suites). Dr. Leddy also served in a variety of executive and human resource positions at PepsiCo. Dr. Leddy received his B.A. in Psychology from Creighton University and his M.S. and Ph.D. in Industrial/Organizational Psychology from the Illinois Institute of Technology. Dr. Leddy serves on the Board of Directors at NuVasive, Inc. (where he serves on the Compensation Committee), is a member of the California State University Professional Science Master’s Executive Board of Directors, and is a former board member of the Biotechnology Institute.

Kelli A. Richard (age 43) serves as Vice President of Finance and Chief Accounting Officer of Life Technologies. Ms. Richard served as Vice President of Finance and Chief Accounting Officer of Life Technologies’ predecessor entity, Invitrogen Corporation. Ms. Richard joined Invitrogen Corporation in August 2005 with more than fourteen (14) years of accounting and financial reporting experience, previously serving as Vice President of Accounting and Reporting. Prior to joining Invitrogen Corporation, Ms. Richard held the position of Principal Accounting Officer at Gateway, Inc. Ms. Richard is a certified public accountant with a Bachelor of Business Administration degree from the University of Iowa.

Mark P. Stevenson (age 49) serves as President and Chief Operating Officer of Life Technologies. From December 2007 to November 2008, Mr. Stevenson served as President and Chief Operating Officer of Life Technologies’ predecessor entity, Applied Biosystems. Mr. Stevenson joined Applied Biosystems in Europe in 1998, and held roles of increasing responsibility in Europe and Japan. Mr. Stevenson moved to the U.S. in 2004 to establish the Applied Markets Division of Applied Biosystems and, in 2006, was named President of the Molecular and Cellular Biology Division of Applied Biosystems. Mr. Stevenson has more than twenty (20) years of sales, marketing, and international executive management experience and received his B.S. in Chemistry from the University of Reading, UK, and an M.B.A. from Henley Management School, UK. Mr. Stevenson serves on the Board of Trustees of the Keck Graduate Institute and is an Executive Committee Board Member of BIOCOM, a life science association representing approximately 550 member companies in Southern California.

Available Information

We post on our public website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). These materials can be found in the “Investor Relations” section of our website. Copies of any of these documents may be obtained free of charge through our website, www.lifetechnologies.com, or by contacting our Investor Relations Department at 5791 Van Allen Way, Carlsbad, California 92008 , or by calling 1-760-603-7208.

You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains our reports, proxy and information statements, and other information at www.sec.gov.

We have included the certifications of our Chief Executive Officer and Chief Financial Officer required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002 and related rules, relating to the quality of our public disclosure, as exhibits to this Annual Report on Form 10-K.

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

These facts require us to make appropriate investments in the development and identification of new technologies and products and services. As a result, we are continually looking to develop, license and acquire new technologies and products and services to further broaden and deepen our already broad product and service line. Once we have developed or obtained a new technology, to the extent that we fail to introduce new and innovative products and services that are accepted by our markets, we may not obtain an adequate return on our research and development, licensing and acquisition investments and could lose revenue opportunities to our competitors, which would be difficult to regain and could seriously damage our business. Some of the factors affecting customer acceptance of our products and services include:

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

The Company’s future growth depends in part on our ability to acquire new products, services, and technologies through additional acquisitions, which may absorb significant resources and may not be successful

As part of the Company’s strategy to develop and identify new products, services, and technologies, we have made, and continue to make, acquisitions and investments. Acquiring and integrating the operations of such businesses requires significant efforts, the initial outlay of capital and resources as well as the coordination of information technologies, research and development, sales and marketing, operations, manufacturing and finance. These efforts result in additional expenses and divert management’s time from other projects. Our failure to manage successfully the growth of the acquired company could also have an adverse impact on our business. In addition, there is no guarantee that some of the businesses we acquire will become profitable or remain so. If our acquisitions do not reach our initial expectations, we may record unexpected impairment charges. Our acquisitions involve a number of risks and financial, managerial and operational challenges, including the following, any of which could cause significant operating inefficiencies and adversely affect our growth and profitability:

•	any acquired business, technology, service or product could under-perform relative to our expectations and the price that the Company paid for it;

•	the Company could experience difficulty in integrating personnel, operations and financial and other systems;

•	the Company could have difficulty in retaining key managers and other employees of the acquired company;

•	acquisition-related earnings charges could adversely impact operating results;

•	acquisitions could place unanticipated demands on the Company’s management, operational resources and financial and internal control systems;

•	the Company may be unable to achieve cost savings anticipated in connection with the integration of an acquired business;

•

in an acquisition, the Company may assume contingent liabilities that prove greater than anticipated, or deficiencies in internal controls, and the realization of any of these liabilities or deficiencies may increase our expenses and adversely affect the Company’s financial position; and

•

the Company may have disagreements or disputes with the prior owners of an acquired business, technology, service or product that may result in litigation and/or resolution expenses and a distraction of our management’s attention.

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

The markets for some of our products are also subject to specific competitive risks. These markets are highly price competitive. Our competitors have competed in the past by lowering prices on certain products. If they do so again, we may be forced to respond by lowering our prices and thereby reducing our revenues and profits. Failure to anticipate and respond to price competition may hurt our competitive position.

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

We may need additional financing in the future to meet our capital needs or to make opportunistic acquisitions and such financing may not be available on favorable terms, if at all, and may be dilutive to existing stockholders

We intend to continue to invest in our business, including investing in research and development activities, expanding our sales and marketing activities, and continuing to make acquisitions. Our ability to take these and other actions may be limited by our available liquidity. As a consequence, in the future, we may need to seek additional financing. We may be unable to obtain any desired additional financing on terms favorable to us, if at all. If we are unable to obtain any needed adequate funds for such matters on acceptable terms, we may be unable to fund our expansion, successfully develop or enhance products or respond to competitive pressures, any of which could negatively affect our business. If we raise additional funds through the issuance of equity securities, our stockholders will experience dilution of their ownership interest. If we raise additional funds by issuing debt, we may be subject to limitations on our operations due to restrictive covenants.

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

The timing and amount of revenues from customers that rely on government funding of research may vary significantly due to factors that can be difficult to forecast. Research funding for life science research has increased more slowly during the past several years compared to the previous years and has declined in some countries, including a slight decrease in 2011 in United States government funding for the NIH. Some grants have been frozen for extended periods of time or otherwise become unavailable to various institutions, sometimes without advance notice. Government funding of research and development is subject to the political process, which is inherently fluid and unpredictable. Other programs, such as homeland security or defense, or general efforts to reduce the federal budget deficit could be viewed by the United States government as a higher priority. These budgetary pressures may result in reduced allocations to government agencies that fund research and development activities. Past proposals to reduce budget deficits, for instance, have included reduced NIH and other research and development allocations. In addition, the majority of funding from the American Recovery and Reinvestment Act of 2009 for research project grants will be coming to a close in 2012. Any shift away from the funding of life sciences research and development or delays surrounding the approval of government budget proposals may cause our customers to delay or forego purchases of our products, which could seriously damage our business.

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

Risks Related to the Development and Manufacturing of Our Products

Our business depends on our ability to license new technologies from and to third parties

We believe our ability to in-license new technologies from third-parties is, and will continue to be, critical to our ability to offer new products to our customers. A significant portion of our current revenue is from products manufactured or sold under licenses from third parties. Our ability to gain access to technologies that we need for new products and services depends — in part — on our ability to convince inventors and their agents or assignees that we can successfully commercialize their inventions. We cannot guarantee that we will be able to continue to identify new technologies of interest to our customers, which are developed by others. Even if we are able to identify new technologies of interest, we may not be able to negotiate a license on acceptable terms, or at all.

In addition, several of our in-licenses, have finite terms and we may not be able to renew these existing in-licenses on favorable terms, or at all. If we lose the rights to a biological material or a patented technology, we may need to stop selling these products and/or services and possibly other products and services, redesign our products, and/or lose a competitive advantage. While some of our in-licenses are exclusive to us in certain markets, potential competitors could also in-license technologies that we fail to in-license exclusively and potentially erode our competitive position for these and other products and services. Our in-licenses also typically subject us to various economic and commercialization obligations. If we fail to comply with these obligations, we could lose important rights under an in-license, such as exclusivity. In some cases, we could lose all rights under an in-license. For example, the licensor could lose patent protection for a number of reasons, including invalidity of the licensed patent, or a third party could obtain a patent that curtails our freedom to operate under one or more licenses. Changes in patent law could affect the value of the licensed technology. We may also receive third-party claims of intellectual property infringement for which we may not be indemnified by the licensor. Loss of such rights could, in some cases, harm our business.

In the ordinary course of our business, we may determine to out-license technology we have developed or acquired to a third-party licensee. We cannot assure you that we will be successful in identifying appropriate third-party licensees, or that we will be successful in negotiating acceptable commercial license terms. In addition, any third-party licensee may not be successful in developing and commercializing the licensed technology, or may default on the payment or other commercial terms of the license. As a result, we may not recognize the benefits of any out-licensed arrangements, which could harm our ability to expand our business.

The Company must be able to manufacture new and improved products to meet customer demand on a timely and cost-effective basis

The Company must be able to resolve in a timely manner manufacturing issues that may arise from time to time as it commences production of its complex products. Unanticipated difficulties or delays in manufacturing of new and improved products in sufficient quantities to meet customer demand could diminish future demand for such products and harm the Company’s business.

The Company relies on other companies to manufacture some of its products and supply certain components of the products it manufactures on its own which may hinder its ability to satisfy customer demand

Although the Company has contracts with most of its manufacturers and suppliers, their operations could be disrupted. These disruptions could be caused by conditions unrelated to our business or operations, including a global economic downturn. Although we have our own manufacturing facilities, it could take considerable time and resources for us replace the capacity of such vendors. Accordingly, if these other manufacturers or suppliers are unable or fail to fulfill their obligations to us, we might not be able to satisfy customer demand in a timely manner, and our business could be harmed.

Violation of government regulations or quality programs could harm demand for our products or services

Some of our products and tests are regulated by the Food & Drug Administration (FDA) and comparable agencies in other countries. As applicable, we must comply with medical device and other FDA-related and comparable agency laws and regulations. Failure to comply with these laws and regulations can lead to sanctions by these agencies, including warning letters, product recalls, product seizures, consent decrees and civil and criminal sanctions. In addition, failure to comply with laws and regulations, could lead to disqualification of test data submitted in product applications. If the FDA were to take such actions, the FDA’s sanctions would be available to the public. Such publicity could harm our ability to sell these regulated products globally. In addition, we may not be able to obtain regulatory clearance or approval for our products in the United States and/or may incur significant costs in obtaining or maintaining such regulatory clearances or approvals in the United States. Additionally, any changes in FDA laws, regulations, and interpretations could adversely affect us and our customers, have an adverse impact on revenues, and result in government sanctions.

Medical device laws and regulations are also in effect in many countries, ranging from comprehensive device approval requirements to requests for product data or certifications. The number and scope of these requirements is increasing. We may not be able to obtain regulatory approvals in such countries and/or may incur significant costs in obtaining or maintaining our foreign regulatory approvals. In addition, our exports of certain of our products which have not yet been cleared or approved for United States commercial distribution may be subject to FDA, other export restrictions abroad, as well as import regulations in many countries.

Additionally, some of our customers use our products in the manufacturing or testing processes for their drug and medical device products, and such end-products or services may be regulated by the FDA under pharmaceutical Good Manufacturing Practice (GMP) for drugs and Quality System Regulations (QSR) for medical devices or by the Centers for Medicare and Medicaid Services (CMS) under the Clinical Laboratory Improvement Amendments (CLIA) regulations. The customer is ultimately responsible for QSR, CLIA and other compliance requirements for their products; however, we may agree to comply with certain requirements, and, if we fail to do so, we could lose sales and customers and be exposed to product liability claims.

Our facilities in Benecia, California; Brown Deer, Wisconsin; Frederick, Maryland; Grand Island, New York; Australia; Inchinnan, Scotland; New Zealand; Oslo, Norway; and Singapore manufacture certain products under FDA QSR at 21 CFR Part 820. ISO 13485 and ISO 9001 are internationally-recognized, voluntary quality management system standards that may be used in the design, development, production, and installation and servicing of medical devices similar to the QSR. Our facilities in Austin, Texas; Benicia and Pleasanton, California; Brown Deer, Wisconsin; Framingham, Massachusetts; Frederick, Maryland; Grand Island, New York; Inchinnan, Scotland; Oslo, Norway; Singapore; and Warrington, United Kingdom are each certified for compliance with ISO 13485. Our facilities in Carlsbad and Foster City, California; Eugene, Oregon; Grand Island; New York; Madison, Wisconsin; Australia; Beijing, China; Burlington, Canada; Lohne, Germany; New Zealand; Israel; and Oslo, Norway are each certified for compliance with ISO 9001. Our facility in Austin, Texas has a USDA License. Failure to comply with ISO standards can lead to observations of non-compliance or even suspension of ISO certification or CE mark certificates by the registrar. If we were to lose ISO certification or CE mark certificates, some customers might purchase products from other suppliers as a result.

If the Company violates a government-mandated or voluntary quality program, we may incur additional expense to come back into compliance with the government mandated or voluntary standards. That expense may be material and we may not have anticipated that expense in our financial forecasts. Our financial results could suffer as a result of such increased expenses.

The regulatory clearance or approval process is expensive, time consuming and uncertain, and the failure to obtain and maintain required clearances or approvals could prevent us from commercializing our future products

Our diagnostic products are subject to 510(k) clearance or pre-market approval by the FDA prior to their marketing for commercial use in the United States, and to any approvals required by foreign governmental entities prior to their marketing outside the United States. In addition, any changes or modifications to a device that has received regulatory clearance or approval that could significantly affect its safety or effectiveness, or would constitute a major change in its intended use, may require the submission of a new application for 510(k) clearance, pre-market approval or foreign regulatory approvals.

The 510(k) clearance and pre-market approval processes, as well as the process of obtaining foreign approvals, can be expensive, time consuming and uncertain. It generally takes from four to twelve months from submission to obtain 510(k) clearance, and from one to three years from submission to obtain pre-market approval; however, it may take longer, and 510(k) clearance or pre-market approval may never be obtained. Delays in receipt of, or failure to obtain, clearances or approvals for future products, including tests that are currently in design or development, would result in delayed, or no, realization of revenues from such products and in substantial additional costs which could decrease our profitability.

In addition, we are required to continue to comply with applicable FDA and other regulatory requirements once we have obtained clearance or approval for a product. There can be no assurance that we will obtain or maintain any required clearance or approval on a timely basis, or at all. Any failure to obtain or any material delay in obtaining FDA clearance or any failure to maintain compliance with FDA regulatory requirements could harm our business, financial condition and results of operations.

Regulatory or legislative healthcare reforms may make it more difficult and costly for us to obtain regulatory clearance or approval of our products and to produce, market and distribute our products after clearance or approval is obtained

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory clearance or approval, manufacture and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of our products. Delays in receipt of or failure to receive regulatory clearances or approvals for our new products would harm our business, financial condition and results of operations.

In addition, political, economic and regulatory influences are subjecting the life sciences industry to significant changes. We cannot predict with certainty which initiatives affecting the life sciences industry, if any, will be implemented at the state or federal level, or what affect any future legislation, regulation or governmental policy may have on the Company or our customers’ purchasing decisions regarding our products and services. However, the implementation of new legislation, regulation and policies may adversely affect our business.

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

We have substantial indebtedness, which could adversely affect our cash flows, business and financial condition

As of December 31, 2011, the carrying value of our outstanding indebtedness was approximately $2,748.5 million. As of December 31, 2011, we also had availability of $487.3 million (net of standby letters of credit of $12.7 million) under our revolving credit facility.

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

The Company could incur more indebtedness, which may increase the risks associated with our substantial leverage, including our ability to service our indebtedness

The indentures governing our senior unsecured notes and our credit facility permit us, under some circumstances, to incur certain amounts of additional indebtedness. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase. This, in turn, could negatively affect the market price of our common stock.

Our federal, state and local income tax returns may, from time to time, be selected for audit by the taxing authorities or affected by a change in interpretation of legislation, either of which may result in tax assessments, penalties, or other results

The Company is subject to federal, state and local taxes in the United States and abroad. Significant judgment is required in determining the provision for taxes. Although the Company believes its tax estimates are reasonable, if the IRS or other taxing authority disagrees with the positions taken by the Company on its tax returns, the Company could incur additional tax liabilities, plus related interest and penalties. If potential assessments differ significantly from previously recorded reserves, payment of such additional amounts upon final adjudication of any disputes could have a material impact on our results of operations and financial position.

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

The Company’s computer and communications hardware is protected through physical and software safeguards. However, it is still vulnerable to fire, storm, flood, power loss, earthquakes, telecommunications failures, physical or software break-ins, software viruses, and similar events. These events could lead to the unauthorized access, disclosure and use of non-public information, including credit card data. The techniques used by criminal elements to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. If our computer systems are compromised, we could be subject to fines, damages, litigation and enforcement actions, and users could curtail or cease using our applications, the occurrence of which could harm our business.

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

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses

The Company’s worldwide operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our revenue and financial condition and increase our costs and expenses. Our corporate headquarters, and a portion of our principal research and development, manufacturing and administrative facilities, are located in California, and other critical business operations and some of our suppliers are located in California, Japan, Singapore and other parts of Asia, near major earthquake faults and fire zones. The ultimate impact of being located near major earthquake faults, fire zones and being consolidated in certain geographical areas on us, our significant suppliers and our general infrastructure is unknown, but our revenue, profitability and financial condition could suffer in the event of a major earthquake, fire or other natural disaster.

Risks Related to Our International Operations

International unrest or foreign currency fluctuations could cause volatility in our international sales and our financial results

The Company’s products are currently marketed in approximately 160 countries throughout the world. Our international revenues, which include revenues from our foreign subsidiaries and export sales from the United

States, represented 62% of our product revenues in 2011, 60% of our product revenues in 2010 and 61% of our product revenues in 2009. We expect that international revenues will continue to account for a significant percentage of our revenues for the foreseeable future. There are a number of risks arising from our international business, including those related to:

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

A significant portion of the Company’s revenues are received in currencies other than the United States dollar, which is our reporting currency. Most of our costs, however, are incurred in United States dollars. While we have at times attempted to hedge our net cash flows in currencies other than the United States dollar, our hedging program relies in part on forecasts of these cash flows. As a result, we cannot guarantee this program will adequately protect our cash flows from the full risks and effects of exchange rate fluctuations. We also continually evaluate the costs and benefits of our hedging program and cannot guarantee that we will continue to conduct hedging activities. At the current time, we are not hedging net cash flow exposures on foreign currency revenue. As a result, fluctuations in exchange rates for the currencies in which we do business have caused, and will continue to cause, fluctuations in the United States dollar value of our financial results. We cannot predict the effects of currency exchange rate fluctuations upon our future financial results because of the number of currencies involved, the variability of currency exposures and the volatility of currency exchange rates.

Risks Related to Our Intellectual Property

The Company may not be able to effectively and efficiently protect and enforce our proprietary technology

The Company’s success depends to a significant degree upon our ability to develop proprietary products and technologies. When we develop such technologies, we routinely seek patent protection in the United States and abroad. However, the intellectual property rights of biotechnology companies, including us, involve complex factual, scientific, and legal questions. We cannot assure that patents will be granted on any of our patent applications or that the scope of any of our issued patents will be sufficiently broad to offer meaningful protection. Even if we receive a patent that we believe is valid for a particular technology, we may not be able to realize the expected value to us from that technology due to several factors, including, without limitation, the following:

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

The Company is currently, and could in the future be, subject to lawsuits, arbitrations, investigations, and other legal actions with private parties and governmental entities, particularly involving claims for infringement of patents and other intellectual property rights, and we may need to obtain licenses to intellectual property from others

Our products are based on complex, rapidly developing technologies. These products could be developed without knowledge of previously filed patent applications that mature into patents that cover some aspect of these technologies. In addition, we may seek to protect and commercialize a technology even though we are aware that patents have been applied for and, in some cases, issued to others claiming technologies that are closely related to ours. Because patent litigation is complex and the outcome inherently uncertain, our belief that our products do not infringe on valid and enforceable patents owned by others could be successfully challenged. We have from time to time been notified that we may be infringing on the patents and other intellectual property rights of others. In addition, in the course of our business, we may from time to time have access to confidential or proprietary information of others, and they could bring a claim against us asserting that we had misappropriated their technologies, which, though not patented, are protected as trade secrets, and had improperly incorporated those technologies into our products. The outcome of legal actions is inherently uncertain, and we cannot be sure that we will prevail in any of these actions. An adverse determination in some of our current legal actions could harm our business and financial condition.

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

Some of our services include the manufacture of biologic products to be tested in human clinical trials. We could be held liable for errors and omissions in connection with these services, even though we are not the party performing the clinical trials. In addition, we formulate, test and manufacture products intended for use by the public. These activities could expose us to risk of liability for personal injury or death to persons using such products. We seek to reduce our potential liability through measures such as contractual indemnification provisions with clients (the scope of which may vary from client-to-client and the performances of which are not secured), insurance maintained by clients and conducting certain of these businesses through subsidiaries. Nonetheless, we could be materially harmed if we were required to pay damages or incur defense costs in connection with a claim that is outside the scope of the indemnification agreements, if the indemnity, although applicable, is not performed in accordance with its terms or if our liability exceeds the amount of applicable insurance or indemnity. In addition, we could be held liable for errors and omissions in connection with the services we perform. We currently maintain product liability and errors and omissions insurance with respect to these risks. There can be no assurance, however, that our insurance coverage will be adequate or that insurance coverage will continue to be available on terms acceptable to us.

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

Risks Related to the Market for Our Securities

Operating results and the market price of our stock and the senior unsecured notes could be volatile

Our operating results and the price of our stock and the senior unsecured notes have been in the past, and will continue to be, subject to fluctuations as a result of a number of factors, including those that we fail to foresee. Our stock price could also be affected by any of the following: inability to meet analysts’ expectations; general fluctuations in the stock market; actual or anticipated fluctuations in our operating results; fluctuations in the stock prices of companies in our industry or those of our customers; changes in earnings estimated by securities analysts or our ability to meet those estimates; domestic and foreign economic conditions; and publicity regarding the genomics, biotechnology, pharmaceutical, or life sciences industries generally, including, for example, comments by securities analysts or public officials regarding such matters. Such volatility has had a significant effect on the market prices of many companies’ securities for reasons unrelated to their operating performance and, in the past, has led to securities class action litigation. Securities litigation against us could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business.

Certain provisions in our restated certificate of incorporation and seventh amended and restated bylaws, and of Delaware law, may prevent or delay an acquisition of our company, which could decrease the trading price of our common stock

Our restated certificate of incorporation, our seventh amended and restated bylaws and Delaware law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the raider and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include, among others:

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

We believe these provisions may help protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal. These provisions are not intended to make our company immune from takeovers. In addition, although we believe these provisions collectively provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board, they would apply even if the offer may be considered beneficial by some stockholders. These provisions may also frustrate or prevent any attempts by our stockholders to replace or remove our current management team by making it more difficult for stockholders to replace members of our board, which is responsible for appointing the members of our management.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

We own or lease approximately 4,800,000 square feet of property being used in current operations at the following principal locations within the United States, each of which contains office, manufacturing, storage and/or laboratory facilities:

•	Austin, Texas (leased)
•	Bedford, Massachusetts (leased)
•	Benicia, California (leased)
•	Beverly, Massachusetts (leased)
•	Brown Deer, Wisconsin (leased)
•	Carlsbad, California (owned (land only) and leased)
•	Durham, North Carolina (leased)
•	Eugene, Oregon (owned and leased)
•	Foster City, California (owned and leased)
•	Framingham, Massachusetts (leased)
•	Frederick, Maryland (owned and leased)
•	Grand Island, New York (owned and leased)
•	Grand Prairie, Texas (leased)
•	Madison, Wisconsin (owned and leased)
•	Pleasanton, California (owned)
•	South San Francisco, California (leased)
•	Washington, District of Columbia (leased)
•	Woburn, Massachusetts (leased)

In addition, we own or lease approximately 1,500,000 square feet of property at locations outside the United States including these principal locations, each of which also contains office, manufacturing, storage and/or laboratory facilities:

•	Auckland, Christchurch and Nelson, New Zealand (owned)
•	Bangalore, India (leased)
•	Bleiswijk, Netherlands (leased)
•	Darmstadt, Germany (leased)
•	Oslo, Norway (owned (land only) and leased)
•	Melbourne and Newcastle, Australia (owned and leased)
•	Paisley, Scotland (leased)
•	Shanghai, Beijing and Guangzhou, China (leased)
•	Singapore (leased)
•	Tokyo, Japan (leased)
•	Warrington, United Kingdom (owned and leased)

In addition to the principal properties listed above, we lease other properties in locations throughout the world, including: Argentina, Australia, Brazil, Canada, Czech Republic, Denmark, France, Germany, Hong Kong, Hungary, India, Israel, Italy, Japan, Mexico, the Netherlands, Poland, Russia, Singapore, South Africa, South Korea, Spain, Sweden, Taiwan, and Thailand. Many of our plants have been constructed, renovated or expanded during the past ten years. We are currently using substantially all of our finished space, with some space available for expansion at some of our locations. We consider the facilities to be in a condition suitable for their current uses. Because of anticipated growth in the business and due to the increasing requirements of customers or regulatory agencies, we may need to acquire additional space or upgrade and enhance existing space during the next five years. We believe that adequate facilities will be available upon the conclusion of our leases.

We also have leases in Bethesda, Maryland; Branford, Connecticut; San Carlos, California; Darmstadt, Germany; and Heathrow, United Kingdom that are subleased or are being offered for sublease. These properties are not used in current operations and therefore are not included in the discussion above.

Most of our products and services are manufactured or provided from our facilities in Austin, Texas; Bedford, Massachusetts; Carlsbad, Foster City and Pleasanton, California; Eugene, Oregon; Frederick, Maryland; Grand Island, New York; Madison, Wisconsin; Auckland, New Zealand; Oslo, Norway; Paisley, Scotland; and Warrington, United Kingdom. We also have manufacturing facilities in Israel, Japan and Singapore.

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

ITEM 4. Mine Safety Disclosures

None.

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Stockholder Information

The Company’s common stock trades on The NASDAQ Global Select Market® under the symbol “LIFE.” Our common stock previously traded under the symbol “IVGN”. The trading symbol was changed in November 2008 in connection with the change of our corporate name from Invitrogen Corporation to Life Technologies Corporation. The table below provides the high and low sales prices of our common stock for the periods indicated, as reported by The NASDAQ Global Select Market.

	High	Low
Year ended December 31, 2011
Fourth quarter	$43.31	$36.07
Third quarter	52.61	35.30
Second quarter	56.71	49.85
First quarter	57.25	49.18
Year ended December 31, 2010
Fourth quarter	$56.78	$45.19
Third quarter	48.67	41.10
Second quarter	56.19	46.63
First quarter	54.06	46.32

On February 27, 2012, the last reported sale price of our common stock was $47.89. As of February 27, 2012, there were approximately 4,214 stockholders of record of our common stock. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders of shares in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies. The calculations of the market value of shares of Life Technologies stock held by non-affiliates as of June 30, 2011, shown on the cover of this report, was made on the assumption that there were no affiliates other than executive officers and directors as of the date of calculation.

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

Dividends

We have never declared or paid any cash dividends on our common stock and currently do not anticipate paying such cash dividends. We currently anticipate that we will retain all of our future earnings for use in the development and expansion of our business, debt repayment, stock repurchase programs, and general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, tax laws and other factors as the Board of Directors, in its discretion, deems relevant.

Securities Purchased Under Life Technologies Stock Repurchase Programs

In July 2011, the Board of Directors of the Company approved a program (the July 2011 program) authorizing management to repurchase up to $200.0 million of common stock. No shares have been repurchased under this program.

In December 2010, the Board of Directors of the Company approved a program (the December 2010 program), authorizing management to repurchase up to $500.0 million of common stock. During the year ended December 31, 2011, the Company repurchased 6.4 million shares of its common stock under this program at a total cost of approximately $303.0 million. As of December 31, 2011, there was $197.0 million of authorization remaining under this program.

In July 2010, the Board of Directors of the Company approved a program (the July 2010 program) authorizing management to repurchase up to $520.0 million of common stock over the next two years. As of

December 31, 2010, the Company completed repurchasing 8.4 million shares at a total cost of $436.6 million. During the year ended December 31, 2011, the Company repurchased an additional 1.5 million shares of its common stock at a total cost of $83.4 million, thereby completing the July 2010 program by repurchasing an aggregate of 9.9 million shares at a total cost of $520.0 million, the maximum amount authorized.

The cost of repurchasing shares is included in treasury stock and reported as a reduction in total equity when a repurchase occurs.

The following table represents stock repurchases under the publicly announced programs during the fourth quarter of 2011:

Period	(a) Total Number of Shares (or Units) purchased	(b) Average Price Paid per Share	(c) Total Dollar of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 — October 31	687,927	$38.37	$26,393,073	$396,994,199
November 1 — November 30	—	—	—	396,994,199
December 1 — December 31	—	—	—	396,994,199

Total	687,927	$38.37	$26,393,073	$396,994,199

The Company did not make any share purchases other than through publicly announced plans.

ITEM 6.  Selected Financial Data

The following selected data should be read in conjunction with our financial statements located elsewhere in this Annual Report on Form 10-K and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

FIVE YEAR SELECTED FINANCIAL DATA

(in thousands, except per share data)	2011	2010	2009	2008	2007
Revenues	$3,775,672	$3,588,094	$3,280,344	$1,620,323	$1,281,747
Gross profit	2,109,977	2,106,141	1,824,725	940,752	715,887
Net income from continuing operations	377,834	377,858	144,594	4,356	106,238
Net income from discontinued operations	—	—	—	1,358	12,911
Net income	377,834	377,858	144,594	5,714	119,149
Net loss attributable to noncontrolling interests	658	437	—	—	—
Net income attributable to Life Technologies	378,492	378,295	144,594	5,714	119,149
Earnings from continuing operations per common share attributable to Life Technologies:
Basic	$2.11	$2.06	$0.82	$0.05	$1.13
Diluted	$2.05	$1.99	$0.80	$0.04	$1.10
Earnings from discontinued operations per common share attributable to Life Technologies:
Basic	—	—	—	$0.01	$0.14
Diluted	—	—	—	$0.01	$0.13
Net income per share attributable to Life Technologies:
Basic	$2.11	$2.06	$0.82	$0.06	$1.27
Diluted	$2.05	$1.99	$0.80	$0.05	$1.23
Current assets	$2,093,617	$2,046,525	$1,796,164	$1,612,171	$1,090,484
Noncurrent assets	7,094,346	7,439,674	7,319,576	7,286,588	2,225,966
Current liabilities (including convertible debt)	1,496,306	1,146,385	1,385,723	1,007,242	234,413
Noncurrent liabilities (including convertible debt)	3,092,431	3,901,785	3,703,349	4,434,979	1,232,406
Total equity	$4,599,226	$4,438,029	$4,026,668	$3,456,538	$1,847,125

The fiscal year 2008 financial data includes the results of operations of Applied Biosystems, Inc. from November 21, 2008, the date of acquisition, and the one-time purchase accounting charges associated with the merger such as in-process research and development, which affects the comparability of the Selected Financial Data. For more information on our business combinations accounting, refer to Note 2 of the Consolidated Financial Statements, “Business Combinations and Divestitures”.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are a global life sciences company dedicated to helping our customers make scientific discoveries and ultimately improve the quality of life. Our systems, reagents, and services enable scientific researchers to accelerate scientific exploration, driving to discoveries and developments that make life better. Life Technologies customers do their work across the biological spectrum, working to advance genomic medicine, regenerative science, molecular diagnostics, agricultural and environmental research, and 21st century forensics. In 2011, the Company had sales of approximately $3.8 billion, had a workforce of approximately 10,400 people, had a presence in more than 160 countries, and possessed a rapidly-growing intellectual property estate of over 4,000 patents and exclusive licenses.

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

•	“High-throughput” gene cloning and expression technology, which allows customers to clone and expression-test genes on an industrial scale.
•	Pre-cast electrophoresis products, which improve the speed, reliability and convenience of separating nucleic acids and proteins.
•	Antibodies, which allow researchers to capture and label proteins, visualize their location through use of Molecular Probes dyes and discern their role in disease.
•	Magnetic beads, which are used in a variety of settings, such as attachment of molecular labels, nucleic acid purification, and organ and bone marrow tissue-type testing.
•	Molecular Probes fluorescence-based technologies, which facilitate the labeling of molecules for biological research and drug discovery.
•	Transfection reagents, which are widely used to transfer genetic elements into living cells enabling the study of protein function and gene regulation.
•	PCR and Real Time PCR systems and reagents, which enable researchers to amplify and detect targeted nucleic acids (DNA and RNA molecules) for a host of applications in molecular biology.
•	Cell culture media and reagents used to preserve and grow mammalian cells, which are used in large scale cGMP bio-production facilities to produce large molecule biologic therapies.
•	RNA Interference reagents, which enable scientists to selectively “turn off” genes in biology systems to gain insight into biological pathways.

The Company aligns our products and services into the following three divisions: Molecular Biology Systems (MBS), Genetic Systems (GS) and Cell Systems (CS). The MBS division includes the molecular biology-based technologies including basic and real-time PCR, RNAi, DNA synthesis, sample prep, transfection, cloning and protein expression profiling, protein analysis and thermo-cycler instrumentation. The CS division includes all product lines used in the study of cell function, including cell culture media and sera, stem cells and related tools, cellular imaging products, antibodies, drug discovery services, and cell therapy related products. The GS division includes capillary electrophoresis systems and reagents and next generation sequencing systems and reagents, including the SOLiDTM system, and Ion TorrentTM sequencing systems, as well as reagent kits developed specifically for applied markets, such as forensics, food safety, animal health and pharmaceutical quality monitoring.

We divide our principal customer base into three primary categories:

Life Sciences. Our life sciences research customers consist of laboratories generally associated with universities, medical research centers, government institutions (such as the United States National Institutes of Health, or the NIH), and other research institutions as well as biotechnology, pharmaceutical, and chemical companies. Researchers at these institutions use our products and services in a broad spectrum of scientific activities, such as searching for drugs or other techniques to combat a wide variety of diseases (namely cancer and viral and bacterial diseases); researching for disease identification or for improving the efficacy of drugs to targeted patient groups; and assisting in vaccine design. Our products and services provide the research tools needed for genomics studies, proteomics studies, gene splicing, cellular analysis, and other key research applications that are required by these life science researchers.

Applied Sciences. Our applied sciences customers consist of businesses in a diverse range of industries that apply our technology to solve some of humankind’s most pressing issues. The current focus of our products within these industries is in the areas of: forensic analysis, which is used to identify individuals based on their DNA; quality and safety testing, such as testing required to measure food, beverage, or environmental quality, and pharmaceutical manufacturing quality and safety; animal health testing, which enables the detection of pathogens in livestock; agricultural production, such as tools to support food processing and the commercial production of genetically-engineered products; synthetic biology, which enables our customers to explore ways to effectively harness the power of biology to replicate its systems and create biofuels; and biopharmaceutical manufacturing, such as the commercial production of rare or difficult to obtain substances, including proteins, interferons, interleukins, t-PA and monoclonal antibodies.

Medical Sciences. Our medical sciences customers consist of clinical labs and medical institutions that use our commercial technology for clinical and diagnostic purposes, and medical researchers that use our research technology to explore ways to advance medicine and deliver on the promise of personalized medicine. The current focus of our products is in the area of human diagnostics to better understand disease determination and targeted therapy selection, including use of our next generation sequencing technologies to better understand the nature of disease by unlocking the secrets of DNA; cell therapy; regenerative medicine; and tissue engineering.

Our Strategy

Our objective is to provide essential life science technologies for basic research, drug discovery, and development of diagnostic and commercial applications.

Our strategies to achieve this objective include:

➢	New Product Innovation and Development

➢	Developing innovative new products. We place a great emphasis on developing new technologies internally for life sciences research. Additionally, we are looking to utilize the broad range of our technologies to create unique customer application-based solutions. A significant portion of our growth and current revenue base has been created by the application of technology to accelerate our customer’s research process, and to various standardized testing environments such as human identification and animal health.

➢	In-licensing technologies. We actively and selectively in-license new technologies which we modify to create high value kits, many of which address bottlenecks in the research or drug discovery laboratories. We have a dedicated group of individuals that focus on in-licensing technologies from academic and government institutions, as well as biotechnology and pharmaceutical companies.

➢	Acquisitions. We actively and selectively seek to acquire and integrate companies with complementary products and technologies, trusted brand names, strong market positions and strong intellectual property positions. We have made numerous acquisitions over the course of the Company’s history. We take a disciplined approach in evaluating potential deals, which includes targeting attractive markets and requiring specific return on capital metrics.

➢	Utilize Existing Sales, Distribution and Manufacturing Infrastructure

➢	Multi-national sales footprint. We have developed a broad sales and distribution network with a sales presence in more than 160 countries. Our sales force is highly trained, with many of our sales people possessing degrees in molecular biology, biochemistry or related fields. We believe our sales force has successfully marketed our products across the globe and we expect to leverage this capacity to increase sales of our existing, newly developed and acquired products. In addition, to drive enhanced productivity for the Company and its customers, Life Technologies has a significant and growing e-commerce platform.

➢	High degree of customer satisfaction. Our sales, marketing, customer service and technical support and service teams provide our customers exceptional service and have been highly rated in customer satisfaction surveys. We use this strength to attract new customers and maintain existing customers.

➢	Rapid product delivery. We have the ability to ship typical consumable orders on a same-day or next-day basis. We use this ability to provide convenient service to our customers and to generate additional product revenues.

➢	Invest in High Growth Industries

We will focus our investments and resources in segments that provide high growth opportunities, particularly in four areas:

➢

Next Generation DNA Sequencing. Our Ion TorrentTM semiconductor technology represents innovation in next generation sequencing. We will continue to invest in innovative technologies, customer collaborations, and sales force expertise to remain a leader in this important area of research. We will also continue to invest in future sequencing technologies that will allow for more rapid and lower cost sequencing. Robust sequencing capabilities are critical to the advancement of genomic medicine, as the treatment of disease shifts to therapies that are specific to an individual’s unique genetic makeup.

➢	Emerging Geographies. We continue to focus and invest in high-growth geographic segments such as China, India and Brazil, with direct sales and marketing personnel, as well as manufacturing and distribution facilities. We will further optimize our presence in these areas by enhancing relationships with key government and academic institutions and local companies.

➢	Regenerative Medicine. We are a leading provider of biological products and services for advancing the field of regenerative medicine. We will continue to invest in supplementing our comprehensive suite of product offerings, including animal origin free reagents for stem cell research, and unique primary and stem cells for drug discovery screening. Today, our products enable cutting edge tissue-engineered transplants and research into innovative cell therapy efforts. With a large array of products and services for advancing stem cell research and cell therapy, we will continue to enable our customers to focus on regenerative medicine.

➢	Applied Markets. We will leverage the growing trend of applying biology to segments beyond basic life science research. We have a strong presence in many of the markets, such as forensics, quality and safety testing, animal health testing, agricultural production, synthetic biology and biopharmaceutical manufacturing. We will continue to invest to further add to our product portfolio and customer contacts in many applied markets.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2011 and 2010

(in millions)	2011	2010	$ Increase (Decrease)	% Increase
Molecular Biology Systems revenues	$1,722.4	$1,725.8	$(3.4)	0%
Cell Systems revenues	969.8	903.7	66.1	7%
Genetic Systems revenues	1,028.1	946.1	82.0	9%
Corporate and other revenues	55.4	12.5	42.9	NM

Total revenues	$3,775.7	$3,588.1	$187.6	5%

Total gross profit	$2,110.0	$2,106.1	$3.9	0%
Total gross profit %	56%	59%

Revenues

The Company’s revenues increased by $187.6 million or 5% for the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase in revenue was primarily driven by increases of $90.1 million related to volume, pricing, and royalties including $38.8 million of revenue recognized upon a licensing settlement, $51.8 million as a result of acquisitions, and $42.8 million in favorable foreign currency impacts, net of hedging. Volume and pricing relates to the impact of revenue due to total unit sales for existing and new products as well as year over year change in unit pricing and its impact on gross revenue. Acquisition revenue relates to revenue from acquired entities in the first twelve months subsequent to acquisition.

The Company operates our business under three divisions—Molecular Biology Systems, Cell Systems, and Genetic Systems. The Molecular Biology Systems (MBS) division includes the molecular biology based technologies including basic and real-time PCR, RNAi, DNA synthesis, thermo-cycler instrumentation, cloning and protein expression profiling and protein analysis. Revenue in this division decreased by $3.4 million in 2011 compared to 2010. This decrease was driven primarily by $32.9 million in decreased volume, pricing, and royalties, partially offset by $19.8 million in favorable currency impacts, net of hedging and $11.3 million associated with acquisitions. The Cell Systems (CS) division includes all product lines used in the study of cell function, including cell culture media and sera, stem cells and related tools, cellular imaging products, antibodies, drug discovery services, and cell therapy related products. Revenue in this division increased $66.1 million or 7% for 2011 compared to 2010. This increase was driven primarily by $53.6 million in increased volume, pricing, and royalties, and by $11.4 million in favorable foreign currency impacts, net of hedging. The Genetic System (GS) division includes sequencing systems and reagents, including capillary electrophoresis, Ion TorrentTM and the SOLiDTM sequencing systems, as well as reagent kits developed specifically for applied markets, such as forensics and food safety and animal health. Revenue in this division increased by $82.0 million or 9% for 2011 compared to 2010. This increase was driven primarily by $39.9 million associated with acquisitions, $28.3 million in increased volume, pricing, and royalties, and $11.5 million in favorable currency impacts, net of hedging. The Company records revenues that do not correspond to any of the divisions in the Corporate and other revenues line. The $42.9 million increase in Corporate and other revenues from 2010 to 2011 was driven primarily by revenue of $38.8 million recognized upon a licensing settlement.

Changes in exchange rates of foreign currencies, especially in the euro, British pound, and Japanese yen, can significantly increase or decrease our reported revenue on sales made in these currencies and could result in a material positive or negative impact on our reported results. In addition to currency exchange rates, we expect that future revenues will be affected by, among other things, new product introductions, competitive conditions, customer research budgets, government research funding, the rate of expansion of our customer base, price increases, product discontinuations, and acquisitions or dispositions of businesses or product lines.

Gross Profit

Gross profit increased by $3.9 million and was flat in 2011 compared to 2010. The increase in gross profit was primarily driven by a net increase of $48.0 million from price, volume, royalties and product mix, including $38.8 million of revenue recognized upon a licensing settlement mentioned in revenue drivers, $23.3 million as a result of acquisitions, and $10.1 million in favorable currency impacts, net of hedging, partially offset by a judgment of $52.0 million on a case in litigation, an increase of $15.0 million in purchased intangible amortization and a decrease in contingent consideration fair value adjustments of $3.6 million.

Operating Expenses

	For the Years Ended December 31,
	2011		2010
(in millions)	Operating Expense	As a Percentage of Revenues	Operating Expense	As a Percentage of Revenues	$ Increase (Decrease)	% Increase (Decrease)
Operating Expenses
Selling, general and administrative	$1,009.0	27%	$1,023.2	29%	$(14.2)	(1)%
Research and development	377.9	10%	375.5	10%	2.4	1%
Business consolidation costs	75.3	2%	93.5	3%	(18.2)	(19)%
Purchased in-process research and development	—	NM	1.7	NM	(1.7)	NM

Selling, General and Administrative. For the year ended December 31, 2011, selling, general and administrative expenses decreased by $14.2 million or 1% compared to the year ended December 31, 2010. This decrease was driven primarily by a $33.2 million decrease in compensation and benefits which included a decrease of $9.5 million of accelerated compensation expense as a result of an acquisition, a $5.9 million decrease in travel and discretionary spending, and a $5.8 million decrease in general overhead and infrastructure costs, partially offset by $21.9 million in unfavorable foreign currency impacts, and an increase of $12.7 million in purchased services. As a percentage of revenue, the costs are down from the prior year as a result of the restructuring activities that have contributed to the reduction of overall overhead related costs year over year.

Research and Development. For the year ended December 31, 2011, research and development expenses increased by $2.4 million or 1% compared to the year ended December 31, 2010. This increase was driven primarily by a $13.7 million fair value adjustment to the contingent consideration liability, partially offset by a $10.2 million decrease in compensation and benefits, which included a decrease of $9.4 million of accelerated compensation expense as a result of an acquisition. The Company continues to invest in research and development programs and as a percentage of revenue, overall costs are comparable period over period.

Business Consolidation Costs. For the year ended December 31, 2011, business consolidation costs were $75.3 million, compared to $93.5 million for the year ended December 31, 2010, and represent costs to integrate recent and pending acquisitions and divestitures into the Company’s operations. The expenses for both periods related primarily to integration and restructuring efforts, including severance and site consolidation, related to various mergers, acquisitions and divestitures that took place in each of the periods, respectively.

Other Income (Expense)

Interest Income. Interest income was $3.9 million for the year ended December 31, 2011 compared to $4.3 million for the year ended December 31, 2010.

Interest income in the future will be affected by changes in short-term interest rates and changes in cash balances, which may materially increase or decrease as a result of acquisitions, debt repayment, and stock repurchase programs, and other financing activities.

Interest Expense. Interest expense was $162.1 million for the year ended December 31, 2011 compared to $152.3 million for the year ended December 31, 2010. The increase in interest expenses was primarily driven by higher debt balances driven by the $1,500.0 million of fixed rate unsecured notes issued in February 2010 and the $800.0 million of fixed rate unsecured notes issued in December 2010, partially offset by the pay off of the term loans in February 2010 and the pay off of the 2025 and the 2023 Convertible Senior Notes in June 2011 and August 2010, respectively.

The Company adopted a bifurcation requirement on our convertible senior notes, as prescribed by ASC Topic 470-20, Debt with Conversion and Other Options and as a result has incurred an additional $24.6 million and $38.0 million in interest expense for the years ended December 31, 2011 and 2010, respectively.

During February 2010, the Company fully repaid the remaining outstanding term loans, and recognized a loss of $54.2 million of deferred financing costs. The loss is separately identified in the Consolidated Statements of Operations as a “Loss on early extinguishment of debt”.

Other Expense, Net. Other expense, net, was $10.9 million for the year ended December 31, 2011 compared to $5.9 million for the same period of 2010. Included in 2011 were foreign currency losses of $8.3 million driven by fluctuations in major currencies. Included in 2010 was a loss on the discontinuance of cash flow hedges of $12.9 million and a $1.2 million expense related to the amortization of purchased intangibles and amortization of deferred revenue fair market value adjustments attributable to the joint venture, offset by a gain from the recovery on an impaired security of $7.1 million and a gain of $0.6 million on the discontinuance of a cash flow hedge.

During January 2010, the Company completed the sale of its 50% ownership stake in the Applied Biosystems/MDS Analytical Technologies Instruments joint venture and selected assets and liabilities directly attributable to the joint venture for $428.1 million in cash, excluding related tax obligations and transactions costs, and recorded a gain of $37.3 million. The gain is separately identified in the Consolidated Statements of Operations as a “Gain on divestiture of equity investments”.

Provision for Income Taxes. The provision for income taxes as a percentage of pre-tax income from continuing operations was 21.1% for the year ended December 31, 2011 compared with 14.4% for the year ended December 31, 2010. The effective tax rate for 2011 is higher than 2010 primarily due to large prior year tax benefits associated with one-time repatriation benefits from the Company’s global restructuring activities and acquisitions which significantly exceeded similar current year tax benefits.

Comparison of Years Ended December 31, 2010 and 2009

(in millions)	2010	2009	$ Increase	% Increase
Molecular Biology Systems revenues	$1,725.8	$1,633.3	$92.5	6%
Cell Systems revenues	903.7	802.9	100.8	13%
Genetic Systems revenues	946.1	856.2	89.9	10%
Corporate and other	12.5	(12.1)	24.6	NM

Total revenues	$3,588.1	$3,280.3	$307.8	9%

Total gross profit	$2,106.1	$1,824.7	$281.4	15%
Total gross profit %	59%	56%

Revenues

The Company’s revenues increased by $307.8 million or 9% for the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase in revenue was primarily driven by increases of $219.5 million related to volume, pricing, and royalties, $44.3 million in favorable foreign currency impacts including hedging, $33.8 million associated with acquisitions, and a decrease of $16.1 million in amortization of purchase accounting deferred revenue, partially offset by $11.8 million from the divestiture of a product line.

The Molecular Biology Systems (MBS) division includes the molecular biology based technologies including basic and real-time PCR, RNAi, DNA synthesis, thermo-cycler instrumentation, cloning and protein expression profiling and protein analysis. Revenue in this division increased by $92.5 million or 6% in 2010 compared to 2009. This increase was driven primarily by $40.8 million in increased volume, pricing, and royalties, $31.6 million associated with acquisitions, and $20.1 million in favorable currency impacts including hedging. The Cell Systems (CS) division includes all product lines used in the study of cell function, including cell culture media and sera, stem cells and related tools, cellular imaging products, antibodies, drug discovery services, and cell therapy related products. Revenue in this division increased $100.8 million or 13% for 2010 compared to 2009. This increase was driven primarily by $91.2 million in increased volume, pricing, and royalties, and by $9.5 million in favorable foreign currency impacts including hedging. The Genetic System (GS) division includes sequencing systems and reagents, including capillary electrophoresis, Ion Torrenttm and the SOLiDtm sequencing systems, as well as reagent kits developed specifically for applied markets, such as forensics and food safety and animal health. Revenue in this division increased by $89.9 million or 10% for 2010 compared to 2009. This increase was driven primarily by $84.6 million in increased volume, pricing, and royalties, $14.6 million in favorable currency impacts including hedging, and $2.2 million associated with acquisitions, partially offset by $11.8 million from the divestiture of a product line.

Gross Profit

Gross profit increased by $281.4 million or 15% in 2010 compared to 2009. The increase in gross profit was primarily driven by a $165.2 million increase in volume, pricing, and product mix (including an increase in royalty revenue), a $59.8 million decrease in acquired inventory fair market value adjustments, $34.1 million in favorable foreign currency impacts including hedging, a $16.1 million decrease in the amortization of purchased deferred revenue, a $10.6 million net increase associated with acquisitions and a divestiture, and $6.2 million in increased royalty revenue, offset primarily by an increase of $11.2 million in purchased intangible amortization. The $59.8 million and $16.1 million decreases in acquired inventory fair market value adjustments and the amortization of purchased deferred revenue, respectively, were primarily driven by recording the impact of these items in 2009 as a result of the AB acquisition. In accordance with business combination accounting guidance, the acquired deferred revenue and inventory is adjusted to fair value and the Company amortizes this fair value adjustment into income in line with the underlying acquired assets and liabilities.

Operating Expenses

	For the Years Ended December 31,
	2010		2009
(in millions)	Operating Expense	As a Percentage of Revenues	Operating Expense	As a Percentage of Revenues	$ Increase/ (Decrease)	% Increase/ (Decrease)
Operating Expenses
Selling, general and administrative	$1,023.2	29%	$987.1	30%	$36.1	4%
Research and development	375.5	10%	337.1	10%	38.4	11%
Business consolidation costs	93.5	3%	112.9	3%	(19.4)	(17)%
In-process research and development	1.7	NM	1.7	NM	—	—

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

Business Consolidation Costs. For the year ended December 31, 2010, business consolidation costs were $93.5 million, compared to $112.9 million for the year ended December 31, 2009, and represent costs to integrate recent and pending acquisitions and to complete divestitures into or out of the Company’s operations. The expenses for both periods related primarily to integration and restructuring efforts, including severance and site consolidation, related to various mergers, acquisitions and divestitures.

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

In February 2010, the Company fully repaid the remaining outstanding Term Loans A and B, and recognized a loss of $54.2 million of deferred financing costs. During the year ended December 31, 2009, the Company made an early principal payment of $350.0 million on our Term Loan B, which resulted in a loss of $12.5 million of deferred financing costs attributable to the principal paid. The loss is separately indentified in the Consolidated Statements of Operations as a “Loss on early extinguishment of debt.”

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

Provision for Income Taxes. The provision for income taxes as a percentage of pre-tax income from continuing operations was 14.4% for the year ended December 31, 2010 compared with 25.7% for the year ended December 31, 2009. The effective tax rate for 2010 was significantly lower than 2009 primarily due to the release of certain tax reserves relating to prior acquisitions; large one-time repatriation benefits from the Company’s global restructuring activities and increased domestic production tax benefits.

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

Our working capital factors, such as inventory turnover and days sales outstanding, are seasonal and, on an interim basis during the year, may require an influx of short-term working capital. We believe our current cash and cash equivalents, investments, cash provided by operations and cash available from bank loans and lines of credit will satisfy our working capital requirements, debt obligations and capital expenditures for the foreseeable future. In addition, we will continue to monitor the global economic environment, including that of the eurozone, to ensure that we continue to have adequate available funds to support domestic and international operations.

The Company has, and expects to be able to, continue to generate positive cash flow from operations. Future debt repayment, share repurchases, future acquisitions or additional payments for contingent consideration upon the achievement of milestones pertaining to previous acquisitions may be financed by a combination of cash on hand, our positive cash flow generation, a revolving credit facility, or an issuance of new debt or stock.

The Company will continuously assess the most appropriate method of financing the Company’s short and long term operations. While conditions of the credit market at any given time may impact our ability to obtain credit, the Company believes that it has the ability to raise funding, if needed, through public and private markets at reasonable rates based on the Company’s risk profile, along with its history of strong cash generation and timely debt repayments.

Cash and cash equivalents were $838.8 million at December 31, 2011, an increase of $25.2 million from December 31, 2010, primarily due to cash provided by operating activities of $809.1 million, offset by cash used in investing activities of $151.9 million, cash used in financing activities of $627.3 million and the effect of exchange rate on cash of $4.8 million. Further discussion surrounding the makeup of each cash flow component movement for the year is listed below.

Operating Activities. Operating activities provided net cash of $809.1 million during 2011 primarily from net income of $377.8 million plus net non-cash charges of $458.3 million. Changes in operating assets and liabilities provided a net decrease of $27.0 million in cash during the period. Within the non-cash charges in operating activities, the primary drivers were amortization of intangible assets of $313.9 million, depreciation charges of $123.6 million, share based compensation of $77.0 million, and debt discount amortization and other non-cash charges of $45.4 million, partially offset by a change in deferred income taxes which resulted in a use of cash of $109.0 million. The primary drivers of the $27.0 million decrease in cash from changes in operating assets and liabilities were an increase in trade accounts receivable of $59.8 million and an increase in inventories of $58.5 million, which were partially offset by an increase in income tax liabilities of $32.7 million, an increase in accrued expenses and other liabilities of $27.2 million, and a decrease in other assets of $26.0 million. The movement in cash as a result of changes in operating assets and liabilities is consistent with normal ongoing operations. The Company received a judgment on a case in litigation in the amount of approximately $52.0 million, recorded in cost of revenues and accrued expenses and other current liabilities during the year ended December 31, 2011. The case, depending on the final outcome, could require the Company to pay additional damages of up to three times the judgment plus the plaintiff’s attorney fees. The Company is considering all its options in view of the judgment, including filing various post-trial motions and an appeal.

As of December 31, 2011, we had cash and cash equivalents of $838.8 million, restricted cash of $16.7 million, and short-term investments of $26.6 million. Our working capital was $597.3 million as of December 31, 2011, including restricted cash. Our funds for cash and cash equivalents are primarily invested in marketable securities, money market funds, and bank deposits with maturities of less than three months. Cash and cash equivalents held by our foreign subsidiaries at December 31, 2011 was approximately $252.3 million. It is the Company’s intention to indefinitely reinvest a majority of, if not all, current foreign earnings in order to ensure sufficient working capital and expand existing operations outside the United States. Additionally, the Company intends to use unrepatriated cash held by our foreign subsidiaries to fund future foreign investments, including acquisitions. While the Company has repatriated significant earnings in the past, primarily due to certain debt obligations and covenants which no longer exist, similar repatriation of earnings is no longer expected or required. In addition to cash on hand in the United States, the Company has the ability to raise cash through bank loans, debt obligations or by settling loans with its foreign subsidiaries in order to cover the domestic needs. Accordingly, it is the intention of the Company management to indefinitely reinvest a majority of, if not all, current earnings from foreign operations. For those limited foreign earnings which the Company, in the past, had determined will not be indefinitely reinvested, management has recorded the appropriate tax obligations in the statement of operations. In the event the Company is required to repatriate funds outside of the United States, such repatriation would be subject to local laws and tax consequences.

The Company’s pension plans and post retirement benefit plans are funded in accordance with local statutory requirements and supplemented by voluntary contributions. The funding requirement is based on the funded status, which is measured by using various actuarial assumptions, such as interest rate, rate of compensation increase and expected return on plan assets. The Company’s qualified pension plans are adequately funded at December 31, 2011. Based on the level of our contributions to the qualified pension plans and the qualified post retirement medical benefit plan during previous and current fiscal years, we do not expect to have to fund these pension plans in fiscal year 2012 in order to meet minimum statutory funding requirements. However, we may contribute to the funds to maintain the desired funding level at the Company’s discretion. The Company’s funding policy is based upon the amount needed to meet the minimum funding standards according to the Employee Retirement Income Security Act (ERISA). The Company may also make additional contributions from time to time consistent with the Company’s cash flow and business conditions. Based on the actuarial estimates at December 31, 2011, the Company expects to contribute $6.4 million to domestic non-qualified pension plans and post retirement benefit plans during 2012, a portion of which has already been funded in our rabbi trust. The Company has other postretirement plans that are unfunded, however, these are partially funded by insurance policies. During the year ended December 31, 2011, the Company contributed $17.3 million, $4.9 million, and $4.9 million to domestic pension plans, foreign pension plans, and postretirement plans, respectively. A significant portion of the 2011 contributions were voluntary. The aggregate current liabilities related to our domestic, foreign and postretirement plans were $2.3 million, $1.8 million, and $4.7 million, respectively at December 31, 2011.

The Company’s current funding requirements are based on the Company’s current asset balance in relation to the current obligation, taking into account past contributions and other actuarial measures. In the event the actual returns lag expected asset returns or the discount rates fall below current rates, the Company could be required to fund additional amounts in future periods. The amount of such funding would be based on the actual returns of plan assets, the correlation to the change in discount rates, the actuarial calculation of funding levels and the usage of prior service credits. The Company is constantly monitoring the status of its pension plans and does not believe there would be a material impact on the Company’s cash flows should either of the above situations occur.

Our most significant pension plan is a qualified domestic pension plan, which constituted approximately 81% of our consolidated pension plan assets and approximately 74% of our projected benefit obligations as of December 31, 2011. The accrual of future service benefits for participants in the qualified domestic pension plan was frozen as of June 30, 2004. Effective on July 1, 2005, the expected rate of compensation increase was no longer factored into the determination of our net periodic pension expense as the accrual for future service benefits was frozen. A one hundred basis point increase or decrease in the discount rate for the qualified domestic pension plan for the period ended December 31, 2011 would result in a corresponding decrease or increase of our net periodic pension expense by approximately $0.3 million. Also, a one hundred basis point increase or decrease in the expected rate of return on the pension asset for the period ended December 31, 2011 would result in a corresponding decrease or increase our net periodic pension expense by approximately $0.4 million.

Investing Activities. Net cash used by investing activities during 2011 was $151.9 million. The primary drivers were $105.1 million for the purchases of property, plant, and equipment, cash outflows associated with the divesture of the joint venture of $39.4 million, and purchases of investments of $13.8 million, partially offset by cash received from the sale of property and equipment of $5.8 million.

For 2012, the Company expects capital expenditures to be in the range of $120.0 million to $140.0 million. The capital will include additional capital equipment, information technology, and integration related capital to support ongoing business.

The Company completed several acquisitions in the past that were not material individually or collectively to the overall consolidated financial statements and its results of operations. The results of operations for these acquisitions were included in the Company’s results from the date of acquisition. Pursuant to the purchase agreements for certain acquisitions, the Company could be required to make additional contingent payments in cash or a combination of cash and equity based on certain technological milestones, patent milestones and the achievement of future gross sales of the acquired companies. Some of the purchase agreements the Company has entered into do not limit the payments to a maximum amount, nor restrict the payment deadlines. The Company has sufficient cash on hand, positive cash flow generation and a revolving credit facility to fund such contingent payments if they become due.

In October 2010, the Company completed the acquisition of Ion Torrent for a total purchase price of $683.3 million, of which $263.2 million was paid in cash, $159.3 million was paid in the Company’s common stock, and $260.8 million was accrued for as contingent consideration liabilities at the time of acquisition for the time and technological milestone due in January 2012. During the year ended December 31, 2011, the milestone was achieved, therefore, as of December 31, 2011, the Company held $282.2 million of contingent consideration liabilities along with a $17.8 million deferred compensation accrual to satisfy this obligation, which was settled during January 2012. Refer to Note 14 of the Consolidated Financial Statements “Subsequent Events” for further information on the transactions that occurred subsequent to the year ended December 31, 2011.

Due to the structure of certain acquisitions, the Company used aggregate cash of $4.0 million and $54.4 million in financing activities for the years ended December 31, 2011 and 2010, respectively, to increase our ownership interests in controlled subsidiaries and for acquisition related milestone payments.

For more information on our business combination accounting, refer to Note 2 of the Consolidated Financial Statements, “Business Combinations and Divestitures”.

Financing Activities. Net cash used by financing activities totaled $627.3 million in 2011. The primary drivers were $393.9 million for the purchases of treasury stock and $350.4 million for principal payments on long-term obligations, partially offset by proceeds from the exercise of employee stock options and purchase rights of $111.3 million.

Senior Notes

In February 2010, the Company filed a prospectus that allows the Company to issue, in one or more offerings, senior or subordinated debt securities covered by the prospectus by filing a prospectus supplement that contains specific information about the securities and specific terms being offered. In aggregate, the Company has issued a principal amount of $2,300.0 million of fixed unsecured and unsubordinated Senior Notes (the “Notes”) as of December 31, 2011, of which $1,500.0 million were offered in February 2010 and $800.0 million were offered in December 2010.

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

The entire net proceeds from the 2013, 2015, and 2020 Notes offering in February 2010 were used to repay the outstanding balance of the term loans, together with the net of tax proceeds from the sale of our Applied Biosystems/MDS Analytical Technologies Instruments joint venture, and cash on hand. A portion of the net proceeds from the 2016 and 2021 Notes offering in December 2010 was used to retire the Company’s $350.0 million 3 1/4% Convertible Senior Notes (2025 Notes) in June 2011. The remaining proceeds will be used for general corporate purposes, including the settlement of the 1  1/2% Convertible Senior Notes (the 2024 Notes) during the first quarter of 2012.

The Company paid $95.4 million and $40.2 million in cash for the interest expense on the Senior Notes during the years ended December 31, 2011 and 2010, respectively.

The Credit Agreement

The Company had a revolving credit facility of $500.0 million, of which $127.0 million was withdrawn and repaid during the year ended December 31, 2010. As of December 31, 2011, the Company had outstanding $12.7 million of letters of credit through the revolving credit facility, and accordingly, the remaining credit available under the facility was $487.3 million. During February 2012, the Company entered into a new credit agreement for a revolving credit facility for ongoing working capital and general corporate purposes to replace the existing facility. Refer to Note 14 of the Consolidated Financial Statements “Subsequent Events” for further information on the transactions that occurred subsequent to the year ended December 31, 2011, and for details on the revolving credit facility as well as the Company’s other lines of credit, refer to Note 4 of the Consolidated Financial Statements “Lines of Credit”.

Convertible Senior Notes

At December 31, 2011, the Company held a carrying value of $448.3 million of the 2024 Notes in current liabilities. During January 2012, the Company notified the holders of its 2024 Notes of its intention to redeem all of the outstanding 2024 Notes on February 15, 2012. The settlement was funded by cash on hand, which includes proceeds from the Senior Notes offering in December 2010, and a portion from cash drawn on a revolving credit facility which was entered in during February 2012. Refer to Note 14 of the Consolidated Financial Statements “Subsequent Events” for further information on the transactions that occurred subsequent to the year ended December 31, 2011

In June 2011, the Company repaid the outstanding balance of the 3 1/4% Convertible Senior Notes (the 2025 Notes). Total cash consideration of $350.0 million and 0.4 million shares of the Company’s common stock were issued to settle the par value and the excess of the Notes’ conversion value based on a conversion price of $49.13 per share. The Company funded the repayment of the 2025 Notes by using cash on hand, cash generated from operating activities and a portion of the net proceeds from the 2016 and 2021 Notes offering in December 2010.

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

The Company paid $12.4 million, $25.1 million, and $25.1 million in cash for the interest expense for convertible senior notes while the notes were outstanding for the years ended December 31, 2011, 2010, and 2009, respectively.

For more details of the Company’s long-term debt obligations, refer to Note 5 of the Consolidated Financial Statements, “Long-Term Debt”.

Stock Repurchase Program

In July 2011, the Board of Directors of the Company approved a program (the July 2011 program) authorizing management to repurchase up to $200.0 million of common stock. No shares have been repurchased under this program.

In December 2010, the Board of Directors of the Company approved a program (the December 2010 program), authorizing management to repurchase up to $500.0 million of common stock. During the year ended December 31, 2011, the Company repurchased 6.4 million shares of its common stock under this program at a total cost of approximately $303.0 million. As of December 31, 2011, there was $197.0 million of authorization remaining under this program. The Company will continue to purchase shares under this program in 2012.

In July 2010, the Board of Directors of the Company approved a program (the July 2010 program) authorizing management to repurchase up to $520.0 million of common stock over the next two years. As of December 31, 2010, the Company completed repurchasing 8.4 million shares at a total cost of $436.6 million. During the year ended December 31, 2011, the Company repurchased an additional 1.5 million shares of its common stock at a total cost of $83.4 million, thereby completing the July 2010 program by repurchasing an aggregate of 9.9 million shares at a total cost of $520.0 million, the maximum amount authorized.

The cost of repurchasing shares is included in treasury stock and reported as a reduction in total equity when a repurchase occurs. The Company has been and anticipates using cash generated from operating activities to fund current and future share repurchases under the authorized programs.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations at December 31, 2011 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period(1)
(in thousands)	Total	Less than 1 Year	Years 1-3	Years 3-5	More than 5 Years	All Other(2)
Convertible senior notes	$450,848	$450,848	$—	$—	$—	$—
Senior notes	2,983,020	109,438	453,383	1,047,945	1,372,254	—
Capital lease obligations	5,284	2,789	2,225	270	—	—
Operating lease obligations	227,412	42,091	58,948	36,307	90,066	—
Licensing and purchase obligations	84,268	37,614	42,192	3,375	1,087	—
Uncertain tax liability and interest(2)	103,615	734	—	—	—	102,881
Contingent considerations from business combinations(3)	175,531	175,531	—	—	—	—
Other obligations	19,781	16,140	2,670	632	339	—

Total	$4,049,759	$835,185	$559,418	$1,088,529	$1,463,746	$102,881

(1)	Total contractual obligations exclude potential contingent consideration payments not earned pursuant to certain acquisitions the Company has completed. The contingent consideration for these previous acquisitions were due if specified future events occur or conditions are met such as the achievement of certain technological milestones, patent milestones or the achievement of targeted revenue milestones. Some acquisitions do not limit the maximum payment amount, nor restrict the payment deadlines. For more information on our accounting for business combinations and contingent considerations, refer to Note 2 “Business Combinations and Divestitures” and Note 6 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements.
(2)	As of December 31, 2011, the Company’s expected cash payments on unrecognized tax benefits, including interest and penalties, were $103.6 million. We were unable to reasonably estimate the timing of uncertain tax liabilities and interest payments in individual periods beyond twelve months due to uncertainties in the timing of the effective settlement of tax positions.
(3)	Includes the earned contingent consideration as a result of Ion Torrent acquisition due in January 2012. For more information on our accounting for business combinations and contingent considerations, refer to Note 2 “Business Combinations and Divestitures” and Note 6 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition. We derive our revenue from the sale of our products, services and technology. We recognize revenue from product sales upon transfer of title of the product or performance of services. Transfer of title generally occurs upon shipment to the customer. We generally ship to our customers FOB shipping point. Concurrently, we record provisions for warranty, returns, and installation based on historical experience and anticipated product performance. Revenue is not recognized at the time of shipment of products in situations where risks and rewards of ownership are transferred to the customer at a point other than upon shipment to the customer due to the shipping terms, the existence of an acceptance clause, the achievement of milestones, or certain return or cancellation privileges. Revenue is recognized according to the shipping terms, at the time of customer acceptance, the lapse of acceptance provisions or cancellation privileges, or achievement of milestones. Service revenue is recognized over the period services are performed. If our shipping policies or sales terms were to change, materially different reported results could occur. In cases where customers order and pay for products and request that we store a portion of their order for them at our cost, we record any material up-front payments as deferred revenue in current or long-term liabilities, depending on the length of the customer prepayment, in the Consolidated Balance Sheets and recognize revenue upon shipment of the product to the customer. For instruments where installation is determined to be a separate earnings process, the portion of the sales price allocable to the fair value of the installation is deferred and recognized when installation is complete. We determine the fair value of the installation process based on technician labor billing rates, the expected number of hours to install the instrument based on historical experience, and amounts charged by third-parties. We continually monitor the level of effort required for the installation of our instruments to ensure that appropriate fair values have been determined. Deferred revenue, which includes customer prepayments and unearned service revenue, totaled $141.9 million at December 31, 2011.

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

We recognize royalty revenue, including upfront licensing fees, when the amounts are earned and determinable during the applicable period based on historical activity, and make revisions for actual royalties received in the following quarter. Materially different reported results would be likely if any of the estimated royalty revenue were significantly different from actual royalties received, however, historically, these revisions have not been material to our consolidated financial statements. For those arrangements where royalties cannot be reasonably estimated, we recognize revenue on the receipt of cash or royalty statements from our licensees. Since we are not able to forecast product sales by licensees, royalty payments that are based on product sales by the licensees are not determinable until the licensee has completed their computation of the royalties due and/or remitted their cash payment to us. In addition, we recognize up-front nonrefundable license fees when payments become due under contractual agreement, unless we have specific continuing performance obligations requiring deferral of all or a portion of these fees. If it cannot be concluded that a licensee fee is fixed or determinable at the outset of an arrangement, revenue is recognized as payments from third-parties become due. Should information on licensee product sales become available so as to enable us to recognize royalty revenue on an accrual basis, materially different revenues and results of operations could occur. Royalty revenue totaled $121.8 million, $130.4 million and $122.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Use of Estimates. Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, or GAAP. In preparing these statements, we are required to use estimates and assumptions. While we believe we have considered all available information, actual results could affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Estimates represent management’s best estimate given current economic conditions, and as a result, changes in economic conditions can materially alter actual results from management’s best estimates. We believe that, of the significant accounting policies discussed in Note 1 to our Consolidated Financial Statements, the following accounting policies require our most difficult, subjective or complex judgments:

➢

Allowance for doubtful accounts. We provide a reserve against our accounts receivables for estimated losses that may result from our customers’ inability to pay. We determine the amount of the reserve by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers’ country or industry, historical losses and our customers’ credit-worthiness. Amounts later determined and specifically identified by management to be uncollectible are charged or written off against this reserve. To minimize the likelihood of uncollectability, customers’ credit-worthiness is reviewed periodically based on external credit reporting services and our experience with the account and adjusted accordingly. Should a customer’s account become past due, we generally place a hold on the account and discontinue further shipments to that customer, minimizing further risk of loss. Bad debt expense is recorded as necessary to maintain an appropriate level of allowance for doubtful accounts. Additionally, our policy is to fully reserve for all accounts with aged balances greater than one year, with certain exceptions determined necessary by management. The likelihood of a material loss on an uncollectible account would be mainly dependent on deterioration in the financial condition of that customer or in the overall economic conditions in a particular country or environment. Reserves are fully provided for all expected or probable losses of this nature. Gross trade accounts receivables totaled $647.2 million and the allowance for doubtful accounts was $10.2 million at December 31, 2011. Historically, the Company’s reserves have been adequate to cover losses.

➢	Inventory adjustments. Inventories are stated at lower of cost or market. We review the components of our inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. The Company generally fully reserves for stock levels in excess of one year’s expected usage with certain exceptions deemed necessary by management. For those inventories less susceptible to obsolescence, the Company provides reserves for an estimation of spoilage of materials or specific to the inventory as determined by management. In the event a lower of cost or market issue arises, the Company will reserve for the value of the inventory in excess of current replacement cost. The likelihood of any material inventory write-down is dependent on customer demand, competitive conditions or new product introductions by us or our competitors that vary from our current expectations. Gross inventory totaled $466.6 million and the allowance for excess and obsolete and price impairment was $88.7 million at December 31, 2011. Historically, the Company’s reserve has been adequate to cover its losses.

➢	Valuation of goodwill. We are required to perform a review for impairment of goodwill in accordance with ASC Topic 350, Intangible — Goodwill and Other. The Company performs its goodwill impairment analysis at the reporting unit level, which aligns with the Company’s divisional reporting structure. Goodwill is considered to be impaired if we determine that the carrying value of the reporting unit exceeds its fair value. In addition to the annual review, an interim review is required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include:

•	macroeconomic conditions such as a deterioration in general economic conditions;

•

industry and market considerations such as a deterioration in the environment in which an entity operates, an adverse change in the market for our products and services including an unanticipated competition, or adverse regulatory or political developments;

•	significant cost factors including increases in raw materials or other costs that have a negative effect on earnings and cash flows;

•	a significant decline in our projected revenue or earnings growth or cash flows;

•	a significant loss of key personnel, significant adverse changes in strategy, customers, or litigation;

•

an event affecting our reporting units including a change in the composition or carry amount of its net assets, a more-likely-than-not expectation of selling or disposing of all, or a portion, of a reporting unit, the testing for recoverability of a significant asset group of a reporting unit, or goodwill impairment recognized at the subsidiary level of a reporting unit; and

•	a significant decline in our stock price or the stock price of comparable companies.

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

In accordance with our policy, we completed our most recent annual evaluation for impairment of goodwill as of October 1, 2011 and determined that no goodwill impairment existed. In this analysis, it was determined that no reporting unit of the Company was at risk of impairment when assessing the unit’s fair value compared to its carrying value. Our evaluation included management estimates of cash flow projections based on an internal strategic review. Key assumptions from this strategic review included revenue growth and future gross and operating margin growth. The Company also makes key assumptions related to its weighted cost of capital and terminal growth rates. The revenue and margin growth was based on increased sales of new and existing products as we expect to maintain our investment in research and development, the effect and growth from business acquisitions already consummated and lower selling, general and administrative expenses as a percentage of revenue. Additional value creators assumed included increased efficiencies from capital spending. The resulting cash flows were discounted using a weighted average cost of capital. Operating mechanisms to ensure that these growth and efficiency assumptions will ultimately be realized were also considered in our evaluation. Our market capitalization at October 1, 2011 was also compared to the discounted cash flow analysis. No indicators of impairments were noted through December 31, 2011 and consequently, no impairment charge has been recorded during the year.

We cannot guarantee our future annual or other periodic reviews for impairment of goodwill will not result in an impairment charge. Goodwill totaled $4,366.6 million at December 31, 2011.

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

If the assets are considered to be impaired, the impairment charge we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. Intangible assets acquired in a business combination that are used for in-process research and development activities, or capitalized in-process research and development, are considered indefinite lived until the completion or abandonment of the associated research and development efforts. Until capitalized in-process research and development is no longer considered to be indefinite, these assets are reviewed annually, or an interim review is required if an event occurs or circumstances change that would more likely than not reduce the fair value of an intangible asset below its carrying amount in accordance with ASC Topic 350, Intangible–Goodwill and Other. Fair value is determined by a combination of third-party sources and discounted cash flows. In addition, we base the useful lives and related amortization or depreciation expense on our estimate of the period that the assets will generate revenues or otherwise be used by the Company. We also periodically review the lives assigned to our intangible assets to ensure that our initial estimates do not exceed any revised estimated periods from which we expect to realize cash flows from the technologies. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase.

At December 31, 2011, the net book value of identifiable intangible assets that are subject to amortization totaled $1,676.9 million, the carrying value of identifiable intangible assets with indefinite lives totaled $69.9 million and the net book value of property, plant and equipment totaled $833.7 million.

➢

Valuation of financial instruments. We account for our financial instruments at fair value based on ASC Topic 820, Fair Value Measurements and Disclosures and ASC Topic 815, Derivatives and Hedging. In determining fair value, we consider both the credit risk of our counterparties and our own creditworthiness. ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements for financial instruments. The framework requires the valuation of investments using a three tiered approach in the valuation of investments. The Company reviews and evaluates the adequacy of the valuation techniques periodically. In the current year, there have not been any changes to the Company’s valuation methodologies. For details on the assets and liabilities subject to fair value measurements and the related valuation techniques used, refer to Note 11 of the Consolidated Financial Statements, “Fair Value of Financial Instruments”.

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

➢	Allocation of purchase price to acquired assets and liabilities in business combinations. The cost of an acquired business is assigned to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values at the date of acquisition. We assess fair value, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, using a variety of methods including an income approach such as a present value technique or a cost approach such as the estimation of current selling prices and replacement values. Fair value of the assets acquired and liabilities assumed, including intangible assets, in-process research and development (IPR&D), and contingent payments, are measured based on the assumptions and estimations with regards to the variable factors such as the amount and timing of future cash flows for the asset or liability being measured, appropriate risk-adjusted discount rates, nonperformance risk, or other factors that market participants would consider. Upon acquisition, we determine the estimated economic lives of the acquired intangible assets for amortization purposes, which are based on the underlying expected cash flows of such assets or per the Company policy. Adjustments to inventory are based on the fair market value of inventory and amortized into income based on the period in which the underlying inventory is sold. Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Actual results may vary from projected results and assumptions used in the fair value assessments.

➢	Accrued merger- and restructuring- related costs. To the extent that exact amounts are not determinable, we have estimated amounts for direct costs of our acquisitions, merger-related expenses and liabilities related to our business combinations and restructurings in accordance with ASC Topic 420, Exit or Disposal Cost Obligations. The Company expenses such costs in the periods in which the costs are incurred. Our accrued costs for merger and restructuring related charges were $8.7 million at December 31, 2011, which are expected to be paid in full in early 2012. Materially different reported results would be likely if any of the estimated costs or expenses were significantly different from actual or if the approach, timing and extent of the restructuring plans adopted by management were different.

➢

Benefit and pension plans. We sponsor and manage several pension plans and postretirement health plans for employees and former employees, and nonqualified supplemental benefit plans for select domestic and foreign employees. A majority of the Company’s current employees do not participate in these plans. Accounting and reporting for the pension plans and postretirement health plans requires the use of assumptions for discount rates, expected returns on plan assets and rates of compensation increase that are used by our actuaries to determine our liabilities and annual expenses for these plans in addition to the value of the plan assets included in our Consolidated Balance Sheets. During the year ended December 31, 2011, the weighted average discount rates we used to determine the benefit obligation were 4.60%, 4.57%, and

4.15% for domestic pension plans, foreign pension plans, and postretirement health plans, respectively. The discount rates we used to determine the net periodic pension cost were 5.45%, 4.83%, and 4.80% for domestic pension plans, foreign pension plans, and postretirement health plans, respectively. The long-term rates of expected return on plan assets were 5.45% to 8.00%, 5.14%, and 8.00% for domestic pension plans, foreign pension plans, and postretirement health plans, respectively. Our actuaries also rely on assumptions, such as mortality rates, in preparing their estimates for us. The liabilities for the pension plans and postretirement plans are generally determined using the unit credit method, which is to expense each participant’s benefit under the plan as they accrue. The discount rate is derived by the yield curve and consists of spot interest rates at half year increments for each of the next 30 years based on pricing and yield information for high quality corporate bonds. The Company determines the best-fit regression curve to the bond data, and converts this coupon yield curve to a spot yield curve, using techniques which assume no arbitrage opportunities. The Company matches the pension cash flow to the spot rates to determine a single equivalent discount rate. The rate of expected return on plan assets is an expected weighted average rate of earnings on the funds, which is a blended rate of historical returns and forward-looking capital market assumptions over the next 20 years adjusted by taking into account the benefits of diversification and rebalancing of the funds.

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

ASC Topic 740, Income Taxes defines the confidence level that a tax position must meet in order to be recognized in the financial statements. In accordance, we regularly assess uncertain tax positions in each of the tax jurisdictions in which we have operations and account for the related financial statement implications. Unrecognized tax benefits have been reported in accordance with ASC Topic 740, Income Taxes two-step approach under which the tax effect of a position is recognized only if it is “more-likely-than-not” to be sustained and the amount of the tax benefit recognized is equal to the largest tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement of the tax position. Determining the appropriate level of unrecognized tax benefits requires us to exercise judgment regarding the uncertain application of tax law. The amount of unrecognized tax benefits is adjusted when new information becomes available or when an event occurs indicating a change is appropriate. Future changes in required unrecognized tax benefits could have a material impact on our results of operations.

The Company has resolved the United States federal tax audit for the tax years 2006 and 2007. As a result of the examination, the Company released approximately $5.0 million of acquired tax reserves through income tax expense during the year ended December 31, 2011.

The Company continues to benefit from reduced tax rates in Singapore and Israel. Singapore’s taxing authority granted the Company pioneer company status which provides an incentive encouraging companies to undertake activities that have the effect of promoting economic or technological development in Singapore. This incentive equates to a tax exemption on earnings associated with most of the Company’s manufacturing activities and continues through June 30, 2014. The Company qualifies for an incentive tax benefit in Israel which provides for a reduced 3.5% tax rate on earnings from its subsidiary in Israel. This incentive has been granted for an indefinite period given minimum sales and investment levels are maintained. The impact of the tax holiday in Singapore decreased Singapore taxes by $17.2 million, $21.2 million and $20.1 million during the years ended December 31, 2011, 2010 and 2009, respectively. As residual United States deferred tax liabilities were provided on the earnings of Singapore for the year ended December 31, 2009, income tax expense was reduced only for the years ended December 31, 2010 and 2011 for the reduction in Singapore taxes. The impact of the tax holiday in Israel decreased both taxes paid and income tax expense by $1.7 million, $1.5 million and $1.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

➢	Share-based compensation. We grant share-based awards to eligible employees and directors to purchase or receive shares of our common stock. In addition, we have qualified employee stock purchase plans in which eligible employees may elect to withhold up to 15% of their compensation to purchase shares of our common stock on a quarterly basis at a discounted price equal to 85% of the lower of the employee’s offering price or the closing price of the stock on the date of purchase. The benefits provided by these plans qualify as share-based compensation under the provisions of ASC Topic 718, Compensation—Stock Compensation, which requires us to recognize compensation expense based on their estimated fair values determined on the date of grant for all share-based awards granted, and the cumulative expense is adjusted by modified or cancelled shares subsequently.

For the year ended December 31, 2011, we recognized $29.2 million and $47.4 million of pre-tax compensation expense for employee stock options and purchase rights, and restricted stock units, respectively. At December 31, 2011, there was $23.3 million and $101.8 million remaining in unrecognized compensation cost related to employee stock options and restricted stock units, respectively, which are expected to be recognized over a weighted average period of 1.3 years and 2.7 years, respectively.

We estimate the fair value of share-based awards on the date of grant using the Black-Scholes option-pricing method (Black-Scholes method). The determination of fair value of share-based awards using an option-pricing model requires the use of certain estimates and assumptions that affect the reported amount of share-based compensation cost recognized in our Consolidated Statements of Income. These include estimates of the expected term of share-based awards, expected volatility of our stock price, expected dividends and the risk-free interest rate. These estimates and assumptions are highly subjective and may result in materially different amounts should circumstances change and we employ different assumptions in our application of fair value assessment in future periods. The Company uses historical forfeiture rate trends as a basis for estimating pre-vesting forfeitures. Should there be a material shift in employee vesting trends, there could be a material change in actual forfeiture experience. During 2011, the Company made an adjustment of $4.2 million to restricted stock unit compensation expense as result of applying an adjusted forfeit estimate on such awards. Previously, the Company did not estimate a forfeiture rate on restricted stock units as historical grants were granted primarily to executives and directors with minimal forfeiture activity, thus the Company’s history of restricted stock unit pre-vesting forfeitures was minimal. As a result of recent changes where restricted stock units are granted to a larger population of employees, causing increased forfeiture activity, the Company applied the estimated forfeiture rates during 2011.

For share-based awards issued during the year ended December 31, 2011, we estimated the expected term by considering various factors including the vesting period of options granted, employees’ historical exercise and post-employment termination behavior and aggregation by homogeneous employee groups. Our estimated volatility was derived using a combination of our historical stock price volatility and the implied volatility of market-traded options of our common stock with terms of up to approximately one year. Our decision to use a combination of historical and implied volatility was based upon the availability of actively traded options of our common stock and our assessment that such a combination was more representative of future expected stock price trends. We have never declared or paid any cash dividends on our common stock and currently do not anticipate paying such cash dividends. We currently anticipate that we will retain all of our future earnings for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, financial covenants, tax laws and other factors as the Board of Directors, in its discretion, deems relevant. The risk-free interest rate is based upon United States Treasury securities with remaining terms similar to the expected term of the share-based awards.

➢	Insurance, environmental, divestiture, and warranty reserves. We maintain self-insurance reserves to cover potential property, casualty and workers’ compensation exposures from current operations and certain former businesses the Company acquired. These reserves are based on loss probabilities and take into account loss history as well as projections based on industry statistics. We also maintain environmental reserves to cover estimated costs for certain environmental exposures assumed in previous acquisitions. The environmental reserves, which are not discounted, are determined by management based upon currently available information. Historically, the Company’s environmental reserves have been adequate to cover its costs. Divestiture reserves are maintained for known claims and warranties assumed in the acquisition. The product liability and warranty reserves are based on management estimates that consider historical claims. As actual losses and claims become known to us, we may need to make a material change in our estimated reserves, which could also materially impact our results of operations. Our insurance, environmental, divestiture, and warranty reserves totaled $18.1 million at December 31, 2011.

➢	Litigation reserves. Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in the Consolidated Balance Sheets. The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the favorable or unfavorable outcome of the particular litigation. Both the amount and range of loss on pending litigation is uncertain. As such, we are unable to make a reasonable estimate of the liability that could result from unfavorable outcomes in litigation. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

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

RECENT ACCOUNTING PRONOUNCEMENTS

For information on the recent accounting pronouncements impacting our business, refer to Note 1 of the Consolidated Financial Statements included in Item 8.

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

Changes in foreign currency exchange rates can affect our reported results of operations, which are reported in United States dollars. Based on the foreign currency rate in effect at the time of the translation of our foreign operations into United States dollars, reported results could be different from prior periods even if the same amount and mix of our products were sold at the same local prices during the two periods. This will affect our reported results of operations and also makes the comparison of our business performance in two periods more difficult. For example, our revenues for the year ended December 31, 2011 were approximately $3,775.7 million using applicable foreign currency exchange rates for that period. However, applying the foreign currency exchange rates in effect during the year ended December 31, 2010 to our revenues generated by foreign subsidiaries whose functional currencies differ from the United States dollars for the year ended December 31, 2011, including the results of our hedging program, would result in approximately $42.8 million less revenue for that period. These changes in currency exchange rates have affected and will continue to affect, our reported results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities.

Foreign Currency Transactions

We have operations through legal entities in Europe, Asia-Pacific and the Americas. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. As of December 31, 2011, the Company had $438.6 million of accounts receivable and $37.3 million of accounts payable, respectively, denominated in a foreign currency. The Company has accounts receivables and payables denominated in both the functional currency of the legal entity as well as receivables and payables denominated in a foreign currency that differs from the functional currency of the legal entity. For receivables and payables denominated in the legal entity’s functional currency, the Company does not have financial statement risk, and therefore does not hedge such transactions. For those receivables and payables denominated in a currency that differs from the functional currency of the legal entity, the Company hedges such transactions to prevent financial statement risk. As a result, a hypothetical movement in foreign currency rates would not be expected to have a material financial statement impact on the settlement of these outstanding receivables and payables.

Both realized and unrealized gains and losses on the value of these receivables and payables were included in other income and expense in the Consolidated Statements of Operations. Net currency exchange gains and (losses) recognized on business transactions, net of hedging transactions, were $(8.3) million, $0.4 million and $(9.0) million for the years ended December 31, 2011, 2010 and 2009, respectively, and are included in other income and expense in the Consolidated Statements of Operations. These gains and losses arise from the timing of cash collections compared to the hedged transactions, which can vary based on timing of actual customer payments.

The Company’s intercompany foreign currency receivables and payables are primarily concentrated in the euro, British pound, and Japanese yen. Historically, we have used foreign currency forward contracts to mitigate foreign currency risk on these intercompany foreign currency receivables and payables. At December 31, 2011 and 2010, the Company had a notional principal amount of $940.4 million and $1,012.7 million, respectively, in foreign currency forward contracts outstanding to hedge currency risk on specific intercompany receivables and payables denominated in a currency that differs from the legal entity’s functional currency. These foreign currency forward contracts, as of December 31, 2011, which settle in January 2012 through April 2012, effectively fix the exchange rate at which these specific receivables and payables will be settled, so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying receivables and payables. At December 31, 2011, the Company does not expect there will be a significant impact from unhedged foreign currency intercompany transactions.

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

Refer to Note 11 of the Consolidated Financial Statements, “Fair Value of Financial Instruments” for more information on the Company’s hedging programs.

Cash Flow Hedges

The ultimate United States dollar value of future foreign currency sales generated by our reporting units is subject to fluctuations in foreign currency exchange rates. The Company used foreign currency forward contracts to mitigate foreign currency risk on forecasted foreign currency sales during the year ended December 31, 2011 to limit the exposure from changes in currency exchange rates. The change in fair value prior to their maturity was accounted for as cash flow hedges, and recorded in other comprehensive income, net of tax, in the Consolidated Balance Sheets according to ASC Topic 815, Derivatives and Hedging. To the extent any portion of the forward contracts was determined to not be an effective hedge, the increase or decrease in value prior to the maturity was recorded in other income or expense in the Consolidated Statements of Operations. The fair value of foreign currency forward contracts was reported in other current assets or other current liabilities in the Consolidated Balance Sheet while outstanding and as appropriate. The Company reclassed deferred gains or losses reported in accumulated other comprehensive income into revenue when the underlying foreign currency sales occurred and were recognized in consolidated earnings. The Company used an inventory turnover ratio for each international operating unit to align the timing of a hedged item and a hedging instrument to impact the Consolidated Statements of Operations during the same reporting period.

During the year ended December 31, 2011, the Company did not recognize any material ineffective portion of its hedging instruments, and no hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring for foreign currency forward contracts. At December 31, 2011, the Company did not have any foreign currency forward contracts outstanding to hedge foreign currency revenue risk under ASC Topic 815, Derivatives and Hedging. The Company will continuously monitor the impact of foreign currency risk upon the financial results as part of the Company’s risk management program and at management’s discretion may enter into derivative transactions.

Commodity Prices

Our exposure to commodity price changes relates to certain manufacturing operations that utilize certain commodities as raw materials. We manage our exposure to changes in those prices primarily through our procurement and sales practices.

Interest Rates

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The fair value of our cash equivalents, marketable securities, short-term investments, and derivatives is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness or our own credit risk. The Company uses credit default swap spread to derive risk-adjusted discount rate to measure the fair value of some of our financial instruments. At December 31, 2011, we had $882.0 million in cash, cash equivalents, restricted cash and short-term investments, all of which approximated the fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of these assets at December 31, 2011, as the assets consisted of highly liquid securities with short-term maturities. The Company accounts for the $25.0 million of its long-term investments under the cost method and due to the nature of these investments, mainly non-public and early stage companies, the Company believes calculating a fair value thereon not to be practicable. Changes in market interest rates would not be expected to have an impact on these investments. Refer to Note 11 of the Consolidated Financial Statements, “Fair Value of Financial Instruments”.

As of December 31, 2011, the Company had a carrying value of $2,743.7 million in debt with fixed interest rates, thus, the variability in market interest rates would not be expected to have a material impact on our scheduled interest payments. The Company will continuously assess the most appropriate method of financing the Company’s short and long term operations.

Fair Value Measurements

ASC Topic 820, Fair Value Measurements and Disclosures requires certain financial and non-financial assets and liabilities to be measured at fair value using a three tiered approach. There were zero and $284.8 million of assets and liabilities, respectively, for which the Company used level 3, or significant unobservable inputs, to measure fair value at December 31, 2011. During 2011, the Company transferred $4.7 million of contingent consideration liabilities into level 3. Using level 3 estimates, the Company also recorded an increase to research and development expense of $13.7 million upon the achievement of a technological and time based milestone and time value accretion of $6.2 million to interest expense, which were offset by a reduction of $2.7 million to cost of revenues based on a revised probability of achievement of milestones. For further discussion on the Company’s fair value measurements and valuation methodologies, refer to Note 11 of the Consolidated Financial Statements, “Fair Value of Financial Instruments”.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

See discussion under Market Risk in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To The Board of Directors and the Stockholders of Life Technologies Corporation:

We have audited the accompanying consolidated balance sheets of Life Technologies Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(c). These financial statements and schedule are the responsibility of Life Technologies Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Life Technologies Corporation at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Life Technologies Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Diego, California

February 29, 2012

LIFE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$838,762	$813,569
Short-term investments	26,559	23,079
Restricted cash	16,673	18,153
Trade accounts receivable, net of allowance for doubtful accounts of $10,200 and $10,389, respectively	636,998	587,456
Inventories, net	377,866	323,318
Deferred income tax assets	40,079	90,947
Prepaid expenses and other current assets	156,680	190,003

Total current assets	2,093,617	2,046,525

Long-term investments	24,996	22,448
Property and equipment, net	833,678	847,984
Goodwill	4,366,584	4,372,073
Intangible assets, net	1,746,701	2,040,175
Deferred income tax assets	28,805	26,752
Other assets	93,582	130,242

Total assets	$9,187,963	$9,486,199

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$450,839	$347,749
Accounts payable	178,374	174,449
Deferred compensation and related benefits	201,689	202,229
Deferred revenues and reserves	113,048	109,981
Contingent considerations	283,098	—
Accrued expenses and other current liabilities	269,258	257,987
Accrued income taxes	—	53,990

Total current liabilities	1,496,306	1,146,385

Long-term debt	2,297,653	2,727,624
Pension liabilities	190,692	145,298
Deferred income tax liabilities	410,565	557,982
Income taxes payable	102,881	114,726
Other long-term obligations	90,640	356,155

Total liabilities	4,588,737	5,048,170

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.01 par value, 6,405,884 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value, 400,000,000 shares authorized; 211,652,864 and 207,243,588 shares issued, respectively	2,117	2,072
Additional paid-in-capital	5,441,061	5,222,859
Accumulated other comprehensive income	64,656	96,612
Retained earnings	910,991	532,499
Less cost of treasury stock; 33,100,712 shares and 24,992,450 shares, respectively	(1,819,599)	(1,419,966)

Total Life Technologies stockholders’ equity	4,599,226	4,434,076
Noncontrolling interest	—	3,953
Total equity	4,599,226	4,438,029

Total liabilities and equity	$9,187,963	$9,486,199

See accompanying notes for additional information.

LIFE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Years Ended December 31,
	2011	2010	2009
Revenues	$3,775,672	$3,588,094	$3,280,344
Cost of revenues	1,356,967	1,188,199	1,173,057
Purchased intangibles amortization	308,728	293,754	282,562

Gross profit	2,109,977	2,106,141	1,824,725

Operating expenses:
Selling, general and administrative	1,008,973	1,023,179	987,116
Research and development	377,924	375,465	337,099
Purchased in-process research and development	—	1,650	1,692
Business consolidation costs	75,324	93,450	112,943

Total operating expenses	1,462,221	1,493,744	1,438,850

Operating income	647,756	612,397	385,875

Other income (expense):
Interest income	3,932	4,266	4,698
Interest expense	(162,073)	(152,322)	(192,911)
Loss on early extinguishment of debt	—	(54,185)	(12,478)
Gain on divestiture of equity investments	—	37,260	—
Other income (expense), net	(10,913)	(5,864)	9,362

Total other expense, net	(169,054)	(170,845)	(191,329)

Income before provision for income taxes	478,702	441,552	194,546
Income tax provision	(100,868)	(63,694)	(49,952)

Net income	377,834	377,858	144,594
Net loss attributable to noncontrolling interests	658	437	—

Net income attributable to Life Technologies	$378,492	$378,295	$144,594

Earnings per common share attributable to Life Technologies stockholders:
Basic	$2.11	$2.06	$0.82
Diluted	$2.05	$1.99	$0.80
Weighted average shares used in per share calculations:
Basic	179,390	183,398	175,872
Diluted	185,595	190,591	181,415

See accompanying notes for additional information.

LIFE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands)

	Common Stock		Additional Paid-in- Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Total Life Tech. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2008	189,629	$1,896	$4,508,259	$(98,807)	$9,610	(16,159)	$(964,420)	$3,456,538	$—	$3,456,538

Comprehensive Income:
Pension liability, net of deferred taxes	—	—	—	30,090	—	—	—	30,090	—	30,090
Realized loss on cash flow hedges, reclassed into earnings, net of deferred taxes	—	—	—	8,563	—	—	—	8,563	—	8,563
Unrealized loss on cash flow hedges, net of deferred taxes	—	—	—	(5,557)	—	—	—	(5,557)	—	(5,557)
Translation adjustment	—	—	—	117,679	—	—	—	117,679	—	117,679
Net income	—	—	—	—	144,594	—	—	144,594	—	144,594

Comprehensive income								295,369	—	295,369
Common stock issuances for business combination	760	8	38,930	—	—	—	—	38,938	—	38,938
Common stock issuances under employee stock plans	5,771	58	172,090	—	—	(7)	(240)	171,908	—	171,908
Tax benefit of employee stock plans	—	—	5,406	—	—	—	—	5,406	—	5,406
Purchase of treasury shares	—	—	—	—	—	—	—	—	—	—
Issuance of restricted shares, net of shares repurchased for minimum tax liability	137	1	(1)	—	—	(48)	(1,593)	(1,593)	—	(1,593)
Amortization of stock-based compensation	—	—	60,102	—	—	—	—	60,102	—	60,102

Balance at December 31, 2009	196,297	$1,963	$4,784,786	$51,968	$154,204	(16,214)	$(966,253)	$4,026,668	$—	$4,026,668

Comprehensive Income:
Pension liability, net of deferred taxes	—	—	—	(11,343)	—	—	—	(11,343)	—	(11,343)
Realized gain on cash flow hedges, reclassed into earnings, net of deferred taxes	—	—	—	(9,880)	—	—	—	(9,880)	—	(9,880)
Unrealized loss on cash flow hedges, net of deferred taxes	—	—	—	(5,538)	—	—	—	(5,538)	—	(5,538)
Translation adjustment	—	—	—	71,405	—	—	—	71,405	1,728	73,133
Net income (loss)	—	—	—	—	378,295	—	—	378,295	(437)	377,858

Comprehensive income								422,939	1,291	424,230
Common stock issuances for business combination	3,374	34	159,320	—	—	—	—	159,354	35,177	194,531
Purchase of subsidiaries shares	—	—	(5,393)	—	—	—	—	(5,393)	(32,515)	(37,908)
Common stock issuances under employee stock plans	4,428	44	131,933	—	—	(3)	(109)	131,868	—	131,868
Tax benefit of employee stock plans	—	—	29,763	—	—	—	—	29,763	—	29,763
Common stock issuances for convertible debt	2,403	24	43,409	—	—	—	—	43,433	—	43,433
Purchase of treasury shares	—	—	—	—	—	(8,442)	(436,629)	(436,629)	—	(436,629)
Issuance of restricted shares, net of shares repurchased for minimum tax liability	742	7	(8)	—	—	(333)	(16,975)	(16,976)	—	(16,976)
Amortization of stock-based compensation	—	—	79,049	—	—	—	—	79,049	—	79,049

Balance at December 31, 2010	207,244	$2,072	$5,222,859	$96,612	$532,499	(24,992)	$(1,419,966)	$4,434,076	$3,953	$4,438,029

Comprehensive Income:
Pension liability, net of deferred taxes	—	—	—	(46,643)	—	—	—	(46,643)	—	(46,643)
Realized loss on cash flow hedges, reclassed into earnings, net of deferred taxes	—	—	—	39,662	—	—	—	39,662	—	39,662
Unrealized loss on cash flow hedges, net of deferred taxes	—	—	—	(13,856)	—	—	—	(13,856)	—	(13,856)
Translation adjustment	—	—	—	(11,119)	—	—	—	(11,119)	285	(10,834)
Net income (loss)	—	—	—	—	378,492	—	—	378,492	(658)	377,834

Comprehensive income								346,536	(373)	346,163
Common stock issuances for business combination	—	—	(28)	—	—	—	—	(28)	—	(28)
Purchase of subsidiaries shares	—	—	(1,128)	—	—	—	—	(1,128)	(3,580)	(4,708)
Common stock issuances under employee stock plans	3,340	34	109,608	—	—	(1)	(28)	109,614	—	109,614
Tax benefit of employee stock plans	—	—	12,266	—	—	—	—	12,266	—	12,266
Common stock issuances for convertible debt	442	5	9,014	—	—	—	—	9,019	—	9,019
Purchase of treasury shares	—	—	—	—	—	(7,912)	(386,377)	(386,377)	—	(386,377)
Issuance of restricted shares, net of shares repurchased for minimum tax liability	514	5	(5)	—	—	(195)	(7,451)	(7,451)	—	(7,451)
Issuance of deferred stock	113	1	11,507	—	—	(1)	(5,777)	5,731	—	5,731
Amortization of stock-based compensation	—	—	76,968	—	—	—	—	76,968	—	76,968

Balance at December 31, 2011	211,653	$2,117	$5,441,061	$64,656	$910,991	(33,101)	$(1,819,599)	$4,599,226	$—	$4,599,226

See accompanying notes for additional information.

LIFE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$377,834	$377,858	$144,594
Adjustments to reconcile net income to net cash provided by operating activities, including effects of businesses acquired and divested:
Depreciation	123,578	122,978	115,691
Amortization of intangible assets	313,948	299,616	295,954
Amortization of deferred debt issuance costs	6,860	62,972	31,847
Amortization of inventory fair market value adjustments	529	940	62,747
Amortization of deferred revenue fair market value adjustment	2,881	7,015	34,791
Share-based compensation expense	76,968	79,049	60,102
Incremental tax benefits from stock options exercised	(12,971)	(21,053)	(14,058)
Deferred income taxes	(108,956)	(107,067)	18,252
Loss on disposal of assets	3,827	4,351	7,920
Gain on sale of equity investment	—	(37,260)	—
Purchase of in-process research and development	—	1,650	1,692
Debt discount amortization and other non-cash expense	45,400	38,035	42,866
Other non-cash adjustments	6,196	11,442	13,040
Changes in operating assets and liabilities:
Trade accounts receivable	(59,825)	(57,334)	(10,448)
Inventories	(58,527)	(21,456)	11,808
Prepaid expenses and other current assets	3,119	(14,281)	(3,576)
Other assets	26,015	(4,862)	(6,108)
Accounts payable	(2,584)	(62,889)	6,525
Accrued expenses and other liabilities	27,203	(2,680)	36,725
Income taxes	32,677	36,946	(122,751)
Currency impact on intercompany settlements	4,963	25,119	16,395

Net cash provided by operating activities	809,135	739,089	744,008

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(13,842)	(26,733)	(11,363)
Proceeds from sale of investments	3,414	2,071	—
Net cash paid for business combinations	(28)	(343,387)	(55,036)
Net cash paid for asset purchases	(2,771)	(6,450)	(31,251)
Proceeds from asset divestiture	—	—	15,239
Net cash received (paid) for divestiture of equity investment	(39,364)	379,512	—
Purchases of property and equipment	(105,132)	(124,817)	(180,631)
Proceeds from sale of property and equipment	5,839	—	5,044

Net cash used in investing activities	(151,884)	(119,804)	(257,998)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term obligations	(350,354)	(2,320,299)	(425,000)
Proceeds from long-term obligations	—	2,288,277	—
Principal payments on short-term obligations	—	(127,000)	—
Proceeds from short-term obligations	—	127,000	—
Cash paid in business combination milestones and non-controlling interest acquisitions	(4,001)	(54,388)	—
Issuance cost payments on long-term obligations	(1,082)	(17,938)	—
Incremental tax benefits from stock options exercised	12,971	21,053	14,058
Proceeds from sale of common stock	111,265	131,346	171,238
Capital lease payments	(2,189)	(2,146)	(805)
Purchase of treasury stock	(393,878)	(453,713)	(1,832)

Net cash used in financing activities	(627,268)	(407,808)	(242,341)
Effect of exchange rate changes on cash	(4,790)	5,505	16,988

Net increase in cash and cash equivalents	25,193	216,982	260,657
Cash and cash equivalents, beginning of period	813,569	596,587	335,930

Cash and cash equivalents, end of period	$838,762	$813,569	$596,587

See accompanying notes for additional information.

LIFE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011, 2010 AND 2009

1.	BUSINESS ACTIVITY, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND SIGNIFICANT ACCOUNTS

Business Activity

We are a global life sciences company dedicated to helping our customers make scientific discoveries and applying those discoveries to ultimately improve the quality of life. Our systems, reagents, and services enable scientific researchers to accelerate scientific exploration, driving life-enhancing discoveries and developments. Life Technologies’ customers do their work across the biological spectrum, advancing genomic medicine, regenerative science, molecular diagnostics, agricultural and environmental research and 21st century forensics. The Company has a workforce of approximately 10,400 people, has a presence in more than 160 countries, and possesses a rapidly growing intellectual property estate of over 4,000 patents and exclusive licenses around the world.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Life Technologies Corporation and its majority owned or controlled subsidiaries, collectively referred to as Life Technologies (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation. When there is a portion of equity in an acquired subsidiary not attributable, directly or indirectly, to the parent, the Company records the fair value of the noncontrolling interests at the acquisition date and classifies the amounts attributable to noncontrolling interests separately in equity in the Company’s Consolidated Financial Statements. Any subsequent changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary are accounted for as equity transactions. For details on the noncontrolling interests, refer to the Consolidated Statements of Stockholders’ Equity and Comprehensive Income.

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

Concentrations of Risks

Approximately $696.3 million, $712.3 million and $655.8 million, or 18%, 20% and 21% of the Company’s revenues during the years ended December 31, 2011, 2010 and 2009, respectively, were derived from university and research institutions which management believes are, to some degree, directly or indirectly supported by the United States Government. If there were to be a significant change in current research funding, particularly with respect to the National Institute of Health, it could have a material adverse impact on the Company’s future revenues and results of operations.

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, updating ASC Topic 220, Comprehensive Income. Under the amended ASC Topic 220, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance eliminates the current option to present other comprehensive income and its components in the Statement of Stockholders’ Equity. This guidance does not change the components that are recognized in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for the Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, updating ASC Topic 220, Comprehensive Income. This guidance defers changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The guidance in ASU 2011-05 and ASU 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and is to be applied retrospectively. The Company does not believe the adoption of this guidance in the first quarter of 2012 will have an impact on its consolidated financial statements or on future operating results.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, updating ASC Topic 820, Fair Value Measurement. This guidance clarifies existing fair value guidance and expands disclosure requirements on, among other things, fair value measurements using Level 3 unobservable inputs. Level 3 unobservable inputs refer to prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity). This guidance requires disclosures of quantitative information about the inputs used in Level 3 valuations, the valuation process used, and the sensitivity of the fair value measurements to changes in unobservable inputs. Refer to Note 11 of the Consolidated Financial Statements, “Fair Value of

Financial Instruments” for more description on fair value measurements using Level 3 unobservable inputs. This guidance is effective for interim and annual periods beginning after December 15, 2011, and is to be applied prospectively. The Company does not believe the adoption of this guidance in the first quarter of 2012 will have a material impact on its consolidated financial statements or on future operating results.

Revenue Recognition

We derive our revenue from the sale of our products, services and technology. We recognize revenue from product sales upon transfer of title of the product or performance of services. Transfer of title generally occurs upon shipment to the customer. We generally ship to our customers FOB shipping point. Concurrently, we record provisions for warranty, returns, and installation based on historical experience and anticipated product performance. Revenue is not recognized at the time of shipment of products in situations where risks and rewards of ownership are transferred to the customer at a point other than upon shipment to the customer due to the shipping terms, the existence of an acceptance clause, the achievement of milestones, or certain return or cancellation privileges. Revenue is recognized according to the shipping terms, at the time of customer acceptance, the lapse of acceptance provisions or cancellation privileges, or achievement of milestones. Service revenue is recognized over the period services are performed. If our shipping policies or sales terms were to change, materially different reported results could occur. In cases where customers order and pay for products and request that we store a portion of their order for them at our cost, we record any material up-front payments as deferred revenue in current or long-term liabilities, depending on the length of the customer prepayment, in the Consolidated Balance Sheets and recognize revenue upon shipment of the product to the customer. For instruments where installation is determined to be a separate earnings process, the portion of the sales price allocable to the fair value of the installation is deferred and recognized when installation is complete. We determine the fair value of the installation process based on technician labor billing rates, the expected number of hours to install the instrument based on historical experience, and amounts charged by third-parties. We continually monitor the level of effort required for the installation of our instruments to ensure that appropriate fair values have been determined. Deferred revenue, which includes customer prepayments and unearned service revenue, totaled $141.9 million at December 31, 2011.

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

We recognize royalty revenue, including upfront licensing fees, when the amounts are earned and determinable during the applicable period based on historical activity, and make revisions for actual royalties received in the following quarter. Materially different reported results would be likely if any of the estimated royalty revenue were significantly different from actual royalties received; however, historically, these revisions have not been material to our consolidated financial statements. For those arrangements where royalties cannot be reasonably estimated, we recognize revenue on the receipt of cash or royalty statements from our licensees. Since we are not able to forecast product sales by licensees, royalty payments that are based on product sales by the licensees are not determinable until the licensee has completed their computation of the royalties due and/or remitted their cash payment to us. In addition, we recognize up-front nonrefundable license fees when due under contractual agreement, unless we have specific continuing performance obligations requiring deferral of all or a portion of these fees. If it cannot be concluded that a licensee fee is fixed or determinable at the outset of an arrangement, revenue is recognized as payments from third-parties become due. Should information on licensee product sales become available so as to enable us to recognize royalty revenue on an accrual basis, materially different revenues and results of operations could occur. Royalty revenue totaled $121.8 million, $130.4 million and $122.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Restricted Cash and Related Liabilities

The Company had restricted cash of $16.7 million and $18.2 million at December 31, 2011 and 2010, respectively, which was held in Rabbi Trusts for the payment of certain non-qualified pension plan liabilities. The funds are invested primarily in money market accounts. At December 31, 2011 and 2010, the Company had $19.1 million and $18.3 million, respectively, for non-qualified pension plan liabilities recognized in current liabilities and pension liabilities in our Consolidated Balance Sheets in association with the funds held in the Rabbi Trusts. Rabbi Trusts remain in place for the term of benefits payable, which in the case of non-qualified pension plans is the death of the participants or their designated beneficiaries. The Rabbi Trust assets are subject to the claims of the Company’s creditors in the event of the Company’s insolvency. No further contributions are required to be made to the Rabbi Trusts as of December 31, 2011.

Accounts Receivable

The Company provides reserves against trade receivables for estimated losses that may result from a customers’ inability to pay. The amount is determined by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers’ country or industry, historical losses and customer credit-worthiness. Bad debt expense is recorded as necessary to maintain an appropriate level of allowance for doubtful accounts in selling, general and administrative expense. Additionally, our policy is to fully reserve for all accounts with aged balances greater than one year, with certain exceptions determined necessary by management. Amounts determined to be uncollectible are charged or written off against the reserve. The allowances for doubtful accounts were $10.2 million and $10.4 million at December 31, 2011 and 2010, respectively.

Inventories

Inventories are generally stated at lower of cost (first-in, first-out method) or market. Cost is determined principally on the standard cost method for manufactured goods that approximates cost on the first-in, first-out method. The Company reviews the components of its inventory on a regular basis for excess, obsolete and impaired inventory and makes appropriate dispositions as obsolete inventory is identified. Reserves for excess, obsolete and impaired inventory were $88.7 million and $92.4 million at December 31, 2011 and 2010, respectively. Inventories include material, labor and overhead costs in addition to purchase accounting adjustments to write-up acquired inventory to estimated selling prices less costs to complete, costs of disposal and a reasonable profit allowance.

Inventories consist of the following at December 31:

(in thousands)	2011	2010
Raw materials and components	$105,628	$87,557
Work in process (materials, labor and overhead)	93,738	63,772
Finished goods (materials, labor and overhead)	178,500	171,989

Total inventories, net	$377,866	$323,318

Prepaid Expenses and Other Current Assets

Prepaid Expenses and Other Current Assets include hedge assets, prepaid assets, and other current assets, none of which was material at December 31, 2011 and 2010.

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

The accounting for changes in fair value of a derivative instrument depends on the nature of the derivative and whether the derivative qualifies as a hedging instrument in accordance with ASC Topic 815, Derivatives and Hedging. Those hedging instruments that qualify for hedge accounting are included as an adjustment to revenue or interest expense, depending upon the nature of the underlying transactions the Company is hedging for. Those hedges that do not qualify for hedge accounting are included in other income (expense).

For details on the assets and liabilities subject to fair value measurements and the related valuation techniques used, and for details on derivative instruments, refer to Note 11 of the Consolidated Financial Statements, “Fair Value of Financial Instruments”.

Valuation of Long-Lived Assets and Intangibles

The Company reviews long-lived assets and intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We periodically evaluate the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of our long-lived assets. The criteria used for these evaluations include management’s estimate of the asset’s continuing ability to generate income from operations and positive cash flow in future periods as well as the strategic significance of any intangible asset in the Company’s business objectives. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets, which is determined by applicable market prices, when available. For intangible assets not subject to amortization, the Company assesses for impairment at least annually. There was no material impairment loss recognized for long-lived assets during the years ended December 31, 2011, 2010 and 2009.

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

Capitalized internal-use software costs include only those direct costs associated with the actual development or acquisition of computer software for internal use, including costs associated with the design, coding, installation and testing of the system. Costs associated with preliminary development, such as the evaluation and selection of alternatives, as well as training, maintenance and support are expensed as incurred. At December 31, 2011 and 2010 the Company had $137.8 million and $129.0 million in unamortized capitalized software costs, respectively. For the years ended December 31, 2011, 2010 and 2009, the Company amortized into expense $27.0 million, $25.2 million and $19.6 million, respectively, related to capitalized computer software costs.

Property and equipment consist of the following at December 31:

(in thousands)	Estimated Useful Life (in years)	2011	2010
Land	—	$140,738	$139,638
Building and improvements	1-50	449,124	449,962
Machinery and equipment	1-10	445,880	413,004
Internal use software	1-10	246,520	207,904
Construction in process	—	63,485	59,236

Total gross property and equipment		1,345,747	1,269,744
Accumulated depreciation and amortization		(512,069)	(421,760)

Total property and equipment, net		$833,678	$847,984

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated useful lives. Amortization expense related to intangible assets associated with product sales for the years ended December 31, 2011, 2010 and 2009 was $308.7 million, $293.8 million and $282.6 million, respectively. Acquired in-process research and development assets are accounted for as indefinite life intangible assets subject to annual impairment test, or earlier if an event or circumstance indicates that impairment may have occurred, until completion or abandonment of the acquired projects. Upon reaching the end of the relevant research and development project, the Company will amortize the acquired in-process research and development over its estimated useful life or expense the acquired in-process research and development should the research and development project be unsuccessful with no future alternative use. In connection with acquisitions, $1.7 million of the purchase price was allocated to in-process research and development and expensed in the Consolidated Statements of Operations for each of the years ended December 31, 2010 and 2009 according to SFAS 141, Accounting for Business Combinations. In addition, the Company recorded $0.8 million and $9.7 million of amortization expense in other income (expense) for the years ended December 31, 2010 and 2009, respectively, in connection with the joint venture investment which was divested in January 2010.

Intangible assets consist of the following:

	December 31, 2011			December 31, 2010
(in thousands)	Weighted average life	Gross carrying amount	Accumulated amortization	Weighted average life	Gross carrying amount	Accumulated amortization
Amortized intangible assets:
Purchased technology	7 years	$1,239,574	$(909,246)	7 years	$1,227,942	$(797,694)
Purchased tradenames and trademarks	9 years	322,906	(150,840)	9 years	323,863	(120,573)
Purchased customer base	11 years	1,441,472	(424,039)	12 years	1,441,781	(305,865)
Other intellectual properties	6 years	336,312	(179,289)	6 years	299,586	(111,216)

		$3,340,264	$(1,663,414)		$3,293,172	$(1,335,348)

Intangible assets not subject to amortization:
Purchased tradenames		$7,451			$7,451
In-process research and development		62,400			74,900

Estimated amortization expense for amortizable intangible assets owned as of December 31, 2011 for each of the five succeeding fiscal years is as follows:

(in thousands)
Years Ending December 31,
2012	$292,691
2013	280,223
2014	239,748
2015	219,068
2016	164,481

Goodwill

Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. In accordance with ASC Topic 350, Intangibles—Goodwill and Other, goodwill is tested for impairment on an annual basis and earlier if there is an indicator of impairment. The Company performs its goodwill impairment tests annually during the fourth quarter of its fiscal year and earlier if an event or circumstance indicates that impairment has occurred. The Company utilized a discounted cash flow analysis to estimate the fair value of each reporting unit. The evaluation included management estimates of cash flow projections based on an internal strategic review. Key assumptions from this strategic review included revenue growth, future gross and operating margin growth, and the Company’s weighted cost of capital. The Company also used internal allocations of assets and liabilities and Company specific discount rates to determine the estimated value of each reporting unit. Based on this analysis, the Company determined that no impairment exists at October 1, 2011. No indicators of impairments were noted through December 31, 2011 and consequently, no impairment charge has been recorded during the year.

Changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 are as follows:

(in thousands)	Total
Balance at December 31, 2009	$3,783,806
Purchase adjustments of income tax considerations	(4,944)
Other adjustments	1,265
Goodwill acquired during the year	593,297
Foreign currency translation	(1,351)

Balance at December 31, 2010	$4,372,073
Purchase adjustments of income tax considerations	(282)
Other adjustments	1,544
Foreign currency translation	(6,751)

Balance at December 31, 2011	$4,366,584

Goodwill acquired during 2010 primarily consisted of the goodwill acquired from the Ion Torrent acquisition. Refer to Note 2 of the Consolidated Financial Statements, “Business Combinations” for further details on business acquisitions.

Product Warranties

We accrue warranty costs for product sales at the time of shipment, or when the associated revenue is recognized, based on historical experience as well as anticipated product performance. Our product warranties extend over a specified period of time ranging up to two years from the date of sale depending on the product subject to warranty. The product warranty accrual covers parts and labor for repairs and replacements covered by our product warranties. We periodically review the adequacy of our warranty reserve, and adjust, if necessary, the warranty percentage and accrual based on actual experience and estimated costs to be incurred. At December 31, 2011 and 2010, the outstanding balance of product warranties was $6.9 million and $7.2 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued Expenses and Other Current Liabilities include accrued royalties, hedge liabilities, product warranties, interest accruals, and other current liabilities. At December 31, 2011 and 2010, accrued royalties were $44.1 million and $64.6 million, respectively. None of the other liabilities in Accrued Expenses and Other Current Liabilities were material at December 31, 2011 and 2010.

Research and Development Costs

Costs incurred in research and development activities are expensed as incurred. Research and development costs incurred for collaborations that generate revenue where there are specific product deliverables, and research and development services incurred for defined performances or other design specifications are recorded in cost of sales. During the years ended December 31, 2011, 2010 and 2009 research and development expenses were $377.9 million, $375.5 million and $337.1 million, respectively.

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

Accounting for Share-Based Compensation

The Company accounts for share-based compensation under the guidance prescribed by ASC Topic 718, Compensation—Stock Compensation. The Company uses the Black-Scholes option-pricing model (Black-Scholes model) to estimate the fair value of share-based compensation cost at the grant date, which is recognized as expense over the employee’s requisite service period for all share-based awards granted and adjusted by modification or cancellation as necessary. For details on the share-based compensation recognized and assumptions used, refer to Note 10 of the Consolidated Financial Statements, “Employee Stock Plans”.

Computation of Earnings Per Share

Basic earnings per share was computed by dividing net income attributable to Life Technologies by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur from the following items:

•	Convertible senior notes where the effect of those securities is dilutive;
•	Dilutive contingently issuable shares from business combinations;
•	Dilutive stock options and restricted stock units;
•	Dilutive performance awards; and
•	Dilutive Employee Stock Purchase Plan (ESPP) ..

Computations for basic and diluted earnings per share for the years ending December 31, 2011, 2010 and 2009 are as follows:

(in thousands, except per share amounts)	Net Income (Numerator)	Shares (Denominator)	Amount
2011
Basic earnings per share:
Net income attributable to Life Technologies	$378,492	179,390	$2.11

Diluted earnings per share:
Dilutive stock options and restricted stock units	—	4,229
Employee Stock Purchase Plan	—	13
Business combination contingently issuable shares	1,169	1,438
1 1/2% Convertible Senior Notes due 2024	131	250
3 1/4% Convertible Senior Notes due 2025	—	275

Net income attributable to Life Technologies plus assumed conversions	$379,792	185,595	$2.05

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options and restricted stock units		3,582
2010
Basic earnings per share:
Net income attributable to Life Technologies	$378,295	183,398	$2.06

Diluted earnings per share:
Dilutive stock options and restricted stock units	—	4,647
Employee Stock Purchase Plan	—	108
Dilutive performance awards	—	66
2% Convertible Senior Notes due 2023	44	2,109
1 1/2% Convertible Senior Notes due 2024	127	73
3 1/4% Convertible Senior Notes due 2025	—	190

Net income attributable to Life Technologies plus assumed conversions	$378,466	190,591	$1.99

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options and restricted stock units		3,396
2009
Basic earnings per share:
Net income attributable to Life Technologies	$144,594	175,872	$0.82

Diluted earnings per share:
Dilutive stock options and restricted stock units	—	3,372
Employee Stock Purchase Plan	—	63
Dilutive performance awards	—	400
2% Convertible Senior Notes due 2023	170	1,693
3 1/4% Convertible Senior Notes due 2025	—	15

Net income attributable to Life Technologies plus assumed conversions	$144,764	181,415	$0.80

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		6,683
1 1/2% Convertible Senior Notes due 2024		8,821

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, including unrealized gains and losses that are excluded from the Consolidated Statements of Operations, is reported as a separate component in stockholders’ equity. The unrealized gains and losses include foreign currency translation adjustments, cash flow hedge adjustments, and pension liability adjustments, net of tax.

Accumulated other comprehensive income, net of taxes, consists of the following at December 31,

(in thousands)	2011	2010
Foreign currency translation adjustment	$146,987	$158,106
Cash flow hedge adjustments	1,960	(23,846)
Pension liability adjustment	(84,291)	(37,648)

	$64,656	$96,612

Ownership Interest in Subsidiaries

The effects of changes in the Company’s ownership interest in its subsidiaries during the years ended December 31, 2011 and 2010 are as follows:

(in thousands)	2011	2010
Net income attributable to Life Technologies	$378,492	$378,295
Decrease in Life Technologies’ paid-in capital for purchases of subsidiaries’ shares	(1,128)	(5,393)

Change from net income attributable to Life Technologies and transfers to noncontrolling interests	$377,364	$372,902

2. BUSINESS COMBINATIONS AND DIVESTITURES

Business Combinations

The Company completed several acquisitions, including Ion Torrent Systems Incorporated (Ion Torrent), that were not individually or collectively considered material to the overall consolidated financial statements and the results of the Company’s operations. These acquisitions have been included in the consolidated financial statements from the respective dates of the acquisitions. Certain acquisitions contain contingent consideration arrangements that require the Company to assess the acquisition date fair value of the contingent consideration liabilities, which is recorded as part of the purchase consideration of the acquisition. The Company continuously assesses and adjusts the fair value of the contingent consideration liabilities, if necessary, until the settlement or expiration of the contingency occurs. The Company has included summary information around the Ion Torrent acquisition to supplement the Company’s Consolidated Balance Sheets, Statement of Operations and Statement of Cash Flows.

In October 2010, the Company acquired all outstanding equity shares of Ion Torrent with an upfront payment of $375.0 million, and time and technology based milestones of $350.0 million. The merger agreement stipulates that consideration to Ion Torrent’s former equity-holders (for the upfront payment and any milestone payments) be paid in a combination of cash and the Company’s common stock. Of the $350.0 million of time and technology based milestones, the $50.0 million milestone was assessed at 100% probability of occurring, which was considered a financing arrangement. Therefore, the entire $50.0 million was accrued at the date of acquisition. The $50.0 million milestone was earned and paid in November 2010. During 2010, the Company delivered, in satisfaction of both the upfront payment and the $50.0 million milestone, 3.4 million shares of common stock, or the equivalent of $159.3 million at the time of delivery, and cash in the aggregate of $263.2 million. The total purchase consideration was determined to be $683.3 million which consisted of $263.2 million paid in cash, $159.3 million paid in the Company’s common stock, and $260.8 million of contingent consideration, fair valued at the date of acquisition.

Under ASC Topic 805, Business Combinations, the Company was required to assess the fair value of contingent consideration at the date of acquisition. Therefore, the Company assessed the fair value of the contingent consideration of the $300.0 million milestone at $260.8 million by applying a weighted average probability on the achievement of the milestone developed during the valuation process, then deriving the present value of the outcome from the time at which the obligation is settled by applying a discount rate that incorporated a market participant’s view of the risk associated with the expected milestone payment. Based on this present value approach $7.7 million of the milestone consideration was ultimately considered an imputed finance charge, of which $1.5 million and $6.2 million have been recorded in interest expense during the years ended December 31, 2010, and December 31, 2011, respectively. At December 31, 2010, the accrual of $262.3 million for the contingent consideration was included in “Other long-term obligations” on the Consolidated Balance Sheet and during the first quarter of 2011 was reclassified to current liabilities and included in “Contingent considerations”. During 2011, the milestone was achieved and therefore the Company adjusted the contingent consideration liabilities by $13.7 million in research and development expense, commensurate with the nature of the contingent consideration. In addition, of the $300.0 million milestone, $17.8 million was ultimately considered post-acquisition compensation expense; therefore, the payment has been accrued for accordingly over the period earned by the employees in “deferred compensation” on the Consolidated Balance Sheet.

Refer to Note 6 and Note 11 of the Consolidated Financial Statements, “Commitments and Contingencies” and “Fair Value of Financial Instruments”, respectively, for additional information on the fair market valuation of the contingent consideration liabilities and subsequent adjustments.

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

Business Consolidation Costs

The Company continues to integrate recent and pending acquisitions and divestitures into its operations, as well as business transformation activities, and recorded approximately $75.3 million, $93.5 million and $112.9 million in 2011, 2010 and 2009, respectively, primarily related to integration and restructuring efforts, including severance and site consolidation currently underway related to various business transformation activities, acquisitions and divestitures that took place in each of the periods, respectively.

3. GEOGRAPHIC INFORMATION

Information by geographic area for the years ended December 31, is as follows:

(in thousands)	2011	2010	2009
Product and service sales to unrelated customers located in(1):
Americas:
United States	$1,380,903	$1,394,799	$1,236,637
Other Americas	214,662	191,457	157,891

Total Americas	1,595,565	1,586,256	1,394,528

Europe	1,148,994	1,087,523	1,083,487
Asia Pacific	827,935	716,152	622,897
Other foreign	81,365	67,799	57,018

Total product and service revenue	3,653,859	3,457,730	3,157,930
Total other revenue	121,813	130,364	122,414

Total revenue	$3,775,672	$3,588,094	$3,280,344

Net long-lived assets located in(2):
Americas:
United States	$700,091	$710,475
Other Americas	2,699	3,357

Total Americas	702,790	713,832

Europe:
United Kingdom	49,146	48,763
Other Europe	39,632	40,176

Total Europe	88,778	88,939

Asia Pacific	38,966	41,742
Other foreign	3,144	3,471

Total net long-lived assets	$833,678	$847,984

(1)	Product and service revenues exclude royalties since they are not allocated on a geographic basis.

(2)	Net long-lived assets relate to the Company’s property, plant and equipment. The Company does not allocate other long-term assets by location.

4. LINES OF CREDIT

The Company had a credit facility (the Revolving Credit Facility) for $500.0 million for the purpose of general working capital, capital expenditures, and/or other capital needs. Fees associated with the Revolving Credit Facility include a commitment fee for unused funds ranging from 25.0 to 50.0 basis points; letter of credit fees ranging from 150.0 to 250.0 basis points; and interest on borrowings accrued at the Company’s election based on base rate borrowing or Eurocurrency rate borrowing. The base rate borrowing rate is a margin of 50.0 to 150.0 basis points plus the higher of a) the Federal Funds Rate plus 50.0 basis points, b) Bank of America’s prime rate, or c) the Eurocurrency rate plus 100.0 basis points. The Eurocurrency borrowing rate is a margin of 150.0 to 250.0 basis points plus the Eurocurrency borrowing rate.

Margins and fees are based on a rate table specified in the agreement and determined by the Company’s consolidated leverage ratio for the period. As of December 31, 2011, the Company has issued $12.7 million of letters of credit under the Revolving Credit Facility and accordingly, the remaining available credit is $487.3 million. The applicable borrowing rate would have been 2.83% and 1.80% at December 31, 2011 and 2010, respectively.

As of December 31, 2011 foreign subsidiaries in Japan, Mexico, India, and China had available bank lines of credit denominated in local currency to meet short-term working capital requirements. Each credit facility would bear interest at a fixed rate or a variable rate indexed to a local interbank offering rate or equivalent, should there be withdrawals. Under these lines of credit, the United States dollar equivalent of these facilities totaled $12.5 million at December 31, 2011, none of which was outstanding at December 31, 2011.

5. LONG-TERM DEBT

Long-term debt consists of the following at December 31:

(in thousands)	2011	2010
3.375% Senior Notes (principal due 2013), net of unamortized discount	$249,953	$249,914
4.400% Senior Notes (principal due 2015), net of unamortized discount	498,906	498,592
3.500% Senior Notes (principal due 2016), net of unamortized discount	399,477	399,360
6.000% Senior Notes (principal due 2020), net of unamortized discount	748,686	748,565
5.000% Senior Notes (principal due 2021), net of unamortized discount	398,363	398,224
1 1/2% Convertible Senior Notes (principal due 2024) , net of unamortized discount	448,304	428,356
3 1/4% Convertible Senior Notes (principal due 2025), net of unamortized discount	—	345,360
Capital leases	4,803	7,002

Total debt	2,748,492	3,075,373
Less current portion	(450,839)	(347,749)

Total Long-term debt	$2,297,653	$2,727,624

Maturities of the long-term debt listed above at December 31, 2011, are as follows:

(in thousands)	Gross Maturities	Imputed Interest On Minimum Lease Payments Under Capital Leases	Net Long-Term Debt
Years Ending December 31,
2012	$451,093	$(254)	$450,839
2013	251,997	(186)	251,811
2014	181	(17)	164
2015	499,105	(18)	499,087
2016	399,548	(6)	399,542
Thereafter	1,147,049	—	1,147,049

Total	$2,748,973	$(481)	$2,748,492

Senior Notes

On February 10, 2010, the Company filed a prospectus that allows the Company to issue in one or more offerings, senior or subordinated debt securities covered by the prospectus by filing a prospectus supplement that contains specific information about the securities and specific terms being offered. In aggregate, the Company has issued a principal amount of $2,300.0 million of fixed unsecured and unsubordinated Senior Notes (the “Notes”) as of December 31, 2011, of which $1,500.0 million were offered in February 2010 and $800.0 million were offered in December 2010. During February 2010, the Company issued $1,500.0 million of fixed rate unsecured notes which consisted of an aggregate principal amount of $250.0 million of 3.375% Senior Notes due 2013 (the “2013 Notes”) at an issue price of 99.95%, an aggregate principal amount of $500.0 million of 4.40% Senior Notes due 2015 (the “2015 Notes”) at an issue price of 99.67% and an aggregate principal amount of $750.0 million of 6.00% Senior Notes due 2020 (the “2020 Notes”) at an issue price of 99.80%. During December 2010, the Company issued an additional $800.0 million of fixed rate unsecured notes which consisted of an aggregate principal amount of $400.0 million of 3.50% Senior Notes due 2016 (the “2016 Notes”) at an issue price of 99.84% and an aggregate principal amount of $400.0 million of 5.00% Senior Notes due 2021 (the “2021 Notes”) at an issue price of 99.56%.

As a result, the Company recorded an aggregate $3.3 million of debt discounts for the 2013 Notes, 2015 Notes and 2020 Notes at the time of issuance in February 2010, and an aggregate $2.4 million of debt discounts for the 2016 Notes and 2021 Notes at the time of issuance in December 2010. At December 31, 2011, the unamortized debt discount balance was $2.5 million for the 2013 Notes, 2015 Notes, and 2020 Notes, and $2.2 million for the 2016 Notes and 2021 Notes. The debt discounts are amortized over the lives of the associated Notes using the effective interest method.

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

At December 31, 2011, the unamortized issuance costs for the Senior Notes were $10.6 million for the February 2010 offering, which are expected to be recognized over a weighted average period of 6.2 years, and $6.1 million for the December 2010 offering, which are expected to be recognized over a weighted average period of 6.8 years. The Company recognized aggregate interest expense, net of hedging transactions, of $75.7 million and $33.9 million for the February 2010 offering and December 2010 offering, respectively, for the year ended December 31, 2011 based on the effective interest rates of 3.39%, 4.47%, 3.53%, 6.03%, and 5.06% for the 2013, 2015, 2016, 2020 and 2021 Notes, respectively, with interest payments due semi-annually. The Company recognized aggregate interest expense, net of hedging transactions, of $65.3 million and $1.6 million for the February 2010 offering and December 2010 offering, respectively, for the year ended December 31, 2010.

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

During the year ended December 31, 2010, the Company entered into forward interest rate swap agreements for a notional amount totaling $1,500.0 million for a certain part of Senior Notes issuances. These agreements were to hedge the variability in future probable interest payments attributable to changes in the benchmark interest rate from the date the Company entered into the forward interest rate swap agreements to the date the Company issued the Senior Notes. These agreements effectively hedged a series of semi-annual future interest payments to the fixed interest rates for forecasted debt issuances. The Company recorded total proceeds of $4.3 million from the forward interest rate swaps in accumulated other comprehensive income, which is reclassified to interest expense in the same period during which the hedged transactions impact interest expense.

The Credit Agreement

In November 2008, the Company entered into a $2,650.0 million credit agreement (the Credit Agreement) consisting of a revolving credit facility of $250.0 million, a term loan A facility of $1,400.0 million, and a term loan B facility of $1,000.0 million to fund a portion of the cash consideration paid for the AB merger. During February 2010, the Company used the proceeds from the issuance of the Senior Notes, the net of tax proceeds from the sale of its 50% ownership stake in the Applied Biosystems/MDS Analytical Technologies Instruments joint venture and selected assets and liabilities directly attributable to the joint venture, along with cash on hand to pay off the entire outstanding term loan principal of $1,972.5 million, which consisted of the carrying value of $1,330.0 million of term loan A and $642.5 million of term loan B, plus respective accrued interest due on the date of repayment. The Company recognized a loss of $54.2 million on unamortized deferred financing costs associated with the repayments of term loan A and term loan B during the year ended December 31, 2010. After the repayment of the term loans, the Credit Agreement was amended and restated to expand the revolving credit facility to $500.0 million. For details on the revolving credit facility, refer to Note 4 of the Consolidated Financial Statements, “Lines of Credit”.

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

At December 31, 2011, the Company held the carrying value of $448.3 million for the 2024 Notes in current liabilities. During January 2012, the Company notified the holders of the 2024 Notes of its intention to redeem all of the outstanding 2024 Notes on February 15, 2012. The Company carried unamortized debt discount of $1.7 million associated with the 2024 Notes as of December 31, 2011 which amortization was completed commensurate with the redemption date. Refer to Note 14 of the Consolidated Financial Statements “Subsequent Events” for further information on the transactions occurred subsequent to the year ended December 31, 2011.

At December 31, 2010 the Company carried unamortized debt discounts of $21.6 million and $4.6 million for the 2024 and 2025 Notes, respectively. The Company recognized total interest cost of $36.6 million, $60.2 million, and $67.9 million for the years ended December 31, 2011, 2010, and 2009, respectively, based on the effective interest rates of 7.21%, 6.10% and 5.95% for the 2023, 2024 and 2025 Notes, respectively, during the periods these notes were outstanding. The interest expense consisted of $12.0 million, $22.2 million, and $25.1 million of contractual interest based on the stated coupon rate and $24.6 million, $38.0 million and $42.8 million of amortization of the discount on the liability component for the years ended December 31, 2011, 2010, and 2009, respectively.

The Company issued the 2023 Notes in August 2003, the 2024 Notes in February 2004, and the 2025 Notes in June 2005.

In June 2005, the Company sold the 2025 Notes to certain qualified institutional investors at par value. Including the exercise of the over-allotment option, the total size of the offering was $350.0 million. After expenses, net proceeds to the Company were $343.0 million.

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

Approximately 99% or $446.5 million of the Old 2024 Notes have been exchanged by their holders for New 2024 Notes as of December 31, 2011. The New 2024 Notes carry the same rights and attributes as the Old 2024 Notes except for the following: the terms of the New 2024 Notes require the Company to settle the par value of such notes in cash and deliver shares only for the excess, if any, of the notes’ conversion value (based on a conversion price of $51.02) over their par values. As such, the Company uses the treasury stock equivalent method to calculate diluted earnings per share, as if the New 2024 Notes were outstanding since date of issuance, the date the Old 2024 Notes were issued.

6. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain equipment and office and manufacturing facilities under operating leases, which expire through December 2048. Certain rental commitments provide for escalating rental payments and certain commitments have renewal options extending through various years. Rent expense under operating leases was $49.5 million, $49.7 million, and $56.4 million for the years ended December 31, 2011, 2010, and 2009, respectively. Sublease income totaled $1.5 million, $1.2 million, and $2.9 million for the years ending December 31, 2011, 2010, and 2009, respectively.

Future minimum lease commitments and sublease rentals for operating leases at December 31, 2011 are as follows:

(in thousands)	Lease Commitments	Sublease Rentals	Net
Years Ending December 31,
2012	$43,360	$1,269	$42,091
2013	32,934	477	32,457
2014	26,974	483	26,491
2015	20,491	379	20,112
2016	16,195	—	16,195
Thereafter	90,066	—	90,066

	$230,020	$2,608	$227,412

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

Licensing and Purchasing Agreements

The Company develops, manufactures and sells certain products under several licensing and purchasing agreements. The licensing agreements require royalty payments based upon various percentages of sales or profits from the products. Terms of the licensing agreements generally range from the remaining life of the patent up to 17 years and initial costs are generally amortized over periods from five to seven years, not to exceed their terms, using various methods, including the straight-line method. To maintain exclusivity, certain of the licensing agreements require guaranteed minimum royalty payments. Total royalty expense was $91.4 million, $87.1 million and $85.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Company also has purchase agreements, which expire on various dates through 2016, under which it is obligated to purchase a minimum amount of raw materials and finished goods each year through the expiration of the contracts and certain capital expenditure commitments.

Future minimum guaranteed royalties and unconditional purchase obligations at December 31, 2011 are as follows:

(in thousands)
Years Ending December 31,
2012	$37,614
2013	35,156
2014	7,036
2015	1,680
2016	1,695
Thereafter	1,087

$84,268

Letters of Credit

The Company had outstanding letters of credit totaling $37.8 million at December 31, 2011, of which $18.8 million was to support performance bond agreements, $9.2 million was to support liabilities associated with the Company’s self-insured worker’s compensation programs, $4.9 million was to support its building lease requirements, and $4.9 million was to support duty on imported products.

Executive Employment Agreements

The Company has employment contracts with key executives that provide for the continuation of salary if terminated for reasons other than cause, as defined in those agreements. At December 31, 2011, future employment contract commitments for such key executives were approximately $27.4 million. In certain circumstances, the employment agreements call for the acceleration of equity vesting. The non-cash financial impact of the acceleration of equity vesting is not reflected in the above information.

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

At December 31, 2011, the total amount accrued for contingent consideration liabilities was $284.8 million, of which $283.1 million was included in current liabilities. At December 31, 2010, the total amount accrued for contingent consideration liabilities was $263.3 million, none of which was included in current liabilities. During the year ended December 31, 2011, a fair value adjustment charge to contingent consideration liabilities of $13.7 million in research and development expense upon the achievement of a technological and time based milestone and time value accretion of $6.2 million in interest expense was recognized, which were offset by a reduction of $2.7 million to cost of revenues based on a revised probability on achievements of milestones. During the year ended December 31, 2010, the Company recorded a reduction of $6.3 million to cost of revenues based on a revised probability on achievements of milestones.

The $300.0 million of milestone related to Ion Torrent acquisition was earned during the year ended December 31, 2011 and paid during January 2012 in a combination of cash and the Company’s common stocks. The $300.0 million was accrued for by an aggregate of $282.2 million in contingent consideration liabilities together with $17.8 million of deferred compensation accrual at December 31, 2011. The Company could be required to make additional contingent payments based on currently existing other purchase agreements through 2013. For more information on business combination accounting, refer to Note 2 of the Consolidated Financial Statements, “Business Combinations and Divestitures”.

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

Environmental Liabilities

As a result of previous mergers and acquisitions, the Company assumed certain environmental exposure liabilities. At December 31, 2011, aggregate undiscounted environmental reserves were $8.6 million, including current reserves of $4.7 million. Based upon currently available information, the Company believes that it has adequately provided for these environmental exposures and that the outcome of these matters will not have a material adverse effect on its Consolidated Statement of Operations.

Litigation

We are subject to potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted. These matters arise in the ordinary course and conduct of our business, and, at times, as a result of our acquisitions and dispositions. They include, for example, commercial, intellectual property, environmental, securities, and employment matters. Some are expected to be covered, at least partly, by insurance. We intend to continue to defend ourselves vigorously in such matters. We regularly assess contingencies to determine the degree of probability and range of possible loss for potential accrual in our financial statements. An estimated loss contingency is accrued in our financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on our assessment, we currently have accrued an immaterial amount in our financial position for contingent liabilities associated with these legal actions and claims. Litigation is inherently unpredictable, and unfavorable resolutions could occur. As a result, assessing contingencies is highly subjective and requires judgment about future events. The amount of ultimate loss may exceed our current accruals, and it is possible that our cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

7. INCOME TAXES

The differences between the United States federal statutory tax rate and the Company’s effective tax rate are as follows for the years ended December 31:

	2011	2010	2009
Statutory United States federal income tax rate	35.0%	35.0%	35.0%
State income tax	1.6	1.2	0.9
Foreign earnings taxed at non-United States rates	(4.9)	(6.9)	(8.1)
Foreign earnings subject to tax holidays	(4.0)	(5.2)	(10.8)
Benefits from intercompany financing	(2.3)	(1.2)	(2.7)
Repatriation of other foreign earnings, net of related benefits	0.2	0.9	28.6
Benefits from global restructuring activities	—	(3.8)	—
Credits and incentives	(4.7)	(3.9)	(4.2)
Audit settlements	(0.2)	(2.5)	(0.3)
Valuation allowance	0.4	0.5	(10.2)
Changes in tax rate	—	—	(2.8)
Interest on accruals	(0.1)	0.3	2.0
Other	0.1	—	(1.7)

Effective income tax rate	21.1%	14.4%	25.7%

Pretax income (loss) summarized by region for the years ended December 31 is as follows:

(in thousands)	2011	2010	2009
United States	$223,461	$111,805	$(175,020)
Foreign	255,241	329,747	369,566

Total pretax income	$478,702	$441,552	$194,546

The income tax provision (benefit) consists of the following for the years ended December 31:

(in thousands)	2011	2010	2009
Current:
Federal	$113,783	$90,153	$111,557
State	1,771	22,046	5,644
Foreign	45,237	126,014	87,777

Total current provision	160,791	238,213	204,978
Deferred:
Federal	(50,907)	(147,756)	(114,041)
State	(6,119)	(23,397)	(7,077)
Foreign	(4,514)	(5,352)	(8,682)

Total deferred provision	(61,540)	(176,505)	(129,800)
Changes in tax rate	(95)	(98)	(5,401)
Changes in valuation allowance	1,712	2,084	(19,825)

Total provision	$100,868	$63,694	$49,952

Significant components of the Company’s deferred tax assets and liabilities are composed of the following at December 31:

(in thousands)	2011	2010
Deferred tax assets:
Tax loss and other carryforwards	$57,494	$96,004
Inventory adjustments	43,869	29,599
Accruals and reserves	120,481	134,501
Postretirement and deferred compensation	152,647	140,642
Capitalized research and development	51,289	72,652
Other comprehensive income	—	15,181

Total gross deferred tax assets	425,780	488,579
Less valuation allowance	(25,878)	(24,166)

Total net deferred tax assets	399,902	464,413
Deferred tax liabilities:
Acquired intangibles	(612,471)	(714,784)
Unremitted earnings	(40,932)	(44,901)
Fixed assets	(22,488)	(31,439)
Convertible senior notes	(94,067)	(115,406)

Total deferred tax liabilities	(769,958)	(906,530)

Net deferred tax liabilities	$(370,056)	$(442,117)

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

The following table summarizes the activity related to our unrecognized tax benefits:

(in thousands)	2011	2010	2009
Gross unrecognized tax benefits at January 1	$152,697	$121,644	$74,904
Increases in tax positions for prior years	14,038	76,071	32,997
Decreases in tax positions for prior years	(261)	(21,155)	(3,772)
Increases in tax positions for current year relating to ongoing operations	11,842	9,765	10,316
Decreases in tax positions for current year relating to ongoing operations	—	(16,688)	—
Increases in tax positions as a result of a lapse in statute of limitations	88	—	204
Decreases in tax positions as a result of a lapse in statute of limitations	(7,756)	—	—
Increases in tax positions for current year relating to acquisition	—	152	18,529
Increases in tax positions for prior year relating to acquisition	—	1,408	—
Decreases in tax positions for prior year relating to acquisition	—	(13,908)	(11,534)
Increases in tax positions due to settlements with taxing authorities	1,839	—	—
Decreases in tax positions due to settlements with taxing authorities	(41,570)	(4,592)	—
Increases in tax positions due to changes in currency rates	274	—	—
Decreases in tax positions due to changes in currency rates	(197)	—	—

Gross unrecognized tax benefits at December 31	$130,994	$152,697	$121,644

Included in the gross uncertain tax benefits balance at December 31, 2011 are $18.5 million of tax deductions for which there is uncertainty only regarding the timing of the tax benefit. In the event these deductions are deferred to a later period, it would accelerate the payment of cash to the taxing authority. Other than potential interest and penalties, such deferral would have no impact on tax expense. Of the $131.0 million of gross unrecognized tax benefits, $88.5 million, if recognized, would reduce our income tax expense and effective tax rate.

In accordance with the disclosure requirements as described in ASC Topic 740, Income Taxes, the Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. For the years ended December 31, 2011, 2010 and 2009, the Company recognized approximately $(6.9) million, $6.1 million and $7.1 million, respectively, in interest and penalties as income tax expense (benefits) in the Consolidated Statement of Operations. The Company had approximately $7.8 million for the payment of interest and penalties accrued at December 31, 2011 in the Consolidated Balance Sheets compared to $15.8 million accrued at December 31, 2010.

The Company believes that it is reasonably possible that approximately $10.7 million of its currently remaining unrecognized tax positions, each of which are individually insignificant, may be recognized by the end of 2012 as we settle current audits with United States federal and state taxing authorities or as statutes expire.

The United States’ federal audit cycle covering the consolidated income tax returns for the years ended 2006 and 2007 was completed in 2011. In November 2010, the Internal Revenue Service started its 2008-2009 federal audit cycle. After the United States’ federal examinations of the 2008 and 2009 tax years conclude, the remaining years subject to federal examination will be 2010 and 2011. The remaining years subject to state examination are 2007 through 2011.

The Company is subject to routine compliance reviews on various tax matters around the world in the ordinary course of business. Currently, income tax audits are being conducted in Canada, India, Italy, Germany, Singapore, United Kingdom, and the United States. Years open, and therefore subject to tax examination, in the foreign jurisdictions are 2006 through 2011. The impact on the Consolidated Statement of Operations is not anticipated to be material.

The Company had provided for United States deferred tax liabilities associated with the earnings of certain foreign subsidiaries as part of the acquisition of Applied Biosystems, Inc. in November of 2008. With the exception of these entities’ earnings generated through 2009, the Company maintains the position that all other foreign earnings are to be indefinitely reinvested. While the Company has provided $46.7 million of taxes related to foreign unremitted earnings, taxes on approximately $646.8 million of other undistributed earnings of foreign subsidiaries have not been provided for at December 31, 2011. Management considers the various cash requirements in the United States, the tax impact of repatriating each subsidiary’s earnings and the reasonably anticipated working capital needs of the foreign subsidiaries in determining the Company’s reinvestment policy. Determination of the amount of deferred tax liability as of December 31, 2011 on amounts indefinitely reinvested is impracticable to calculate.

Under ASC Topic 718, Compensation—Equity Compensation, the fair value of share-based compensation is required to be recognized as an expense, and the excess tax benefit associated with such compensation will continue to be credited to additional paid-in-capital, but only to the extent the excess tax benefits have not already been recognized in the Statement of Operations. The excess tax benefit associated with employee stock plans were estimated to reduce income taxes payable by $13.3 million, $21.1 million and $13.9 million for 2011, 2010 and 2009, respectively.

At December 31, 2011, the Company had $67.1 million, $84.9 million and $27.2 million of federal, state and foreign net operating loss (NOL) carryforwards, respectively, that were obtained from acquired companies throughout the years. The federal and state NOL carryforwards begin to expire in 2019. Approximately $0.3 million of the foreign NOL carryforwards begin to expire in 2015, while the remainder carries forward indefinitely.

There were also state and foreign research and development income tax credit carryforwards of $37.7 million and $1.0 million, respectively. Approximately $0.1 million of the state income tax credit carryforwards begin to expire in 2015, while the remainder carries forward indefinitely. The foreign income tax credit carryforwards carry forward indefinitely.

The Company also had deferred tax assets related to federal, state and foreign capital loss carryforwards of $11.3 million, $5.5 million and $0.1 million, respectively. Federal and state capital loss carryforwards begin to expire in 2012; foreign capital losses carry forward indefinitely. All of these capital losses are fully offset by a valuation allowance due to uncertainty surrounding the future taxable capital gain income in the foreseeable future. An additional valuation allowance of $3.1 million was recorded against certain deferred tax assets related to increased capital losses realized, but not yet recognized for tax purposes on capital investments.

Due to the “change of ownership” provision of the Tax Reform Act of 1986, utilization of the Company’s net operating loss and credit carryforwards may be subject to an annual limitation against taxable income in future periods. As a result of any future ownership changes, the annual limitation under IRC §382 and §383 may expire before ultimately becoming available to reduce future income tax liabilities.

The Company continues to benefit from reduced tax rates in Singapore and Israel. Singapore’s taxing authority granted the Company pioneer company status which provides an incentive encouraging companies to undertake activities that have the effect of promoting economic or technological development in Singapore. This incentive equates to a tax exemption on earnings associated with most of the Company’s manufacturing activities and continues through June 30, 2014. The Company qualifies for an incentive tax benefit in Israel which provides for a reduced 3.5% tax rate on earnings from its subsidiary in Israel. This incentive has been granted for an indefinite period given minimum sales and investment levels are maintained. The impact of the tax holiday in Singapore decreased Singapore taxes by $17.2 million, $21.2 million and $20.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. As residual United States deferred tax liabilities were provided on the 2008 and 2009 earnings of Singapore, income tax expense was reduced only for the 2010 and 2011 reduction in Singapore taxes. The impact of the tax holiday in Israel decreased both taxes paid and income tax expense by $1.7 million, $1.5 million and $1.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. Accordingly, the benefit of the tax holidays on net income per share (diluted) was $0.10 and $0.12, for the years ended December 31, 2011 and 2010, respectively. The benefit for 2009 was immaterial.

8. COMMON STOCK AND PREFERRED STOCK

Common Stock Authorized Shares

The Company has authorized 400,000,000 shares of common stock.

Preferred Stock Authorized Shares

The Company has authorized 6,405,884 shares of preferred stock of which no shares were outstanding at December 31, 2011 and 2010. Upon issuance, the Company has the ability to define the terms of the preferred shares, including voting rights, liquidation preferences, conversion and redemption provisions and dividend rates.

Stock Repurchase Programs

In July 2011, the Board of Directors of the Company approved a program (the July 2011 program) authorizing management to repurchase up to $200.0 million of common stock. No shares have been repurchased under this program.

In December 2010, the Board of Directors of the Company approved a program (the December 2010 program), authorizing management to repurchase up to $500.0 million of common stock. During the year ended December 31, 2011, the Company repurchased 6.4 million shares of its common stock under this program at a total cost of approximately $303.0 million. As of December 31, 2011, there was $197.0 million of authorization remaining under this program.

In July 2010, the Board of Directors of the Company approved a program (the July 2010 program) authorizing management to repurchase up to $520.0 million of common stock over the next two years. As of December 31, 2010, the Company completed repurchasing 8.4 million shares at a total cost of $436.6 million. During the year ended December 31, 2011, the Company repurchased an additional 1.5 million shares of its common stock at a total cost of $83.4 million, thereby completing the July 2010 program by repurchasing an aggregate of 9.9 million shares at a total cost of $520.0 million, the maximum amount authorized.

In addition, the Company’s employee stock plan, further discussed in Note 10 of the Consolidated Financial Statements, “Employee Stock Plans”, allows for certain net share settlement of stock awards. The Company accounts for the net share settlement withholding as a treasury share repurchase transaction. The cost of repurchasing shares is included in treasury stock and reported as a reduction in total equity when a repurchase occurs.

9. EMPLOYEE BENEFIT PLANS

401(k) Profit Sharing Plans

In December 2009, the Board of Directors of the Company approved the merger of the Employee 401(k) Savings Plan of Applied Biosystems, Inc. (the “AB Plan”) into the Invitrogen Corporation 401(k) Savings and Investment Plan (the “Invitrogen Plan”). Effective January 1, 2010, the surviving Plan (the Invitrogen Plan) was renamed the Life Technologies Corporation 401(k) Savings and Investment Plan (the “Life Technologies Plan”). The Company may make matching contributions in amounts as determined by the Board of Directors. The Life Technologies Plan allows each eligible employee to voluntarily make pre-tax deferred salary contributions subject to regulatory and plan limitations. For each dollar a participant contributes up to 6% of their salary, the plan offers a 75% match. The Company made matching contributions of $23.7 million and $22.2 million for the years ended December 31, 2011 and 2010, respectively, to the Life Technologies Plan. Prior to the merger of the Invitrogen Plan and AB Plan, the Invitrogen Plan allowed each eligible employee to voluntarily make pre-tax deferred salary contributions subject to regulatory and plan limitations. During the year ended December 31, 2009, the Company made matching contributions of $5.6 million to the Invitrogen Plan. The Company assumed the AB Plan in conjunction with its merger with Applied Biosystems in 2008. The AB Plan covered domestic employees that were employed by Applied Biosystems prior to its merger and new hires of the Company post merger who worked for legacy Applied Biosystems offices until transferring the AB plan into the Invitrogen Plan in January 2010. During the year ended December 31, 2009, the AB Plan offered a dollar-for-dollar matching of up to 6% salary contributions, and the Company made matching contributions of $14.7 million.

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

The Company assumed the Applied Biosystems’ qualified pension plan, non-qualified supplemental benefit plans, and postretirement benefit plans upon the merger with Applied Biosystems. The qualified pension plan covers a portion of former Applied Biosystems’ worldwide employees. Pension benefits earned are generally based on years of service and compensation during active employment. The Company also sponsors nonqualified supplemental benefit plans for select domestic employees who were hired by Applied Biosystems prior to July 1, 1999. The accrual of future service benefits for all participants was frozen as of June 30, 2004. Benefits earned under the plan will be paid out under the plan provisions. These supplemental plans are unfunded, however, Applied Biosystems prior to its acquisition had established a rabbi trust, through which the assets may be used to pay non-qualified plan benefits. The rabbi trust assets are subject to the claims of the Company’s creditors in the event of the Company’s insolvency. Plan participants are general creditors of the Company with respect to these benefits. The value of the assets held by these trusts, included in restricted cash on the Consolidated Balance

Sheets, was $16.7 million at December 31, 2011. The assumed postretirement benefit plans are unfunded, however, they are partially funded by insurance policies. The plan provides healthcare and life insurance benefits to domestic employees who retire under the domestic pension plan provisions and satisfy certain service and age requirements. In addition, employees hired prior to January 1, 1993 also receive subsidized retirement medical benefits. Generally, medical coverage pays a stated percentage of most medical expenses, and in some cases, participants pay a co-payment. Benefits are reduced for any deductible and for payments made by Medicare or other group coverage. The Company shares the cost of providing these benefits with retirees.

The Company also has a qualified pension plan for substantially all United States employees that were employed by Life Technologies Inc. prior to its acquisition by the Company in September 2000. The domestic pension plan provides benefits that are generally based upon a percentage of the employee’s highest average compensation in any consecutive five-year period in the ten years before retirement. The Company froze this plan effective December 31, 2001. The Company will continue to administer the plan but benefits will no longer accrue. The Company also sponsors nonqualified supplementary retirement plans for certain former senior management of Life Technologies Inc. and Dexter Corp., which were acquired in 2000. The Company has life insurance policies on the lives of participants designed to provide sufficient funds to materially recover all costs of the plans. In addition to the above plans, the Company sponsors nonqualified executive supplemental plans for certain former senior managers of Dexter and Life Technologies Inc. that provide for a target benefit based upon a percentage of the average annual compensation during the highest five consecutive years of the last ten years before retirement, which benefit is then combined with other work related benefits payable to the participant. These nonqualified supplementary retirement plans and nonqualified executive supplemental plans are unfunded. The Company also administers the Dexter Postretirement Health and Benefit Program (the “Dexter PRMB Plan”), which provides health and life benefits to certain retired participants who are not employees of the Company but were employees of Dexter prior to the sale of their businesses and prior to the Company’s merger with Dexter. The Dexter PRMB Plan is fully funded. The Company does qualify for certain subsidies from Medicare under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 and has included those subsidy estimates in the actuarial valuation of our post retirement medical benefit plans.

The Company also provides a non-qualified deferred compensation plan in which certain executives elect to defer compensation to a future period. The Company holds assets and liabilities of $26.0 million associated with the deferred compensation plan, located on the Consolidated Balance Sheet in long term other assets and other long term obligations.

The retirement benefits for most employees of foreign operations are generally provided by government sponsored or insured programs and, in certain countries, by defined benefit plans. The Company has defined benefit plans primarily for employees in the United Kingdom (U.K.), Germany, Netherlands, Norway, and Japan. The Company’s policy with respect to the foreign pension plans is to fund amounts as necessary on an actuarial basis to provide for benefits under the pension plan in accordance with local laws and income tax regulations. The pension plans generally provide benefits based upon the employee’s final compensation basis or the employee’s average base compensation over the terms specified by the pension plans adjusted by number of years of service or bonus, as necessary. A majority of the foreign pension plans are frozen to additional members and for future accrual of additional benefits for participants of the plan. The German and Japan pension plans are unfunded plans with benefits paid by the Company as needed. During the year ended December 31, 2011, the Company curtailed a large portion of its Norwegian defined benefit plan resulting in a gain of $5.7 million recorded in the Statement of Operations.

The funded status of the Company’s pension and postretirement plans and amounts recognized at December 31, 2011 and 2010 were as follows:

	Domestic Pension Plans		Foreign Pension Plans		Postretirement Plans
	2011	2010	2011	2010	2011	2010
(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$755,058	$734,082	$109,794	$110,364	$40,301	$42,316
Service cost	1,045	1,045	3,556	3,641	36	188
Interest cost	39,952	41,521	5,385	5,537	1,661	3,359
Plan participants’ contributions	—	—	308	374	2,162	2,169
Plan amendments	—	—	—	—	—	(2,961)
Actuarial (gain) loss	32,911	40,731	9,643	3,521	(2,093)	2,500
Curtailment gain	—	—	(8,259)	(1,622)	—	—
Special termination benefit	—	—	857	1,204	—	—
Benefits and administrative expenses paid	(47,324)	(45,548)	(2,581)	(3,486)	(7,403)	(8,164)
Settlements	—	(16,773)	(14,306)	(1,061)	—	—
Medicare subsidies received	—	—	—	—	313	894
Plan transfer in/(out) due to divestiture	—	—	515	(5,984)	—	—
Foreign currency exchange rate changes	—	—	(92)	(2,694)	—	—

Benefit obligation at end of year	781,642	755,058	104,820	109,794	34,977	40,301

Change in plan assets:
Fair value of plan assets at beginning of year	671,635	627,822	87,321	79,588	6,127	5,658
Actual return on plan assets	3,972	70,019	5,163	6,473	137	469
Employer contributions	17,289	36,115	4,887	8,587	4,927	5,101
Plan participants’ contributions	—	—	308	374	2,162	2,169
Benefits and administrative expenses paid	(47,324)	(45,548)	(2,581)	(3,486)	(7,403)	(8,164)
Settlements	—	(16,773)	(14,306)	(1,061)	—	—
Medicare subsidies received	—	—	—	—	313	894
Acquisitions / divestitures	—	—	19	—	—	—
Foreign currency exchange rate changes	—	—	(329)	(3,154)	—	—

Fair value of plan assets at end of year	645,572	671,635	80,482	87,321	6,263	6,127

Funded status	(136,070)	(83,423)	(24,338)	(22,473)	(28,714)	(34,174)
Unrecognized actuarial loss	130,074	59,774	11,252	5,092	10,277	12,653
Unrecognized prior service cost (credit)	1,102	1,161	—	—	(17,689)	(19,584)

Net amount recognized	$(4,894)	$(22,488)	$(13,086)	$(17,381)	$(36,126)	$(41,105)

Amounts recognized in the consolidated balance sheets consist of:
Other long term assets	$—	$—	$4,409	$7,221	$2,897	$1,465
Current liabilities	(2,310)	(2,353)	(1,829)	(1,713)	(4,697)	(5,059)
Noncurrent liabilities	(133,760)	(81,070)	(26,918)	(27,981)	(26,914)	(30,580)
Accumulated other comprehensive (income) loss	131,176	60,935	11,252	5,092	(7,412)	(6,931)

Net amount recognized	$(4,894)	$(22,488)	$(13,086)	$(17,381)	$(36,126)	$(41,105)

Accumulated benefit obligation	$781,642	$755,058	$97,613	$97,339	$34,977	$40,301

The projected benefit obligations, accumulated benefit obligations and fair values of plan assets for the pension and postretirement plans with accumulated benefit obligations in excess of plan assets at December 31 were as follows:

	Domestic Pension Plans		Foreign Pension Plans		Postretirement Plans
	2011	2010	2011	2010	2011	2010
(in thousands)
Projected benefit obligation	$781,642	$755,058	$28,615	$25,593	$31,611	$35,640
Accumulated benefit obligation	781,642	755,058	24,567	21,634	31,611	35,640
Fair value of plan assets	645,572	671,635	—	432	—	—

Other changes in plan assets and benefit obligations recognized in other comprehensive income for the period ended December 31, 2011, amounts recognized in accumulated other comprehensive income at December 31, 2011 and the amounts in accumulated other comprehensive income expected to be amortized into fiscal year 2012 net periodic benefit expense are as follows:

(in thousands)	Domestic Pension Plans	Foreign Pension Plans	Postretirement Plans
Actuarial loss (gain)	$72,139	$7,814	$(1,750)
Amortization or settlement recognition of net loss	(1,840)	(1,094)	(626)
Amortization of prior service credit (cost)	(58)	—	1,895
Effect of exchange rates	—	(560)	—

Total recognized in other comprehensive loss (income)	$70,241	$6,160	$(481)

Total recognized in net periodic pension income	(305)	(760)	(52)

Total recognized in net periodic and other comprehensive loss (income)	$69,936	$5,400	$(533)

(in thousands)	Domestic Pension Plans	Foreign Pension Plans	Postretirement Plans
Net actuarial loss	$130,074	$11,252	$10,277
Net prior service cost (credit)	1,102	—	(17,689)

Accumulated other comprehensive income	$131,176	$11,252	$(7,412)

(in thousands)	Domestic Pension Plans	Foreign Pension Plans	Postretirement Plans
Net actuarial loss (credit)	$3,815	$(43)	$614
Net prior service cost (credit)	58	—	(1,896)

Amounts in accumulated other comprehensive income expected to be amortized into fiscal year 2012 net periodic benefit expense (credit)	$3,873	$(43)	$(1,282)

The components of net periodic pension cost (income) for the Company’s pension and postretirement plans for the years ended December 31 are as follows:

	Domestic Pension Plans
(in thousands)	2011	2010	2009
Service cost	$1,045	$1,045	$302
Interest cost	39,952	41,521	37,173
Expected return on plan assets	(43,201)	(41,900)	(34,232)
Amortization of actuarial loss	1,841	1,363	1,909
Amortization of prior service cost	58	58	58
Settlement (gain) loss	—	(5,473)	149
Curtailment credit	—	—	(278)
Special termination benefits and other	—	—	672

Net periodic pension cost (income)	$(305)	$(3,386)	$5,753

	Foreign Pension Plans
(in thousands)	2011	2010	2009
Service cost	$3,556	$3,641	$4,637
Interest cost	5,385	5,537	5,092
Expected return on plan assets	(4,517)	(4,073)	(3,685)
Amortization of actuarial loss	215	268	115
Amortization of transition obligation	—	—	—
Settlement cost	879	305	—
Curtailment credit	(7,135)	(658)	—
Special termination benefits and other	857	1,204	1,269

Net periodic pension cost (income)	$(760)	$6,224	$7,428

	Postretirement Plans
(in thousands)	2011	2010	2009
Service cost	$36	$188	$193
Interest cost	1,661	3,359	3,481
Expected return on plan assets	(479)	(436)	(391)
Amortization of prior service cost (credit)	(1,896)	(665)	239
Amortization of actuarial loss	626	1,536	831

Net periodic pension cost (income)	$(52)	$3,982	$4,353

The assumptions used in accounting for the pension and postretirement plans for the years ended December 31, 2011 and 2010 are as follows:

	Domestic Pension Plans		Foreign Pension Plans		Postretirement Plans
	2011	2010	2011	2010	2011	2010
Weighted average discount rate to determine obligation	4.60%	5.45%	4.57%	4.83%	4.15%	4.80%
Discount rate to determine net benefit cost	5.45%	6.00%	4.83%	5.28%	4.80%	5.60%
Expected return on plan assets	5.45-8.00%	6.00-8.00%	5.14%	5.31%	8.00%	8.00%
Rate of compensation increase	—	—	3.87%	3.02%	—	—

The Company uses an actuarial measurement date of January 1 of the current year to determine pension and other postretirement benefit measurements as of December 31 of the current year. The discount rate is the estimated rate at which the obligation for pension benefits could effectively be settled using a yield curve commensurate with the underlying cash flows of the plan. The expected return on plan assets reflects the average rate of earnings that the Company estimates to generate on the assets of the plans using historical and forward-looking expected returns. The Company also considers actual asset returns and general market conditions when estimating the expected return on plan assets. In the event current market conditions and actual returns materially differ from historical assumptions, the Company will adjust its expected return accordingly. The rate of compensation increase reflects the Company’s best estimate of the future compensation levels of the individual employees covered by the plans for those plans that are still active.

Our asset investment goal is to achieve a long-term targeted rate of return consistent with the ongoing nature of the plan’s liabilities along with maintaining the desirable level of funded status. The plan’s assets are invested so that the total portfolio risk exposure and risk-adjusted returns meet the plan’s long-term total return goal. Plan assets are invested using active and passive investment strategies and diversification that employ multiple investment funds. Funds cover a diverse range of investment styles and approaches and are combined in a way to achieve a target allocation across capitalization and style biases (equities) and interest rate expectations (fixed income) and to minimize the concentrations of risk arising within or across categories of plan assets. The

Company’s management monitors performance against benchmark indices. The plan’s investment policy prohibits the use of derivatives for speculative purposes. The assets of the plan are periodically rebalanced to remain within the desired target allocations. The expected rate of return on assets is determined based on the historical results of the portfolio, the expected investment mix of the plans’ assets, and estimates of future long-term investment returns, and takes into consideration of external actuarial and investment advisor advice. The weighted average target asset allocations for domestic pension plans and postretirement plans are 60% for equity and 40% for fixed income for the year ended December 31, 2011. Based on the level of our contributions to the Applied Biosystems domestic pension plan, Life Technologies Pension Plan and Dexter PRMB Plan during previous and current fiscal years, we do not expect to have to fund these pension plans in fiscal year 2012 in order to meet minimum statutory funding requirements. The Company’s funding approach for its funded pension plans is based on the amount needed to meet the minimum funding standards according to the Employee Retirement Income Security Act (ERISA). The Company may also make additional contributions from time to time consistent with the Company’s cash flow and business conditions. Decisions on discretionary funding will be made depending on prevailing rates and actuarial estimates at the time of funding. Plan benefits for nonqualified plans are paid as they become due.

The fair value by asset category for the Company’s funded pension plans and postretirement plans at December 31, 2011 are as follows:

(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)(1)	Significant Unobservable Inputs (Level 3)(2)
Domestic Pension Plans
Cash	$20,471	$20,471	$—	$—
Equity securities
Domestic collective trusts(3)	258,518	—	258,518	—
International collective trusts(4)	120,701	—	120,701	—

Total equity securities	$379,219	$—	$379,219	$—

Fixed income securities
Domestic collective trusts(5)	245,882	—	245,882	—

Total	$645,572	$20,471	$625,101	$—

Postretirement Plans
Equity securities
Domestic collective trusts(3)	$2,567	$—	$2,567	$—
International collective trusts(4)	1,078	—	1,078	—

Total equity securities	$3,645	$—	$3,645	$—

Fixed income securities
Domestic collective trusts(5)	$2,618	$—	$2,618	$—

Total	$6,263	$—	$6,263	$—

Foreign Pension Plans
Fixed income securities(6)	$32,299	$32,299	$—	$—
Equity securities(6)	21,807	21,807	—	—
Insurance contracts(2)	26,376	—	—	26,376

Total	$80,482	$54,106	$—	$26,376

(1)	All investments measured with significant observable inputs under the category level 2 are the collective funds, which are quoted by net assets value, or NAV. The majority of these shares are Employee Retirement Income Security Act (ERISA) based commingled trusts, which are only offered to ERISA plans and are privately placed. Although the shares are actively traded and quoted by the market, due to the restriction on the trading and the possible liquidation risk, the Company placed these funds under the level 2. At December 31, 2011, NAV approximated the fair value of the funds.
(2)	All investments measured with significant unobservable inputs under the category level 3 are the insurance contracts held by our foreign subsidiaries. The valuation of the insurance contracts is determined by either the cash surrender value, adjusted by the income earned or expense incurred based on the specified terms by the plan agreement, which approximate the fair value or the current value of the future benefit amount is determined using a discounted cash flow approach, which approximates fair value.
(3)	This category is comprised of 80% large-cap domestic commingled trusts and 20% small-to-mid-cap domestic commingled trusts.
(4)	This category is primarily comprised of core international commingled trusts.
(5)	This category is comprised of 70% domestic core opportunistic fixed income commingled trusts and 30% domestic passive fixed income commingled trusts.
(6)	This category is invested in publicly traded international funds.

The Company’s foreign pension plans assets classified in the level 3 category are primarily comprised of third-party insurance investments. The investments are invested by the third-party with guaranteed minimum returns. The Company values these contracts based on the net asset value underlying the contract. In the event the returns are less than the guaranteed return, the Company reviews the third-party solvency as part of the valuation of the investment. For those assets measured with significant Level 3 inputs, the following table summarizes the activity for the year ended December 31, 2011 by asset category for the Company’s funded pension plans:

	Fair Value Measurements Using Significant Unobservable Inputs
(in thousands)	(Level 3)
Description	Insurance Contracts	Total
Funded Foreign Plans
Beginning balance at January 1, 2011	$65,771	$65,771
Actual return on plan assets for assets still held at December 31, 2011	(135)	(135)
Actual return on plan assets for assets sold during 2011	1,347	1,347
Purchases, sales, and settlements	(40,607)	(40,607)
Transfers in and/or out of Level 3	—	—

Ending balance at December 31, 2011	$26,376	$26,376

Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement plans. A one-percentage point change in weighted average assumed health care cost trend rates would have the following effects:

(in thousands)	1% increase	1% decrease
Effect on interest cost plus service cost	$87	$(78)
Effect on postretirement benefit obligation	1,852	(1,666)

The weighted average assumed health care cost trend rates on the postretirement plans at December 31, 2011 are as follows:

	Medical	Dental
Health care cost trend rate assumed for next year	8.50%	5.00%
Rate to which the cost trend rate is assumed to decline	4.50%	5.00%
Year that the rate reaches the ultimate trend rate	2030	—

Our estimated future employer contributions, gross expected benefit payments, and gross amount of annual Medicare Part D federal subsidy expected to be received at December 31, 2011, are as follows:

(in thousands)	Domestic Pension Plans	Foreign Pension Plans	Postretirement Plans
Employer Contributions 2012	$2,310	$2,360	$4,075

Expected Benefit Payments
2012	$47,914	$3,616	$4,966
2013	47,806	2,248	3,591
2014	47,476	1,980	3,461
2015	47,427	2,944	3,343
2016	47,434	2,582	3,193
2017 and thereafter	241,542	20,235	13,209

Expected Federal Subsidy Receipts
2012	$—	$—	$891
2013	—	—	911
2014	—	—	28
2015	—	—	28
2016	—	—	29
2017 and thereafter	—	—	147

10. EMPLOYEE STOCK PLANS

On April 30, 2009, the Company’s stockholders approved the Life Technologies Corporation 2009 Equity Incentive Plan (the 2009 Plan), which replaced the Company’s 1999 and 2004 stock option plans. Upon approval of the 2009 Plan, the 1999 and 2004 Plans were frozen and a total of 11 million shares of the Company’s common stock were reserved for granting of new awards under the 2009 Plan.

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

Effective February 1, 2010 the Company created a new qualified employee stock purchase plan (the 2010 ESPP Plan) which covers all eligible employees of the Company. Eligible employees may elect to withhold up to 15% of their compensation to purchase shares of the Company’s stock on a quarterly basis at a discounted price equal to 85% of the lower of the employee’s offering price or the closing price of the stock on the date of purchase. The 2010 ESPP Plan replaces the 1999 ESPP Plan acquired as a result of the AB acquisition. Employees grandfathered under the 2004 ESPP Plan were permitted to purchase under the 2004 Plan for a maximum of two years from the offering date of their subscription. Effective with the October 31, 2011 purchase, shares purchased by employees under the 2010 ESPP Plan are subject to a one-year holding requirement, from the date of purchase, before the employees may sell the shares.

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

Stock Options and Purchase Rights

The underlying assumptions used to value employee stock options and purchase rights granted during the year ended December 31, 2011, 2010 and 2009 were as follows:

	Year ended December 31, 2011
	Options	Purchase Rights
Weighted average risk-free interest rate	2.1%	0.4%
Expected term of share-based awards	4.3 yrs	0.8 yrs
Expected stock price volatility	31.1%	26.2%
Expected dividend yield	0%	0%
Weighted average fair value of share-based awards granted	$15.93	$10.23

	Year ended December 31, 2010
	Options	Purchase Rights
Weighted average risk-free interest rate	2.0%	0.7%
Expected term of share-based awards	4.4 yrs	1.0 yrs
Expected stock price volatility	30.6%	39.5%
Expected dividend yield	0%	0%
Weighted average fair value of share-based awards granted	$14.74	$9.38

	Year ended December 31, 2009
	Options	Purchase Rights
Weighted average risk-free interest rate	1.8%	0.9%
Expected term of share-based awards	4.4 yrs	0.4 yrs
Expected stock price volatility	42.7%	58.1%
Expected dividend yield	0%	0%
Weighted average fair value of share-based awards granted	$13.27	$7.91

ASC Topic 718, Compensation—Equity Compensation requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow. Excess tax benefits of $13.0 million, $21.1 million, and $14.1 million were reported as net financing cash flows for the years ended December 31, 2011, 2010, and 2009 respectively.

The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes. The Company considered its historical experience of pre-vesting option forfeitures as the basis to arrive at its estimated pre-vesting option forfeiture rate of 6.3 percent per year for the year ended December 31, 2011. All option awards, including those with graded vesting, were valued as a single award with a single average expected term and are amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. At December 31, 2011, there was $23.3 million remaining in unrecognized compensation cost related to employee stock options, which is expected to be recognized over a weighted average period of 1.3 years. No compensation cost was capitalized in inventory during the years ended December 31, 2011, 2010, and 2009, respectively, as the amounts involved are not material.

Total share-based compensation expense for employee stock options and purchase rights for the years ended December 31 is composed of the following:

(in thousands, except per share amounts)	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Cost of revenues	$3,174	$4,950	$3,452
Sales, general and administrative	22,305	29,326	28,291
Research and development	3,756	5,760	5,065

Share-based compensation expense before taxes	29,235	40,036	36,808
Related income tax benefits	9,593	12,159	12,320

Share-based compensation expense, net of taxes	$19,642	$27,877	$24,488

The total intrinsic value of options exercised was $49.1 million, $62.6 million, and $64.7 million during the years ended December 31, 2011, 2010 and 2009, respectively. Total cash received from the exercise of employee stock options and purchase rights was $77.3 million and $34.0 million, respectively, for the year ended December 31, 2011. The total fair value of shares vested during the current year was $24.4 million. A summary of employee stock option activity for the year ended December 31, 2011 is presented below:

	Options (in 000’s)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in 000’s)
Outstanding at December 31, 2010	13,335	$35.04	6.0	$272,849
Granted	47	55.32
Exercised	(2,393)	31.60
Cancelled	(394)	45.34

Outstanding at December 31, 2011	10,595	$35.52	5.0	$71,231

Vested and exercisable at December 31, 2011	7,715	$33.39	4.2	$56,224

Restricted Stock Units

Restricted stock units represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. An exercise price and monetary payment are not required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. Restricted stock units have either graded vesting terms of four years, or cliff vesting terms which generally vest over three years. Compensation cost for these awards is based on the estimated fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. During 2011, the Company estimated pre-vesting forfeitures and applied an annual pre-vesting forfeiture rate of 7.0% and 8.0% for restricted stock units with graded vesting terms and cliff vesting terms, respectively, and made an adjustment of $4.2 million to restricted stock unit compensation expense. Previously, the Company did not estimate a forfeiture rate to restricted stock units as historical grants were granted primarily to executives and directors with minimal forfeiture activity, thus the Company’s history of restricted stock unit pre-vesting forfeitures was minimal. As a result of recent changes where restricted stock units are granted to a larger population of employees, causing increased forfeiture activity, the Company applied the estimated forfeiture rates during 2011. At December 31, 2011, there was $101.8 million remaining in unrecognized compensation cost related to these awards, which is expected to be recognized over a weighted average period of 2.7 years.

Total share-based compensation expense for restricted stock units for the years ended December 31 is composed of the following:

(in thousands, except per share amounts)	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Cost of revenues	$4,120	$3,272	$984
Sales, general and administrative	40,055	30,978	20,634
Research and development	3,242	4,763	1,645

Share-based compensation expense before taxes	47,417	39,013	23,263
Related income tax benefits	17,880	14,273	9,071

Share-based compensation expense, net of taxes	$29,537	$24,740	$14,192

The weighted average grant date fair value of restricted stock units granted during the year ended December 31, 2011 was $52.69. A summary of restricted stock unit activity for the year ended December 31, 2011 is presented below:

	Restricted Stock Units (in 000’s)	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in 000’s)
Outstanding at December 31, 2010	3,283	2.0	$182,207
Granted	2,088
Exercised	(487)
Cancelled	(449)

Outstanding at December 31, 2011	4,435	2.7	$172,553

Vested at December 31, 2011	277		$10,795

Deferred Stock Awards and Restricted Stock Awards

The 2004 Plan also provides that certain participants who are executives or members of a select group of highly compensated employees may elect to receive, in lieu of payment in cash or stock of all or any portion of such participant’s cash and/or stock compensation, an award of deferred stock units. A participant electing to receive deferred stock units will be granted automatically, on the effective date of such deferral election, a deferred stock unit award for a number of stock units equal to the amount of the deferred compensation divided by an amount equal to the fair market value of a share of the Company’s common stock on the date of grant. Deferred stock awards are fully vested and expensed when issued, but shares are placed in a deferral account under the Life Technologies Corporation Deferred Compensation Plan (the “Deferred Compensation Plan”), at an eligible employee’s or director’s discretion, until distributed to the employee or director at a future date. The deferred compensation plan provides matching contributions by the Company to the participants, based on the deferred compensation plan agreement, in the form of restricted stock awards. In the first quarter of 2011, the Company granted restricted stock awards with a total deferred compensation value of $1.4 million, which will be recognized over the requisite service period of three years. The restricted stock awards, issued but unvested, are also held in the deferral account, and are subject to a three year cliff vesting. Refer to Note 11 of the Consolidated Financial Statements, “Fair Value of Financial Instruments” for further information on the fair market valuation of the deferred compensation plan assets.

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

Investments consisted of the following:

(in thousands)	December 31, 2011	December 31, 2010
Short-term
Bank time deposits	$26,559	$20,425
Foreign bonds	—	2,654

Total short-term investments	26,559	23,079
Long-term
Equity securities	24,996	22,448

Total long-term investments	24,996	22,448

Total investments	$51,555	$45,527

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

The following table represents the financial instruments measured at fair value on a recurring basis on the financial statements of the Company subject to ASC Topic 820, Fair Value Measurements and Disclosures and the valuation approach applied to each class of financial instruments:

		Fair Value Measurements at Reporting Date Using
(in thousands) Description	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Bank time deposits	$26,559	$26,559	$—	$—
Money market funds	543,170	543,170	—	—
Deferred compensation plan assets	26,026	26,026	—	—
Assets-derivative forward exchange contracts	21,340	—	21,340	—

Total assets	$617,095	$595,755	$21,340	$—

Liabilities-derivative forward exchange contracts	1,838	—	1,838	—
Contingent Considerations	284,753	—	—	284,753

Total liabilities	$286,591	$—	$1,838	$284,753

At December 31, 2011, the carrying value of the financial instruments measured and classified within Level 1 was based on quoted prices and marked to market.

The Company held foreign bonds which were classified as available-for-sale securities which matured during 2011. During 2011, there was no material gain or loss recorded in accumulated other comprehensive income, and there were no material gains or losses reclassified out of accumulated other comprehensive income to earnings resulting from the sales or maturity of available-for-sale securities. The fair value of the bonds was $2.7 million at December 31, 2010.

The Company manages the Life Technologies Corporation Deferred Compensation Plan (the “Deferred Compensation Plan”) which allows eligible directors and employees to defer, on a pre-tax basis, a portion or all of their compensation, bonuses, or director’s fees. As of December 31, 2011, the Company held $26.0 million in deferred compensation plan assets which were invested in mutual funds. The fair market value of the assets held in the Deferred Compensation Plan was based on unadjusted quoted prices in active markets. The Company carries a corresponding deferred compensation liability of $26.0 million as of December 31, 2011 in other long-term obligations in its Consolidated Balance Sheet.

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

Contingent consideration arrangements obligate the Company to pay former owners of an acquired entity if specified future events occur or conditions are met such as the achievement of certain technological milestones, patent milestones or the achievement of targeted revenue milestones. The Company measures such liabilities using level 3 unobservable inputs, applying the income approach, such as the discounted cash flow technique, or the probability-weighted scenario method. The Company used various key assumptions, such as the probability of achievement on the agreed milestones arrangement and the discount rate, to represent the non-performing risk factors and time value when applying the income approach. The Company continuously monitors the fair value of the contingent considerations, with subsequent revisions reflected in the Statement of Operations in the line items commensurate with the underlying nature of milestone arrangements. For a further discussion on contingent consideration accounting, refer to Note 2 of the Consolidated Financial Statements, “Business Combinations and Divestitures” and Note 6 “Commitments and Contingencies”.

For financial instrument liabilities with significant Level 3 inputs, the following table summarizes the activity for the year ended December 31, 2011.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Contingent Consideration	Total
Beginning balance at January 1, 2011	$263,311	$263,311
Transfers into Level 3 from business combinations	4,655	4,655
Total unrealized losses included in earnings	19,917	19,917
Total unrealized gains included in earnings	(2,663)	(2,663)
Foreign currency translation adjustments	(467)	(467)

Ending balance at December 31, 2011	$284,753	$284,753

Total amount of unrealized losses for the period included in other comprehensive loss attributable to the change in fair market value of related liabilities still held at the reporting date	$—	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Non-financial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. There were no material non-financial assets and liabilities deemed to be other-than-temporarily impaired and measured at fair value on a nonrecurring basis for 2011. The Company evaluates its investments in equity and debt securities that are accounted for using the equity method or cost method to determine whether an other-than-temporary impairment or a credit loss exists at period end. At December 31, 2011, the Company held an aggregate $25.0 million of long-term investments in equity securities that are accounted for under the cost method. The Company assesses these investments for impairment each quarter, but does not calculate a fair value. Due to the nature of these investments, mainly non-public and early stage companies, the Company believes calculating a fair value not to be practicable. In the event the Company identified an indicator of impairment, the assessment of fair value would be based on all available factors, and may include valuation methodologies using level 3 unobservable inputs, which include discounted cash flows, estimates of sales proceeds, net investment values and appraisals, as appropriate. At December 31, 2011, the Company determined that there was no event or change in circumstances that occurred which had a significant adverse effect on the fair value of the cost method investments during 2011, and accordingly no material impairment charges were recorded during the period.

Foreign Currency and Derivative Financial Instruments

The Company translates the financial statements of its foreign subsidiaries using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. Net gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany receivables and payables of a long-term investment nature are recorded as a separate component of stockholders’ equity. These adjustments will affect net income only upon sale or liquidation of the underlying investment in a foreign subsidiary. The cumulative translation adjustments included in accumulated other comprehensive income reported as a separate component of stockholders’ equity were a net cumulative gain of $147.0 million and $158.1 million at December 31, 2011 and 2010, respectively.

Some of the Company’s reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in currency exchange rates from the point at which the transactions are originated until the settlement in cash. Both realized and unrealized gains and losses in the value of these receivables and payables are included in the determination of net income. Net currency exchange gains (losses) recognized on business transactions, net of hedging transactions, were $(8.3) million, $0.4 million and $(9.0) million for the years ended December 31, 2011, 2010 and 2009, respectively, and are included in other income (expense) in the Consolidated Statements of Operations.

To manage the foreign currency exposure risk, the Company uses derivatives for activities in entities that have receivables and payables denominated in a currency other than the entity’s functional currency. Realized and unrealized gains or losses on the value of financial contracts entered into to hedge the exchange rate exposure of these receivables and payables are also included in the determination of net income as they have not been designated for hedge accounting under ASC Topic 815, Derivatives and Hedging. These contracts, which settle January 2012 through April 2012, effectively fix the exchange rate at which these specific receivables and payables will be settled in, so that gains or losses on the forward contracts offset the gains or losses from changes in the value of the underlying receivables and payables. At December 31, 2011, the Company had a notional principal amount of $940.4 million in foreign currency forward contracts outstanding to hedge currency risk relative to our foreign receivables and payables.

The Company’s international operating units conduct business in, and have functional currencies that differ from the parent entity, and therefore, the ultimate conversion of these sales to cash in United States dollars is subject to fluctuations in foreign currency. The Company assesses the appropriate risk management strategy, including hedging, to limit this exposure on the Company’s Consolidated Statements of Operations and Consolidated Statements of Cash Flows from changes in currency exchange rates. Upon entering derivative transactions, when the United States dollar strengthens significantly against foreign currencies, the decline in the United States dollar value of future foreign currency revenue is offset by gains in the value of the forward contracts designated as hedges. Conversely, when the United States dollar weakens, the opposite occurs. The Company’s currency exposures vary, but are primarily concentrated in the euro, British pound, and Japanese yen. During the years ended December 31, 2011 and 2010, the Company has used foreign currency forward contracts to mitigate foreign currency risk on forecasted foreign currency intercompany sales. The change in fair value prior to their maturity is accounted for as a cash flow hedge, and recorded in other comprehensive income, net of tax, in the Consolidated Balance Sheets according to ASC Topic 815, Derivatives and Hedging. To the extent any portion of the forward contracts is determined to not be an effective hedge, the increase or decrease in value prior to the maturity is recorded in other income/(expense) in the Consolidated Statements of Operations.

During the year ended December 31, 2011, the Company did not have any material losses or gains related to the ineffective portion of its hedging instruments in other income/(expense) in the Consolidated Statements of Operations. No hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring for foreign currency forward contacts. The Company reclassed deferred gains or losses reported in accumulated other comprehensive income into revenue when the consolidated earnings were impacted, which for intercompany sales were when the inventory was sold to a third-party. For intercompany sales hedging, the Company used an inventory turnover ratio for each international operating unit to align the timing of a hedged item and a hedging instrument to impact the Consolidated Statements of Operations during the same reporting period. At December 31, 2011, the Company did not have any foreign currency forward contracts outstanding to hedge foreign currency revenue risk under ASC Topic 815, Derivatives and Hedging. The Company will continuously monitor the impact of foreign currency risk upon the financial results as part of the Company’s risk management program and at management’s discretion may enter into derivative transactions.

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

The following table summarizes the fair values of derivative instruments at December 31, 2011 and 2010:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in thousands)	Balance Sheet Location	December 31, 2011	December 31, 2010	Balance Sheet Location	December 31, 2011	December 31, 2010
Derivatives instruments designated and qualified as cash flow hedges
Forward exchange contracts	Other current assets	$—	$—	Other current liabilities	$—	$41,558
Interest rate swap contracts	Other assets	—	—	Other long-term obligations	—	—

Total		$—	$—		$—	$41,558
Derivatives instruments not designated as cash flow hedges
Forward exchange contracts	Other current assets	$21,340	$15,189	Other current liabilities	$1,838	$4,732

Total		$21,340	$15,189		$1,838	$4,732

Total derivatives		$21,340	$15,189		$1,838	$46,290

The following table summarizes the effect of derivative instruments on the Consolidated Statements of Operations for the years ended December 31, 2011 and 2010:

	Year ended December 31, 2011			Year ended December 31, 2010
	Amount of Loss Recognized in OCI	Location of (Gain)/Loss Reclassified from AOCI into Income	Amount of Gain/(Loss) Reclassified from AOCI into Income	Amount of (Gain)/Loss Recognized in OCI		Location of (Gain)/Loss Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
(in thousands)	Effective Portion			Effective Portion
Derivatives instruments designated and qualified as cash flow hedges
Foreign exchange contracts	$19,462	Revenue	$(64,116)	$16,149		Revenue	$20,688
Forward starting interest rate swap contracts	—	Interest expense	583	(4,312)		Interest expense	183
Interest rate swap contracts		Interest expense	—	7,772	**	Interest expense	—

	—

Total derivatives	$19,462		$(63,533)	$19,609			$20,871

	Year ended December 31, 2011				Year ended December 31, 2010
	Location of (Gain)/Loss Recognized in Income	Amount of (Gain)/Loss recognized in Income			Location of (Gain)/Loss Recognized in Income	Amount of (Gain)/Loss recognized in Income
(in thousands)	Ineffective Portion				Ineffective Portion
Derivatives instruments designated and qualified as cash flow hedges
Foreign exchange contracts	Other (income) expense	$		*	Other (income)expense	$—
Forward starting interest rate swap contracts	Other (income) expense		—		Other (income)expense	—
Interest rate swap contracts	Other (income) expense		—		Other (income)expense	—

Total derivatives		$	*			$—

	Year ended December 31, 2011		Year ended December 31, 2010
(in thousands)	Location of (Gain)/Loss Recognized in Income	Amount of Loss Recognized in Income	Location of (Gain)/Loss Recognized in Income	Amount of Gain Recognized in Income
Derivatives instruments not designated as cash flow hedges
Forward exchange contracts	Other (income) expense	$2,319	Other (income) expense	$(69,340)

Total derivatives		$2,319		$(69,340)

*	De minimus amount recognized in the hedge relationship.
**	$7.8 million was a part of the $12.9 million loss on discontinuance of cash flow hedge related to term loan A interest rate swaps. The difference of $5.1 million was recognized in other comprehensive income in 2009. The entire $12.9 million was reclassified from accumulated other comprehensive income into other income/(expense) during the first quarter of 2010.

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

Our derivatives instruments have an element of risk in that the counterparties may be unable to meet the terms of the agreements. We attempt to minimize this risk by limiting the counterparties to a diverse group of highly-rated domestic and international financial institutions. In the event of non-performance by these counterparties, the asset position carrying values of our financial instruments represent the maximum amount of loss we could incur as of December 31, 2011. However, we do not expect to record any losses as a result of counterparty default in the foreseeable future. We do not require and are not required to pledge collateral for these financial instruments. The Company does not use derivative financial instruments for speculation or trading purposes or for activities other than risk management and we are not a party to leveraged derivatives. In addition, we do not carry any master netting arrangements to mitigate the credit risk. The Company continually evaluates the costs and benefits of its hedging program.

Debt Obligations

The Company has certain financial instruments in which the carrying value does not equal the fair value. The estimated fair value of the senior notes and the convertible senior was determined by using observable market information.

The fair value and carrying amounts of the Company’s debt obligations were as follows:

	Fair Value		Carrying Amounts
(in thousands)	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
3.375% Senior Notes (principal due 2013)	$253,813	$254,663	$249,953	$249,914
4.400% Senior Notes (principal due 2015)	530,880	520,380	498,906	498,592
3.500% Senior Notes (principal due 2016)	403,896	396,492	399,477	399,360
6.000% Senior Notes (principal due 2020)	847,725	805,815	748,686	748,565
5.000% Senior Notes (principal due 2021)	421,752	396,664	398,363	398,224
1 1/2% Convertible Senior Notes (principal due 2024)	450,000	545,909	448,304	428,356
3 1/4% Convertible Senior Notes (principal due 2025)	—	413,000	—	345,360

For details on the carrying amounts of the long-term debt obligations, refer to Note 5 of the Consolidated Financial Statements, “Long-Term Debt”.

12. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information for the years ended December 31, 2011, 2010, and 2009 is as follows:

(in thousands)	2011	2010	2009
Cash paid for interest	$109,859	$85,262	$121,192

Cash paid for income taxes	$212,446	$189,304	$145,214

13. QUARTERLY FINANCIAL DATA

(in thousands, except per share data) (unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Revenue	$895,893	$941,135	$928,198	$1,010,445
Gross profit	519,040	524,584	539,235	527,117
Net income attributable to Life Technologies	$93,687	$95,466	$96,271	$93,068
Net income per common share attributable to Life Technologies;
Basic	$0.52	$0.53	$0.54	$0.52
Diluted	$0.50	$0.52	$0.52	$0.51
2010
Revenue	$884,943	$903,732	$867,082	$932,337
Gross profit	533,103	540,681	514,361	517,996
Net income attributable to Life Technologies	$91,506	$110,568	$105,540	$70,681
Net income per common share attributable to Life Technologies;
Basic	$0.50	$0.61	$0.57	$0.38
Diluted	$0.48	$0.58	$0.56	$0.37

14. SUBSEQUENT EVENTS

In the Promega Corporation V. Life Technologies Corporation et. al. litigation, the U.S. District Court for the Western District of Wisconsin entered judgment on February 23, 2012 against the Company. The judgment, in accordance with ASC Topic 855, Subsequent Events, gave rise to events that existed as of the balance sheet date. Accordingly, the amount of damages in the judgment, approximately $52.0 million, was recorded in cost of revenues and accrued expenses and other current liabilities during the year ended December 31, 2011. The case, depending on the final outcome, could require the Company to pay additional damages of up to three times the judgment plus plaintiff’s attorney fees. The Company is considering all its options in view of the judgment, including filing various post-trial motions and an appeal.

During February 2012, the Company entered into a new credit agreement to replace the existing revolving credit facility of $500.0 million with a new revolving credit facility of $750.0 million for ongoing working capital and general corporate purposes.

During February 2012, the Company redeemed the outstanding 2024 Notes with $450.0 million, or the par value of the outstanding 2024 Notes, in cash. The Company is finalizing the remaining transactions.

During January 2012, the Company settled the $300.0 million of Ion Torrent acquisition related milestone in a combination of $192.4 million in cash and 2.7 million shares of the Company’s common stock, or the equivalent of $107.6 million at the time of settlement.

Since December 31, 2011, the Company has repurchased 3.5 million shares of its common stock under the December 2010 program at a total cost of $160.0 million. The cost of repurchased shares is included in treasury stock and reported as a reduction in total equity when a repurchase occurs.

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

Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Securities Exchange Act, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of December 31, 2011 the end of the period covered by this report.

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

Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on management’s assessment and the COSO criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on our internal control over financial reporting. Ernst & Young LLP’s report appears below under this Item 9A and expresses an unqualified opinion on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To The Board of Directors and the Stockholders of Life Technologies Corporation:

We have audited Life Technologies Corporation’s (the Company’s) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Life Technologies Corporation management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Life Technologies Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Diego, California

February 29, 2012

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information required by this Item relating to our executive officers appears under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, which information is incorporated herein by reference. Information required by this Item relating to our directors and the Committees of our Board of Directors is incorporated by reference to our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders under the heading “Election of Directors”. Information about Section 16 reporting compliance is incorporated by reference to the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance”. Information regarding our code of ethics, which we call our Protocol, is incorporated by reference to the Proxy Statement under the heading “The Life Technologies Protocol”. The Life Technologies Protocol is also available on our website at www.lifetechnologies.com.

ITEM 11. Executive Compensation

Information required by this Item relating to director and officer compensation will appear under the headings “Executive Compensation Discussion and Analysis”, “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation and Organizational Development Committee of the Board of Directors” in our Proxy Statement, which sections are incorporated herein by reference.

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

ITEM 13. Certain Relationships and Related Party Transactions, and Director Independence

The information required by this Item relating to (i) our related party transactions will appear under the heading “Certain Relationships and Related Party Transactions” in our Proxy Statement, and (ii) independence of our directors will appear under the heading “Election of Directors” in our Proxy Statement, each of which such sections are incorporated herein by reference.

ITEM 14. Principal Accounting Fees and Services

Information required by this Item relating to auditor fees is incorporated by reference to our Proxy Statement under the heading “Principal Accounting Fees and Services.”

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

The following consolidated financial statements of Life Technologies Corporation are included in Item 8.

2.	Financial Statement Schedules: Schedule II—Valuation and Qualifying Accounts Financial statements and schedules other than those listed below in item (c) are omitted for reason that they are not applicable, are not required, or the information is included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

3.	List of exhibits filed with this Annual Report on Form 10-K: For a list of exhibits filed with this Form 10-K, refer to the exhibit index beginning on page 110.

(b)	Exhibits: For a list of exhibits filed with this Annual Report on Form 10-K, refer to the exhibit index beginning on page 110.

(c)	Financial Statement Schedules: Schedule II—Valuation and Qualifying Accounts (see next page).

Schedule II—Valuation and Qualifying Accounts

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands)	Balance at Beginning of Period	Net Additions Charged (Credited) to Expense	Additions Acquired (Excess Reserve Reductions) from Business Combinations	Deductions	Foreign Currency Effect on Translation	Balance at End of Period
Allowance for Inventory Accounts
Year ended December 31, 2011	$92,361	$14,723	$—	$(18,059)	$(289)	$88,736
Year ended December 31, 2010	106,348	1,581	187	(16,272)	517	92,361
Year ended December 31, 2009	95,515	15,306	4,247	(10,298)	1,578	106,348
Restructuring Accrual
Year ended December 31, 2011	$9,326	$17,691	$—	$(18,053)	$(275)	$8,689
Year ended December 31, 2010	26,548	24,765	(1,225)	(40,013)	(749)	9,326
Year ended December 31, 2009	69,099	17,278	29,256	(89,480)	395	26,548
Product Warranties
Year ended December 31, 2011	$7,177	$2,403	$—	$(2,685)	$(21)	$6,874
Year ended December 31, 2010	12,586	(72)	—	(5,406)	69	7,177
Year ended December 31, 2009	12,616	12,050	136	(12,510)	294	12,586

Restructuring accrual costs are classified as follows at December 31:

(in thousands)	2011	2010
Current portion	$8,689	$9,326

Total included above	$8,689	$9,326

Net additions charged to expense for business integration costs reported in the Consolidated Statements of Operations are as follows for the year ended December 31:

(in thousands)	2011	2010	2009
Business consolidation costs	$75,324	$93,450	$112,943

Total business consolidation costs	$75,324	$93,450	$112,943

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFE TECHNOLOGIES CORPORATION

Date: February 29, 2012	By:	/S/ GREGORY T. LUCIER
Gregory T. Lucier Chairman and Chief Executive Officer (Principal Executive Officer and Authorized Signatory)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gregory T. Lucier, John A. Cottingham and David F. Hoffmeister, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/S/ GREGORY T. LUCIER Gregory T. Lucier	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2012

/S/ DAVID F. HOFFMEISTER David F. Hoffmeister	Chief Financial Officer (Principal Financial Officer)	February 29, 2012

/S/ KELLI A. RICHARD Kelli A. Richard	Chief Accounting Officer (Principal Accounting Officer)	February 29, 2012

/S/ GEORGE F. ADAM, JR. George F. Adam, Jr.	Director	February 29, 2012

/S/ RAYMOND V. DITTAMORE Raymond V. Dittamore	Director	February 29, 2012

/S/ DONALD W. GRIMM Donald W. Grimm	Director	February 29, 2012

/S/ BALAKRISHNAN S. IYER Balakrishnan S. Iyer	Director	February 29, 2012

/S/ ARNOLD J. LEVINE, PH.D. Arnold J. Levine, Ph.D.	Director	February 29, 2012

/S/ WILLIAM H. LONGFIELD William H. Longfield	Director	February 29, 2012

/S/ BRADLEY G. LORIMIER Bradley G. Lorimier	Director	February 29, 2012

SIGNATURE	TITLE	DATE

/S/ RONALD A. MATRICARIA Ronald A. Matricaria	Director	February 29, 2012

/S/ ORA H. PESCOVITZ, M.D. Ora H. Pescovitz, M.D.	Director	February 29, 2012

/S/ PER A. PETERSON, PH.D. Per A. Peterson, Ph.D.	Director	February 29, 2012

/S/ DAVID C. U’PRICHARD, PH.D. David C. U’Prichard, Ph.D.	Director	February 29, 2012

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
1.1	Underwriting Agreement by and among Life Technologies and Banc of America Securities LLC, Goldman, Sachs & Co. and J.P Morgan Securities Inc., as representatives of the several underwriters named therein, dated as of February 11, 2010.(1)
1.2	Underwriting Agreement by and among Life Technologies and Merrill Lynch, Pierce, Fenner & Smith and RBS Securities, Inc., dated as of December 9, 2010.(47)
2.1	Agreement and Plan of Merger by and among Invitrogen Corporation, Atom Acquisition, LLC and Applera Corporation dated as of June 11, 2008.(2)
2.2	Amendment No. 1 to Agreement and Plan of Merger by and among Invitrogen Corporation, Atom acquisition, LLC and Applied Biosystems Inc., dated as of September 9, 2008.(3)
2.3	Amendment No. 2 to Agreement and Plan of Merger by and among Invitrogen Corporation, Atom acquisition, LLC and Applied Biosystems Inc., dated as of October 15, 2008.(4)
3.1	Restated Certificate of Incorporation of Life Technologies.(5)
3.2	Seventh Amended and Restated Bylaws of Life Technologies.(6)
4.1	Specimen Common Stock Certificate.(7)
4.2	2% Convertible Senior Notes Due 2023, Registration Rights Agreement, by and among Life Technologies and UBS Securities LLC and Credit Suisse First Boston LLC, as Initial Purchasers, dated August 1, 2003.(8)
4.3	Indenture, by and between Life Technologies and U.S. Bank National Association, dated August 1, 2003.(8)
4.4	1 1/2% Convertible Senior Notes Due 2024, Registration Rights Agreement, by and among Life Technologies and UBS Securities LLC and Bear Stearns & Co Inc., as Initial Purchasers, dated February 19, 2004.(9)
4.5	Indenture, by and between Life Technologies and U.S. Bank National Association, dated February 19, 2004.(9)
4.6	Indenture, by and between Life Technologies and U.S. Bank National Association, dated as of December 14, 2004.(10)
4.7	3.25% Convertible Senior Notes Due 2025, Registration Rights Agreement, by and among Life Technologies and UBS Securities LLC and Banc of America Securities LLC., as Initial Purchasers, dated June 20, 2005.(11)
4.8	3.25% Convertible Senior Notes Due 2025, Indenture, by and between Life Technologies and U.S. Bank National Association, dated June 20, 2005.(11)
4.9	Indenture between Life Technologies and U.S. Bank National Association., as trustee, dated as of February 19, 2010.(12)
4.10	First Supplemental Indenture between Life Technologies and U.S. Bank National Association., as trustee, dated as of February 19, 2010, including the forms of the Life Technologies 3.375% Senior Notes due 2013, 4.400% Senior Notes due 2015 and 6.000% Senior Notes due 2020.(12)
4.11	Second Supplemental Indenture between Life Technologies and U.S. Bank National Association., as trustee, dated as of December 14, 2010, including the forms of the Life Technologies 3.50% Senior Notes due 2016 and 5.00% Senior Notes due 2021.(47)
10.1	Form of Indemnification Agreement for directors and executive officers.(13)
10.2	1997 Stock Option Plan, as amended, and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder.(13)(*)
10.3	1998 Employee Stock Purchase Plan, as amended, and form of subscription agreement thereunder.(13)(39)(*)

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
10.4	The Perkin-Elmer Corporation Supplemental Retirement Plan effective as of August 1, 1979, as amended through October 1, 1996.(14)(*)
10.5	Rights Agreement, by and between Invitrogen and Fleet National Bank Rights Agent, dated February 27, 2001.(15)
10.6	2000 Nonstatutory Stock Option Plan, as amended and restated on July 19, 2001.(16)(*)
10.7	Amended and Restated 401(k) Plan, effective as of January 1, 2002.(17)(*)
10.8	Deferred Compensation Plan, as amended and restated effective as of April 28, 2010.(41)(*)
10.9	NSO Agreement by and between Invitrogen Corporation and Gregory T. Lucier, dated as of May 30, 2003.(19)(*)
10.10	Amended and Restated Employment Agreement by and between Life Technologies and Gregory T. Lucier, effective as of February 24, 2010.(43)(*)
10.11	Indemnification Agreement by and between Invitrogen Corporation and Gregory T. Lucier, dated as of May 26, 2003.(20)
10.12	Restricted Stock Agreement by and between Invitrogen Corporation and Nicholas Barthelemy, dated as of March 10, 2004.(9)(*)
10.13	Excess Benefit Plan, as amended and restated effective July 1, 2004.(21)(*)
10.14	Executive Health Plan.(22)(*)
10.15	Financial Planning Benefit Plan.(22)(*)
10.16	Supplemental Long Term Disability Plan.(22)(*)
10.17	Invitrogen Corporation Deferred Stock Unit Plan.(22)(*)
10.18	Employment Agreement by and between Invitrogen Corporation and David F. Hoffmeister, effective October 13, 2004.(23)(*)
10.19	Notice of Grant and Incentive Stock Option Agreement by and between Invitrogen Corporation and David F. Hoffmeister, effective October 13, 2004.(23)(*)
10.20	Notice of Grant and Nonstatutory Stock Option Agreement by and between Invitrogen Corporation and David F. Hoffmeister, effective October 13, 2004.(23)(*)
10.21	Notice of Grant and Restricted Stock Unit Agreement by and between Invitrogen Corporation and David F. Hoffmeister, dated 13, 2004.(23)(*)
10.22	Indemnification Agreement by and between Invitrogen Corporation and David F. Hoffmeister, dated as of October 13, 2004.(23)
10.23	Form of Director Stock Option Agreement pursuant to the Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan.(24)
10.24	Form of Director Stock Award Agreement pursuant to the Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan.(24)
10.25	Summary of Life Technologies Corporation Mid-Term Incentive Compensation Plan.(25)(*)
10.26	Form of Non-Employee Director Stock Option Agreement under Invitrogen Corporation 2005 Incentive Plan.(26)
10.27	Form of Non-Employee Director Restricted Stock Unit Agreement Invitrogen Corporation 2005 Incentive Plan.(26)
10.28	Summary of Non-Employee Director Compensation Program.(26)
10.29	Form of Non-Qualified Stock Option Agreement for executive officers pursuant to The Perkin-Elmer Corporation 1997 Stock Incentive Plan.(27)
10.30	Form of Non-Qualified Stock Option Agreement for executive officers pursuant to the Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan.(27)

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
10.31	Form of Incentive Stock Option Agreement for executive officers pursuant to the Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan.(27)
10.32	Form of Restricted Stock Bonus Agreement for executive officers pursuant to the Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan.(27)
10.33	Letter Agreement by and between Invitrogen Corporation and Peter M. Leddy, effective July 5, 2005.(28)(*)
10.34	Change-in-Control Agreement by and between Invitrogen Corporation and Peter M. Leddy, dated as of July 5, 2005.(28)(*)
10.35	Indemnification Agreement by and between Invitrogen Corporation and Peter M. Leddy, dated as of July 5, 2005.(28)
10.36	Form of Restricted Stock Unit Award Agreement for awards to executive officers pursuant to the Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan relating to performance during the 2006 through 2009 fiscal years.(29)
10.37	Amendment, dated as of November 17, 2005, to the Deferred Compensation Plan.(29)
10.38	Form of Incentive Stock Option Agreement under 2004 Equity Incentive Plan.(30)(*)
10.39	Form of Nonstatutory Stock Option Agreement under 2004 Equity Incentive Plan.(30)(*)
10.40	Form of Restricted Stock Units Agreement under 2004 Equity Incentive Plan.(30)(*)
10.41	Form of Restricted Stock Unit Award Agreement for awards to executive officers pursuant to the Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan that vest based on performance.(31)
10.42	Form of Performance Share Award Agreement for executive officers pursuant to the Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan relating to performance during the 2007 through 2009 fiscal years.(32)
10.43	Supplemental Executive Retirement Plan effective as of December 31, 2005, as amended and restated as of August 28, 2006.(32)(*)
10.44	Amendment to Supplemental Executive Retirement Plan, effective as of January 1, 2010.(45)(*)
10.45	Form of Change-in-Control Agreement for executive officers employed between February 28, 2007 and September 1, 2008.(33)(*)
10.46	Form of Amended and Restated Change-in-Control Agreement for the Chief Executive Officer.(33)(*)
10.47	Form of Change-in-Control Agreement for executive officers employed on or before February 28, 2007.(33)(*)
10.48	Form of Non-Qualified Stock Option Agreement for executive officers pursuant to the Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan, as amended on October 19, 2006.(34)
10.49	Notice of Grant of Performance Shares.(35)(*)
10.50	Performance Share Award Agreement.(35)(*)
10.51	Commitment Letter dated as of June 11, 2008, among Bank of America, N.A., Banc of America Securities LLC, UBS Loan Finance LLC, UBS Securities LLC, Morgan Stanley Senior Funding Inc. and Invitrogen Corporation.(2)
10.52	Form of Change-in-Control Agreement for executive officers employed after September 1, 2008.(36)(*)
10.53	Credit Agreement, dated as of February 14, 2012, among Life Technologies Corporation, as the Borrower, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.(48)

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
10.54	Pledge Agreement, dated as of November 21, 2008, among Life Technologies, as the Guarantor, the guarantors from time to time party thereto, and Bank of America, N.A., as Collateral Agent.(37)
10.55	Security Agreement, dated as of November 21, 2008, among Life Technologies, as the Guarantor, the guarantors from time to time party thereto, and Bank of America, N.A., as Collateral Agent.(37)
10.56	Employment Agreement between Life Technologies Corporation and Mark P. Stevenson, dated November 20, 2008.(37)
10.57	Limited Waiver and Release of Rights to Terminate for Good Reason Under the Change-in-Control Agreement between Life Technologies Corporation and David F. Hoffmeister, dated November 21, 2008.(37)
10.58	Limited Waiver and Release of Rights to Terminate for Good Reason Under the Change-in-Control Agreement between Life Technologies Corporation and Peter M. Leddy, Ph.D, dated November 21, 2008.(37)
10.59	Limited Waiver and Release of Rights to Terminate for Good Reason Under the Change-in-Control Agreement between Life Technologies Corporation and Claude D. Benchimol, dated November 21, 2008.(37)
10.60	Limited Waiver and Release of Rights to Terminate for Good Reason Under the Change-in-Control Agreement between Life Technologies Corporation and Nicolas M. Barthelemy, dated November 21, 2008.(37)
10.61	Amendment to Change-in-Control Agreement between Life Technologies Corporation and David F. Hoffmeister, dated November 21, 2008.(37)(*)
10.62	Amendment to Change-in-Control Agreement between Life Technologies Corporation and Peter M. Leddy, Ph.D, dated November 21, 2008.(37)(*)
10.63	Amendment to Change-in-Control Agreement between Life Technologies Corporation and Claude D. Benchimol, dated November 21, 2008.(37)(*)
10.64	Amendment to Change-in-Control Agreement between Life Technologies Corporation and Nicolas M. Barthelemy, dated November 21, 2008.(37)(*)
10.65	Executive Officer Severance Plan and Summary Plan Description. (37)(*)
10.66	Agreement Regarding Chief Financial Officer Compensation. (37)(*)
10.67	Agreement Regarding Named Executive Officer Compensation. (37)(*)
10.68	Agreement Regarding Chief Executive Officer Compensation.(37)(*)
10.69	The Perkin-Elmer Corporation 1997 Stock Incentive Plan.(38)(*)
10.70	Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan, effective October 21, 2004.(38)(*)
10.71	Amended and Restated 1993 Director Stock Purchase and Deferred Compensation Plan.(38)(*)
10.72	PE Corporation/PE Biosystems Group 1999 Stock Incentive Plan.(38)(*)
10.73	Life Technologies Corporation Amended and Restated 1999 Stock Incentive Plan.(38)(*)
10.74	Life Technologies Corporation Amended and Restated 1999 Employee Stock Purchase Plan.(39)(*)
10.75	Life Technologies Corporation 2009 Equity Incentive Plan.(39)(*)
10.76	Life Technologies Corporation 2010 Incentive Compensation Plan.(41)(*)
10.77	Form of Non-employee Director Restricted Stock Unit Award Agreement under 2009 Equity Incentive Plan.(41)(*)
10.78	Consulting Agreement between William S. Shanahan and Life Technologies Corporation, dated as of June 30, 2010.(42)(*)

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
10.79	Form of Restricted Stock Unit Award Agreement under 2009 Equity Incentive Plan.(43)(*)
10.80	Confidential Separation Agreement and General Release of All Claims, dated October 24, 2011, between the Company and Bernd Brust.(44)(*)
10.81	Consulting Agreement, dated October 24, 2011, between the Company and Bernd Brust.(44)(*)
10.82	Form of Stock Option Grant Notice and Stock Option Agreement under 2009 Equity Incentive Plan (+)(*)
10.83

Form of Performance Unit Award Grant Notice and Performance Unit Award Agreement, between Life Technologies Corporation and Gregory T. Lucier under the Life Technologies Corporation 2009 Equity Incentive Plan.(49)(*)

10.84	Form of Performance Unit Award Grant Notice and Performance Unit Award Agreement under the Life Technologies Corporation 2009 Equity Incentive Plan.(49)(*)
21.1	List of Subsidiaries(+)
23.1	Consent of Independent Registered Public Accounting Firm(+)
31.1	Certification of Chief Executive Officer(+)
31.2	Certification of Chief Financial Officer(+)
32.1	Certification of Chief Executive Officer(+)
32.2	Certification of Chief Financial Officer(+)
101. INS	XBRL Instance Document (**)(+)
101. SCH	XBRL Taxonomy Extension Schema (**)(+)
101. CAL	XBRL Taxonomy Extension Calculation Linkbase (**)(+)
101. DEF	XBRL Taxonomy Extension Definition Linkbase (**)(+)
101. LAB	XBRL Taxonomy Extension Labels Linkbase (**)(+)
101. PRE	XBRL Taxonomy Extension Presentation Linkbase (**)(+)

(*)	Management contract or compensatory plan or arrangement.

(**)	Furnished, not filed.

(+)	Filed herewith.

(1)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on February 17, 2010 (File No. 000-25317).

(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on June 16, 2008 (File No. 000-25317).

(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on September 10, 2008 (File No. 000-25317).

(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on October 15, 2008 (File No. 000-25317).

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 28, 2011 (File No. 000-25317).

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 28, 2011 (File No. 000-25317).

(7)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-68665).

(8)	Incorporated by reference to Registrant’s Registration Statement on Form S-3, filed on October 29, 2003. (File No. 333-110060).

(9)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2004 (File No. 000-25317).

(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004 (File No. 000-25317), as amended.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on June 24, 2005 (File No. 000-25317).

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 19, 2010 (File No. 000-25317).

(13)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, filed on December 10, 1998 (File No. 333-68665).

(14)	Incorporated by reference to the Annual Report of Applied Biosystems Inc. on Form 10-K for the Year Ended June 30, 2000 (File No. 001-04389).

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 30, 2001 (File No. 000-25317).

(16)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2001 (File No. 000-25317).

(17)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2001 (File No. 000-25317), as amended.

(18)	Incorporated by reference to the Quarterly Report of Applied Biosystems Inc. on Form 10-Q for the Quarterly Period Ended December 31, 2001 (File No. 001-04389).

(19)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, filed on May 30, 2003 (File No. 333-105730).

(20)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2003 (File No. 000-25317).

(21)	Incorporated by reference to the Annual Report of Applied Biosystems Inc. on Form 10-K for the Year Ended June 30, 2004 (File No. 001-04389).

(22)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2004. (File No. 000-25317).

(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 18, 2004 (File No. 000-25317).

(24)	Incorporated by reference to the Current Report of Applied Biosystems Inc. on Form 8-K, filed on October 27, 2004 (File No. 001-04389).

(25)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on January 31, 2005 (File No. 000-25317).

(26)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 14, 2005 (File No. 000-25317).

(27)	Incorporated by reference to Exhibit 10.4.2 to Annual Report of Applied Biosystems Inc. on Form 10-K for the Year Ended June 30, 2005 (File No. 001-04389).

(28)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 11, 2005 (File No. 000-25317).

(29)	Incorporated by reference to the Quarterly Report of Applied Biosystems Inc. on Form 10-Q for the Quarterly Period Ended December 31, 2005 (File No. 001-04389).

(30)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 27, 2006 (File No. 000-25317).

(31)	Incorporated by reference to the Annual Report of Applied Biosystems Inc. on Form 10-K for the Year Ended June 30, 2006 (File No. 001-04389).

(32)	Incorporated by reference to the Quarterly Report of Applied Biosystems Inc. on Form 10-Q for the Quarterly Period Ended September 30, 2006 (File No. 001-04389).

(33)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 2, 2007 (File No. 000-25317).

(34)	Incorporated by reference to the Quarterly Report of Applied Biosystems Inc. on Form 10-Q for the Quarterly Period Ended March 31, 2007 (File No. 001-04389).

(35)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on August 1, 2007 (File No. 000-25317).

(36)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 4, 2008 (File No. 000-25317).

(37)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 28, 2008 (File No. 000-25317).

(38)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, filed on December 2, 2008 (File No. 333-155809).

(39)	Incorporated by reference to the Registrant’s Proxy Statement, filed on March 20, 2009 (File No. 000-25317).

(40)	Incorporated by reference to the Registrant’s Proxy Statement, filed on March 19, 2010 (File No. 000-25317).

(41)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on May 3, 2010 (File No. 000-25317).

(42)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on June 30, 2010 (File No. 000-25317).

(43)	Incorporated by reference to Registrant’s Annual Report on Form 10-K, filed on February 25, 2011 (File No. 000-25317).

(44)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on October 26, 2011 (File No. 000-25317).

(45)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed December 18, 2009 (File No. 000-25317).

(46)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed June 1, 2010 (File No. 000-25317).

(47)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 14, 2010 (File No. 000-25317).

(48)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 14, 2012 (File No. 000-25317).

(49)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 27, 2012 (File No. 000-25317).