Form 10-Q
period 2012-03-31
Life Technologies Corp
filed 2012-05-03
CIK 1073431

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐ or    No  ☒

As of May 2, 2012, 178,576,743 shares of the Registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

LIFE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$219,012	$838,762
Short-term investments	28,420	26,559
Restricted cash	16,149	16,673
Trade accounts receivable, net of allowance for doubtful accounts of $10,886 and $10,200, respectively	655,578	636,998
Inventories, net	396,971	377,866
Deferred income tax assets	93,818	40,079
Prepaid expenses and other current assets	123,154	156,680

Total current assets	1,533,102	2,093,617

Long-term investments	24,162	24,996
Property and equipment, net	818,185	833,678
Goodwill	4,406,761	4,366,584
Intangible assets, net	1,679,830	1,746,701
Deferred income tax assets	25,702	28,805
Other assets	91,422	93,582

Total assets	$8,579,164	$9,187,963

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$252,524	$450,839
Short-term borrowings	125,000	—
Accounts payable	157,279	178,374
Deferred compensation and related benefits	137,986	201,689
Deferred revenues and reserves	112,859	113,048
Contingent considerations	2,854	283,098
Accrued expenses and other current liabilities	204,094	269,258
Accrued income taxes	89,460	—

Total current liabilities	1,082,056	1,496,306

Long-term debt	2,047,308	2,297,653
Pension liabilities	190,894	190,692
Deferred income tax liabilities	362,066	410,565
Income taxes payable	100,830	102,881
Other long-term obligations	92,412	90,640

Total liabilities	3,875,566	4,588,737

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.01 par value, 6,405,884 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value, 400,000,000 shares authorized; 215,467,561 and 211,652,864 shares issued, respectively	2,155	2,117
Additional paid-in-capital	5,590,410	5,441,061
Accumulated other comprehensive income	80,009	64,656
Retained earnings	1,043,630	910,991
Less cost of treasury stock; 37,289,543 shares and 33,100,712 shares, respectively	(2,012,606)	(1,819,599)

Total equity	4,703,598	4,599,226

Total liabilities and equity	$8,579,164	$9,187,963

See accompanying notes for additional information.

LIFE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	For the three months ended March 31,
(Unaudited)	2012	2011
Revenues	$939,114	$895,893
Cost of revenues	313,681	300,703
Purchased intangibles amortization	72,106	76,150

Gross profit	553,327	519,040

Operating expenses:
Selling, general and administrative	253,398	252,841
Research and development	88,598	92,775
Business integration costs	14,266	14,683

Total operating expenses	356,262	360,299

Operating income	197,065	158,741

Other income (expense):
Interest income	764	887
Interest expense	(35,738)	(43,146)
Other expense	(5,716)	(1,351)

Total other expense, net	(40,690)	(43,610)

Income before provision for income taxes	156,375	115,131
Income tax provision	(23,736)	(21,552)

Net income	132,639	93,579
Net loss attributable to noncontrolling interests	—	108

Net income attributable to Life Technologies	$132,639	$93,687

Earnings per common share attributable to Life Technologies stockholders:
Basic	$0.74	$0.52
Diluted	$0.72	$0.50
Weighted average shares used in per share calculations:
Basic	178,873	180,365
Diluted	183,113	186,266

Total comprehensive income	$147,992	$116,475
Comprehensive income attributable to noncontrolling interests	—	(160)

Total comprehensive income attributable to Life Technologies	$147,992	$116,315

See accompanying notes to unaudited consolidated financial statements.

LIFE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the three months ended March 31,
	2012	2011
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$132,639	$93,579
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of businesses acquired and divested:
Depreciation	31,459	30,317
Amortization of intangible assets	73,547	77,436
Amortization of deferred debt issuance costs	5,006	1,893
Amortization of inventory fair market value adjustments	—	528
Amortization of deferred revenue fair market value adjustment	365	930
Share-based compensation expense	19,050	19,262
Incremental tax benefits from stock options exercised	(1,806)	(4,414)
Deferred income taxes	(102,952)	(15,160)
Loss on disposal of assets	2,584	120
Debt discount amortization and other non-cash interest expense	1,883	8,904
Other noncash adjustments	5,080	(1,560)
Changes in operating assets and liabilities:
Trade accounts receivable	(22,100)	(16,795)
Inventories	(18,588)	(16,429)
Prepaid expenses and other current assets	7,492	732
Other assets	(2,076)	8,907
Accounts payable	(14,236)	(17,303)
Accrued expenses and other liabilities	(136,625)	(61,468)
Income taxes	106,675	21,107
Currency impact on intercompany settlements	16,519	(15,535)

Net cash provided by operating activities	103,916	115,051

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(922)	(128)
Net cash paid for business combinations	(28,359)	(28)
Purchases of property and equipment	(25,334)	(16,576)
Net cash paid for divestiture of equity investment	(10,136)	(34,131)
Proceeds from sale of property and equipment	328	—

Net cash used in investing activities	(64,423)	(50,863)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term obligations	(450,000)	—
Principal payments on short-term obligations	(75,000)	—
Proceeds from short-term obligations	200,000	—
Issuance cost payments on long-term obligations	(2,356)	(910)
Cash paid for business combination milestones	(162,349)	—
Incremental tax benefits from stock options exercised	1,806	4,414
Proceeds from sale of common stock	18,099	36,111
Capital lease payments	(565)	(494)
Purchase of treasury stock	(193,007)	(233,841)

Net cash used in financing activities	(663,372)	(194,720)
Effect of exchange rate changes on cash	4,129	10,658

Net decrease in cash and cash equivalents	(619,750)	(119,874)
Cash and cash equivalents, beginning of period	838,762	813,569

Cash and cash equivalents, end of period	$219,012	$693,695

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

In the opinion of management, the accompanying unaudited consolidated financial statements for the periods presented reflect all adjustments, which are normal and recurring, necessary to fairly state the financial position, results of operations and cash flows. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on February 29, 2012.

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

Business Combinations

The Company completed acquisitions that were not considered individually or collectively material to the overall consolidated financial statements and the results of the Company’s operations. These acquisitions have been included in the consolidated financial statements from the respective dates of the acquisitions. The Company recognizes the assets acquired, liabilities assumed, and any noncontrolling interest at fair value at the date of acquisition. Certain acquisitions contain contingent consideration arrangements that require the Company to assess the acquisition date fair value of the contingent consideration liabilities, which is recorded as part of the purchase consideration of the acquisition. The Company continuously assesses and adjusts the fair value of the contingent consideration liabilities, if necessary, until the settlement or expiration of the contingency occurs. For additional details on the carrying value and potential future obligations under these arrangements, refer to Note 5 of the Consolidated Financial Statements, “Commitments and Contingencies”.

The Company also incurs various costs related to business combination and integration activities. These activities include restructuring and integrating acquired entities, aligning acquired and existing operations through business transformation activities and costs associated with divesting entities. Costs related to these activities are recorded as “Business integration costs” in the Statement of Operations and Comprehensive Income.

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

For details on the assets and liabilities subject to fair value measurements and the related valuation techniques used, and for details on derivative instruments, refer to Note 9 of the Consolidated Financial Statements, “Fair Value of Financial Instruments”.

Computation of Earnings Per Share

Basic earnings per share was computed by dividing net income attributable to Life Technologies by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur from the following items:

•	Convertible senior notes where the effect of those securities is dilutive;

•	Dilutive stock options and restricted stock units; and

•	Dilutive Employee Stock Purchase Plan (ESPP).

Computations for basic and diluted earnings per share are as follows:

(in thousands, except per share data) (unaudited)	Net Income Attributable to Life Technologies (Numerator)	Shares (Denominator)	Earnings Per Share
Three Months Ended March 31, 2012
Basic earnings per share:
Net income attributable to Life Technologies	$132,639	178,873	$0.74

Diluted earnings per share:
Dilutive stock options and restricted stock units	—	4,193
Employee Stock Purchase Plan	—	13
1 1/2% Convertible Senior Notes due 2024	12	34

Net income attributable to Life Technologies plus assumed conversions	$132,651	183,113	$0.72

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		1,824

Three Months Ended March 31, 2011
Basic earnings per share:
Net income attributable to Life Technologies	$93,687	180,365	$0.52

Diluted earnings per share:
Dilutive stock options and restricted stock units	—	4,858
Employee Stock Purchase Plan	—	24
1 1/2% Convertible Senior Notes due 2024	33	454
3 1/4% Convertible Senior Notes due 2025	—	565

Net income attributable to Life Technologies plus assumed conversions	$93,720	186,266	$0.50

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		2,018

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

Under the Company’s qualified employee stock purchase plan, all eligible employees of the Company may elect to withhold up to 15% of their compensation to purchase shares of the Company’s stock on a quarterly basis at a discounted price equal to 85% of the lower of the employee’s offering price or the closing price of the stock on the date of purchase.

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

The expected term of share-based awards represents the weighted-average period the awards are expected to remain outstanding and is an input in the Black-Scholes model. In determining the expected term of options, the Company considers various factors including the vesting period of options granted, employees’ historical exercise and post-vesting employment termination behavior, expected volatility of the Company’s stock and aggregation by homogeneous employee groups. The Company uses a combination of the historical volatility of its stock price and the implied volatility of market-traded options of the Company’s stock with terms of up to approximately one year to estimate the expected volatility assumption input to the Black-Scholes model in accordance with ASC Topic 718, Compensation—Stock Compensation. The Company’s decision to use a combination of historical and implied volatility was based upon the availability of actively traded options of its stock and its assessment that such a combination was more representative of future expected stock price trends. The risk-free interest rate is based upon United States Treasury securities with remaining terms similar to the expected term of the share-based awards. The expected dividend yield assumption is based on the Company’s expectation of future dividend payouts. The Company has never declared or paid any cash dividends on its common stock.

Stock Options and Purchase Rights

The underlying assumptions used to value employee stock options and purchase rights granted during the three months ended March 31, 2012 and 2011 were as follows:

	Three months ended March 31,
(unaudited)	2012	2011
Stock Options
Weighted average risk free interest rate	0.7%	2.1%
Expected term of share-based awards	4.4 yrs	4.3 yrs
Expected stock price volatility	38%	31%
Expected dividend yield	0%	0%
Weighted average fair value of share-based awards granted	$15.70	$15.93
Purchase Rights
Weighted average risk free interest rate	0.1%	0.7%
Expected term of share-based awards	0.5 yrs	1.5 yrs
Expected stock price volatility	22%	36%
Expected dividend yield	0%	0%
Weighted average fair value of share-based awards granted	$9.37	$9.73

The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes. The Company considered its historical experience of pre-vesting option forfeitures as the basis to arrive at its estimated annual pre-vesting option forfeiture rate of 5.6% and 5.7% per year for the three months ended March 31, 2012 and 2011, respectively. All option awards, including those with graded vesting, were valued as a single award with a single average expected term and are amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. At March 31, 2012, there was $21.1 million remaining in unrecognized compensation cost related to employee stock options, which is expected to be recognized over a weighted average period of 1.1 years. No compensation cost was capitalized in inventory during the three months ended March 31, 2012 as the amounts involved were not material.

Total share-based compensation expense for employee stock options and purchase rights for the three months ended March 31, 2012 and 2011 was comprised of the following:

	Three months ended March 31,
(in thousands, except per share amounts) (unaudited)	2012	2011
Cost of revenues	$588	$1,147
Selling, general and administrative	4,520	7,218
Research and development	662	1,207

Share-based compensation expense before taxes	5,770	9,572
Related income tax benefits	1,902	3,249

Share-based compensation expense, net of taxes	$3,868	$6,323

Restricted Stock Units

Restricted stock units represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. An exercise price and monetary payment are not required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. Restricted stock units have either graded vesting terms of four years, or cliff vesting terms which generally vest over three years. Compensation cost for these awards is based on the estimated fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. During the three months ended March 31, 2012, the Company estimated pre-vesting forfeitures and applied an annual pre-vesting forfeiture rate of 7.0% and 8.0% for restricted stock units with graded vesting terms and cliff vesting terms, respectively. During the three months ended March 31, 2011, the Company did not estimate a forfeiture rate to restricted stock units as historical grants were granted primarily to executives and directors with minimal forfeiture activity. At March 31, 2012 there was $87.7 million remaining in unrecognized compensation cost related to these awards, which is expected to be recognized over a weighted average period of 2.5 years. The weighted average fair value of restricted stock units granted during the three months ended March 31, 2012 and 2011 was $42.94 and $55.69, respectively.

Total share-based compensation expense for restricted stock units for the three months ended March 31, 2012 and 2011 was composed of the following:

	Three months ended March 31,
(in thousands, except per share amounts) (unaudited)	2012	2011
Cost of revenues	$1,134	$782
Selling, general and administrative	10,633	7,840
Research and development	1,374	1,036

Share-based compensation expense before taxes	13,141	9,658
Related income tax benefits	4,864	3,510

Share-based compensation expense, net of taxes	$8,277	$6,148

Deferred Stock Awards and Restricted Stock Awards

Deferred stock awards are fully vested and expensed when issued, but shares are placed in a deferral account under the Life Technologies Corporation Deferred Compensation Plan (the “Deferred Compensation Plan”), at an eligible employee’s or director’s discretion, until distributed to the employee or director at a future date. The Deferred Compensation Plan allows eligible directors and employees to defer, on a pre-tax basis, a portion or all of their compensation, bonuses, or director’s fees in the form of cash or deferred stock awards. The deferred compensation plan provides matching contributions by the Company to the participants, based on the deferred compensation plan agreement, in the form of restricted stock awards. During the three months ended March 31, 2012 and 2011, the Company granted restricted stock awards with a total deferred compensation value of $0.6 million and $1.4 million, respectively, which will be recognized over the requisite service period of three years with an applicable forfeiture rate. The restricted stock awards, issued but unvested, are held in a deferral account, and are subject to a three year cliff vesting. Refer to Note 9 of the Consolidated Financial Statements, “Fair Value of Financial Instruments” for further information on the fair market valuation of the deferred compensation plan assets.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, updating ASC Topic 220, Comprehensive Income. Under the amended ASC Topic 220, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance eliminates the current option to present other comprehensive income and its components in the Statement of Stockholders’ Equity. This guidance does not change the components that are recognized in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for the Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, updating ASC Topic 220, Comprehensive Income. This guidance defers changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The guidance in ASU 2011-05 and ASU 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and is to be applied retrospectively. The adoption of the guidance in the fiscal year 2012 did not have an impact on the Company’s consolidated financial statements and is not expected to have an impact on the Company’s future operating results.

2. Composition of Certain Financial Statement Items

Inventories

Inventories consisted of the following:

	March 31, 2012	December 31, 2011
(in thousands)	(unaudited)
Raw materials and components	$105,825	$105,628
Work in process (materials, labor and overhead)	100,150	93,738
Finished goods (materials, labor and overhead)	190,996	178,500

Total inventories, net	$396,971	$377,866

Prepaid Expenses and Other Current Assets

Prepaid Expenses and Other Current Assets include hedge assets, prepaid assets, and other current assets, none of which was individually material at March 31, 2012 and December 31, 2011.

Property and Equipment

Property and equipment consisted of the following:

	Estimated Useful Life (in years)	March 31, 2012	December 31, 2011
(in thousands)	(unaudited)
Land	—	$140,222	$140,738
Building and improvements	1-50	445,914	449,124
Machinery and equipment	1-10	457,803	445,880
Internal use software	1-10	243,948	246,520
Construction in process	—	64,730	63,485

Total gross property and equipment		1,352,617	1,345,747
Accumulated depreciation and amortization		(534,432)	(512,069)

Total property and equipment, net		$818,185	$833,678

Goodwill and Other Intangible Assets

The $40.2 million increase in goodwill on the Consolidated Balance Sheet from December 31, 2011 to March 31, 2012 was primarily the result of $25.0 million from business combinations and $15.2 million of foreign currency translation adjustments.

Intangible assets consisted of the following:

	March 31, 2012			December 31, 2011
	Weighted average Life	Gross carrying Amount	Accumulated Amortization	Weighted average Life	Gross carrying Amount	Accumulated Amortization
(in thousands)		(unaudited)
Amortized intangible assets:
Purchased technology	7 years	$1,244,679	$(931,222)	7 years	$1,239,574	$(909,246)
Purchased tradenames and trademarks	9 years	324,535	(159,677)	9 years	322,906	(150,840)
Purchased customer base	11 years	1,443,338	(454,457)	11 years	1,441,472	(424,039)
Other intellectual property	6 years	338,082	(195,299)	6 years	336,312	(179,289)

Total intangible assets		$3,350,634	$(1,740,655)		$3,340,264	$(1,663,414)

Intangible assets not subject to amortization:
Purchased tradenames and trademarks		$7,451			$7,451
In-process research and development		62,400			62,400

Amortization expense related to purchased intangible assets for the three months ended March 31, 2012 and 2011 was $72.1 million and $76.2 million, respectively. Estimated aggregate amortization expense is expected to be $218.8 million for the remainder of fiscal year 2012. Estimated aggregate amortization expense for fiscal years 2013, 2014, 2015 and 2016 is $281.7 million, $241.2 million, $220.4 million and $165.7 million, respectively. During the three months ended March 31, 2012, there were no material impairments identified.

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

Accrued Expenses and Other Current Liabilities

Accrued Expenses and Other Current Liabilities include royalty accruals, hedge liabilities, product warranties, interest accruals, legal accruals, and other current liabilities. At March 31, 2012 and December 31, 2011, legal accruals and royalty accruals were $57.5 million and $32.4 million, respectively, and $59.3 million and $44.1 million, respectively. None of the other liabilities in Accrued Expenses and Other Current Liabilities was individually material at March 31, 2012 and December 31, 2011.

3. Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2012	December 31, 2011
(in thousands)	(unaudited)
3.375% Senior Notes (principal due 2013), net of unamortized discount	$249,963	$249,953
4.400% Senior Notes (principal due 2015), net of unamortized discount	498,987	498,906
3.500% Senior Notes (principal due 2016), net of unamortized discount	399,507	399,477
6.000% Senior Notes (principal due 2020), net of unamortized discount	748,718	748,686
5.000% Senior Notes (principal due 2021), net of unamortized discount	398,398	398,363
1 1/2% Convertible Senior Notes (principal due 2024), net of unamortized discount	—	448,304
Capital leases	4,259	4,803

Total debt	2,299,832	2,748,492
Less current portion	(252,524)	(450,839)

Total long-term debt	$2,047,308	$2,297,653

Senior Notes

During the year 2010, the Company filed a prospectus that allows the Company to issue in one or more offerings, senior or subordinated debt securities covered by the prospectus by filing a prospectus supplement that contains specific information about the securities and specific terms being offered. Under the prospectus, the Company has issued a principal amount of $2,300.0 million of fixed unsecured and unsubordinated Senior Notes (the “Notes”), of which $1,500.0 million were offered in February 2010 and $800.0 million were offered in December 2010. During February 2010, the Company issued $1,500.0 million of fixed rate unsecured notes which consisted of an aggregate principal amount of $250.0 million of 3.375% Senior Notes due 2013 (the “2013 Notes”) at an issue price of 99.95%, an aggregate principal amount of $500.0 million of 4.40% Senior Notes due 2015 (the “2015 Notes”) at an issue price of 99.67% and an aggregate principal amount of $750.0 million of 6.00% Senior Notes due 2020 (the “2020 Notes”) at an issue price of 99.80%. During December 2010, the Company issued an additional $800.0 million of fixed rate unsecured notes which consisted of an aggregate principal amount of $400.0 million of 3.50% Senior Notes due 2016 (the “2016 Notes”) at an issue price of 99.84% and an aggregate principal amount of $400.0 million of 5.00% Senior Notes due 2021 (the “2021 Notes”) at an issue price of 99.56%.

As a result, the Company recorded an aggregate $5.7 million of debt discounts for the Notes. At March 31, 2012, the unamortized debt discount balance was $4.4 million. The debt discounts are amortized over the lives of the associated Notes using the effective interest method.

The aggregate net proceeds from the Notes offerings in 2010 were $2,276.4 million after deducting the debt discounts as well as underwriting discounts of $17.9 million. Total deferred financing costs associated with the issuances of the Notes were $21.8 million, including the $17.9 million of underwriting discounts and $3.9 million of legal and accounting fees. At March 31, 2012, the unamortized issuance costs for the Notes were $15.8 million which are expected to be recognized over a weighted average period of 6.3 years.

The Company recognized aggregate interest expense, net of hedging transactions, of $27.4 million for each of the three months ended March 31, 2012 and 2011, based on the effective interest rates of 3.39%, 4.47%, 3.53%, 6.03%, and 5.06% for the 2013, 2015, 2016, 2020 and 2021 Notes, respectively, with interest payments due semi-annually.

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

At March 31, 2012, the Company held the carrying value of $250.0 million, and the related debt discount, of the 2013 Notes in current liabilities.

Convertible Senior Notes

During January 2012, the Company notified the holders of the 1 1/2% Convertible Senior Note due 2024 (2024 Notes) of its intention to redeem all of the outstanding 2024 Notes on February 15, 2012. During February 2012, the Company redeemed the outstanding 2024 Notes, with no excess of the 2024 Notes’ conversion value over par, in $450.0 million of cash. The Company did not recognize any gain or loss on the settlement of the 2024 Notes. At December 31, 2011, the Company held the then carrying value of $448.3 million for the 2024 Notes in current liabilities.

During May 2011, the Company notified the holders of the 3 1/4% Convertible Senior Note due 2025 (2025 Notes) of its intention to redeem all of the outstanding 2025 Notes on June 15, 2011 at par value. In response to the Company’s announcement and prior to the redemption date, holders of a principal value of $347.5 million of 2025 Notes exercised their options to convert the Notes based on the conversion prices of $49.13 and settled the par value in cash and the excess of the 2025 Notes’ conversion value over par in 0.4 million shares of the Company’s common stock. The remaining outstanding 2025 Notes, approximately $2.5 million were settled in cash. The Company did not recognize any gain or loss on the settlement of the 2025 Notes.

The Company recognized total interest cost of $2.5 million and $11.7 million for the three months ended March 31, 2012, and 2011, respectively, based on the effective interest rates of 6.10% and 5.95% for the 2024 and 2025 Notes, respectively, during the periods these notes were outstanding. The interest expense consisted of $0.8 million and $4.5 million of contractual interest based on the stated coupon rate and $1.7 million and $7.2 million of amortization of the discount on the liability component associated with the bifurcation requirements prescribed by ASC Topic 470-20, Debt with Conversion and Other Options, for the three months ended March 31, 2012 and 2011, respectively.

4. Lines of Credit

During the three months ended March 31, 2012, the Company entered into a new credit agreement (the Revolving Credit Facility) for $750.0 million for the purpose of general working capital, capital expenditures, and/or other capital needs. Fees associated with the Revolving Credit Facility include a commitment fee for unused funds ranging from 10 to 27.5 basis points; letter of credit fees ranging from 100 to 200 basis points; and interest on borrowings accrued at the Company’s election based on base rate borrowing or Eurocurrency rate borrowing. The base rate borrowing rate is a margin of zero to 100 basis points plus the higher of a) the Federal Funds Rate plus 50 basis points, b) Bank of America’s prime rate, or c) the Eurocurrency rate plus 100 basis points. The Eurocurrency borrowing rate is a margin of 100 to 200 basis points plus the Eurocurrency borrowing rate. Margins and fees are based on a rate table specified in the agreement and determined by the Company’s consolidated leverage ratio for the period.

During the three months ended March 31, 2012, the Company withdrew $200.0 million on the Revolving Credit Facility and subsequently repaid $75.0 million, for an outstanding balance of $125.0 million as of March 31, 2012. Additionally, the Company has issued $12.7 million of letters of credit under the Revolving Credit Facility, leaving remaining available credit of $612.3 million. The applicable borrowing rate was 1.72% for the Revolving Credit Facility at March 31, 2012.

During the three months ended March 31, 2012, the Company extinguished the previously existing revolving credit facility of $500.0 million and as a result recognized a $3.7 million loss, recorded in interest expense, on unamortized deferred financing costs.

As of March 31, 2012 foreign subsidiaries in Japan, Mexico, India, and China had available bank lines of credit denominated in local currency to meet short-term working capital requirements. Each credit facility would bear interest at a fixed rate or a variable rate indexed to a local interbank offering rate or equivalent, should there be withdrawals. Under these lines of credit, the United States dollar equivalent of these facilities totaled $8.7 million at March 31, 2012, none of which was outstanding at March 31, 2012.

5. Commitments and Contingencies

Letters of Credit

The Company had outstanding letters of credit totaling $34.4 million at March 31, 2012, of which $16.5 million was to support performance bond agreements, $9.4 million was to support liabilities associated with the Company’s self-insured worker’s compensation programs, $4.8 million was to support its building lease requirements, and $3.7 million was to support duty on imported products.

Executive Employment Agreements

The Company has employment contracts with key executives that provide for the continuation of salary if terminated for reasons other than cause, as defined in those agreements. At March 31, 2012, future employment contract commitments for such key executives were approximately $32.2 million. In certain circumstances, the employment agreements call for the acceleration of equity vesting. The non-cash financial impact of the acceleration of equity vesting is not reflected in the above information.

Acquisition-Related Contingent Obligations

As a result of contingent consideration arrangements associated with certain business acquisitions, the Company may have future payment obligations which are based on certain technological or operational milestones. In accordance with ASC Topic 805, Business Combinations, the Company records these obligations at fair value at the time of acquisition with subsequent fair value adjustments to the contingent consideration reflected in the line items of the Consolidated Statement of Operations commensurate with the nature of the contingent consideration. During the three months ended March 31, 2011, a $1.9 million favorable adjustment to contingent consideration liabilities was recorded in cost of revenues, offset by a $3.1 million time value accretion recorded in interest expenses as subsequent fair value adjustments to the contingent considerations liabilities. There were no adjustments made during the three months ended March 31, 2012.

At March 31, 2012, the total amount accrued for contingent consideration liabilities was $3.7 million, of which $2.9 million was included in current liabilities. At December 31, 2011, the total amount accrued for contingent consideration liabilities was $284.8 million, of which $283.1 million was included in current liabilities. During the three months ended March 31, 2012, $283.1 million of current contingent consideration liabilities was paid, of which $282.2 million was a result of the $300.0 million milestone arrangement related to the Ion Torrent acquisition. The $300.0 million milestone was achieved during the year ended December 31, 2011 and paid in January 2012 in a combination of $192.4 million in cash and approximately 2.7 million shares of the Company’s common stock or the equivalent of $107.6 million at the time of settlement. The $300.0 million was accrued for by an aggregate of $282.2 million in contingent consideration liabilities together with a $17.8 million deferred compensation accrual at December 31, 2011.

For more information on contingent consideration valuation, refer Note 9 of the Consolidated Financial Statements, “Fair Value of Financial Instruments”.

Environmental Liabilities

As a result of previous mergers and acquisitions, the Company assumed certain environmental exposure liabilities. At March 31, 2012, aggregate undiscounted environmental reserves were $9.1 million, including current reserves of $5.1 million. Based upon currently available information, the Company believes that it has adequately provided for these environmental exposures and that the outcome of these matters will not have a material adverse effect on its Consolidated Statement of Operations.

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

Guarantees

The Company is a guarantor of a pension plan benefit that was assumed in conjunction with the AB merger that is accounted for under the ASC Topic 460, Guarantees. As part of the divestiture of the Analytical Instruments business in 1999 by AB, the purchaser of the Analytical Instruments business has agreed to pay for the pension benefits for employees of a former German subsidiary. However, the Company was required to guarantee payment of these pension benefits should the purchaser fail to do so, because these payment obligations were not transferable to the buyer under German law. The guaranteed payment obligation is not expected to have a material adverse effect on the Consolidated Financial Statements.

6. Pension Plans and Postretirement Health and Benefit Program

The Company has several defined benefit pension plans covering its United States employees and employees in several foreign countries.

The components of net periodic pension cost (benefit) for the Company’s pension plans and postretirement benefits plans for the three months ended March 31, 2012 and 2011 were as follows:

	Domestic Plans
(in thousands) (unaudited)	Three months ended March 31,
	2012	2011
Service cost	$385	$261
Interest cost	8,713	9,958
Expected return on plan assets	(9,383)	(10,798)
Amortization of prior service cost	15	15
Amortization of actuarial loss	954	437

Net periodic pension cost (benefit)	$684	$(127)

	Postretirement Plans
(in thousands) (unaudited)	Three months ended March 31,
	2012	2011
Service cost	$10	$16
Interest cost	342	451
Expected return on plan assets	(115)	(119)
Amortization of prior service benefit	(474)	(474)
Amortization of actuarial loss	153	183

Total periodic pension cost (benefit)	$(84)	$57

	Foreign Plans
(in thousands) (unaudited)	Three months ended March 31,
	2012	2011
Service cost	$614	$861
Interest cost	1,205	1,342
Expected return on plan assets	(926)	(1,153)
Amortization of actuarial (gain) loss	(10)	46
Settlement gain	—	(43)

Net periodic pension cost	$883	$1,053

7. Income Taxes

Income taxes are determined using an estimated annual effective tax rate applied against income, and then adjusted for the tax impacts of certain significant and discrete items. For the three months ended March 31, 2012, the Company treated the tax impact related to the following as discrete events for which the tax effect was recognized separately from the application of the estimated annual effective tax rate: re-measurement of beginning of year state deferred taxes due to decision to elect the California single sales factor, benefits and expenses related to return to provision adjustments, changes in tax reserves, change in the United States tax on un-repatriated foreign earnings, changes in foreign tax rates, disqualifying dispositions of qualified stock grants, and changes in judgment regarding the realization of beginning of the year deferred tax assets. The Company’s effective tax rate recorded for the three months ended March 31, 2012 was 15.2%. Excluding the impact of the discrete items discussed above, the effective tax rate would have been 24.9%.

Due to strong growth in actual and forecasted United States earnings, the Company has elected to use the single sales factor for calculating income to be apportioned to California in 2012. The election reduces the California effective rate in 2012 and future years and requires the Company to re-measure its California deferred taxes. The impact on the tax expense was a benefit of approximately $14.7 million or 9.4% on the quarterly tax rate.

During the three months ended March 31, 2012, the Company received a five year extension of its tax holiday from the Singapore taxing authorities which provides for a zero tax rate on certain manufacturing activities performed in Singapore. This extended tax holiday runs through June 30, 2019. In addition to the extension of the prior holiday, the Company was successful in negotiating a separate tax holiday for new products to be manufactured in Singapore. This tax holiday will provide for a zero tax rate on earnings from covered products until December 31, 2021. The impact on the annual effective tax rate was 2.4% and increased earnings per share by approximately $0.02 for the quarter.

In accordance with the disclosure requirements as described in ASC Topic 740, Income Taxes, the Company has classified uncertain tax positions as non-current income tax liabilities, or a reduction in non-current deferred tax assets, unless expected to be paid in one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. It is reasonably possible that there will be a reduction to the balance of unrecognized tax benefits up to $11.1 million in the next twelve months.

8. Stock Repurchase Programs

In July 2011, the Board of Directors of the Company approved a program (the July 2011 program) authorizing management to repurchase up to $200.0 million of common stock. No shares have been repurchased under this program.

In December 2010, the Board of Directors of the Company approved a program (the December 2010 program), authorizing management to repurchase up to $500.0 million of common stock. During the year ended December 31, 2011, the Company repurchased 6.4 million shares of its common stock under this program at a total cost of approximately $303.0 million. During the three months ended March 31, 2012, the Company repurchased an additional 4.0 million shares of its common stock at a total cost of approximately $185.0 million. As of March 31, 2012, there was $12.0 million of authorization remaining under this program.

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

In addition, the Company’s employee stock plan allows for certain net share settlement of stock awards. The Company accounts for the net share settlement withholding as a treasury share repurchase transaction. The cost of repurchasing shares is included in treasury stock and reported as a reduction in total equity when a repurchase occurs.

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

Investments consisted of the following:

	March 31, 2012	December 31, 2011
(in thousands)	(unaudited)
Short-term
Bank time deposits	$28,420	$26,559

Total short-term investments	28,420	26,559
Long-term
Equity securities	24,162	24,996

Total long-term investments	24,162	24,996

Total investments	$52,582	$51,555

ASC Topic 820, Fair Value Measurements and Disclosures requires the Company to establish a framework for measuring fair value. The framework requires the valuation of assets and liabilities subject to fair value measurements using a three tiered approach and fair value measurement be classified and disclosed in one of the following three categories:

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

The following table represents the financial instruments measured at fair value on a recurring basis on the financial statements of the Company subject to ASC Topic 820, Fair Value Measurements and Disclosures and the valuation approach applied to each class of financial instruments:

		Fair Value Measurements at Reporting Date Using
(in thousands)(unaudited) Description	Balance at March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Bank time deposits	$28,420	$28,420	$—	$—
Money market funds	3,021	3,021	—	—
Deferred compensation plan assets-mutual funds	26,891	26,891	—	—
Assets-derivative forward exchange contracts	3,703	—	3,703	—

Total assets	$62,035	$58,332	$3,703	$—

Liabilities-derivative forward exchange contracts	6,845	—	6,845	—
Contingent considerations	3,704	—	—	3,704

Total liabilities	$10,549	$—	$6,845	$3,704

At March 31, 2012, the carrying value of the financial instruments measured and classified within level 1 was based on quoted prices and marked to market.

The Company manages the Life Technologies Corporation Deferred Compensation Plan (the “Deferred Compensation Plan”) which allows eligible directors and employees to defer, on a pre-tax basis, a portion or all of their compensation, bonuses, or director’s fees. As of March 31, 2012, the Company held $26.9 million in deferred compensation plan assets which were invested in mutual funds. The fair market value of the assets held in the Deferred Compensation Plan was based on unadjusted quoted prices in active markets. The Company carries a corresponding deferred compensation liability of $26.9 million as of March 31, 2012 in other long-term obligations in its Consolidated Balance Sheet.

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

Level 3 Fair Value Measurements

Contingent consideration arrangements obligate the Company to pay former owners of an acquired entity if specified future events occur or conditions are met such as the achievement of certain technological milestones or operational milestones. The Company measures such liabilities using level 3 unobservable inputs, applying the income approach, such as the discounted cash flow technique, or the probability-weighted scenario method. The Company used various key assumptions, such as the probability of achievement on the agreed milestones arrangement and the discount rate, to represent the non-performing risk factors and time value when applying the income approach. The Company continuously monitors the fair value of the contingent considerations, with subsequent revisions reflected in the Statement of Operations in the line items commensurate with the underlying nature of milestone arrangements. For further discussion on contingent consideration accounting, refer to Note 5 of the Consolidated Financial Statements, “Commitments and Contingencies”.

At March 31, 2012, the Company’s level 3 liabilities, or a potential exposure to the existing contingent consideration agreements, individually or collectively, are not considered material and reasonable changes in the unobservable inputs would not be expected to have a significant impact on the Company’s consolidated financial statements.

For financial instrument liabilities with significant level 3 inputs, the following table summarizes the activity for the three months ended March 31, 2012.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands) (unaudited)	Contingent Considerations
Beginning balance at January 1, 2012	$284,753
Transfers into Level 3 from business combinations	1,995
Settlements*	(283,098)
Foreign currency translation adjustments	54

Ending balance at March 31, 2012	$3,704

Total amount of unrealized losses for the period included in other comprehensive loss attributable to the change in fair market value of related liabilities still held at the reporting date	$—

*	Includes $282.2 million of Ion Torrent milestone payment. Refer to Note 5 of the Consolidated Financial Statements.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Non-financial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. There were no material non-financial assets and liabilities deemed to be other-than-temporarily impaired and measured at fair value on a nonrecurring basis for the three months ended March 31, 2012. The Company evaluates its investments in equity and debt securities that are accounted for using the equity method or cost method to determine whether an other-than-temporary impairment or a credit loss exists at period end. At March 31, 2012, the Company held an aggregate $24.2 million of long-term investments in equity securities that are accounted for under the cost method. The Company assesses these investments for impairment each quarter, but does not calculate a fair value. Due to the nature of these investments, mainly non-public and early stage companies, the Company believes calculating a fair value not to be practicable. In the event the Company identified an indicator of impairment, the assessment of fair value would be based on all available factors, and may include valuation methodologies using level 3 unobservable inputs, which include discounted cash flows, estimates of sales proceeds, net investment values and appraisals, as appropriate. At March 31, 2012, the Company determined that there was no event or change in circumstances that occurred which had a significant adverse effect on the fair value of the cost method investments during the three months ended March 31, 2012, and accordingly no material impairment charges were recorded during the period.

Foreign Currencies and Derivative Financial Instruments

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

Some of the Company’s reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in currency exchange rates from the point in which the transactions are originated until the settlement in cash. Both realized and unrealized gains and losses in the value of these receivables and payables are included in the determination of net income. Net currency exchange gains (losses) recognized on business transactions, net of hedging transactions, were $0.3 million and $(2.1) million for the three months ended March 31, 2012 and March 31, 2011, respectively, and such gains and losses are included in other income/(expense) in the Consolidated Statements of Operations.

To manage the foreign currency exposure risk, the Company uses derivatives for activities in entities that have receivables and payables denominated in a currency other than the entity’s functional currency. Realized and unrealized gains or losses on the value of financial contracts entered into to hedge the exchange rate exposure of these receivables and payables are also included in the determination of net income as they have not been designated for hedge accounting under ASC Topic 815, Derivatives and Hedging. These contracts, which settle in April 2012 through July 2012, effectively fix the exchange rate at which these specific receivables and payables will be settled in, so that gains or losses on the forward contracts offset the gains or losses from changes in the value of the underlying receivables and payables. At March 31, 2012, the Company had a notional principal amount of $814.7 million in foreign currency forward contracts outstanding to hedge currency risk relative to our foreign receivables and payables.

The Company’s international operating units conduct business in, and have functional currencies that differ from the parent entity, and therefore, the ultimate conversion of these sales to cash in United States dollars is subject to fluctuations in foreign currency. The Company assesses the appropriate risk management strategy, including hedging, to limit this exposure on the Company’s Consolidated Statements of Operations and Consolidated Statements of Cash Flows from changes in currency exchange rates. Upon entering derivative transactions, when the United States dollar strengthens significantly against foreign currencies, the decline in the United States dollar value of future foreign currency revenue is offset by gains in the value of the forward contracts designated as hedges. Conversely, when the United States dollar weakens, the opposite occurs. The Company’s currency exposures vary, but are primarily concentrated in the euro, British pound, and Japanese yen. At March 31, 2012 and December 31, 2011, the

Company did not have any foreign currency forward contracts outstanding to hedge foreign currency revenue risk under ASC Topic 815, Derivatives and Hedging. The Company will continuously monitor the impact of foreign currency risk upon the financial results as part of the Company’s risk management program and at management’s discretion may enter into derivative transactions.

During the three months ended March 31, 2011, the Company used foreign currency forward contracts to mitigate foreign currency risk on forecasted foreign currency intercompany sales. The change in fair value prior to their maturity was accounted for as a cash flow hedge, and recorded in other comprehensive income, net of tax, in the Consolidated Balance Sheets according to ASC Topic 815, Derivatives and Hedging. The Company reclassed deferred gains or losses reported in accumulated other comprehensive income into revenue when the consolidated earnings were impacted, which for intercompany sales were when the inventory was sold to a third-party. For intercompany sales hedging, the Company used an inventory turnover ratio for each international operating unit to align the timing of a hedged item and a hedging instrument to impact the Consolidated Statements of Operations during the same reporting period. During the three months ended March 31, 2011, the Company did not have any losses or gains related to the ineffective portion of its hedging instruments in other income/(expense) in the Consolidated Statements of Operations. No hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring for foreign currency forward contacts.

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

The following table summarizes the fair values of derivative instruments at March 31, 2012 and December 31, 2011:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	March 31, 2012	December 31, 2011	Balance Sheet Location	March 31, 2012	December 31, 2011
(in thousands)		(unaudited)			(unaudited)
Derivatives instruments not designated as cash flow hedges
Forward exchange contracts	Other current assets	$3,703	$21,340	Other current liabilities	$6,845	$1,838

Total derivatives		$3,703	$21,340		$6,845	$1,838

The following table summarizes the effect of derivative instruments on the Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011:

	Three months ended March 31, 2012			Three months ended March 31, 2011
	Amount of (Gain)/Loss Recognized in OCI	Location of Gain/(Loss) Reclassified from AOCI into Income	Amount of Gain/(Loss) Reclassified from AOCI into Income	Amount of (Gain)/Loss Recognized in OCI	Location of Gain/(Loss) Reclassified from AOCI into Income	Amount of Gain/(Loss) Reclassified from AOCI into Income
(in thousands)(unaudited)	Effective Portion			Effective Portion
Derivatives instruments designated and qualified as cash flow hedges
Foreign exchange contracts	$—	Revenue	$—	$14,027	Revenue	$(22,678)
Interest rate swap contracts	—	Interest expense	146	—	Interest expense	146

Total derivatives	$—		$146	$14,027		$(22,532)

	Three months ended March 31, 2012		Three months ended March 31, 2011
(in thousands)(unaudited)	Location of (Gain)/Loss Recognized in Income	Amount of (Gain)/Loss Recognized in Income	Location of (Gain)/Loss Recognized in Income	Amount of (Gain)/Loss Recognized in Income
Derivatives instruments not designated as cash flow hedges
Forward exchange contracts	Other (income) expense	$10,606	Other (income) expense	$28,059

Total derivatives		$10,606		$28,059

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are cash and cash equivalents, investments, and accounts receivable. We attempt to minimize the risks related to cash and cash equivalents and investments by using highly-rated financial institutions that invest in a broad and diverse range of financial instruments. We have established guidelines relative to credit ratings and maturities intended to maintain safety and liquidity. Concentration of credit risk with respect to accounts receivable is limited due to our large and diverse customer base, which is dispersed over different geographic areas. Allowances are maintained for potential credit losses and such losses have historically been within our expectations. Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The Company does sell to various institutions in Southern Europe, particularly Spain and Italy, which are either partially or directly funded by government institutions. Given the current fiscal environment, the Company is continuously monitoring the credit and economic conditions of our customer base. In certain cases in this region, there have been customers for which days outstanding has increased while payment is pursued. The Company believes its current reserves are appropriate given the current economic condition of its customers. If continued deterioration was to occur in these markets, we may not be able to collect on receivables and our write-offs of uncollectible accounts may increase.

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. We continue to monitor the global economic environment, including that of the Eurozone. We do not believe the current economic uncertainties in several European markets, including Greece, Spain, Italy, and Portugal, will have a material adverse effect on our investment portfolio or future results of operations.

Our derivatives instruments have an element of risk in that the counterparties may be unable to meet the terms of the agreements. We attempt to minimize this risk by limiting the counterparties to a diverse group of highly-rated domestic and international financial institutions. In the event of non-performance by these counterparties, the asset position carrying values of our financial instruments represent the maximum amount of loss we could incur as of March 31, 2012. However, we do not expect to record any losses as a result of counterparty default in the foreseeable future. We do not require and are not required to pledge collateral for these financial instruments. The Company does not use derivative financial instruments for speculation or trading purposes or for activities other than risk management and we are not a party to leveraged derivatives. In addition, we do not carry any master netting arrangements to mitigate the credit risk. The Company continually evaluates the costs and benefits of its hedging program.

Debt Obligations

The Company has certain financial instruments in which the carrying value does not equal the fair value. The estimated fair value of the senior notes and the convertible senior notes was determined by using observable market information (level 1 inputs). The fair value and carrying amounts of the Company’s debt obligations were as follows:

	Fair Value		Carrying Amounts
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
(in thousands)	(unaudited)		(unaudited)
3.375% Senior Notes (principal due 2013)	$254,843	$253,813	$249,963	$249,953
4.400% Senior Notes (principal due 2015)	535,555	530,880	498,987	498,906
3.500% Senior Notes (principal due 2016)	417,228	403,896	399,507	399,477
6.000% Senior Notes (principal due 2020)	861,135	847,725	748,718	748,686
5.000% Senior Notes (principal due 2021)	433,384	421,752	398,398	398,363
1 1/2% Convertible Senior Notes (principal due 2024)	—	450,000	—	448,304

For details on the carrying amounts of the debt obligations, refer to Note 3 of the Consolidated Financial Statements, “Long-Term Debt”.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this report and the Consolidated Financial Statements and Notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2011.

Forward-looking Statements

Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect(s),” “estimate(s),” “project(s),” “positioned,” “strategy,” “outlook” and similar expressions. Additionally, statements concerning future matters, such as the development of new products, enhancements of technologies, sales levels and operating results and other statements regarding matters that are not historical facts are forward-looking statements. Accordingly, all such forward-looking statements involve estimates, assumptions and relate to uncertainties that could cause our actual results to differ materially from the results expressed in the statements. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Among the key factors that could cause our actual results to differ materially from those projected in our forward-looking statements, include our ability to:

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

•

the additional risks and other factors described under the caption “Risk Factors” under Item 1A of the Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on February 29, 2012.

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

OVERVIEW

Revenues for the three months ended March 31, 2012 were $939.1 million, with net income attributable to the Company of $132.6 million. Revenues for the three months ended March 31, 2011 were $895.9 million, with net income attributable to the Company of $93.7 million.

Our Business

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

The Company offers many different products and services, and is continually developing and/or acquiring others. Some of our specific product categories include the following:

•

Capillary electrophoresis, SOLiDTM, and Ion TorrentTM DNA sequencing systems and reagents, which are used to discover sources of genetic and epigenetic variation, to catalog the DNA structure of organisms, to verify the composition of genetic research material, and to apply these genetic analysis discoveries in markets such as forensic human identification and diagnostics.

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

The Company has modified its financial reporting into three new business groups to better reflect its internal organization and end markets. These business groups are Research Consumables, Genetic Analysis, and Applied Sciences. The Company’s internal organization had previously been structured around its technology platforms of Molecular Biology Systems, Genetic Systems and Cell Systems. The Company has reclassified the historically presented business group revenue to conform to the current year presentation. The reclassification had no impact on previously reported consolidated results of operations or financial position.

The Research Consumables business group includes our molecular and cell biology reagents, endpoint PCR and other benchtop instruments and consumables. These products include RNAi, DNA synthesis, sample prep, transfection, cloning and protein expression profiling and protein analysis, cell culture media used in research, stem cells and related tools, cellular imaging products, antibodies and cell therapy related products.

The Genetic Analysis business group includes our capillary electrophoresis (also referred to as “CE”) instruments used for research applications and all CE consumables, real-time and digital qPCR instruments used in research applications and all qPCR consumables and genomic assays, as well as our next generation sequencing systems and reagents for the SOLiD™ and Ion Torrent™ systems.

The Applied Sciences business group includes our BioProduction, forensics and animal health and food safety reagent kits, CE and qPCR instruments that are used in applied markets applications and our medical sciences business which includes our molecular medicine products and transplant diagnostics.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are those that require significant judgment. For additional information on the recent accounting pronouncements impacting our business, see Note 1 of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

First Quarter of 2012 Compared to the First Quarter of 2011

The following table compares revenues and gross profit for the first quarter of 2012 and 2011:

	Three months ended March 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
(in millions) (unaudited)	2012	2011
Research Consumables	$420.1	$404.1	$16.0	4%
Genetic Analysis	355.7	333.2	22.5	7%
Applied Sciences	161.5	155.8	5.7	4%
Corporate and other	1.8	2.8	(1.0)	NM

Total revenues	$939.1	$895.9	$43.2	5%

Total gross profit	$553.3	$519.0	$34.3	7%
Total gross profit %	58.9%	57.9%

Revenue

The Company’s revenues increased by $43.2 million or 5% for the first quarter of 2012 compared to the first quarter of 2011. The increase in revenue was driven primarily by an increase of $22.1 million in favorable currency impacts, which was primarily driven by the termination of the cash flow hedge program, and $20.1 million net increase in volume, pricing, and royalties. Volume and pricing relates to the impact on revenue due to existing and new product total unit sales as well as year over year change in unit pricing and its impact on gross revenue.

The Company operates our business under three business groups—Research Consumables, Genetic Analysis, and Applied Sciences. Revenue for the Research Consumables business group increased by $16.0 million or 4% in the first quarter of 2012 compared to the first quarter 2011. This increase was driven primarily by $10.0 million in favorable currency impacts, including the benefit from the termination of the cash flow hedge program, and $5.9 million in net increase from volume, pricing, and royalties. Revenue for the Genetic Analysis business group increased $22.5 million or 7% for the first quarter of 2012 compared to the first quarter of 2011. This increase was driven primarily by $14.2 million in net increase from volume, pricing, and royalties and $8.2 million in favorable foreign currency impacts, including the benefit from the termination of the cash flow hedge program. Revenue for the Applied Sciences business group increased by $5.7 million or 4% for the first quarter of 2012 compared to the first quarter of 2011. This increase was driven primarily by $3.9 million in favorable currency impacts, including the benefit from the termination of the cash flow hedge program, and $1.8 million in net increase from volume, pricing, and royalties.

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

Gross Profit

Gross profit increased $34.3 million or 7% in the first quarter of 2012 compared to the first quarter of 2011. The increase in gross profit was primarily driven by $21.2 million in favorable currency impacts, including the benefit from the termination of the cash flow hedge program, a $9.3 million net increase from price, volume, product mix, and royalties, and a $4.0 million decrease in purchased intangible amortization.

Operating Expenses

The following table compares operating expenses for the first quarter of 2012 and 2011:

	Three months ended March 31,
	2012		2011
(in millions) (unaudited)	Operating expense	As a percentage of revenues	Operating expense	As a percentage of revenues	$ Increase/ (Decrease)	% (Decrease)
Operating Expenses:
Selling, general and administrative	$253.4	27%	$252.8	28%	$0.6	0%
Research and development	88.6	9%	92.8	10%	(4.2)	(5)%
Business consolidation costs	14.3	2%	14.7	2%	(0.4)	(3)%

Selling, general and administrative

For the first quarter of 2012, selling, general and administrative expenses increased $0.6 million compared to the first quarter of 2011. This increase was driven primarily by a $4.1 million increase in purchased services partially offset by a decrease of $2.6 million in compensation and benefits. As a percentage of revenue, the costs are down from the prior year as a result of the activities that have contributed to the reduction of overall overhead related costs year over year.

Research and development

For the first quarter of 2012, research and development expenses decreased $4.2 million or 5% compared to the first quarter of 2011. The decrease was primarily driven by a $5.4 million decrease in compensation and benefits. The Company continues to invest in research and development programs, however as a percentage of revenue, the costs are down from the prior year as a result of the activities that have contributed to the reduction of overall overhead related costs year over year.

Business Integration Costs

Business integration costs for the first quarter of 2012 were $14.3 million, compared to $14.7 million for the first quarter of 2011. The expenses for both periods primarily include costs of integration and restructuring efforts for our acquisitions and divestitures activities.

Other Income (Expense)

Interest Income

Interest income was $0.8 million for the first quarter of 2012 compared to $0.9 million for the first quarter of 2011.

Interest income in the future will be affected by changes in short-term interest rates and changes in cash balances, which may materially increase or decrease as a result of operations, acquisitions, debt repayment, stock repurchase programs and other financing activities.

Interest Expense

Interest expense was $35.7 million for the first quarter of 2012 compared to $43.1 million for the first quarter of 2011. The decrease in interest expense was primarily driven by lower debt balances driven by the payoff of the 2024 and 2025 Convertible Senior Notes in February 2012 and June 2011, respectively, partially offset by $3.7 million charged as a result of the extinguishment of a line of credit during the three months ended March 31, 2012.

The Company adopted a bifurcation requirement on our convertible senior notes, as prescribed by ASC Topic 470-20, Debt with Conversion and Other Options and as a result has incurred an additional $1.7 million and $7.2 million in interest expense for the three months ended March 31, 2012 and 2011, respectively.

Other Expense, Net

Other expense, net, was $5.7 million for the first quarter of 2012 compared to $1.4 million for the same period of 2011. Included in the first quarter of 2012 was $5.3 million of charges associated with divestiture related activities. Included in the first quarter of 2012 and 2011 were foreign currency gains and (losses) of $0.3 million and $(2.1) million, net of hedging activities, respectively, driven by currency fluctuation in major currencies.

Provision for Income Taxes

The provision for income taxes as a percentage of pre-tax income from continuing operations was 15.2% for the first quarter of 2012 compared with 18.7% for the first quarter of 2011. The lower first quarter 2012 effective tax rate was primarily driven by the tax benefit associated with the election to use the California single sales factor, offset by the expiration of the federal research credit in 2012. The first quarter 2012 effective tax rate of 15.2% was lower than the estimated rate for the year of 24.9% primarily due to the single sales factor election, tax benefits associated with the release of reserves for uncertain tax positions and disqualifying dispositions of qualified stock grants; offset by tax expense associated with return to provision adjustments.

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate without the discrete items are as follows:

Statutory U.S. federal income tax rate	35.0%
State income tax	1.1
Foreign earnings taxed at non-U.S. rates	(4.6)
Foreign earnings subject to tax holidays	(2.4)
Benefits from intercompany financing	(1.6)
Deemed repatriation of foreign earnings, net of related benefits	(1.1)
Audit settlements	0.5
Credits and incentives	(2.8)
Valuation allowance	0.2
Non-deductible compensation & other adjustments	0.6

Annual effective income tax rate	24.9%

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

Cash and cash equivalents were $219.0 million at March 31, 2012, a decrease of $619.8 million from December 31, 2011, primarily due to cash used in financing activities of $663.4 million and cash used in investing activities of $64.4 million, offset by cash provided by operating activities of $103.9 million and the effect of exchange rates on cash of $4.1 million. Further discussion surrounding the makeup of each cash flow component movement for the first quarter of 2012 is listed below.

Operating Activities

Operating activities provided net cash of $103.9 million during the first quarter of 2012 primarily from our net income of $132.6 million plus net non-cash charges of $34.2 million, offset by a decrease in cash from operating assets and liabilities of $62.9 million. Non-cash charges were primarily comprised of amortization of intangibles of $73.5 million, depreciation of $31.5 million, stock-based compensation expense of $19.1 million, other non-cash adjustments of $5.1 million, and amortization of deferred debt issuance costs of $5.0 million, offset by a change in deferred income taxes which resulted in a use of cash of $103.0 million which primarily related to the recapture of interest expense on the redemption of the 2024 Notes. The decrease of $62.9 million in cash within operating assets and liabilities was mainly due to a $136.6 million decrease in accrued expenses and other liabilities which was primarily driven by the annual bonus payments and the timing of interest expense payments, a $22.1 million increase in trade accounts receivable, an $18.6 million increase in inventories, and a $14.2 million decrease in accounts payable. These were partially offset by a $106.7 million increase in current income tax liabilities as an offset of the large decrease in deferred income taxes, a $16.5 million increase from the currency impact on the timing of intercompany settlements, and a $7.5 million decrease in prepaid expenses and other current assets. The movement in cash as a result of changes in operating assets and liabilities is consistent with normal ongoing operations.

As of March 31, 2012, we had cash and cash equivalents of $219.0 million, short-term investments of $28.4 million, and restricted cash of $16.1 million. Our working capital was $451.0 million as of March 31, 2012 including restricted cash. Our funds for cash and cash equivalents are currently primarily invested in marketable securities, money market funds, and bank deposits with maturities of less than three months. Cash and cash equivalents held by our foreign subsidiaries at March 31, 2012 was approximately $194.2 million. It is the Company’s intention to indefinitely reinvest a majority of, if not all, current foreign earnings in order to ensure sufficient working capital and expand existing operations outside the United States. Additionally, the Company intends to use unrepatriated cash held by our foreign subsidiaries to fund future foreign investments, including acquisitions. While the Company has repatriated significant earnings in the past, primarily due to certain debt obligations and covenants which no longer exist, similar repatriation of earnings is no longer expected or required. In addition to cash on hand in the United States, the Company has the ability to raise cash through bank loans, debt obligations or by settling loans with its foreign subsidiaries in order to cover the domestic needs. Accordingly, it is the intention of the Company management to indefinitely reinvest a majority of, if not all, current earnings from foreign operations. For those limited foreign earnings which the Company, in the past, had determined will not be indefinitely reinvested, management has recorded the appropriate tax obligations in the statement of operations. In the event the Company is required to repatriate funds outside of the United States, such repatriation would be subject to local laws and tax consequences.

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

Investing Activities

Net cash used in investing activities during the first quarter of 2012 was $64.4 million. The primary drivers were cash paid for business combinations of $28.4 million, $25.3 million for the purchases of property and equipment, and $10.1 million of cash outflows associated with the divestiture of an equity investment.

The Company completed several acquisitions in the past that were not material individually or collectively to the overall consolidated financial statements and its results of operations. The results of operations for these acquisitions were included in the Company’s results from the date of acquisition. Pursuant to the purchase agreements for certain acquisitions, the Company could be required to make additional contingent payments in cash or a combination of cash and the Company’s common stocks based on certain technological milestones or operational milestones. The Company has sufficient cash on hand, positive cash flow generation and a revolving credit facility to fund such contingent payments if they become due.

For more information on our acquisition related obligations, refer to Note 5 of the Consolidated Financial Statements, “Commitments and Contingencies”.

Financing Activities

Net cash used in financing activities during the first quarter of 2012 was $663.4 million. The primary drivers were $450.0 million for principal payments on long-term obligations, $193.0 million for the purchase of treasury stock, $162.3 million for business combination milestone payments, and $75.0 million for principal payments of short-term obligations, partially offset by proceeds from short-term obligations of $200.0 million and the exercise of employee stock options and purchase rights of $18.1 million.

During the three months ended March 31, 2012, the Company settled the $300.0 million Ion Torrent milestone in a combination of $192.4 million in cash, and in 2.7 million shares of the Company’s common stock or the equivalent of $107.6 million at the time of settlement. Of the $192.4 million settled in cash, $161.4 million was classified as a financing activity and the $31.0 million was classified as an operating activity commensurate with the nature of the payments.

Long-Term Debt

During February 2012, the Company redeemed the outstanding balance of the 1 1/2% Convertible Senior Notes (2024 Notes), with no excess of the 2024 Notes’ conversion value over par, in $450.0 million of cash. The settlement was funded by cash on hand including proceeds from the Senior Notes offering made during the fiscal year 2010, and a portion from cash drawn on the $750.0 million revolving credit facility which was entered in during February 2012. The redemption of the 2024 Notes triggered the recapture of interest expense and increased expected tax payments in 2012 by approximately $85.0 million, which will be paid by the end of 2012. Such tax payments will be considered operating cash flow activities when payments are made.

In June 2011, the Company settled the outstanding balance of the 3 1/4% Convertible Senior Notes (the 2025 Notes). Total cash consideration of $350.0 million and 0.4 million shares of the Company’s common stock were issued to settle the par value and the excess of the Notes’ conversion value based on a conversion price of $49.13 per share. The Company funded the repayment of the 2025 Notes by using cash on hand, cash generated from operating activities and a portion of the net proceeds from the Senior Notes offerings made during the fiscal year 2010.

During the fiscal year 2010, the Company filed a prospectus that allows the Company to issue, in one or more offerings, senior or subordinated debt securities covered by the prospectus by filing a prospectus supplement that contains specific information about the securities and specific terms being offered. Under the prospectus, the Company has issued a principal amount of $2,300.0 million of fixed unsecured and unsubordinated Senior Notes (the “Notes”). A portion of the net proceeds from the Senior Notes offering were used to retire the Company’s $350.0 million 3 1/4% Convertible Senior Notes (2025 Notes) in June 2011 and the Company’s $450.0 million 1 1/2% Convertible Senior Notes (2024 Notes) in February 2012.

The Credit Agreement

During the three months ended March 31, 2012, the Company entered into a new credit agreement (the Revolving Credit Facility) for $750.0 million for the purpose of general working capital, capital expenditures, and/or other capital needs. During the three months ended March 31, 2012, the Company withdrew $200.0 million on the Revolving Credit Facility and subsequently repaid $75.0 million, for an outstanding balance of $125.0 million as of March 31, 2012. Additionally, the Company has issued $12.7 million of letters of credit under the Revolving Credit Facility and accordingly, the remaining available credit is $612.3 million. The Company may make additional draws on the Revolving Credit Facility, as deemed necessary. Refer to Note 4 of the Consolidated Financial Statements “Lines of Credit”.

During the three months ended March 31, 2012, the Company extinguished the previously existing revolving credit facility of $500.0 million. As a result, the Company recognized a $3.7 million loss, recorded in interest expense, on unamortized deferred financing costs associated with the termination of the $500.0 million revolving credit facility.

Stock Repurchase Program

In July 2011, the Board of Directors of the Company approved a program (the July 2011 program) authorizing management to repurchase up to $200.0 million of common stock. No shares have been repurchased under this program.

In December 2010, the Board of Directors of the Company approved a program (the December 2010 program), authorizing management to repurchase up to $500.0 million of common stock. During the year ended December 31, 2011, the Company repurchased 6.4 million shares of its common stock under this program at a total cost of approximately $303.0 million. During the three months ended March 31, 2012, the Company repurchased an additional 4.0 million shares of its common stock at a total cost of approximately $185.0 million. As of March 31, 2012, there was $12.0 million of authorization remaining under this program.

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

In addition, the Company’s employee stock plan allows for certain net share settlement of stock awards. The Company accounts for the net share settlement withholding as a treasury share repurchase transaction. The cost of repurchasing shares is included in treasury stock and reported as a reduction in total equity when a repurchase occurs.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements. For further discussion on the Company’s commitments and contingencies, refer to Note 5 of the Consolidated Financial Statements, “Commitments and Contingencies”.

CONTRACTUAL OBLIGATIONS

The Company did not enter into any material contractual obligations during the three months ended March 31, 2012. The Company has no material contractual obligations not fully recorded on our Consolidated Balance Sheets or fully disclosed in the Notes to our Consolidated Financial Statements.

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

Foreign Currency Transactions

We have operations through legal entities in Europe, Asia-Pacific and the Americas. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. As of March 31, 2012, the Company had $449.8 million of accounts receivable and $26.8 million of accounts payable, respectively, denominated in a foreign currency. These accounts receivables and payables are denominated either in the functional currency of the legal entity or in a currency that differs from the functional currency of the legal entity owning the receivable or payable. For receivables and payables denominated in the legal entity’s functional currency, the Company does not have financial statement risk, and therefore does not hedge such transactions. For those receivables and payables denominated in a currency that differs from the functional currency of the legal entity, the Company hedges such transactions to prevent financial statement risk. As a result, a hypothetical movement in foreign currency rates would not be expected to have a material financial statement impact on the settlement of these outstanding receivables and payables.

Both realized and unrealized gains and losses on the value of these receivables and payables were included in other income (expense) in the Consolidated Statements of Operations. Net currency exchange gains recognized on business transactions, net of hedging transactions, were $0.3 million for the three months ended March 31, 2012, and are included in other income (expense) in the Consolidated Statements of Operations. These gains and losses arise from the timing of cash collections compared to the hedged transactions, which can vary based on timing of actual customer payments.

The Company’s intercompany foreign currency receivables and payables are primarily concentrated in the euro, British pound, and Japanese yen. Historically, the Company has used foreign currency forward contracts to mitigate foreign currency risk on these intercompany foreign currency receivables and payables. At March 31, 2012, the Company had a notional principal amount of $814.7 million in foreign currency forward contracts outstanding, predominantly to hedge currency risk on specific intercompany receivables and payables denominated in a currency that differs from the legal entity’s functional currency. These foreign currency forward contracts, as of March 31, 2012, which settle in April 2012 through July 2012, effectively fix the exchange rate at which these specific receivables and payables will be settled, so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying receivables and payables. At March 31, 2012, the Company does not expect there will be a significant impact from unhedged foreign currency intercompany transactions.

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

Cash Flow Hedges

The ultimate United States dollar value of future foreign currency sales generated by our reporting units is subject to fluctuations in foreign currency exchange rates. During 2011, the Company used foreign currency forward contracts to mitigate foreign currency risk on forecasted foreign currency sales to limit the exposure from changes in currency exchange rates. At March 31, 2012, the Company did not have foreign currency forward contracts outstanding to hedge foreign currency revenue risk under ASC Topic 815, Derivatives and Hedging. The Company will continuously monitor the impact of foreign currency risk upon the financial results as part of the Company’s risk management program and at management’s discretion may enter into derivative transactions.

Refer to Note 9 of the Consolidated Financial Statements, “Fair Value of Financial Instruments”, for more information on the Company’s hedging programs.

Commodity Prices

Our exposure to commodity price changes relates to certain manufacturing operations that utilize certain commodities as raw materials. We manage our exposure to changes in those prices primarily through our procurement and sales practices.

Interest Rates

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The fair value of our cash equivalents, marketable securities, short-term investments, and derivatives is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness or our own credit risk. The Company uses credit default swap spread to derive risk-adjusted discount rate to measure the fair value of some of our financial instruments. At March 31, 2012 we had $263.6 million in cash, cash equivalents, restricted cash and short-term investments, all of which approximated the fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of these assets at March 31, 2012 as these assets consist of highly liquid securities with short-term maturities. The Company accounts for the $24.2 million of its long-term investments under the cost method and due to the nature of these investments, mainly non-public and early stage companies, the Company believes calculating a fair value thereon not to be practicable. Thus, changes in market interest rates would not be expected to have an impact on these investments.

As of March 31, 2012, the Company had a carrying value of $2,295.6 million in debt with fixed interest rates, thus, the variability in market interest rates would not be expected to have a material impact on our scheduled interest payments. The Company will continuously assess the most appropriate method of financing the Company’s short and long term operations.

Refer to Note 9 of the Consolidated Financial Statements, “Fair Value of Financial Instruments”, for more information on the Company’s financial instruments.

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

Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Securities Exchange Act, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of March 31, 2012, the end of the period covered by this report.

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

You should consider the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which we filed with the Securities and Exchange Commission on February 29, 2012, together with the risks and uncertainties discussed under the heading “Forward-Looking Statements” in Item 2 of this Quarterly Report on Form 10-Q when evaluating our business and our prospects.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	None.

c)	The following table contains information about our purchases of equity securities during the first quarter of 2012:

	(a) Total Number of Shares (or Units) purchased	(b) Average Price Paid per Share	(c) Total Dollar of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31	2,477,893	44.39	109,999,973	$286,994,225
February 1 – February 29	1,001,380	49.93	49,999,879	236,994,346
March 1 – March 31	543,368	46.01	24,999,985	211,994,361

Total	4,022,641	$45.99	$184,999,837	$211,994,361

The Company did not make any share purchases other than through publically announced plans.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibits: For a list of exhibits filed with this report, refer to the Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFE TECHNOLOGIES CORPORATION

Date: May 2, 2012	By:	/s/ David F. Hoffmeister
David F. Hoffmeister Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

3.1	Amended and Restated Certificate of Incorporation of Life Technologies Corporation (1)

3.2	Seventh Amended and Restated Bylaws of Life Technologies Corporation (1)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS XBRL Instance Document (2)

101. SCH XBRL Taxonomy Extension Schema (2)

101. CAL XBRL Taxonomy Extension Calculation Linkbase (2)

101. DEF XBRL Taxonomy Extension Definition Linkbase (2)

101. LAB XBRL Taxonomy Extension Labels Linkbase (2)

101. PRE XBRL Taxonomy Extension Presentation Linkbase (2)

(1)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on April 28, 2011 (File No. 000-25317).
(2)	Furnished, not filed.