Form 10-Q
period 2012-09-30
Life Technologies Corp
filed 2012-11-06
CIK 1073431

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    or    No  ☒

As of November 2, 2012, 172,057,029 shares of the Registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

LIFE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$274,161	$838,762
Short-term investments	9,680	26,559
Restricted cash	15,429	16,673
Trade accounts receivable, net of allowance for doubtful accounts of $12,731 and $10,200, respectively	644,579	636,998
Inventories, net	400,680	377,866
Deferred income tax assets	107,468	40,079
Prepaid expenses and other current assets	143,692	156,680

Total current assets	1,595,689	2,093,617

Long-term investments	27,560	24,996
Property and equipment, net	817,865	833,678
Goodwill	4,444,257	4,366,584
Intangible assets, net	1,555,745	1,746,701
Deferred income tax assets	23,298	28,805
Other assets	93,621	93,582

Total assets	$8,558,035	$9,187,963

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$253,200	$450,839
Short-term borrowings	140,000	—
Accounts payable	158,335	178,374
Deferred compensation and related benefits	173,359	201,689
Deferred revenues and reserves	100,281	113,048
Contingent considerations	18,057	283,098
Accrued expenses and other current liabilities	266,773	269,258
Accrued income taxes	11,663	—

Total current liabilities	1,121,668	1,496,306

Long-term debt	2,061,280	2,297,653
Pension liabilities	192,024	190,692
Deferred income tax liabilities	352,600	410,565
Income taxes payable	105,820	102,881
Other long-term obligations	110,142	90,640

Total liabilities	3,943,534	4,588,737

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.01 par value, 6,405,884 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value, 400,000,000 shares authorized; 217,286,424 and 211,652,864 shares issued, respectively	2,173	2,117
Additional paid-in-capital	5,670,084	5,441,061
Accumulated other comprehensive income	87,989	64,656
Retained earnings	1,231,840	910,991
Less cost of treasury stock; 45,416,712 shares and 33,100,712 shares, respectively	(2,377,750)	(1,819,599)

Total Life Technologies stockholders’ equity	4,614,336	4,599,226
Non-controlling interest	165	—
Total equity	4,614,501	4,599,226

Total liabilities and equity	$8,558,035	$9,187,963

See accompanying notes for additional information.

LIFE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
(Unaudited)	2012	2011	2012	2011
Revenues	$911,183	$928,198	$2,799,606	$2,765,227
Cost of revenues	361,571	315,062	1,003,611	955,840
Purchased intangibles amortization	71,126	73,901	219,192	226,527

Gross Profit	478,486	539,235	1,576,803	1,582,860

Operating expenses:
Selling, general and administrative	270,565	251,832	790,012	759,438
Research and development	84,811	103,856	258,225	287,723
Business integration costs	10,571	23,126	34,266	56,468

Total operating expenses	365,947	378,814	1,082,503	1,103,629

Operating income	112,539	160,421	494,300	479,231

Other income (expense):
Interest income	436	919	1,715	2,960
Interest expense	(29,291)	(37,992)	(94,266)	(123,911)
Other expense	(2,781)	(3,039)	(11,097)	(7,980)

Total other expense, net	(31,636)	(40,112)	(103,648)	(128,931)

Income before provision for income taxes	80,903	120,309	390,652	350,300
Income tax provision	(15,301)	(24,335)	(70,108)	(65,534)

Net income	65,602	95,974	320,544	284,766
Net loss attributable to noncontrolling interests	255	297	305	658

Net income attributable to Life Technologies	$65,857	$96,271	$320,849	$285,424

Earnings per common share attributable to Life Technologies stockholders:
Basic	$0.38	$0.54	$1.81	$1.59
Diluted	$0.37	$0.52	$1.78	$1.54
Weighted average shares used in per share calculations:
Basic	174,044	179,859	177,028	179,751
Diluted	177,258	186,812	180,559	185,946
Total comprehensive income	$98,053	$65,237	$343,878	$314,036
Comprehensive loss attributable to noncontrolling interests	254	509	304	512

Total comprehensive income attributable to Life Technologies	$98,307	$65,746	$344,182	$314,548

See accompanying notes to unaudited consolidated financial statements.

LIFE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the nine months ended September 30,
	2012	2011
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$320,544	$284,766
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of businesses acquired and divested:
Depreciation	93,617	90,988
Amortization of intangible assets	226,807	230,134
Amortization of deferred debt issuance costs	6,952	5,220
Amortization of inventory fair market value adjustments	—	528
Amortization of deferred revenue fair market value adjustment	835	2,375
Share-based compensation expense	65,276	56,876
Incremental tax benefits from stock options exercised	(7,322)	(10,215)
Deferred income taxes	(122,565)	(60,799)
Loss on disposal of assets	6,017	953
Debt discount amortization and other non-cash interest expense	2,266	38,584
Other noncash adjustments	6,897	7,152
Changes in operating assets and liabilities:
Trade accounts receivable	(9,364)	(44,812)
Inventories	(13,827)	(71,876)
Prepaid expenses and other current assets	16,888	5,081
Other assets	(398)	25,965
Accounts payable	(8,565)	(9,077)
Accrued expenses and other liabilities	(72,547)	(30,989)
Income taxes	(2,542)	6,679
Currency impact on intercompany settlements	47,816	(34,326)

Net cash provided by operating activities	556,785	493,207

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(8,045)	(10,858)
Proceeds from sale of investments	19,149	2,729
Net cash paid for business combinations	(69,077)	(28)
Net cash paid for asset purchases	(4,106)	(1,061)
Purchases of property and equipment	(68,713)	(65,779)
Net cash paid for divestiture of equity investment	(10,136)	(39,427)
Proceeds from sale of assets	486	—

Net cash used in investing activities	(140,442)	(114,424)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term obligations	(450,000)	(350,354)
Principal payments on short-term obligations	(561,015)	—
Proceeds from short-term obligations	701,015	—
Issuance cost payments on long-term obligations	(2,491)	(1,082)
Cash paid for business combination milestones	(163,995)	—
Cash contribution from non-controlling interest	469	—
Incremental tax benefits from stock options exercised	7,322	10,215
Proceeds from sale of common stock	47,764	102,522
Capital lease payments	(1,442)	(1,625)
Purchase of treasury stock	(558,151)	(360,904)

Net cash used in financing activities	(980,524)	(601,228)
Effect of exchange rate changes on cash	(420)	3,092

Net decrease in cash and cash equivalents	(564,601)	(219,353)
Cash and cash equivalents, beginning of period	838,762	813,569

Cash and cash equivalents, end of period	$274,161	$594,216

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

Computation of Earnings Per Share

Basic earnings per share was computed by dividing net income attributable to Life Technologies by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur from the following items:

•	Convertible senior notes where the effect of those securities is dilutive;

•	Dilutive contingently issuable shares from business combinations;

•	Dilutive stock options and restricted stock units; and

•	Dilutive Employee Stock Purchase Plan (ESPP).

Computations for basic and diluted earnings per share are as follows:

(in thousands, except per share data) (unaudited)	Net Income Attributable to Life Technologies (Numerator)	Shares (Denominator)	Earnings Per Share
Three Months Ended September 30, 2012
Basic earnings per share:
Net income attributable to Life Technologies	$65,857	174,044	$0.38

Diluted earnings per share:
Dilutive stock options and restricted stock units	—	3,202
Employee Stock Purchase Plan	—	12

Net income attributable to Life Technologies plus assumed conversions	$65,857	177,258	$0.37

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		3,918

Three Months Ended September 30, 2011
Basic earnings per share:
Net income attributable to Life Technologies	$96,271	179,859	$0.54

Diluted earnings per share:
Dilutive stock options and restricted stock units	—	3,828
Employee Stock Purchase Plan	—	11
Business combination contingently issuable shares	618	3,046
1 1/2% Convertible Senior Notes due 2024	32	68

Net income attributable to Life Technologies plus assumed conversions	$96,921	186,812	$0.52

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		5,074

(in thousands, except per share data) (unaudited)	Net Income Attributable to Life Technologies (Numerator)	Shares (Denominator)	Earnings Per Share
Nine Months Ended September 30, 2012
Basic earnings per share:
Net income attributable to Life Technologies	$320,849	177,028	$1.81

Diluted earnings per share:
Dilutive stock options and restricted stock units	—	3,510
Employee Stock Purchase Plan	—	10
1 1/2% Convertible Senior Notes due 2024	12	11

Net income attributable to Life Technologies plus assumed conversions	$320,861	180,559	$1.78

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		4,003

Nine Months Ended September 30, 2011
Basic earnings per share:
Net income attributable to Life Technologies	$285,424	179,751	$1.59

Diluted earnings per share:
Dilutive stock options and restricted stock units	—	4,485
Employee Stock Purchase Plan	—	16
Business combination contingently issuable shares	618	1,015
1 1/2% Convertible Senior Notes due 2024	98	312
3 1/4% Convertible Senior Notes due 2025	—	367

Net income attributable to Life Technologies plus assumed conversions	$286,140	185,946	$1.54

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		3,031

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

The Company uses the Black-Scholes option-pricing model (Black-Scholes model) to value share-based employee stock option and purchase right awards. The determination of fair value of stock-based payment awards using an option-pricing model requires the use of certain estimates and assumptions that affect the reported amount of share-based compensation cost recognized in the Consolidated Statements of Operations and Comprehensive Income. Among these estimates that affect share-based compensation cost recognized are the expected term of options, estimated forfeitures, expected volatility of the Company’s stock price, expected dividends and the risk-free interest rate.

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

Stock Options and Purchase Rights

The underlying assumptions used to value employee stock options and purchase rights granted during the nine months ended September 30, 2012 and 2011 were as follows:

	Nine months ended September 30,
(unaudited)	2012	2011
Stock Options
Weighted average risk free interest rate	0.9%	2.1%
Expected term of share-based awards	4.4 yrs	4.3 yrs
Expected stock price volatility	34%	31%
Expected dividend yield	0%	0%
Weighted average fair value of share-based awards granted	$14.14	$15.93
Purchase Rights
Weighted average risk free interest rate	0.1%	0.4%
Expected term of share-based awards	0.4 yrs	0.9 yrs
Expected stock price volatility	35%	27%
Expected dividend yield	0%	0%
Weighted average fair value of share-based awards granted	$11.26	$10.45

The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes. The Company considered its historical experience of pre-vesting option forfeitures as the basis to arrive at its estimated annual pre-vesting option forfeiture rate of 6.0% and 6.3% per year for each of the nine months ended September 30, 2012 and 2011, respectively. All option awards, including those with graded vesting, were valued as a single award with a single average expected term and are amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. At September 30, 2012, there was $23.0 million remaining in unrecognized compensation cost related to employee stock options, which is expected to be recognized over a weighted average period of 1.2 years. No compensation cost was capitalized in inventory during the nine months ended September 30, 2012 as the amounts involved were not material.

Total share-based compensation expense for employee stock options and purchase rights for the three and nine months ended September 30, 2012 and 2011 was comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands) (unaudited)	2012	2011	2012	2011
Cost of revenues	$569	$646	$1,864	$2,679
Selling, general and administrative	4,444	4,631	14,897	18,531
Research and development	586	779	1,894	3,090

Share-based compensation expense before taxes	5,599	6,056	18,655	24,300
Related income tax benefits	1,876	2,075	5,808	8,494

Share-based compensation expense, net of taxes	$3,723	$3,981	$12,847	$15,806

Restricted Stock Units

Restricted stock units represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. An exercise price and monetary payment are not required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. Restricted stock units have either graded vesting terms of four years, or cliff vesting terms which generally vest over three years. Compensation cost for these awards is based on the estimated fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. During both the three and nine months ended September 30, 2012, and the three months ended September 30, 2011, the Company estimated pre-vesting forfeitures and applied an annual pre-vesting forfeiture rate of 7.0% and 8.0% for restricted stock units with graded vesting terms and cliff vesting terms, respectively. During the three months ended September 30, 2011, the Company applied the annual pre-vesting forfeiture rate and made an adjustment of $4.2 million to restricted stock unit compensation expense. At September 30, 2012 there was $110.7 million remaining in unrecognized compensation cost related to these awards, which is expected to be recognized over a weighted average period of 2.8 years. The weighted average fair value of restricted stock units granted during the nine months ended September 30, 2012 and 2011 was $48.36 and $53.08, respectively.

Total share-based compensation expense for restricted stock units for the three and nine months ended September 30, 2012 and 2011 was composed of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands) (unaudited)	2012	2011	2012	2011
Cost of revenues	$1,418	$732	$4,201	$2,728
Selling, general and administrative	12,226	6,982	37,406	27,505
Research and development	1,527	(51)	4,312	2,101

Share-based compensation expense before taxes	15,171	7,663	45,919	32,334
Related income tax benefits	5,373	2,896	16,202	11,932

Share-based compensation expense, net of taxes	$9,798	$4,767	$29,717	$20,402

Deferred Stock Awards and Restricted Stock Awards

Deferred stock awards are fully vested and expensed when issued, but shares are placed in a deferral account under the Life Technologies Corporation Deferred Compensation Plan (the “Deferred Compensation Plan”), at an eligible employee’s or director’s discretion, until distributed to the employee or director at a future date. The Deferred Compensation Plan allows eligible directors and employees to defer, on a pre-tax basis, a portion or all of their compensation, bonuses, or director’s fees in the form of cash or deferred stock awards. The deferred compensation plan provides matching contributions by the Company to the participants, based on the deferred compensation plan agreement, in the form of restricted stock awards. During the nine months ended September 30, 2012 and 2011, the Company granted restricted stock awards with a total deferred compensation value of $0.6 million and $1.4 million, respectively, which will be recognized over the requisite service period of three years with an applicable forfeiture rate. The restricted stock awards, issued but unvested, are held in a deferral account, and are subject to a three year cliff vesting. Refer to Note 9 of the Consolidated Financial Statements, “Fair Value of Financial Instruments” for further information on the fair market valuation of the deferred compensation plan assets.

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

2. Composition of Certain Financial Statement Items

Inventories

Inventories consisted of the following:

	September 30, 2012	December 31, 2011
(in thousands)	(unaudited)
Raw materials and components	$105,132	$105,628
Work in process (materials, labor and overhead)	99,648	93,738
Finished goods (materials, labor and overhead)	195,900	178,500

Total inventories, net	$400,680	$377,866

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2012	December 31, 2011
(in thousands)	(unaudited)
Hedge assets	$1,915	$21,340
Prepaid expenses	99,831	61,573
Other current assets	41,946	73,767

Total prepaid expenses and other current assets	$143,692	$156,680

Property and Equipment

Property and equipment consisted of the following:

	Estimated Useful Life (in years)	September 30, 2012	December 31, 2011
(in thousands)		(unaudited)
Land	—	$141,093	$140,738
Building and improvements	1-50	470,027	449,124
Machinery and equipment	1-10	481,492	445,880
Internal use software	1-10	259,525	246,520
Construction in process	—	56,065	63,485

Total gross property and equipment		1,408,202	1,345,747
Accumulated depreciation and amortization		(590,337)	(512,069)

Total property and equipment, net		$817,865	$833,678

Goodwill and Other Intangible Assets

The $77.7 million increase in goodwill on the Consolidated Balance Sheet from December 31, 2011 to September 30, 2012 was primarily the result of $62.8 million from business combinations and $14.9 million of foreign currency translation adjustments. Intangible assets consisted of the following:

	September 30, 2012			December 31, 2011
	Weighted average Life	Gross carrying Amount	Accumulated Amortization	Weighted average Life	Gross carrying Amount	Accumulated Amortization
(in thousands)		(unaudited)
Amortized intangible assets:
Purchased technology	7 years	$1,259,317	$(978,571)	7 years	$1,239,574	$(909,246)
Purchased tradenames and trademarks	9 years	324,688	(175,638)	9 years	322,906	(150,840)
Purchased customer base	11 years	1,452,095	(514,285)	11 years	1,441,472	(424,039)
Other intellectual property	6 years	353,471	(235,183)	6 years	336,312	(179,289)

Total intangible assets		$3,389,571	$(1,903,677)		$3,340,264	$(1,663,414)

Intangible assets not subject to amortization:
Purchased tradenames and trademarks		$7,451			$7,451
In-process research and development		62,400			62,400

Amortization expense related to purchased intangible assets for the three months ended September 30, 2012 and 2011 was $71.1 million and $73.9 million, respectively and for the nine months ended September 30, 2012 and 2011 was $219.2 million and $226.5 million, respectively. Estimated aggregate amortization expense is expected to be $75.0 million for the remainder of fiscal year 2012. Estimated aggregate amortization expense for fiscal years 2013, 2014, 2015 and 2016 is $288.7 million, $241.2 million, $221.1 million and $168.7 million, respectively. During the nine months ended September 30, 2012, there were no material impairments identified.

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

Accrued Expenses and Other Current Liabilities

Accrued Expenses and Other Current Liabilities include royalty accruals, hedge liabilities, product warranties, interest accruals, legal accruals, and other current liabilities. At September 30, 2012 and December 31, 2011, legal accruals were $112.4 million and $59.3 million, respectively. None of the other liabilities in Accrued Expenses and Other Current Liabilities was individually material at September 30, 2012 and December 31, 2011.

Reconciliation of Equity

The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to the Company, and equity attributable to non-controlling interests:

(in thousands) (unaudited)	Total	Common Stock	Additional Paid-in-Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Non- Controlling Interests
Balance at December 31, 2011	$4,599,226	$2,117	$5,441,061	$(1,819,599)	$64,656	$910,991	$—
Business combinations	107,553	27	107,526	—	—	—	—
Amortization of stock based compensation	65,276	—	65,276	—	—	—	—
Common stock issuance under employee stock plans	48,376	15	48,361	—	—	—	—
Net tax benefit on employee stock plans	5,763	—	5,763	—	—	—	—
Redemption of convertible debt	(328)	—	(328)	—	—	—	—
Issuance of restricted shares, net of shares repurchased for minimum tax liability	(23,147)	14	(13)	(23,148)	—	—	—
Issuance of deferred stock	2,432	—	2,438	(6)	—	—	—
Purchase of treasury stock	(534,997)	—	—	(534,997)	—	—	—
Non-controlling interest contribution	469	—	—	—	—	—	469
Realized gain on hedging transactions, reclassed into earnings, net of related tax effects	(437)	—	—	—	(437)	—	—
Pension liability, net of deferred taxes	669	—	—	—	669	—	—
Foreign currency translation adjustment, net of related tax effects	23,102	—	—	—	23,101	—	1
Net income (loss)	320,544	—	—	—	—	320,849	(305)

Balance at September 30, 2012	$4,614,501	$2,173	$5,670,084	$(2,377,750)	$87,989	$1,231,840	$165

3. Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2012	December 31, 2011
(in thousands)	(unaudited)
3.375% Senior Notes (principal due 2013), net of unamortized discount	$249,983	$249,953
4.400% Senior Notes (principal due 2015), net of unamortized discount	499,151	498,906
3.500% Senior Notes (principal due 2016), net of unamortized discount	399,567	399,477
6.000% Senior Notes (principal due 2020), net of unamortized discount	748,782	748,686
5.000% Senior Notes (principal due 2021), net of unamortized discount	398,471	398,363
1 1/2% Convertible Senior Notes (principal due 2024), net of unamortized discount	—	448,304
Capital leases	18,526	4,803

Total debt	2,314,480	2,748,492
Less current portion	(253,200)	(450,839)

Total long-term debt	$2,061,280	$2,297,653

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

As a result, the Company recorded an aggregate $5.7 million of debt discounts for the Notes. At September 30, 2012, the unamortized debt discount balance was $4.0 million. The debt discounts are amortized over the lives of the associated Notes using the effective interest method.

The aggregate net proceeds from the Notes offerings in 2010 were $2,276.4 million after deducting the debt discounts as well as underwriting discounts of $17.9 million. Total deferred financing costs associated with the issuances of the Notes were $21.8 million, including the $17.9 million of underwriting discounts and $3.9 million of legal and accounting fees. At September 30, 2012, the unamortized issuance costs for the Notes were $14.2 million which are expected to be recognized over a weighted average period of 6.0 years.

The Company recognized aggregate contractual interest expense, of $27.4 million for each of the three months ended September 30, 2012 and 2011, and $82.2 million for each of the nine months ended September 30, 2012 and 2011.

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

At September 30, 2012, the Company held the carrying value of $250.0 million, and the related debt discount, of the 2013 Notes in current liabilities.

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

The Company recognized total interest cost of $6.7 million for the three months ended September 30, 2011, and $2.5 million and $29.8 million for the nine months ended September 30, 2012, and 2011, respectively, based on the effective interest rates of 6.10% and 5.95% for the 2024 and 2025 Notes, respectively, during the periods these notes were outstanding. The interest expense consisted of $1.7 million of contractual interest based on the stated coupon rate and $5.0 million of amortization of the discount on the liability component associated with the bifurcation requirements prescribed by ASC Topic 470-20, Debt with Conversion and Other Options, for the three months ended September 30, 2011. The interest expenses consisted of $0.8 million and $10.3 million of contractual interest based on the stated coupon rate and $1.7 million and $19.5 million of amortization of the discount on the liability component for the nine months ended September 30, 2012 and 2011, respectively.

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

During the nine months ended September 30, 2012, the Company withdrew $701.0 million on the Revolving Credit Facility and repaid $561.0 million, for an outstanding balance of $140.0 million as of September 30, 2012. Additionally, the Company has $10.4 million of letters of credit outstanding under the Revolving Credit Facility, leaving remaining available credit of $599.6 million. The applicable borrowing rate was 1.46% for the Revolving Credit Facility at September 30, 2012.

At the same time the Company entered into the Revolving Credit Facility, the Company extinguished the previously existing revolving credit facility of $500.0 million and as a result recognized a $3.7 million loss, recorded in interest expense, on unamortized deferred financing costs.

As of September 30, 2012 foreign subsidiaries in Japan, Mexico, India, and China had available bank lines of credit denominated in local currency to meet short-term working capital requirements. Each credit facility would bear interest at a fixed rate or a variable rate indexed to a local interbank offering rate or equivalent, should there be withdrawals. The United States dollar equivalent of these facilities totaled $8.9 million at September 30, 2012, none of which was outstanding at September 30, 2012.

5. Commitments and Contingencies

Letters of Credit

The Company had outstanding letters of credit totaling $33.6 million at September 30, 2012, of which $13.6 million was to support performance bond agreements, $9.4 million was to support liabilities associated with the Company’s self-insured worker’s compensation programs, $6.8 million was to support its building lease requirements, and $3.8 million was to support duty on imported products.

Executive Employment Agreements

The Company has employment contracts with key executives that provide for the continuation of salary if terminated for reasons other than cause, as defined in those agreements. At September 30, 2012, future employment contract commitments for such key executives were approximately $33.4 million. In certain circumstances, the employment agreements call for the acceleration of equity vesting. The non-cash financial impact of the acceleration of equity vesting is not reflected in the above information.

Acquisition-Related Contingent Obligations

As a result of contingent consideration arrangements associated with certain business acquisitions, the Company may have future payment obligations which are based on certain technological or operational milestones. In accordance with ASC Topic 805, Business Combinations, the Company records these obligations at fair value at the time of acquisition with subsequent fair value adjustments to the contingent consideration reflected in the line items of the Consolidated Statement of Operations and Comprehensive Income commensurate with the nature of the contingent consideration. During the three and nine months ended September 30, 2011, respectively, a fair value adjustment charge to contingent consideration liabilities of $13.7 million was recorded in research and development expense. Additionally, during the three and nine months ended September 30, 2011, respectfully, time value accretion of $1.5 million and $6.2 million was recorded in interest expense which was offset by $0.2 million and $2.1 million of fair value adjustments recorded in cost of revenues as subsequent fair value adjustments to the contingent considerations liabilities. There were no adjustments made during the nine months ended September 30, 2012.

At September 30, 2012, the total amount accrued for contingent consideration liabilities was $31.4 million, of which $18.1 million was included in current liabilities. At December 31, 2011, the total amount accrued for contingent consideration liabilities was $284.8 million, of which $283.1 million was included in current liabilities. During the nine months ended September 30, 2012, $284.2 million of current contingent consideration liabilities was paid, of which $282.2 million was a result of the $300.0 million milestone arrangement related to the Ion Torrent acquisition. The $300.0 million milestone was achieved during the year ended December 31, 2011 and paid in January 2012 in a combination of $192.4 million in cash and approximately 2.7 million shares of the Company’s common stock or the equivalent of $107.6 million at the time of settlement. The $300.0 million was accrued for by an aggregate of $282.2 million in contingent consideration liabilities together with a $17.8 million deferred compensation accrual at December 31, 2011.

For more information on contingent consideration valuation, refer Note 9 of the Consolidated Financial Statements, “Fair Value of Financial Instruments”.

Environmental Liabilities

As a result of previous mergers and acquisitions, the Company assumed certain environmental exposure liabilities. At September 30, 2012, aggregate undiscounted environmental reserves were $9.1 million, including current reserves of $4.2 million. Based upon currently available information, the Company believes that it has adequately provided for these environmental exposures and that the outcome of these matters will not have a material adverse effect on its Consolidated Statement of Operations.

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

Guarantees

The Company is a guarantor of a pension plan benefit that was assumed in conjunction with the Applied Biosystems merger that is accounted for under the ASC Topic 460, Guarantees. As part of the divestiture of the Analytical Instruments business in 1999 by Applied Biosystems, the purchaser of the Analytical Instruments business has agreed to pay for the pension benefits for employees of a former German subsidiary. However, the Company was required to guarantee payment of these pension benefits should the purchaser fail to do so, because these payment obligations were not transferable to the buyer under German law. The guaranteed payment obligation is not expected to have a material adverse effect on the Consolidated Financial Statements.

6. Pension Plans and Postretirement Health and Benefit Program

The Company has several defined benefit pension plans covering its United States employees and employees in several foreign countries.

The components of net periodic pension cost (benefit) for the Company’s pension plans and postretirement benefits plans for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Domestic Plans
	Three months ended September 30,		Nine months ended September 30,
(in thousands) (unaudited)	2012	2011	2012	2011
Service cost	$385	$261	$1,155	$783
Interest cost	8,919	10,028	26,345	29,944
Expected return on plan assets	(9,384)	(10,749)	(28,150)	(32,345)
Amortization of prior service cost	15	15	45	45
Amortization of actuarial loss	996	471	2,904	1,345

Net periodic pension cost (benefit)	$931	$26	$2,299	$(228)

	Postretirement Plans
	Three months ended September 30,		Nine months ended September 30,
(in thousands) (unaudited)	2012	2011	2012	2011
Service cost	$5	$7	$25	$39
Interest cost	292	330	976	1,232
Expected return on plan assets	(115)	(143)	(345)	(381)
Amortization of prior service credit	(474)	(474)	(1,422)	(1,422)
Amortization of actuarial loss	156	126	462	492

Total periodic pension benefit	$(136)	$(154)	$(304)	$(40)

	Foreign Plans
	Three months ended September 30,		Nine months ended September 30,
(in thousands) (unaudited)	2012	2011	2012	2011
Service cost	$598	$913	$1,810	$2,671
Interest cost	1,176	1,404	3,587	4,154
Expected return on plan assets	(912)	(1,202)	(2,769)	(3,563)
Amortization of actuarial (gain) loss	(11)	46	(31)	141
Settlement gain	—	(46)	—	(135)

Net periodic pension cost	$851	$1,115	$2,597	$3,268

7. Income Taxes

Income taxes are determined using an estimated annual effective tax rate applied against income, and then adjusted for the tax impacts of certain significant and discrete items. For the nine months ended September 30, 2012, the Company treated the tax impact related to the following as discrete events for which the tax effect was recognized separately from the application of the estimated annual effective tax rate: benefits and expenses related to return to provision adjustments, changes in tax reserves, changes in domestic and foreign tax rates, disqualifying dispositions of qualified stock grants, and changes in judgment regarding the realization of beginning of the year deferred tax assets. The Company’s effective tax rate recorded for the nine months ended September 30, 2012 was 17.9%. Excluding the impact of the discrete items discussed above, the effective tax rate would have been 22.9%.

ASC Topic 740, Income Taxes, which prescribes how companies should recognize and disclose uncertain tax positions, requires that tax benefits shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially, and subsequently, be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authorities, assuming full knowledge of all relevant facts. Disclosure requirements include a discussion of material changes in unrecognized tax benefits.

The following table summarizes the activity related to our unrecognized tax benefits:

	September 30, 2012	December 31, 2011
(in thousands)	(unaudited)
Gross unrecognized tax benefits at January 1	$130,994	$152,697
Increases in tax positions for prior years	7,572	14,038
Decreases in tax positions for prior years	(4,035)	(261)
Increases in tax positions for current year relating to ongoing operations	5,179	11,842
Increases in tax positions as a result in a lapse of statute of limitations	—	88
Decreases in tax positions as a result in a lapse of statute of limitations	(6,803)	(7,756)
Increases in tax positions for current year relating to acquisitions	1,456	—
Increases in tax positions due to settlements with taxing authorities	—	1,839
Decreases in tax positions due to settlements with taxing authorities	(582)	(41,570)
Increases in tax positions due to changes in currency rates	143	274
Decreases in tax positions due to changes in currency rates	(68)	(197)

Gross unrecognized tax benefits at end of stated period	$133,856	$130,994

Of the $133.9 million of gross unrecognized tax benefits, $93.4 million, if recognized, would reduce our income tax expense and effective tax rate.

In accordance with the disclosure requirements as described in ASC Topic 740, Income Taxes, the Company has classified uncertain tax positions as non-current income tax liabilities, or a reduction in non-current deferred tax assets, unless expected to be paid in one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had approximately $6.0 million for the payment of interest and penalties accrued at September 30, 2012 in the Consolidated Balance Sheets compared to $7.8 million accrued at December 31, 2011. It is reasonably possible that there will be a reduction to the balance of unrecognized tax benefits up to $6.2 million in the next twelve months.

The Company is subject to routine compliance reviews on various tax matters around the world in the ordinary course of business. Currently, income tax audits are being conducted in Canada, Italy, the United Kingdom, and the United States. Years open, and therefore subject to tax examination, in the major jurisdictions are 2006 through 2011. The impact on the Consolidated Statement of Operations is not anticipated to be material.

The Company continues to benefit from a tax holiday in Singapore which provides for a zero tax rate on certain manufacturing activities performed in Singapore. This tax holiday continues for certain covered products until June 30, 2019 and for the remaining covered products until December 31, 2021. The impact on the annual effective tax rate was 2.9% and increased earnings per share by approximately $0.01 for the quarter.

8. Stock Repurchase Programs

In July 2012, the Board of Directors of the Company approved a program (the July 2012 program) authorizing management to repurchase up to $750.0 million of common stock. During the nine months ended September 30, 2012, the Company repurchased 2.9 million shares of its common stock under this program at a total cost of $138.0 million. As of September 30, 2012, there was $612.0 million of authorization remaining under this program.

In July 2011, the Board of Directors of the Company approved a program (the July 2011 program) authorizing management to repurchase up to $200.0 million of common stock. During the nine months ended September 30, 2012, the Company repurchased 4.6 million shares of its common stock under this program at a total cost of $200.0 million, the maximum amount authorized, thereby completing the July 2011 program.

In December 2010, the Board of Directors of the Company approved a program (the December 2010 program), authorizing management to repurchase up to $500.0 million of common stock. During the year ended December 31, 2011, the Company repurchased 6.4 million shares of its common stock under this program at a total cost of $303.0 million. During the nine months ended September 30, 2012, the Company repurchased an additional 4.3 million shares of its common stock at a total cost of $197.0 million, thereby completing the December 2010 program by repurchasing an aggregate of 10.7 million shares at a total cost of $500.0 million, the maximum amount authorized.

In July 2010, the Board of Directors of the Company approved a program (the July 2010 program) authorizing management to repurchase up to $520.0 million of common stock over the next two years. During the year ended December 31, 2010, the Company repurchased 8.4 million shares at a total cost of $436.6 million. During the nine months ended September 30, 2011, the Company repurchased an additional 1.5 million shares of its common stock at a total cost of $83.4 million, thereby completing the July 2010 program by repurchasing an aggregate of 9.9 million shares at a total cost of $520.0 million, the maximum amount authorized.

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

Investments consisted of the following:

	September 30, 2012	December 31, 2011
(in thousands)	(unaudited)
Short-term
Bank time deposits	$9,680	$26,559

Total short-term investments	9,680	26,559
Long-term
Equity securities	27,560	24,996

Total long-term investments	27,560	24,996

Total investments	$37,240	$51,555

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

The following table represents the financial instruments measured at fair value on a recurring basis on the financial statements of the Company subject to ASC Topic 820, Fair Value Measurements and Disclosures and the valuation approach applied to each class of financial instruments:

		Fair Value Measurements at Reporting Date Using
(in thousands) (unaudited) Description	Balance at September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Bank time deposits	$9,680	$9,680	$—	$—
Money market funds	46,934	46,934	—	—
Deferred compensation plan assets-mutual funds	25,689	25,689	—	—
Assets-derivative forward exchange contracts	1,915	—	1,915	—

Total assets	$84,218	$82,303	$1,915	$—

Liabilities-derivative forward exchange contracts	17,509	—	17,509	—
Contingent considerations	31,430	—	—	31,430

Total liabilities	$48,939	$—	$17,509	$31,430

At September 30, 2012, the carrying value of the financial instruments measured and classified within level 1 was based on quoted prices and marked to market.

The Company manages the Life Technologies Corporation Deferred Compensation Plan (the “Deferred Compensation Plan”) which allows eligible directors and employees to defer, on a pre-tax basis, a portion or all of their compensation, bonuses, or director’s fees. As of September 30, 2012, the Company held $25.7 million in deferred compensation plan assets which were invested in mutual funds. The fair market value of the assets held in the Deferred Compensation Plan was based on unadjusted quoted prices in active markets. The Company carries a corresponding deferred compensation liability of $25.7 million as of September 30, 2012 in other long-term obligations in its Consolidated Balance Sheet.

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

At September 30, 2012, the Company’s level 3 liabilities, which represent the estimated fair value of existing contingent consideration agreements, individually or collectively are not considered material to the Company’s consolidated financial statements. Reasonable changes in the unobservable inputs would not be expected to have a significant impact on the Company’s consolidated financial statements.

For financial instrument liabilities with significant level 3 inputs, the following table summarizes the activity for the nine months ended September 30, 2012.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands) (unaudited)	Contingent Considerations
Beginning balance at January 1, 2012	$284,753
Transfers into Level 3 from business combinations	30,931
Settlements*	(284,224)
Foreign currency translation adjustments	(30)

Ending balance at September 30, 2012	$31,430

Total amount of unrealized losses for the period included in other comprehensive loss attributable to the change in fair market value of related liabilities still held at the reporting date	$—

*	Includes $282.2 million of Ion Torrent milestone payment. Refer to Note 5 of the Consolidated Financial Statements.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Non-financial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. There were no material non-financial assets and liabilities deemed to be other-than-temporarily impaired and measured at fair value on a nonrecurring basis for the nine months ended September 30, 2012. The Company evaluates its investments in equity and debt securities that are accounted for using the equity method or cost method to determine whether an other-than-temporary impairment or a credit loss exists at period end. At September 30, 2012, the Company held an aggregate $27.6 million of long-term investments in equity securities that are accounted for under the cost method. The Company assesses these investments for impairment each quarter, but does not calculate a fair value. Due to the nature of these investments, mainly non-public and early stage companies, the Company believes calculating a fair value not to be practicable. In the event the Company identified an indicator of impairment, the assessment of fair value would be based on all available factors, and may include valuation methodologies using level 3 unobservable inputs, which include discounted cash flows, estimates of sales proceeds, net investment values and appraisals, as appropriate. At September 30, 2012, the Company determined that no event or change in circumstances with a significant adverse effect on the fair value of the cost method investments had occurred during the nine months ended September 30, 2012, and, accordingly, no material impairment charges were recorded during the period.

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

Some of the Company’s reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in currency exchange rates from the point in which the transactions are originated until the settlement in cash. Both realized and unrealized gains and losses in the value of these receivables and payables are included in the determination of net income. Net currency exchange losses recognized on business transactions, net of hedging transactions, were $1.4 million and $2.8 million for the three months ended September 30, 2012 and September 30, 2011, respectively, and $2.6 million and $6.5 million for the nine months ended September 30, 2012 and September 30, 2011, respectively, and such losses are included in other income/(expense) in the Consolidated Statements of Operations and Comprehensive Income.

To manage the foreign currency exposure risk, the Company uses derivatives for activities in entities that have receivables and payables denominated in a currency other than the entity’s functional currency. Realized and unrealized gains or losses on the value of financial contracts entered into to hedge the exchange rate exposure of these receivables and payables are also included in the determination of net income as they have not been designated for hedge accounting under ASC Topic 815, Derivatives and Hedging. These contracts, which settle in October 2012 through January 2013, effectively fix the exchange rate at which these specific receivables and payables will be settled in, so that gains or losses on the forward contracts offset the gains or losses from changes in the value of the underlying receivables and payables. At September 30, 2012, the Company had a notional principal amount of $950.0 million in foreign currency forward contracts outstanding to hedge currency risk relative to our foreign receivables and payables.

The Company’s international operating units conduct business in, and have functional currencies that differ from the parent entity, and therefore, the ultimate conversion of these sales to cash in United States dollars is subject to fluctuations in foreign currency. The Company assesses the appropriate risk management strategy, including hedging, to limit this exposure on the Company’s Consolidated Statements of Operations and Comprehensive Income and Consolidated Statements of Cash Flows from changes in currency exchange rates. Upon entering derivative transactions, when the United States dollar strengthens significantly against foreign currencies, the decline in the United States dollar value of future foreign currency revenue is offset by gains in the value of the forward contracts designated as hedges. Conversely, when the United States dollar weakens, the opposite occurs. The Company’s currency exposures vary, but are primarily concentrated in the euro, British pound, and Japanese yen. At September 30, 2012 and December 31, 2011, the Company did not have any foreign currency forward contracts outstanding to hedge foreign currency revenue risk under ASC Topic 815, Derivatives and Hedging. The Company will continuously monitor the impact of foreign currency risk upon the financial results as part of the Company’s risk management program and at management’s discretion may enter into derivative transactions.

During the nine months ended September 30, 2011, the Company used foreign currency forward contracts to mitigate foreign currency risk on forecasted foreign currency intercompany sales. The change in fair value prior to their maturity was accounted for as a cash flow hedge, and recorded in other comprehensive income, net of tax, in the Consolidated Balance Sheets according to ASC Topic 815, Derivatives and Hedging. The Company reclassed deferred gains or losses reported in accumulated other comprehensive income into revenue when the consolidated earnings were impacted, which for intercompany sales were when the inventory was sold to a third-party. For intercompany sales hedging, the Company used an inventory turnover ratio for each international operating unit to align the timing of a hedged item and a hedging instrument to impact the Consolidated Statements of Operations and Comprehensive Income during the same reporting period. During the nine months ended September 30, 2011, the Company did not have any material losses or gains related to the ineffective portion of its hedging instruments in other income/(expense) in the Consolidated Statements of Operations and Comprehensive Income. No hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring for foreign currency forward contacts.

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

The following table summarizes the fair values of derivative instruments at September 30, 2012 and December 31, 2011:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	September 30, 2012	December 31, 2011	Balance Sheet Location	September 30, 2012	December 31, 2011
(in thousands)		(unaudited)			(unaudited)
Derivatives instruments not designated as cash flow hedges
Forward exchange contracts	Other current assets	$1,915	$21,340	Other current liabilities	$17,509	$1,838

Total derivatives		$1,915	$21,340		$17,509	$1,838

The following table summarizes the effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive Income for the three months ended September 30, 2012 and 2011:

	Three months ended September 30, 2012			Three months ended September 30, 2011
	Amount of (Gain)/Loss Recognized in OCI	Location of Gain/(Loss) Reclassified from AOCI into Income	Amount of Gain/(Loss) Reclassified from AOCI into Income	Amount of (Gain)/Loss Recognized in OCI	Location of Gain/(Loss) Reclassified from AOCI into Income	Amount of Gain/(Loss) Reclassified from AOCI into Income
(in thousands) (unaudited)	Effective Portion			Effective Portion
Derivatives instruments designated and qualified as cash flow hedges
Foreign exchange contracts	$—	Revenue	$—	$—	Revenue	$(9,725)
Interest rate swap contracts	—	Interest expense	146	—	Interest expense	146

Total derivatives	$—		$146	$—		$(9,579)

	Three months ended September 30, 2012		Three months ended September 30, 2011
(in thousands) (unaudited)	Location of (Gain)/Loss Recognized in Income	Amount of (Gain)/Loss Recognized in Income	Location of (Gain)/Loss Recognized in Income	Amount of (Gain)/Loss Recognized in Income
Derivatives instruments not designated as cash flow hedges
Forward exchange contracts	Other (income) expense	$14,307	Other (income) expense	$(20,964)

Total derivatives		$14,307		$(20,964)

The following table summarizes the effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive Income for the nine months ended September 30, 2012 and 2011, respectively:

	Nine months ended September 30, 2012			Nine months ended September 30, 2011
	Amount of (Gain)/Loss Recognized in OCI	Location of Gain/(Loss) Reclassified from AOCI into Income	Amount of Gain/(Loss) Reclassified from AOCI into Income	Amount of (Gain)/Loss Recognized in OCI	Location of Gain/(Loss) Reclassified from AOCI into Income	Amount of Gain/(Loss) Reclassified from AOCI into Income
(in thousands) (unaudited)	Effective Portion			Effective Portion
Derivatives instruments designated and qualified as cash flow hedges
Foreign exchange contracts	$—	Revenue	$—	$19,462	Revenue	$(64,116)
Interest rate swap contracts	—	Interest expense	438	—	Interest expense	437

Total derivatives	$—		$438	$19,462		$(63,679)

	Nine months ended September 30, 2012		Nine months ended September 30, 2011
(in thousands) (unaudited)	Location of (Gain)/Loss Recognized in Income	Amount of (Gain)/Loss Recognized in Income	Location of (Gain)/Loss Recognized in Income	Amount of (Gain)/Loss Recognized in Income
Derivatives instruments not designated as cash flow hedges
Forward exchange contracts	Other (income) expense	$1,497	Other (income) expense	$17,146

Total derivatives		$1,497		$17,146

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

Our derivatives instruments have an element of risk in that the counterparties may be unable to meet the terms of the agreements. We attempt to minimize this risk by limiting the counterparties to a diverse group of highly-rated domestic and international financial institutions. In the event of non-performance by these counterparties, the asset position carrying values of our financial instruments represent the maximum amount of loss we could incur as of September 30, 2012. However, we do not expect to record any losses as a result of counterparty default in the foreseeable future. We do not require and are not required to pledge collateral for these financial instruments. The Company does not use derivative financial instruments for speculation or trading purposes or for activities other than risk management and we are not a party to leveraged derivatives. In addition, we do not carry any master netting arrangements to mitigate the credit risk. The Company continually evaluates the costs and benefits of its hedging program.

Debt Obligations

The Company has certain financial instruments in which the carrying value does not equal the fair value. The estimated fair value of the senior notes and the convertible senior notes was determined by using observable market information (level 1 inputs). The fair value and carrying amounts of the Company’s debt obligations were as follows:

	Fair Value		Carrying Amounts
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
(in thousands)	(unaudited)		(unaudited)
3.375% Senior Notes (principal due 2013)	$252,895	$253,813	$249,983	$249,953
4.400% Senior Notes (principal due 2015)	535,080	530,880	499,151	498,906
3.500% Senior Notes (principal due 2016)	424,200	403,896	399,567	399,477
6.000% Senior Notes (principal due 2020)	886,515	847,725	748,782	748,686
5.000% Senior Notes (principal due 2021)	449,184	421,752	398,471	398,363
1 1/2% Convertible Senior Notes (principal due 2024)	—	450,000	—	448,304

For details on the carrying amounts of the debt obligations, refer to Note 3 of the Consolidated Financial Statements, “Long-Term Debt”.

10. Subsequent Events

The Company received an unfavorable verdict in its litigation with Enzo Biochem on November 1, 2012, subsequent to the end of the quarter ended September 30, 2012. The verdict, in accordance with ASC Topic 855, Subsequent Events, was based on events that existed as of the balance sheet date. Accordingly, the amount of damages in the verdict, approximately $48.5 million, was recorded in cost of revenues and accrued expenses and other current liabilities during the quarter ended September 30, 2012. The Company strongly disagrees with the verdict and intends to vigorously challenge it in the trial court and on appeal. The relevant patent expired in 2004, so the verdict does not have any effect on the Company’s business going forward.

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

OVERVIEW

Revenues for the three and nine months ended September 30, 2012 were $911.2 million and $2,799.6 million, respectively, with net income attributable to the Company of $65.9 million and $320.8 million, respectively. Revenues for the three and nine months ended September 30, 2011 were $928.2 million and $2,765.2 million, respectively, with net income attributable to the Company of $96.3 million and $285.4 million, respectively.

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

RESULTS OF OPERATIONS

Third Quarter of 2012 Compared to the Third Quarter of 2011

The following table compares revenues and gross profit for the Third quarter of 2012 and 2011:

	Three months ended September 30,		$ Decrease	% Decrease
(in millions) (unaudited)	2012	2011
Research Consumables	$384.4	$394.7	$(10.3)	(3)%
Genetic Analysis	353.4	357.7	(4.3)	(1)%
Applied Sciences	173.5	174.1	(0.6)	0%
Corporate and other	(0.1)	1.7	(1.8)	NM

Total revenues	$911.2	$928.2	$(17.0)	(2)%

Total gross profit	$478.5	$539.2	$(60.7)	(11)%
Total gross profit %	52.5%	58.1%

Revenue

The Company’s revenues decreased by $17.0 million or 2% for the third quarter of 2012 compared to the third quarter of 2011. The decrease in revenue was driven primarily by a decrease of $30.6 million in unfavorable currency impacts, net of hedging, partially offset by a net increase of $11.5 million in volume and pricing. Volume and pricing relates to the impact on revenue due to existing and new product total unit sales as well as year over year change in unit pricing and its impact on gross revenue.

The Company operates our business under three business groups—Research Consumables, Genetic Analysis, and Applied Sciences. Revenue for the Research Consumables business group decreased by $10.3 million or 3% in the third quarter of 2012 compared to the third quarter 2011. This decrease was driven primarily by a decrease of $13.1 million in unfavorable currency impacts, net of hedging, partially offset by a net increase of $2.3 million in volume and pricing. Revenue for the Genetic Analysis business group decreased $4.3 million or 1% for the third quarter of 2012 compared to the third quarter of 2011. This decrease was driven primarily by a decrease of $11.9 million in unfavorable currency impacts, net of hedging, partially offset by a $6.4 million net increase from volume and pricing. Revenue for the Applied Sciences business group decreased by $0.6 million for the third quarter of 2012 compared to the third quarter of 2011. The decrease was primarily driven by a decrease of $5.6 million in unfavorable currency impacts, net of hedging, partially offset by a $2.8 million net increase from volume and pricing.

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

Gross Profit

Gross profit decreased $60.7 million or 11% in the third quarter of 2012 compared to the third quarter of 2011. The decrease in gross profit was primarily driven by a verdict of $48.5 million on a case in litigation and $25.1 million in unfavorable currency impacts, net of hedging, partially offset by an $8.0 million net increase from price, volume, and product mix.

Operating Expenses

The following table compares operating expenses for the third quarter of 2012 and 2011:

	Three months ended September 30,
	2012		2011
(in millions) (unaudited)	Operating expense	As a percentage of revenues	Operating expense	As a percentage of revenues	$ Increase/ (Decrease)	% Increase/ (Decrease)
Operating Expenses:
Selling, general and administrative	$270.6	30%	$251.8	27%	$18.8	7%
Research and development	84.8	9%	103.9	11%	(19.1)	(18)%
Business consolidation costs	10.6	1%	23.1	2%	(12.5)	(54)%

Selling, general and administrative

For the third quarter of 2012, selling, general and administrative expenses increased $18.8 million or 7% compared to the third quarter of 2011. This increase was driven primarily by an $11.4 million increase from a legal settlement, a $5.8 million increase in travel and discretionary spending, primarily due to lower spending in the third quarter of 2011, a $5.7 million increase of depreciation, amortization, and license fees, a $2.9 million increase in compensation and benefits, and a $2.8 million increase in purchased services, partially offset by $8.2 million of favorable currency impacts. As a percentage of revenue, the costs are up 1% from the prior period when excluding the above mentioned legal settlement.

Research and development

For the third quarter of 2012, research and development expenses decreased $19.1 million or 18% compared to the third quarter of 2011. The decrease was primarily driven by a $13.7 million fair value adjustment to the contingent consideration liability that was recognized during the third quarter of 2011, and a $4.3 million decrease in compensation and benefits. The Company continues to invest in research and development programs, however as a percentage of revenue, the costs are down from the prior year as a result of the activities that have contributed to increased efficiency in research and development spending.

Business Integration Costs

Business integration costs for the third quarter of 2012 were $10.6 million, compared to $23.1 million for the third quarter of 2011. The expenses for both periods primarily include costs of integration and restructuring efforts for our acquisitions and divestitures activities.

Other Income (Expense)

Interest Income

Interest income was $0.4 million for the third quarter of 2012 compared to $0.9 million for the third quarter of 2011.

Interest income in the future will be affected by changes in short-term interest rates and changes in cash balances, which may materially increase or decrease as a result of operations, acquisitions, debt repayment, stock repurchase programs and other activities.

Interest Expense

Interest expense was $29.3 million for the third quarter of 2012 compared to $38.0 million for the third quarter of 2011. The decrease in interest expense was primarily driven by lower debt balances driven by the payoff of the 2024 Convertible Senior Notes in February 2012. The payoff of the 2024 Notes resulted in $5.1 million lower non-cash interest expense for the three months ended September 30, 2012 which was based on a bifurcation requirement, as prescribed by ASC Topic 470-20, Debt with Conversion and Other Options.

Other Expense, Net

Other expense, net, was $2.8 million for the third quarter of 2012 compared to $3.0 million for the same period of 2011. Included in the third quarter of 2012 and 2011 were foreign currency losses of $1.4 million and $2.8 million, net of hedging activities, respectively, driven by currency fluctuation in major currencies.

Provision for Income Taxes

The provision for income taxes as a percentage of pre-tax income from continuing operations was 18.9% for the third quarter of 2012 compared with 20.2% for the third quarter of 2011. The lower third quarter 2012 effective tax rate was primarily driven by a lower proportion of pretax earnings in high tax jurisdictions offset by the 2012 expiration of the federal research credit. The third quarter 2012 effective tax rate of 18.9% was lower than the estimated rate for the year of 22.9% primarily due to a lower proportion of pre-tax earnings in high tax jurisdictions as a result of a legal verdict recorded in the quarter, offset by an increase in tax reserves.

First Nine Months of 2012 Compared to the First Nine Months of 2011

The following table compares revenues and gross profit for the first nine months of 2012 and 2011:

	Nine months ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
(in millions) (unaudited)	2012	2011
Research Consumables	$1,207.3	$1,196.6	$10.7	1%
Genetic Analysis	1,062.2	1,065.8	(3.6)	0%
Applied Sciences	528.6	498.3	30.3	6%
Corporate and other	1.5	4.5	(3.0)	NM

Total revenues	$2,799.6	$2,765.2	$34.4	1%

Total gross profit	$1,576.8	$1,582.9	$(6.1)	0%
Total gross profit %	56.3%	57.2%

Revenue

The Company’s revenues increased by $34.4 million or 1% for the first nine months of 2012 compared to the first nine months of 2011. The increase in revenue was driven primarily by a $50.9 million net increase in volume and pricing, and $5.0 million associated with acquisitions, partially offset by a decrease of $10.0 million in unfavorable currency impacts, net of hedging, a $7.7 million decrease from divestiture activities, and a net decrease of $5.5 million from royalties including licensing settlements and product discontinuation. Volume and pricing relates to the impact on revenue due to existing and new product total unit sales as well as year over year change in unit pricing and its impact on gross revenue.

The Company operates our business under three business groups—Research Consumables, Genetic Analysis, and Applied Sciences. Revenue for the Research Consumables business group increased by $10.7 million or 1% in the first nine months of 2012 compared to the first nine months 2011. This increase was driven primarily by $8.9 million in net increase from volume and pricing, and an increase of $5.0 million from royalties including licensing settlements, partially offset by a decrease of $3.3 million in unfavorable currency impacts, net of hedging. Revenue for the Genetic Analysis business group decreased $3.6 million for the first nine months of 2012 compared to the first nine months of 2011. This decrease was driven primarily by a net decrease of $13.7 million from royalties including licensing settlements, and a decrease of $4.4 million in unfavorable currency impacts, partially offset by a $14.3 million net increase from volume and pricing. Revenue for the Applied Sciences business group increased by $30.3 million or 6% for the first nine months of 2012 compared to the first nine months of 2011. This increase was driven primarily by $27.7 million in net increase from volume and pricing, and $5.0 million associated with acquisitions, partially offset by a decrease of $2.4 million in unfavorable currency impacts, net of hedging.

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

Gross Profit

Gross profit decreased $6.1 million in the first nine months of 2012 compared to the first nine months of 2011. The decrease in gross profit was primarily driven by a verdict of $48.5 million on a case in litigation, partially offset by a $38.7 million net increase from price, volume, and product mix, and a $7.3 million decrease in purchased intangible amortization.

Operating Expenses

The following table compares operating expenses for the first nine months of 2012 and 2011:

	Nine months ended September 30,
	2012		2011
(in millions) (unaudited)	Operating expense	As a percentage of revenues	Operating expense	As a percentage of revenues	$ Increase/ (Decrease)	% Increase/ (Decrease)
Operating Expenses:
Selling, general and administrative	$790.0	28%	$759.4	27%	$30.6	4%
Research and development	258.2	9%	287.7	10%	(29.5)	(10)%
Business consolidation costs	34.3	1%	56.5	2%	(22.2)	(39)%

Selling, general and administrative

For the first nine months of 2012, selling, general and administrative expenses increased $30.6 million or 4% compared to the first nine months of 2011. This increase was driven primarily by a $13.8 million increase in compensation and benefits, a $12.5 million increase in purchased services, an $11.4 million increase from a legal settlement, and an $8.5 million increase from travel and discretionary spending, partially offset by $14.5 million of favorable currency impacts. As a percentage of revenue, the costs are relatively flat compared to the prior year when excluding the above mentioned legal settlement.

Research and development

For the first nine months of 2012, research and development expenses decreased $29.5 million or 10% compared to the first nine months of 2011. The decrease was primarily driven by a $14.1 million decrease in compensation and benefits and a $13.7 million fair value adjustment to the contingent consideration liability that was recognized during the third quarter of 2011. The Company continues to invest in research and development programs, however as a percentage of revenue, the costs are down from the prior year as a result of the activities that have contributed to increased efficiency in research and development spending.

Business Integration Costs

Business integration costs for the first nine months of 2012 were $34.3 million, compared to $56.5 million for the first nine months of 2011. The expenses for both periods primarily include costs of integration and restructuring efforts for our acquisitions and divestitures activities.

Other Income (Expense)

Interest Income

Interest income was $1.7 million for the first nine months of 2012 compared to $3.0 million for the first nine months of 2011.

Interest income in the future will be affected by changes in short-term interest rates and changes in cash balances, which may materially increase or decrease as a result of operations, acquisitions, debt repayment, stock repurchase programs and other activities.

Interest Expense

Interest expense was $94.3 million for the first nine months of 2012 compared to $123.9 million for the first nine months of 2011. The decrease in interest expense was primarily driven by lower debt balances driven by the payoff of the 2024 and 2025 Convertible Senior Notes in February 2012 and June 2011, respectively, partially offset by $3.7 million charged as a result of the extinguishment of a line of credit during the nine months ended September 30, 2012. The payoff of the 2024 and 2025 Notes resulted in $17.8 million lower non-cash interest expense for the nine months ended September 30, 2012, which was based on a bifurcation requirement as prescribed by ASC Topic 470-20, Debt with Conversion and Other Options.

Other Expense, Net

Other expense, net, was $11.1 million for the first nine months of 2012 compared to $8.0 million for the same period of 2011. Included in the first nine months of 2012 was $5.3 million of charges associated with divestiture related activities and foreign currency losses of $2.6 million. Included in the first nine months of 2011 were foreign currency losses of $6.5 million. The foreign currency losses for both periods are net of hedging activities and driven by currency fluctuation in major currencies.

Provision for Income Taxes

The provision for income taxes as a percentage of pre-tax income from continuing operations was 17.9% for the first nine months of 2012 compared with 18.7% for the first nine months of 2011. The first nine months 2012 effective tax rate of 17.9% was lower than the prior year effective tax rate of 18.7% primarily due to tax benefits associated with the Company’s election to utilize the single sales factor for apportioning income to California and the release of reserves for uncertain tax positions, offset by the loss of the federal research tax credit in 2012.

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate without the discrete items are as follows:

Statutory U.S. federal income tax rate	35.0%
State income tax	0.9
Foreign earnings taxed at non-U.S. rates	(5.8)
Foreign earnings subject to tax holidays	(3.0)
Benefits from intercompany financing	(1.8)
Deemed repatriation of foreign earnings, net of related benefits	(0.7)
Audit settlements	0.5
Credits and incentives	(4.3)
Valuation allowance	0.4
Non-deductible compensation & other adjustments	1.7

Annual effective income tax rate	22.9%

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

Cash and cash equivalents were $274.2 million at September 30, 2012, a decrease of $564.6 million from December 31, 2011, primarily due to cash used in financing activities of $980.5 million, cash used in investing activities of $140.4 million, and the effect of exchange rates on cash of $0.4 million, offset by cash provided by operating activities of $556.8 million. Further discussion surrounding the makeup of each cash flow component movement for the first nine months of 2012 is listed below.

Operating Activities

Operating activities provided net cash of $556.8 million through the first nine months of 2012 primarily from our net income of $320.5 million plus net non-cash charges of $278.8 million, offset by a decrease in cash from operating assets and liabilities of $42.5 million. Non-cash charges were primarily comprised of amortization of intangibles of $226.8 million, depreciation of $93.6 million, stock-based compensation expense of $65.3 million, amortization of deferred debt issuance costs of $7.0 million, and other non-cash adjustments of $6.9 million, offset by a change in deferred income taxes which resulted in a use of cash of $122.6 million which primarily related to the recapture of interest expense on the redemption of the 2024 Notes, and $7.3 million of incremental tax benefits from the exercise of stock options. The decrease of $42.5 million in cash within operating assets and liabilities was mainly due to a $72.5 million decrease in accrued expenses and other liabilities which was primarily driven by the timing of interest payments and the annual bonus payments, a $13.8 million increase in inventories, a $9.4 million increase in trade accounts receivable, and a $8.6 million decrease in accounts payable. These were partially offset by a $47.8 million increase from the currency impact related to intercompany settlements, and a $16.9 million decrease in prepaid expenses and other current assets. The movement in cash as a result of changes in operating assets and liabilities is consistent with normal ongoing operations.

As of September 30, 2012, we had cash and cash equivalents of $274.2 million, short-term investments of $9.7 million, and restricted cash of $15.4 million. Our working capital was $474.0 million as of September 30, 2012 including restricted cash. Our funds for cash and cash equivalents are currently primarily invested in marketable securities, money market funds, and bank deposits with maturities of less than three months. Cash and cash equivalents held by our foreign subsidiaries at September 30, 2012 was approximately $254.0 million.

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

Investing Activities

Net cash used in investing activities through the first nine months of 2012 was $140.4 million. The primary drivers were cash paid for business combinations of $69.1 million, $68.7 million for the purchases of property and equipment, partially offset by $19.1 million in proceeds from the sale of investments, $10.1 million of cash outflows associated with the divestiture of an equity investment, and $8.0 million for the purchases of investments.

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

Financing Activities

Net cash used in financing activities during the first nine months of 2012 was $980.5 million. The primary drivers were $558.2 million for the purchase of treasury stock, $561.0 million for principal payments of short-term obligations, $450.0 million for principal payments on long-term obligations, and $164.0 million for business combination milestone payments, partially offset by proceeds from short-term obligations of $701.0 million, the exercise of employee stock options and purchase rights of $47.8 million and $7.3 million of incremental tax benefits from the exercise of stock options.

During the nine months ended September 30, 2012, the Company settled the $300.0 million Ion Torrent milestone in a combination of $192.4 million in cash, and in 2.7 million shares of the Company’s common stock or the equivalent of $107.6 million at the time of settlement. Of the $192.4 million settled in cash, $161.4 million was classified as a financing activity and $31.0 million was classified as an operating activity commensurate with the nature of the payments.

Long-Term Debt

During February 2012, the Company redeemed the outstanding balance of the 1 1/2% Convertible Senior Notes (2024 Notes), with no excess of the 2024 Notes’ conversion value over par, for $450.0 million of cash. The settlement was funded by cash on hand including proceeds from the Senior Notes offering made during the fiscal year 2010, and a portion from cash drawn on the $750.0 million revolving credit facility which the Company secured in February 2012. The redemption of the 2024 Notes triggered increased expected tax payments in 2012 by approximately $85.0 million, a significant portion of which was paid in the third quarter of 2012 and reflected in operating cash flow activities, with the remaining estimated payment to be made in the fourth quarter of 2012.

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

The Credit Agreement

In February 2012, the Company entered into a new credit agreement (the Revolving Credit Facility) for $750.0 million for the purpose of general working capital, capital expenditures, and/or other capital needs. During the nine months ended September 30, 2012, the Company withdrew $701.0 million on the Revolving Credit Facility and repaid $561.0 million, for an outstanding balance of $140.0 million as of September 30, 2012. Additionally, the Company has $10.4 million of letters of credit outstanding under the Revolving Credit Facility and accordingly, the remaining available credit is $599.6 million. The Company may make additional draws on the Revolving Credit Facility, as deemed necessary. Refer to Note 4 of the Consolidated Financial Statements “Lines of Credit”.

During the nine months ended September 30, 2012, the Company extinguished the previously existing revolving credit facility of $500.0 million. As a result, the Company recognized a $3.7 million loss, recorded in interest expense, on unamortized deferred financing costs associated with the termination of the $500.0 million revolving credit facility.

Stock Repurchase Program

In July 2012, the Board of Directors of the Company approved a program (the July 2012 program) authorizing management to repurchase up to $750.0 million of common stock. During the nine months ended September 30, 2012, the Company repurchased 2.9 million shares of its common stock under this program at a total cost of $138.0 million. As of September 30, 2012, there was $612.0 million of authorization remaining under this program.

In July 2011, the Board of Directors of the Company approved a program (the July 2011 program) authorizing management to repurchase up to $200.0 million of common stock. During the nine months ended September 30, 2012, the Company repurchased 4.6 million shares of its common stock under this program at a total cost of $200.0 million, the maximum amount authorized, thereby completing the July 2011 program.

In December 2010, the Board of Directors of the Company approved a program (the December 2010 program), authorizing management to repurchase up to $500.0 million of common stock. During the year ended December 31, 2011, the Company repurchased 6.4 million shares of its common stock under this program at a total cost of $303.0 million. During the nine months ended September 30, 2012, the Company repurchased an additional 4.3 million shares of its common stock at a total cost of $197.0 million, thereby completing the December 2010 program by repurchasing an aggregate of 10.7 million shares at a total cost of $500.0 million, the maximum amount authorized.

In July 2010, the Board of Directors of the Company approved a program (the July 2010 program) authorizing management to repurchase up to $520.0 million of common stock over the next two years. During the year ended December 31, 2010, the Company completed repurchasing 8.4 million shares at a total cost of $436.6 million. During the nine months ended September 30, 2011, the Company repurchased an additional 1.5 million shares of its common stock at a total cost of $83.4 million, thereby completing the July 2010 program by repurchasing an aggregate of 9.9 million shares at a total cost of $520.0 million, the maximum amount authorized.

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

CONTRACTUAL OBLIGATIONS

The Company did not enter into any material contractual obligations during the nine months ended September 30, 2012. The Company has no material contractual obligations not fully recorded on our Consolidated Balance Sheets or fully disclosed in the Notes to our Consolidated Financial Statements.

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

Foreign Currency Transactions

We have operations through legal entities in Europe, Asia-Pacific and the Americas. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. As of September 30, 2012, the Company had $421.7 million of accounts receivable and $30.9 million of accounts payable, respectively, denominated in a foreign currency. These accounts receivables and payables are denominated either in the functional currency of the legal entity or in a currency that differs from the functional currency of the legal entity owning the receivable or payable. For receivables and payables denominated in the legal entity’s functional currency, the Company does not have financial statement risk, and therefore does not hedge such transactions. For those receivables and payables denominated in a currency that differs from the functional currency of the legal entity, the Company hedges such transactions to prevent financial statement risk. As a result, a hypothetical movement in foreign currency rates would not be expected to have a material financial statement impact on the settlement of these outstanding receivables and payables.

Both realized and unrealized gains and losses on the value of these receivables and payables were included in other income (expense) in the Consolidated Statements of Operations and Comprehensive Income. Net currency exchange losses recognized on business transactions, net of hedging transactions, were $1.4 million and $2.6 million for the three and nine months ended September 30, 2012, respectively. These gains and losses arise from the timing of cash collections compared to the hedged transactions, which can vary based on timing of actual customer payments and intercompany settlements.

The Company’s intercompany foreign currency receivables and payables are primarily concentrated in the euro, British pound, and Japanese yen. Historically, the Company has used foreign currency forward contracts to mitigate foreign currency risk on these intercompany foreign currency receivables and payables. At September 30, 2012, the Company had a notional principal amount of $950.0 million in foreign currency forward contracts outstanding, predominantly to hedge currency risk on specific intercompany receivables and payables denominated in a currency that differs from the legal entity’s functional currency. These foreign currency forward contracts, as of September 30, 2012, which settle in October 2012 through January 2013, effectively fix the exchange rate at which these specific receivables and payables will be settled, so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying receivables and payables. At September 30, 2012, the Company does not expect there will be a significant impact from unhedged foreign currency intercompany transactions.

The notional principal amounts provide one measure of the transaction volume outstanding as of period end, but do not represent the amount of our exposure to market loss. In many cases, outstanding principal amounts offset assets and liabilities and the Company’s exposure is significantly less than the notional amount. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

Cash Flow Hedges

The ultimate United States dollar value of future foreign currency sales generated by our reporting units is subject to fluctuations in foreign currency exchange rates. In the past, the Company has used foreign currency forward contracts to mitigate foreign currency risk on forecasted foreign currency sales to limit the exposure from changes in currency exchange rates. At September 30, 2012, the Company did not have foreign currency forward contracts outstanding to hedge foreign currency revenue risk under ASC Topic 815, Derivatives and Hedging. The Company will continuously monitor the impact of foreign currency risk upon the financial results as part of the Company’s risk management program and at management’s discretion may enter into derivative transactions.

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

Interest Rates

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The fair value of our cash equivalents, marketable securities, short-term investments, and derivatives is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness or our own credit risk. The Company uses credit default swap spread to derive risk-adjusted discount rate to measure the fair value of some of our financial instruments. At September 30, 2012 we had $299.3 million in cash, cash equivalents, restricted cash and short-term investments, all of which approximated the fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of these assets as these assets consist of highly liquid securities with short-term maturities. The Company accounts for the $27.6 million of its long-term investments under the cost method and due to the nature of these investments, mainly non-public and early stage companies, the Company believes calculating a fair value thereon not to be practicable. Thus, changes in market interest rates would not be expected to have an impact on these investments.

As of September 30, 2012, the Company had a carrying value of $2,296.0 million in debt with fixed interest rates, thus, the variability in market interest rates would not be expected to have a material impact on our scheduled interest payments. The Company will continuously assess the most appropriate method of financing the Company’s short and long term operations.

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

Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Securities Exchange Act, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of September 30, 2012, the end of the period covered by this report.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	None.

c)	The following table contains information about our purchases of equity securities during the third quarter of 2012:

	(a) Total Number of Shares (or Units) purchased	(b) Average Price Paid per Share	(c) Total Dollar of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31	175,920	44.88	7,895,712	$811,994,989
August 1 – August 31	3,344,569	46.75	156,372,930	655,622,059
September 1 – September 30	907,258	48.08	43,624,683	611,997,376

Total	4,427,747	$46.95	$207,893,325	$611,997,376

The Company did not make any share purchases other than through publically announced plans.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibits: For a list of exhibits filed with this report, refer to the Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFE TECHNOLOGIES CORPORATION

Date: November 5, 2012	By:	/s/ David F. Hoffmeister
David F. Hoffmeister Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

3.1	Amended and Restated Certificate of Incorporation of Life Technologies Corporation (1)

3.2	Seventh Amended and Restated Bylaws of Life Technologies Corporation (2)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Labels Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed on April 28, 2011 (File No. 000-25317).
(2)	Incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K, filed on April 28, 2011 (File No. 000-25317).
(3)	Furnished, not filed.