Form 10-K
period 2012-12-31
Life Technologies Corp
filed 2013-02-28
CIK 1073431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  [   ] No    [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012 was $7,888,305,183.

The number of outstanding shares of the registrant’s common stock as of February 25, 2013 was 170,386,980.

2012 Annual Report to Stockholders

INCORPORATION BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with the registrant’s 2013 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this annual report on Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2012.

LIFE TECHNOLOGIES CORPORATION

Annual Report on Form 10-K

for the Fiscal Year Ended December 31, 2012

FORWARD-LOOKING STATEMENTS

Any statements in this Annual Report on Form 10-K about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance that are not historical facts are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect(s),” “estimate(s),” “project(s),” “positioned,” “strategy,” “outlook” and similar expressions. Additionally, statements concerning future matters, such as the development of new products, enhancements of technologies, sales levels and operating results and other statements regarding matters that are not historical facts are forward-looking statements. Accordingly, all such forward-looking statements involve estimates and assumptions that are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from the results expressed in the statements. Any forward-looking statements are qualified in their entirety by reference to the risk, uncertainties and other factors discussed throughout this Annual Report on Form 10-K. Among the key factors that could cause our actual results to differ materially from those projected in our forward-looking statements, include our ability to:

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

•

the additional risks and other factors described under the caption “Risk Factors” under Item 1A of this Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission.

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

The Company began operations as a California partnership in 1987 and incorporated in California in 1989. In 1997, the Company reincorporated as a Delaware corporation. On November 21, 2008, Invitrogen Corporation (also referred to as “Invitrogen”), a predecessor company to Life Technologies, completed the acquisition of Applied Biosystems, Inc. (also referred to as “AB” or “Applied Biosystems”) to form a new company called “Life Technologies Corporation”. Life Technologies has approximately 10,000 employees, has a presence in more than 180 countries, and possesses a rapidly growing intellectual property estate. Currently, the Company owns and/or licenses over 5,000 patents. The corporate headquarters are in Carlsbad, California.

The Company’s website is www.lifetechnologies.com. This Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments thereto are made available without charge on the Investor Relations section of our website (ir.lifetechnologies.com). These materials are available on the website as soon as reasonably practicable after filing these materials with, or furnishing them to, the Securities and Exchange Commission.

Financial Information About Our Segments and Geographic Areas

The Company determined, in accordance with The Financial Accounting Standards Board (FASB) Accounting Standards Codification, or ASC Topic 280, Segment Reporting, to operate as one operating segment. The Company’s Chief Operating Decision Maker (CODM) reviews revenue at the business group level and manufacturing, operating income and expenses, and net income at the Company wide level to allocate resources and assess the Company’s overall performance. The Company’s business groups share common, centralized support functions, including finance, human resources, legal, information technology, and corporate marketing, all of which report directly to the CODM. Accordingly, decisions regarding the Company’s overall operating performance and allocation of Company resources are assessed on a consolidated basis. The Company will disclose the revenues for each of its business groups in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3, “Geographic Information and Revenue by Business Groups” of the Consolidated Financial Statements, to allow the reader of the financial statements the ability to gain some transparency into the operations of the Company.

Financial information about our revenues from foreign countries and assets located in those countries is also included in the Note 3 of the Consolidated Financial Statements, “Geographic Information and Revenue by Business Groups”.

Description of Our Business

Company Overview

We are a global life sciences company dedicated to helping our customers make scientific discoveries and applying those discoveries to ultimately improve the quality of life. Our systems and reagents enable, simplify and accelerate a broad spectrum of biological research of genes, proteins and cells within academic and life science research, clinical research and commercial applications. Our scientific expertise assists in making biodiscovery research techniques more effective and efficient for pharmaceutical, biotechnology, agricultural, clinical, government and academic scientific professionals with backgrounds in a wide range of scientific disciplines.

The Company offers many different products and services, and is continually developing and/or acquiring others. Some of our specific product categories include the following:

•

Capillary electrophoresis, SOLiD®, and Ion Torrent® DNA sequencing systems and reagents, which are used to discover sources of genetic and epigenetic variation, to catalog the DNA structure of organisms, to verify the composition of genetic research material, and to apply these genetic analysis discoveries in markets such as forensic human identification and diagnostics.

•	“High-throughput” gene cloning and expression technology, which allows customers to clone and expression-test genes on an industrial scale.

•	Pre-cast electrophoresis products, which improve the speed, reliability and convenience of separating nucleic acids and proteins.

•	Antibodies, which allow researchers to capture and label proteins, visualize their location through the use of dyes and discern their role in disease.

•	Magnetic beads, which are used in a variety of settings, such as attachment of molecular labels, nucleic acid purification, and organ and bone marrow tissue type testing.

•	Molecular Probes® fluorescence-based technologies, which facilitate the labeling of molecules for biological research and drug discovery.

•

Fluorescence microscopy instrumentation, which facilitates monitoring and measuring cell density and morphology as well as quick detection and verification of fluorescently labeled cells through imaging.

•	Transfection reagents, which are widely used to transfer genetic elements into living cells enabling the study of protein function and gene regulation.

•	PCR and Real Time PCR systems, reagents and assays, which enable researchers to amplify and detect targeted nucleic acids (DNA and RNA molecules) for a host of applications in molecular biology.

•	Cell culture media and reagents used in the scale-up and manufacture of biological drugs at cGMP facilities.

•	RNA Interference reagents, which enable scientists to selectively “turn off” genes in biology systems to gain insight into biological pathways.

•	Food safety and animal health products, which are used to for pathogen detection, molecular testing for production animals, crop testing and environmental testing products.

•	A lab developed test, which is used within our CLIA certified lab to help physicians stratify the risk of recurrence for their patients with early-stage, non-squamous, non small cell lung cancer.

In the first quarter of 2012, the Company modified its financial reporting from our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 into three new business groups to better reflect its internal organization and end markets. These business groups are Research Consumables, Genetic Analysis, and Applied Sciences. The Company’s internal organization was previously structured around its technology platforms of Molecular Biology Systems, Genetic Systems and Cell Systems. The Company has reclassified the historically presented business group revenue to conform to the current year presentation. The reclassification had no, nor has any, impact on previously reported consolidated results of operations or financial position.

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

Customer Base

The Company divides its principal customer base into three primary categories:

•

Life Sciences. Our life sciences research customers consist of laboratories generally associated with universities, medical research centers, government institutions, and other research institutions as well as biotechnology, pharmaceutical and chemical companies. Researchers at these institutions use our products and services in a broad spectrum of scientific activities, such as searching for drugs or other techniques to combat a wide variety of diseases (namely cancer and viral and bacterial diseases); conducting clinical research disease identification or for improving the efficacy of drugs to targeted patient groups; and assisting in vaccine design. Our products and services provide the research tools needed for genomics studies, proteomics studies, gene splicing, cellular analysis, and other key research applications that are required by these life science researchers.

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

Approximately 18% to 20% of the Company’s revenues are derived from federal, university and/or research institutions whose resources may be funded by the United States government either entirely, partially or have minimal to no funding at all. We estimate that, as of December 31, 2012, approximately 8 % of our total revenue was funded directly by the United States government, which takes into account those customers that are partially and/or minimally funded by the United States government. If there were to be a significant change in current research funding, there could be an adverse impact on the Company’s future revenues and results of operations, however the Company believes that such adverse impact shall be less than significant at each customer or customer group level or in aggregate.

Our Products

The Company aligns our products and services into three business groups: Research Consumables, Genetic Analysis and Applied Sciences.

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

The Genetic Analysis business group includes our capillary electrophoresis (also referred to as “CE”) instruments used for research applications and all CE consumables, real-time and digital qPCR instruments used in research applications and all qPCR consumables and genomic assays, as well as our next generation sequencing systems and reagents for the SOLiD® and Ion Torrent® systems.

The Applied Sciences business group includes our BioProduction, forensics and animal health and food safety reagent kits, CE and qPCR instruments that are used in applied markets applications and our medical sciences business, that includes our molecular diagnostics products and services, including laboratory-developed tests and transplant diagnostics.

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

Research and Development

The Company has a strong history of refining technology to create novel products for biosciences research through the combination of expertise in biology, chemistry, and engineering. The Company continues to generate innovative products across a broader continuum of discovery, development, and validation for the life sciences enterprise. In 2012, the Company launched nearly 145 products, representing approximately 740 new SKUs in fields ranging from genomic analysis to cell biology to human identification and diagnostics. The Company invested $341.9 million, $377.9 million and $375.5 million in research and development for the years ended December 31, 2012, 2011 and 2010, respectively.

As of December 31, 2012, the Company had approximately 1,200 employees engaged in research and development activities in the United States, Singapore, India, Germany, Norway, France, and the Netherlands. The Company also continues to maintain a comprehensive network of collaborators and scientific advisors across the globe. Our research and development activities are focused in segments where we are a leader, and in emerging growth areas where we can utilize our expertise in instrumentation, reagent and consumable solutions to develop new market opportunities.

Sales and Marketing

Our sales and marketing strategy supports our objective of building equity in Life Technologies as the brand that manufactures and delivers user-centered, innovative, premium products and services. Through our brands, including Gibco®, Ambion®, Molecular Probes®, Applied Biosystems®, Invitrogen®, Novex®, Ion Torrent®, and others, we provide premiere offerings to life science researchers and professionals applying biology in their work, such as forensics and molecular diagnostics. We have well established go-to-market channels including an expansive commercial organization of approximately 3,700 employees and a presence in more than 180 countries, with a highly educated and specialized sales force; over 1,000 supply centers worldwide based in our customers’ laboratories to provide convenient access to our products; and a world class e-commerce platform that delivers the easiest online experience to find, decide, and buy our products.

We are committed to being a partner of choice for our customers, which requires us to employ scientific personnel for our sales and service roles. The Company has various types of direct sales personnel, depending on the market and application area. Our organization includes: genetic analysis sales representatives focused on delivering customer solutions across our genetic analysis portfolio from discovery to diagnostics; clinical sales teams, focused on growth in clinical markets; regional commercial teams, focused on our core and mature markets; applied markets and specialty teams, focused on delivering customer solutions across our applied market areas such as food safety, animal health, and human identification; and inside sales teams. We also staff a team of technical sales specialists who have an extensive background in biology or other scientific fields of study and focus on specific product and workflow offerings. Having a thorough understanding of biological techniques and the research process allows our sales representatives to act as advisors to our customers. Our sales representatives also help us identify market needs and new technologies that we can license and develop into new products. If our customers have questions about their products, orders or other support areas, they have full access by phone or online, to our highly trained technical and customer service professionals. We offer a full range of eBusiness solutions, allowing our customers electronic access to their accounts and ordering modules whenever they need it.

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

The Company currently owns and/or licenses over 5,000 patents, including over 2,000 in the United States. The Company also has numerous pending patent applications both domestically and internationally. Our success depends, to a significant degree, upon our ability to develop proprietary products and technologies and it is important to our success that we protect the intellectual property associated with these products and technologies. The Company intends to continue to file patent applications as we develop new products and technologies. Patents provide some degree of, but not complete, protection for our intellectual property.

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

Materials used in development and testing activities at certain of our facilities are also subject to the Controlled Substances Act, administered by the Drug Enforcement Agency (or DEA). Procedures for control, use and inventory of these materials are in place at our Madison, Wisconsin facility.

The Company also follows Centers for Disease Control/National Institutes of Health Guidelines for Research Involving Recombinant DNA Molecules, Biosafety in Microbiological and Biomedical Laboratories and the hazard classification system recommendations for handling bacterial and viral agents, with capabilities through biosafety level three.

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

Workforce

As of December 31, 2012, we had approximately 10,000 employees, approximately 4,900 of whom worked outside the United States. These numbers include part-time employees. Our success will depend in large part upon our ability to attract and retain employees. The Company faces competition in this regard from other companies, research and academic institutions, government entities and other organizations. None of our domestic employees are subject to collective bargaining agreements. The Company generally considers relations with our employees to be good.

Recent Developments

At least on an annual basis, our board of directors reviews and assesses strategic opportunities to increase shareholder value, and the board of directors initiated such a review last summer. On January 18, 2013, in response to a media report, we issued a press release confirming that the board of directors had initiated the review. We also announced that we had retained Deutsche Bank Securities Inc. and Moelis & Company LLC as financial advisors for the process. The strategic review is ongoing, and the board of directors has not decided on any specific course of action.

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

Gregory T. Lucier (age 48) is the Chief Executive Officer and Chairman of the Board at Life Technologies, a global biotechnology company with a presence in more than 180 countries. Ranked 9th among the world’s 50 most innovative companies, Life Technologies is a market leader in products and services that accelerate advancements in basic research and drug development, molecular diagnostics, 21st century forensics, regenerative science and agricultural research. Mr. Lucier fosters a culture of excellence and applies his more than 25 years of strategic management at Life Technologies in his endeavor to shape an era of personalized medicine in which researchers can efficiently read, write and edit DNA for humanity’s benefit. Mr. Lucier previously served as a corporate officer at GE Healthcare and on the Board of the Sanford Burnham Institute, and currently serves on the Board of Directors at Synthetic Genomics, Inc., CareFusion Corporation, Rady Children’s Hospital and the California Healthcare Institute. He received his B.S. in Engineering from Pennsylvania State University and an M.B.A. from Harvard Business School.

Ronald A. Andrews (age 53) serves as President, Medical Sciences of Life Technologies. From 2010 – 2012, Mr. Andrews served as Chief Executive Officer for the Clarient Business Unit, and Segment Leader in Molecular Diagnostics, for GE Healthcare. From 2004 until GE’s acquisition of the company, he served as Chief Executive Officer and Vice Chairman of Clarient Healthcare. Prior to joining Clarient, Mr. Andrews served in a variety of leadership roles at Roche Molecular Diagnostics, Immucor and Abbott Diagnostics. He received his B.S. in Biology and Chemistry from Wofford College.

John A. Cottingham (age 58) serves as Chief Legal Officer and Secretary of Life Technologies. From May 2004 to November 2008, Mr. Cottingham served as Senior Vice President, General Counsel and Secretary of Life Technologies’ predecessor entity, Invitrogen Corporation. Mr. Cottingham served as Vice President, General Counsel of Invitrogen Corporation from September 2000 to May 2004. Prior to the merger of the former Life Technologies, Inc., or “LTI”, with Invitrogen Corporation in September 2000, Mr. Cottingham was the General Counsel and Assistant Secretary of LTI from January 1996 to September 2000. From May 1988 to December 1995, Mr. Cottingham served as an international corporate attorney with the Washington, D.C. office of Fulbright and Jaworski L.L.P. Mr. Cottingham received his B.S. in Political Science from Furman University, his J.D. from the University of South Carolina, his L.L.M. in Securities Regulation from Georgetown University and his M.S.E.L. from the University of San Diego.

David F. Hoffmeister (age 58) serves as Chief Financial Officer of Life Technologies. From October 2004 to November 2008, Mr. Hoffmeister served as Chief Financial Officer and Senior Vice President of Life Technologies’ predecessor entity, Invitrogen Corporation. Prior to joining Invitrogen Corporation, Mr. Hoffmeister held various positions over the course of twenty (20) years with McKinsey & Company, most recently as a senior partner serving clients in the healthcare, private equity and chemicals industries. Prior to joining McKinsey & Company, Mr. Hoffmeister held financial positions at GTE and W.R.Grace. Mr. Hoffmeister is a member of the board of Celanese Corporation. Mr. Hoffmeister received his B.S. in Business from the University of Minnesota and an M.B.A. from the University of Chicago.

Peter M. Leddy, Ph.D. (age 49) serves as Senior Vice President of Global Human Resources and Internal Communications of Life Technologies. From July 2005 to November 2008, Dr. Leddy served as Senior Vice President of Global Human Resources of Life Technologies’ predecessor entity, Invitrogen Corporation. Prior to joining Invitrogen Corporation, Dr. Leddy held several senior management positions with Dell Incorporated from 2000 to 2005. Prior to joining Dell Incorporated, Dr. Leddy served as the Executive Vice President of Human Resources at Promus Hotel Corporation. Dr. Leddy also served in a variety of executive and human resource positions at PepsiCo. Dr. Leddy received his B.A. in Psychology from Creighton University and his M.S. and Ph.D. in Industrial/Organizational Psychology from the Illinois Institute of Technology. Dr. Leddy is director of NuVasive, Inc., and a member of the California State University Professional Science Master’s Executive Board of Directors and is a former board member of the Biotechnology Institute.

Kelli A. Richard (age 44) serves as Vice President of Finance and Chief Accounting Officer of Life Technologies. Ms. Richard served as Vice President of Finance and Chief Accounting Officer of Life Technologies’ predecessor entity, Invitrogen Corporation. Ms. Richard joined Invitrogen Corporation in August 2005 with more than fourteen (14) years of accounting and financial reporting experience, previously serving as Vice President of Accounting and Reporting. Prior to joining Invitrogen Corporation, Ms. Richard held the position of Principal Accounting Officer at Gateway, Inc. Ms. Richard is a certified public accountant with a Bachelor of Business Administration degree from the University of Iowa.

Mark P. Stevenson (age 50) serves as President and Chief Operating Officer of Life Technologies. From December 2007 to November 2008, Mr. Stevenson served as President and Chief Operating Officer of Life Technologies’ predecessor entity, Applied Biosystems. Mr. Stevenson joined Applied Biosystems in Europe in 1998, and held roles of increasing responsibility in Europe and Japan. Mr. Stevenson moved to the U.S. in 2004 to establish the Applied Markets Division of Applied Biosystems and, in 2006, was named President of the Molecular and Cellular Biology Division of Applied Biosystems. Mr. Stevenson has more than twenty (20) years of sales, marketing, and international executive management experience and received his B.S. in Chemistry from the University of Reading, UK, and an M.B.A. from Henley Management School, UK. Mr. Stevenson serves on the Board of Trustees of the Keck Graduate Institute and is an Executive Committee Board Member of BIOCOM, a life science association representing approximately 550 member companies is Southern California.

Available Information

We post our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, on the Investor Relations section of our public website (ir.lifetechnologies.com) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Copies of any of these documents may be obtained free of charge either on our website, by contacting our Investor Relations Department at 5791 Van Allen Way, Carlsbad, California 92008, or by calling 1-760-603-7208.

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

These facts require us to make appropriate investments in the development and identification of new technologies and products and services. As a result, we are continually looking to develop, license and acquire new technologies and products and services to further broaden and deepen our already broad product and service line. Once we have developed or obtained a new technology, to the extent that we fail to introduce new and innovative products and services that are accepted by our markets, we may not obtain an adequate return on our research and development, licensing and acquisition investments and could lose revenue opportunities to our competitors, which would be difficult to regain and could seriously damage our business. Some of the factors affecting customer acceptance of our products and services include:

•	availability, quality and price as compared to competitive products and services;

•	the functionality of new and existing products and services, and their conformity to industry standards and regulatory standards that may be applicable to our customers;

•	the timing of introduction of our products and services as compared to competitive products and services;

•	scientists’ and customers’ opinions of the product’s or services’ utility and our ability to incorporate their feedback into future products and services;

•	reimbursement for molecular diagnostic products and lab-developed tests;

•	the extent to which new products and services are within the scope of our proven expertise;

•	citation of the products and services in published research; and

•	general trends in life sciences research and life science informatics software development.

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

In addition, we face additional risks related to international acquisitions, including risks related to cultural and language differences and particular economic, currency, political and regulatory risks associated with specific countries. If an acquired business fails to operate as anticipated or cannot be successfully integrated with our existing businesses, our results of operations and financial condition could be adversely affected.

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

Adverse conditions in the global economy and disruption of financial markets may significantly harm our revenue, profitability and results of operations

The global economy has experienced a period of significant economic downturn. Continued or worsening economic conditions in the businesses or geographic areas where we sell our products and/or services could reduce demand for our products and/or services and result in a decrease in sales volume that could have a negative impact on our results of operations. Global credit and capital markets have experienced unprecedented volatility and disruption. Business credit and liquidity have tightened in much of the world. Volatility and disruption of financial markets could limit our customers’ ability to obtain adequate financing or credit to purchase and pay for our products and/or services in a timely manner, or to maintain operations, which may result in a decrease in sales volume that could harm our results of operations. General concerns about the fundamental soundness of domestic and international economies may also cause our customers to reduce their purchases. Changes in governmental banking, monetary and fiscal policies to address liquidity and increase credit availability may not be effective. In addition, a significant reduction of government funding for research or significant government investment and allocation of resources to assist the economic recovery of sectors that do not include our customers may reduce the resources available for government grants and related funding for life sciences research and development. Economic conditions and market turbulence may also impact our suppliers’ ability to supply us with sufficient quantities of product components in a timely manner, which could impair our ability to manufacture our products. It is difficult to determine the extent of the economic and financial market problems and the many ways that they may affect our suppliers, customers and our business in general. Continuation or further deterioration of these financial and macroeconomic conditions could significantly harm our sales, profitability and results of operations.

A significant portion of our sales are dependent upon our customers’ capital spending policies and research and development budgets, and government funding of research and development programs at universities and other organizations, which are each subject to significant changes

Our customers include pharmaceutical and biotechnology companies, academic institutions, government laboratories, and private foundations. Fluctuations in the research and development budgets at these organizations could have a significant effect on the demand for our products and services. Research and development budgets fluctuate due to changes in available resources, mergers of pharmaceutical and biotechnology companies, spending priorities, general economic conditions, and institutional and governmental budgetary policies. In addition, a significant portion of our instrument product sales are capital purchases by our customers, and these policies fluctuate due to similar factors. Our business could be seriously damaged by any significant decrease in capital equipment purchases or life sciences research and development expenditures by pharmaceutical and biotechnology companies, academic institutions, government laboratories, or private foundations.

The timing and amount of revenues from customers that rely on government funding of research may vary significantly due to factors that can be difficult to forecast. Research funding for life science research has increased more slowly during the past several years compared to the previous years and has declined in some countries, including a slight decrease in 2012 in United States government funding for the NIH. Some grants have been frozen for extended periods of time or otherwise become unavailable to various institutions, sometimes without advance notice. Government funding of research and development is subject to the political process, which is inherently fluid and unpredictable. In the United States for example, the Budget Control Act of 2011 created a Joint Select Committee on Deficit Reduction, which was tasked with recommending proposals to reduce spending. Since that Joint Committee was unable to achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, absent further action by the United States government, an automatic reduction in federal spending, or “sequestration” is to be triggered, which, combined with the expiration of certain tax cuts on December 31, 2012, has typically been known as the “Fiscal Cliff.” While the United States government did agree to a package of tax and federal spending proposals on January 1, 2013, these did not eliminate “sequestration” threat, but moved it back to March 1, 2013. In addition, other programs, such as homeland security or defense, or general efforts to stimulate the economy could be viewed by the United States government as a higher priority. These budgetary pressures may result in reduced allocations to government agencies that fund research and development activities. Past proposals to reduce budget deficits, for instance, have included reduced NIH and other research and development allocations. Any shift away from the funding of life sciences research and development or delays surrounding the approval of government budget proposals may cause our customers to delay or forego purchases of our products, which could seriously damage our business.

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

We may need additional financing in the future to meet our capital needs or to make opportunistic acquisitions and such financing may not be available on favorable terms, if at all, and may be dilutive to existing stockholders

We intend to continue to invest in our business, including investing in research and development activities, expanding our sales and marketing activities, and continuing to make acquisitions. Our ability to take these and other actions may be limited by our available liquidity. As a consequence, in the future, we may need to seek additional financing. We may be unable to obtain any desired additional financing on terms favorable to us, if at all. If we are unable to obtain funds for such matters on acceptable terms, we may be unable to fund our expansion, successfully develop or enhance products or respond to competitive pressures, any of which could negatively affect our business. If we raise additional funds through the issuance of equity securities, our stockholders will experience dilution of their ownership interest. If we raise additional funds by issuing debt, we may be subject to limitations on our operations due to restrictive covenants.

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

Some of our customers are requiring us to change our sales arrangements to lower their costs, which may limit our pricing flexibility and harm our business

Some of our customers have developed purchasing initiatives to reduce the number of vendors from which they purchase to lower their supply costs. In some cases, these accounts have established agreements with large distributors, including discounts and the distributors’ direct involvement with the purchasing process. These activities may force us to supply the large distributors with our products at a discount to reach those customers. For similar reasons, many larger customers, including the United States government, have requested and may in the future request, special pricing arrangements, including blanket purchase agreements.

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

Risks Related to the Development and Manufacturing of Our Products

Our business depends on our ability to license new technologies from and to third parties

We believe our ability to in-license new technologies from third-parties is, and will continue to be, critical to our ability to offer new products to our customers. A significant portion of our current revenue is from products manufactured or sold under licenses from third parties. Our ability to gain access to technologies that we need for new products and services depends — in part — on our ability to convince inventors and technology holders that we can successfully commercialize their inventions. We cannot guarantee that we will be able to continue to identify new external technologies of interest to our customers. Even if we are able to identify new technologies of interest, we may not be able to negotiate license agreements with external technology sources on acceptable terms, or at all.

In addition, several of our in-licenses, have finite terms and we may not be able to renew these existing in-licenses on favorable terms, or at all. If we lose the rights to a biological material or a patented technology, we may need to stop selling products and/or services containing those technologies and possibly other products and services, redesign our products, and/or lose a competitive advantage. While some of our in-licenses are exclusive to us in certain markets, potential competitors could also in-license technologies that we fail to in-license exclusively and potentially erode our competitive position for these and other products and services. Our in-

licenses also typically subject us to various economic and commercialization obligations. If we fail to comply with these obligations, we could lose important rights under an in-license, such as exclusivity. In some cases, we could lose all rights under an in-license. In other instances, the licensor could lose patent protection for a number of reasons, including invalidity of the licensed patent, or a third party could obtain a patent that curtails our freedom to operate under one or more licenses. Changes in patent law could affect the value of the licensed technology. We may also receive third-party claims of intellectual property infringement that we may not be indemnified by the licensor for. Loss of such rights could, in some cases, harm our business.

In the ordinary course of our business, we may determine to grant third parties the right to use certain of our patented technologies through out-licensing technology we have developed or acquired to a third-party licensee. We cannot assure you that we will be successful in identifying appropriate third-party licensees, or that we will be successful in negotiating acceptable commercial license terms. In addition, any third-party licensee may not be successful in developing and commercializing the licensed technology, or may default on the payment or other commercial terms of the license. As a result, we may not recognize the benefits of any out-licensed arrangements, which could harm our ability to expand our business.

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

Violation of government regulations or quality programs could harm demand for our products or services

Some of our products and tests are regulated by the Food & Drug Administration (FDA) and comparable agencies in other countries. As applicable, we must comply with medical device and other FDA-related and comparable agency laws and regulations. In addition, the Company now owns and operates a clinical laboratory and as such we are subject to the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) and required to hold certain federal, state and local licenses, certifications and permits to conduct our business. Failure to comply with these laws and regulations can lead to sanctions by these agencies, including warning letters, product recalls, product seizures, consent decrees and civil and criminal sanctions. In addition, failure to comply with laws and regulations, could lead to disqualification of test data submitted in product applications. If the FDA were to take such actions, the FDA’s sanctions would be available to the public. Such publicity could harm our ability to sell these regulated products globally. In addition, we may not be able to obtain regulatory clearance or approval for our products in the United States and/or may incur significant costs in obtaining or maintaining such regulatory clearances or approvals in the United States. Additionally, any changes in FDA laws, regulations, and interpretations could adversely affect us and our customers, have an adverse impact on revenues, and result in government sanctions.

Medical device laws and regulations are also in effect in many countries, ranging from comprehensive device approval requirements to requests for product data or certifications. The number and scope of these requirements is increasing. We may not be able to obtain regulatory approvals in such countries and/or may incur significant costs in obtaining or maintaining our foreign regulatory approvals. In addition, our exports of certain of our products that have not yet been cleared or approved for United States commercial distribution may be subject to FDA, other export restrictions abroad, as well as import regulations in many countries.

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

Our facilities in Benecia, California; Brown Deer, Wisconsin; Frederick, Maryland; Grand Island, New York; Australia; Inchinnan, Scotland; New Zealand; Oslo, Norway; and Singapore manufacture certain products in compliance with FDA QSR 21 CFR Part 820 and are certified to ISO 13485 and ISO 9001, internationally-recognized standards. The ISO standards are voluntary quality management system standards that may be used in the design, development, production, and installation and servicing of medical devices similar to the QSR. Our facilities in Austin, Texas; Benicia and Pleasanton, California; Brown Deer, Wisconsin; Framingham, Massachusetts; Frederick, Maryland; Grand Island, New York; Inchinnan, Scotland; Oslo, Norway; Singapore; and Warrington, United Kingdom are each certified for compliance with ISO 13485. Our facilities in Carlsbad and Foster City, California; Eugene, Oregon; Grand Island; New York; Madison, Wisconsin; Newcastle, Australia; Beijing, China; Burlington, Canada; Lohne, Germany; Auckland, New Zealand; Israel; and Oslo, Norway are each certified for compliance with ISO 9001. Our facility in Austin, Texas has a USDA License. Failure to comply with ISO standards can lead to observations of non-compliance or even suspension of ISO certification or EC Declarations of Conformity Certificates by the registrar. If we were to lose ISO certification or EC Declarations of Conformity, some customers might purchase products from other suppliers as a result.

If the Company violates a government-mandated or voluntary quality program, we may incur additional expense to come back into compliance with the government mandated or voluntary standards. That expense may be material and we may not have anticipated that expense in our financial forecasts. Our financial results could suffer as a result of such increased expenses.

The regulatory clearance or approval process is expensive, time consuming and uncertain, and the failure to obtain and maintain required clearances or approvals may constrain the commercialization of submitted products

Our diagnostic products are subject to 510(k) clearance or pre-market approval by the FDA prior to their marketing for commercial use in the United States, and to any approvals required by foreign governmental entities prior to their marketing outside the United States. In addition, any changes or modifications to a device that has received regulatory clearance or approval that could significantly affect its safety or effectiveness, or would constitute a major change in its intended use, may require the submission of a new application for 510(k) clearance, pre-market approval or foreign regulatory approvals.

The 510(k) clearance and pre-market approval processes, as well as the process of obtaining foreign approvals, can be expensive, time consuming and uncertain. It generally takes from four to twelve months from submission to obtain 510(k) clearance, and from one to three years from submission to obtain pre-market approval; however, it may take longer, and 510(k) clearance or pre-market approval may never be obtained. Delays in receipt of, or failure to obtain, clearances or approvals for future products, including tests that are currently in design or development, would result in delayed or no realization of revenues from such products and in substantial additional costs that could decrease our profitability.

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

New regulations related to “conflict minerals” may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products

On August 22, 2012, the SEC adopted a new rule requiring disclosures of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. The new rule, which is effective for calendar 2013 and requires a disclosure report to be filed by May 31, 2014, will require companies to diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo or an adjoining country. The new rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tantalum, tin, gold and tungsten. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. Since our supply chain is complex, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.

Risks Related to Our Operations

Loss of key personnel may adversely affect our business

Our products and services are highly technical in nature. In general, only highly qualified and trained scientists have the necessary skills to develop and market our products and provide our services. In addition, some of our manufacturing positions are highly technical as well. We face intense competition for these professionals from our competitors, customers, marketing partners, and other companies throughout our industry. As is customary in the United States, we do not generally enter into employment agreements requiring these employees to continue in our employment for any period of time. Any failure on our part to hire, train, and retain a sufficient number of qualified employees could seriously damage our business. Additionally, integration of acquired companies and businesses can be disruptive and may lead to the departure of key employees. Further, we use or may use stock options, restricted stock units/awards, performance-based units, and performance-based cash to provide incentives to these individuals to remain with us and to build their long-term stockholder value to align their interests with those of the Company. If our stock price decreases, this reduces the value of certain of those awards that are equity-related and therefore a key employee’s incentive to stay. If we were to lose a sufficient number of our key employees and were unable to replace them, these losses could seriously damage our business.

We have substantial indebtedness, which could adversely affect our cash flows, business and financial condition

As of December 31, 2012, the carrying value of our outstanding indebtedness was approximately $2,414.1 million, including $100.0 million drawn on our revolving credit facility. As of December 31, 2012, we had availability of $639.9 million (net of standby letters of credit of $10.1 million) under our revolving credit facility.

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

Our federal, state and local income tax returns may, from time to time, be selected for audit by the taxing authorities or affected by a change in interpretation of legislation, either of which may result in tax assessments, penalties, or other results

The Company is subject to federal, state and local taxes in the United States and abroad. Significant judgment is required in determining the provision for taxes. Although the Company believes its tax expense is calculated correctly, if the IRS or other taxing authority disagrees with the positions taken by the Company on its tax returns, the Company could incur additional tax liabilities, plus related interest and penalties. If potential assessments differ significantly from previously recorded reserves, payment of such additional amounts upon final adjudication of any disputes could have a material impact on our results of operations and financial position.

In addition, United States’ federal, state and local, as well as international, tax laws and regulations are extremely complex and subject to varying interpretations, and a change in interpretation could have a material impact on our results of operations and financial position.

Tax legislation initiatives could adversely affect our results of operations and financial condition

We are a large multinational corporation subject to the tax laws and regulations of the United States federal, state and local governments, and of many international jurisdictions. From time to time, new tax legislation may be proposed, that could adversely affect our current or future tax filings and/or negatively impact our effective tax rate and increase future tax payments.

Cyber security risks and the failure to maintain the confidentiality, integrity, and availability of our computer hardware, software, and Internet applications and related tools and functions could result in damage to our reputation and/or subject us to costs, fines or lawsuits

The Company’s business requires manipulating and analyzing large amounts of data, and communicating the results of the analysis to our internal research personnel and to our customers via the Internet. In addition, we rely on a global enterprise software system to operate and manage our business. We also maintain personally identifiable information about our employees. Our business therefore depends on the continuous, effective, reliable, and secure operation of our computer hardware, software, networks, Internet servers, and related infrastructure. To the extent that our hardware or software malfunctions or access to our data by internal research personnel or customers through the Internet is interrupted, our business could suffer.

The integrity and protection of our customer, employee and Company data is critical to our business and our customers and employees have a high expectation that we will adequately protect their personal information. The regulatory environment, as well as the requirements imposed on us by the credit card industry, governing information, security and privacy laws is increasingly demanding and continues to evolve. Maintaining compliance with applicable security and privacy regulations may increase our operating costs and/or adversely impact our ability to market our products and services to our customers. Although our computer and communications hardware is protected through physical and software safeguards, it is still vulnerable to fire, storm, flood, power loss, earthquakes, telecommunications failures, physical or software break-ins, software viruses, and similar events. These events could lead to the unauthorized access, disclosure and use of non-public information, including credit card data. The techniques used by criminal elements to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. If our computer systems are compromised, we could be subject to fines, damages, litigation and enforcement actions, customers could curtail or cease using our applications, and we could lose trade secrets, the occurrence of which could harm our business.

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

Risks Related to Our International Operations

We are subject to risks associated with doing business outside the United States

The Company’s products are currently marketed in approximately 180 countries throughout the world. Our international revenues, which include revenues from our foreign subsidiaries and export sales from the United States, represented 63% of our product revenues in 2012, 62% of our product revenues in 2011 and 60% of our product revenues in 2010. We intend to continue to pursue acquisition and growth opportunities in international markets, and we expect that international revenues will continue to account for a significant percentage of our revenues for the foreseeable future. There are a number of risks arising from our international business, including those related to:

•	foreign currency exchange rate fluctuations, potentially reducing the United States dollars we receive for sales denominated in foreign currency;
•	the possibility that unfriendly nations or groups could boycott our products;
•	general economic and political conditions in the markets we operate in;
•	potential increased costs associated with overlapping tax structures;
•	potential trade restrictions and exchange controls;
•	more limited protection for intellectual property rights in some countries;
•	difficulties and costs associated with staffing and managing foreign operations;
•	unexpected changes in regulatory requirements;
•	the difficulties of compliance with a wide variety of foreign laws and regulations;
•	longer accounts receivable cycles in certain foreign countries, whether due to cultural differences, exchange rate fluctuation or other factors;
•	import and export licensing requirements; and
•	changes to our distribution networks.

These risks, individually or in the aggregate, could have an adverse effect on our results of operations and financial condition. For example, we are subject to compliance with the United States Foreign Corrupt Practices Act and similar anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. While our employees and agents are required to comply with these laws, we cannot be sure that our internal policies and procedures will always protect us from violations of these laws, despite our commitment to legal compliance and corporate ethics. The occurrence or allegation of these types of risks may adversely affect our business, performance, prospects, value, financial condition, and results of operations.

We are subject to foreign exchange risk

A significant portion of the Company’s revenues are received in currencies other than the United States dollar, which is our reporting currency. Most of our costs, however, are incurred in United States dollars. While we have at times attempted to hedge our net cash flows in currencies other than the United States dollar, our hedging program relies in part on forecasts of these cash flows. As a result, we cannot guarantee this program will adequately protect our cash flows from the full risks and effects of exchange rate fluctuations. We also continually evaluate the costs and benefits of our hedging program and cannot guarantee that we will continue to conduct hedging activities. At the current time, we are not hedging net cash flow exposures on foreign currency revenue. As a result, fluctuations in exchange rates for the currencies in which we do business have caused, and will continue to cause, fluctuations in the United States dollar value of our financial results. We cannot definitively predict the effects of currency exchange rate fluctuations upon our future financial results because of the number of currencies involved, the variability of currency exposures and the volatility of currency exchange rates.

Risks Related to Our Intellectual Property

The Company may not be able to effectively and efficiently protect and enforce intellectual property covering our proprietary technology

The Company’s success depends to a significant degree upon our ability to develop proprietary products and technologies. When we develop such technologies, we routinely seek patent protection in the United States and abroad. However, the intellectual property rights of biotechnology companies, including us, involve complex factual, scientific, and legal questions. We cannot assure that patents will be granted on any of our patent applications or that the scope of any of our issued patents will be sufficiently broad to offer meaningful protection. Even if we receive a patent that we believe is valid for a particular technology, we may not be able to realize the expected value to us from that technology due to several factors, including, without limitation, the following:

•

Although we have licensing programs to provide industry access to some of our patent rights, some other companies have in the past refused to participate in these licensing programs and some companies may refuse to participate in them in the future. In addition, our licenses typically provide our customers with access for limited use of our technology, such as for certain fields of use or to provide certain kinds of products and services. The validity of the restrictions contained in these licenses could be contested, and we cannot provide assurances that we would either be aware of an unauthorized use or be able to enforce the restrictions in an effective manner;

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

•

The Company’s issued patents or patents we exclusively license from others could be successfully challenged through legal actions or other proceedings, such as by challenging the validity and scope of a patent with the United States Patent and Trademark Office, or USPTO, foreign patent offices, Federal Courts, or the International Trade Commission. These actions or proceedings could result in amendments to or rejection of certain patent claims; and

•

Judicial decisions in third-party litigation and legislative changes could harm the value of our patents, or could impact our exclusive licenses or the effectiveness of our label licenses associated with our products, which, in turn, could have an impact on our business and/or revenue.

The Company is currently, and could in the future be, subject to lawsuits, arbitrations, investigations, and other legal actions with private parties and governmental entities, particularly involving claims for infringement of patents and other intellectual property rights, and we may need to obtain licenses to intellectual property from others

Our products are based on complex, rapidly developing technologies. These products could be developed without knowledge of previously filed patent applications that mature into patents that cover some aspect of these technologies. In addition, we may seek to protect and commercialize a technology even though we are aware that patents have been applied for and, in some cases, issued to others claiming technologies that are closely related to ours. Because patent litigation is complex and the outcome inherently uncertain, our belief that our products do not infringe on valid and enforceable patents owned by others could be successfully challenged. We have from time to time been notified that we may be infringing on the patents and other intellectual property rights of others. In addition, in the course of our business, we may from time to time have access to confidential or proprietary information of others, and they could bring a claim against us asserting that we had misappropriated their technologies, that, though not patented, are protected as trade secrets, and had improperly incorporated those technologies into our products. The outcome of legal actions is inherently uncertain, and we cannot be sure that we will prevail in any of these actions. An adverse determination in some of our current legal actions could harm our business and financial condition.

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

Potential product liability and other litigation claims could cause harm to our business

We face a potential risk of liability claims based on our products or services. We carry product liability insurance coverage, that is limited in scope and amount. We cannot assure, however, that we will be able to maintain this insurance at a reasonable cost and on reasonable terms. We also cannot assure that this insurance will be adequate to protect us against a product liability claim, should one arise.

Some of our services include the manufacture of biologic products to be tested in human clinical trials. We could be held liable for errors and omissions in connection with these services, even though we are not the party performing the clinical trials. In addition, we formulate, test and manufacture products intended for use by the public. These activities could expose us to risk of liability for personal injury or death to persons using such products. We seek to reduce our potential liability through measures such as contractual indemnification provisions with clients (the scope of which may vary from client to client and the performances of which are not secured), insurance maintained by clients and conducting certain of these businesses through subsidiaries. Nonetheless, we could be materially harmed if we were required to pay damages or incur defense costs in connection with a claim that is outside the scope of the indemnification agreements, if the indemnity, although applicable, is not performed in accordance with its terms or if our liability exceeds the amount of applicable insurance or indemnity. In addition, we could be held liable for errors and omissions in connection with the services we perform. We currently maintain product liability and errors and omissions insurance with respect to these risks. There can be no assurance, however, that our insurance coverage will be adequate or that insurance coverage will continue to be available on terms acceptable to us.

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

Certain provisions in our restated certificate of incorporation and seventh amended and restated bylaws, and of Delaware law, may prevent or delay an acquisition of our company, which could decrease the trading price of our common stock

Our restated certificate of incorporation and our seventh amended and restated bylaws and Delaware law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the raider and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include, among others:

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

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

We own or lease approximately 4,725,000 square feet of property being used in current operations at the following principal locations within the United States, each of which contains office, manufacturing, storage and/or laboratory facilities:

•	Ann Arbor, Michigan (leased)
•	Austin, Texas (leased)
•	Bedford, Massachusetts (leased)
•	Benicia, California (leased)
•	Beverly, Massachusetts (leased)
•	Billerica, Massachusetts (leased)
•	Bothell, Washington (leased)
•	Bowling Green, Kentucky (leased)
•	Brown Deer, Wisconsin (leased)
•	Carlsbad, California (owned (land only) and leased)

•	Durham, North Carolina (leased)
•	Eugene, Oregon (owned and leased)
•	Foster City, California (owned and leased)
•	Framingham, Massachusetts (leased)
•	Fresno, California (leased)
•	Frederick, Maryland (owned and leased)
•	Grand Island, New York (owned and leased)
•	Madison, Wisconsin (leased)
•	Pleasanton, California (owned)
•	South San Francisco, California (leased)
•	Washington, District of Columbia (leased)
•	West Sacramento, California (leased)

In addition, we own or lease approximately 1,500,000 square feet of property at locations outside the United States including these principal locations, each of which also contains office, manufacturing, storage and/or laboratory facilities:

•	Auckland, Christchurch and Nelson, New Zealand (owned)
•	Bangalore, India (leased)
•	Bleiswijk, Netherlands (leased)
•	Darmstadt and Regensburg, Germany (leased)
•	Lillestrom and Oslo, Norway (owned (land only) and leased)
•	Melbourne and Newcastle, Australia (owned and leased)
•	Paisley, Scotland (leased)
•	Shanghai, Beijing and Guangzhou, China (leased)
•	Singapore (leased)
•	Tokyo, Japan (leased)
•	Warrington, United Kingdom (owned and leased)

In addition to the principal properties listed above, we lease other properties in locations throughout the world, including: Argentina, Australia, Brazil, Canada, Chile, China, Croatia, Czech Republic, Denmark, France, Germany, Hong Kong, Hungary, India, Israel, Italy, Japan, Mexico, the Netherlands, Poland, Russia, Singapore, South Africa, South Korea, Spain, Sweden, Taiwan, and Thailand. Many of our plants have been constructed, renovated or expanded during the past ten years. We are currently using substantially all of our finished space, with some space available for expansion at some of our locations. We consider the facilities to be in a condition suitable for their current uses. Because of anticipated growth in the business and due to the increasing requirements of customers or regulatory agencies, we may need to acquire additional space or upgrade and enhance existing space during the next five years. We believe that adequate facilities will be available upon the conclusion of our leases.

We also have leases in San Carlos, California; Darmstadt, Germany; and Heathrow, United Kingdom that are subleased or are being offered for sublease. These properties are not used in current operations and therefore are not included in the discussion above.

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

Additional information regarding our properties is contained in Notes 1, 3 and 6 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 3. Legal Proceedings

We are subject to potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted. These matters arise in the ordinary course and conduct of our business, and, at times, as a result of our acquisitions and dispositions. They include, for example, commercial, intellectual property, environmental, securities, and employment matters. Some are expected to be covered, at least partly, by insurance. We intend to continue to defend ourselves vigorously in such matters. We regularly assess contingencies to determine the degree of probability and range of possible loss for potential accrual in our financial statements. An estimated loss contingency is accrued in our financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on our assessment, we have accrued an amount in our financial statements for contingent liabilities associated with these legal actions and claims that the Company considers immaterial to its overall financial position. Litigation is inherently unpredictable, and unfavorable resolutions could occur. As a result, assessing contingencies is highly subjective and requires judgment about future events. The amount of ultimate loss may exceed our current accruals, and it is possible that our cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

ITEM 4. Mine Safety Disclosures

Not applicable.

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

	High	Low
Year ended December 31, 2012
Fourth quarter	$51.97	$45.67
Third quarter	50.27	40.50
Second quarter	49.07	39.73
First quarter	50.84	39.80
Year ended December 31, 2011
Fourth quarter	$43.31	$36.07
Third quarter	52.61	35.30
Second quarter	56.71	49.85
First quarter	57.25	49.18

On February 25, 2013, the last reported sale price of our common stock was $56.90. As of February 25, 2013, there were approximately 3,845 stockholders of record of our common stock. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders of shares in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies. The calculations of the market value of shares of Life Technologies stock held by non-affiliates as of June 30, 2012, shown on the cover of this report, was made on the assumption that there were no affiliates other than executive officers and directors as of the date of calculation.

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

Securities Purchased Under Life Technologies Stock Repurchase Programs

In July 2012, the Board of Directors of the Company approved a program (the July 2012 program) authorizing management to repurchase up to $750.0 million of common stock. During the year ended December 31, 2012, the Company repurchased 4.9 million shares of its common stock under this program at a total cost of $238.0 million. As of December 31, 2012, there was $512.0 million of authorization remaining under this program.

In July 2011, the Board of Directors of the Company approved a program (the July 2011 program) authorizing management to repurchase up to $200.0 million of common stock. During the year ended December 31, 2012, the Company repurchased 4.6 million shares of its common stock under this program at a cost of $200.0 million, the maximum amount authorized, thereby completing the July 2011 program.

In December 2010, the Board of Directors of the Company approved a program (the December 2010 program), authorizing management to repurchase up to $500.0 million of common stock. During the year ended December 31, 2011, the Company repurchased 6.4 million shares of its common stock under this program at a total cost of approximately $303.0 million. During the year ended December 31, 2012, the Company repurchased an additional 4.3 million shares of its common stock at a total cost of $197.0 million, thereby completing the December 2010 program by repurchasing an aggregate of 10.7 million shares at a total cost of $500.0 million, the maximum amount authorized.

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

The cost of repurchasing shares is included in treasury stock and reported as a reduction in total equity when a repurchase occurs.

The following table represents stock repurchases under the publicly announced programs during the fourth quarter of 2012:

Period	(a) Total Number of Shares (or Units) purchased	(b) Average Price Paid per Share	(c) Total Dollar of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 — October 31	—	$—	$—	$611,997,376
November 1 — November 30	—	—	—	611,997,376
December 1 — December 31	2,000,395	49.99	99,999,109	511,998,267

Total	2,000,395	$49.99	$99,999,109	$511,998,267

The Company did not make any share repurchases other than through publicly announced programs.

ITEM 6.  Selected Financial Data

The following selected data should be read in conjunction with our financial statements located elsewhere in this Annual Report on Form 10-K and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

FIVE YEAR SELECTED FINANCIAL DATA

(in thousands, except per share data)	2012	2011	2010	2009	2008
Revenues	$3,798,510	$3,775,672	$3,588,094	$3,280,344	$1,620,323
Gross profit	2,134,477	2,109,977	2,106,141	1,824,725	940,752
Net income from continuing operations	430,449	377,834	377,858	144,594	4,356
Net income from discontinued operations	—	—	—	—	1,358
Net income	430,449	377,834	377,858	144,594	5,714
Net loss attributable to noncontrolling interests	406	658	437	—	—
Net income attributable to Life Technologies	430,855	378,492	378,295	144,594	5,714
Earnings from continuing operations per common share attributable to Life Technologies:
Basic	$2.45	$2.11	$2.06	$0.82	$0.05
Diluted	$2.40	$2.05	$1.99	$0.80	$0.04
Earnings from discontinued operations per common share attributable to Life Technologies:
Basic	$—	$—	$—	$—	$0.01
Diluted	$—	$—	$—	$—	$0.01
Net income per share attributable to Life Technologies:
Basic	$2.45	$2.11	$2.06	$0.82	$0.06
Diluted	$2.40	$2.05	$1.99	$0.80	$0.05
Current assets	$1,625,239	$2,093,617	$2,046,525	$1,796,164	$1,612,171
Noncurrent assets	7,012,826	7,094,346	7,439,674	7,319,576	7,286,588
Current liabilities (including convertible debt)	1,192,351	1,496,306	1,146,385	1,385,723	1,007,242
Noncurrent liabilities (including convertible debt)	2,792,251	3,092,431	3,901,785	3,703,349	4,434,979
Total equity	$4,653,463	$4,599,226	$4,438,029	$4,026,668	$3,456,538

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

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are a global life sciences company dedicated to helping our customers make scientific discoveries and ultimately improve the quality of life. Our systems, reagents, and services enable scientific researchers to accelerate scientific exploration, driving to discoveries and developments that make life better. Life Technologies customers do their work across the biological spectrum, working to advance genomic medicine, regenerative science, molecular diagnostics, agricultural and environmental research, and forensics. In 2012, the Company had sales of approximately $3.8 billion, had approximately 10,000 employees, had a presence in more than 180 countries, and possessed a rapidly-growing intellectual property estate of over 5,000 owned and/or licensed patents.

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

The Company offers many different products and services, and is continually developing and/or acquiring others. Some of our specific product categories include the following:

•

Capillary electrophoresis, SOLiD®, and Ion Torrent® DNA sequencing systems and reagents, which are used to discover sources of genetic and epigenetic variation, to catalog the DNA structure of organisms de novo, to verify the composition of genetic research material, and to apply these genetic analysis discoveries in markets such as forensic human identification.

•	“High-throughput” gene cloning and expression technology, which allows customers to clone and expression-test genes on an industrial scale.
•	Pre-cast electrophoresis products, which improve the speed, reliability and convenience of separating nucleic acids and proteins.
•	Antibodies, which allow researchers to capture and label proteins, visualize their location through use of Molecular Probes® dyes and discern their role in disease.
•	Magnetic beads, which are used in a variety of settings, such as attachment of molecular labels, nucleic acid purification, and organ and bone marrow tissue-type testing.
•	Molecular Probes® fluorescence-based technologies, which facilitate the labeling of molecules for biological research and drug discovery.
•

Fluorescence microscopy instrumentation, which facilitates monitoring and measuring cell density and morphology as well as quick detection and verification of fluorescently labeled cells through imaging.

•	Transfection reagents, which are widely used to transfer genetic elements into living cells enabling the study of protein function and gene regulation.
•	PCR and Real Time PCR systems and reagents, which enable researchers to amplify and detect targeted nucleic acids (DNA and RNA molecules) for a host of applications in molecular biology.
•	Cell culture media and reagents used in the scale-up and manufacture of biological drugs at cGMP facilities.
•	RNA Interference reagents, which enable scientists to selectively “turn off” genes in biology systems to gain insight into biological pathways.
•	Food safety and animal health products, which are used to for pathogen detection, molecular testing for production animals, crop testing and environmental testing products.
•	A lab developed test, which is used within our CLIA certified lab to help physicians stratify the risk of recurrence for their patients with early-stage, non-squamous, non-small cell lung cancer.

The Company aligns our products and services into three business groups: Research Consumables, Genetic Analysis and Applied Sciences.

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

The Genetic Analysis business group includes our capillary electrophoresis (also referred to as “CE”) instruments used for research applications and all CE consumables, real-time and digital qPCR instruments used in research applications and all qPCR consumables and genomic assays, as well as our next generation sequencing systems and reagents for the SOLiD® and Ion Torrent® systems.

The Applied Sciences business group includes our BioProduction, forensics and animal health and food safety reagent kits, CE and qPCR instruments that are used in applied markets applications and our medical sciences business which includes our molecular diagnostics products and services and transplant diagnostics.

We divide our principal customer base into three primary categories:

Life Sciences. Our life sciences research customers consist of laboratories generally associated with universities, medical research centers, government institutions, and other research institutions as well as biotechnology, pharmaceutical, and chemical companies. Researchers at these institutions use our products and services in a broad spectrum of scientific activities, such as searching for drugs or other techniques to combat a wide variety of diseases (namely cancer and viral and bacterial diseases); conducting clinical research disease identification or for improving the efficacy of drugs to targeted patient groups; and assisting in vaccine design. Our products and services provide the research tools needed for genomics studies, proteomics studies, gene splicing, cellular analysis, and other key research applications that are required by these life science researchers.

Applied Sciences. Our applied sciences customers consist of businesses in a diverse range of industries. The current focus of our products within these industries is in the areas of: forensic analysis, used to identify individuals based on their DNA; quality and safety testing, such as testing required to measure food, beverage, or environmental quality, and pharmaceutical manufacturing quality and safety; animal health testing, which enables the detection of pathogens in livestock; agricultural production, such as tools to support food processing and the commercial production of genetically-engineered products; synthetic biology, which enables our customers to explore ways to effectively harness the power of biology to replicate its systems and create biofuels; and biopharmaceutical manufacturing, such as the commercial production of rare or difficult to obtain substances, including proteins, interferons, interleukins, t-PA and monoclonal antibodies.

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

With acquisitions that were made in 2012, our Medical Sciences business now has a CLIA certified lab offering our first lab developed test, Pervenio™ RS lung, which is designed to assist physicians improve risk stratification of patients with early-stage, non-squamous non-small cell lung cancer, as well as bioinformatics capabilities used by the pharmaceutical industry to identify novel gene targets for drug discovery and development in cancer.

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

➢

In-licensing technologies. We actively and selectively in-license new technologies that we utilize to develop kits, many of which address bottlenecks in research or drug discovery laboratories. We have a dedicated group of individuals that focus on in-licensing technologies from academic and government institutions, as well as biotechnology and pharmaceutical companies.

➢

Acquisitions. We actively and selectively seek to acquire and integrate companies with complementary products and technologies, trusted brand names, strong market positions and strong intellectual property positions. We have made numerous acquisitions over the course of the Company’s history. We take a disciplined approach in evaluating potential deals, including targeting attractive market segments and requiring specific return on capital metrics.

➢	Utilize Existing Sales, Distribution and Manufacturing Infrastructure

➢

Multi-national sales footprint. We have developed a broad sales and distribution network with a sales presence in more than 180 countries. Our sales force is highly trained, with many of our sales people possessing degrees in molecular biology, biochemistry or related fields. We believe our sales force has successfully marketed our products across the globe and we expect to leverage this capacity to increase sales of our existing, newly developed and acquired products. In addition, to drive enhanced productivity for the Company and its customers, Life Technologies has a significant and growing e-commerce platform.

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

We will focus our investments and resources in segments that we believe will provide high growth opportunities, particularly in four areas:

➢

Next Generation DNA Sequencing. Our Ion Torrent® semiconductor technology represents innovation in next generation sequencing. We will continue to invest in innovative technologies, customer collaborations, and sales force expertise to remain a leader in this important area of research. We will also continue to invest in future sequencing technologies that will allow for more rapid and lower cost sequencing. Robust sequencing capabilities are critical to the advancement of genomic medicine, as the treatment of disease shifts to therapies that are specific to an individual’s unique genetic makeup.

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

➢

Molecular Diagnostics. We focus and invest in the high-growth molecular diagnostics segment. We acquired three companies in 2012 to build the foundation of our business, along with our existing transplant diagnostics and our diagnostic controls businesses. In a short time, we have already launched a lung cancer test service through our CLIA lab and intend to utilize our technology platforms to further grow our presence in this segment, as clinical research and testing begins to move towards next generation sequencing, as well as other opportunities for our other instrument platforms.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2012 and 2011

(in millions)	2012	2011	$ Increase (Decrease)	% Increase
Research Consumables	$1,616.1	$1,596.5	$19.6	1%
Genetic Analysis	1,462.9	1,457.0	5.9	0%
Applied Sciences	718.5	673.5	45.0	7%
Corporate and other	1.0	48.7	(47.7)	NM

Total revenues	$3,798.5	$3,775.7	$22.8	1%

Total gross profit	$2,134.5	$2,110.0	$24.5	1%
Total gross profit %	56%	56%

Revenues

The Company’s revenues increased by $22.8 million or 1% for the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase in revenue was primarily driven by a net increase of $93.2 million related to volume and pricing, and $13.8 million as a result of acquisitions, partially offset by a net decrease of $49.6 million from royalties and product discontinuation, including $38.8 million of revenue recognized upon a licensing settlement in 2011, $24.4 million in unfavorable foreign currency impacts, net of hedging, and an $11.8 million decrease from divestiture activities. Volume and pricing relates to the impact of revenue due to total unit sales for existing and new products as well as year over year change in unit pricing and its impact on gross revenue.

The Company operates our business under three business groups—Research Consumables, Genetic Analysis, and Applied Sciences. Revenue for the Research Consumables business group increased by $19.6 million or 1% in 2012 compared to 2011. This increase was driven primarily by $20.3 million in net increase from volume and pricing, and an increase of $5.2 million from royalties including licensing settlements, partially offset by $9.0 million in unfavorable currency impacts, net of hedging. Revenue for the Genetic Analysis business group increased $5.9 million in 2012 compared to 2011. This increase was driven primarily by a $35.1 million in net increase from volume and pricing, partially offset by a net decrease of $19.0 million from royalties including licensing settlements, and $10.2 million in unfavorable currency impacts, net of hedging. Revenue for the Applied Sciences business group increased by $45.0 million or 7% in 2012 compared to 2011. This increase was driven primarily by $37.9 million in net increase from volume and pricing, and $10.8 million associated with acquisitions, partially offset by $5.3 million in unfavorable currency impacts, net of hedging. The Company records revenues that do not correspond to any of the divisions in the Corporate and other revenues line. The $47.7 million decrease in Corporate and other revenues from 2011 to 2012 was driven primarily by revenue of $38.8 million recognized upon a licensing settlement in 2011.

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

Gross Profit

Gross profit increased by $24.5 million or 1% in 2012 compared to 2011. The increase in gross profit was primarily driven by a net increase of $74.7 million from price, volume, and product mix and a $17.0 million decrease in purchased intangible amortization, partially offset by a $38.8 million decrease of revenue recognized upon a licensing settlement mentioned in revenue drivers, and $11.9 million in unfavorable currency impacts, net of hedging. The Company received unfavorable legal judgments in both 2011 and 2012 resulting in the amounts of $52.0 million and $60.9 million, respectively. The net impact year over year is a reduction of gross margin of $8.9 million during 2012.

Operating Expenses

	For the Years Ended December 31,
	2012		2011
(in millions)	Operating Expense	As a Percentage of Revenues	Operating Expense	As a Percentage of Revenues	$ Increase (Decrease)	% Increase (Decrease)
Operating Expenses
Selling, general and administrative	$1,054.6	28%	$1,009.0	27%	$45.6	5%
Research and development	341.9	9%	377.9	10%	(36.0)	(10)%
Business consolidation costs	72.7	2%	75.3	2%	(2.6)	(3)%

Selling, General and Administrative. For the year ended December 31, 2012, selling, general and administrative expenses increased by $45.6 million or 5% compared to the year ended December 31, 2011. This increase was driven primarily by a $33.1 million increase in compensation and benefits, a $14.2 million increase in purchased services, a $12.7 million increase of depreciation, amortization and license fees, an $11.4 million increase from a legal settlement, and a $10.4 million increase from travel and discretionary spending, partially offset by $16.8 million of favorable currency impacts, and a $10.3 million decrease in general overhead and infrastructure costs. As a percentage of revenue, the costs are relatively flat compared to the prior year when excluding the above mentioned legal settlement.

Research and Development. For the year ended December 31, 2012, research and development expenses decreased by $36.0 million or 10% compared to the year ended December 31, 2011. This decrease was driven primarily by a $13.7 million fair value adjustment to the contingent consideration liability that was recognized in 2011 and a $13.3 million decrease in compensation and benefits. The Company continues to invest in research and development programs and as a percentage of revenue, overall costs are comparable period over period.

Business Consolidation Costs. For the year ended December 31, 2012, business consolidation costs were $72.7 million, compared to $75.3 million for the year ended December 31, 2011, and represent costs to integrate recent and pending acquisitions and divestitures of the Company’s operations. The expenses for both periods related primarily to integration and restructuring efforts, including severance and site consolidation, related to various mergers, acquisitions and divestitures that took place in each of the periods, respectively. Included in the results for the year ended December 31, 2012 were settlements with former employees of an acquired entity in the amount of $24.4 million. Business consolidation costs were down year over year as less integration work was required.

Other Income (Expense)

Interest Income. Interest income was $2.4 million for the year ended December 31, 2012 compared to $3.9 million for the year ended December 31, 2011.

Interest income in the future will be affected by changes in short-term interest rates and changes in cash balances, which may materially increase or decrease as a result of acquisitions, debt repayment, and stock repurchase programs, and other financing activities.

Interest Expense. Interest expense was $123.9 million for the year ended December 31, 2012 compared to $162.1 million for the year ended December 31, 2011. The decrease in interest expense was primarily driven by lower debt balances driven by the payoff of the 2024 and 2025 Convertible Senior Notes in February 2012 and June 2011, respectively, partially offset by $3.7 million charged as a result of the extinguishment of a line of credit during 2012. The payoff of the 2024 and 2025 Notes resulted in $22.9 million lower non-cash interest expense for the year ended December 31, 2012 that was based on a bifurcation requirement, as prescribed by ASC Topic 470-20, Debt with Conversion and Other Options.

Other Expense, Net. Other expense, net, was $11.9 million for the year ended December 31, 2012 compared to $10.9 million for the same period of 2011. Included in 2012 were $5.3 million of charges associated with divesture related activities and foreign currency losses of $2.5 million driven by fluctuations in major currencies. Included in 2011 were foreign currency losses of $8.3 million driven by fluctuations in major currencies.

Provision for Income Taxes. The provision for income taxes as a percentage of pre-tax income from continuing operations was 19.1% for the year ended December 31, 2012 compared with 21.1% for the year ended December 31, 2011. The effective tax rate for 2012 is lower than 2011 primarily due to reduced state taxes and a one-time tax write-off of certain investments; offset by the temporary loss of the federal R&D tax credit.

Comparison of Years Ended December 31, 2011 and 2010

(in millions)	2011	2010	$ Increase	% Increase
Research Consumables	$1,596.5	$1,575.9	$20.6	1%
Genetic Analysis	1,457.0	1,374.5	82.5	6%
Applied Sciences	673.5	633.4	40.1	6%
Corporate and other	48.7	4.3	44.4	NM

Total revenues	$3,775.7	$3,588.1	$187.6	5%

Total gross profit	$2,110.0	$2,106.1	$3.9	0%
Total gross profit %	56%	59%

Revenues

The Company’s revenues increased by $187.6 million or 5% for the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase in revenue was primarily driven by increases of $59.4 million related to volume and pricing, $51.8 million as a result of acquisitions, $42.8 million in favorable foreign currency impacts, net of hedging, and an increase of $38.8 million of revenue recognized upon a licensing settlement in 2011. Volume and pricing relates to the impact of revenue due to total unit sales for existing and new products as well as year over year change in unit pricing and its impact on gross revenue.

The Company operates our business under three business groups—Research Consumables, Genetic Analysis, and Applied Sciences. Revenue for the Research Consumables business group increased by $20.6 million or 1% in 2011 compared to 2010. This increase was driven primarily by $20.0 million from favorable currency impacts, net of hedging, and $8.5 million as a result of acquisitions, partially offset by a decrease of $7.2 million related to volume and pricing. Revenue for the Genetic Analysis business group increased $82.5 million or 6% in 2011 compared to 2010. This increase was driven primarily by $42.7 million as a result of acquisitions, a $29.7 million increase from volume and pricing, and $18.5 million in favorable currency impacts, net of hedging. Revenue for the Applied Sciences business group increased by $40.1 million or 6% in 2011 compared to 2010. This increase was driven primarily by $33.6 million in net increase from volume and pricing, and $4.4 million in favorable currency impacts, net of hedging. The Company records revenues that do not correspond to any of the divisions in the Corporate and other revenues line. The $44.4 million increase in Corporate and other revenues from 2010 to 2011 was driven primarily by revenue of $38.8 million recognized upon a licensing settlement in 2011.

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

Gross Profit

Gross profit increased by $3.9 million 2011 compared to 2010. The increase in gross profit was primarily driven by a net increase of $48.0 million from price, volume, royalties and product mix, including $38.8 million of revenue recognized upon a licensing settlement mentioned above, $23.3 million as a result of acquisitions, and $10.1 million in favorable currency impacts, net of hedging, partially offset by a judgment of $52.0 million on a case in litigation, an increase of $15.0 million in purchased intangible amortization and a decrease in contingent consideration fair value adjustments of $3.6 million.

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

Selling, General and Administrative. For the year ended December 31, 2011, selling, general and administrative expenses decreased by $14.2 million or 1% compared to the year ended December 31, 2010. This decrease was driven primarily by a $33.2 million decrease in compensation and benefits that included a decrease of $9.5 million of accelerated compensation expense as a result of an acquisition, a $5.9 million decrease in travel and discretionary spending, and a $5.8 million decrease in general overhead and infrastructure costs, partially offset by $21.9 million in unfavorable foreign currency impacts, and an increase of $12.7 million in purchased services. As a percentage of revenue, the costs are down from the prior year as a result of the restructuring activities that have contributed to the reduction of overall overhead related costs year over year.

Research and Development. For the year ended December 31, 2011, research and development expenses increased by $2.4 million or 1% compared to the year ended December 31, 2010. This increase was driven primarily by a $13.7 million fair value adjustment to the contingent consideration liability, partially offset by a $10.2 million decrease in compensation and benefits, including a decrease of $9.4 million of accelerated compensation expense as a result of an acquisition. The Company continues to invest in research and development programs and as a percentage of revenue, overall costs are comparable period over period.

Business Consolidation Costs. For the year ended December 31, 2011, business consolidation costs were $75.3 million, compared to $93.5 million for the year ended December 31, 2010, and represent costs to integrate recent and pending acquisitions and divestitures of the Company’s operations. The expenses for both periods related primarily to integration and restructuring efforts, including severance and site consolidation, related to various mergers, acquisitions and divestitures that took place in each of the periods, respectively.

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

The Company adopted a bifurcation requirement on our convertible senior notes, as prescribed by ASC Topic 470-20, Debt with Conversion and Other Options and as a result incurred an additional $24.6 million and $38.0 million in interest expense for the years ended December 31, 2011 and 2010, respectively.

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

Provision for Income Taxes. The provision for income taxes as a percentage of pre-tax income from continuing operations was 21.1% for the year ended December 31, 2011 compared with 14.4% for the year ended December 31, 2010. The effective tax rate for 2011 is higher than 2010 primarily due to large prior year tax benefits associated with one-time repatriation benefits from the Company’s global restructuring activities and acquisitions that significantly exceeded similar tax benefits recognized in 2011.

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

It is the Company’s intention to indefinitely reinvest a majority of current foreign earnings in order to ensure sufficient foreign working capital and to expand its existing operations outside the United States. Additionally, the Company intends to use such unrepatriated cash held by its foreign subsidiaries to fund future foreign investments, including acquisitions. While the Company has repatriated significant earnings in the past, primarily due to certain debt obligations and covenants that no longer exist, similar repatriation of earnings is no longer expected or required. In addition to cash on hand in the United States, the Company has the ability to raise cash through bank loans, debt obligations or by settling loans with its foreign subsidiaries in order to cover its domestic needs. Accordingly, it is the intention of the Company’s management to indefinitely reinvest a majority of current earnings from foreign operations. For those limited foreign earnings that the Company, in the past, had determined will not be indefinitely reinvested, the Company has recorded the appropriate tax obligations in the statement of operations. In the event the Company is required to repatriate funds outside of the United States, such repatriation will be subject to local laws and taxes. The Company does not anticipate any period in which the Company would repatriate all funds held outside of the United States. Accordingly, the Company does not believe these tax obligations will materially alter the Company’s future cash flows. For more information on income taxes, refer to Note 7 of the Consolidated Financial Statements, “Income Taxes”.

Cash and cash equivalents were $255.5 million at December 31, 2012, a decrease of $583.2 million from December 31, 2011, primarily due to cash used in financing activities of $1,082.4 million, cash used in investing activities of $279.5 million, offset by cash provided by operating activities of $778.0 million, and the effect of exchange rate on cash of $0.7 million. Further discussion surrounding the makeup of each cash flow component movement for the year is discussed below.

Operating Activities. Operating activities provided net cash of $778.0 million during 2012 primarily from net income of $430.4 million plus net non-cash charges of $344.2 million. Changes in operating assets and liabilities provided a net increase of $3.4 million in cash during the period. Within the non-cash charges in operating activities, the primary drivers were amortization of intangible assets of $302.9 million, depreciation charges of $126.0 million, and share based compensation of $84.5 million, partially offset by a change in deferred income taxes that resulted in a use of cash of $184.1 million, which included the recapture of interest expense on the redemption of the 2024 Notes. The primary drivers of the $3.4 million increase in cash from changes in operating assets and liabilities were an increase in income tax liabilities of $33.7 million, $29.9 million related to currency impact on intercompany settlements, and a $22.2 million decrease in prepaids and other current assets, partially offset by a $61.6 million increase in trade accounts receivable, and a $21.9 million increase in inventories. The movement in cash as a result of changes in operating assets and liabilities is consistent with normal ongoing operations.

As of December 31, 2012, we had cash and cash equivalents of $255.5 million, restricted cash of $15.1 million, and short-term investments of $5.7 million. Our working capital was $432.9 million as of December 31, 2012, including restricted cash. Our funds for cash and cash equivalents are primarily invested in marketable securities, money market funds, and bank deposits with maturities of less than three months. Cash and cash equivalents held by our foreign subsidiaries at December 31, 2012 was approximately $223.1 million.

The Company’s pension plans and post retirement benefit plans are funded in accordance with local statutory requirements and supplemented by voluntary contributions. The funding requirement is based on the funded status, which is measured by using various actuarial assumptions, such as interest rate, rate of compensation increase and expected return on plan assets. The Company’s qualified pension plans are adequately funded at December 31, 2012. Based on the level of our contributions to the qualified pension plans and the qualified post retirement medical benefit plan during previous and current fiscal years, we do not expect to have to significantly fund these pension plans in fiscal year 2013 in order to meet minimum statutory funding requirements. However, we may contribute to the funds to maintain the desired funding level at the Company’s discretion. The Company’s funding policy is based upon the amount needed to meet the minimum funding standards according to the Employee Retirement Income Security Act (ERISA). The Company may also make additional contributions from time to time consistent with the Company’s cash flow and business conditions. As decreases in interest rates have occurred in recent periods, the related liability associated with pensions has increased over the prior year. However, based on the actuarial estimates at December 31, 2012, the Company expects to contribute $5.1 million to domestic non-qualified pension plans and post retirement benefit plans during 2013, a portion of which has already been funded in our rabbi trust. The Company has other postretirement plans that are unfunded, however, these are partially funded by insurance policies. During the year ended December 31, 2012, the Company contributed $2.3 million, $4.0 million, and $2.9 million to domestic pension plans, foreign pension plans, and postretirement plans, respectively. The aggregate current liabilities related to our domestic, foreign and postretirement plans were $2.3 million, $1.2 million, and $2.5 million, respectively at December 31, 2012.

The Company’s current funding requirements are based on the Company’s current asset balance in relation to the current obligation, taking into account past contributions and other actuarial measures. In the event the actual returns lag expected asset returns or the discount rates fall below current rates, the Company could be required to fund additional amounts in future periods. The amount of such funding would be based on the actual returns of plan assets, the correlation to the change in discount rates, the actuarial calculation of funding levels and the usage of prior service credits. There are also various legislation changes to pension funding requirements that could be enacted, and if so, may require accelerated funding. The Company is constantly monitoring the status of its pension plans and does not believe there would be a material impact on the Company’s cash flows should either of the above situations occur.

Our most significant pension plan is a qualified domestic pension plan, which constituted approximately 80% of our consolidated pension plan assets and approximately 74% of our projected benefit obligations as of December 31, 2012. The accrual of future service benefits for participants in the qualified domestic pension plan was frozen as of June 30, 2004. Effective on July 1, 2005, the expected rate of compensation increase was no longer factored into the determination of our net periodic pension expense as the accrual for future service benefits was frozen. A one hundred basis point increase or decrease in the discount rate for the qualified domestic pension plan for the period ended December 31, 2012 would result in a corresponding decrease or increase of our net periodic pension expense by approximately $0.3 million. Also, a one hundred basis point increase or decrease in the expected rate of return on the pension asset for the period ended December 31, 2012 would result in a corresponding decrease or increase our net periodic pension expense by approximately $0.3 million.

Investing Activities. Net cash used by investing activities during 2012 was $279.5 million. The primary drivers were cash used for business combinations of $149.0 million, $116.7 million for the purchases of property, plant, and equipment, and $19.4 million for asset purchases, partially offset by cash received from the sale of investments of $25.5 million.

For 2013, the Company expects capital expenditures to be in the range of $120.0 million to $140.0 million. The capital will include additional capital equipment, information technology, and integration related capital to support ongoing business.

The Company completed several acquisitions in the past that were not material individually or collectively to the overall consolidated financial statements and its results of operations. The results of operations for these acquisitions were included in the Company’s results from the date of acquisition. Pursuant to the purchase agreements for certain acquisitions, the Company could be required to make additional contingent payments in cash based on certain technological milestones, patent milestones and the achievement of future gross sales of the acquired companies. The Company has sufficient cash on hand, positive cash flow generation and a revolving credit facility to fund such contingent payments if they become due.

In October 2010, the Company completed the acquisition of Ion Torrent for a total purchase price of $683.3 million, of which $263.2 million was paid in cash, $159.3 million was paid in the Company’s common stock, and $260.8 million was accrued for as contingent consideration liabilities at the time of acquisition for the time and technological milestone due in January 2012. During the year ended December 31, 2011, the milestone was achieved, therefore, during January 2012, the Company paid the $300.0 million milestone with cash consideration of $192.4 million and approximately 2.7 million shares of the Company’s common stock or the equivalent of $107.6 million at the time of the settlement. Of the $192.4 million settled in cash, $161.4 million was classified as a financing activity and $31.0 million was classified as an operating activity commensurate with the nature of the payments.

Due to the structure of certain acquisitions, the Company used aggregate cash of $167.2 million and $4.0 million in financing activities for the years ended December 31, 2012 and 2011, respectively, to increase our ownership interests in controlled subsidiaries and for acquisition related milestone payments.

For more information on business combination accounting and fair market value of the contingent consideration liabilities, refer to Note 2 and Note 6 of the Consolidated Financial Statements, “Business Combinations and Divestitures” and “Commitments and Contingencies”, respectively.

Financing Activities. Net cash used by financing activities totaled $1,082.4 million in 2012. The primary drivers were $813.0 million for principal payments on short-term obligations, $662.4 million for the purchases of treasury stock, $450.0 million for principal payments on long-term obligations and $167.2 million for business combination milestone payments, partially offset by $913.0 million for proceeds from short-term obligations, and proceeds from the exercise of employee stock options and purchase rights of $84.6 million.

During the year ended December 31, 2012, the Company settled the $300.0 million Ion Torrent milestone in a combination of $192.4 million in cash, and in 2.7 million shares of the Company’s common stock or the equivalent of $107.6 million at the time of settlement. Of the $192.4 million settled in cash, $161.4 million was classified as a financing activity and $31.0 million was classified as an operating activity commensurate with the nature of the payments.

Senior Notes

During 2010, the Company filed a prospectus that allows the Company to issue in one or more offerings, senior or subordinated debt securities covered by the prospectus by filing a prospectus supplement that contains specific information about the securities and specific terms being offered. Under the prospectus, the Company has issued a principal amount of $2,300.0 million of fixed unsecured and unsubordinated Senior Notes (the “Notes”), of which $1,500.0 million were offered in February 2010 and $800.0 million were offered in December 2010.

As a result, the Company recorded an aggregate $5.7 million of debt discounts for the notes. At December 31, 2012, the unamortized debt discount balance was $3.9 million. The debt discounts are amortized over the lives of the associated Notes using the effective interest method.

The aggregate net proceeds from the Notes offering in 2010 were $2,276.4 million after deducting the debt discount as well as an underwriting discount of $17.9 million. Total deferred financing costs associated with the issuances of the Notes were $21.8 million, including the $17.9 million underwriting discount and $3.9 million of legal and accounting fees. At December 31, 2012, the unamortized issuance costs for the Notes were $13.3 million that are expected to be recognized over a weighted average period of 5.9 years.

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

The entire net proceeds from the 2013, 2015, and 2020 Notes offering in February 2010 were used to repay the outstanding balance of the term loans, together with the net of tax proceeds from the sale of our Applied

Biosystems/MDS Analytical Technologies Instruments joint venture, and cash on hand. A portion of the net proceeds from the 2016 and 2021 Notes offering in December 2010 was used to retire the Company’s $350.0 million 3  1/4% Convertible Senior Notes (2025 Notes) in June 2011 and the Company’s $450.0 million 1 1/2% Convertible Senior Notes (2024 Notes) in January 2012.

The Company paid $109.4 million and $95.4 million in cash for the interest expense on the Senior Notes during the years ended December 31, 2012 and 2011, respectively.

The Credit Agreement

In February 2012, the Company entered into a new credit agreement (the Revolving Credit Facility) to replace the existing revolving credit facility of $500.0 million with a new credit facility of $750.0 million, under which $913.0 million was withdrawn and $813.0 million was repaid during the year ended December 31, 2012. As a result of the extinguishment of the previously existing credit facility, the Company recognized a $3.7 million loss, recorded in interest expense, on unamortized deferred financing costs. For details on the revolving credit facility as well as the Company’s other lines of credit refer to Note 4 of the Consolidated Financial Statements, “Lines of Credit”.

Convertible Senior Notes

In February 2012, the Company redeemed the outstanding balance of the 1 1/2% Convertible Senior Notes (2024 Notes), with no excess of the 2024 Notes’ conversion value over par, for $450.0 million of cash. The settlement was funded by cash on hand including proceeds from the Senior Notes offering made during the fiscal year 2010, and a portion from cash drawn on the $750.0 million revolving credit facility that the Company secured in February 2012. The redemption of the 2024 Notes triggered increased tax payments in 2012 by approximately $85.0 million, reflected in operating cash flow activities.

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

The Company paid $3.4 million, $12.4 million, and $25.1 million in cash for the interest expense for convertible senior notes while the notes were outstanding for the years ended December 31, 2012, 2011, and 2010, respectively.

For more details of the Company’s long-term debt obligations, refer to Note 5 of the Consolidated Financial Statements, “Long-Term Debt”.

Stock Repurchase Programs

In July 2012, the Board of Directors of the Company approved a program (the July 2012 program) authorizing management to repurchase up to $750.0 million of common stock. During the year ended December 31, 2012, the Company repurchased 4.9 million shares of its common stock under this program at a total cost of $238.0 million. As of December 31, 2012, there was $512.0 million of authorization remaining under this program.

In July 2011, the Board of Directors of the Company approved a program (the July 2011 program) authorizing management to repurchase up to $200.0 million of common stock. During the year ended December 31, 2012, the Company repurchased 4.6 million shares of its common stock under this program at a total cost of $200.0 million, the maximum amount authorized, thereby completing the July 2011 program.

In December 2010, the Board of Directors of the Company approved a program (the December 2010 program), authorizing management to repurchase up to $500.0 million of common stock. During the year ended December 31, 2011, the Company repurchased 6.4 million shares of its common stock under this program at a total cost of approximately $303.0 million. During the year ended December 31, 2012 the company repurchased an additional 4.3 million shares of its common stock at a total cost of $197.0 million, thereby completing the December 2010 program by repurchasing an aggregate of 10.7 million shares at a total cost of $500.0 million, the maximum amount authorized.

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

The cost of repurchasing shares is included in treasury stock and reported as a reduction in total equity when a repurchase occurs. The Company has been and anticipates using one or a combination of cash generated from operating activities and/or withdraws on our Revolving Credit Facility to fund current and future share repurchases under the authorized programs.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations at December 31, 2012 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period(1)
(in thousands)	Total	Less than 1 Year	Years 1-3	Years 3-5	More than 5 Years	All Other(3)
Senior notes	$2,873,583	$352,383	$683,486	$530,459	$1,307,255	—
Revolving credit facility(2)	100,000	100,000	—	—	—	—
Capital lease obligations	19,713	3,543	8,115	3,398	4,657	—
Operating lease obligations	212,260	39,917	62,681	35,474	74,188	—
Licensing and purchase obligations	65,593	40,152	15,045	5,465	4,931	—
Uncertain tax liability and interest(3)	107,052	633	—	—	—	106,419
Other obligations	22,947	16,265	5,612	684	386	—

Total	$3,401,148	$552,893	$774,939	$575,480	$1,391,417	$106,419

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

(2)	The amount and timing of borrowings and repayments on the Revolving Credit Facility could fluctuate depending upon general working capital, capital expenditures, and/or other capital needs.
(3)

As of December 31, 2012, the Company’s expected cash payments on unrecognized tax benefits, including interest and penalties, were $107.1 million. We are unable to reasonably estimate the timing of uncertain tax liabilities and interest payments in individual periods beyond twelve months due to uncertainties in the timing of the effective settlement of tax positions.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition. We derive our revenue from the sale of our products, services and technology. We recognize revenue from product sales upon transfer of title of the product or performance of services. Transfer of title generally occurs upon shipment to the customer. We generally ship to our customers FOB shipping point. Concurrently, we record provisions for warranty, returns, and installation based on historical experience and anticipated product performance. Revenue is not recognized at the time of shipment of products in situations where risks and rewards of ownership are transferred to the customer at a point other than upon shipment to the customer due to the shipping terms, the existence of an acceptance clause, the achievement of milestones, or certain return or cancellation privileges. Revenue is recognized according to the shipping terms, at the time of customer acceptance, the lapse of acceptance provisions or cancellation privileges, or achievement of milestones. Service revenue is recognized over the period services are performed. If our shipping policies or sales terms were to change, materially different reported results could occur. In cases where customers order and pay for products and request that we store a portion of their order for them at our cost, we record any material up-front payments as deferred revenue in current or long-term liabilities, depending on the length of the customer prepayment, in the Consolidated Balance Sheets and recognize revenue upon shipment of the product to the customer. For instruments where installation is determined to be a separate earnings process, the portion of the sales price allocable to the fair value of the installation is deferred and recognized when installation is complete. We determine the fair value of the installation process based on technician labor billing rates, the expected number of hours to install the instrument based on historical experience, and amounts charged by third-parties. We continually monitor the level of effort required for the installation of our instruments to ensure that appropriate fair values have been determined. Deferred revenue, which includes customer prepayments and unearned service revenue, totaled $147.9 million at December 31, 2012.

We also enter into arrangements whereby revenues are derived from multiple deliverables. In these arrangements, the Company records revenue as separate elements if the delivered items have value to the customer on a standalone basis, and if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered items is considered probable and substantially in the seller’s control. Our revenue arrangements generally do not include a general right of return related to the delivered products. Arrangement consideration should be allocated at the inception of the arrangement to all deliverables using the relative selling price method based on a three-tier hierarchy. The relative selling price method requires that the allocation of arrangement consideration for each deliverable should be based on vendor-specific objective evidence (VSOE) of fair value, which represents the price charged for a deliverable when it is sold separately or for a deliverable not yet being sold separately, the price established by management having the relevant authority. When VSOE of fair value is not available, third-party evidence (TPE) of fair value is acceptable, or a best estimate of selling price if VSOE and TPE are not available. A best estimate of selling price should be consistent with the objective of determining the price at which we would transact if the deliverable were sold regularly on a standalone basis and also take into account market conditions and company specific factors. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s estimated selling price. Applicable revenue recognition criteria are also considered separately for separate units of accounting. Revenues from multiple-element arrangements involving license fees, up-front payments and milestone payments received and/or billable in connection with other rights and services that represent our continuing obligations, are deferred until all applicable revenue recognition criteria are met for each separable element. Contract interpretation is normally required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and if so, how the price should be allocated among the multiple-elements, when to begin to recognize revenue for each element, and the period over which revenue should be recognized.

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

Since we are not able to forecast product sales by licensees, royalty payments that are based on product sales by the licensees are not determinable until the licensee has completed their computation of the royalties due and/or remitted their cash payment to us. In addition, we recognize up-front nonrefundable license fees when payments become due under contractual agreement, unless we have specific continuing performance obligations requiring deferral of all or a portion of these fees. If it cannot be concluded that a licensee fee is fixed or determinable at the outset of an arrangement, revenue is recognized as payments from third-parties become due. Should information on licensee product sales become available so as to enable us to recognize royalty revenue on an accrual basis, materially different revenues and results of operations could occur. Royalty revenue totaled $110.5 million, $121.8 million and $130.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Revenue recorded under proportional performance for projects in process is designed to approximate the amount of revenue earned based on the percentage of performance completed within the scope of the contractual arrangement. We undertake a review of these arrangements to determine the percentage of the work that has completed and the appropriate amount of revenue to recognize.

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

Use of Estimates. Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, or GAAP. In preparing these statements, we are required to use estimates and assumptions. While we believe we have considered all available information, actual results could affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Estimates represent management’s best estimate given current economic conditions, and as a result, changes in economic conditions can materially alter actual results from management’s best estimates. We believe that, of the significant accounting policies discussed in Note 1 to our Consolidated Financial Statements, the following accounting policies require our most difficult, subjective or complex judgments:

➢

Allowance for doubtful accounts. We provide a reserve against our accounts receivables for estimated losses that may result from our customers’ inability to pay. We determine the amount of the reserve by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers’ country or industry, historical losses and our customers’ credit-worthiness. Amounts later determined and specifically identified by management to be uncollectible are charged or written off against this reserve. To minimize the likelihood of uncollectability, customers’ credit-worthiness is reviewed periodically based on external credit reporting services and our experience with the account and adjusted accordingly. Should a customer’s account become past due, we generally place a hold on the account and discontinue further shipments to that customer, minimizing further risk of loss. Bad debt expense is recorded as necessary to maintain an appropriate level of allowance for doubtful accounts. Additionally, our policy is to fully reserve for all accounts with aged balances greater than one year, with certain exceptions determined necessary by management. The likelihood of a material loss on an uncollectible account would be mainly dependent on deterioration in the financial condition of that customer or in the overall economic conditions in a particular country or environment. Reserves are fully provided for all expected or probable losses of this nature. Gross trade accounts receivables totaled $711.6 million and the allowance for doubtful accounts was $14.3 million at December 31, 2012. Historically, the Company’s reserves have been adequate to cover losses.

➢

Inventory adjustments. Inventories are stated at lower of cost or market. We review the components of our inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. The Company generally fully reserves for stock levels in excess of one year’s expected usage with certain exceptions deemed necessary by management. For those inventories less susceptible to obsolescence, the Company provides reserves for an estimation of spoilage of materials or specific to the inventory as determined by management. In the event a lower of cost or market issue arises, the Company will reserve for the value of the inventory in excess of current replacement cost. The likelihood of any material inventory write-down is dependent on customer demand, competitive conditions or new product introductions by us or our competitors that vary from our current expectations. Gross inventory totaled

$492.5 million and the allowance for excess and obsolete and price impairment was $89.0 million at December 31, 2012. Historically, the Company’s reserve has been adequate to cover its losses.

➢

Valuation of goodwill. We are required to perform a review for impairment of goodwill in accordance with ASC Topic 350, Intangible — Goodwill and Other. The Company performs its goodwill impairment analysis at the reporting unit level, which aligns with the Company’s business group reporting structure. Goodwill is considered to be impaired if we determine that the carrying value of the reporting unit exceeds its fair value. In addition to the annual review, an interim review is required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include:

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

Assessing the impairment of goodwill requires us to make assumptions and judgments regarding the fair value of the net assets of our reporting units. Since our reporting units share the majority of our assets and liabilities, we must make assumptions and estimates in allocating the carrying value as well as the fair value of net assets to each reporting unit. Additionally, the reporting units share the Company’s support functions, including finance, human resources, legal, information technology, and corporate marketing, which requires assumptions, and estimates in allocating related expenses. Changes in the assumptions for the balance sheet and expenses are considered in the analysis, and the Company performs an internal sensitivity analysis to further support the Company’s assessment.

In accordance with our policy, we completed our most recent annual evaluation for impairment of goodwill as of October 1, 2012 and determined that no goodwill impairment existed. In this analysis, it was determined that no reporting unit of the Company was at risk of impairment when assessing the unit’s fair value compared to its carrying value. During the year ended December 31, 2012, the Company realigned its reporting units to match the Company’s business group reporting structure, which resulted in the realignment of goodwill prior to the current annual evaluation for impairment of goodwill. Realignment of goodwill among reporting units did not impact the results of the current or historical analysis, nor were there any indicators of impairment associated with the reporting unit realignment. Our evaluation included management estimates of cash flow projections based on internal future projections. Key assumptions from these projections included revenue growth and future gross and operating margin growth. The Company also makes key assumptions related to its weighted cost of capital and terminal growth rates. The revenue and margin growth was based on increased sales of new and existing products as we expect to maintain our investment in research and development, the effect and growth from business acquisitions already consummated and lower selling, general and administrative expenses as a percentage of revenue. Additional value creators assumed included increased efficiencies from capital spending. The resulting cash flows were discounted using a weighted average cost of capital. Operating mechanisms to ensure that these growth and efficiency assumptions will ultimately be realized were also considered in our evaluation. Our market capitalization at October 1, 2012 was also compared to the discounted cash flow analysis. No indicators of impairments were noted through December 31, 2012 and consequently, no impairment charge has been recorded during the year.

We cannot guarantee our future annual or other periodic reviews for impairment of goodwill will not result in an impairment charge. Goodwill totaled $4,503.4 million at December 31, 2012.

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

At December 31, 2012, the net book value of identifiable intangible assets that are subject to amortization totaled $1,456.0 million, the carrying value of identifiable intangible assets with indefinite lives totaled $69.9 million and the net book value of property, plant and equipment totaled $844.7 million.

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

The accounting for changes in fair value of a derivative instrument depends on the nature of the derivative and whether the derivative qualifies as a hedging instrument in accordance with ASC Topic 815, Derivatives and Hedging. During the periods outstanding, those hedging instruments that qualify for hedge accounting are included as an adjustment to revenue or interest expense, depending upon the underlying transactions the Company is hedging for. Those hedges that do not qualify for hedge accounting are included in non-operating income. Materially different reported results would be likely if volatility of the markets was different, or the Company’s forecasted transactions were significantly different from actual.

➢

Allocation of purchase price to acquired assets and liabilities in business combinations. The cost of an acquired business is assigned to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values at the date of acquisition. We assess fair value, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, using a variety of methods including an income approach or a cost approach such as the estimation of current selling prices and replacement values. Fair value of the assets acquired and liabilities assumed, including intangible assets, in-process research and development (IPR&D), and contingent payments, are measured based on the assumptions and estimations with regards to the variable factors such as the amount and timing of future cash flows for the asset or liability being measured, appropriate risk-adjusted discount rates, nonperformance risk, or other factors that market participants would consider. Upon acquisition, we determine the estimated economic lives of the acquired intangible assets for amortization purposes, which are based on the underlying expected cash flows of such assets. Adjustments to inventory are based on the fair market value of inventory and amortized into income based on the period in which the underlying inventory is sold. Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Actual results may vary from projected results and assumptions used in the fair value assessments.

➢

Benefit and pension plans. We sponsor and manage several pension plans and postretirement health plans for employees and former employees, and nonqualified supplemental benefit plans for select domestic and foreign employees. A majority of the Company’s current employees do not participate in these plans. Accounting and reporting for the pension plans and postretirement health plans requires the use of assumptions for discount rates, expected returns on plan assets and rates of compensation increase that are used by our actuaries to determine our liabilities and annual expenses for these plans in addition to the value of the plan assets included in our Consolidated Balance Sheets. During the year ended December 31, 2012, the weighted average discount rates we used to determine the benefit obligation were 3.80%, 4.08%, and 2.85% for domestic pension plans, foreign pension plans, and postretirement health plans, respectively. The discount rates we used to determine the net periodic pension cost were 4.60%, 4.46%, and 4.15% for domestic pension plans, foreign pension plans, and postretirement health plans, respectively. The long-term rates of expected return on plan assets were 4.60% to 7.50%, 4.30%, and 7.50% for domestic pension plans, foreign pension plans, and postretirement health plans, respectively. Our actuaries also rely on assumptions, such as mortality rates, in preparing their estimates for us. The liabilities for the pension plans and postretirement plans are generally determined using the unit credit method, which is to expense each participant’s benefit under the plan as they accrue. The discount rate is derived by the yield curve and consists of spot interest rates at half year increments for each of the next 30 years based on pricing and yield information for high quality corporate bonds, private placement bonds that are traded in reliance with Rule 144A of the Securities Act of 1933 and are at least two years from the date of issuance, bonds with make-whole provisions, and bonds issued by foreign corporations that are denominated in United States dollars. The Company determines the best-fit regression curve to the bond data, and converts this coupon yield curve to a spot yield curve, using techniques that assume no arbitrage opportunities. The Company matches the pension cash flow to the spot rates to determine a single equivalent discount rate. The rate of expected return on plan assets is calculated with an expected weighted average rate of earnings on the funds that is a blended rate of historical returns and forward-looking capital market assumptions over the next 20 years adjusted by taking into account the benefits of diversification and rebalancing of the funds.

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

➢

Income taxes. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of intercompany arrangements to share revenue and costs. There are uncertainties in such arrangements regarding the amount and manner of such sharing that could ultimately result in changes when the arrangements are reviewed by taxing authorities. Although we believe that our approach to determining the amount of such arrangements is reasonable, the final resolution of these matters could be materially different than reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provisions or benefits in the period in which such determination is made.

Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The likelihood of a material change in our expected realization of these assets depends on our ability to generate sufficient future taxable income of the proper character and in the necessary jurisdictions. Our ability to generate enough taxable income to utilize our deferred tax assets depends on many factors, among which are our ability to deduct tax operating loss and capital loss carryforwards against future taxable income, the effectiveness of our tax planning strategies, reversing deferred tax liabilities, and any significant changes in the tax treatment received on our business combinations. We believe that our deferred tax assets, net of our valuation allowance, should be realizable due to our estimate of future profitability in the United States and foreign jurisdictions, as applicable. Subsequent revisions to estimates of future taxable profits and losses and tax planning strategies could change the amount of the deferred tax asset we would be able to realize in the future, and therefore could increase or decrease the valuation allowance.

ASC Topic 740, Income Taxes defines the confidence level that a tax position must meet in order to be recognized in the financial statements. In accordance, we regularly assess uncertain tax positions in each of the tax jurisdictions that we have operations in and account for the related financial statement implications. Unrecognized tax benefits have been reported in accordance with ASC Topic 740, Income Taxes two-step approach under which the tax effect of a position is recognized only if it is “more-likely-than-not” to be sustained and the amount of the tax benefit recognized is equal to the largest tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement of the tax position. Determining the appropriate level of unrecognized tax benefits requires us to exercise judgment regarding the uncertain application of tax law. The amount of unrecognized tax benefits is adjusted when new information becomes available or when an event occurs indicating a change is appropriate. Future changes in required unrecognized tax benefits could have a material impact on our results of operations.

The Company continues to benefit from reduced tax rates in Singapore and Israel. Singapore’s taxing authority granted the Company pioneer company status that provides an incentive encouraging companies to undertake activities that have the effect of promoting economic or technological development in Singapore. This incentive equates to a tax exemption on earnings associated with most of the Company’s manufacturing activities and continues through December 31, 2021. The Company qualifies for an incentive tax benefit in Israel that provides for a reduced 3.5% tax rate on earnings from its subsidiary in Israel. This incentive has been granted for an indefinite period given minimum sales and investment levels are maintained. The impact of the tax holiday in Singapore decreased Singapore taxes by $14.6 million, $17.2 million and $21.2 million for years ended December 31, 2012, 2011 and 2010, respectively. The impact of the tax holiday in Israel decreased both taxes paid and income tax expense by $1.6 million, $1.7 million and $1.5 million for the years ended 2012, 2011 and 2010, respectively.

➢

Share-based compensation. We grant share-based awards to eligible employees and directors to purchase or receive shares of our common stock. In addition, we had qualified employee stock purchase plan in which eligible employees may elect to withhold up to 15% of their compensation to purchase shares of our common stock on a quarterly basis at a discounted price equal to 85% of the lower of the employee’s offering price or the closing price of the stock on the date of purchase. The benefits provided by these plans qualify as share-based compensation under the provisions of ASC Topic 718, Compensation—Stock Compensation, which requires us to recognize compensation expense based on their estimated fair values determined on the date of grant for all share-based awards granted, and the cumulative expense is adjusted by modified or cancelled shares subsequently. Effective October 31, 2012 the Company suspended the qualified employee stock purchase plan to all employees. No shares will be purchased under the Plan until it is reinstated.

For the year ended December 31, 2012, we recognized $22.2 million and $61.4 million of pre-tax compensation expense for employee stock options and purchase rights, and restricted stock units, respectively. At December 31, 2012, there was $19.5 million and $95.1 million remaining in unrecognized compensation cost related to employee stock options and restricted stock units, respectively, that are expected to be recognized over a weighted average period of 1.4 years and 2.6 years, respectively.

We estimate the fair value of share-based awards on the date of grant using the Black-Scholes option-pricing method (Black-Scholes method). The determination of fair value of share-based awards using an option-pricing model requires the use of certain estimates and assumptions that affect the reported amount of share-based compensation cost recognized in our Consolidated Statements of Operations. These include estimates of the expected term of share-based awards, expected volatility of our stock price, expected dividends and the risk-free interest rate. These estimates and assumptions are highly subjective and may result in materially different amounts should circumstances change and we employ different assumptions in our application of fair value assessment in future periods. The Company uses historical forfeiture rate trends as a basis for estimating pre-vesting forfeitures. Should there be a material shift in employee vesting trends, there could be a material change in actual forfeiture experience. During 2011, the Company made a cumulative adjustment of $4.2 million to restricted stock unit compensation expense as result of applying an adjusted forfeit estimate on such awards. Previously, the Company did not apply a forfeiture rate on restricted stock units as historical grants were granted primarily to executives and directors with minimal forfeiture activity, thus the Company’s history of restricted stock unit pre-vesting forfeitures was minimal. The Company has applied the estimated forfeiture rates during 2012.

For share-based awards issued during the year ended December 31, 2012, we estimated the expected term by considering various factors including the vesting period of options granted, employees’ historical exercise and post-employment termination behavior and aggregation by homogeneous employee groups. Our estimated volatility was derived using a combination of our historical stock price volatility and the implied volatility of market-traded options of our common stock with terms of up to approximately two years. Our decision to use a combination of historical and implied volatility was based upon the availability of actively traded options of our common stock and our assessment that such a combination was more representative of future expected stock price trends. We have never declared or paid any cash dividends on our common stock and currently do not anticipate paying such cash dividends. We currently anticipate that we will retain all of our future earnings for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, financial covenants, tax laws and other factors as the Board of Directors, in its discretion, deems relevant. The risk-free interest rate is based upon United States Treasury securities with remaining terms similar to the expected term of the share-based awards.

➢

Litigation reserves. Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in the Consolidated Balance Sheets. The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the favorable or unfavorable outcome of the particular litigation. Both the amount and range of loss on pending litigation is uncertain until a verdict or settlement is reached. As such, we are unable to make a reasonable estimate of the liability that could result from unfavorable outcomes in litigation. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

Segment Information. The Company determined, in accordance with The Financial Accounting Standards Board (FASB) Accounting Standards Codification, or ASC Topic 280, Segment Reporting, to operate as one operating segment. The Company’s Chief Operating Decision Maker (CODM) reviews revenue at the business group level and manufacturing, operating income and expenses, and net income at the Company wide level to allocate resources and assess the Company’s overall performance. The Company’s business groups share common, centralized support functions, including finance, human resources, legal, information technology, and corporate marketing, all of which report directly to the CODM. Accordingly, decisions regarding the Company’s overall operating performance and allocation of Company resources are assessed on a consolidated basis. We believe it is appropriate to operate as one reporting segment. The Company has disclosed the revenues for each of its business groups to allow the reader of the financial statements the ability to gain some transparency into the operations of the Company.

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

Changes in foreign currency exchange rates can affect our reported results of operations, which are reported in United States dollars. Based on the foreign currency rate in effect at the time of the translation of our foreign operations into United States dollars, reported results could be different from prior periods even if the same amount and mix of our products were sold at the same local prices during the two periods. This will affect our reported results of operations and also makes the comparison of our business performance in two periods more difficult. For example, our revenues for the year ended December 31, 2012 were approximately $3,798.5 million using applicable foreign currency exchange rates for that period. However, applying the foreign currency exchange rates in effect during the year ended December 31, 2011 to our revenues generated by foreign subsidiaries whose functional currencies differ from the United States dollars for the year ended December 31, 2012 would result in approximately $24.4 million more revenue for that period. These changes in currency exchange rates have affected and will continue to affect, our reported results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities.

Foreign Currency Transactions

We have operations through legal entities in Europe, Asia-Pacific and the Americas. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. As of December 31, 2012, the Company had $457.1 million of accounts receivable and $29.2 million of accounts payable, respectively, denominated in a foreign currency related to third party transactions. These accounts receivables and payables are denominated either in the functional currency of the legal entity or in a currency that differs from the functional currency of the legal entity owning the receivable or payable. The Company’s intercompany foreign currency receivables and payables are primarily concentrated in the euro, British pound, and Japanese yen.

For those third party and intercompany receivables and payables denominated in a currency that differs from the functional currency of the legal entity, the Company hedges such transactions to prevent financial statement risk. At December 31, 2012 the Company had a notional principal amount of $987.0 million in foreign currency forward contracts outstanding, predominantly to hedge currency risk on specific third party and intercompany receivables and payables denominated in a currency that differs from the legal entity’s functional currency. Such outstanding foreign currency forward contracts which settle in January 2013 through May 2013, effectively fix the exchange rate at which these specific receivables and payables will be settled, so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying receivables and payables. At December 31, 2012, the Company does not expect there will be a significant impact from unhedged foreign currency intercompany transactions. As a result, a movement in foreign currency rates would not be expected to have a material financial statement impact on the settlement of these outstanding third party and intercompany receivables and payables.

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

Both realized and unrealized gains and losses on the value of the third party and intercompany receivables and payables were included in other income (expense) in the Consolidated Statements of Operations. Net currency exchange gains (losses) recognized on business transactions, net of hedging transactions, were $(2.5) million, $(8.3) million and $0.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. These gains and losses arise from the timing of cash collections compared to the hedged transactions, which can vary based on timing of actual customer payments and intercompany settlements.

Refer to Note 11 of the Consolidated Financial Statements, “Fair Value of Financial Instruments” for more information on the Company’s hedging programs.

Cash Flow Hedges

The ultimate United States dollar value of future foreign currency sales generated by our reporting units is subject to fluctuations in foreign currency exchange rates. The Company used foreign currency forward contracts to mitigate foreign currency risk on forecasted foreign currency sales during the years ended December 31, 2011 and 2010 to limit the exposure from changes in currency exchange rates. No such contracts were used during the year ended December 31, 2012. The change in fair value prior to their maturity was accounted for as cash flow hedges, and recorded in other comprehensive income, net of tax, in the Consolidated Balance Sheets according to ASC Topic 815, Derivatives and Hedging. To the extent any portion of the forward contracts was determined to not be an effective hedge, the increase or decrease in value prior to the maturity was recorded in other income or expense in the Consolidated Statements of Operations. The fair value of foreign currency forward contracts was reported in other current assets or other current liabilities in the Consolidated Balance Sheet while outstanding and as appropriate. The Company reclassified deferred gains or losses reported in accumulated other comprehensive income into revenue when the underlying foreign currency sales occurred and were recognized in consolidated earnings. The Company used an inventory turnover ratio for each international operating unit to align the timing of a hedged item and a hedging instrument to impact the Consolidated Statements of Operations during the same reporting period.

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

Interest Rates

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The fair value of our cash equivalents, marketable securities, short-term investments, and derivatives is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness or our own credit risk. The Company uses credit default swap spread to derive risk-adjusted discount rate to measure the fair value of some of our financial instruments. At December 31, 2012, we had $276.4 million in cash, cash equivalents, restricted cash and short-term investments, all of which approximated the fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of these assets at December 31, 2012, as the assets consisted of highly liquid securities with short-term maturities. The Company accounts for the $26.7 million of its long-term investments under the cost method and due to the nature of these investments, mainly non-public and early stage companies, the Company believes calculating a fair value thereon not to be practicable. Thus, changes in market interest rates would not be expected to have an impact on these investments. Refer to Note 11 of the Consolidated Financial Statements, “Fair Value of Financial Instruments”.

As of December 31, 2012, the Company had a carrying value of $2,296.1 million in debt with fixed interest rates, thus, the variability in market interest rates would not be expected to have a material impact on our scheduled interest payments. The Company will continuously assess the most appropriate method of financing the Company’s short and long term operations.

Fair Value Measurements

ASC Topic 820, Fair Value Measurements and Disclosures requires certain financial and non-financial assets and liabilities to be measured at fair value using a three tiered approach. There were zero and $44.3 million of assets and liabilities, respectively, for which the Company used level 3, or significant unobservable inputs, to measure fair value at December 31, 2012. During 2012, the Company settled $287.3 million of contingent consideration liabilities, of which $282.2 million related to the Ion Torrent milestone payment in January 2012 and transferred $45.4 million of contingent consideration liabilities into level 3 fair value measurements. Using level 3 estimates, the Company also recorded an increase of $1.4 million to cost of revenues during 2012 based on a revised probability of achievement of milestones. For further discussion on the Company’s fair value measurements and valuation methodologies, refer to Note 11 of the Consolidated Financial Statements, “Fair Value of Financial Instruments”.

For information related to fair value measurements used in pension and postretirement plans, refer to Note 9 of the Consolidated Financial Statements, “Employee Benefit Plans”.

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

See discussion under Market Risk in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To The Board of Directors and the Stockholders of Life Technologies Corporation:

We have audited the accompanying consolidated balance sheets of Life Technologies Corporation as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Life Technologies Corporation at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Life Technologies Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Diego, California

February 27, 2013

LIFE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$255,547	$838,762
Short-term investments	5,726	26,559
Restricted cash	15,096	16,673
Trade accounts receivable, net of allowance for doubtful accounts of $14,336 and $10,200, respectively	697,228	636,998
Inventories, net	403,488	377,866
Deferred income tax assets	105,422	40,079
Prepaid expenses and other current assets	142,732	156,680

Total current assets	1,625,239	2,093,617

Long-term investments	26,677	24,996
Property and equipment, net	844,692	833,678
Goodwill	4,503,392	4,366,584
Intangible assets, net	1,525,823	1,746,701
Deferred income tax assets	23,008	28,805
Other assets	89,234	93,582

Total assets	$8,638,065	$9,187,963

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$253,214	$450,839
Short-term borrowings	100,000	—
Accounts payable	186,569	178,374
Deferred compensation and related benefits	194,489	201,689
Deferred revenues and reserves	114,558	113,048
Contingent consideration	16,738	283,098
Accrued expenses and other current liabilities	297,904	269,258
Accrued income taxes	28,879	—

Total current liabilities	1,192,351	1,496,306

Long-term debt	2,060,855	2,297,653
Pension liabilities	209,607	190,692
Deferred income tax liabilities	287,423	410,565
Income taxes payable	106,419	102,881
Other long-term obligations	127,947	90,640

Total liabilities	3,984,602	4,588,737

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.01 par value, 6,405,884 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value, 400,000,000 shares authorized; 218,741,855 and 211,652,864 shares issued, respectively	2,187	2,117
Additional paid-in-capital	5,731,568	5,441,061
Accumulated other comprehensive income	59,070	64,656
Retained earnings	1,341,846	910,991
Less cost of treasury stock; 47,503,208 shares and 33,100,712 shares, respectively	(2,481,990)	(1,819,599)

Total Life Technologies stockholders’ equity	4,652,681	4,599,226
Noncontrolling interest	782	—
Total equity	4,653,463	4,599,226

Total liabilities and equity	$8,638,065	$9,187,963

See accompanying notes for additional information.

LIFE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Years Ended December 31,
	2012	2011	2010
Revenues	$3,798,510	$3,775,672	$3,588,094
Cost of revenues	1,372,277	1,356,967	1,188,199
Purchased intangibles amortization	291,756	308,728	293,754

Gross profit	2,134,477	2,109,977	2,106,141

Operating expenses:
Selling, general and administrative	1,054,616	1,008,973	1,023,179
Research and development	341,892	377,924	375,465
Purchased in-process research and development	—	—	1,650
Business consolidation costs	72,732	75,324	93,450

Total operating expenses	1,469,240	1,462,221	1,493,744

Operating income	665,237	647,756	612,397

Other income (expense):
Interest income	2,401	3,932	4,266
Interest expense	(123,915)	(162,073)	(152,322)
Loss on early extinguishment of debt	—	—	(54,185)
Gain on divestiture of equity investments	—	—	37,260
Other expense, net	(11,898)	(10,913)	(5,864)

Total other expense, net	(133,412)	(169,054)	(170,845)

Income before provision for income taxes	531,825	478,702	441,552
Income tax provision	(101,376)	(100,868)	(63,694)

Net income	430,449	377,834	377,858
Net loss attributable to noncontrolling interests	406	658	437

Net income attributable to Life Technologies	$430,855	$378,492	$378,295

Earnings per common share attributable to Life Technologies stockholders:
Basic	$2.45	$2.11	$2.06
Diluted	$2.40	$2.05	$1.99
Weighted average shares used in per share calculations:
Basic	175,831	179,390	183,398
Diluted	179,365	185,595	190,591

See accompanying notes for additional information.

LIFE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Years Ended December 31,
	2012	2011	2010
Net Income	$430,449	$377,834	$377,858

Other comprehensive income (loss), net of tax:
Pension plans
Actuarial loss	(26,413)	(47,704)	(11,615)
Prior service cost	3,031	—	2,296
Amortization or settlement recognition of net loss (credit)	4,040	2,189	(1,552)
Amortization of prior service credit	(1,154)	(1,128)	(472)

Total pension plans	(20,496)	(46,643)	(11,343)

Realized (gain) loss on cash flow hedges, reclassed into earnings	(366)	39,662	(9,880)
Unrealized loss on cash flow hedges	—	(13,856)	(5,538)
Translation adjustments	15,280	(10,834)	73,133

Other comprehensive income (loss), net of tax	(5,582)	(31,671)	46,372

Comprehensive income, net of tax	424,867	346,163	424,230

Comprehensive (income) loss attributable to noncontrolling interest
Translation adjustments attributable to noncontrolling interest	(4)	(285)	(1,728)
Net loss attributable to noncontrolling interest	406	658	437

Less: comprehensive (income) loss attributable to noncontrolling interest	402	373	(1,291)

Comprehensive income attributable to Life Technologies stockholders	$425,269	$346,536	$422,939

LIFE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in- Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Total Life Tech. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2009	196,297	$1,963	$4,784,786	$51,968	$154,204	(16,214)	$(966,253)	$4,026,668	$—	$4,026,668

Net Income (loss)	—	—	—	—	378,295	—	—	378,295	(437)	377,858
Other comprehensive income	—	—	—	44,644	—	—	—	44,644	1,728	46,372
Common stock issuances for business combination	3,374	34	159,320	—	—	—	—	159,354	35,177	194,531
Purchase of subsidiaries shares	—	—	(5,393)	—	—	—	—	(5,393)	(32,515)	(37,908)
Common stock issuances under employee stock plans	4,428	44	131,933	—	—	(3)	(109)	131,868	—	131,868
Tax benefit of employee stock plans	—	—	29,763	—	—	—	—	29,763	—	29,763
Common stock issuances for convertible debt	2,403	24	43,409	—	—	—	—	43,433	—	43,433
Purchase of treasury shares	—	—	—	—	—	(8,442)	(436,629)	(436,629)	—	(436,629)
Issuance of restricted shares, net of shares repurchased for minimum tax liability	742	7	(8)	—	—	(333)	(16,975)	(16,976)	—	(16,976)
Amortization of stock-based compensation	—	—	79,049	—	—	—	—	79,049	—	79,049

Balance at December 31, 2010	207,244	$2,072	$5,222,859	$96,612	$532,499	(24,992)	$(1,419,966)	$4,434,076	$3,953	$4,438,029

Net Income (loss)	—	—	—	—	378,492	—	—	378,492	(658)	377,834
Other comprehensive income	—	—	—	(31,956)	—	—	—	(31,956)	285	(31,671)
Common stock issuances for business combination	—	—	(28)	—	—	—	—	(28)	—	(28)
Purchase of subsidiaries shares	—	—	(1,128)	—	—	—	—	(1,128)	(3,580)	(4,708)
Common stock issuances under employee stock plans	3,340	34	109,608	—	—	(1)	(28)	109,614	—	109,614
Tax benefit of employee stock plans	—	—	12,266	—	—	—	—	12,266	—	12,266
Common stock issuances for convertible debt	442	5	9,014	—	—	—	—	9,019	—	9,019
Purchase of treasury shares	—	—	—	—	—	(7,912)	(386,377)	(386,377)	—	(386,377)
Issuance of restricted shares, net of shares repurchased for minimum tax liability	514	5	(5)	—	—	(195)	(7,451)	(7,451)	—	(7,451)
Issuance of deferred stock	113	1	11,507	—	—	(1)	(5,777)	5,731	—	5,731
Amortization of stock-based compensation	—	—	76,968	—	—	—	—	76,968	—	76,968

Balance at December 31, 2011	211,653	$2,117	$5,441,061	$64,656	$910,991	(33,101)	$(1,819,599)	$4,599,226	$—	$4,599,226

Net Income (loss)	—	—	—	—	430,855	—	—	430,855	(406)	430,449
Other comprehensive income	—	—	—	(5,586)	—	—	—	(5,586)	4	(5,582)
Common stock issuances for business combination	2,746	27	107,526	—	—	—	—	107,553	—	107,553
Contribution from noncontrolling interest	—	—	—	—	—	—	—	—	1,184	1,184
Common stock issuances under employee stock plans	2,791	27	82,492	—	—	—	(11)	82,508	—	82,508
Tax benefit of employee stock plans	—	—	13,921	—	—	—	—	13,921	—	13,921
Common stock issuances for convertible debt	—	—	(327)	—	—	—	—	(327)	—	(327)
Purchase of treasury shares	—	—	—	—	—	(13,837)	(634,996)	(634,996)	—	(634,996)
Issuance of restricted shares, net of shares repurchased for minimum tax liability	1,551	16	(16)	—	—	(565)	(27,378)	(27,378)	—	(27,378)
Issuance of deferred stock	1	—	2,438	—	—	—	(6)	2,432	—	2,432
Amortization of stock-based compensation	—	—	84,473	—	—	—	—	84,473	—	84,473

Balance at December 31, 2012	218,742	$2,187	$5,731,568	$59,070	$1,341,846	(47,503)	$(2,481,990)	$4,652,681	$782	$4,653,463

See accompanying notes for additional information.

LIFE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$430,449	$377,834	$377,858
Adjustments to reconcile net income to net cash provided by operating activities, including effects of businesses acquired and divested:
Depreciation	126,005	123,578	122,978
Amortization of intangible assets	302,888	313,948	299,616
Amortization of deferred debt issuance costs	7,948	6,860	62,972
Amortization of inventory fair market value adjustments	1,508	529	940
Amortization of deferred revenue fair market value adjustment	1,295	2,881	7,015
Share-based compensation expense	84,473	76,968	79,049
Incremental tax benefits from stock options exercised	(15,903)	(12,971)	(21,053)
Deferred income taxes	(184,079)	(108,956)	(107,067)
Loss on disposal of assets	8,280	3,827	4,351
Gain on sale of equity investment	—	—	(37,260)
Purchase of in-process research and development	—	—	1,650
Debt discount amortization and other non-cash interest expense	2,461	45,400	38,035
Other non-cash adjustments	9,301	6,196	11,442
Changes in operating assets and liabilities:
Trade accounts receivable	(61,609)	(59,825)	(57,334)
Inventories	(21,891)	(58,527)	(21,456)
Prepaid expenses and other current assets	22,199	3,119	(14,281)
Other assets	(612)	26,015	(4,862)
Accounts payable	5,857	(2,584)	(62,889)
Accrued expenses and other liabilities	(4,127)	27,203	(2,680)
Income taxes	33,685	32,677	36,946
Currency impact on intercompany settlements	29,864	4,963	25,119

Net cash provided by operating activities	777,992	809,135	739,089

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(10,226)	(13,842)	(26,733)
Proceeds from sale of investments	25,513	3,414	2,071
Net cash paid for business combinations	(148,997)	(28)	(343,387)
Net cash paid for asset purchases	(19,377)	(2,771)	(6,450)
Net cash received (paid) for divestiture of equity investment	(10,136)	(39,364)	379,512
Purchases of property and equipment	(116,736)	(105,132)	(124,817)
Proceeds from sale of assets	486	5,839	—

Net cash used in investing activities	(279,473)	(151,884)	(119,804)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term obligations	(450,000)	(350,354)	(2,320,299)
Proceeds from long-term obligations	—	—	2,288,277
Principal payments on short-term obligations	(813,015)	—	(127,000)
Proceeds from short-term obligations	913,015	—	127,000
Cash paid for business combination milestones and noncontrolling interest acquisitions	(167,182)	(4,001)	(54,388)
Cash contribution from noncontrolling interest shareholders	1,184	—	—
Issuance cost payments on long-term obligations	(2,491)	(1,082)	(17,938)
Incremental tax benefits from stock options exercised	15,903	12,971	21,053
Proceeds from sale of common stock	84,596	111,265	131,346
Capital lease payments	(2,033)	(2,189)	(2,146)
Purchase of treasury stock	(662,391)	(393,878)	(453,713)

Net cash used in financing activities	(1,082,414)	(627,268)	(407,808)
Effect of exchange rate changes on cash	680	(4,790)	5,505

Net (decrease)/increase in cash and cash equivalents	(583,215)	25,193	216,982
Cash and cash equivalents, beginning of period	838,762	813,569	596,587

Cash and cash equivalents, end of period	$255,547	$838,762	$813,569

See accompanying notes for additional information.

LIFE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2012, 2011 AND 2010

1.	BUSINESS ACTIVITY, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND SIGNIFICANT ACCOUNTS

Business Activity

We are a global life sciences company dedicated to helping our customers make scientific discoveries and applying those discoveries to ultimately improve the quality of life. Our systems, reagents, and services enable scientific researchers to accelerate scientific exploration, driving life-enhancing discoveries and developments. Life Technologies’ customers do their work across the biological spectrum, advancing genomic medicine, regenerative science, molecular diagnostics, agricultural and environmental research and forensics.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Life Technologies Corporation and its majority owned or controlled subsidiaries, collectively referred to as Life Technologies (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation. When there is a portion of equity in an acquired subsidiary not attributable, directly or indirectly, to the parent, the Company records the fair value of the noncontrolling interests at the acquisition date and classifies the amounts attributable to noncontrolling interests separately in equity in the Company’s Consolidated Financial Statements. Any subsequent changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary are accounted for as equity transactions. For details on the noncontrolling interests, refer to the Consolidated Statements of Comprehensive Income and Stockholders’ Equity.

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

Reclassifications and Segment Information

In the first quarter of 2012, the Company modified its financial reporting into three business groups to better reflect its internal organization and end markets. These business groups are Research Consumables, Genetic Analysis, and Applied Sciences. The Company’s internal organization was previously structured around its technology platforms of Molecular Biology Systems, Genetic Systems and Cell Systems. The Company has reclassified the historically presented business group revenue to conform to the current year presentation. The reclassification had no impact on previously reported consolidated results of operations or financial position.

The Company determined, in accordance with The Financial Accounting Standards Board (FASB) Accounting Standards Codification, or ASC Topic 280, Segment Reporting, to operate as one operating segment. The Company’s Chief Operating Decision Maker (CODM) reviews revenue at the business group level and manufacturing, operating income and expenses, and net income at the Company wide level to allocate resources and assess the Company’s overall performance. The Company’s business groups share common, centralized support functions, including finance, human resources, legal, information technology, and corporate marketing, all of which report directly to the CODM. Accordingly, decisions regarding the Company’s overall operating performance and allocation of Company resources are assessed on a consolidated basis. We believe it is appropriate to operate as one reporting segment. The Company has disclosed the revenues for each of its business groups to allow the reader of the financial statements the ability to gain some transparency into the operations of the Company.

Concentrations of Risks

Approximately $692.8 million, $696.3 million and $712.3 million, or 18%, 18% and 20% of the Company’s revenues during the years ended December 31, 2012, 2011 and 2010, respectively, are derived from federal, university and/or research institutions whose resources may be funded by the United States Government either entirely, partially or have minimal to no funding at all. If there were to be a significant change in current research funding, there could be an adverse impact on the Company’s future revenues and results of operations however the Company believes that such adverse impact shall be less than significant at each customer or customer group level or in aggregate.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08, Testing Goodwill for Impairment, updating ASC Topic 350, Intangibles- Goodwill and Other. Under the amended ASC Topic 350, an entity has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount of the unit as a basis for determining if it is necessary to perform the two-step goodwill impairment test as required under ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If the entity concludes otherwise, it must proceed with the first step of the two-step impairment test. The update provides examples of events and circumstances an entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than the carrying value. These examples are not all-inclusive, and an entity may identify other relevant events or circumstances to consider in its assessment. Under this update, an entity is no longer permitted to carry forward its detailed calculation of a reporting unit’s fair value from a prior year as previously permitted. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of the guidance in fiscal year 2012 did not have an impact on the Company’s consolidated financial statements and is not expected to have an impact on the Company’s future operating results.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, updating ASC Topic 220, Comprehensive Income. Under the amended ASC Topic 220, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance eliminates the option to present other comprehensive income and its components in the Statement of Stockholders’ Equity. This guidance does not change the components that are recognized in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for the Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, updating ASC Topic 220, Comprehensive Income. This guidance defers changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The guidance in ASU 2011-05 and ASU 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15,

2011, and is to be applied retrospectively. The adoption of the guidance in fiscal year 2012 did not have an impact on the Company’s consolidated financial statements and is not expected to have an impact on the Company’s future operating results.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, updating ASC Topic 820, Fair Value Measurement. This guidance clarifies existing fair value guidance and expands disclosure requirements on, among other things, fair value measurements using Level 3 unobservable inputs. Level 3 unobservable inputs refer to prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity). This guidance requires disclosures of quantitative information about the inputs used in Level 3 valuations, the valuation process used, and the sensitivity of the fair value measurements to changes in unobservable inputs. Refer to Note 11 of the Consolidated Financial Statements, “Fair Value of Financial Instruments” for more description on fair value measurements using Level 3 unobservable inputs. This guidance is effective for interim and annual periods beginning after December 15, 2011, and is to be applied prospectively. The adoption of the guidance in fiscal year 2012 did not have an impact on the Company’s consolidated financial statements and is not expected to have an impact on the Company’s future operating results.

Revenue Recognition

We derive our revenue from the sale of our products, services and technology. We recognize revenue from product sales upon transfer of title of the product or performance of services. Transfer of title generally occurs upon shipment to the customer. We generally ship to our customers FOB shipping point. Concurrently, we record provisions for warranty, returns, and installation based on historical experience and anticipated product performance. Revenue is not recognized at the time of shipment of products in situations where risks and rewards of ownership are transferred to the customer at a point other than upon shipment to the customer due to the shipping terms, the existence of an acceptance clause, the achievement of milestones, or certain return or cancellation privileges. Revenue is recognized according to the shipping terms, at the time of customer acceptance, the lapse of acceptance provisions or cancellation privileges, or achievement of milestones. Service revenue is recognized over the period services are performed. If our shipping policies or sales terms were to change, materially different reported results could occur. In cases where customers order and pay for products and request that we store a portion of their order for them at our cost, we record any material up-front payments as deferred revenue in current or long-term liabilities, depending on the length of the customer prepayment, in the Consolidated Balance Sheets and recognize revenue upon shipment of the product to the customer. For instruments where installation is determined to be a separate earnings process, the portion of the sales price allocable to the fair value of the installation is deferred and recognized when installation is complete. We determine the fair value of the installation process based on technician labor billing rates, the expected number of hours to install the instrument based on historical experience, and amounts charged by third-parties. We continually monitor the level of effort required for the installation of our instruments to ensure that appropriate fair values have been determined. Deferred revenue, which includes customer prepayments and unearned service revenue, totaled $147.9 million at December 31, 2012.

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

We recognize royalty revenue, including upfront licensing fees, when the amounts are earned and determinable during the applicable period based on historical activity, and make revisions for actual royalties received in the following quarter. Materially different reported results would be likely if any of the estimated royalty revenue were significantly different from actual royalties received; however, historically, these revisions have not been material to our consolidated financial statements. For those arrangements where royalties cannot be reasonably estimated, we recognize revenue on the receipt of cash or royalty statements from our licensees. Since we are not able to forecast product sales by licensees, royalty payments that are based on product sales by the licensees are not determinable until the licensee has completed their computation of the royalties due and/or remitted their cash payment to us. In addition, we recognize up-front nonrefundable license fees when due under contractual agreement, unless we have specific continuing performance obligations requiring deferral of all or a portion of these fees. If it cannot be concluded that a licensee fee is fixed or determinable at the outset of an arrangement, revenue is recognized as payments from third-parties become due. Should information on licensee product sales become available so as to enable us to recognize royalty revenue on an accrual basis, materially different revenues and results of operations could occur. Royalty revenue totaled $110.5 million, $121.8 million and $130.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Revenue recorded under proportional performance for projects in process is designed to approximate the amount of revenue earned based on the percentage of performance completed within the scope of the contractual arrangement. We undertake a review of these arrangements to determine the percentage of the work that has completed and the appropriate amount of revenue to recognize.

Shipping and handling costs are included in costs of sales. Shipping and handling costs charged to customers are recorded as revenue in the period the related product sales revenue is recognized.

Restricted Cash and Related Liabilities

The Company had restricted cash of $15.1 million and $16.7 million at December 31, 2012 and 2011, respectively, which was held in Rabbi Trusts to supplement the payment of certain non-qualified pension plan liabilities. The funds are invested primarily in money market accounts. At December 31, 2012 and 2011, the Company had $20.6 million and $19.1 million, respectively, for certain non-qualified pension plan liabilities recognized in current liabilities and pension liabilities in our Consolidated Balance Sheets. Rabbi Trusts remain in place for the term of the non-qualified pension plan benefits payable or until the fund is depleted. The Rabbi Trust assets are subject to the claims of the Company’s creditors in the event of the Company’s insolvency. No further contributions are required to be made to the Rabbi Trusts as of December 31, 2012.

Accounts Receivable

The Company provides reserves against trade receivables for estimated losses that may result from a customers’ inability to pay. The amount is determined by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers’ country or industry, historical losses and customer credit-worthiness. Bad debt expense is recorded as necessary to maintain an appropriate level of allowance for doubtful accounts in selling, general and administrative expense. Additionally, our policy is to fully reserve for all accounts with aged balances greater than one year, with certain exceptions determined necessary by management. Amounts determined to be uncollectible are charged or written off against the reserve. The allowances for doubtful accounts were $14.3 million and $10.2 million at December 31, 2012 and 2011, respectively.

Inventories

Inventories are generally stated at lower of cost (first-in, first-out method) or market. Cost is determined principally on the standard cost method for manufactured goods that approximates cost on the first-in, first-out method. The Company reviews the components of its inventory on a regular basis for excess, obsolete and impaired inventory and makes appropriate dispositions as obsolete inventory is identified. Reserves for excess, obsolete and impaired inventory were $89.0 million and $88.7 million at December 31, 2012 and 2011, respectively. Inventories include material, labor and overhead costs in addition to purchase accounting adjustments to write-up acquired inventory to estimated selling prices less costs to complete, costs of disposal and a reasonable profit allowance.

Inventories consist of the following at December 31:

(in thousands)	2012	2011
Raw materials and components	$101,370	$105,628
Work in process (materials, labor and overhead)	96,725	93,738
Finished goods (materials, labor and overhead)	204,639	178,500
Adjustments to write up acquired finished goods to fair value	754	—

Total inventories, net	$403,488	$377,866

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at December 31:

(in thousands)	2012	2011
Hedge assets	$1,597	$21,340
Prepaid expenses	99,039	61,573
Other current assets	42,096	73,767

Total prepaid expenses and other current assets	$142,732	$156,680

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

Valuation of Long-Lived Assets and Intangibles

The Company reviews long-lived assets and intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We periodically evaluate the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of our long-lived assets. The criteria used for these evaluations include management’s estimate of the asset’s continuing ability to generate income from operations and positive cash flow in future periods as well as the strategic significance of any intangible asset in the Company’s business objectives. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets, which is determined by applicable market prices, when available. For intangible assets not subject to amortization, the Company assesses for impairment at least annually. There was no material impairment loss recognized for long-lived assets during the years ended December 31, 2012, 2011 and 2010.

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

Capitalized internal-use software costs include only those direct costs associated with the actual development or acquisition of computer software for internal use, including costs associated with the design, coding, installation and testing of the system. Costs associated with preliminary development, such as the evaluation and selection of alternatives, as well as training, maintenance and support are expensed as incurred. At December 31, 2012 and 2011 the Company had $129.0 million and $137.8 million in unamortized capitalized software costs, respectively. For the years ended December 31, 2012, 2011 and 2010, the Company amortized into expense $30.6 million, $27.0 million and $25.2 million, respectively, related to capitalized computer software costs.

Property and equipment consist of the following at December 31:

(in thousands)	Estimated Useful Life (in years)	2012	2011
Land	—	$139,889	$140,738
Building and improvements	1-50	479,194	449,124
Machinery and equipment	1-10	497,370	445,880
Internal use software	1-10	263,376	246,520
Construction in process	—	78,064	63,485

Total gross property and equipment		1,457,893	1,345,747
Accumulated depreciation and amortization		(613,201)	(512,069)

Total property and equipment, net		$844,692	$833,678

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated useful lives. Amortization expense related to intangible assets associated with product sales for the years ended December 31, 2012, 2011 and 2010 was $291.8 million, $308.7 million and $293.8 million, respectively. Acquired in-process research and development assets are accounted for as indefinite life intangible assets subject to annual impairment test, or earlier if an event or circumstance indicates that impairment may have occurred, until completion or abandonment of the acquired projects. Upon reaching the end of the relevant research and development project, the Company will amortize the acquired in-process research and development over its estimated useful life or expense the acquired in-process research and development should the research and development project be unsuccessful with no future alternative use. In connection with acquisitions, $1.7 million of the purchase price was allocated to in-process research and development and expensed in the Consolidated Statements of Operations for the year ended December 31, 2010 according to SFAS 141, Accounting for Business Combinations. In addition, the Company recorded $0.8 million of amortization expense in other income (expense) for the year ended December 31, 2010, in connection with the joint venture investment that was divested in January 2010.

Intangible assets consist of the following:

	December 31, 2012			December 31, 2011
(in thousands)	Weighted average life	Gross carrying amount	Accumulated amortization	Weighted average life	Gross carrying amount	Accumulated amortization
Amortized intangible assets:
Purchased technology	7 years	$1,270,012	$(1,003,531)	7 years	$1,239,574	$(909,246)
Purchased tradenames and trademarks	9 years	329,588	(184,272)	9 years	322,906	(150,840)
Purchased customer base	11 years	1,464,042	(544,736)	11 years	1,441,472	(424,039)
Other intellectual properties	6 years	375,164	(250,295)	6 years	336,312	(179,289)

		$3,438,806	$(1,982,834)		$3,340,264	$(1,663,414)

Intangible assets not subject to amortization:
Purchased tradenames		$7,451			$7,451
In-process research and development		62,400			62,400

Estimated amortization expense for amortizable intangible assets owned as of December 31, 2012 for each of the five succeeding fiscal years is as follows:

(in thousands)
Years Ending December 31,
2013	$295,755
2014	247,936
2015	227,763
2016	175,370
2017	160,268

Goodwill

Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. In accordance with ASC Topic 350, Intangibles—Goodwill and Other, goodwill is tested for impairment on an annual basis and earlier if there is an indicator of impairment. The Company performs its goodwill impairment tests annually during the fourth quarter of its fiscal year and earlier if an event or circumstance indicates that impairment has occurred. The Company utilized a discounted cash flow analysis to estimate the fair value of each reporting unit. The evaluation included management estimates of cash flow projections based on internal future projections. Key assumptions from these projections included revenue growth, future gross and operating margin growth, and the Company’s weighted cost of capital. The Company also used internal allocations of assets and liabilities and Company specific discount rates to determine the estimated value of each reporting unit. Based on this analysis, the Company determined that no impairment exists at October 1, 2012. No indicators of impairments were noted through December 31, 2012 and consequently, no impairment charge has been recorded during the year.

Changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 are as follows:

(in thousands)	Total
Balance at December 31, 2010	$4,372,073
Foreign currency translation	(6,751)
Other adjustments	1,262

Balance at December 31, 2011	$4,366,584
Goodwill acquired during the year	114,913
Foreign currency translation	22,779
Other adjustments	(884)

Balance at December 31, 2012	$4,503,392

Refer to Note 2 of the Consolidated Financial Statements, “Business Combinations and Divestitures” for further details on business acquisitions.

Accrued Expenses and Other Current Liabilities

Accrued Expenses and Other Current Liabilities consist of royalty accruals, hedge liabilities, product warranties, interest accruals, legal accruals and other current liabilities.

In February 2012, the Company received an unfavorable verdict in its litigation with Promega Corporation that resulted in charges to cost of revenues and a legal accrual of $52.0 million, which was recorded in the December 31, 2011 financial statements and remains recorded as a liability as of December 31, 2012. Although a federal judge reversed the verdict in September 2012, Promega responded to the judge’s decision by filing various motions for a new trial. The Company intends to vigorously challenge all motions for a new trial.

In November 2012, the Company received an unfavorable verdict in its litigation with Enzo Biochem, resulting in charges to cost of revenues and legal accruals totaling $60.9 million during the year ended December 31, 2012. The Company strongly disagrees with the verdict and intends to vigorously challenge it in the trial court and on appeal.

None of the other liabilities in Accrued Expenses and Other Current Liabilities was material at December 31, 2012 or 2011.

Research and Development Costs

Costs incurred in research and development activities are expensed as incurred. Research and development costs incurred for collaborations that generate revenue where there are specific product deliverables, and research and development services incurred for defined performances or other design specifications are recorded in cost of sales. During the years ended December 31, 2012, 2011 and 2010 research and development expenses were $341.9 million, $377.9 million and $375.5 million, respectively.

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

Computation of Earnings Per Share

Basic earnings per share was computed by dividing net income attributable to Life Technologies by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur from the following items:

•	Convertible senior notes where the effect of those securities is dilutive;
•	Dilutive contingently issuable shares from business combinations;
•	Dilutive stock options and restricted stock units;
•	Dilutive performance awards; and
•	Dilutive Employee Stock Purchase Plan (ESPP).

Computations for basic and diluted earnings per share for the years ending December 31, 2012, 2011 and 2010 are as follows:

(in thousands, except per share amounts)	Net Income (Numerator)	Shares (Denominator)	Amount
2012
Basic earnings per share:
Net income attributable to Life Technologies	$430,855	175,831	$2.45

Diluted earnings per share:
Dilutive stock options and restricted stock units	—	3,519
Employee Stock Purchase Plan	—	7
1 1/2% Convertible Senior Notes due 2024	12	8

Net income attributable to Life Technologies plus assumed conversions	$430,867	179,365	$2.40

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options and restricted stock units		3,644

2011
Basic earnings per share:
Net income attributable to Life Technologies	$378,492	179,390	$2.11

Diluted earnings per share:
Dilutive stock options and restricted stock units	—	4,229
Employee Stock Purchase Plan	—	13
Business combination contingently issuable shares	1,169	1,438
1 1/2% Convertible Senior Notes due 2024	131	250
3 1/4% Convertible Senior Notes due 2025	—	275

Net income attributable to Life Technologies plus assumed conversions	$379,792	185,595	$2.05

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options and restricted stock units		3,582

2010
Basic earnings per share:
Net income attributable to Life Technologies	$378,295	183,398	$2.06

Diluted earnings per share:
Dilutive stock options and restricted stock units	—	4,647
Employee Stock Purchase Plan	—	108
Dilutive performance awards	—	66
2% Convertible Senior Notes due 2023	44	2,109
1 1/2% Convertible Senior Notes due 2024	127	73
3 1/4% Convertible Senior Notes due 2025	—	190

Net income attributable to Life Technologies plus assumed conversions	$378,466	190,591	$1.99

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options and restricted stock units		3,396

Accumulated Other Comprehensive Income and Components of Other Comprehensive Income

Accumulated other comprehensive income includes unrealized gains and losses that are excluded from the Consolidated Statements of Operations. The unrealized gains and losses include foreign currency translation adjustments, cash flow hedge adjustments, and pension liability adjustments, net of tax.

Accumulated other comprehensive income, net of taxes, attributable to Life Technologies, consists of the following at December 31,

(in thousands)	2012	2011
Foreign currency translation adjustments	$162,263	$146,987
Cash flow hedge adjustments	1,594	1,960
Pension liability adjustments	(104,787)	(84,291)

Accumulated other comprehensive income attributable to Life Technologies	$59,070	$64,656

The components of other comprehensive income (loss) for the years ended December 31, 2012, 2011, and 2010 are as follows:

	Year ended December 31, 2012
(in thousands)	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Pension plans
Actuarial loss	$(37,311)	$10,898	$(26,413)
Prior service cost	4,825	(1,794)	3,031
Amortization or settlement recognition of net loss	6,280	(2,240)	4,040
Amortization of prior service credit	(1,838)	684	(1,154)

Total pension plans	(28,044)	7,548	(20,496)

Realized gain on cash flow hedges, reclassed into earnings	(583)	217	(366)
Translation adjustments	15,280	—	15,280

Other comprehensive loss	$(13,347)	$7,765	$(5,582)

	Year ended December 31, 2011
(in thousands)	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Pension plans
Actuarial loss	$(77,643)	$29,939	$(47,704)
Amortization or settlement recognition of net loss	3,560	(1,371)	2,189
Amortization of prior service credit	(1,837)	709	(1,128)

Total pension plans	(75,920)	29,277	(46,643)

Realized loss on cash flow hedges, reclassed into earnings	63,533	(23,871)	39,662
Unrealized loss on cash flow hedges	(19,462)	5,606	(13,856)
Translation adjustments .	(10,834)	—	(10,834)

Other comprehensive loss	$(42,683)	$11,012	$(31,671)

	Year ended December 31, 2010
(in thousands)	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Pension plans
Actuarial loss	$(14,972)	$3,357	$(11,615)
Prior service cost	2,959	(663)	2,296
Amortization or settlement recognition of net gain	(2,001)	449	(1,552)
Amortization of prior service credit	(607)	135	(472)

Total pension plans	(14,621)	3,278	(11,343)

Realized gain on cash flow hedges, reclassed into earnings	(15,751)	5,871	(9,880)
Unrealized loss on cash flow hedges	(11,837)	6,299	(5,538)
Translation adjustments	73,133	—	73,133

Other comprehensive income	$30,924	$15,448	$46,372

Ownership Interest in Subsidiaries

The effects of changes in the Company’s ownership interest in its subsidiaries during the years ended December 31, 2012 and 2011 are as follows:

(in thousands)	2012	2011
Net income attributable to Life Technologies	$430,855	$378,492
Decrease in Life Technologies’ paid-in capital for purchases of subsidiaries’ shares	—	(1,128)

Change from net income attributable to Life Technologies and transfers to noncontrolling interests	$430,855	$377,364

2. BUSINESS COMBINATIONS AND DIVESTITURES

Business Combinations

The Company completed acquisitions that were not individually or collectively considered material to the overall consolidated financial statements and the results of the Company’s operations. These acquisitions have been included in the consolidated financial statements from the respective dates of the acquisitions. The Company recognizes the assets acquired, liabilities assumed, and any non-controlling interest at fair value at the date of acquisition. Certain acquisitions, including that of Ion Torrent Systems Incorporated (Ion Torrent), contain contingent consideration arrangements that require the Company to assess the acquisition date fair value of the contingent consideration liabilities, which is recorded as part of the purchase consideration of the acquisition. The Company continuously assesses and adjusts the fair value of the contingent consideration liabilities, if necessary, until the settlement or expiration of the contingency occurs. The Company has included summary information around the Ion Torrent acquisition to supplement the Company’s Consolidated Financial Statements.

In October 2010, the Company acquired all of the outstanding equity of Ion Torrent for an upfront payment of $375.0 million, and time and technology-based milestones of $350.0 million, all paid in a combination of cash and the Company’s common stock. Under ASC Topic 805, Business Combinations, the Company was required to assess the fair value of contingent consideration at the date of acquisition and is required to continuously do so in our consolidated financial statements until full resolution or satisfaction of the contingent payments. As of the acquisition date and with regard to the accounting of the $350.0 million of time and technology-based milestones, (i) a milestone of $50.0 million was considered a financing arrangement and assessed at 100% probability of occurring, and (ii) a milestone of $300.0 million was fair-value assessed at $260.8 million;

determined by applying a weighted average probability on the achievement of the milestone developed during the valuation process, then deriving the present value of the outcome from the time at which the obligation is settled. Therefore, the entire $50.0 million was accrued at the date of acquisition, and the total purchase consideration was determined at that time to be $683.3 million, consisting of $263.2 million paid in cash, $159.3 million paid via the Company’s common stock, and $260.8 million as the fair value of contingent consideration.

The $50.0 million milestone was earned and paid in November 2010. Accordingly, in the aggregate in 2010, the Company delivered, in satisfaction of both the upfront payment and the $50.0 million milestone, 3.4 million shares of common stock, or the equivalent of $159.3 million at the time of delivery, and cash in the aggregate of $263.2 million.

Based on the present-value approach mentioned above, $7.7 million of the $300.0 million milestone consideration was ultimately considered an imputed finance charge, of which $1.5 million and $6.2 million was recorded in interest expense during the years ended December 31, 2010, and December 31, 2011, respectively. At December 31, 2011, the accrual of $262.3 million of contingent consideration for the $300.0 million milestone was included in “Contingent consideration” on the Consolidated Balance Sheet. During the year ended December, 31, 2011, the $300.0 million milestone was achieved and a fair value adjustment charge to contingent consideration liabilities of $13.7 million was recorded in research and development expense, commensurate with the nature of the contingent consideration. Furthermore, $17.8 million of such milestone was ultimately considered post-acquisition compensation expense due to certain sellers’ continuing employment relationships; therefore, the respective payment was accrued for in “deferred compensation” on the Consolidated Balance Sheet during the period earned. During January 2012, the Company paid the $300.0 million milestone with cash consideration of $192.4 million and approximately 2.7 million shares of the Company’s common stock or the equivalent of $107.6 million at the time of the settlement.

Refer to Note 6 and Note 11 of the Consolidated Financial Statements, “Commitments and Contingencies” and “Fair Value of Financial Instruments”, respectively, for additional information on the fair market valuation of the contingent consideration liabilities and subsequent adjustments.

Divestiture of Equity Investment

In January 2010, the Company completed the sale of its 50% ownership stake in the Applied Biosystems/MDS Analytical Technologies Instruments joint venture and selected assets and liabilities directly attributable to the joint venture for $428.1 million in cash, excluding transactions costs, and recorded a gain of $37.3 million in other income in Consolidated Statements of Operations for the year ended December 31, 2010.

Business Consolidation Costs

The Company incurs various costs related to business combination and integration activities. These activities include restructuring and integrating acquired entities, aligning acquired and existing operations through business transformation activities and costs associated with divesting entities. The Company recorded such expenses of $72.7 million, $75.3 million and $93.5 million in 2012, 2011 and 2010, respectively, during the periods the expenses were incurred.

3. GEOGRAPHIC INFORMATION AND REVENUE BY BUSINESS GROUPS

Information by geographic area

Information by geographic area for the years ended December 31, is as follows:

(in thousands)	2012	2011	2010
Product and service sales to unrelated customers located in(1):
Americas:
United States	$1,377,244	$1,380,903	$1,394,799
Other Americas	229,611	214,662	191,457

Total Americas	1,606,855	1,595,565	1,586,256

Europe	1,106,479	1,148,994	1,087,523
Asia Pacific	898,235	827,935	716,152
Other foreign	76,479	81,365	67,799

Total product and service revenue	3,688,048	3,653,859	3,457,730
Total other revenue	110,462	121,813	130,364

Total revenue	$3,798,510	$3,775,672	$3,588,094

Net long-lived assets located in(2):
Americas:
United States	$704,135	$700,091
Other Americas	3,138	2,699

Total Americas	707,273	702,790

Europe:
United Kingdom	50,263	49,146
Other Europe	38,703	39,632

Total Europe	88,966	88,778

Asia Pacific	45,585	38,966
Other foreign	2,868	3,144

Total net long-lived assets	$844,692	$833,678

(1)	Product and service revenues exclude royalties.

(2)	Net long-lived assets relate to the Company’s property, plant and equipment. The Company does not allocate other long-term assets by location.

Revenue by business groups

The Company operates our business under three business groups—Research Consumables, Genetic Analysis, and Applied Sciences. The Research Consumables business group includes our molecular and cell biology reagents, endpoint PCR and other benchtop instruments and consumables. The Genetic Analysis business group includes our capillary electrophoresis (also referred to as “CE”) instruments used for research applications and all CE consumables, real-time and digital qPCR instruments used in research applications and all qPCR consumables and genomic assays, as well as our next generation sequencing systems and reagents for the SOLiD® and Ion Torrent® systems. The Applied Sciences business group includes our BioProduction, forensics and animal health and food safety reagent kits, CE and qPCR instruments that are used in applied markets applications and our medical sciences business which includes our molecular diagnostics products and services and transplant diagnostics. For further information on our business groups and revenues, refer to the Results of Operations in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revenue by business groups for the years ended December 31, is as follows:

(in thousands)	2012	2011	2010
Research Consumables	$1,616,098	$1,596,508	$1,575,865
Genetic Analysis	1,462,905	1,456,966	1,374,470
Applied Sciences	718,473	673,533	633,444
Corporate and other	1,034	48,665	4,315

Total revenue	$3,798,510	$3,775,672	$3,588,094

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

Margins and fees are based on a rate table specified in the agreement and determined by the Company’s consolidated leverage ratio for the period. During the year ended December 31, 2012, the Company withdrew $913.0 million on the Revolving Credit Facility and repaid $813.0 million, for an outstanding balance of $100.0 million as of December 31, 2012. As of December 31, 2012, the Company has issued $10.1 million of letters of credit under the Revolving Credit Facility and accordingly, the remaining available credit is $639.9 million. The applicable borrowing rate was 1.46% at December 31, 2012.

At the same time the Company entered into the Revolving Credit Facility in February 2012, the Company extinguished the previously existing revolving credit facility of $500.0 million and as a result recognized a $3.7 million loss, recorded in interest expense, on unamortized deferred financing costs.

As of December 31, 2012 foreign subsidiaries in Japan, Mexico, India, and China had available bank lines of credit denominated in local currency to meet short-term working capital requirements. Each credit facility would bear interest at a fixed rate or a variable rate indexed to a local interbank offering rate or equivalent, should there be withdrawals. Under these lines of credit, the United States dollar equivalent of these facilities totaled $8.4 million at December 31, 2012, none of which was outstanding at December 31, 2012.

5. LONG-TERM DEBT

Long-term debt consists of the following at December 31:

(in thousands)	2012	2011
3.375% Senior Notes (principal due 2013), net of unamortized discount	$249,993	$249,953
4.400% Senior Notes (principal due 2015), net of unamortized discount	499,235	498,906
3.500% Senior Notes (principal due 2016), net of unamortized discount	399,598	399,477
6.000% Senior Notes (principal due 2020), net of unamortized discount	748,815	748,686
5.000% Senior Notes (principal due 2021), net of unamortized discount	398,508	398,363
1 1/2% Convertible Senior Notes (principal due 2024), net of unamortized discount	—	448,304
Capital leases	17,920	4,803

Total debt	2,314,069	2,748,492
Less current portion	(253,214)	(450,839)

Total Long-term debt	$2,060,855	$2,297,653

Maturities of the long-term debt listed above at December 31, 2012, are as follows:

(in thousands)	Gross Maturities	Imputed Interest On Minimum Lease Payments Under Capital Leases	Net Long-Term Debt
Years Ending December 31,
2013	$253,536	$(322)	$253,214
2014	4,136	(376)	3,760
2015	503,215	(362)	502,853
2016	402,088	(226)	401,862
2017	907	(82)	825
Thereafter	1,151,980	(425)	1,151,555

Total	$2,315,862	$(1,793)	$2,314,069

Senior Notes

During the year 2010, the Company filed a prospectus that allows the Company to issue in one or more offerings, senior or subordinated debt securities covered by the prospectus by filing a prospectus supplement that contains specific information about the securities and specific terms being offered. Under the prospectus, the Company has issued a principal amount of $2,300.0 million of fixed unsecured and unsubordinated Senior Notes (the “Notes”), of which $1,500.0 million were offered in February 2010 and $800.0 million were offered in December 2010. During February 2010, the Company issued $1,500.0 million of fixed rate unsecured notes that consisted of an aggregate principal amount of $250.0 million of 3.375% Senior Notes due 2013 (the “2013 Notes”) at an issue price of 99.95%, an aggregate principal amount of $500.0 million of 4.40% Senior Notes due 2015 (the “2015 Notes”) at an issue price of 99.67% and an aggregate principal amount of $750.0 million of 6.00% Senior Notes due 2020 (the “2020 Notes”) at an issue price of 99.80%. During December 2010, the Company issued an additional $800.0 million of fixed rate unsecured notes that consisted of an aggregate principal amount of $400.0 million of 3.50% Senior Notes due 2016 (the “2016 Notes”) at an issue price of 99.84% and an aggregate principal amount of $400.0 million of 5.00% Senior Notes due 2021 (the “2021 Notes”) at an issue price of 99.56%.

As a result, the Company recorded an aggregate $5.7 million of debt discounts for the Notes. At December 31, 2012, the unamortized debt discount balance was $3.9 million. The debt discounts are amortized over the lives of the associated Notes using the effective interest method.

The aggregate net proceeds from the Notes offering in 2010 were $2,276.4 million after deducting the debt discount as well as an underwriting discount of $17.9 million. Total deferred financing costs associated with the issuances of the Notes were $21.8 million, including the $17.9 million underwriting discount and $3.9 million of legal and accounting fees. At December 31, 2012, the unamortized issuance costs for the Notes were $13.3 million that are expected to be recognized over a weighted average period of 5.9 years.

The Company recognized aggregate interest expense, net of hedging transactions, of $109.6 million, $109.6 million and $66.9 million for the years ended December 31, 2012, 2011 and 2010, respectively, based on the effective interest rates of 3.39%, 4.47%, 3.53%, 6.03%, and 5.06% for the 2013, 2015, 2016, 2020 and 2021 Notes, respectively, with interest payments due semi-annually.

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

During the year ended December 31, 2010, the Company entered into forward interest rate swap agreements for a notional amount totaling $1,500.0 million for a certain part of Senior Notes issuances. These agreements were to hedge the variability in future probable interest payments attributable to changes in the benchmark interest rate from the date the Company entered into the forward interest rate swap agreements to the date the Company issued the Senior Notes. These agreements effectively hedged a series of semi- annual future interest payments to the fixed interest rates for forecasted debt issuances. The Company recorded total proceeds of $4.3 million from the forward interest rate swaps in accumulated other comprehensive income, which is reclassified to interest expense in the same period during which the hedged transactions impact interest expense.

At December 31, 2012, the Company held the carrying value of $250.0 million, and the related debt discount, of the 2013 Notes in current liabilities.

The Credit Agreement

In November 2008, the Company entered into a $2,650.0 million credit agreement (the Credit Agreement) consisting of a revolving credit facility of $250.0 million, a term loan A facility of $1,400.0 million, and a term loan B facility of $1,000.0 million to fund a portion of the cash consideration paid for the merger with Applied Biosystems. During February 2010, the Company paid off the entire then outstanding term loan principal of $1,972.5 million, which consisted of the carrying value of $1,330.0 million of term loan A and $642.5 million of term loan B, plus respective accrued interest due on the date of repayment. The Company recognized a loss of $54.2 million on unamortized deferred financing costs associated with the repayments of term loan A and term loan B during the year ended December 31, 2010.

After the repayment of the term loans in February 2010, the Credit Agreement was amended and restated to expand the revolving credit facility to $500.0 million. In February 2012, the Company entered into a new credit agreement to replace the existing revolving credit facility of $500.0 million with a new credit facility of $750.0 million. During the year ended December 31, 2012, as a result of the extinguishment of the previously existing credit facility of $500.0 million, the Company recognized a $3.7 million loss, recorded in interest expense, on unamortized deferred financing costs. For details on the revolving credit facility, refer to Note 4 of the Consolidated Financial Statements, “Lines of Credit”.

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

The contractual interest rates the Company made the interest payments on from the inception of the loan to the date of retirement were from 2.75% to 3.91% on term loan A based on LIBOR plus 2.5%, and from 5.25% to 6.00% on term loan B based on the base rate plus 2.0%. The Company recognized aggregate interest expense, net of hedging transactions, of $11.0 million during the year ended December 31, 2010.

Convertible Senior Notes

During January 2012, the Company notified the holders of the 1 1/2% Convertible Senior Note due 2024 (2024 Notes) of its intention to redeem all of the outstanding 2024 Notes on February 15, 2012. During February 2012, the Company redeemed the outstanding 2024 Notes, with no excess of the 2024 Notes’ conversion value over par (conversion price of $51.02), in $450.0 million of cash. The Company did not recognize any gain or loss on the settlement of the 2024 Notes. At December 31, 2011, the Company held the then carrying value of $448.3 million for the 2024 Notes in current liabilities.

During May 2011, the Company notified the holders of the 3  1/4% Convertible Senior Note due 2025 (2025 Notes) of its intention to redeem all of the outstanding 2025 Notes on June 15, 2011 at par value. In response to the Company’s announcement and prior to the redemption date, holders of a principal value of $347.5 million of 2025 Notes exercised their options to convert the Notes based on the conversion price of $49.13 and settled the par value in cash and the excess of the 2025 Notes’ conversion value over par in 0.4 million shares of the Company’s common stock. The remaining outstanding 2025 Notes, approximately $2.5 million were settled in cash. The Company did not recognize any gain or loss on the settlement of the 2025 Notes.

During July 2010, the Company notified the holders of the 2% Convertible Senior Note due 2023 (2023 Notes) of its intention to redeem all of the outstanding 2023 Notes on August 6, 2010 at par value. In response to the Company’s announcement and prior to the redemption dates, holders of a principal value of $347.8 million of 2023 Notes exercised their options to convert the Notes based on the conversion price of $34.12 and settled the par value in cash and the excess of the conversion value over par in 2.4 million shares of the Company’s common stock. The remaining outstanding 2023 Notes, approximately $2.2 million were settled in cash. The Company did not recognize any gain or loss on the settlement of the 2023 Notes.

The Company recognized total interest cost of $2.5 million, $36.6 million, and $60.2 million for the years ended December 31, 2012, 2011, and 2010, respectively, based on the effective interest rates of 7.21%, 6.10% and 5.95% for the 2023, 2024 and 2025 Notes, respectively, during the periods these notes were outstanding. In accordance with the bifurcation requirements prescribed by ASC Topic 470-20, Debt with Conversion and Other Options, the interest expense consisted of $0.8 million, $12.0 million, and $22.2 million of contractual interest based on the stated coupon rate and $1.7 million, $24.6 million and $38.0 million of amortization of the discount on the liability component for the years ended December 31, 2012, 2011, and 2010, respectively.

6. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain equipment and office and manufacturing facilities under operating leases that expire on various dates through December 2048. Certain rental commitments provide for escalating rental payments and certain commitments have renewal options extending through various years. Rent expense under operating leases was $49.0 million, $49.5 million, and $49.7 million for the years ended December 31, 2012, 2011, and 2010, respectively. Sublease income totaled $1.4 million, $1.5 million, and $1.2 million for the years ending December 31, 2012, 2011, and 2010, respectively.

Future minimum lease commitments and sublease rentals for operating leases at December 31, 2012 are as follows:

(in thousands)	Lease Commitments	Sublease Rentals	Net
Years Ending December 31,
2013	$39,956	$39	$39,917
2014	34,949	39	34,910
2015	27,803	32	27,771
2016	19,197	—	19,197
2017	16,277	—	16,277
Thereafter	74,188	—	74,188

	$212,370	$110	$212,260

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

Licensing and Purchasing Agreements

The Company develops, manufactures and sells certain products under licensing and purchasing agreements. The licensing agreements require royalty payments based upon various percentages of sales or profits from the products. Terms of the licensing agreements generally range from the remaining life of the patent up to 17 years and initial costs are generally amortized over periods from five to seven years, not to exceed their terms, using various methods, including the straight-line method. To maintain exclusivity, certain of the licensing agreements require guaranteed minimum royalty payments. Total royalty expense was $100.5 million, $91.4 million and $87.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company also has purchase agreements that expire on various dates through 2017, under which it is obligated to purchase a minimum amount of raw materials and finished goods each year through the expiration of the contracts and certain capital expenditure commitments.

Future minimum guaranteed royalties and unconditional purchase obligations at December 31, 2012 are as follows:

(in thousands)
Years Ending December 31,
2013	$40,152
2014	9,729
2015	5,316
2016	3,426
2017	2,039
Thereafter	4,931

$65,593

Letters of Credit

The Company had outstanding letters of credit totaling $33.1 million at December 31, 2012, of which $14.4 million was to support performance bond agreements, $9.4 million was to support liabilities associated with the Company’s self-insured worker’s compensation programs, $5.8 million was to support its building lease requirements, and $3.5 million was to support duty on imported products.

Executive Employment Agreements

The Company has employment contracts with key executives that provide for the continuation of salary if terminated for reasons other than cause, as defined in those agreements. At December 31, 2012, future employment contract commitments for such key executives were approximately $34.7 million. In certain circumstances, the employment agreements call for the acceleration of equity vesting. The non-cash financial impact of the acceleration of equity vesting is not reflected in the above information.

Acquisition-Related Contingent Obligations

As a result of contingent consideration arrangements associated with certain business acquisitions, the Company may have future payment obligations that are based on certain technological or operational milestones. In accordance with ASC Topic 805, Business Combinations, the Company records these obligations at fair value at the time of acquisition with subsequent fair value adjustments to the contingent consideration reflected in the line items of the Consolidated Statement of Operations commensurate with the nature of the contingent consideration. During the year ended December 31, 2012, a fair value adjustment charge to contingent consideration liabilities of $1.4 million was recorded in cost of revenues. During the year ended December 31, 2011, a fair value adjustment charge to contingent consideration liabilities of $13.7 million was recorded in research and development expense. Additionally, during the year ended December 31, 2011, time value accretion of $6.2 million was recorded in interest expense that was offset by $2.7 million of fair value adjustments recorded in cost of revenues as subsequent fair value adjustments to the contingent consideration liabilities. During the year ended December 31, 2010, a fair value adjustment to contingent consideration liabilities of $6.3 million was recorded as a reduction to cost of revenues.

At December 31, 2012, the total amount accrued for contingent consideration liabilities was $44.3 million, of which $16.7 million was included in current liabilities. At December 31, 2011, the total amount accrued for contingent consideration liabilities was $284.8 million, of which $283.1 million was included in current liabilities. During the year ended December 31, 2012, $287.3 million was paid, of which $282.2 million was a result of the $300.0 million milestone arrangement related to the Ion Torrent acquisition.

The Company could be required to make additional contingent payments based on currently existing purchase agreements through 2022. For more information on business combination accounting and the fair value of contingent consideration, refer to Notes 2 and 11 of the Consolidated Financial Statements.

Environmental Liabilities

As a result of previous mergers and acquisitions, the Company assumed certain environmental exposure liabilities. At December 31, 2012, aggregate undiscounted environmental reserves were $9.0 million, including current reserves of $4.2 million. Based upon currently available information, the Company believes that it has adequately provided for these environmental exposures and that the outcome of these matters will not have a material adverse effect on its Consolidated Statement of Operations.

Litigation

We are subject to potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted. These matters arise in the ordinary course and conduct of our business, and, at times, as a result of our acquisitions and dispositions. They include, for example, commercial, intellectual property, environmental, securities, and employment matters. Some are expected to be covered, at least partly, by insurance. We intend to continue to defend ourselves vigorously in such matters. We regularly assess contingencies to determine the degree of probability and range of possible loss for potential accrual in our financial statements. An estimated loss contingency is accrued in our financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on our assessment, we have accrued an amount in our financial position for contingent liabilities associated with these legal actions and claims that the Company considers immaterial to its overall financial position. Litigation is inherently unpredictable, and unfavorable resolutions could occur. As a result, assessing contingencies is highly subjective and requires judgment about future events. The amount of ultimate loss may exceed our current accruals, and it is possible that our cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

7. INCOME TAXES

The differences between the United States federal statutory tax rate and the Company’s effective tax rate are as follows for the years ended December 31:

	2012	2011	2010
Statutory United States federal income tax rate	35.0%	35.0%	35.0%
State income tax	1.0	1.6	1.2
Foreign earnings taxed at non-United States rates	(5.8)	(4.9)	(6.9)
Foreign earnings subject to tax holidays	(2.8)	(4.0)	(5.2)
Benefits from intercompany financing	(1.9)	(2.3)	(1.2)
Deemed repatriation of foreign earnings, net of related benefits	(1.4)	0.2	0.9
Benefits from global restructuring activities	—	—	(3.8)
Credits and incentives	(4.6)	(4.7)	(3.9)
Audit settlements and statute expirations	(0.5)	(0.2)	(2.5)
Valuation allowance	0.8	0.4	0.5
Changes in tax rate	(2.6)	—	—
Interest on accruals	0.3	(0.1)	0.3
Write-off of investments	(1.4)	—	—
Other	3.0	0.1	—

Effective income tax rate	19.1%	21.1%	14.4%

Pretax income summarized by region for the years ended December 31 is as follows:

(in thousands)	2012	2011	2010
United States	$226,022	$223,461	$111,805
Foreign	305,803	255,241	329,747

Total pretax income	$531,825	$478,702	$441,552

The income tax provision (benefit) consists of the following for the years ended December 31:

(in thousands)	2012	2011	2010
Current:
Federal	$237,481	$113,783	$90,153
State	13,156	1,771	22,046
Foreign	50,548	45,237	126,014

Total current provision	301,185	160,791	238,213
Deferred:
Federal	(174,953)	(50,907)	(147,756)
State	(9,925)	(6,119)	(23,397)
Foreign	(1,182)	(4,514)	(5,352)

Total deferred provision	(186,060)	(61,540)	(176,505)
Changes in tax rate	(13,662)	(95)	(98)
Changes in valuation allowance	(87)	1,712	2,084

Total provision	$101,376	$100,868	$63,694

Significant components of the Company’s deferred tax assets and liabilities are composed of the following at December 31:

(in thousands)	2012	2011
Deferred tax assets:
Postretirement and deferred compensation	$95,266	$91,912
Share based compensation	61,123	60,735
Tax loss and other carryforwards	45,015	57,494
Legal reserves	45,735	24,301
Inventory adjustments	41,516	43,869
Accrued salaries and wages	36,991	22,022
Capitalized research and development	31,780	51,289
Capitalized intangibles	32,226	29,005
Other deferred tax assets	55,462	74,158

Total gross deferred tax assets	445,114	454,785
Less valuation allowance	(12,162)	(25,878)

Total net deferred tax assets	432,952	428,907
Deferred tax liabilities:
Acquired intangibles	(533,546)	(641,476)
Unremitted earnings	(38,302)	(40,932)
Convertible senior notes	(11,315)	(94,067)
Fixed assets	(5,076)	(22,488)
Other deferred tax liabilities	(8,407)	—

Total deferred tax liabilities	(596,646)	(798,963)

Net deferred tax liabilities	$(163,694)	$(370,056)

The following table summarizes the activity related to our unrecognized tax benefits:

(in thousands)	2012	2011	2010
Gross unrecognized tax benefits at January 1	$130,994	$152,697	$121,644
Increases in tax positions for prior years	22,026	14,038	76,071
Decreases in tax positions for prior years	(13,700)	(261)	(21,155)
Increases in tax positions for current year relating to ongoing operations	5,232	11,842	9,765
Decreases in tax positions for current year relating to ongoing operations	(1,434)	—	(16,688)
Increases in tax positions as a result of a lapse in statute of limitations	—	88	—
Decreases in tax positions as a result of a lapse in statute of limitations	(7,147)	(7,756)	—
Increases in tax positions for current year relating to acquisition	—	—	152
Increases in tax positions for prior year relating to acquisition	1,692	—	1,408
Decreases in tax positions for prior year relating to acquisition	—	—	(13,908)
Increases in tax positions due to settlements with taxing authorities	—	1,839	—
Decreases in tax positions due to settlements with taxing authorities	(582)	(41,570)	(4,592)
Increases in tax positions due to changes in currency rates	144	274	—
Decreases in tax positions due to changes in currency rates	(113)	(197)	—

Gross unrecognized tax benefits at December 31	$137,112	$130,994	$152,697

Included in the gross uncertain tax benefits balance at December 31, 2012 are $20.0 million of tax deductions for which there is uncertainty only regarding the timing of the tax benefit. In the event these deductions are deferred to a later period, it would accelerate the payment of cash to the taxing authority. Other than potential interest and penalties, such deferral would have no impact on tax expense. Of the $137.1 million of gross unrecognized tax benefits, $94.4 million, if recognized, would reduce our income tax expense and effective tax rate.

In accordance with the disclosure requirements as described in ASC Topic 740, Income Taxes, the Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. For the years ended December 31, 2012, 2011 and 2010, the Company recognized approximately $(0.1) million, $(6.9) million and $6.1 million, respectively, in interest and penalties as income tax expense (benefit) in the Consolidated Statement of Operations. The Company had approximately $6.1 million accrued for the payment of interest and penalties accrued at December 31, 2012 in the Consolidated Balance Sheets compared to $7.8 million accrued at December 31, 2011.

The Company believes that it is reasonably possible that approximately $2.3 million of its currently remaining unrecognized tax positions, each of which are individually insignificant, may be recognized by the end of 2013 as we settle current audits with federal, state and foreign taxing authorities or statutes expire.

The United States’ federal audit cycle covering the consolidated income tax returns for the years ended 2008 and 2009 is ongoing as of December 31, 2012. After the United States’ federal examinations of the 2008 and 2009 tax years conclude, the remaining years subject to federal examination will be 2010 through 2012. The remaining years subject to state examination are 2008 through 2012.

In June of 2012, the federal statute of limitations expired for 2005. As a result, the Company released $3.9 million of accrued uncertain tax position reserves as a benefit through tax expense.

The Company is subject to routine compliance reviews on various tax matters around the world in the ordinary course of business. Currently, income tax audits are being conducted in Canada, Denmark, Italy, Norway, United Kingdom, and the United States. Years open, and therefore subject to tax examination, in the foreign jurisdictions are 2006 through 2012. The impact on the Consolidated Statement of Operations is not anticipated to be material.

During the year, the Company changed its method of apportioning income to California by electing to use the single sales factor. The result of this change decreased the California post-apportioned effective tax rate requiring the Company to re-measure its California deferred taxes to the lower rate. The impact of the California rate change to deferred taxes was a tax benefit of approximately $14.9 million.

As of December 31, 2012, the Company had approximately $1,052.0 million of cumulative earnings at its non-United States subsidiaries that have not yet been subject to United States tax. Deferred taxes of approximately $44.0 million have been provided on $226.0 million of earnings expected to be repatriated to the United States. No provision for United States income taxes has been made on approximately $826.0 million of other earnings that have been indefinitely reinvested outside the United States. The estimated accrual for United States income taxes that would be required if the Company no longer intended to indefinitely reinvest the earnings is approximately $203.0 million, net of foreign tax credits, but this estimate doesn’t take into account various tax planning alternatives the Company could employ if it chose to repatriate these earnings. Management considers the various cash requirements in the United States, the tax impact of repatriating each subsidiary’s earnings and the reasonably anticipated cash needs of the foreign subsidiaries in determining the Company’s reinvestment policy. The cash that the Company’s foreign subsidiaries hold for indefinite reinvestment will be used to finance foreign operations and capital investments, expand into emerging markets and fund ongoing growth through acquisitions.

Under ASC Topic 718, Compensation—Equity Compensation, the fair value of share-based compensation is required to be recognized as an expense, and the excess tax benefit associated with such compensation will continue to be credited to additional paid-in-capital, but only to the extent the excess tax benefits have not already been recognized in the Statement of Operations. The excess tax benefit associated with employee stock plans were approximately $15.9 million, $13.3 million and $21.1 million for 2012, 2011 and 2010, respectively.

At December 31, 2012, the Company had $71.4 million, $82.2 million and $25.4 million of federal, state and foreign net operating loss (NOL) carryforwards, respectively, that were obtained from acquired companies throughout the years. The federal and state NOL carryforwards begin to expire in 2022 and 2013, respectively. The foreign NOL carries forward indefinitely. The Company considered limitations on the use of acquired NOL carryovers in arriving at the amounts represented above and excluded any acquired NOLs that would not be available to offset future taxable income.

There were also federal, state and foreign research and development income tax credit carryforwards of $0.1 million, $43.9 million and $1.0 million, respectively. The federal credits will begin to expire in 2028. State credits will begin to expire in 2013 with $38.3 million carrying forward indefinitely. A valuation allowance of $4.2 million was recorded against the state credits due to uncertainty surrounding their realization. The foreign income tax credit will carry forward indefinitely.

The Company also had deferred tax assets related to federal and foreign capital loss carryforwards of $0.2 million and $1.4 million, respectively. During 2012, approximately $43.7 million of the Company’s federal and state capital loss carryforwards expired. The amounts expired were fully reserved by a valuation allowance. The remaining federal capital loss carryforward will begin to expire in 2015 and is also offset by a valuation allowance due to uncertainty surrounding the availability of capital gain income in the foreseeable future. The foreign capital losses carry forward indefinitely. An additional valuation allowance of $4.6 million was recorded against certain deferred tax assets related to increased capital losses realized, but not yet recognized for tax purposes on capital investments.

Due to the “change of ownership” provision of the Tax Reform Act of 1986, utilization of the Company’s net operating loss and credit carryforwards may be subject to an annual limitation against taxable income in future periods. As a result of any future ownership changes, the annual limitation of loss and credit carryforwards may cause them to expire before ultimately becoming available to reduce future income tax liabilities.

The Company continues to benefit from reduced tax rates in Singapore and Israel. Singapore’s taxing authority granted the Company pioneer company status that provides an incentive encouraging companies to undertake activities that have the effect of promoting economic or technological development in Singapore. This incentive equates to a tax exemption on earnings associated with most of the Company’s manufacturing activities and continues through December 31, 2021. The Company qualifies for an incentive tax benefit in Israel that provides for a reduced 3.5% tax rate on earnings from its subsidiary in Israel. This incentive has been granted for an indefinite period given minimum sales and investment levels are maintained. The impact of the tax holiday in Singapore decreased Singapore taxes by $14.6 million, $17.2 million and $21.2 million for years ended December 31, 2012, 2011 and 2010, respectively. The impact of the tax holiday in Israel decreased both taxes paid and income tax expense by $1.6 million, $1.7 million and $1.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. Accordingly, the benefit of the tax holidays on net income per share was $0.09, $0.10 and $0.12 for the years ended December 31, 2012, 2011 and 2010, respectively.

8. COMMON STOCK AND PREFERRED STOCK

Common Stock Authorized Shares

The Company has authorized 400,000,000 shares of common stock.

Preferred Stock Authorized Shares

The Company has authorized 6,405,884 shares of preferred stock of which no shares were outstanding at December 31, 2012 and 2011. Upon issuance, the Company has the ability to define the terms of the preferred shares, including voting rights, liquidation preferences, conversion and redemption provisions and dividend rates.

Stock Repurchase Programs

In July 2012, the Board of Directors of the Company approved a program (the July 2012 program) authorizing management to repurchase up to $750.0 million of common stock. During the year ended December 31, 2012, the Company repurchased 4.9 million shares of its common stock under this program at a total cost of $238.0 million. As of December 31, 2012, there was $512.0 million of authorization remaining under this program.

In July 2011, the Board of Directors of the Company approved a program (the July 2011 program) authorizing management to repurchase up to $200.0 million of common stock. During the year ended December 31, 2012, the Company repurchased 4.6 million shares of its common stock under this program at a total cost of $200.0 million, the maximum amount authorized, thereby completing the July 2011 program.

In December 2010, the Board of Directors of the Company approved a program (the December 2010 program), authorizing management to repurchase up to $500.0 million of common stock. During the year ended December 31, 2011, the Company repurchased 6.4 million shares of its common stock under this program at a total cost of approximately $303.0 million. During the year ended December 31, 2012, the company repurchased an additional 4.3 million shares of its common stock at the total cost of $197.0 million, thereby completing the December 2010 program by repurchasing an aggregate of 10.7 million shares at a total cost of $500.0 million, the maximum amount authorized.

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

9. EMPLOYEE BENEFIT PLANS

401(k) Profit Sharing Plans

The Company manages Life Technologies Corporation 401(k) Savings and Investment Plan (the “Life Technologies Plan”). The Company may make matching contributions in amounts as determined by the Board of Directors. The Life Technologies Plan allows each eligible employee to voluntarily make pre-tax deferred salary contributions subject to regulatory and plan limitations. For each dollar a participant contributes up to 6% of their salary, the plan offers a 75% match. The Company made matching contributions of $22.1 million, $23.7 million, and $22.2 million for the years ended December 31, 2012, 2011, and 2010, respectively, to the Life Technologies Plan.

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

The Company assumed the Applied Biosystems’ qualified pension plan, non-qualified supplemental benefit plans, and postretirement benefit plans upon the merger with Applied Biosystems. The qualified pension plan covers a portion of former Applied Biosystems’ worldwide employees. Pension benefits earned are generally based on years of service and compensation during active employment. The Company also sponsors nonqualified supplemental benefit plans for select domestic employees who were hired by Applied Biosystems prior to July 1, 1999. The accrual of future service benefits for all participants was frozen as of June 30, 2004. Benefits earned under the plan will be paid out under the plan provisions. These supplemental plans are unfunded, however, Applied Biosystems prior to its acquisition had established a rabbi trust, through which the assets may be used to pay non-qualified plan benefits. The rabbi trust assets are subject to the claims of the Company’s creditors in the event of the Company’s insolvency. Plan participants are general creditors of the Company with respect to these benefits. The value of the assets held by these trusts, included in restricted cash on the Consolidated Balance

Sheets, was $15.1 million at December 31, 2012. The assumed postretirement benefit plans are unfunded, however, they are partially funded by insurance policies. The plan provides healthcare and life insurance benefits to domestic employees who retire under the domestic pension plan provisions and satisfy certain service and age requirements. Generally, medical coverage pays a stated percentage of most medical expenses, and in some cases, participants pay a co-payment. Benefits are reduced for any deductible and for payments made by Medicare or other group coverage. The Company shares the cost of providing these benefits with retirees.

The Company also has a qualified pension plan for substantially all United States employees that were employed by Life Technologies, Inc. prior to its acquisition by the Company in September 2000. The domestic pension plan provides benefits that are generally based upon a percentage of the employee’s highest average compensation in any consecutive five-year period in the ten years before retirement. The Company froze this plan effective December 31, 2001. The Company will continue to administer the plan but benefits will no longer accrue. The Company also sponsors nonqualified supplementary retirement plans for certain former senior management of Life Technologies Inc. and Dexter Corp., which were acquired in 2000. The Company has life insurance policies on the lives of participants designed to provide sufficient funds to materially recover all costs of the plans. In addition to the above plans, the Company sponsors nonqualified executive supplemental plans for certain former senior managers of Dexter and Life Technologies Inc. that provide for a target benefit based upon a percentage of the average annual compensation during the highest five consecutive years of the last ten years before retirement, which benefit is then combined with other work related benefits payable to the participant. These nonqualified supplementary retirement plans and nonqualified executive supplemental plans are unfunded. The Company also administers the Dexter Postretirement Health and Benefit Program (the “Dexter PRMB Plan”), which provides health and life benefits to certain retired participants who are not employees of the Company but were employees of Dexter prior to the sale of their businesses and prior to the Company’s merger with Dexter. The Dexter PRMB Plan is fully funded.

The Company also provides a non-qualified deferred compensation plan in which certain executives elect to defer compensation to a future period. The Company holds assets and liabilities of $25.2 million associated with the deferred compensation plan, located on the Consolidated Balance Sheet in long term other assets and other long term obligations.

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

The net periodic benefit cost for fiscal year ending December 31, 2012 includes a settlement gain of $5.4 million due to Applied Biosystems, Inc. Retiree Welfare Plan no longer offering retiree life insurance coverage except for participants who retired prior to September 1, 1985 and eligible disabled participants. During the year ended December 31, 2011, the Company curtailed a large portion of its Norwegian defined benefit plan resulting in a gain of $5.7 million recorded in the Statement of Operations.

The funded status of the Company’s pension and postretirement plans and amounts recognized at December 31, 2012 and 2011 were as follows:

	Domestic Pension Plans		Foreign Pension Plans		Postretirement Plans
	2012	2011	2012	2011	2012	2011
(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$781,642	$755,058	$104,820	$109,794	$34,977	$40,301
Service cost	1,540	1,045	2,566	3,556	18	36
Interest cost	35,014	39,952	4,667	5,385	1,307	1,661
Plan participants’ contributions	—	—	199	308	3,116	2,162
Plan amendments	—	—	—	—	(4,825)	—
Actuarial (gain) loss	69,503	32,911	12,845	9,643	93	(2,093)
Curtailment gain	—	—	—	(8,259)	—	—
Special termination benefit	—	—	165	857	—	—
Benefits and administrative expenses paid	(51,052)	(47,324)	(1,876)	(2,581)	(7,532)	(7,403)
Settlements	—	—	(1,668)	(14,306)	(6,702)	—
Medicare subsidies received	—	—	—	—	1,508	313
Plan transfer due to divestiture	—	—	—	515	—	—
Foreign currency exchange rate changes	—	—	2,434	(92)	—	—

Benefit obligation at end of year	836,647	781,642	124,152	104,820	21,960	34,977

Change in plan assets:
Fair value of plan assets at beginning of year	645,572	671,635	80,482	87,321	6,263	6,127
Actual return on plan assets	80,461	3,972	6,142	5,163	795	137
Employer contributions	2,264	17,289	3,995	4,887	2,908	4,927
Plan participants’ contributions	—	—	199	308	3,116	2,162
Benefits and administrative expenses paid	(51,052)	(47,324)	(1,876)	(2,581)	(7,532)	(7,403)
Settlements	—	—	(1,668)	(14,306)	—	—
Medicare subsidies received	—	—	—	—	1,508	313
Divestitures	—	—	—	19	—	—
Foreign currency exchange rate changes	—	—	3,262	(329)	—	—

Fair value of plan assets at end of year	677,245	645,572	90,536	80,482	7,058	6,263

Funded status	(159,402)	(136,070)	(33,616)	(24,338)	(14,902)	(28,714)
Unrecognized actuarial loss	152,663	130,074	21,879	11,252	8,091	10,277
Unrecognized prior service cost (credit)	1,045	1,102	—	—	(20,618)	(17,689)

Net amount recognized	$(5,694)	$(4,894)	$(11,737)	$(13,086)	$(27,429)	$(36,126)

Amounts recognized in the consolidated balance sheets consist of:
Other long term assets	$—	$—	$804	$4,409	$3,201	$2,897
Current liabilities	(2,297)	(2,310)	(1,221)	(1,829)	(2,523)	(4,697)
Noncurrent liabilities	(157,105)	(133,760)	(33,199)	(26,918)	(15,580)	(26,914)
Accumulated other comprehensive (income) loss	153,708	131,176	21,879	11,252	(12,527)	(7,412)

Net amount recognized	$(5,694)	$(4,894)	$(11,737)	$(13,086)	$(27,429)	$(36,126)

Accumulated benefit obligation	$836,647	$781,642	$115,722	$97,613	$21,960	$34,977

The projected benefit obligations, accumulated benefit obligations and fair values of plan assets for the pension and postretirement plans with accumulated benefit obligations in excess of plan assets at December 31 were as follows:

	Domestic Pension Plans		Foreign Pension Plans		Postretirement Plans
	2012	2011	2012	2011	2012	2011
(in thousands)
Projected benefit obligation	$836,647	$781,642	$33,003	$28,615	$18,104	$31,611
Accumulated benefit obligation	836,647	781,642	28,209	24,567	18,104	31,611
Fair value of plan assets	677,245	645,572	—	—	—	—

Other changes in plan assets and benefit obligations recognized in other comprehensive income for the period ended December 31, 2012, amounts recognized in accumulated other comprehensive income at December 31, 2012 and the amounts in accumulated other comprehensive income expected to be amortized into fiscal year 2013 net periodic benefit expense are as follows:

(in thousands)	Domestic Pension Plans	Foreign Pension Plans	Postretirement Plans
Actuarial loss (gain)	$26,576	$10,213	$(242)
Prior service cost	—	—	(4,825)
Amortization or settlement recognition of net loss	(3,986)	(350)	(1,944)
Amortization of prior service credit (cost)	(58)	—	1,896
Effect of exchange rates	—	764	—

Total recognized in other comprehensive loss (income)	$22,532	$10,627	$(5,115)

Total recognized in net periodic pension expense (income)	3,065	4,239	(5,788)

Total recognized in net periodic and other comprehensive loss (income)	$25,597	$14,866	$(10,903)

(in thousands)	Domestic Pension Plans	Foreign Pension Plans	Postretirement Plans
Net actuarial loss	$152,663	$21,879	$8,091
Net prior service cost (credit)	1,045	—	(20,618)

Accumulated other comprehensive income	$153,708	$21,879	$(12,527)

(in thousands)	Domestic Pension Plans	Foreign Pension Plans	Postretirement Plans
Net actuarial loss	$5,113	$794	$512
Net prior service cost (credit)	58	—	(2,432)

Amounts in accumulated other comprehensive income expected to be amortized into fiscal year 2013 net periodic benefit expense (credit)	$5,171	$794	$(1,920)

The components of net periodic pension cost (income) for the Company’s pension and postretirement plans for the years ended December 31 are as follows:

	Domestic Pension Plans
(in thousands)	2012	2011	2010
Service cost	$1,540	$1,045	$1,045
Interest cost	35,014	39,952	41,521
Expected return on plan assets	(37,533)	(43,201)	(41,900)
Amortization of actuarial loss	3,986	1,841	1,363
Amortization of prior service cost	58	58	58
Settlement gain	—	—	(5,473)

Net periodic pension cost (income)	$3,065	$(305)	$(3,386)

	Foreign Pension Plans
(in thousands)	2012	2011	2010
Service cost	$2,566	$3,556	$3,641
Interest cost	4,667	5,385	5,537
Expected return on plan assets	(3,509)	(4,517)	(4,073)
Amortization of actuarial loss	251	215	268
Settlement cost	99	879	305
Curtailment credit	—	(7,135)	(658)
Special termination benefits	165	857	1,204

Net periodic pension cost (income)	$4,239	$(760)	$6,224

	Postretirement Plans
(in thousands)	2012	2011	2010
Service cost	$18	$36	$188
Interest cost	1,307	1,661	3,359
Expected return on plan assets	(459)	(479)	(436)
Amortization of prior service credit	(1,896)	(1,896)	(665)
Amortization of actuarial loss	625	626	1,536
Settlement gain	(5,383)	—	—

Net periodic pension cost (income)	$(5,788)	$(52)	$3,982

The assumptions used in accounting for the pension and postretirement plans for the years ended December 31, 2012 and 2011 are as follows:

	Domestic Pension Plans		Foreign Pension Plans		Postretirement Plans
	2012	2011	2012	2011	2012	2011
Weighted average discount rate to determine obligation	3.80%	4.60%	4.08%	4.57%	2.85%	4.15%
Discount rate to determine net benefit cost	4.60%	5.45%	4.46%	4.83%	4.15%	4.80%
Expected return on plan assets	4.60-7.50%	5.45-8.00%	4.30%	5.14%	7.50%	8.00%
Rate of compensation increase	—	—	3.81%	3.87%	—	—

The Company uses an actuarial measurement date of January 1st of the current year to determine net periodic pension cost and an actuarial measurement date as of December 31st of the current year to determine pension and postretirement obligations. The discount rate is the estimated rate at which the obligation for pension benefits could effectively be settled using a yield curve commensurate with the underlying cash flows of the plan. The expected return on plan assets reflects the average rate of earnings that the Company estimates to generate on the assets of the plans using historical and forward-looking expected returns. The Company also considers actual asset returns and general market conditions when estimating the expected return on plan assets. In the event current market conditions and actual returns materially differ from historical assumptions, the Company will adjust its expected return accordingly. The rate of compensation increase reflects the Company’s best estimate of the future compensation levels of the individual employees covered by the plans for those plans that are still active.

Our asset investment goal is to achieve a long-term targeted rate of return consistent with the ongoing nature of the plan’s liabilities along with maintaining the desirable level of funded status. The plan’s assets are invested so that the total portfolio risk exposure and risk-adjusted returns meet the plan’s long-term total return goal. Plan assets are invested using active and passive investment strategies and diversification that employ multiple investment funds. Funds cover a diverse range of investment styles and approaches and are combined in a way to achieve a target allocation across capitalization and style biases (equities) and interest rate expectations (fixed income) and to minimize the concentrations of risk arising within or across categories of plan assets. The Company’s management monitors performance against benchmark indices. The plan’s investment policy prohibits the use of derivatives for speculative purposes. The assets of the plan are periodically rebalanced to remain within the desired target allocations. The expected rate of return on assets is determined based on the historical results of the portfolio, the expected investment mix of the plans’ assets, and estimates of future long-term investment returns, and takes into consideration of external actuarial and investment advisor advice. The weighted average target asset allocations for domestic pension plans and postretirement plans are 60% for equity and 40% for fixed income for the year ended December 31, 2012. Based on the level of our contributions to the Applied Biosystems domestic pension plan, Life Technologies Pension Plan and Dexter PRMB Plan during previous and current fiscal years, we do not expect to have to fund these pension plans in fiscal year 2013 in order to meet minimum statutory funding requirements. The Company’s funding approach for its funded pension plans is based on the amount needed to meet the minimum funding standards according to the Employee Retirement Income Security Act (ERISA). The Company may also make additional contributions from time to time consistent with the Company’s cash flow and business conditions as well as to maintain a level of funding in excess of statutory requirements as determined by management. Decisions on discretionary funding will be made depending on prevailing rates and actuarial estimates at the time of funding. Plan benefits for nonqualified plans are paid as they become due.

The fair value by asset category for the Company’s funded pension plans and postretirement plans at December 31, 2012 are as follows:

(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)(1)	Significant Unobservable Inputs (Level 3)(2)
Domestic Pension Plans
Cash	$5,312	$5,312	$—	$—
Equity securities
Domestic collective trusts(3)	203,007	—	203,007	—
International collective trusts(4)	204,801	—	204,801	—

Total equity securities	$407,808	$—	$407,808	$—

Fixed income securities
Domestic collective trusts(5)	264,125	—	264,125	—

Total	$677,245	$5,312	$671,933	$—

Foreign Pension Plans
Cash	$1,188	$1,188	$—	$—
Fixed income securities(6)	35,859	35,859	—	—
Equity securities(6)	24,936	24,936	—	—
Insurance contracts(2)	28,553	—	—	28,553

Total	$90,536	$61,983	$—	$28,553

Postretirement Plans
Equity securities
Domestic collective trusts(3)	$2,973	$—	$2,973	$—
International collective trusts(4)	1,271	—	1,271	—

Total equity securities	$4,244	$—	$4,244	$—

Fixed income securities
Domestic collective trusts(5)	$2,814	$—	$2,814	$—

Total	$7,058	$—	$7,058	$—

(1)

All investments measured with significant observable inputs under the category level 2 are the collective funds, which are quoted by net assets value, or NAV. The majority of these shares are Employee Retirement Income Security Act (ERISA) based commingled trusts, which are only offered to ERISA plans and are privately placed. Although the shares are actively traded and quoted by the market, due to the restriction on the trading and the possible liquidation risk, the Company placed these funds under the level 2. At December 31, 2012, NAV approximated the fair value of the funds.

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

(3)	This category is comprised of 78% large-cap domestic commingled trusts, 20% small-to-mid-cap domestic commingled trusts and 2% others.
(4)	This category is comprised of 83% core international commingled trusts and 17% emerging markets equity.
(5)

This category is comprised of 53% domestic core opportunistic fixed income commingled trusts, 28% domestic passive fixed income commingled trusts and 11% corporate investment portfolio fund. The remaining 8% relates to other domestic collective trusts.

(6)	This category is invested in publicly traded international funds.

The Company’s foreign pension plans assets classified in the level 3 category are primarily comprised of third-party insurance investments. The investments are invested by the third-party with guaranteed minimum returns. The Company values these contracts based on the net asset value underlying the contract. In the event the returns are less than the guaranteed return, the Company reviews the third-party solvency as part of the valuation of the investment. For those assets measured with significant Level 3 inputs, the following table summarizes the activity for the year ended December 31, 2012 by asset category for the Company’s funded pension plans:

(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Insurance Contracts	Total
Funded Foreign Plans
Beginning balance at January 1, 2012	$26,376	$26,376
Actual return on plan assets for assets still held at December 31, 2012	1,197	1,197
Purchases, sales, and settlements	451	451
Transfers in and/or out of Level 3	—	—
Foreign currency translation adjustments	529	529

Ending balance at December 31, 2012	$28,553	$28,553

Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement plans. A one-percentage point change in weighted average assumed health care cost trend rates would have the following effects:

(in thousands)	1% increase	1% decrease
Effect on interest cost plus service cost	$67	$(60)
Effect on postretirement benefit obligation	1,429	(1,280)

The weighted average assumed health care cost trend rates on the postretirement plans at December 31, 2012 are as follows:

	Medical	Dental
Health care cost trend rate assumed for next year	9.50%	5.00%
Rate to which the cost trend rate is assumed to decline	4.50%	5.00%
Year that the rate reaches the ultimate trend rate	2031	—

Our estimated future employer contributions and gross expected benefit payments at December 31, 2012, are as follows:

(in thousands)	Domestic Pension Plans	Foreign Pension Plans	Postretirement Plans
Employer Contributions 2013	$2,310	$3,059	$2,813

Expected Benefit Payments
2013	$51,169	$2,546	$2,813
2014	50,743	1,912	2,578
2015	50,284	2,942	2,377
2016	50,085	2,518	2,169
2017	50,104	2,707	1,982
2018 and thereafter	250,181	21,028	7,049

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

Prior to February 1, 2010, the Company had a qualified employee stock purchase plan (the 2004 ESPP Plan) whereby eligible employees of Life Technologies (previously known as Invitrogen Corporation) could elect to withhold up to 15% of their compensation to purchase shares of the Company’s stock on a quarterly basis at a discounted price equal to 85% of the lower of the employee’s offering price or the closing price of the stock on the date of purchase (purchase rights). The Company also had a qualified employee stock purchase plan (the 1999 ESPP Plan) whereby eligible legacy Applied Biosystems Inc. (AB) employees could elect to withhold up to 10% of their compensation to purchase shares of the Company’s stock on a quarterly basis at a discounted price equal to 85% of the lower of the employee’s offering price or the closing price of the stock on the date of purchase.

Effective February 1, 2010 the Company created a new qualified employee stock purchase plan (the 2010 ESPP Plan) that covers all eligible employees of the Company. Eligible employees may elect to withhold up to 15% of their compensation to purchase shares of the Company’s stock on a quarterly basis at a discounted price equal to 85% of the lower of the employee’s offering price or the closing price of the stock on the date of purchase. The 2010 ESPP Plan replaces the 1999 ESPP Plan acquired as a result of the AB acquisition. Employees grandfathered under the 2004 ESPP Plan were permitted to purchase under the 2004 Plan for a maximum of two years from the offering date of their subscription. Effective with the October 31, 2011 purchase, shares purchased by employees under the 2010 ESPP Plan are subject to a one-year holding requirement, from the date of purchase, before the employees may sell the shares.

Effective immediately after the October 31, 2012 purchase, the Company suspended the 2010 ESPP Plan to all employees. No shares will be purchased under the 2010 Plan until reinstated by the Company.

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

The expected term of share-based awards represents the weighted-average period the awards are expected to remain outstanding and is an input in the Black-Scholes model. In determining the expected term of options, the Company considered various factors including the vesting period of options granted, employees’ historical exercise and post-vesting employment termination behavior, expected volatility of the Company’s stock and aggregation by homogeneous employee groups. The Company used a combination of the historical volatility of its stock price and the implied volatility of market-traded options of the Company’s stock with terms of up to approximately two years to estimate the expected volatility assumption input to the Black-Scholes model in accordance with ASC Topic 718, Compensation—Equity Compensation and the SEC’s Staff Accounting Bulletin No. 107 (SAB 107). The Company’s decision to use a combination of historical and implied volatility was based upon the availability of actively traded options of its stock and its assessment that such a combination was more representative of future expected stock price trends. The expected dividend yield assumption is based on the Company’s expectation of future dividend payouts. The Company has never declared or paid any cash dividends on its common stock and does not currently anticipate paying such cash dividends. The Company currently anticipates that it will retain all of its future earnings for use in the development and expansion of its business, for debt repayment and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of the Company’s Board of Directors and will depend upon its results of operations, financial condition, tax laws and other factors as the Board of Directors, in its discretion, deems relevant. The risk-free interest rate is based upon United States Treasury securities with remaining terms similar to the expected term of the share-based awards.

Stock Options and Purchase Rights

The underlying assumptions used to value employee stock options and purchase rights granted during the year ended December 31, 2012, 2011 and 2010 were as follows:

	Year ended December 31, 2012
	Options	Purchase Rights
Weighted average risk-free interest rate	0.9%	0.1%
Expected term of share-based awards	4.4 yrs	0.4 yrs
Expected stock price volatility	34%	34%
Expected dividend yield	0%	0%
Weighted average fair value of share-based awards granted	$14.14	$10.85

	Year ended December 31, 2011
	Options	Purchase Rights
Weighted average risk-free interest rate	2.1%	0.4%
Expected term of share-based awards	4.3 yrs	0.8 yrs
Expected stock price volatility	31%	26%
Expected dividend yield	0%	0%
Weighted average fair value of share-based awards granted	$15.93	$10.23

	Year ended December 31, 2010
	Options	Purchase Rights
Weighted average risk-free interest rate	2.0%	0.7%
Expected term of share-based awards	4.4 yrs	1.0 yrs
Expected stock price volatility	31%	40%
Expected dividend yield	0%	0%
Weighted average fair value of share-based awards granted	$14.74	$9.38

ASC Topic 718, Compensation—Equity Compensation requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow. Excess tax benefits of $15.9 million, $13.0 million, and $21.1 million were reported as net financing cash flows for the years ended December 31, 2012, 2011, and 2010 respectively.

The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes. The Company considered its historical experience of pre-vesting option forfeitures as the basis to arrive at its estimated pre-vesting option forfeiture rate of 6.3 percent per year for the year ended December 31, 2012. All option awards, including those with graded vesting, were valued as a single award with a single average expected term and are amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. At December 31, 2012, there was $19.5 million remaining in unrecognized compensation cost related to employee stock options, which is expected to be recognized over a weighted average period of 1.4 years. No compensation cost was capitalized in inventory during the years ended December 31, 2012, 2011, and 2010, respectively, as the amounts involved are not material.

Total share-based compensation expense for employee stock options and purchase rights for the years ended December 31st is composed of the following:

(in thousands)	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Cost of revenues	$2,136	$3,174	$4,950
Sales, general and administrative	17,909	22,305	29,326
Research and development	2,174	3,756	5,760

Share-based compensation expense before taxes	22,219	29,235	40,036
Related income tax benefits	7,553	9,593	12,159

Share-based compensation expense, net of taxes	$14,666	$19,642	$27,877

The total intrinsic value of options exercised was $47.2 million, $49.1 million, and $62.6 million during the years ended December 31, 2012, 2011 and 2010, respectively. Total cash received from the exercise of employee stock options and purchase rights was $59.1 million and $18.7 million, respectively, for the year ended December 31, 2012. The total fair value of shares vested during the current year was $20.1 million. A summary of employee stock option activity for the year ended December 31, 2012 is presented below:

	Options (in 000’s)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in 000’s)
Outstanding at December 31, 2011	10,595	$35.52	5.0	$71,231
Granted	1,017	48.91
Exercised	(2,309)	27.78
Cancelled	(503)	44.56

Outstanding at December 31, 2012	8,800	$38.67	5.1	$96,026

Vested and exercisable at December 31, 2012	6,867	$35.68	4.3	$94,059

Restricted Stock Units

Restricted stock units represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. An exercise price and monetary payment are not required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. Restricted stock units have either graded vesting terms of four years, or cliff vesting terms that generally vest over three years. Compensation cost for these awards is based on the estimated fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. During 2012, the Company estimated pre-vesting forfeitures and applied an annual pre-vesting forfeiture rate of 7.0% and 8.0% for restricted stock units with graded vesting terms and cliff vesting terms, respectively. Previously, the Company did not estimate a forfeiture rate to restricted stock units as historical grants were granted primarily to executives and directors with minimal forfeiture activity, thus the Company’s history of restricted stock unit pre-vesting forfeitures was minimal. As a result of changes where restricted stock units are granted to a larger population of employees, causing increased forfeiture activity, the Company applied the estimated forfeiture rates during 2011 and the Company made an adjustment of $4.2 million to restricted stock unit compensation expense. At December 31, 2012, there was $95.1 million remaining in unrecognized compensation cost related to these awards, which is expected to be recognized over a weighted average period of 2.6 years.

Total share-based compensation expense for restricted stock units for the years ended December 31 is composed of the following:

(in thousands)	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Cost of revenues	$5,382	$4,120	$3,272
Sales, general and administrative	50,418	40,055	30,978
Research and development	5,638	3,242	4,763

Share-based compensation expense before taxes	61,438	47,417	39,013
Related income tax benefits	18,234	17,880	14,273

Share-based compensation expense, net of taxes	$43,204	$29,537	$24,740

The weighted average grant date fair value of restricted stock units granted during the year ended December 31, 2012 was $48.39. A summary of restricted stock unit activity for the year ended December 31, 2012 is presented below:

	Restricted Stock Units (in 000’s)	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in 000’s)
Outstanding at December 31, 2011	4,435	2.7	$172,553
Granted	1,528
Exercised	(1,550)
Cancelled	(453)

Outstanding at December 31, 2012	3,960	2.6	$194,109

Vested at December 31, 2012	287		$14,081

Deferred Stock Awards and Restricted Stock Awards

The 2004 Plan also provides that certain participants who are executives or members of a select group of highly compensated employees may elect to receive, in lieu of payment in cash or stock of all or any portion of such participant’s cash and/or stock compensation, an award of deferred stock units. A participant electing to receive deferred stock units will be granted automatically, on the effective date of such deferral election, a deferred stock unit award for a number of stock units equal to the amount of the deferred compensation divided by an amount equal to the fair market value of a share of the Company’s common stock on the date of grant. Deferred stock awards are fully vested and expensed when issued, but shares are placed in a deferral account under the Life Technologies Corporation Deferred Compensation Plan (the “Deferred Compensation Plan”), at an eligible employee’s or director’s discretion, until distributed to the employee or director at a future date. The deferred compensation plan provides matching contributions by the Company to the participants, based on the deferred compensation plan agreement, in the form of restricted stock awards. During the years ended December 31, 2012 and 2011, the Company granted restricted stock awards with a total deferred compensation value of $0.6 million and $1.4 million, respectively, which will be recognized over the requisite service period of three years with an applicable forfeiture rate. The restricted stock awards, issued but unvested, are also held in the deferral account, and are subject to a three year cliff vesting. Refer to Note 11 of the Consolidated Financial Statements, “Fair Value of Financial Instruments” for further information on the fair market valuation of the deferred compensation plan assets.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and Cash Equivalents and Marketable Securities

The carrying amounts of financial instruments such as cash equivalents, foreign cash accounts, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, and other current liabilities approximate the related fair values due to the short-term maturities of these instruments. The Company may invest its excess cash into financial instruments that are readily convertible into cash, such as marketable securities, money market funds, corporate notes, government securities, highly liquid debt instruments, time deposits, and certificates of deposit with original maturities of three months or less at the date of purchase. The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. The Company has established guidelines to maintain safety and liquidity for our financial instruments, and the cost of securities sold is based on the specific identification method.

Investments consisted of the following:

(in thousands)	December 31, 2012	December 31, 2011
Short-term
Bank time deposits	$5,726	$26,559

Total short-term investments	5,726	26,559
Long-term
Equity securities	26,677	24,996

Total long-term investments	26,677	24,996

Total investments	$32,403	$51,555

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

Level 2: Quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

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

The following table represents the financial instruments measured at fair value on a recurring basis on the financial statements of the Company subject to ASC Topic 820, Fair Value Measurements and Disclosures and the valuation approach applied to each class of financial instruments:

		Fair Value Measurements at Reporting Date Using
(in thousands) Description	Balance at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Bank time deposits	$5,726	$5,726	$—	$—
Money market funds	3,420	3,420	—	—
Deferred compensation plan assets–mutual funds	25,218	25,218	—	—
Assets-derivative forward exchange contracts	1,597	—	1,597	—

Total assets	$35,961	$34,364	$1,597	$—

Liabilities-derivative forward exchange contracts	9,436	—	9,436	—
Contingent consideration	44,323	—	—	44,323

Total liabilities	$53,759	$—	$9,436	$44,323

At December 31, 2012, the carrying value of the financial instruments measured and classified within Level 1 was based on quoted prices and marked to market.

The Company manages the Life Technologies Corporation Deferred Compensation Plan (the “Deferred Compensation Plan”) that allows eligible directors and employees to defer, on a pre-tax basis, a portion or all of their compensation, bonuses, or director’s fees. As of December 31, 2012, the Company held $25.2 million in deferred compensation plan assets in other assets in its Consolidated Balance Sheet that were invested in mutual funds. The fair market value of the assets held in the Deferred Compensation Plan was based on unadjusted quoted prices in active markets. The Company carries a corresponding deferred compensation liability of $25.2 million as of December 31, 2012 in other long-term obligations in its Consolidated Balance Sheet.

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

Level 3 Fair Value Measurements

Contingent consideration arrangements obligate the Company to pay former owners of an acquired entity if specified future events occur or conditions are met such as the achievement of certain technological milestones, or operational milestones. The Company measures such liabilities using level 3 unobservable inputs, applying the income approach, such as the discounted cash flow technique, or the probability-weighted scenario method. The Company used various key assumptions, such as the probability of achievement on the agreed milestones arrangement and the discount rate, to represent the non-performing risk factors and time value when applying the income approach. The Company continuously monitors the fair value of the contingent considerations, with subsequent revisions reflected in the Statement of Operations in the line items commensurate with the underlying nature of milestone arrangements. For a further discussion on contingent consideration accounting, refer to Note 2 of the Consolidated Financial Statements, “Business Combinations and Divestitures” and Note 6 “Commitments and Contingencies”.

At December 31, 2012, the Company’s level 3 liabilities, or a potential exposure to the existing contingent consideration agreements, individually or collectively, are not considered material and reasonable changes in the unobservable inputs would not be expected to have a significant impact on the Company’s consolidated financial statements.

For financial instrument liabilities with significant Level 3 inputs, the following table summarizes the activity for the year ended December 31, 2012.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Contingent Consideration	Total
Beginning balance at January 1, 2012	$284,753	$284,753
Transfers into Level 3 from business combinations	45,407	45,407
Settlements*	(287,315)	(287,315)
Total unrealized loss included in earnings	1,431	1,431
Foreign currency translation adjustments	47	47

Ending balance at December 31, 2012	$44,323	$44,323

Total amount of unrealized losses for the period included in other comprehensive loss attributable to the change in fair market value of related liabilities still held at the reporting date	$—	$—

*	Includes $282.2 million of Ion Torrent milestone payment. Refer to Note 6 of the Consolidated Financial Statements.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Non-financial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. There were no material non-financial assets and liabilities deemed to be other-than-temporarily impaired and measured at fair value on a nonrecurring basis for 2012. The Company evaluates its investments in equity and debt securities that are accounted for using the equity method or cost method to determine whether an other-than-temporary impairment or a credit loss exists at period end. At December 31, 2012, the Company held an aggregate $26.7 million of long-term investments in equity securities that are accounted for under the cost method. The Company assesses these investments for impairment each quarter, but does not calculate a fair value. Due to the nature of these investments, mainly non-public and early stage companies, the Company believes calculating a fair value not to be practicable. In the event the Company identified an indicator of impairment, the assessment of fair value would be based on all available factors, and may include valuation methodologies using level 3 unobservable inputs, which include discounted cash flows, estimates of sales proceeds, net investment values and appraisals, as appropriate. At December 31, 2012, the Company determined that no event or change in circumstances had occurred that had a significant adverse effect on the fair value of the cost method investments during 2012, and accordingly no material impairment charges were recorded during the period.

Foreign Currency and Derivative Financial Instruments

The Company translates the financial statements of its foreign subsidiaries using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. Net gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany receivables and payables of a long-term investment nature are recorded as a separate component of stockholders’ equity. These adjustments will affect net income only upon sale or liquidation of the underlying investment in a foreign subsidiary. The cumulative translation adjustments included in accumulated other comprehensive income were a net cumulative gain of $162.3 million and $147.0 million at December 31, 2012 and 2011, respectively.

Some of the Company’s reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in currency exchange rates from the point at which the transactions are originated until the settlement in cash. Both realized and unrealized gains and losses in the value of these receivables and payables are included in the determination of net income. Net currency exchange gains (losses) recognized on business transactions, net of hedging transactions, were $(2.5) million, $(8.3) million and $0.4 million for the years ended December 31, 2012, 2011 and 2010, respectively, and are included in other income (expense) in the Consolidated Statements of Operations.

To manage the foreign currency exposure risk, the Company uses derivatives for activities in entities that have receivables and payables denominated in a currency other than the entity’s functional currency. Realized and unrealized gains or losses on the value of financial contracts entered into to hedge the exchange rate exposure of these receivables and payables are also included in the determination of net income as they have not been designated for hedge accounting under ASC Topic 815, Derivatives and Hedging. These contracts, which settle in January 2013 through May 2013, effectively fix the exchange rate at which these specific receivables and payables will be settled in, so that gains or losses on the forward contracts offset the gains or losses from changes in the value of the underlying receivables and payables. At December 31, 2012, the Company had a notional principal amount of $987.0 million in foreign currency forward contracts outstanding to hedge currency risk relative to our foreign receivables and payables.

The Company’s international operating units conduct business in, and have functional currencies that differ from the parent entity, and therefore, the ultimate conversion of these sales to cash in United States dollars is subject to fluctuations in foreign currency. The Company assesses the appropriate risk management strategy, including hedging, to limit this exposure on the Company’s Consolidated Statements of Operations and Comprehensive Income and Consolidated Statements of Cash Flows from changes in currency exchange rates. Upon entering derivative transactions, when the United States dollar strengthens significantly against foreign currencies, the decline in the United States dollar value of future foreign currency revenue is offset by gains in the value of the forward contracts designated as hedges. Conversely, when the United States dollar weakens, the opposite occurs. The Company’s currency exposures vary, but are primarily concentrated in the euro, British pound, and Japanese yen. At December 31, 2012 and 2011, the Company did not have any foreign currency forward contracts outstanding to hedge foreign currency revenue risk under ASC Topic 815, Derivatives and Hedging. The Company will continuously monitor the impact of foreign currency risk upon the financial results as part of the Company’s risk management program and at management’s discretion may enter into derivative transactions.

During the year ended December 31, 2011, the Company used foreign currency forward contracts to mitigate foreign currency risk on forecasted foreign currency intercompany sales. The change in fair value prior to their maturity was accounted for as a cash flow hedge, and recorded in other comprehensive income, net of tax, in the Consolidated Balance Sheets according to ASC Topic 815, Derivatives and Hedging. The Company reclassed deferred gains or losses reported in accumulated other comprehensive income into revenue when the consolidated earnings were impacted, which for intercompany sales were when the inventory was sold to a third-party. For intercompany sales hedging, the Company used an inventory turnover ratio for each international operating unit to align the timing of a hedged item and a hedging instrument to impact the Consolidated Statements of Operations during the same reporting period. During the year ended December 31, 2011, the Company did not have any material losses or gains related to the ineffective portion of its hedging instruments in other income/(expense) in the Consolidated Statements of Operations. No hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring for foreign currency forward contacts.

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

The following table summarizes the fair values of derivative instruments at December 31, 2012 and 2011:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in thousands)	Balance Sheet Location	December 31, 2012	December 31, 2011	Balance Sheet Location	December 31, 2012	December 31, 2011
Derivatives instruments not designated as cash flow hedges
Forward exchange contracts	Other current assets	$1,597	$21,340	Other current liabilities	$9,436	$1,838

Total derivatives		$1,597	$21,340		$9,436	$1,838

The following table summarizes the effect of derivative instruments on the Consolidated Statements of Operations for the years ended December 31, 2012 and 2011:

	Year ended December 31, 2012			Year ended December 31, 2011
	Amount of (Gain)/Loss Recognized in OCI	Location of Gain/(Loss) Reclassified from AOCI into Income	Amount of Gain/(Loss) Reclassified from AOCI into Income	Amount of (Gain)/Loss Recognized in OCI	Location of Gain/(Loss) Reclassified from AOCI into Income	Amount of Gain/(Loss) Reclassified from AOCI into Income
(in thousands)	Effective Portion			Effective Portion
Derivatives instruments designated and qualified as cash flow hedges
Foreign exchange contracts	$—	Revenue	$—	$19,462	Revenue	$(64,116)
Forward starting interest rate swap contracts	—	Interest expense	583	—	Interest expense	583

Total derivatives	$—		$583	$19,462		$(63,533)

	Year ended December 31, 2012		Year ended December 31, 2011
(in thousands)	Location of (Gain)/Loss Recognized in Income	Amount of (Gain)/Loss Recognized inIncome	Location of (Gain)/Loss Recognized in Income	Amount of (Gain)/Loss Recognizedin Income
Derivatives instruments not designated as cash flow hedges
Forward exchange contracts	Other (income) expense	$10,717	Other (income) expense	$2,319

Total derivatives		$10,717		$2,319

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

Our derivatives instruments have an element of risk in that the counterparties may be unable to meet the terms of the agreements. We attempt to minimize this risk by limiting the counterparties to a diverse group of highly-rated domestic and international financial institutions. In the event of non-performance by these counterparties, the asset position carrying values of our financial instruments represent the maximum amount of loss we could incur as of December 31, 2012. However, we do not expect to record any losses as a result of counterparty default in the foreseeable future. We do not require and are not required to pledge collateral for these financial instruments. The Company does not use derivative financial instruments for speculation or trading purposes or for activities other than risk management and we are not a party to leveraged derivatives. In addition, we do not carry any master netting arrangements to mitigate the credit risk. The Company continually evaluates the costs and benefits of its hedging program.

Debt Obligations

The Company has certain financial instruments in which the carrying value does not equal the fair value. The estimated fair value of the senior notes and the convertible senior was determined by using observable market information (level 1 inputs).

The fair value and carrying amounts of the Company’s debt obligations were as follows:

	Fair Value		Carrying Amounts
(in thousands)	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
3.375% Senior Notes (principal due 2013)	$251,320	$253,813	$249,993	$249,953
4.400% Senior Notes (principal due 2015)	533,965	530,880	499,235	498,906
3.500% Senior Notes (principal due 2016)	421,864	403,896	399,598	399,477
6.000% Senior Notes (principal due 2020)	895,590	847,725	748,815	748,686
5.000% Senior Notes (principal due 2021)	454,912	421,752	398,508	398,363
1 1/2% Convertible Senior Notes (principal due 2024)	—	450,000	—	448,304

For details on the carrying amounts of the long-term debt obligations, refer to Note 5 of the Consolidated Financial Statements, “Long-Term Debt”.

12. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information for the years ended December 31, 2012, 2011, and 2010 is as follows:

(in thousands)	2012	2011	2010
Cash paid for interest	$115,825	$109,859	$85,262

Cash paid for income taxes	$267,695	$212,446	$189,304

13. QUARTERLY FINANCIAL DATA

(in thousands, except per share data) (unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Revenue	$939,114	$949,309	$911,183	$998,904
Gross profit	553,327	544,989	478,486	557,675
Net income attributable to Life Technologies	$132,639	$122,354	$65,857	$110,006
Net income per common share attributable to Life Technologies;
Basic	$0.74	$0.69	$0.38	$0.64
Diluted	$0.72	$0.67	$0.37	$0.63
2011
Revenue	$895,893	$941,135	$928,198	$1,010,445
Gross profit	519,040	524,584	539,235	527,117
Net income attributable to Life Technologies	$93,687	$95,466	$96,271	$93,068
Net income per common share attributable to Life Technologies;
Basic	$0.52	$0.53	$0.54	$0.52
Diluted	$0.50	$0.52	$0.52	$0.51

14. SUBSEQUENT EVENTS

Since December 31, 2012, the Company has repurchased 2.0 million shares of its common stock under the July 2012 program (under which the Board of Directors authorized management to repurchase up to $750.0 million of common stock) at a cost of $104.9 million. The cost of repurchased shares is included in treasury stock and reported as a reduction in total equity when a repurchase occurs.

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

Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Securities Exchange Act, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of December 31, 2012 the end of the period covered by this report.

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

Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on management’s assessment and the COSO criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on our internal control over financial reporting. Ernst & Young LLP’s report appears below under this Item 9A and expresses an unqualified opinion on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To The Board of Directors and the Stockholders of Life Technologies Corporation:

We have audited Life Technologies Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Life Technologies Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Life Technologies Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Life Technologies Corporation as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012 of Life Technologies Corporation and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Diego, California

February 27, 2013

ITEM 9B.  Other Information

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Information required by this Item relating to our executive officers appears under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, which information is incorporated herein by reference. Information required by this Item relating to our directors and the Committees of our Board of Directors is incorporated by reference to our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders under the heading “Election of Directors”. Information about Section 16 reporting compliance is incorporated by reference to the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance”. Information regarding our code of ethics, which we call our Protocol, is incorporated by reference to the Proxy Statement under the heading “The Life Technologies Protocol”. The Life Technologies Protocol is also available on our website at www.lifetechnologies.com.

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

3.	List of exhibits filed with this Annual Report on Form 10-K: For a list of exhibits filed with this Form 10-K, refer to the exhibit index beginning on page 111.

(b)	Exhibits: For a list of exhibits filed with this Annual Report on Form 10-K, refer to the exhibit index beginning on page 111.

(c)	Financial Statement Schedules: Schedule II—Valuation and Qualifying Accounts (see next page).

Schedule II—Valuation and Qualifying Accounts

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands)	Balance at Beginning of Period	Net Additions Charged (Credited) to Expense	Additions Acquired (Excess Reserve Reductions) from Business Combinations	Deductions	Foreign Currency Effect on Translation	Balance at End of Period
Allowance for Inventory Accounts
Year ended December 31, 2012	$88,736	$17,904	$—	$(17,436)	$(169)	$89,035
Year ended December 31, 2011	92,361	14,723	—	(18,059)	(289)	88,736
Year ended December 31, 2010	106,348	1,581	187	(16,272)	517	92,361

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFE TECHNOLOGIES CORPORATION

Date: February 27, 2013	By:	/s/ GREGORY T. LUCIER
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/S/ GREGORY T. LUCIER Gregory T. Lucier	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2013

/S/ DAVID F. HOFFMEISTER David F. Hoffmeister	Chief Financial Officer (Principal Financial Officer)	February 27, 2013

/S/ KELLI A. RICHARD Kelli A. Richard	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2013

/S/ GEORGE F. ADAM, JR. George F. Adam, Jr.	Director	February 27, 2013

/S/ RAYMOND V. DITTAMORE Raymond V. Dittamore	Director	February 27, 2013

/S/ DONALD W. GRIMM Donald W. Grimm	Director	February 27, 2013

/S/ BALAKRISHNAN S. IYER Balakrishnan S. Iyer	Director	February 27, 2013

/S/ ARNOLD J. LEVINE, PH.D. Arnold J. Levine, Ph.D.	Director	February 27, 2013

/S/ BRADLEY G. LORIMIER Bradley G. Lorimier	Director	February 27, 2013

SIGNATURE	TITLE	DATE

/S/ RONALD A. MATRICARIA Ronald A. Matricaria	Director	February 27, 2013

/s/ ORA H. PESCOVITZ, M.D. Ora H. Pescovitz, M.D.	Director	February 27, 2013

/s/ PER A. PETERSON, PH.D. Per A. Peterson, Ph.D.	Director	February 27, 2013

/s/ DAVID C. U’PRICHARD, PH.D. David C. U’Prichard, Ph.D.	Director	February 27, 2013

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

2.1	Agreement and Plan of Merger by and among Invitrogen Corporation, Atom Acquisition, LLC and Applera Corporation dated as of June 11, 2008.(1)

2.2	Amendment No. 1 to Agreement and Plan of Merger by and among Invitrogen Corporation, Atom acquisition, LLC and Applied Biosystems Inc., dated as of September 9, 2008.(2)

2.3	Amendment No. 2 to Agreement and Plan of Merger by and among Invitrogen Corporation, Atom acquisition, LLC and Applied Biosystems Inc., dated as of October 15, 2008.(3)

3.1	Restated Certificate of Incorporation of Life Technologies.(4)

3.2	Seventh Amended and Restated Bylaws of Life Technologies.(4)

4.1	Specimen Common Stock Certificate.(5)

4.2

2% Convertible Senior Notes Due 2023, Registration Rights Agreement, by and among Life Technologies and UBS Securities LLC and Credit Suisse First Boston LLC, as Initial Purchasers, dated August 1, 2003.(6)

4.3	Indenture, by and between Life Technologies and U.S. Bank National Association, dated August 1, 2003.(6)

4.4

1  1/2% Convertible Senior Notes Due 2024, Registration Rights Agreement, by and among Life Technologies and UBS Securities LLC and Bear Stearns & Co Inc., as Initial Purchasers, dated February 19, 2004.(7)

4.5	Indenture, by and between Life Technologies and U.S. Bank National Association, dated February 19, 2004.(7)

4.6	Indenture, by and between Life Technologies and U.S. Bank National Association, dated as of December 14, 2004.(8)

4.7

3.25% Convertible Senior Notes Due 2025, Registration Rights Agreement, by and among Life Technologies and UBS Securities LLC and Banc of America Securities LLC., as Initial Purchasers, dated June 20, 2005.(9)

4.8	3.25% Convertible Senior Notes Due 2025, Indenture, by and between Life Technologies and U.S. Bank National Association, dated June 20, 2005.(9)

4.9	Indenture between Life Technologies and U.S. Bank National Association., as trustee, dated as of February 19, 2010.(10)

4.10

First Supplemental Indenture between Life Technologies and U.S. Bank National Association., as trustee, dated as of February 19, 2010, including the forms of the Life Technologies 3.375% Senior Notes due 2013, 4.400% Senior Notes due 2015 and 6.000% Senior Notes due 2020.(10)

4.11

Second Supplemental Indenture between Life Technologies and U.S. Bank National Association., as trustee, dated as of December 14, 2010, including the forms of the Life Technologies 3.50% Senior Notes due 2016 and 5.00% Senior Notes due 2021.(42)

10.1	Form of Indemnification Agreement for directors and executive officers.(11)

10.2	1997 Stock Option Plan, as amended, and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder.(11)(*)

10.3	1998 Employee Stock Purchase Plan, as amended, and form of subscription agreement thereunder.(11)(36)(*)

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

10.4	The Perkin-Elmer Corporation Supplemental Retirement Plan effective as of August 1, 1979, as amended through October 1, 1996.(12)(*)

10.5	Rights Agreement, by and between Invitrogen and Fleet National Bank Rights Agent, dated February 27, 2001.(13)

10.6	2000 Nonstatutory Stock Option Plan, as amended and restated on July 19, 2001.(14)(*)

10.7	Amended and Restated 401(k) Plan, effective as of January 1, 2002.(15)(*)

10.8	Deferred Compensation Plan, as amended and restated effective as of April 28, 2010.(37)(*)

10.9	NSO Agreement by and between Invitrogen Corporation and Gregory T. Lucier, dated as of May 30, 2003.(16)(*)

10.10	Amended and Restated Employment Agreement by and between Life Technologies and Gregory T. Lucier, effective as of February 24, 2010.(39)(*)

10.11	Indemnification Agreement by and between Invitrogen Corporation and Gregory T. Lucier, dated as of May 26, 2003.(17)

10.12	Restricted Stock Agreement by and between Invitrogen Corporation and Nicholas Barthelemy, dated as of March 10, 2004.(7)(*)

10.13	Excess Benefit Plan, as amended and restated effective July 1, 2004.(18)(*)

10.14	Executive Health Plan.(19)(*)

10.15	Financial Planning Benefit Plan.(19)(*)

10.16	Supplemental Long Term Disability Plan.(19)(*)

10.17	Invitrogen Corporation Deferred Stock Unit Plan.(19)(*)

10.18	Employment Agreement by and between Invitrogen Corporation and David F. Hoffmeister, effective October 13, 2004.(20)(*)

10.19	Notice of Grant and Incentive Stock Option Agreement by and between Invitrogen Corporation and David F. Hoffmeister, effective October 13, 2004.(20)(*)

10.20	Notice of Grant and Nonstatutory Stock Option Agreement by and between Invitrogen Corporation and David F. Hoffmeister, effective October 13, 2004.(20)(*)

10.21	Notice of Grant and Restricted Stock Unit Agreement by and between Invitrogen Corporation and David F. Hoffmeister, dated 13, 2004.(20)(*)

10.22	Indemnification Agreement by and between Invitrogen Corporation and David F. Hoffmeister, dated as of October 13, 2004.(20)

10.23	Form of Director Stock Option Agreement pursuant to the Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan.(21)(*)

10.24	Form of Director Stock Award Agreement pursuant to the Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan.(21)(*)

10.25	Summary of Life Technologies Corporation Mid-Term Incentive Compensation Plan.(22)(*)

10.26	Form of Non-Employee Director Stock Option Agreement under Invitrogen Corporation 2005 Incentive Plan.(23)(*)

10.27	Form of Non-Employee Director Restricted Stock Unit Agreement Invitrogen Corporation 2005 Incentive Plan.(23)(*)

10.28	Summary of Non-Employee Director Compensation Program.(23)(*)

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

10.29	Form of Non-Qualified Stock Option Agreement for executive officers pursuant to The Perkin-Elmer Corporation 1997 Stock Incentive Plan.(24)(*)

10.30	Form of Non-Qualified Stock Option Agreement for executive officers pursuant to the Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan.(24)(*)

10.31	Form of Incentive Stock Option Agreement for executive officers pursuant to the Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan.(24)(*)

10.32	Form of Restricted Stock Bonus Agreement for executive officers pursuant to the Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan.(24)(*)

10.33	Letter Agreement by and between Invitrogen Corporation and Peter M. Leddy, effective July 5, 2005.(25)(*)

10.34	Change-in-Control Agreement by and between Invitrogen Corporation and Peter M. Leddy, dated as of July 5, 2005.(25)(*)

10.35	Indemnification Agreement by and between Invitrogen Corporation and Peter M. Leddy, dated as of July 5, 2005.(25)

10.36

Form of Restricted Stock Unit Award Agreement for awards to executive officers pursuant to the Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan relating to performance during the 2006 through 2009 fiscal years.(26)(*)

10.37	Amendment, dated as of November 17, 2005, to the Deferred Compensation Plan.(26)(*)

10.38	Form of Incentive Stock Option Agreement under 2004 Equity Incentive Plan.(27)(*)

10.39	Form of Nonstatutory Stock Option Agreement under 2004 Equity Incentive Plan.(27)(*)

10.40	Form of Restricted Stock Units Agreement under 2004 Equity Incentive Plan.(27)(*)

10.41

Form of Restricted Stock Unit Award Agreement for awards to executive officers pursuant to the Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan that vest based on performance.(28)(*)

10.42

Form of Performance Share Award Agreement for executive officers pursuant to the Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan relating to performance during the 2007 through 2009 fiscal years.(29)(*)

10.43	Supplemental Executive Retirement Plan effective as of December 31, 2005, as amended and restated as of August 28, 2006.(29)(*)

10.44	Amendment to Supplemental Executive Retirement Plan, effective as of January 1, 2010.(41)(*)

10.45	Form of Change-in-Control Agreement for executive officers employed between February 28, 2007 and September 1, 2008.(29)(*)

10.46	Form of Amended and Restated Change-in-Control Agreement for the Chief Executive Officer.(30)(*)

10.47	Form of Change-in-Control Agreement for executive officers employed on or before February 28, 2007.(30)(*)

10.48	Form of Non-Qualified Stock Option Agreement for executive officers pursuant to the Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan, as amended on October 19, 2006.(31)(*)

10.49	Notice of Grant of Performance Shares.(32)(*)

10.50	Performance Share Award Agreement.(32)(*)

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

10.51

Commitment Letter dated as of June 11, 2008, among Bank of America, N.A., Banc of America Securities LLC, UBS Loan Finance LLC, UBS Securities LLC, Morgan Stanley Senior Funding Inc. and Invitrogen Corporation.(1)

10.52	Form of Change-in-Control Agreement for executive officers employed after September 1, 2008.(33)(*)

10.53

Credit Agreement, dated as of February 14, 2012, among Life Technologies Corporation, as the Borrower, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.(44)

10.54	Pledge Agreement, dated as of November 21, 2008, among Life Technologies, as the Guarantor, the guarantors from time to time party thereto, and Bank of America, N.A., as Collateral Agent.(34)

10.55	Security Agreement, dated as of November 21, 2008, among Life Technologies, as the Guarantor, the guarantors from time to time party thereto, and Bank of America, N.A., as Collateral Agent.(34)

10.56	Employment Agreement between Life Technologies Corporation and Mark P. Stevenson, dated November 20, 2008.(34)(*)

10.57	Limited Waiver and Release of Rights to Terminate for Good Reason Under the Change-in-Control Agreement between Life Technologies Corporation and David F. Hoffmeister, dated November 21, 2008.(34)(*)

10.58	Limited Waiver and Release of Rights to Terminate for Good Reason Under the Change-in-Control Agreement between Life Technologies Corporation and Peter M. Leddy, Ph.D, dated November 21, 2008.(34)(*)

10.59	Limited Waiver and Release of Rights to Terminate for Good Reason Under the Change-in-Control Agreement between Life Technologies Corporation and Claude D. Benchimol, dated November 21, 2008.(34)(*)

10.60	Limited Waiver and Release of Rights to Terminate for Good Reason Under the Change-in-Control Agreement between Life Technologies Corporation and Nicolas M. Barthelemy, dated November 21, 2008.(34)(*)

10.61	Amendment to Change-in-Control Agreement between Life Technologies Corporation and David F. Hoffmeister, dated November 21, 2008.(34)(*)

10.62	Amendment to Change-in-Control Agreement between Life Technologies Corporation and Peter M. Leddy, Ph.D, dated November 21, 2008.(34)(*)

10.63	Amendment to Change-in-Control Agreement between Life Technologies Corporation and Claude D. Benchimol, dated November 21, 2008.(34)(*)

10.64	Amendment to Change-in-Control Agreement between Life Technologies Corporation and Nicolas M. Barthelemy, dated November 21, 2008.(34)(*)

10.65	Executive Officer Severance Plan and Summary Plan Description. (34)(*)

10.66	Agreement Regarding Chief Financial Officer Compensation. (34)(*)

10.67	Agreement Regarding Named Executive Officer Compensation. (34)(*)

10.68	Agreement Regarding Chief Executive Officer Compensation.(34)(*)

10.69	The Perkin-Elmer Corporation 1997 Stock Incentive Plan.(35)(*)

10.70	Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan, effective October 21, 2004.(35)(*)

10.71	Amended and Restated 1993 Director Stock Purchase and Deferred Compensation Plan.(35)(*)

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

10.72	PE Corporation/PE Biosystems Group 1999 Stock Incentive Plan.(35)(*)

10.73	Life Technologies Corporation Amended and Restated 1999 Stock Incentive Plan.(35)(*)

10.74	Life Technologies Corporation Amended and Restated 1999 Employee Stock Purchase Plan.(36)(*)

10.75	Life Technologies Corporation 2009 Equity Incentive Plan.(36)(*)

10.76	Life Technologies Corporation 2010 Incentive Compensation Plan.(37)(*)

10.77	Form of Non-employee Director Restricted Stock Unit Award Agreement under 2009 Equity Incentive Plan.(37)(*)

10.78	Consulting Agreement between William S. Shanahan and Life Technologies Corporation, dated as of June 30, 2010.(38)(*)

10.79	Form of Restricted Stock Unit Award Agreement under 2009 Equity Incentive Plan.(38)(*)

10.80	Confidential Separation Agreement and General Release of All Claims, dated October 24, 2011, between the Company and Bernd Brust.(40)(*)

10.81	Consulting Agreement, dated October 24, 2011, between the Company and Bernd Brust.(40)(*)

10.82	Form of Stock Option Grant Notice and Stock Option Agreement under 2009 Equity Incentive Plan (43)(*)

10.83

Form of Performance Unit Award Grant Notice and Performance Unit Award Agreement, between Life Technologies Corporation and Gregory T. Lucier under the Life Technologies Corporation 2009 Equity Incentive Plan.(45)(*)

10.84	Form of Performance Unit Award Grant Notice and Performance Unit Award Agreement under the Life Technologies Corporation 2009 Equity Incentive Plan.(45)(*)

10.85	Form of Time Sharing Agreement that may be entered into from time to time with certain of our Executive Officers. (+)

21.1	List of Subsidiaries(+)

23.1	Consent of Independent Registered Public Accounting Firm(+)

31.1	Certification of Chief Executive Officer(+)

31.2	Certification of Chief Financial Officer(+)

32.1	Certification of Chief Executive Officer(+)

32.2	Certification of Chief Financial Officer(+)

101. INS	XBRL Instance Document (**)(+)

101. SCH	XBRL Taxonomy Extension Schema (**)(+)

101. CAL	XBRL Taxonomy Extension Calculation Linkbase (**)(+)

101. DEF	XBRL Taxonomy Extension Definition Linkbase (**)(+)

101. LAB	XBRL Taxonomy Extension Labels Linkbase (**)(+)

101. PRE	XBRL Taxonomy Extension Presentation Linkbase (**)(+)

(*)	Management contract or compensatory plan or arrangement.

(**)	Furnished, not filed.

(+)	Filed herewith.

(1)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on June 16, 2008 (File No. 000-25317).

(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on September 10, 2008 (File No. 000-25317).

(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on October 15, 2008 (File No. 000-25317).

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 28, 2011 (File No. 000-25317).

(5)	Incorporated by reference to Registrant’s Registration Statement on Form S-1, filed on December 10, 1998 (File No. 333-68665).

(6)	Incorporated by reference to Registrant’s Registration Statement on Form S-3, filed on October 29, 2003. (File No. 333-110060).

(7)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2004 (File No. 000-25317).

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004 (File No. 000-25317), as amended.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on June 24, 2005 (File No. 000-25317).

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 19, 2010 (File No. 000-25317).

(11)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, filed on December 10, 1998 (File No. 333-68665).

(12)	Incorporated by reference to the Annual Report of Applied Biosystems Inc. on Form 10-K for the Year Ended June 30, 2000 (File No. 001-04389).

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 30, 2001 (File No. 000-25317).

(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2001 (File No. 000-25317).

(15)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2001 (File No. 000-25317), as amended.

(16)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, filed on May 30, 2003 (File No. 333-105730).

(17)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2003 (File No. 000-25317).

(18)	Incorporated by reference to the Annual Report of Applied Biosystems Inc. on Form 10-K for the Year Ended June 30, 2004 (File No. 001-04389).

(19)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2004. (File No. 000-25317).

(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 18, 2004 (File No. 000-25317).

(21)	Incorporated by reference to the Current Report of Applied Biosystems Inc. on Form 8-K, filed on October 27, 2004 (File No. 001-04389).

(22)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on January 31, 2005 (File No. 000-25317).

(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 14, 2005 (File No. 000-25317).

(24)	Incorporated by reference to Exhibit 10.4.2 to Annual Report of Applied Biosystems Inc. on Form 10-K for the Year Ended June 30, 2005 (File No. 001-04389).

(25)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 11, 2005 (File No. 000-25317).

(26)	Incorporated by reference to the Quarterly Report of Applied Biosystems Inc. on Form 10-Q for the Quarterly Period Ended December 31, 2005 (File No. 001-04389).

(27)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 27, 2006 (File No. 000-25317).

(28)	Incorporated by reference to the Annual Report of Applied Biosystems Inc. on Form 10-K for the Year Ended June 30, 2006 (File No. 001-04389).

(29)	Incorporated by reference to the Quarterly Report of Applied Biosystems Inc. on Form 10-Q for the Quarterly Period Ended September 30, 2006 (File No. 001-04389).

(30)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 2, 2007 (File No. 000-25317).

(31)	Incorporated by reference to the Quarterly Report of Applied Biosystems Inc. on Form 10-Q for the Quarterly Period Ended March 31, 2007 (File No. 001-04389).

(32)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on August 1, 2007 (File No. 000-25317).

(33)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 4, 2008 (File No. 000-25317).

(34)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 28, 2008 (File No. 000-25317).

(35)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, filed on December 2, 2008 (File No. 333-155809).

(36)	Incorporated by reference to the Registrant’s Proxy Statement, filed on March 20, 2009 (File No. 000-25317).

(37)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on May 3, 2010 (File No. 000-25317).

(38)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on June 30, 2010 (File No. 000-25317).

(39)	Incorporated by reference to Registrant’s Annual Report on Form 10-K, filed on February 25, 2011 (File No. 000-25317).

(40)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on October 26, 2011 (File No. 000-25317).

(41)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed December 18, 2009 (File No. 000-25317).

(42)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 14, 2010 (File No. 000-25317).

(43)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2012 (File No. 000-25317).

(44)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 14, 2012 (File No. 000-25317).

(45)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 27, 2012 (File No. 000-25317).