Form 10-Q
period 2013-03-31
Life Technologies Corp
filed 2013-05-02
CIK 1073431

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    or    No  ☒

As of May 1, 2013, 172,077,175 shares of the Registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

LIFE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$261,791	$255,547
Short-term investments	16,084	5,726
Restricted cash	14,737	15,096
Trade accounts receivable, net of allowance for doubtful accounts of $15,451 and $14,336, respectively	691,679	697,228
Inventories, net	407,455	403,488
Deferred income tax assets	111,611	105,422
Prepaid expenses and other current assets	166,105	142,732

Total current assets	1,669,462	1,625,239

Long-term investments	29,266	26,677
Property and equipment, net	771,420	844,692
Goodwill	4,497,298	4,503,392
Intangible assets, net	1,461,585	1,525,823
Deferred income tax assets	19,671	23,008
Other assets	90,346	89,234

Total assets	$8,539,048	$8,638,065

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$4,048	$253,214
Short-term borrowings	324,004	100,000
Accounts payable	175,537	186,569
Deferred compensation and related benefits	142,883	194,489
Deferred revenues and reserves	113,764	114,558
Contingent considerations	16,094	16,738
Accrued expenses and other current liabilities	240,802	297,904
Accrued income taxes	53,984	28,879

Total current liabilities	1,071,116	1,192,351

Long-term debt	2,068,979	2,060,855
Pension liabilities	203,815	209,607
Deferred income tax liabilities	284,839	287,423
Income taxes payable	91,110	106,419
Other long-term obligations	132,868	127,947

Total liabilities	3,852,727	3,984,602

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.01 par value, 6,405,884 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value, 400,000,000 shares authorized; 221,200,287 and 218,741,855 shares issued, respectively	2,212	2,187
Additional paid-in-capital	5,819,030	5,731,568
Accumulated other comprehensive income	15,082	59,070
Retained earnings	1,463,042	1,341,846
Less cost of treasury stock; 49,821,451 shares and 47,503,208 shares, respectively	(2,613,742)	(2,481,990)

Total Life Technologies stockholders’ equity	4,685,624	4,652,681
Non-controlling interest	697	782
Total equity	4,686,321	4,653,463

Total liabilities and equity	$8,539,048	$8,638,065

See accompanying notes for additional information.

LIFE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	For the three months ended March 31,
(Unaudited)	2013	2012
Revenues	$962,512	$939,114
Cost of revenues	326,014	313,681
Purchased intangibles amortization	72,380	72,106

Gross profit	564,118	553,327

Operating expenses:
Selling, general and administrative	271,216	253,398
Research and development	83,546	88,598
Business integration costs	26,689	14,266

Total operating expenses	381,451	356,262

Operating income	182,667	197,065

Other income (expense):
Interest income	471	764
Interest expense	(29,365)	(35,738)
Other expense	(2,476)	(5,716)

Total other expense, net	(31,370)	(40,690)

Income before provision for income taxes	151,297	156,375
Income tax provision	(30,188)	(23,736)

Net income	121,109	132,639
Net loss attributable to noncontrolling interests	87	—

Net income attributable to Life Technologies	$121,196	$132,639

Earnings per common share attributable to Life Technologies stockholders:
Basic	$0.71	$0.74
Diluted	$0.69	$0.72
Weighted average shares used in per share calculations:
Basic	170,807	178,873
Diluted	174,481	183,113
Total comprehensive income	$77,123	$147,992
Comprehensive loss attributable to noncontrolling interests	85	—

Total comprehensive income attributable to Life Technologies	$77,208	$147,992

See accompanying notes to unaudited consolidated financial statements.

LIFE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the three months ended March 31,
	2013	2012
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$121,109	$132,639
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of businesses acquired and divested:
Depreciation	30,813	31,459
Amortization of intangible assets	75,971	73,547
Amortization of deferred debt issuance costs	928	5,006
Amortization of deferred revenue fair market value adjustment	341	365
Share-based compensation expense	16,508	19,050
Incremental tax benefits from stock options exercised and restricted stock distributions	(7,823)	(1,806)
Deferred income taxes	(22,490)	(102,952)
Loss on sales and disposal of assets	29,842	2,584
Debt discount amortization and other non-cash interest expense	193	1,883
Other noncash adjustments	(17,618)	5,080
Changes in operating assets and liabilities:
Trade accounts receivable	(10,115)	(22,100)
Inventories	(11,754)	(18,588)
Prepaid expenses and other current assets	(13,226)	7,492
Other assets	(3,548)	(2,076)
Accounts payable	(3,982)	(14,236)
Accrued expenses and other liabilities	(75,157)	(136,625)
Income taxes	37,424	106,675
Currency impact on intercompany settlements	(12,697)	16,519

Net cash provided by operating activities	134,719	103,916

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(14,564)	(922)
Net cash paid for business combinations	(25,729)	(28,359)
Net cash paid for asset purchases	(3,218)	—
Purchases of property and equipment	(23,606)	(25,334)
Net cash paid for divestiture of equity investment	—	(10,136)
Proceeds from sales of assets	36,729	328

Net cash used in investing activities	(30,388)	(64,423)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term obligations	(250,000)	(450,000)
Principal payments on short-term obligations	(267,000)	(75,000)
Proceeds from short-term obligations	491,000	200,000
Issuance cost payments on long-term obligations	—	(2,356)
Cash paid for business combination milestones	(1,815)	(162,349)
Incremental tax benefits from stock options exercised and restricted stock distributions	7,823	1,806
Proceeds from sale of common stock	51,602	18,099
Capital lease payments	(1,152)	(565)
Purchase of treasury stock	(125,804)	(193,007)

Net cash used in financing activities	(95,346)	(663,372)
Effect of exchange rate changes on cash	(2,741)	4,129

Net increase/(decrease) in cash and cash equivalents	6,244	(619,750)
Cash and cash equivalents, beginning of period	255,547	838,762

Cash and cash equivalents, end of period	$261,791	$219,012

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

In the opinion of management, the accompanying unaudited consolidated financial statements for the periods presented reflect all adjustments, which are normal and recurring, necessary to fairly state the financial position, results of operations and cash flows. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on February 28, 2013.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Life Technologies Corporation and its majority owned or controlled subsidiaries, collectively referred to as either Life Technologies or the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. When there is a portion of equity in an acquired subsidiary not attributable, directly or indirectly, to the parent, the Company records the fair value of the noncontrolling interests at the acquisition date and classifies the amounts attributable to noncontrolling interests separately in equity in the Company’s Consolidated Financial Statements. Any subsequent changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary are accounted for as equity transactions.

For purposes of these Notes to Consolidated Financial Statements, gross profit is defined as revenues less cost of revenues and purchased intangibles amortization and gross margin is defined as gross profit divided by revenues. Operating income is defined as gross profit less operating expenses and operating margin is defined as operating income divided by revenues.

Long-Lived Assets

The Company periodically re-evaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of its long-lived assets. The criteria used for these evaluations include management’s estimate of the asset’s continuing ability to generate income from operations and positive cash flow in future periods as well as the strategic significance of any intangible asset to the Company’s business objectives. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets, which is determined by applicable market prices, when available. The Company did not recognize a significant impairment during the period other than that of the property sold which resulted in $28.3 million loss during the three months ended March 31, 2013. The loss was recognized as a result of the Company making the decision to move out of existing acquired facilities into a new facility in the current quarter.

Business Combinations

The Company has completed acquisitions that were not considered individually or collectively material to the overall consolidated financial statements and the results of the Company’s operations. These acquisitions have been included in the consolidated financial statements from the respective dates of the acquisitions. The Company recognizes the assets acquired, liabilities assumed, and any noncontrolling interest at fair value at the date of acquisition. Certain acquisitions contain contingent consideration arrangements that require the Company to assess the acquisition date fair value of the contingent consideration liabilities, which is recorded as part of the purchase consideration of the acquisition. The Company continuously assesses and adjusts the fair value of the contingent consideration liabilities, if necessary, until the settlement or expiration of the contingency occurs. For additional details on the carrying value and potential future obligations under these arrangements, refer to Note 5 of the Consolidated Financial Statements, “Commitments and Contingencies”.

The Company also incurs various costs related to business combination and integration activities. These activities include restructuring and integrating acquired entities, aligning acquired and existing operations through business transformation activities and costs associated with divesting entities. Costs related to these activities are recorded as “Business integration costs” in the Consolidated Statement of Operations and Comprehensive Income.

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

Computation of Earnings Per Share

Basic earnings per share was computed by dividing net income attributable to Life Technologies by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur from the following items:

•	Convertible senior notes where the effect of those securities is dilutive;

•	Dilutive stock options and restricted stock units; and

•	Dilutive Employee Stock Purchase Plan (ESPP).

Computations for basic and diluted earnings per share are as follows:

(in thousands, except per share data) (unaudited)	Net Income Attributable to Life Technologies (Numerator)	Shares (Denominator)	Earnings Per Share
Three Months Ended March 31, 2013
Basic earnings per share:
Net income attributable to Life Technologies	$121,196	170,807	$0.71

Diluted earnings per share:
Dilutive stock options and restricted stock units	—	3,674

Net income attributable to Life Technologies plus assumed conversions	$121,196	174,481	$0.69

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		27
Three Months Ended March 31, 2012
Basic earnings per share:
Net income attributable to Life Technologies	$132,639	178,873	$0.74

Diluted earnings per share:
Dilutive stock options and restricted stock units	—	4,193
Employee Stock Purchase Plan	—	13
1 1/2% Convertible Senior Notes due 2024	12	34

Net income attributable to Life Technologies plus assumed conversions	$132,651	183,113	$0.72

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		1,824

Share-Based Compensation

Under the Life Technologies Corporation 2009 Equity Incentive Plan (the 2009 Plan), as of March 31, 2013, the Company has the ability to grant stock options, stock appreciation rights, restricted stock units, restricted stock awards, performance awards, and deferred stock awards with 11.0 million shares of the Company’s common stock reserved for the granting of new awards. Stock option awards are granted to eligible employees and directors at an exercise price equal to the fair market value of such stock on the date of grant, generally vest over four years, and are exercisable in whole or in installments and expire ten years from the date of grant. Restricted stock awards, which are granted in connection with the Life Technologies Corporation Deferred Compensation Plan (the Deferred Compensation Plan), restricted stock units, and performance based restricted stock units are granted to eligible employees and directors and represent rights to receive shares of common stock at a future date, generally vesting over three or four years. An exercise price and monetary payment are not required for receipt or issuance of these awards, instead, consideration is furnished in the form of the participant’s services to the Company. The compensation cost for these awards is valued based on the estimated fair value of such award on the date of grant.

Under the Company’s qualified employee stock purchase plan, (the 2010 ESPP Plan), all eligible employees of the Company may elect to withhold up to 15% of their compensation to purchase shares of the Company’s stock on a quarterly basis at a discounted price equal to 85% of the lower of the employee’s offering price or the closing price of the stock on the date of purchase. Effective immediately after the October 31, 2012 purchase, the Company suspended the 2010 ESPP Plan to all employees. No shares will be purchased under the 2010 ESPP Plan unless and until reinstated by the Company.

The Company uses the Black-Scholes option-pricing model (Black-Scholes model) to value share-based employee stock option and purchase right awards. The Company uses Monte Carlo simulations (Monte Carlo model), the Company’s selected binomial model, to value performance based restricted stock units. The determination of fair value of stock-based payment awards using the Black-Scholes model and the Monte Carlo model requires the use of certain estimates and assumptions that affect the reported amount of share-based compensation cost recognized in the Consolidated Statements of Operations and Comprehensive Income. Among these estimates that affect share-based compensation cost recognized are the expected term of awards, estimated forfeitures, expected volatility of the Company’s stock price, expected dividends, the risk-free interest rate, and correlation coefficients for performance based conditions.

Stock Options and Purchase Rights

The Company did not grant any employee stock options or purchase rights during the three months ended March 31, 2013. The underlying assumptions used to value employee stock options and purchase rights granted during the three months ended March 31, 2012 were as follows:

Three months ended March 31,
(unaudited)	2012
Stock Options
Weighted average risk free interest rate	0.7%
Expected term of share-based awards	4.4 yrs
Expected stock price volatility	38%
Expected dividend yield	0%
Weighted average fair value of share-based awards granted	$15.70
Purchase Rights
Weighted average risk free interest rate	0.1%
Expected term of share-based awards	0.5 yrs
Expected stock price volatility	22%
Expected dividend yield	0%
Weighted average fair value of share-based awards granted	$9.37

The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes. The Company considered its historical experience of pre-vesting option forfeitures as the basis to arrive at its estimated annual pre-vesting option forfeiture rate of 7.2% and 5.6% per year for each of the three months ended March 31, 2013 and 2012, respectively. All option awards, including those with graded vesting, were valued as a single award with a single average expected term and are amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. At March 31, 2013, there was $15.3 million remaining in unrecognized compensation cost related to employee stock options, which is expected to be recognized over a weighted average period of 1.3 years. No compensation cost was capitalized in inventory during the three months ended March 31, 2013 as the amounts involved were not material.

Total share-based compensation expense for employee stock options and purchase rights for the three months ended March 31, 2013 and 2012 was comprised of the following:

	Three months ended March 31,
(in thousands) (unaudited)	2013	2012
Cost of revenues	$280	$588
Selling, general and administrative	2,685	4,520
Research and development	198	662

Share-based compensation expense before taxes	3,163	5,770
Related income tax benefits	1,737	1,902

Share-based compensation expense, net of taxes	$1,426	$3,868

Restricted Stock Units

Restricted stock units represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. An exercise price and monetary payment are not required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. Restricted stock units have either graded vesting terms of four years, or cliff vesting terms which generally vest over three years. Compensation cost for these awards is based on the estimated fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. During the three months ended March 31, 2013 and 2012, the Company estimated pre-vesting forfeitures and applied an annual pre-vesting forfeiture rate of 7.0% and 8.0% for restricted stock units with graded vesting terms and cliff vesting terms, respectively. Performance based restricted stock units have three year cliff vesting terms whereby vesting is based on the completion of the requisite service and the ultimate issuance amount is determined by the Company’s total shareholder return over the same three year period. Share payout levels range from zero to two hundred percent for each granted unit relative to total shareholder return. At March 31, 2013 there was $94.1 million remaining in unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted average period of 2.6 years. The weighted average fair value of restricted stock units granted during the three months ended March 31, 2013 and 2012 was $93.65 and $42.94, respectively. The grants during the three months ended March 31, 2013 include performance based restricted stock units.

Total share-based compensation expense for restricted stock units for the three months ended March 31, 2013 and 2012 was composed of the following:

	Three months ended March 31,
(in thousands) (unaudited)	2013	2012
Cost of revenues	$885	$1,134
Selling, general and administrative	11,367	10,633
Research and development	956	1,374

Share-based compensation expense before taxes	13,208	13,141
Related income tax benefits	3,503	4,864

Share-based compensation expense, net of taxes	$9,705	$8,277

Deferred Stock Awards and Restricted Stock Awards

Deferred stock awards are fully vested and expensed when issued, but shares are placed in a deferral account under the Deferred Compensation Plan, at an eligible employee’s or director’s discretion, until distributed to the employee or director at a future date. The Deferred Compensation Plan allows eligible directors and employees to defer, on a pre-tax basis, a portion or all of their compensation, bonuses, or director’s fees in the form of cash or deferred stock awards. The deferred compensation plan provides matching contributions by the Company to the participants, based on the deferred compensation plan agreement, in the form of restricted stock awards. During the three months ended March 31, 2013 and 2012, the Company granted restricted stock awards with a total deferred compensation value of $0.8 million and $0.6 million, respectively, which will be recognized over the requisite service period of three years with an applicable forfeiture rate. The restricted stock awards, issued but unvested, are held in a deferral account, and are subject to a three year cliff vesting. Refer to Note 9 of the Consolidated Financial Statements, “Fair Value of Financial Instruments” for further information on the fair market valuation of the deferred compensation plan assets.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income, updating ASC Topic 220, Comprehensive Income. Under the amended ASC Topic 220, an entity is required to present, either on the face of the statement where net income is presented or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional details of those amounts. The guidance does not impact the components of other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The adoption of the guidance in the fiscal year 2013 did not have an impact on the Company’s Consolidated Financial Statements and is not expected to have an impact on the Company’s future operating results.

2. Composition of Certain Financial Statement Items

Inventories

Inventories consisted of the following:

	March 31, 2013	December 31, 2012
(in thousands)	(unaudited)
Raw materials and components	$97,411	$101,370
Work in process (materials, labor and overhead)	71,858	96,725
Finished goods (materials, labor and overhead)	238,186	204,639
Adjustments to write up acquired finished goods to fair value	—	754

Total inventories, net	$407,455	$403,488

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2013	December 31, 2012
(in thousands)	(unaudited)
Forward exchange contracts	$14,750	$1,597
Prepaid expenses	109,854	99,039
Other current assets	41,501	42,096

Total prepaid expenses and other current assets	$166,105	$142,732

Property and Equipment

Property and equipment consisted of the following:

	Estimated Useful Life (in years)	March 31, 2013	December 31, 2012
(in thousands)		(unaudited)
Land	—	$111,334	$139,889
Building and improvements	1-50	448,505	479,194
Machinery and equipment	1-10	540,928	497,370
Internal use software	1-10	267,687	263,376
Construction in process	—	75,788	78,064

Total gross property and equipment		1,444,242	1,457,893
Accumulated depreciation and amortization		(672,822)	(613,201)

Total property and equipment, net		$771,420	$844,692

Goodwill and Other Intangible Assets

The $6.1 million decrease in goodwill on the Consolidated Balance Sheet from December 31, 2012 to March 31, 2013 was primarily the result of $18.4 million of foreign currency translation adjustments offset by $12.3 million from business combinations. Intangible assets consisted of the following:

	March 31, 2013 (unaudited)			December 31, 2012
	Weighted average Life	Gross carrying Amount	Accumulated Amortization	Weighted average Life	Gross carrying Amount	Accumulated Amortization
(in thousands)
Amortized intangible assets:
Purchased technology	7 years	$1,272,751	$(1,022,611)	7 years	$1,270,012	$(1,003,531)
Purchased tradenames and trademarks	9 years	327,815	(190,933)	9 years	329,588	(184,272)
Purchased customer base	11 years	1,463,006	(574,082)	11 years	1,464,042	(544,736)
Other intellectual property	6 years	380,673	(264,885)	6 years	375,164	(250,295)

Total intangible assets		$3,444,245	$(2,052,511)		$3,438,806	$(1,982,834)

Intangible assets not subject to amortization:
Purchased tradenames and trademarks		$7,451			$7,451
In-process research and development		62,400			62,400

Amortization expense related to purchased intangible assets for the three months ended March 31, 2013 and 2012 was $72.4 million and $72.1 million, respectively. Estimated aggregate amortization expense is expected to be $220.1 million for the remainder of fiscal year 2013. Estimated aggregate amortization expense for fiscal years 2014, 2015, 2016 and 2017 is $248.8 million, $228.9 million, $176.6 million and $161.5 million, respectively. During the three months ended March 31, 2013, there were no material impairments identified.

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

In February 2012, the Company received an unfavorable verdict in its litigation with Promega Corporation that resulted in charges to cost of revenues and a legal accrual of $52.0 million, which was recorded in the December 31, 2011 financial statements and remained recorded as a liability as of March 31, 2013 and December 31, 2012. Although a federal judge reversed the verdict in September 2012, Promega responded to the judge’s decision by filing various motions for a new trial. The Company intends to vigorously challenge all motions for a new trial.

In November 2012, the Company received an unfavorable verdict in its litigation with Enzo Biochem, resulting in charges to cost of revenues and a legal accruals of $60.9 million, which was recorded in the December 31, 2012 financial statements and remains recorded as a liability as of March 31, 2013. The Company strongly disagrees with the verdict and intends to vigorously challenge it in the trial court and on appeal.

None of the other liabilities in Accrued Expenses and Other Current Liabilities was individually material at March 31, 2013 and December 31, 2012.

Reconciliation of Equity

The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to the Company, and equity attributable to non-controlling interests:

(in thousands) (unaudited)	Total	Common Stock	Additional Paid-in-Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Non- Controlling Interests
Balance at December 31, 2012	$4,653,463	$2,187	$5,731,568	$(2,481,990)	$59,070	$1,341,846	$782
Amortization of stock based compensation	16,508	—	16,508	—	—	—	—
Common stock issuance under employee stock plans	54,218	15	54,229	(26)	—	—	—
Net tax benefit on employee stock plans	7,452	—	7,452	—	—	—	—
Issuance of restricted shares, net of shares repurchased for minimum tax liability	(20,890)	9	(9)	(20,890)	—	—	—
Issuance of deferred stock	3,335	1	9,282	(5,948)	—	—	—
Purchase of treasury stock	(104,888)	—	—	(104,888)	—	—	—
Realized gain on hedging transactions, reclassed into earnings, net of related tax effects	(92)	—	—	—	(92)	—	—
Pension liability, net of deferred taxes	(9,505)	—	—	—	(9,505)	—	—
Foreign currency translation adjustment, net of related tax effects	(34,389)	—	—	—	(34,391)	—	2
Net income (loss)	121,109	—	—	—	—	121,196	(87)

Balance at March 31, 2013	$4,686,321	$2,212	$5,819,030	$(2,613,742)	$15,082	$1,463,042	$697

Accumulated Other Comprehensive Income and Components of Other Comprehensive Income

Accumulated other comprehensive income includes unrealized gains and losses that are excluded from the Consolidated Statements of Operations. The unrealized gains and losses include foreign currency translation adjustments, cash flow hedge adjustments, and pension liabilities adjustments, net of tax.

Accumulated other comprehensive income, net of taxes, attributable to Life Technologies, consists of the following at March 31, 2013:

(in thousands) (unaudited)	Total	Cash Flow Hedges	Pension Liabilities	Foreign Currency Translation Adjustments
Balance at December 31, 2012	$59,070	$1,594	$(104,787)	$162,263
Current-period change	(43,988)	(92)	(9,505)	(34,391)

Balance at March 31, 2013	$15,082	$1,502	$(114,292)	$127,872

The components of other comprehensive income (loss) for the three months ended March 31, 2013 are as follows:

	Three months ended March 31, 2013
(in thousands) (unaudited)	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Curtailment gain on pension plans, reclassified into earnings	$(15,264)	$5,759	$(9,505)
Realized gain on cash flow hedges, reclassified into earnings	(146)	54	(92)
Foreign currency translation adjustments	(34,391)	—	(34,391)

Other comprehensive income (loss)	$(49,801)	$5,813	$(43,988)

The details about reclassifications out of accumulated other comprehensive income into net income for the three months ended March 31, 2013 are as follows:

(in thousands) (unaudited)	Amount Reclassified from AOCI	Affected Line Item in Statement of Operations
(Gains)/losses on cash flow hedges
Forward interest rate swap contracts	$(146)	Interest expense

	(146)	Total before tax

	54	Income tax provision

	$(92)	Net of tax

Defined benefit pension plan items
Curtailment gain	$(15,264)	Business integration costs

	(15,264)	Total before tax

	5,759	Income tax provision

	$(9,505)	Net of tax

Total reclassifications	$(9,597)	Net of tax

3. Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2013	December 31, 2012
(in thousands)	(unaudited)
3.375% Senior Notes (principal due 2013), net of unamortized discount	$—	$249,993
4.400% Senior Notes (principal due 2015), net of unamortized discount	499,320	499,235
3.500% Senior Notes (principal due 2016), net of unamortized discount	399,629	399,598
6.000% Senior Notes (principal due 2020), net of unamortized discount	748,848	748,815
5.000% Senior Notes (principal due 2021), net of unamortized discount	398,546	398,508
Capital leases	26,684	17,920

Total debt	2,073,027	2,314,069
Less current portion	(4,048)	(253,214)

Total long-term debt	$2,068,979	$2,060,855

Senior Notes

During 2010, the Company filed a prospectus that allows the Company to issue in one or more offerings, senior or subordinated debt securities covered by the prospectus by filing a prospectus supplement that contains specific information about the securities and specific terms being offered. Under the prospectus, the Company has issued a principal amount of $2,300.0 million of fixed unsecured and unsubordinated Senior Notes (the Notes), of which $1,500.0 million were offered in February 2010 and $800.0 million were offered in December 2010. The $1,500.0 million of fixed rate unsecured notes which were issued in February 2010 consisted of an aggregate principal amount of $250.0 million of 3.375% Senior Notes due 2013 (the 2013 Notes) at an issue price of 99.95%, an aggregate principal amount of $500.0 million of 4.40% Senior Notes due 2015 (the 2015 Notes) at an issue price of 99.67% and an aggregate principal amount of $750.0 million of 6.00% Senior Notes due 2020 (the 2020 Notes) at an issue price of 99.80%. The additional $800.0 million of fixed rate unsecured notes which were issued in December 2010 consisted of an aggregate principal amount of $400.0 million of 3.50% Senior Notes due 2016 (the 2016 Notes) at an issue price of 99.84% and an aggregate principal amount of $400.0 million of 5.00% Senior Notes due 2021 (the 2021 Notes) at an issue price of 99.56%. The effective interest rates, net of hedging transactions, are 3.39%, 4.47%, 3.53%, 6.03%, and 5.06% for the 2013, 2015, 2016, 2020 and 2021 Notes, respectively, with interest payments due semi-annually.

As a result of the issuances, the Company has recorded an aggregate $5.7 million of debt discounts for the Notes. At March 31, 2013, the unamortized debt discount balance was $3.7 million. The debt discounts are amortized over the lives of the associated Notes using the effective interest method.

The aggregate net proceeds from the Note offerings in 2010 were $2,276.4 million after deducting the debt discounts as well as underwriting discounts of $17.9 million. Total deferred financing costs associated with the issuances of the Notes were $21.8 million, including the $17.9 million of underwriting discounts and $3.9 million of legal and accounting fees. At March 31, 2013, the unamortized issuance costs for the Notes were $12.5 million which are expected to be recognized over a weighted average period of 5.8 years.

During March 2013, the Company used cash on hand and proceeds from the line of credit to pay off the entire outstanding balance of the 3.375% Senior Notes of $250.0 million, plus accrued interest due on the date of repayment. The Company did not recognize any gain or loss associated with the repayment of the 2013 Notes. At December 31, 2012, the Company held the carrying value of $250.0 million, and the related debt discount, of the 2013 Notes in current liabilities. For details on the revolving credit facility, refer to Note 4 “Lines of Credit”.

The Company recognized aggregate contractual interest expense of $26.7 million and $27.4 million for the three months ended March 31, 2013 and 2012, respectively.

The Company, at its option, may redeem outstanding Notes (prior to October 15, 2020 for the 2021 Notes) in whole or in part at any time at a redemption price equal to the greater of 100% of the principal amount of the notes to be redeemed or the sum of the present values of the remaining scheduled payments of the notes to be redeemed discounted on a semi-annual basis at a rate equal to the sum of the rate on a comparable United States Treasury note plus 25 basis points for the 2015 Notes, the 2016 Notes, and the 2021 Notes, and 35 basis points for the 2020 Notes, plus accrued and unpaid interest through the date of redemption, if any. Commencing on October 15, 2020, the Company may redeem the 2021 Notes, in whole or in part, at any time, at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest through the redemption date. Upon the occurrence of a change of control of the Company that results in a downgrade of the notes below an investment grade rating, the indenture requires under certain circumstances that the Company makes an offer to purchase then outstanding Notes equal to 101% of the principal amount plus any accrued and unpaid interest to the date of repurchase.

The indentures governing the Notes contain certain covenants that, among other things, limit the Company’s ability to create or incur certain liens and engage in sale and leaseback transactions. In addition, the indentures limit the Company’s ability to consolidate, merge, sell, convey, transfer, lease or otherwise dispose of all or substantially all of its property and assets. These covenants are subject to certain exceptions and qualifications.

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

The Company recognized total interest cost of $2.5 million for the three months ended March 31, 2012 based on the effective interest rate of 6.10% for the 2024 Notes. The interest expense consisted of $0.8 million of contractual interest based on the stated coupon rate and $1.7 million of amortization of the discount on the liability component associated with the bifurcation requirements prescribed by ASC Topic 470-20, Debt with Conversion and Other Options, for the three months ended March 31, 2012.

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

During the three months ended March 31, 2013, the Company withdrew $491.0 million on the Revolving Credit Facility and repaid $267.0 million. The Company had an outstanding balance of $324.0 million and $100.0 million as of March 31, 2013 and December 31, 2012, respectively. Additionally, the Company has issued $10.2 million of letters of credit under the Revolving Credit Facility, and accordingly, the remaining available credit is $415.8 million. The applicable borrowing rate was 1.45% for the Revolving Credit Facility at March 31, 2013.

At the same time the Company entered into the Revolving Credit Facility in February 2012, the Company extinguished the previously existing revolving credit facility of $500.0 million and as a result recognized a $3.7 million loss, recorded in interest expense, on unamortized deferred financing costs.

As of March 31, 2013 foreign subsidiaries in Mexico and India had available bank lines of credit denominated in local currency to meet short-term working capital requirements. Each credit facility would bear interest at a fixed rate or a variable rate indexed to a local interbank offering rate or equivalent, should there be withdrawals. The United States dollar equivalent of these facilities totaled $3.8 million at March 31, 2013, none of which was outstanding at March 31, 2013.

5. Commitments and Contingencies

Letters of Credit

The Company had outstanding letters of credit totaling $31.5 million at March 31, 2013, of which $13.6 million was to support performance bond agreements, $9.5 million was to support liabilities associated with the Company’s self-insured worker’s compensation programs, $5.2 million was to support its building lease requirements, and $3.2 million was to support duty on imported products.

Executive Employment Agreements

The Company has employment contracts with key executives that provide for the continuation of salary if terminated for reasons other than cause, as defined in those agreements. At March 31, 2013, future employment contract commitments for such key executives were approximately $38.7 million. In certain circumstances, the employment agreements call for the acceleration of equity vesting. The non-cash financial impact of the acceleration of equity vesting is not reflected in the above information.

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

At March 31, 2013, the total amount accrued for contingent consideration liabilities was $42.4 million, of which $16.1 million was included in current liabilities. At December 31, 2012, the total amount accrued for contingent consideration liabilities was $44.3 million, of which $16.7 million was included in current liabilities. During the three months ended March 31, 2013, $1.8 million of contingent consideration liabilities were paid. During the three months ended March 31, 2012, $283.1 million of contingent consideration was paid, of which $282.2 million was a result of a $300.0 million milestone arrangement related to the Ion Torrent acquisition. The milestone was achieved during the year ended December 31, 2011 and paid in January 2012 in a combination of $192.4 million in cash and 2.7 million shares of the Company’s common stock or the equivalent of $107.6 million at the time of settlement.

The Company could be required to make additional contingent payments based on currently existing purchase agreements through 2022. For more information on contingent consideration valuation, refer to Note 9 of the Consolidated Financial Statements, “Fair Value of Financial Instruments”.

Environmental Liabilities

As a result of previous mergers and acquisitions, the Company assumed certain environmental exposure liabilities. At March 31, 2013, aggregate undiscounted environmental reserves were $8.7 million, including current reserves of $3.9 million. Based upon currently available information, the Company believes that it has adequately provided for these environmental exposures and that the outcome of these matters will not have a material adverse effect on its Consolidated Statement of Operations.

Litigation

We are subject to potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted. These matters arise in the ordinary course and conduct of our business, and, at times, as a result of our acquisitions and dispositions and as a result of our proposed acquisition by Thermo Fisher Scientific Inc., a Delaware corporation (Thermo Fisher). They include, for example, commercial, intellectual property, environmental, securities, employment matters and federal and state putative class action lawsuits challenging the proposed merger transaction with Thermo Fisher. Some are expected to be covered, at least partly, by insurance. We intend to continue to defend ourselves vigorously in such matters. We regularly assess contingencies to determine the degree of probability and range of possible loss for potential accrual in our financial statements. An estimated loss contingency is accrued in our financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on our assessment, we have accrued an amount in our financial position for contingent liabilities associated with these legal actions and claims that the Company considers immaterial to its overall financial position. Litigation is inherently unpredictable, and unfavorable resolutions could occur. As a result, assessing contingencies is highly subjective and requires judgment about future events. The amount of ultimate loss may exceed our current accruals, and it is possible that our cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

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

The net periodic pension cost for three months ended March 31, 2013 includes a curtailment gain of $20.2 million. During the three months ended March 31, 2013 the Company spun off an employee and retiree grouping of the Applied Biosystems, Inc. Retiree Welfare Plan and no longer offered retiree medical coverage to these participants. The Company accounted for the termination of benefits to both active and retired employees a plan curtailment and recorded the corresponding gain in the current period in accordance with ASC Topic 715, Compensation – Retirement Benefits. The Applied Biosystems, Inc. Retiree Welfare Plan still retained certain retirees who will continue to receive benefits under the provisions of the plan.

The components of net periodic pension cost or (benefit) for the Company’s pension plans and postretirement benefits plans for the three months ended March 31, 2013 and 2012 were as follows:

	Domestic Plans
	Three months ended March 31,
(in thousands) (unaudited)	2013	2012
Service cost	$412	$385
Interest cost	7,705	8,713
Expected return on plan assets	(9,215)	(9,383)
Amortization of prior service cost	15	15
Amortization of actuarial loss	1,278	954

Net periodic pension cost	$195	$684

	Postretirement Plans
	Three months ended March 31,
(in thousands) (unaudited)	2013	2012
Service cost	$1	$10
Interest cost	85	342
Expected return on plan assets	(129)	(115)
Amortization of prior service cost	(608)	(474)
Amortization of actuarial loss	128	153
Curtailment gain	(20,240)	—

Total periodic pension benefit	$(20,763)	$(84)

	Foreign Plans
	Three months ended March 31,
(in thousands) (unaudited)	2013	2012
Service cost	$677	$614
Interest cost	1,236	1,205
Expected return on plan assets	(853)	(926)
Amortization of actuarial (gain) loss	197	(10)

Net periodic pension cost	$1,257	$883

7. Income Taxes

Income taxes are determined using an estimated annual effective tax rate applied against income, and then adjusted for the tax impacts of certain significant and discrete items. For the three months ended March 31, 2013, the Company treated the tax impact related to the following as discrete events for which the tax effect was recognized separately from the application of the estimated annual effective tax rate: the impact of the new tax legislation, changes in tax reserves, and disqualifying dispositions of qualified stock grants. The Company’s effective tax rate recorded for the three months ended March 31, 2013 was 20.0%. Excluding the impact of the discrete items discussed above, the effective tax rate would have been 24.5%.

On January 2, 2013 the President signed the American Taxpayer Relief Act of 2012 (the Act). As a result, the 2012 federal research credit was retroactively reinstated and a $7.6 million tax benefit was recognized during the three months ended March 31, 2013. Additionally, the Act retroactively reduced certain tax benefits for deemed repatriation activities recorded in 2012 requiring the Company to recognize $2.5 million of tax expense during the three months ended March 31, 2013.

In accordance with the disclosure requirements as described in ASC Topic 740, Income Taxes, the Company has classified uncertain tax positions as non-current income tax liabilities, or a reduction in non-current deferred tax assets, unless expected to be paid within one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. It is reasonably possible that there will be a reduction to the balance of unrecognized tax benefits up to $69.9 million in the next twelve months largely due to the expected settlement with the Internal Revenue Service of the 2008 and 2009 federal exam.

The Company continues to benefit from reduced tax rates in Singapore and Israel. Singapore’s taxing authority granted the Company pioneer company status that provides an incentive encouraging companies to undertake activities that have the effect of promoting economic or technological development in Singapore. This incentive equates to a tax exemption on earnings associated with most of the Company’s manufacturing activities in Singapore and continues through December 31, 2021. The Company qualifies for an incentive tax benefit in Israel that provides for a reduced 3.5% tax rate on earnings from its subsidiary in Israel. This incentive has been granted for an indefinite period provided that minimum sales and investment levels are maintained. The impact of these tax holidays decreased the annual effective tax rate by 2.5% and increased earnings per share by approximately $0.02 for the three months ended March 31, 2013.

8. Stock Repurchase Programs

In July 2012, the Board of Directors of the Company approved a program (the July 2012 program) authorizing management to repurchase up to $750.0 million of common stock. During the year ended December 31, 2012, the Company repurchased 4.9 million shares of its common stock under this program at a total cost of $238.0 million. During the three months ended March 31, 2013, the Company repurchased 2.0 million shares of its common stock under this program at a total cost of $104.9 million. As of March 31, 2013, there was $407.1 million of authorization remaining under this program.

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

9. Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash equivalents, foreign cash accounts, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, and other current liabilities approximate the related fair values due to the short-term maturities of these instruments. The Company may invest its excess cash into financial instruments which are readily convertible into cash, such as marketable securities, money market funds, corporate notes, government securities, highly liquid debt instruments, time deposits, and certificates of deposit with original maturities of three months or less at the date of purchase. The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. The Company has established guidelines to maintain safety and liquidity for our financial instruments, and the cost of securities sold is based on the specific identification method.

Investments consisted of the following:

	March 31, 2013	December 31, 2012
(in thousands)	(unaudited)
Short-term
Bank time deposits	$16,084	$5,726

Total short-term investments	16,084	5,726
Long-term
Equity securities	29,266	26,677

Total long-term investments	29,266	26,677

Total investments	$45,350	$32,403

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

The following table represents the financial instruments measured at fair value on a recurring basis on the financial statements of the Company subject to ASC Topic 820, Fair Value Measurements and Disclosures and the valuation approach applied to each class of financial instruments:

		Fair Value Measurements at Reporting Date Using
(in thousands) (unaudited) Description	Balance at March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Bank time deposits	$16,084	$16,084	$—	$—
Money market funds	2,231	2,231	—	—
Deferred compensation plan assets-mutual funds	27,261	27,261	—	—
Assets-derivative forward exchange contracts	14,750	—	14,750	—

Total assets	$60,326	$45,576	$14,750	$—

Liabilities-derivative forward exchange contracts	2,860	—	2,860	—
Contingent considerations	42,423	—	—	42,423

Total liabilities	$45,283	$—	$2,860	$42,423

At March 31, 2013, the carrying value of the financial instruments measured and classified within level 1 was based on quoted prices and marked to market.

The Company manages the Life Technologies Corporation Deferred Compensation Plan (the Deferred Compensation Plan) which allows eligible directors and employees to defer, on a pre-tax basis, a portion or all of their compensation, bonuses, or director’s fees. As of March 31, 2013, the Company held $27.3 million in deferred compensation plan assets in other assets in its Consolidated Balance Sheet which were invested in mutual funds. The fair market value of the assets held in the Deferred Compensation Plan was based on unadjusted quoted prices in active markets. The Company carries a corresponding deferred compensation liability of $27.3 million as of March 31, 2013 in other long-term obligations in its Consolidated Balance Sheet.

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

At March 31, 2013, the Company’s level 3 liabilities, which represent the estimated fair value of existing contingent consideration agreements, individually or collectively are not considered material to the Company’s consolidated financial statements. Reasonable changes in the unobservable inputs would not be expected to have a significant impact on the Company’s consolidated financial statements.

For financial instrument liabilities with significant level 3 inputs, the following table summarizes the activity for the three months ended March 31, 2013:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands) (unaudited)	Contingent Considerations
Beginning balance at January 1, 2013	$44,323
Settlements	(1,797)
Total unrealized gain included in earnings	(19)
Foreign currency translation adjustments	(84)

Ending balance at March 31, 2013	$42,423

Total amount of unrealized losses for the period included in other comprehensive loss attributable to the change in fair market value of related liabilities still held at the reporting date	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Non-financial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. There were no material non-financial assets and liabilities deemed to be other-than-temporarily impaired and measured at fair value on a nonrecurring basis for the three months ended March 31, 2013 other than that of the property sold which resulted in $28.3 million loss. The Company evaluates its investments in equity and debt securities that are accounted for using the equity method or cost method to determine whether an other-than-temporary impairment or a credit loss exists at period end. At March 31, 2013, the Company held an aggregate $29.3 million of long-term investments in equity securities that are accounted for under the cost method. The Company assesses these investments for impairment each quarter, but does not calculate a fair value. Due to the nature of these investments, mainly non-public and early stage companies, the Company believes calculating a fair value not to be practicable. In the event the Company identified an indicator of impairment, the assessment of fair value would be based on all available factors, and may include valuation methodologies using level 3 unobservable inputs, which include discounted cash flows, estimates of sales proceeds, net investment values and appraisals, as appropriate. At March 31, 2013, the Company determined that no event or change in circumstances with a significant adverse effect on the fair value of the cost method investments had occurred during the three months ended March 31, 2013, and, accordingly, no material impairment charges were recorded during the period.

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

Some of the Company’s reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in currency exchange rates from the point in which the transactions are originated until the settlement in cash. Both realized and unrealized gains and losses in the value of these receivables and payables are included in the determination of net income. Net currency exchange gains (losses) recognized on business transactions, net of hedging transactions, were $(0.4) million and $0.3 million for the three months ended March 31, 2013 and March 31, 2012, respectively, and such gains or losses are included in other income/(expense) in the Consolidated Statements of Operations and Comprehensive Income.

To manage the foreign currency exposure risk, the Company uses derivatives for activities in entities that have receivables and payables denominated in a currency other than the entity’s functional currency. Realized and unrealized gains or losses on the value of financial contracts entered into to hedge the exchange rate exposure of these receivables and payables are also included in the determination of net income as they have not been designated for hedge accounting under ASC Topic 815, Derivatives and Hedging. These contracts, which settle in April 2013 through July 2013, effectively fix the exchange rate at which these specific receivables and payables will be settled in, so that gains or losses on the forward contracts offset the gains or losses from changes in the value of the underlying receivables and payables. At March 31, 2013, the Company had a notional principal amount of $923.2 million in foreign currency forward contracts outstanding to hedge currency risk relative to our foreign receivables and payables. The Company’s currency exposures vary, but are primarily concentrated in the euro, British pound, and Japanese yen.

During the year ended December 31, 2010, the Company entered into forward interest rate swap agreements for a notional amount totaling $1,500.0 million for a certain part of Notes issuances. These agreements were to hedge the variability in future probable interest payments attributable to changes in the benchmark interest rate from the date the Company entered into the forward interest rate swap agreements to the date the Company issued the Notes. These agreements effectively hedged a series of semi-annual future interest payments to the fixed interest rates for forecasted debt issuances. The Company recorded total proceeds of $4.3 million from the forward interest rate swaps in accumulated other comprehensive income, which is reclassified to interest expense in the same period during which the hedged transactions affect interest expense. For further information related to interest expense on the Notes, refer to Note 3 of the Consolidated Financial Statements, “Long-Term Debt”.

The following table summarizes the fair values of derivative instruments at March 31, 2013 and December 31, 2012:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	March 31, 2013	December 31, 2012	Balance Sheet Location	March 31, 2013	December 31, 2012
(in thousands)		(unaudited)			(unaudited)
Derivatives instruments not designated as cash flow hedges
Forward exchange contracts	Other current assets	$14,750	$1,597	Other current liabilities	$2,860	$9,436

Total derivatives		$14,750	$1,597		$2,860	$9,436

The following table summarizes the effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2013 and 2012:

	Three months ended March 31, 2013			Three months ended March 31, 2012
	Amount of (Gain)/Loss Recognized in OCI	Location of Gain/(Loss) Reclassified from AOCI into Income	Amount of Gain/(Loss) Reclassified from AOCI into Income	Amount of (Gain)/Loss Recognized in OCI	Location of Gain/(Loss) Reclassified from AOCI into Income	Amount of Gain/(Loss) Reclassified from AOCI into Income
(in thousands) (unaudited)	Effective Portion			Effective Portion
Derivatives instruments designated and qualified as cash flow hedges
Forward interest rate swap contracts	$—	Interest expense	$146	$—	Interest expense	$146

Total derivatives	$—		$146	$—		$146

	Three months ended March 31, 2013		Three months ended March 31, 2012
(in thousands) (unaudited)	Location of (Gain)/Loss Recognized in Income	Amount of (Gain)/Loss Recognized in Income	Location of (Gain)/Loss Recognized in Income	Amount of (Gain)/Loss Recognized in Income
Derivatives instruments not designated as cash flow hedges
Forward exchange contracts	Other (income) expense	$(3,183)	Other (income) expense	$10,606

Total derivatives		$(3,183)		$10,606

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

Our derivatives instruments have an element of risk in that the counterparties may be unable to meet the terms of the agreements. We attempt to minimize this risk by limiting the counterparties to a diverse group of highly-rated domestic and international financial institutions. In the event of non-performance by these counterparties, the asset position carrying values of our financial instruments represent the maximum amount of loss we could incur as of March 31, 2013. However, we do not expect to record any losses as a result of counterparty default in the foreseeable future. We do not require and are not required to pledge collateral for these financial instruments. The Company does not use derivative financial instruments for speculation or trading purposes or for activities other than risk management and we are not a party to leveraged derivatives. In addition, we do not carry any master netting arrangements to mitigate the credit risk. The Company continually evaluates the costs and benefits of its hedging program.

Debt Obligations

The Company has certain financial instruments in which the carrying value does not equal the fair value. The estimated fair value of the senior notes was determined by using observable market information (level 1 inputs). The fair value and carrying amounts of the Company’s debt obligations were as follows:

	Fair Value		Carrying Amounts
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
(in thousands)	(unaudited)		(unaudited)
3.375% Senior Notes (principal due 2013)	$—	$251,320	$—	$249,993
4.400% Senior Notes (principal due 2015)	523,690	533,965	499,320	499,235
3.500% Senior Notes (principal due 2016)	419,392	421,864	399,629	399,598
6.000% Senior Notes (principal due 2020)	842,370	895,590	748,848	748,815
5.000% Senior Notes (principal due 2021)	434,000	454,912	398,546	398,508

For details on the carrying amounts of the debt obligations, refer to Note 3 of the Consolidated Financial Statements, “Long-Term Debt”.

10. Subsequent Events

On April 14, 2013, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Thermo Fisher Scientific Inc., a Delaware corporation (Thermo Fisher), and Polpis Merger Sub Co., a Delaware corporation and a wholly owned subsidiary of Thermo Fisher (Merger Sub), providing for, subject to the satisfaction or waiver of specified conditions, the acquisition of the Company by Thermo Fisher at a price of $76 per share in cash, subject to adjustment as described below. Subject to the terms and conditions of the Merger Agreement, the closing of the merger is expected to occur early in 2014. If the merger does not close by January 14, 2014, by reason of the failure to obtain certain required antitrust approvals or the issuance or enactment by a governmental authority of an order or law prohibiting or restraining the merger (and such prohibition or restraint is in respect of an antitrust law), the cash price per share will increase by $0.0062466 per day during the period commencing on, and including, January 14, 2014, and ending on, and including, the closing date. For additional information related to the Merger Agreement, please refer to the Current Report on Form 8-K filed with the SEC on April 16, 2013 (the April 16th 8-K). The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement attached as Exhibit 2.1 to the April 16th 8-K.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this report and the Consolidated Financial Statements and Notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2012.

Forward-looking Statements

Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance that are not historical facts are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect(s),” “estimate(s),” “project(s),” “positioned,” “strategy,” “outlook” and similar expressions. Additionally, statements concerning future matters, such as the development of new products, enhancements of technologies, sales levels and operating results and other statements regarding matters that are not historical facts are forward-looking statements. Accordingly, all such forward-looking statements involve estimates and assumptions that are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from the results expressed in the statements. Any forward-looking statements are qualified in their entirety by reference to the risk, uncertainties and other factors discussed throughout this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, including those described in Item 1-A – Risk Factors of our Annual Report on Form 10-K and this Form 10-Q. Among the key factors that could cause our actual results to differ materially from those projected in our forward-looking statements, include our ability to:

•

successfully complete our proposed merger with Thermo Fisher, which is dependent and/or may be affected by a number of factors, including, without limitation (i) the receipt of stockholder approval for the transaction, and (ii) the timely receipt of the regulatory approvals required for the transaction;

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

•

the additional risks and other factors described under the caption “Risk Factors” under Item 1A of the Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on February 28, 2013 and this Quarterly Report on Form 10-Q.

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

OVERVIEW

Revenues for the three months ended March 31, 2013 were $962.5 million, with net income attributable to the Company of $121.2 million. Revenues for the three months ended March 31, 2012 were $939.1 million, with net income attributable to the Company of $132.6 million.

Proposed Acquisition by Thermo Fisher

On April 14, 2013, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Thermo Fisher Scientific Inc., a Delaware corporation (Thermo Fisher), and Polpis Merger Sub Co., a Delaware corporation and a wholly owned subsidiary of Thermo Fisher (Merger Sub), providing for, subject to the satisfaction or waiver of specified conditions, the acquisition of the Company by Thermo Fisher at a price of $76 per share in cash, subject to adjustment as described below. Subject to the terms and conditions of the Merger Agreement, the closing of the merger is expected to occur early in 2014. If the merger does not close by January 14, 2014, by reason of the failure to obtain certain required antitrust approvals or the issuance or enactment by a governmental authority of an order or law prohibiting or restraining the merger (and such prohibition or restraint is in respect of an antitrust law), the cash price per share will increase by $0.0062466 per day during the period commencing on, and including, January 14, 2014, and ending on, and including, the closing date.

Additional information about the merger and the terms of the Merger Agreement can be found in the Current Report on Form 8-K filed by the Company under Item 1.01 of that Form 8-K on April 16, 2013, including the full text of the Merger Agreement filed as Exhibit 2.1 to that Form 8-K. In connection with the proposed merger, the Company intends to file relevant materials with the SEC, including the Company’s proxy statement in preliminary and definitive form. Stockholders of the Company are urged to read all relevant documents filed with the SEC, including Life Technologies’ definitive proxy statement, because they will contain important information about the proposed transaction. Investors and security holders are able to obtain the documents (once available) free of charge at the SEC’s web site, http://www.sec.gov, or for free from the Company by contacting (760) 603-7208 or ir@lifetech.com. Such documents are not currently available.

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

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are those that require significant judgment. For additional information on our critical accounting policies, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and for additional information on the recent accounting pronouncements impacting our business, see Note 1 of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

First Quarter of 2013 Compared to the First Quarter of 2012

The following table compares revenues and gross profit for the first quarter of 2013 and 2012:

	Three months ended March 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
(in millions) (unaudited)	2013	2012
Research Consumables	$409.3	$420.1	$(10.8)	(3)%
Genetic Analysis	364.7	355.7	9.0	3%
Applied Sciences	188.8	161.5	27.3	17%
Corporate and other	(0.3)	1.8	(2.1)	NM

Total revenues	$962.5	$939.1	$23.4	2%

Total gross profit	$564.1	$553.3	$10.8	2%
Total gross profit %	58.6%	58.9%

Revenue

The Company’s revenues increased by $23.4 million or 2% for the first quarter of 2013 compared to the first quarter of 2012. The increase in revenue was driven primarily by an increase of $24.0 million in volume and pricing, $10.0 million as a result of acquisitions and $7.5 million from royalties including licensing settlements, partially offset by $17.7 million in unfavorable currency impacts. Volume and pricing relates to the impact on revenue due to existing and new product total unit sales as well as year over year change in unit pricing and its impact on gross revenue.

The Company operates our business under three business groups—Research Consumables, Genetic Analysis, and Applied Sciences. Revenue for the Research Consumables business group decreased by $10.8 million or 3% in the first quarter of 2013 compared to the first quarter 2012. This decrease was driven primarily by a decrease of $9.1 million in volume and pricing and $6.2 million in unfavorable currency impacts, partially offset by an increase of $5.3 million as a result of acquisitions. Revenue for the Genetic Analysis business group increased $9.0 million or 3% for the first quarter of 2013 compared to the first quarter of 2012. This increase was driven primarily by a $7.5 million net increase in volume and pricing and an increase of $9.3 million from royalties including licensing settlements, partially offset by $7.8 million in unfavorable currency impacts. Revenue for the Applied Sciences business group increased by $27.3 million or 17% for the first quarter of 2013 compared to the first quarter of 2012. The increase was primarily driven by a $27.3 million net increase in volume and pricing and an increase of $4.7 million as a result of acquisitions, partially offset by $3.8 million in unfavorable currency impacts.

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

Gross Profit

Gross profit increased $10.8 million or 2% in the first quarter of 2013 compared to the first quarter of 2012. The increase in gross profit was primarily driven by a $17.6 million net increase from price, volume, and product mix, and $7.5 million from royalties including licensing settlements, partially offset by $12.7 million in unfavorable currency impacts.

Operating Expenses

The following table compares operating expenses for the first quarter of 2013 and 2012:

	Three months ended March 31,
	2013		2012
(in millions) (unaudited)	Operating expense	As a percentage of revenues	Operating expense	As a percentage of revenues	$ Increase/ (Decrease)	% Increase/ (Decrease)
Operating Expenses:
Selling, general and administrative	$271.2	28%	$253.4	27%	$17.8	7%
Research and development	83.5	9%	88.6	9%	(5.1)	(6)%
Business consolidation costs	26.7	3%	14.3	2%	12.4	87%

Selling, General and Administrative

For the first quarter of 2013, selling, general and administrative expenses increased $17.8 million or 7% compared to the first quarter of 2012. This increase was driven primarily by an $18.6 million increase in compensation and benefits, and as a result, the costs are slightly up from the prior year as a percentage of revenues.

Research and Development

For the first quarter of 2013, research and development expenses decreased $5.1 million or 6% compared to the first quarter of 2012. The decrease was primarily driven by a $2.0 million decrease in purchased services and a $1.2 million decrease in depreciation, amortization and licensing fees. The Company continues to invest in research and development programs, and as a percentage of revenue, costs are comparable period to period.

Business Integration Costs

Business integration costs for the first quarter of 2013 were $26.7 million, compared to $14.3 million for the first quarter of 2012. The expenses for both periods primarily include costs of integration and restructuring efforts for our acquisitions and divestitures activities. Included in the first quarter of 2013 is a loss of $28.3 million related to the sale of assets which were obtained from a previous acquisition, offset by a $17.7 million curtailment gain as a result of a plan change of a postretirement medical plan.

Other Income (Expense)

Interest Income

Interest income was $0.5 million for the first quarter of 2013 compared to $0.8 million for the first quarter of 2012.

Interest income in the future will be affected by changes in short-term interest rates and changes in cash balances, which may materially increase or decrease as a result of operations, acquisitions, debt repayment, stock repurchase programs and other activities.

Interest Expense

Interest expense was $29.4 million for the first quarter of 2013 compared to $35.7 million for the first quarter of 2012. The decrease in interest expense was primarily driven by lower debt balances caused by the payoff of the 2013 Notes in March 2013 and the 2024 Convertible Senior Notes in February 2012, and a $3.7 million charge as a result of the extinguishment of a line of credit during the three months ended March 31, 2012.

Other Expense, Net

Other expense, net, was $2.5 million for the first quarter of 2013 compared to $5.7 million for the same period of 2012. Included in the first quarter of 2013 and 2012 were foreign currency gains and (losses) of $(0.4) million and $0.3 million, net of hedging activities, respectively, driven by currency fluctuation in major currencies. Included in the first quarter of 2012 was $5.3 million of charges associated with divesture related activities.

Provision for Income Taxes

The provision for income taxes as a percentage of pre-tax income from continuing operations was 20.0% for the first quarter of 2013 compared with 15.2% for the first quarter of 2012. The lower first quarter 2012 effective tax rate was primarily driven by the tax benefit associated with the election to use the California single sales factor. The first quarter 2013 effective tax rate of 20.0% was lower than the annual effective tax rate for the year of 24.5% primarily due to the 2012 federal research credit benefit being re-enacted in the first quarter of 2013 and, therefore, being recorded entirely in this quarter.

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

The Company has, and expects to be able to, continue to generate positive cash flow from operations. Future debt repayment, share repurchases, pension funding, future acquisitions or additional payments for contingent consideration upon the achievement of milestones pertaining to previous acquisitions may be financed by a combination of cash on hand, our positive cash flow generation, a revolving credit facility, or an issuance of new debt or stock.

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

Cash and cash equivalents were $261.8 million at March 31, 2013, an increase of $6.2 million from December 31, 2012, primarily due to cash provided by operating activities of $134.7 million, offset by cash used in financing activities of $95.3 million, cash used in investing activities of $30.4 million, and the effect of exchange rates on cash of $2.7 million. Further discussion surrounding the makeup of each cash flow component movement for the first three months of 2013 is listed below.

Operating Activities

Operating activities provided net cash of $134.7 million through the first three months of 2013 primarily from our net income of $121.1 million plus net non-cash charges of $106.7 million, offset by a decrease in cash from operating assets and liabilities of $93.1 million. Non-cash charges were primarily comprised of amortization of intangibles of $76.0 million, depreciation of $30.8 million, loss on sales and disposal of assets of $29.8 million, and stock-based compensation expense of $16.5 million, offset by a change in deferred income taxes of $22.5 million, other non-cash adjustments of $17.6 million, and $7.8 million of incremental tax benefits from the exercise of stock options and restricted stock distributions. The decrease of $93.1 million in cash within operating assets and liabilities was mainly due to a $75.2 million decrease in accrued expenses and other liabilities which was primarily driven by the timing of interest payments and the annual bonus payments, a $13.2 million increase in prepaid expenses and other current assets, a $12.7 million decrease from currency impact related to intercompany settlements, an $11.8 million increase in inventories, and a $10.1 million increase in trade accounts receivable. These were partially offset by a $37.4 million increase in current income tax liabilities. The movement in cash as a result of changes in operating assets and liabilities is consistent with normal ongoing operations.

As of March 31, 2013, we had cash and cash equivalents of $261.8 million, short-term investments of $16.1 million, and restricted cash of $14.7 million. Our working capital was $598.3 million as of March 31, 2013, including restricted cash. Our funds for cash and cash equivalents are currently primarily invested in marketable securities, money market funds, and bank deposits with maturities of less than three months. Cash and cash equivalents held by our foreign subsidiaries at March 31, 2013 was approximately $235.7 million.

The Company’s pension plans and post retirement benefit plans are funded in accordance with local statutory requirements or by voluntary contributions, which often have different funded status requirements than the funded positions reported under accounting disclosure rules. The funding requirement is based on the funded status, which is measured by using various actuarial assumptions, such as interest rate, rate of compensation increase, or expected return on plan assets. The Company’s future contribution may change when new information is available or local statutory requirement is changed. Any large funding requirements would be a reduction to operating cash flow. At the current time, the Company is in compliance with all funding requirements and does not expect to have to significantly fund the pension plans in the current year in order to meet the minimum statutory funding requirements.

Investing Activities

Net cash used in investing activities through the first three months of 2013 was $30.4 million. The primary drivers were cash paid for business combinations of $25.7 million, $23.6 million for the purchases of property and equipment, $14.6 million for the purchases of investments, partially offset by $36.7 million in proceeds from the sale of assets.

The Company completed several acquisitions in the past that were not material individually or collectively to the overall consolidated financial statements and its results of operations. The results of operations for these acquisitions were included in the Company’s results from the date of acquisition. Pursuant to the purchase agreements for certain acquisitions, the Company could be required to make additional contingent payments based on certain technological milestones or operational milestones. The Company has sufficient cash on hand, positive cash flow generation and a revolving credit facility to fund such contingent payments if they become due.

For more information on our acquisition related obligations, refer to Note 5 of the Consolidated Financial Statements, “Commitments and Contingencies”.

Financing Activities

Net cash used in financing activities during the first three months of 2013 was $95.3 million. The primary drivers were $267.0 million for principal payments of short-term obligations, $250.0 million for principal payments on long-term obligations, and $125.8 million for the purchase of treasury stock, partially offset by proceeds from short-term obligations of $491.0 million, the exercise of employee stock options and purchase rights of $51.6 million and $7.8 million of incremental tax benefits from the exercise of stock options and restricted stock distributions.

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

Senior Notes

During March 2013, the Company used cash on hand and proceeds from the line of credit facility to pay off the entire outstanding balance of the 3.375% Senior Notes of $250.0 million, plus accrued interest due on the date of repayment. The Company did not recognize any gain or loss associated with the repayment of the 2013 Notes. At December 31, 2012, the Company held the carrying value of $250.0 million, and the related debt discount, of the 2013 Notes in current liabilities.

The Credit Agreement

In February 2012, the Company entered into a credit agreement (the Revolving Credit Facility) for $750.0 million for the purpose of general working capital, capital expenditures, and/or other capital needs, as deemed necessary. During the three months ended March 31, 2013, the Company withdrew $491.0 million on the Revolving Credit Facility and repaid $267.0 million. The Company had an outstanding balance of $324.0 million and $100.0 million as of March 31, 2013 and December 31, 2012, respectively. Additionally, the Company has issued $10.2 million of letters of credit under the Revolving Credit Facility, and accordingly, the remaining available credit is $415.8 million as of March 31, 2013. The Company may make additional draws on the Revolving Credit Facility. Refer to Note 4 of the Consolidated Financial Statements “Lines of Credit”.

During the three months ended March 31, 2012, the Company extinguished the previously existing revolving credit facility of $500.0 million at the same time the Company entered into the new credit agreement. As a result, the Company recognized a $3.7 million loss, recorded in interest expense, on unamortized deferred financing costs associated with the termination of the $500.0 million revolving credit facility.

Convertible Senior Notes

During February 2012, the Company redeemed the outstanding balance of the 1 1/2% Convertible Senior Notes (2024 Notes), with no excess of the 2024 Notes’ conversion value over par, for $450.0 million of cash. The settlement was funded by cash on hand including proceeds from the Senior Notes offering made during the fiscal year 2010, and a portion from cash drawn on the $750.0 million revolving credit facility which the Company secured in February 2012. The redemption of the 2024 Notes triggered increased tax payments in 2012 by approximately $85.0 million, which were paid in the third and fourth quarters of 2012 and reflected in operating cash flow activities.

Stock Repurchase Program

In July 2012, the Board of Directors of the Company approved a program (the July 2012 program) authorizing management to repurchase up to $750.0 million of common stock. During the year ended December 31, 2012, the Company repurchased 4.9 million shares of its common stock under this program at a total cost of $238.0 million. During the three months ended March 31, 2013, the Company repurchased 2.0 million shares of its common stock under this program at a total cost of $104.9 million. As of March 31, 2013, there was $407.1 million of authorization remaining under this program.

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

CONTRACTUAL OBLIGATIONS

The Company did not enter into any material contractual obligations during the three months ended March 31, 2013. The Company has no material contractual obligations not fully recorded on our Consolidated Balance Sheets or fully disclosed in the Notes to our Consolidated Financial Statements.

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

Foreign Currency Transactions

We have operations through legal entities in Europe, Asia-Pacific and the Americas. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. As of March 31, 2013, the Company had $462.0 million of accounts receivable and $35.1 million of accounts payable, respectively, denominated in a foreign currency. These accounts receivables and payables are denominated either in the functional currency of the legal entity or in a currency that differs from the functional currency of the legal entity owning the receivable or payable. For receivables and payables denominated in the legal entity’s functional currency, the Company does not have financial statement risk, and therefore does not hedge such transactions. For those receivables and payables denominated in a currency that differs from the functional currency of the legal entity, the Company hedges such transactions to prevent financial statement risk. As a result, a hypothetical movement in foreign currency rates would not be expected to have a material financial statement impact on the settlement of these outstanding receivables and payables.

Both realized and unrealized gains and losses on the value of these receivables and payables were included in other income (expense) in the Consolidated Statements of Operations and Comprehensive Income. Net currency exchange gains (losses) recognized on business transactions, net of hedging transactions, were $(0.4) million and $0.3 million for the three months ended March 31, 2013 and March 31, 2012, respectively. These gains and losses arise from the timing of cash collections compared to the hedged transactions, which can vary based on timing of actual customer payments and intercompany settlements.

The Company’s intercompany foreign currency receivables and payables are primarily concentrated in the euro, British pound, and Japanese yen. Historically, the Company has used foreign currency forward contracts to mitigate foreign currency risk on these intercompany foreign currency receivables and payables. At March 31, 2013, the Company had a notional principal amount of $923.2 million in foreign currency forward contracts outstanding, predominantly to hedge currency risk on specific intercompany receivables and payables denominated in a currency that differs from the legal entity’s functional currency. These foreign currency forward contracts, as of March 31, 2013, which settle in April 2013 through July 2013, effectively fix the exchange rate at which these specific receivables and payables will be settled, so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying receivables and payables. At March 31, 2013, the Company does not expect there will be a significant impact from unhedged foreign currency intercompany transactions.

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

Interest Rates

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The fair value of our cash equivalents, marketable securities, short-term investments, and derivatives is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness or our own credit risk. The Company uses credit default swap spread to derive risk-adjusted discount rate to measure the fair value of some of our financial instruments. At March 31, 2013 we had $292.6 million in cash, cash equivalents, restricted cash and short-term investments, all of which approximated the fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of these assets as these assets consist of highly liquid securities with short-term maturities. The Company accounts for the $29.3 million of its long-term investments under the cost method and due to the nature of these investments, mainly non-public and early stage companies, the Company believes calculating a fair value thereon not to be practicable. Thus, changes in market interest rates would not be expected to have an impact on these investments.

As of March 31, 2013, the Company had a carrying value of $2,046.3 million in debt with fixed interest rates, thus, the variability in market interest rates would not be expected to have a material impact on our scheduled interest payments. The Company will continuously assess the most appropriate method of financing the Company’s short and long term operations.

As of March 31, 2013, the Company had $324.0 million of short-term borrowings under its revolving credit facility. The applicable borrowing rate as of March 31, 2013 is based on the British LIBOR plus a spread of 100 to 200 basis points, depending on leverage. Given the short-term nature of the LIBOR used, variability in the rate is not expected to have a material impact on our short-term borrowings. Refer to Note 4 of the Consolidated Financial Statements, “Line of Credits”, for more information on our short-term borrowings.

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

Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Securities Exchange Act, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of March 31, 2013, the end of the period covered by this report.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

We are subject to potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted. These matters arise in the ordinary course and conduct of our business, and, at times, as a result of our acquisitions and dispositions and as a result of our proposed acquisition by Thermo Fisher. They include, for example, commercial, intellectual property, environmental, securities, and employment matters and federal and state putative class action lawsuits challenging the proposed transaction with Thermo Fisher. Some are expected to be covered, at least partly, by insurance. We intend to continue to defend ourselves vigorously in such matters. We regularly assess contingencies to determine the degree of probability and range of possible loss for potential accrual in our financial statements. An estimated loss contingency is accrued in our financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on our assessment, we currently have accrued an immaterial amount in our financial statements for contingent liabilities associated with these legal actions and claims. Litigation is inherently unpredictable, and unfavorable resolutions could occur. As a result, assessing contingencies is highly subjective and requires judgment about future events. The amount of ultimate loss may exceed our current accruals, and it is possible that our cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

ITEM 1A.	Risk Factors

You should consider the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which we filed with the Securities and Exchange Commission on February 28, 2013, together with all other information contained or incorporated by reference in this Quarterly Report on Form 10-Q when evaluating our business and our prospects. Except as set forth below, there have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. If any of the risks and uncertainties described in our Annual Report on Form 10-K or this Quarterly Report on Form 10-Q actually occurs, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected.

Risks Related to Our Proposed Acquisition by Thermo Fisher

On April 14, 2013, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Thermo Fisher Scientific Inc., a Delaware corporation (Thermo Fisher), and Polpis Merger Sub Co., a Delaware corporation and a wholly owned subsidiary of Thermo Fisher (Merger Sub), providing for, subject to the satisfaction or waiver of specified conditions, the acquisition of the Company by Thermo Fisher at a price of $76 per share in cash, subject to adjustment as described below. Subject to the terms and conditions of the Merger Agreement, the closing of the merger is expected to occur early in 2014. If the merger does not close by January 14, 2014, by reason of the failure to obtain certain required antitrust approvals or the issuance or enactment by a governmental authority of an order or law prohibiting or restraining the merger (and such prohibition or restraint is in respect of an antitrust law), the cash price per share will increase by $0.0062466 per day during the period commencing on, and including, January 14, 2014, and ending on, and including, the closing date.

For additional information related to the Merger Agreement, please refer to the Current Report on Form 8-K filed with the SEC on April 16, 2013 (the April 16th 8-K). The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement attached as Exhibit 2.1 to the April 16th 8-K.

The announcement and pendency of our proposed merger with Thermo Fisher could adversely affect our business, financial results and operations

The announcement and pendency of the proposed acquisition of our Company by Thermo Fisher could cause disruptions in and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers, suppliers and employees, which could have an adverse effect on our business, financial results and operations, regardless of whether the proposed merger is completed. In particular, we could potentially lose important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the proposed acquisition. We could also potentially lose customers or suppliers, and new customer or supplier contracts could be delayed or decreased. In addition, we have diverted, and will continue to divert, significant management resources towards the completion of the transaction, which could adversely affect our business and results of operations.

We are also subject to restrictions on the conduct of our business prior to the consummation of the merger as provided in the Merger Agreement, including, among other things, certain restrictions on our ability to acquire other businesses, sell, transfer or license our assets, amend our organizational documents, and incur indebtedness. These restrictions could result in our inability to respond effectively to competitive pressures, industry developments and future opportunities and may otherwise harm our business, financial results and operations.

Failure to complete the proposed merger could adversely affect our business and the market price of our common stock

There is no assurance that the closing of the merger will occur. Consummation of the merger is subject to various conditions, including, among other things, the approval of the Merger Agreement and the merger by the holders of a majority of our outstanding shares of common stock, and certain other customary conditions, including, among other things, the absence of laws or judgements prohibiting or restraining the merger and the receipt of certain regulatory approvals. We cannot predict with certainty whether and when any of these conditions will be satisfied. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, a change in the recommendation of the board of directors of the Company or a termination of the Merger Agreement by the Company to enter into an agreement for a “superior proposal”. If the merger is not consummated, our stock price will likely decline as our stock has recently traded at prices based on speculation regarding a potential acquisition of the Company and more recently based on the proposed per share price for the merger. We will have incurred significant costs, including, among other things, the diversion of management resources, for which we will have received little or no benefit if the closing of the merger does not occur. A failed transaction may result in negative publicity and a negative impression of us in the investment community. The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations and our stock price.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	None.

c)	The following table contains information about our purchases of equity securities during the first quarter of 2013:

	(a) Total Number of Shares (or Units) purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Dollar of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31	1,961,568	53.47	104,888,408	$407,109,859
February 1 – February 28	—	—	—	—
March 1 – March 31	—	—	—	—

Total	1,961,568	$53.47	$104,888,408	$407,109,859

(1)

On July 24, 2012, the Board of Directors of the Company approved a program (the July 2012 program) authorizing management to repurchase up to $750.0 million of common stock. During the three months ended March 31, 2013, the Company repurchased 2.0 million shares of its common stock under this program at a total cost of $104.9 million. As of March 31, 2013, there was $407.1 million of authorization remaining under this program.

The Company did not make any share purchases other than through publically announced plans.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibits: For a list of exhibits filed with this report, refer to the Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFE TECHNOLOGIES CORPORATION

Date: May 2, 2013	By:	/s/ David F. Hoffmeister
David F. Hoffmeister Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

2.1	Agreement and Plan of Merger, dated as of April 14, 2013, among Life Technologies Corporation, Thermo Fisher Scientific Inc. and Polpis Merger Sub Co. (1)

3.1	Amended and Restated Certificate of Incorporation of Life Technologies Corporation (2)

3.2	Seventh Amended and Restated Bylaws of Life Technologies Corporation (3)

10.1	Form of Performance Restricted Stock Units Award Grant Notice and Performance Restricted Stock Units Agreement under the Life Technologies Corporation 2009 Equity Incentive Plan.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (4)

101.LAB	XBRL Taxonomy Extension Labels Linkbase (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (4)

(1)	Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K, filed on April 16, 2013 (File No. 000-25317).
(2)	Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed on April 28, 2011 (File No. 000-25317).
(3)	Incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K, filed on April 28, 2011 (File No. 000-25317).
(4)	Furnished, not filed.