Form 10-Q
period 2013-06-30
Life Technologies Corp
filed 2013-08-01
CIK 1073431

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    or    No  ☒

As of July 31, 2013, 172,662,195 shares of the Registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

LIFE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$260,100	$255,547
Short-term investments	15,881	5,726
Restricted cash	14,398	15,096
Trade accounts receivable, net of allowance for doubtful accounts of $15,847 and $14,336, respectively	675,725	697,228
Inventories, net	416,833	403,488
Deferred income tax assets	108,955	105,422
Prepaid expenses and other current assets	190,924	142,732

Total current assets	1,682,816	1,625,239

Long-term investments	28,892	26,677
Property and equipment, net	770,889	844,692
Goodwill	4,494,768	4,503,392
Intangible assets, net	1,388,275	1,525,823
Deferred income tax assets	20,217	23,008
Other assets	97,890	89,234

Total assets	$8,483,747	$8,638,065

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$4,208	$253,214
Short-term borrowings	143,000	100,000
Accounts payable	177,999	186,569
Deferred compensation and related benefits	157,677	194,489
Deferred revenues and reserves	115,537	114,558
Contingent considerations	18,360	16,738
Accrued expenses and other current liabilities	279,922	297,904
Accrued income taxes	37,540	28,879

Total current liabilities	934,243	1,192,351

Long-term debt	2,068,224	2,060,855
Pension liabilities	204,101	209,607
Deferred income tax liabilities	287,680	287,423
Income taxes payable	33,823	106,419
Other long-term obligations	135,324	127,947

Total liabilities	3,663,395	3,984,602

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.01 par value, 6,405,884 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value, 400,000,000 shares authorized; 222,731,890 and 218,741,855 shares issued, respectively	2,227	2,187
Additional paid-in-capital	5,876,790	5,731,568
Accumulated other comprehensive income (loss)	(15,841)	59,070
Retained earnings	1,589,682	1,341,846
Less cost of treasury stock; 50,117,765 shares and 47,503,208 shares, respectively	(2,632,985)	(2,481,990)

Total Life Technologies stockholders’ equity	4,819,873	4,652,681
Non-controlling interest	479	782
Total equity	4,820,352	4,653,463

Total liabilities and equity	$8,483,747	$8,638,065

See accompanying notes for additional information.

LIFE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
(Unaudited)	2013	2012	2013	2012
Revenues	$945,808	$949,309	$1,908,320	$1,888,423
Cost of revenues	318,625	328,359	644,639	642,041
Purchased intangibles amortization	70,865	75,961	143,245	148,066

Gross profit	556,318	544,989	1,120,436	1,098,316

Operating expenses:
Selling, general and administrative	276,400	266,049	547,616	519,447
Research and development	88,559	84,816	172,106	173,413
Business integration costs	28,310	9,429	54,998	23,696

Total operating expenses	393,269	360,294	774,720	716,556

Operating income	163,049	184,695	345,716	381,760

Other income (expense):
Interest income	747	515	1,217	1,279
Interest expense	(27,649)	(29,237)	(57,014)	(64,975)
Other expense	(1,912)	(2,600)	(4,388)	(8,316)

Total other expense, net	(28,814)	(31,322)	(60,185)	(72,012)

Income before provision for income taxes	134,235	153,373	285,531	309,748
Income tax provision	(7,819)	(31,070)	(38,006)	(54,806)

Net income	126,416	122,303	247,525	254,942
Net loss attributable to noncontrolling interests	224	51	311	51

Net income attributable to Life Technologies	$126,640	$122,354	$247,836	$254,993

Earnings per common share attributable to Life Technologies stockholders:
Basic	$0.73	$0.69	$1.44	$1.43
Diluted	$0.72	$0.67	$1.42	$1.40
Weighted average shares used in per share calculations:
Basic	172,516	178,168	171,661	178,521
Diluted	175,559	181,307	175,020	182,210
Total comprehensive income	$95,499	$97,832	$172,622	$245,824
Comprehensive loss attributable to noncontrolling interests	218	51	303	51

Total comprehensive income attributable to Life Technologies	$95,717	$97,883	$172,925	$245,875

See accompanying notes to unaudited consolidated financial statements.

LIFE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the six months ended June 30,
	2013	2012
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$247,525	$254,942
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of businesses acquired and divested:
Depreciation	61,681	62,005
Amortization of intangible assets	150,305	152,490
Amortization of deferred debt issuance costs, debt discount, and other non-cash interest	2,124	8,051
Share-based compensation expense	36,265	44,073
Incremental tax benefits from stock options exercised and restricted stock distributions	(17,536)	(5,644)
Deferred income taxes	(73,372)	(119,845)
Loss on disposal of assets	31,043	3,474
Other noncash adjustments	(16,971)	6,834
Changes in operating assets and liabilities:
Trade accounts receivable	14,384	(8,668)
Inventories	(25,130)	(15,573)
Prepaid expenses and other current assets	(33,932)	18,083
Other assets	(8,727)	625
Accounts payable	(3,586)	(10,480)
Accrued expenses and other liabilities	(16,972)	(113,638)
Income taxes	19,140	51,913
Currency impact on intercompany settlements	(12,268)	31,325

Net cash provided by operating activities	353,973	359,967

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(16,514)	(7,690)
Proceeds from sale of investments	1,000	920
Net cash paid for business combinations	(54,092)	(42,789)
Net cash paid for asset purchases	(4,709)	(1,406)
Purchases of property and equipment	(46,366)	(49,075)
Net cash paid for divestiture of equity investment	—	(10,136)
Proceeds from sales of assets	36,729	328

Net cash used in investing activities	(83,952)	(109,848)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term obligations	(250,000)	(450,000)
Principal payments on short-term obligations	(529,000)	(322,000)
Proceeds from short-term obligations	572,000	422,000
Issuance cost payments on long-term obligations	—	(2,491)
Cash paid for business combination milestones	(3,383)	(162,349)
Cash contribution from non-controlling interest	—	469
Incremental tax benefits from stock options exercised and restricted stock distributions	17,536	5,644
Proceeds from sale of common stock	80,472	30,618
Capital lease payments	(1,923)	(1,047)
Purchase of treasury stock	(145,048)	(343,762)

Net cash used in financing activities	(259,346)	(822,918)
Effect of exchange rate changes on cash	(6,122)	(5,995)

Net increase (decrease) in cash and cash equivalents	4,553	(578,794)
Cash and cash equivalents, beginning of period	255,547	838,762

Cash and cash equivalents, end of period	$260,100	$259,968

See accompanying notes to unaudited consolidated financial statements.

LIFE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Pending Merger with Thermo Fisher Scientific Inc.

On April 14, 2013, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Thermo Fisher Scientific Inc., a Delaware corporation (Thermo Fisher), and Polpis Merger Sub Co., a Delaware corporation and a wholly owned subsidiary of Thermo Fisher (Merger Sub), providing for, subject to the satisfaction or waiver of specified conditions, the acquisition of the Company by Thermo Fisher at a price of $76 per share in cash, subject to adjustment as described below. Subject to the terms and conditions of the Merger Agreement, the closing of the merger is expected to occur early in 2014. If the merger does not close by January 14, 2014 by reason of the failure to obtain certain required antitrust approvals or the issuance or enactment by a governmental authority of an order or law prohibiting or restraining the merger (and such prohibition or restraint is in respect of an antitrust law), the cash price per share will increase by $0.0062466 per day during the period commencing on, and including, January 14, 2014, and ending on, and including, the closing date. For additional information related to the Merger Agreement, please refer to the Current Report on Form 8-K filed with the SEC on April 16, 2013 (the April 16th 8-K) and the definitive proxy statement related to the merger filed by the Company on July 22, 2013. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement attached as Exhibit 2.1 to the April 16th 8-K.

2. Basis of Presentation

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

Long-Lived Assets

The Company periodically re-evaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of its long-lived assets. The criteria used for these evaluations include management’s estimate of the asset’s continuing ability to generate income from operations and positive cash flow in future periods as well as the strategic significance of any intangible asset to the Company’s business objectives. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets, which is determined by applicable market prices, when available. The Company did not recognize a significant impairment during the period other than that of the property sold which resulted in $28.3 million loss during the six months ended June 30, 2013. The loss was recognized as a result of the Company making the decision to move out of existing acquired facilities into a new facility in the current year.

Business Combinations

The Company has completed acquisitions that were not considered individually or collectively material to the overall consolidated financial statements and the results of the Company’s operations. These acquisitions have been included in the consolidated financial statements from the respective dates of the acquisitions. The Company recognizes the assets acquired, liabilities assumed, and any noncontrolling interest at fair value at the date of acquisition. Certain acquisitions contain contingent consideration arrangements that require the Company to assess the acquisition date fair value of the contingent consideration liabilities, which is recorded as part of the purchase consideration of the acquisition. The Company continuously assesses and adjusts the fair value of the contingent consideration liabilities, if necessary, until the settlement or expiration of the contingency occurs. For additional details on the carrying value and potential future obligations under these arrangements, refer to Note 6 of the Consolidated Financial Statements, “Commitments and Contingencies”.

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

Computation of Earnings Per Share

Basic earnings per share was computed by dividing net income attributable to Life Technologies by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur from the following items:

•	Dilutive stock options and restricted stock units;

•	Dilutive Employee Stock Purchase Plan (ESPP); and

•	Convertible senior notes where the effect of those securities is dilutive.

Computations for basic and diluted earnings per share are as follows:

(in thousands, except per share data) (unaudited)	Net Income Attributable to Life Technologies (Numerator)	Shares (Denominator)	Earnings Per Share
Three Months Ended June 30, 2013
Basic earnings per share:
Net income attributable to Life Technologies	$126,640	172,516	$0.73

Diluted earnings per share:
Dilutive stock options and restricted stock units	—	3,043

Net income attributable to Life Technologies plus assumed conversions	$126,640	175,559	$0.72

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		—
Three Months Ended June 30, 2012
Basic earnings per share:
Net income attributable to Life Technologies	$122,354	178,168	$0.69

Diluted earnings per share:
Dilutive stock options and restricted stock units	—	3,135
Employee Stock Purchase Plan	—	4

Net income attributable to Life Technologies plus assumed conversions	$122,354	181,307	$0.67

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		6,265

(in thousands, except per share data) (unaudited)	Net Income Attributable to Life Technologies (Numerator)	Shares (Denominator)	Earnings Per Share
Six Months Ended June 30, 2013
Basic earnings per share:
Net income attributable to Life Technologies	$247,836	171,661	$1.44

Diluted earnings per share:
Dilutive stock options and restricted stock units	—	3,359

Net income attributable to Life Technologies plus assumed conversions	$247,836	175,020	$1.42

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		14
Six Months Ended June 30, 2012
Basic earnings per share:
Net income attributable to Life Technologies	$254,993	178,521	$1.43

Diluted earnings per share:
Dilutive stock options and restricted stock units	—	3,664
Employee Stock Purchase Plan	—	8
1 1/2% Convertible Senior Notes due 2024	12	17

Net income attributable to Life Technologies plus assumed conversions	$255,005	182,210	$1.40

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		4,045

Share-Based Compensation

Effective April 24, 2013, the Company adopted the Life Technologies Corporation 2013 Equity Incentive Plan (the 2013 Plan), effectively replacing the Life Technologies Corporation 2009 Equity Incentive Plan. Under the 2013 Plan, the Company has the ability to grant stock options, stock appreciation rights, restricted stock units, restricted stock awards, performance awards, and deferred stock awards with 13.0 million shares of the Company’s common stock reserved for the granting of new awards. Stock option awards are granted to eligible employees and directors at an exercise price equal to the fair market value of such stock on the date of grant, generally vest over four years, and are exercisable in whole or in installments and expire ten years from the date of grant. Restricted stock awards, which are granted in connection with the Life Technologies Corporation Deferred Compensation Plan (the Deferred Compensation Plan), restricted stock units, and performance based restricted stock units are granted to eligible employees and directors and represent rights to receive shares of common stock at a future date, generally vesting over three or four years. An exercise price and monetary payment are not required for receipt or issuance of these awards, instead, consideration is furnished in the form of the participant’s services to the Company. The compensation cost for these awards is valued based on the estimated fair value of such award on the date of grant.

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

Stock Options and Purchase Rights

The Company did not grant any employee stock options or purchase rights during the six months ended June 30, 2013. The underlying assumptions used to value employee stock options and purchase rights granted during the six months ended June 30, 2012 were as follows:

Six months ended June 30,
(unaudited)	2012
Stock Options
Weighted average risk free interest rate	0.9%
Expected term of share-based awards	4.4 yrs
Expected stock price volatility	34%
Expected dividend yield	0%
Weighted average fair value of share-based awards granted	$14.13
Purchase Rights
Weighted average risk free interest rate	0.1%
Expected term of share-based awards	0.4 yrs
Expected stock price volatility	31%
Expected dividend yield	0%
Weighted average fair value of share-based awards granted	$10.36

The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes. The Company considered its historical experience of pre-vesting option forfeitures as the basis to arrive at its estimated annual pre-vesting option forfeiture rate of 7.8% and 6.0% per year for each of the six months ended June 30, 2013 and 2012, respectively. All option awards, including those with graded vesting, were valued as a single award with a single average expected term and are amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. At June 30, 2013, there was $11.2 million remaining in unrecognized compensation cost related to employee stock options, which is expected to be recognized over a weighted average period of 1.1 years. No compensation cost was capitalized in inventory during the six months ended June 30, 2013 as the amounts involved were not material.

Total share-based compensation expense for employee stock options and purchase rights for the three and six months ended June 30, 2013 and 2012 was comprised of the following:

	Three months ended June 30,		Six months ended June 30,
(in thousands) (unaudited)	2013	2012	2013	2012
Cost of revenues	$162	$707	$441	$1,295
Selling, general and administrative	2,462	5,933	5,147	10,453
Research and development	176	646	373	1,308

Share-based compensation expense before taxes	2,800	7,286	5,961	13,056
Related income tax benefits	1,293	2,030	3,030	3,932

Share-based compensation expense, net of taxes	$1,507	$5,256	$2,931	$9,124

Restricted Stock Units

Restricted stock units represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. An exercise price and monetary payment are not required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. Restricted stock units have either graded vesting terms of four years, or cliff vesting terms which generally vest over three years. Compensation cost for these awards is based on the estimated fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. During the six months ended June 30, 2013 and 2012, the Company estimated pre-vesting forfeitures and applied an annual pre-vesting forfeiture rate of 7.0% and 8.0% for restricted stock units with graded vesting terms and cliff vesting terms, respectively. Performance based restricted stock units have three year cliff vesting terms whereby vesting is based on the completion of the requisite service and the ultimate issuance amount is determined by the Company’s total shareholder return over the same three year period. Share payout levels range from zero to two hundred percent for each granted unit relative to total shareholder return. At June 30, 2013 there was $146.7 million remaining in unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted average period of 2.9 years. The weighted average fair value of restricted stock units granted during the six months ended June 30, 2013 and 2012 was $68.02 and $48.39, respectively. The grants during the six months ended June 30, 2013 include performance based restricted stock units.

Total share-based compensation expense for restricted stock units for the three and six months ended June 30, 2013 and 2012 was composed of the following:

	Three months ended June 30,		Six months ended June 30,
(in thousands) (unaudited)	2013	2012	2013	2012
Cost of revenues	$1,349	$1,649	$2,234	$2,783
Selling, general and administrative	14,352	14,547	25,719	25,180
Research and development	1,210	1,411	2,166	2,785

Share-based compensation expense before taxes	16,911	17,607	30,119	30,748
Related income tax benefits	5,291	5,965	8,794	10,829

Share-based compensation expense, net of taxes	$11,620	$11,642	$21,325	$19,919

Deferred Stock Awards and Restricted Stock Awards

Deferred stock awards are fully vested and expensed when issued, but shares are placed in a deferral account under the Deferred Compensation Plan, at an eligible employee’s or director’s discretion, until distributed to the employee or director at a future date. The Deferred Compensation Plan allows eligible directors and employees to defer, on a pre-tax basis, a portion or all of their compensation, bonuses, or director’s fees in the form of cash or deferred stock awards. The deferred compensation plan provides matching contributions by the Company to the participants, based on the deferred compensation plan agreement, in the form of restricted stock awards. During the six months ended June 30, 2013 and 2012, the Company granted restricted stock awards with a total deferred compensation value of $0.8 million and $0.6 million, respectively, which will be recognized over the requisite service period of three years with an applicable forfeiture rate. The restricted stock awards, issued but unvested, are held in a deferral account, and are subject to a three year cliff vesting. Refer to Note 10 of the Consolidated Financial Statements, “Fair Value of Financial Instruments” for further information on the fair market valuation of the deferred compensation plan assets.

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

3. Composition of Certain Financial Statement Items

Inventories

Inventories consisted of the following:

	June 30, 2013	December 31, 2012
(in thousands)	(unaudited)
Raw materials and components	$92,873	$101,370
Work in process (materials, labor and overhead)	59,267	96,725
Finished goods (materials, labor and overhead)	264,693	204,639
Adjustments to write up acquired finished goods to fair value	—	754

Total inventories, net	$416,833	$403,488

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2013	December 31, 2012
(in thousands)	(unaudited)
Forward exchange contracts	$8,615	$1,597
Prepaid expenses	124,222	99,039
Other current assets	58,087	42,096

Total prepaid expenses and other current assets	$190,924	$142,732

Property and Equipment

Property and equipment consisted of the following:

	Estimated Useful Life (in years)	June 30, 2013	December 31, 2012
(in thousands)		(unaudited)
Land	—	$117,941	$139,889
Building and improvements	1-50	450,350	479,194
Machinery and equipment	1-10	503,259	497,370
Internal use software	1-10	259,711	263,376
Construction in process	—	85,035	78,064

Total gross property and equipment		1,416,296	1,457,893
Accumulated depreciation and amortization		(645,407)	(613,201)

Total property and equipment, net		$770,889	$844,692

Goodwill and Other Intangible Assets

The $8.6 million decrease in goodwill on the Consolidated Balance Sheet from December 31, 2012 to June 30, 2013 was primarily the result of $26.7 million of foreign currency translation adjustments offset by $18.1 million from business combinations.

Intangible assets consisted of the following:

	June 30, 2013 (unaudited)			December 31, 2012
	Weighted average Life	Gross carrying Amount	Accumulated Amortization	Weighted average Life	Gross carrying Amount	Accumulated Amortization
(in thousands)
Amortized intangible assets:
Purchased technology	7 years	$1,271,274	$(1,042,615)	7 years	$1,270,012	$(1,003,531)
Purchased tradenames and trademarks	9 years	326,619	(197,942)	9 years	329,588	(184,272)
Purchased customer base	11 years	1,462,479	(603,798)	11 years	1,464,042	(544,736)
Other intellectual property	6 years	382,594	(280,187)	6 years	375,164	(250,295)

Total intangible assets		$3,442,966	$(2,124,542)		$3,438,806	$(1,982,834)

Intangible assets not subject to amortization:
Purchased tradenames and trademarks		$7,451			$7,451
In-process research and development		62,400			62,400

Amortization expense related to purchased intangible assets for the three months ended June 30, 2013 and 2012 was $70.9 million and $76.0 million, respectively, and, for the six months ended June 30, 2013 and 2012, was $143.2 million and $148.1 million, respectively. Estimated aggregate amortization expense is expected to be $145.3 million for the remainder of fiscal year 2013. Estimated aggregate amortization expense for fiscal years 2014, 2015, 2016 and 2017 is $248.8 million, $228.9 million, $176.6 million and $161.5 million, respectively. During the six months ended June 30, 2013, there were no material impairments identified.

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

In February 2012, the Company received an unfavorable verdict in its litigation with Promega Corporation that resulted in charges to cost of revenues and a legal accrual of $52.0 million, which was recorded in the December 31, 2011 financial statements and remained recorded as a liability as of June 30, 2013 and December 31, 2012. A federal judge reversed the verdict in September 2012 and entered judgment in favor of the Company. Promega responded by filing various motions to reinstate the verdict and for a new trial. The Company challenged Promega’s motions, and the judge denied them all in April 2013. The case is now on appeal and the Company is vigorously defending its position.

In November 2012, the Company received an unfavorable verdict in its litigation with Enzo Biochem, resulting in charges to cost of revenues and a legal accrual of $60.9 million, which was recorded in the December 31, 2012 financial statements and remains recorded as a liability as of June 30, 2013. The Company strongly disagrees with the verdict and intends to vigorously challenge it in the trial court and on appeal.

None of the other liabilities in Accrued Expenses and Other Current Liabilities was individually material at June 30, 2013 and December 31, 2012.

Reconciliation of Equity

The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to the Company, and equity attributable to non-controlling interests:

(in thousands) (unaudited)	Total	Common Stock	Additional Paid-in-Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Non- Controlling Interests
Balance at December 31, 2012	$4,653,463	$2,187	$5,731,568	$(2,481,990)	$59,070	$1,341,846	$782
Amortization of stock based compensation	36,265	—	36,265	—	—	—	—
Common stock issuance under employee stock plans	82,238	21	82,533	(316)	—	—	—
Net tax benefit on employee stock plans	17,160	—	17,160	—	—	—	—
Issuance of restricted shares, net of shares repurchased for minimum tax liability	(39,843)	18	(18)	(39,843)	—	—	—
Issuance of deferred stock	3,335	1	9,282	(5,948)	—	—	—
Purchase of treasury stock	(104,888)	—	—	(104,888)	—	—	—
Realized gain on hedging transactions, reclassed into earnings, net of related tax effects	(183)	—	—	—	(183)	—	—
Pension liability, net of deferred taxes	(9,505)	—	—	—	(9,505)	—	—
Foreign currency translation adjustment, net of related tax effects	(65,215)	—	—	—	(65,223)	—	8
Net income (loss)	247,525	—	—	—	—	247,836	(311)

Balance at June 30, 2013	$4,820,352	$2,227	$5,876,790	$(2,632,985)	$(15,841)	$1,589,682	$479

Accumulated Other Comprehensive Income and Components of Other Comprehensive Income

Accumulated other comprehensive income includes unrealized gains and losses that are excluded from the Consolidated Statements of Operations. The unrealized gains and losses include foreign currency translation adjustments, cash flow hedge adjustments, and pension liabilities adjustments, net of tax.

Accumulated other comprehensive income, net of taxes, attributable to Life Technologies, consists of the following at June 30, 2013:

(in thousands) (unaudited)	Total	Cash Flow Hedges	Pension Liabilities	Foreign Currency Translation Adjustments
Balance at December 31, 2012	$59,070	$1,594	$(104,787)	$162,263
Current-period change	(74,911)	(183)	(9,505)	(65,223)

Balance at June 30, 2013	$(15,841)	$1,411	$(114,292)	$97,040

The components of other comprehensive income (loss) for the three and six months ended June 30, 2013 were as follows:

	Three months ended June 30, 2013
(in thousands) (unaudited)	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Realized gain on cash flow hedges, reclassified into earnings	(146)	54	(92)
Foreign currency translation adjustments	(30,825)	—	(30,825)

Other comprehensive income (loss)	$(30,971)	$54	$(30,917)

	Six months ended June 30, 2013
(in thousands) (unaudited)	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Curtailment gain on pension plans, reclassified into earnings	$(15,264)	$5,759	$(9,505)
Realized gain on cash flow hedges, reclassified into earnings	(292)	109	(183)
Foreign currency translation adjustments	(65,215)	—	(65,215)

Other comprehensive income (loss)	$(80,771)	$5,868	$(74,903)

The details about reclassifications out of accumulated other comprehensive income into net income for the three and six months ended June 30, 2013 were as follows:

Three months ended June 30, 2013
(in thousands) (unaudited)	Amount Reclassified from AOCI	Affected Line Item in Statement of Operations
(Gains)/losses on cash flow hedges
Forward interest rate swap contracts	$(146)	Interest expense

	(146)	Total before tax

	54	Income tax provision

	$(92)	Net of tax

Six months ended June 30, 2013
(in thousands) (unaudited)	Amount Reclassified from AOCI	Affected Line Item in Statement of Operations
(Gains)/losses on cash flow hedges
Forward interest rate swap contracts	$(292)	Interest expense

	(292)	Total before tax

	109	Income tax provision

	$(183)	Net of tax

Defined benefit pension plan items
Curtailment gain	$(15,264)	Business integration costs

	(15,264)	Total before tax

	5,759	Income tax provision

	$(9,505)	Net of tax

Total reclassifications	$(9,688)	Net of tax

4. Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2013	December 31, 2012
(in thousands)	(unaudited)
3.375% Senior Notes (principal due 2013), net of unamortized discount	$—	$249,993
4.400% Senior Notes (principal due 2015), net of unamortized discount	499,405	499,235
3.500% Senior Notes (principal due 2016), net of unamortized discount	399,660	399,598
6.000% Senior Notes (principal due 2020), net of unamortized discount	748,882	748,815
5.000% Senior Notes (principal due 2021), net of unamortized discount	398,584	398,508
Capital leases	25,901	17,920

Total debt	2,072,432	2,314,069
Less current portion	(4,208)	(253,214)

Total long-term debt	$2,068,224	$2,060,855

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

As a result, the Company has recorded an aggregate $5.7 million of debt discounts for the Notes. At June 30, 2013, the unamortized debt discount balance was $3.5 million. The debt discounts are amortized over the lives of the associated Notes using the effective interest method.

The aggregate net proceeds from the Note offerings in 2010 were $2,276.4 million after deducting the debt discounts as well as underwriting discounts of $17.9 million. Total deferred financing costs associated with the issuances of the Notes were $21.8 million, including the $17.9 million of underwriting discounts and $3.9 million of legal and accounting fees. At June 30, 2013, the unamortized issuance costs for the Notes were $11.8 million which are expected to be recognized over a weighted average period of 5.6 years.

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

The Company recognized aggregate contractual interest expense of $25.3 million and $27.4 million for the three months ended June 30, 2013 and 2012, respectively, and $52.0 million and $54.8 million for the six months ended June 30, 2013 and 2012, respectively.

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

The Company recognized total interest cost of $2.5 million for the six months ended June 30, 2012 based on the effective interest rate of 6.10% for the 2024 Notes. The interest expense consisted of $0.8 million of contractual interest based on the stated coupon rate and $1.7 million of amortization of the discount on the liability component associated with the bifurcation requirements prescribed by ASC Topic 470-20, Debt with Conversion and Other Options, for the six months ended June 30, 2012.

5. Lines of Credit

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

During the six months ended June 30, 2013, the Company withdrew $572.0 million on the Revolving Credit Facility and repaid $529.0 million. The Company had an outstanding balance of $143.0 million and $100.0 million as of June 30, 2013 and December 31, 2012, respectively. Additionally, the Company has issued $10.2 million of letters of credit under the Revolving Credit Facility, and accordingly, the remaining available credit is $596.8 million. The applicable borrowing rate was 1.44% for the Revolving Credit Facility at June 30, 2013.

At the same time the Company entered into the Revolving Credit Facility in February 2012, the Company extinguished the previously existing revolving credit facility of $500.0 million and as a result recognized a $3.7 million loss, recorded in interest expense, on unamortized deferred financing costs.

As of June 30, 2013 foreign subsidiaries in Mexico and India had available bank lines of credit denominated in local currency to meet short-term working capital requirements. Each credit facility would bear interest at a fixed rate or a variable rate indexed to a local interbank offering rate or equivalent, should there be withdrawals. The United States dollar equivalent of these facilities totaled $3.5 million at June 30, 2013, none of which was outstanding at June 30, 2013.

6. Commitments and Contingencies

Letters of Credit

The Company had outstanding letters of credit totaling $30.9 million at June 30, 2013, of which $13.3 million was to support performance bond agreements, $9.5 million was to support liabilities associated with the Company’s self-insured worker’s compensation programs, $5.1 million was to support its building lease requirements, and $3.0 million was to support duty on imported products.

Executive Employment Agreements

The Company has employment contracts with key executives that provide for the continuation of salary if terminated for reasons other than cause, as defined in those agreements. At June 30, 2013, future employment contract commitments for such key executives were approximately $34.0 million. In certain circumstances, the employment agreements call for the acceleration of equity vesting. The non-cash financial impact of the acceleration of equity vesting is not reflected in the above information.

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

At June 30, 2013, the total amount accrued for contingent consideration liabilities was $40.8 million, of which $18.4 million was included in current liabilities. At December 31, 2012, the total amount accrued for contingent consideration liabilities was $44.3 million, of which $16.7 million was included in current liabilities. During the six months ended June 30, 2013, $3.3 million of contingent consideration liabilities were paid. During the six months ended June 30, 2012, $283.1 million of contingent consideration was paid, of which $282.2 million was a result of a $300.0 million milestone arrangement related to the Ion Torrent acquisition. The milestone was achieved during the year ended December 31, 2011 and paid in January 2012 in a combination of $192.4 million in cash and 2.7 million shares of the Company’s common stock or the equivalent of $107.6 million at the time of settlement.

The Company could be required to make additional contingent payments based on currently existing purchase agreements through 2022. For more information on contingent consideration valuation, refer to Note 10 of the Consolidated Financial Statements, “Fair Value of Financial Instruments”.

Environmental Liabilities

As a result of previous mergers and acquisitions, the Company assumed certain environmental exposure liabilities. At June 30, 2013, aggregate undiscounted environmental reserves were $8.1 million, including current reserves of $3.1 million. Based upon currently available information, the Company believes that it has adequately provided for these environmental exposures and that the outcome of these matters will not have a material adverse effect on its Consolidated Statement of Operations.

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

The net periodic pension cost for six months ended June 30, 2013 includes a curtailment gain of $20.2 million. During the six months ended June 30, 2013 the Company spun off an employee and retiree grouping of the Applied Biosystems, Inc. Retiree Welfare Plan and no longer offered retiree medical coverage to these participants. The Company accounted for the termination of benefits to both active and retired employees a plan curtailment and recorded the corresponding gain in the current period in accordance with ASC Topic 715, Compensation – Retirement Benefits. The Applied Biosystems, Inc. Retiree Welfare Plan still retained certain retirees who will continue to receive benefits under the provisions of the plan.

The components of net periodic pension cost or (benefit) for the Company’s pension plans and postretirement benefits plans for the three and six months ended June 30, 2013 and 2012 were as follows:

	Domestic Plans
	Three months ended June 30,		Six months ended June 30,
(in thousands) (unaudited)	2013	2012	2013	2012
Service cost	$413	$385	$825	$770
Interest cost	7,705	8,713	15,410	17,426
Expected return on plan assets	(9,216)	(9,383)	(18,431)	(18,766)
Amortization of prior service cost	14	15	29	30
Amortization of actuarial loss	1,279	954	2,557	1,908

Net periodic pension cost	$195	$684	$390	$1,368

	Postretirement Plans
	Three months ended June 30,		Six months ended June 30,
(in thousands) (unaudited)	2013	2012	2013	2012
Service cost	$1	$10	$2	$20
Interest cost	106	342	191	684
Expected return on plan assets	(130)	(115)	(259)	(230)
Amortization of prior service credit	(77)	(474)	(685)	(948)
Amortization of actuarial loss	137	153	265	306
Curtailment gain	—	—	(20,240)	—

Total periodic pension cost (benefit)	$37	$(84)	$(20,726)	$(168)

	Foreign Plans
	Three months ended June 30,		Six months ended June 30,
(in thousands) (unaudited)	2013	2012	2013	2012
Service cost	$656	$598	$1,333	$1,212
Interest cost	1,217	1,206	2,453	2,411
Expected return on plan assets	(839)	(931)	(1,692)	(1,857)
Amortization of actuarial (gain) loss	194	(10)	391	(20)

Net periodic pension cost	$1,228	$863	$2,485	$1,746

8. Income Taxes

Income taxes are determined using an estimated annual effective tax rate applied against income, and then adjusted for the tax impacts of certain significant and discrete items. For the six months ended June 30, 2013, the Company treated the tax impact related to the following as discrete events for which the tax effect was recognized separately from the application of the estimated annual effective tax rate: the impact of new tax legislation, changes in tax reserves, and disqualifying dispositions of qualified stock grants. The Company’s effective tax rate recorded for the six months ended June 30, 2013 was 13.3%. Excluding the impact of the discrete items discussed above, the effective tax rate would have been 22.9%.

The following table summarizes the activity related to our unrecognized tax benefits:

	June 30, 2013	December 31, 2012
(in thousands)	(unaudited)
Gross unrecognized tax benefits at January 1	$137,112	$130,994
Increases in tax positions for prior years	—	22,026
Decreases in tax positions for prior years	(433)	(13,700)
Increases in tax positions for current year relating to ongoing operations	3,298	5,232
Decreases in tax positions for current year relating to ongoing operations	—	(1,434)
Decreases in tax positions as a result of a lapse of statute of limitations	(1,307)	(7,147)
Increases in tax positions for prior year relating to acquisitions	—	1,692
Decreases in tax positions due to settlements with taxing authorities	(56,059)	(582)
Increases in tax positions due to changes in currency rates	17	144
Decreases in tax positions due to changes in currency rates	(39)	(113)

Gross unrecognized tax benefits at end of stated period	$82,589	$137,112

Included in the gross unrecognized tax benefits balance at June 30, 2013 are $3.4 million of tax deductions for which there is uncertainty only regarding the timing of the tax benefit. In the event these benefits are deferred to a later period, it would accelerate the payment of cash to the taxing authority. Other than potential interest and penalties, such deferral would have no impact on tax expense. Of the $82.6 million of gross unrecognized tax benefits, $58.8 million, if recognized, would reduce the Company’s income tax expense and effective tax rate.

In accordance with the disclosure requirements as described in ASC Topic 740, Income Taxes, the Company has classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in non-current deferred tax assets, unless expected to be paid within one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. For the six months ended June 30, 2013 and 2012, the Company recognized approximately $3.3 million and $0.4 million, respectively, in interest and penalties as income tax benefit in the Consolidated Statement of Operations. The Company had approximately $4.8 million accrued for the payment of interest and penalties as of June 30, 2013 in the Consolidated Balance Sheets compared to $6.1 million as of December 31, 2012.

The Company believes it is reasonably possible that approximately $6.8 million of its remaining unrecognized tax benefits, each of which are individually insignificant, may be recognized within the next 12 months due to expected settlements with state and foreign taxing authorities or as statutes expire.

In June 2013, the Internal Revenue Service (the IRS) completed its field audit of the Company’s federal income tax returns for the years 2008 and 2009. The Company agreed to the Service’s findings and the audit has been closed; therefore, all federal uncertain tax positions, for years prior to 2010, have now been resolved. Currently, income tax audits are being conducted in U.S. federal, California, Massachusetts, Denmark, Italy, and the United Kingdom. With few exceptions, the Company is no longer subject to income tax examinations by U.S. federal, state or non-U.S. tax authorities for years before 2010, 2008 and 2006, respectively. Management believes that adequate provisions have been recorded for adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. Should an adjustment be required, the impact on the Consolidated Statement of Operations is not anticipated to be material.

The Company continues to benefit from reduced tax rates in Singapore and Israel. Singapore’s taxing authority granted the Company pioneer company status that provides an incentive encouraging companies to undertake activities that have the effect of promoting economic or technological development in Singapore. This incentive equates to a tax exemption on earnings associated with most of the Company’s manufacturing activities in Singapore and continues through December 31, 2021. The Company qualifies for an incentive tax benefit in Israel that provides for a reduced 3.5% tax rate on earnings from its subsidiary in Israel. This incentive has been granted for an indefinite period given minimum sales and investment levels are maintained. The impact of these tax holidays decreased the annual effective tax rate by 2.8% and increased earnings per share by approximately $0.02 for the three months ended June 30, 2013 and $0.05 for the six months ended June 30, 2013.

9. Stock Repurchase Programs

In July 2012, the Board of Directors of the Company approved a program (the July 2012 program) authorizing management to repurchase up to $750.0 million of common stock. During the year ended December 31, 2012, the Company repurchased 4.9 million shares of its common stock under this program at a total cost of $238.0 million. During the six months ended June 30, 2013, the Company repurchased 2.0 million shares of its common stock under this program at a total cost of $104.9 million. As of June 30, 2013, there was $407.1 million of authorization remaining under this program.

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

Investments consisted of the following:

	June 30, 2013	December 31, 2012
(in thousands)	(unaudited)
Short-term
Bank time deposits	$15,881	$5,726

Total short-term investments	15,881	5,726
Long-term
Equity securities	28,892	26,677

Total long-term investments	28,892	26,677

Total investments	$44,773	$32,403

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

The following table represents the financial instruments measured at fair value on a recurring basis on the financial statements of the Company subject to ASC Topic 820, Fair Value Measurements and Disclosures and the valuation approach applied to each class of financial instruments:

		Fair Value Measurements at Reporting Date Using
(in thousands) (unaudited) Description	Balance at June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Bank time deposits	$15,881	$15,881	$—	$—
Money market funds	2,594	2,594	—	—
Deferred compensation plan assets-mutual funds	26,637	26,637	—	—
Assets-derivative forward exchange contracts	8,615	—	8,615	—

Total assets	$53,727	$45,112	$8,615	$—

Liabilities-derivative forward exchange contracts	5,690	—	5,690	—
Contingent considerations	40,784	—	—	40,784

Total liabilities	$46,474	$—	$5,690	$40,784

At June 30, 2013, the carrying value of the financial instruments measured and classified within level 1 was based on quoted prices and marked to market.

The Company manages the Life Technologies Corporation Deferred Compensation Plan (the Deferred Compensation Plan) which allows eligible directors and employees to defer, on a pre-tax basis, a portion or all of their compensation, bonuses, or director’s fees. As of June 30, 2013, the Company held $26.6 million in deferred compensation plan assets in other assets in its Consolidated Balance Sheet which were invested in mutual funds. The fair market value of the assets held in the Deferred Compensation Plan was based on unadjusted quoted prices in active markets. The Company carries a corresponding deferred compensation liability of $26.6 million as of June 30, 2013 in other long-term obligations in its Consolidated Balance Sheet.

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

Level 3 Fair Value Measurements

Contingent consideration arrangements obligate the Company to pay former owners of an acquired entity if specified future events occur or conditions are met such as the achievement of certain technological milestones or operational milestones. The Company measures such liabilities using level 3 unobservable inputs, applying the income approach, such as the discounted cash flow technique, or the probability-weighted scenario method. The Company used various key assumptions, such as the probability of achievement on the agreed milestones arrangement and the discount rate, to represent the non-performing risk factors and time value when applying the income approach. The Company continuously monitors the fair value of the contingent considerations, with subsequent revisions reflected in the Statement of Operations in the line items commensurate with the underlying nature of milestone arrangements. For further discussion on contingent consideration accounting, refer to Note 6 of the Consolidated Financial Statements, “Commitments and Contingencies”.

At June 30, 2013, the Company’s level 3 liabilities, which represent the estimated fair value of existing contingent consideration agreements, individually or collectively are not considered material to the Company’s consolidated financial statements. Reasonable changes in the unobservable inputs would not be expected to have a significant impact on the Company’s consolidated financial statements.

For financial instrument liabilities with significant level 3 inputs, the following table summarizes the activity for the six months ended June 30, 2013:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands) (unaudited)	Contingent Considerations
Beginning balance at January 1, 2013	$44,323
Settlements	(3,383)
Transfers in from business combinations	2,262
Total unrealized gain included in earnings	(5,206)
Total unrealized loss included in earnings	2,836
Foreign currency translation adjustments	(48)

Ending balance at June 30, 2013	$40,784

Total amount of unrealized losses for the period included in other comprehensive loss attributable to the change in fair market value of related liabilities still held at the reporting date	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Non-financial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. There were no material non-financial assets and liabilities deemed to be other-than-temporarily impaired and measured at fair value on a nonrecurring basis for the six months ended June 30, 2013 other than that of a property sold which resulted in a $28.3 million loss. The Company evaluates its investments in equity and debt securities that are accounted for using the equity method or cost method to determine whether an other-than-temporary impairment or a credit loss exists at period end. At June 30, 2013, the Company held an aggregate $28.9 million of long-term investments in equity securities that are accounted for under the cost and equity methods. The Company assesses these investments for impairment each quarter, but does not calculate a fair value. Due to the nature of these investments, mainly non-public and early stage companies, the Company believes calculating a fair value not to be practicable. In the event the Company identified an indicator of impairment, the assessment of fair value would be based on all available factors, and may include valuation methodologies using level 3 unobservable inputs, which include discounted cash flows, estimates of sales proceeds, net investment values and appraisals, as appropriate. At June 30, 2013, the Company determined that no event or change in circumstances with a significant adverse effect on the fair value of the investments had occurred during the six months ended June 30, 2013, and, accordingly, no material impairment charges were recorded during the period.

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

Some of the Company’s reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in currency exchange rates from the point in which the transactions are originated until the settlement in cash. Both realized and unrealized gains and losses in the value of these receivables and payables are included in the determination of net income. Net currency exchange losses recognized on business transactions, net of hedging transactions, were $1.1 million and $1.5 million for the three months ended June 30, 2013 and June 30, 2012, respectively, and $1.5 million and $1.2 million for six months ended June 30, 2013 and June 30, 2012, respectively, and such losses are included in other income/(expense) in the Consolidated Statements of Operations and Comprehensive Income.

To manage the foreign currency exposure risk, the Company uses derivatives for activities in entities that have receivables and payables denominated in a currency other than the entity’s functional currency. Realized and unrealized gains or losses on the value of financial contracts entered into to hedge the exchange rate exposure of these receivables and payables are also included in the determination of net income as they have not been designated for hedge accounting under ASC Topic 815, Derivatives and Hedging. These contracts, which settle in July 2013 through August 2013, effectively fix the exchange rate at which these specific receivables and payables will be settled in, so that gains or losses on the forward contracts offset the gains or losses from changes in the value of the underlying receivables and payables. At June 30, 2013, the Company had a notional principal amount of $1,036.2 million in foreign currency forward contracts outstanding to hedge currency risk relative to our foreign receivables and payables. The Company’s currency exposures vary, but are primarily concentrated in the euro, British pound, and Japanese yen.

During the year ended December 31, 2010, the Company entered into forward interest rate swap agreements for a notional amount totaling $1,500.0 million for a certain part of Notes issuances. These agreements were to hedge the variability in future probable interest payments attributable to changes in the benchmark interest rate from the date the Company entered into the forward interest rate swap agreements to the date the Company issued the Notes. These agreements effectively hedged a series of semi-annual future interest payments to the fixed interest rates for forecasted debt issuances. The Company recorded total proceeds of $4.3 million from the forward interest rate swaps in accumulated other comprehensive income, which is reclassified to interest expense in the same period during which the hedged transactions affect interest expense. For further information related to interest expense on the Notes, refer to Note 4 of the Consolidated Financial Statements, “Long-Term Debt”.

The following table summarizes the fair values of derivative instruments at June 30, 2013 and December 31, 2012:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	June 30, 2013	December 31, 2012	Balance Sheet Location	June 30, 2013	December 31, 2012
(in thousands)		(unaudited)			(unaudited)
Derivatives instruments not designated as cash flow hedges
Forward exchange contracts	Other current assets	$8,615	$1,597	Other current liabilities	$5,690	$9,436

Total derivatives		$8,615	$1,597		$5,690	$9,436

The following table summarizes the effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive Income for the three months ended June 30, 2013 and 2012:

	Three months ended June 30, 2013			Three months ended June 30, 2012
	Amount of (Gain)/Loss Recognized in OCI	Location of Gain/(Loss) Reclassified from AOCI into Income	Amount of Gain/(Loss) Reclassified from AOCI into Income	Amount of (Gain)/Loss Recognized in OCI	Location of Gain/(Loss) Reclassified from AOCI into Income	Amount of Gain/(Loss) Reclassified from AOCI into Income
(in thousands) (unaudited)	Effective Portion			Effective Portion
Derivatives instruments designated and qualified as cash flow hedges
Forward interest rate swap contracts	$—	Interest expense	$146	$—	Interest expense	$146

Total derivatives	$—		$146	$—		$146

	Three months ended June 30, 2013		Three months ended June 30, 2012
(in thousands) (unaudited)	Location of (Gain)/Loss Recognized in Income	Amount of (Gain)/Loss Recognized in Income	Location of (Gain)/Loss Recognized in Income	Amount of (Gain)/Loss Recognized in Income
Derivatives instruments not designated as cash flow hedges
Forward exchange contracts	Other (income) expense	$7,817	Other (income) expense	$(23,416)

Total derivatives		$7,817		$(23,416)

The following table summarizes the effect of derivative instruments on the Consolidated Statements of Operations for the six months ended June 30, 2013 and 2012, respectively:

	Six months ended June 30, 2013			Six months ended June 30, 2012
	Amount of (Gain)/Loss Recognized in OCI	Location of Gain/(Loss) Reclassified from AOCI into Income	Amount of Gain/(Loss) Reclassified from AOCI into Income	Amount of (Gain)/Loss Recognized in OCI	Location of Gain/(Loss) Reclassified from AOCI into Income	Amount of Gain/(Loss) Reclassified from AOCI into Income
(in thousands) (unaudited)	Effective Portion			Effective Portion
Derivatives instruments designated and qualified as cash flow hedges
Forward interest rate swap contracts	$—	Interest expense	$292	$—	Interest expense	$292

Total derivatives	$—		$292	$—		$292

	Six months ended June 30, 2013		Six months ended June 30, 2012
(in thousands) (unaudited)	Location of (Gain)/Loss Recognized in Income	Amount of (Gain)/Loss Recognized in Income	Location of (Gain)/Loss Recognized in Income	Amount of (Gain)/Loss Recognized in Income
Derivatives instruments not designated as cash flow hedges
Forward exchange contracts	Other (income) expense	$4,634	Other (income) expense	$(12,810)

Total derivatives		$4,634		$(12,810)

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

Our derivatives instruments have an element of risk in that the counterparties may be unable to meet the terms of the agreements. We attempt to minimize this risk by limiting the counterparties to a diverse group of highly-rated domestic and international financial institutions. In the event of non-performance by these counterparties, the asset position carrying values of our financial instruments represent the maximum amount of loss we could incur as of June 30, 2013. However, we do not expect to record any losses as a result of counterparty default in the foreseeable future. We do not require and are not required to pledge collateral for these financial instruments. The Company does not use derivative financial instruments for speculation or trading purposes or for activities other than risk management and we are not a party to leveraged derivatives. In addition, we do not carry any master netting arrangements to mitigate the credit risk. The Company continually evaluates the costs and benefits of its hedging program.

Debt Obligations

The Company has certain financial instruments in which the carrying value does not equal the fair value. The estimated fair value of the senior notes was determined by using observable market information (level 1 inputs). The fair value and carrying amounts of the Company’s debt obligations were as follows:

	Fair Value		Carrying Amounts
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
(in thousands)	(unaudited)		(unaudited)
3.375% Senior Notes (principal due 2013)	$—	$251,320	$—	$249,993
4.400% Senior Notes (principal due 2015)	526,505	533,965	499,405	499,235
3.500% Senior Notes (principal due 2016)	417,800	421,864	399,660	399,598
6.000% Senior Notes (principal due 2020)	844,965	895,590	748,882	748,815
5.000% Senior Notes (principal due 2021)	423,092	454,912	398,584	398,508

For details on the carrying amounts of the debt obligations, refer to Note 4 of the Consolidated Financial Statements, “Long-Term Debt”.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this report and the Consolidated Financial Statements and Notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2012.

Forward-looking Statements

Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance that are not historical facts are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect(s),” “estimate(s),” “project(s),” “positioned,” “strategy,” “outlook” and similar expressions. Additionally, statements concerning future matters, such as the development of new products, enhancements of technologies, sales levels and operating results and other statements regarding matters that are not historical facts are forward-looking statements. Accordingly, all such forward-looking statements involve estimates and assumptions that are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from the results expressed in the statements. Any forward-looking statements are qualified in their entirety by reference to the risk, uncertainties and other factors discussed throughout this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, including those described in Item 1-A – Risk Factors of our Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, including those described in Part II Item 1-A, Risk Factors of our Quarterly Report on Form 10-Q . Among the key factors that could cause our actual results to differ materially from those projected in our forward-looking statements, include our ability to:

•

successfully complete our proposed merger transaction with Thermo Fisher, which is dependent and/or may be affected by a number of factors, including, without limitation (i) the receipt of stockholder approval for the transaction, and (ii) the timely receipt of the regulatory approvals required for the transaction;

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

•

the additional risks and other factors described under the caption “Risk Factors” under Item 1A of the Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on February 28, 2013 and under Part II Item 1-A of the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, filed with the Securities and Exchange Commission on May 2, 2013.

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

OVERVIEW

Revenues for the three and six months ended June 30, 2013 were $945.8 million and $1,908.3 million, respectively, with net income attributable to the Company of $126.6 million and $247.8 million, respectively. Revenues for the three and six months ended June 30, 2012 were $949.3 million and $1,888.4 million, respectively, with net income attributable to the Company of $122.4 million and $255.0 million, respectively.

Proposed Acquisition by Thermo Fisher

On April 14, 2013, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Thermo Fisher Scientific Inc., a Delaware corporation (Thermo Fisher), and Polpis Merger Sub Co., a Delaware corporation and a wholly owned subsidiary of Thermo Fisher (Merger Sub), providing for, subject to the satisfaction or waiver of specified conditions, the acquisition of the Company by Thermo Fisher at a price of $76 per share in cash, subject to adjustment as described below. Subject to the terms and conditions of the Merger Agreement, the closing of the merger is expected to occur early in 2014. If the merger does not close by January 14, 2014 by reason of the failure to obtain certain required antitrust approvals or the issuance or enactment by a governmental authority of an order or law prohibiting or restraining the merger (and such prohibition or restraint is in respect of an antitrust law), the cash price per share will increase by $0.0062466 per day during the period commencing on, and including, January 14, 2014, and ending on, and including, the closing date.

Additional information about the merger and the terms of the Merger Agreement can be found in the Current Report on Form 8-K filed by the Company under Item 1.01 of that Form 8-K on April 16, 2013, including the full text of the Merger Agreement filed as Exhibit 2.1 to that Form 8-K, and the definitive proxy statement related to the merger filed by the Company on July 22, 2013. Stockholders of the Company are urged to read all relevant documents filed with the SEC, including Life Technologies’ definitive proxy statement, because they contain important information about the proposed transaction. Investors and security holders are able to obtain the documents free of charge at the SEC’s web site, http://www.sec.gov, or for free from the Company by contacting (760) 603-7208 or ir@lifetech.com.

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

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are those that require significant judgment. For additional information on our critical accounting policies, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and for additional information on the recent accounting pronouncements impacting our business, see Note 2 of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Second Quarter of 2013 Compared to the Second Quarter of 2012

The following table compares revenues and gross profit for the second quarter of 2013 and 2012:

	Three months ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
(in millions) (unaudited)	2013	2012
Research Consumables	$405.2	$402.8	$2.4	1%
Genetic Analysis	340.6	353.1	(12.5)	(4)%
Applied Sciences	197.8	193.6	4.2	2%
Corporate and other	2.2	(0.2)	2.4	NM

Total revenues	$945.8	$949.3	$(3.5)	0%

Total gross profit	$556.3	$545.0	$11.3	2%
Total gross profit %	58.8%	57.4%

Revenue

The Company’s revenues decreased by $3.5 million for the second quarter of 2013 compared to the second quarter of 2012. The decrease in revenue was driven primarily by $14.5 million in unfavorable currency impacts and a decrease of $10.9 million in volume and pricing, partially offset by $12.6 million as a result of acquisitions and $9.5 million from royalties including licensing settlements. Volume and pricing relates to the impact on revenue due to existing and new product total unit sales as well as year over year change in unit pricing and its impact on gross revenue.

The Company operates our business under three business groups—Research Consumables, Genetic Analysis, and Applied Sciences. Revenue for the Research Consumables business group increased by $2.4 million or 1% in the second quarter of 2013 compared to the second quarter 2012. This increase was driven primarily by $8.7 million from acquisitions, partially offset by $5.3 million in unfavorable currency impacts. Revenue for the Genetic Analysis business group decreased $12.5 million or 4% for the second quarter of 2013 compared to the second quarter of 2012. This decrease was driven primarily by a $7.6 million net decrease in volume and pricing and $5.4 million in unfavorable currency impacts. Revenue for the Applied Sciences business group increased by $4.2 million or 2% for the second quarter of 2013 compared to the second quarter of 2012. The increase was primarily driven by a $9.5 million increase from royalties including licensing settlements and $3.9 million from acquisitions, partially offset by a $5.4 million net decrease in volume and pricing and $3.8 million in unfavorable currency impacts.

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

Gross Profit

Gross profit increased $11.3 million or 2% in the second quarter of 2013 compared to the second quarter of 2012. The increase in gross profit was primarily driven by $9.5 million from royalties including licensing settlements, a $5.1 million decrease in amortization from intangibles purchased from business combinations, and a $3.6 million net increase from price, volume, and product mix, partially offset by $9.4 million in unfavorable currency impacts.

Operating Expenses

The following table compares operating expenses for the second quarter of 2013 and 2012:

	Three months ended June 30,
	2013		2012
(in millions) (unaudited)	Operating expense	As a percentage of revenues	Operating expense	As a percentage of revenues	$ Increase/ (Decrease)	% Increase/ (Decrease)
Operating Expenses:
Selling, general and administrative	$276.4	29%	$266.0	28%	$10.4	4%
Research and development	88.6	9%	84.8	9%	3.8	4%
Business integration costs	28.3	3%	9.4	1%	18.9	NM

Selling, General and Administrative

For the second quarter of 2013, selling, general and administrative expenses increased $10.4 million or 4% compared to the second quarter of 2012. This increase was driven primarily by a $14.9 million increase in compensation and benefits, and as a result, the costs are slightly up from the prior year as a percentage of revenues. The increase in compensation and benefits was partially offset by a $6.6 million decrease in purchased services.

Research and Development

For the second quarter of 2013, research and development expenses increased $3.8 million or 4% compared to the second quarter of 2012. The increase was primarily driven by a $3.6 million increase in purchased services. The Company continues to invest in research and development programs, and as a percentage of revenue, costs are comparable period to period.

Business Integration Costs

Business integration costs for the second quarter of 2013 were $28.3 million, compared to $9.4 million for the second quarter of 2012. The expenses for both periods primarily include costs of integration and restructuring efforts for our acquisitions and divestitures activities. The second quarter of 2013 also includes costs related to the proposed acquisition by Thermo Fisher.

Other Income (Expense)

Interest Income

Interest income was $0.7 million for the second quarter of 2013 compared to $0.5 million for the second quarter of 2012.

Interest income in the future will be affected by changes in short-term interest rates and changes in cash balances, which may materially increase or decrease as a result of operations, acquisitions, debt repayment, stock repurchase programs and other activities.

Interest Expense

Interest expense was $27.6 million for the second quarter of 2013 compared to $29.2 million for the second quarter of 2012. The decrease in interest expense was primarily driven by lower debt balances caused by the payoff of the 2013 Notes in March 2013.

Other Expense, Net

Other expense, net, was $1.9 million for the second quarter of 2013 compared to $2.6 million for the same period of 2012. Included in the second quarter of 2013 and 2012 were foreign currency losses of $1.1 million and $1.5 million, net of hedging activities, respectively, driven by currency fluctuation in major currencies.

Provision for Income Taxes

The provision for income taxes as a percentage of pre-tax income from continuing operations was 5.8% for the three months ended June 30, 2013 compared with 20.3% for the three months ended June 30, 2012. The rate was lower in the second quarter of 2013 than in the second quarter of 2012 due to the reinstatement of the U.S. research tax credit, greater earnings in countries with lower tax rates and the settlement of income tax audits.The 2013 effective tax rate of 5.8% was lower than the statutory federal income tax rate of 35% due primarily to earnings taxed at lower rates in foreign jurisdictions which are intended to be indefinitely reinvested outside the U.S., audit settlements and research and manufacturing incentives.

First Six Months of 2013 Compared to the First Six Months of 2012

The following table compares revenues and gross profit for the first six months of 2013 and 2012:

	Six months ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
(in millions) (unaudited)	2013	2012
Research Consumables	$814.5	$822.9	$(8.4)	(1)%
Genetic Analysis	705.3	708.8	(3.5)	0%
Applied Sciences	386.7	355.1	31.6	9%
Corporate and other	1.8	1.6	0.2	13%

Total revenues	$1,908.3	$1,888.4	$19.9	1%

Total gross profit	$1,120.4	$1,098.3	$22.1	2%
Total gross profit %	58.7%	58.2%

Revenue

The Company’s revenues increased by $19.9 million or 1% for the first six months of 2013 compared to the first six month of 2012. The increase in revenue was driven primarily by $22.6 million as a result of acquisitions, $17.1 million from royalties including licensing settlements, and an increase of $13.1 million in volume and pricing, partially offset by $32.2 million in unfavorable currency impacts. Volume and pricing relates to the impact on revenue due to existing and new product total unit sales as well as year over year change in unit pricing and its impact on gross revenue.

Revenue for the Research Consumables business group decreased by $8.4 million or 1% in the first six months of 2013 compared to the first six months of 2012. This decrease was driven primarily by $11.5 million in unfavorable currency impacts, a decrease of $7.0 million in volume and pricing and a $4.0 million decrease from royalties including licensing settlements, partially offset by an increase of $14.0 million as a result of acquisitions. Revenue for the Genetic Analysis business group decreased $3.5 million for the first six months of 2013 compared to the first six months of 2012. This decrease was driven primarily by $13.2 million in unfavorable currency impacts, partially offset by $9.7 million from royalties including licensing settlements. Revenue for the Applied Sciences business group increased by $31.6 million or 9% for the first six months of 2013 compared to the first six months of 2012. The increase was primarily driven by a $22.0 million net increase in volume and pricing, an increase of $8.6 million as a result of acquisitions, and an increase of $8.5 million from royalties including licensing settlements, partially offset by $7.6 million in unfavorable currency impacts.

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

Gross Profit

Gross profit increased $22.1 million or 2% in the first six months of 2013 compared to the first six months of 2012. The increase in gross profit was primarily driven by a $21.2 million net increase from price, volume, and product mix, a $17.1 million increase from royalties including licensing settlements, and a $4.8 million decrease from intangibles purchased from business combinations, partially offset by $22.1 million in unfavorable currency impacts.

Operating Expenses

The following table compares operating expenses for the first six months of 2013 and 2012:

	Six months ended June 30,
	2013		2012
(in millions) (unaudited)	Operating expense	As a percentage of revenues	Operating expense	As a percentage of revenues	$ Increase/ (Decrease)	% Increase/ (Decrease)
Operating Expenses:
Selling, general and administrative	$547.6	29%	$519.4	28%	$28.2	5%
Research and development	172.1	9%	173.4	9%	(1.3)	(1)%
Business integration costs	55.0	3%	23.7	1%	31.3	NM

Selling, General and Administrative

For the first six months of 2013, selling, general and administrative expenses increased $28.2 million or 5% compared to the first six months of 2012. This increase was driven primarily by a $33.6 million increase in compensation and benefits, and as a result, the costs are slightly up from the prior year as a percentage of revenues. The increase in compensation and benefits was partially offset by a $7.9 million decrease in purchased services.

Research and Development

For the first six months of 2013, research and development expenses decreased $1.3 million or 1% compared to the first six months of 2012. The Company continues to invest in research and development programs, and as a percentage of revenue, costs are comparable period to period.

Business Integration Costs

Business integration costs for the first six months of 2013 were $55.0 million, compared to $23.7 million for the first six months of 2012. The expenses for both periods primarily include costs of integration and restructuring efforts for our acquisitions and divestitures activities. Included in the six months ended June 30, 2013 is a loss of $28.3 million related to the sale of assets which were obtained from a previous acquisition, offset by a $17.7 million curtailment gain as a result of a plan change of a postretirement medical plan. The six months ended June 30, 2013 also include charges related to the proposed acquisition by Thermo Fisher.

Other Income (Expense)

Interest Income

Interest income was $1.2 million for the first six months of 2013 compared to $1.3 million for the first six months of 2012.

Interest income in the future will be affected by changes in short-term interest rates and changes in cash balances, which may materially increase or decrease as a result of operations, acquisitions, debt repayment, stock repurchase programs and other activities.

Interest Expense

Interest expense was $57.0 million for the first six months of 2013 compared to $65.0 million for the first six months of 2012. The decrease in interest expense was primarily driven by lower debt balances caused by the payoff of the 2013 Notes in March 2013 and the 2024 Convertible Senior Notes in February 2012, and a $3.7 million charge as a result of the extinguishment of a line of credit during the six months ended June 30, 2012.

Other Expense, Net

Other expense, net, was $4.4 million for the first six months of 2013 compared to $8.3 million for the same period of 2012. Included in the first six months of 2012 were $5.3 million of charges associated with divesture related activities. Included in the first six months of 2013 and 2012 were foreign currency losses of $1.5 million and $1.2 million, net of hedging activities, respectively, driven by currency fluctuation in major currencies.

Provision for Income Taxes

The provision for income taxes as a percentage of pre-tax income from continuing operations was 13.3% for the six months ended June 30, 2013 compared with 17.7% for the six months ended June 30, 2012. The rate was lower in 2013 than in 2012 due to the reinstatement of the U.S. research tax credit, greater earnings in countries with lower tax rates and the settlement of income tax audits. The 2013 effective tax rate of 13.3% was lower than the statutory federal income tax rate of 35% due primarily to earnings taxed at lower rates in foreign jurisdictions which are intended to be indefinitely reinvested outside the U.S., audit settlements, and research and manufacturing incentives.

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

It is the Company’s intention to indefinitely reinvest a majority of current foreign earnings in order to ensure sufficient foreign working capital and to expand its existing operations outside the United States. Additionally, the Company intends to use such unrepatriated cash held by its foreign subsidiaries to fund future foreign investments, including acquisitions. While the Company has repatriated significant earnings in the past, primarily due to certain debt obligations and covenants that no longer exist, similar repatriation of earnings is no longer expected or required. In addition to cash on hand in the United States, the Company has the ability to raise cash through bank loans, debt obligations or by settling loans with its foreign subsidiaries in order to cover its domestic needs. Accordingly, it is the intention of the Company’s management to indefinitely reinvest a majority of current earnings from foreign operations. For those limited foreign earnings that the Company, in the past, had determined will not be indefinitely reinvested, the Company has recorded the appropriate tax obligations in the statement of operations. In the event the Company is required to repatriate funds outside of the United States, such repatriation will be subject to local laws and taxes. The Company does not anticipate any period in which the Company would repatriate all funds held outside of the United States. The Company does not believe these tax obligations will materially alter the Company’s future cash flows. For more information on income taxes, refer to Note 8 of the Consolidated Financial Statements, “Income Taxes”.

Cash and cash equivalents were $260.1 million at June 30, 2013, an increase of $4.6 million from December 31, 2012, primarily due to cash provided by operating activities of $354.0 million, offset by cash used in financing activities of $259.3 million, cash used in investing activities of $84.0 million, and the effect of exchange rates on cash of $6.1 million. Further discussion surrounding the makeup of each cash flow component movement for the first six months of 2013 is listed below.

Operating Activities

Operating activities provided net cash of $354.0 million through the first six months of 2013 primarily from our net income of $247.5 million plus net non-cash charges of $173.5 million, offset by a decrease in cash from operating assets and liabilities of $67.1 million. Non-cash charges were primarily comprised of amortization of intangibles of $150.3 million, depreciation of $61.7 million, stock-based compensation expense of $36.3 million, and loss on sales and disposal of assets of $31.0 million, offset by a change in deferred income taxes of $73.4 million, $17.5 million of incremental tax benefits from the exercise of stock options and restricted stock distributions and other non-cash adjustments of $17.0 million. The decrease of $67.1 million in cash within operating assets and liabilities was mainly due to a $33.9 million increase in prepaid expenses and other current assets, a $25.1 million increase in inventories, a decrease of $17.0 million in accrued expenses and other liabilities, and a $12.3 million decrease from currency impact related to intercompany settlements. These were partially offset by a $19.1 million increase in current income tax liabilities and a $14.4 million decrease in trade accounts receivable. The movement in cash as a result of changes in operating assets and liabilities is consistent with normal ongoing operations.

As of June 30, 2013, we had cash and cash equivalents of $260.1 million, short-term investments of $15.9 million, and restricted cash of $14.4 million. Our working capital was $748.6 million as of June 30, 2013, including restricted cash. Our funds for cash and cash equivalents are currently primarily invested in marketable securities, money market funds, and bank deposits with maturities of less than three months. Cash and cash equivalents held by our foreign subsidiaries at June 30, 2013 was approximately $232.9 million.

The Company’s pension plans and post retirement benefit plans are funded in accordance with local statutory requirements and supplemented by voluntary contributions. The funding requirement is based on the funded status, which is measured by using various actuarial assumptions, such as interest rate, rate of compensation increase and expected return on plan assets. The Company’s qualified pension plans are funded in line with regulatory requirements at December 31, 2012. The Company funds its pensions in accordance with pension funding rules, which often have different funded status requirements than the funded positions reported under accounting disclosure rules. Accordingly, the Company acknowledges that under accounting disclosure, the plans appear to be underfunded. However, under pension funding regulations, the Company’s plans are nearly fully funded and the Company has excess contribution credits which it could apply to future funding requirements. The difference between accounting and funding requirements is driven by discount rates and various other actuarial assumptions which are applied in assessing the current balance. Accordingly, based on the level of the Company’s contributions to the qualified pension plans and the qualified post retirement medical benefit plan during previous and current fiscal years, we do not expect to have to significantly fund these pension plans in fiscal year 2013 in order to meet minimum statutory funding requirements. The Company will assess future funding needs based on asset performance, prevailing interest rates and regulatory requirements of the next actuarial valuation.

Investing Activities

Net cash used in investing activities through the first six months of 2013 was $84.0 million. The primary drivers were cash paid for business combinations of $54.1 million, $46.4 million for the purchases of property and equipment, and $16.5 million for the purchases of investments, partially offset by $36.7 million in proceeds from the sale of assets.

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

For more information on our acquisition related obligations, refer to Note 6 of the Consolidated Financial Statements, “Commitments and Contingencies”.

Financing Activities

Net cash used in financing activities during the first six months of 2013 was $259.3 million. The primary drivers were $529.0 million for principal payments of short-term obligations, $250.0 million for principal payments on long-term obligations, and $145.0 million for the purchase of treasury stock, partially offset by proceeds from short-term obligations of $572.0 million, the exercise of employee stock options of $80.5 million and $17.5 million of incremental tax benefits from the exercise of stock options and restricted stock distributions.

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

The Credit Agreement

In February 2012, the Company entered into a credit agreement (the Revolving Credit Facility) for $750.0 million for the purpose of general working capital, capital expenditures, and/or other capital needs, as deemed necessary. During the six months ended June 30, 2013, the Company withdrew $572.0 million on the Revolving Credit Facility and repaid $529.0 million. The Company had an outstanding balance of $143.0 million and $100.0 million as of June 30, 2013 and December 31, 2012, respectively. Additionally, the Company has issued $10.2 million of letters of credit under the Revolving Credit Facility, and accordingly, the remaining available credit is $596.8 million as of June 30, 2013. The Company may make additional draws on the Revolving Credit Facility. Refer to Note 5 of the Consolidated Financial Statements “Lines of Credit”.

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

Stock Repurchase Program

In July 2012, the Board of Directors of the Company approved a program (the July 2012 program) authorizing management to repurchase up to $750.0 million of common stock. During the year ended December 31, 2012, the Company repurchased 4.9 million shares of its common stock under this program at a total cost of $238.0 million. During the six months ended June 30, 2013, the Company repurchased 2.0 million shares of its common stock under this program at a total cost of $104.9 million. As of June 30, 2013, there was $407.1 million of authorization remaining under this program. The Company is not currently anticipating repurchasing any stock under this program due to the pending Thermo Fisher merger transaction.

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

CONTRACTUAL OBLIGATIONS

The Company did not enter into any material contractual obligations during the six months ended June 30, 2013. The Company has no material contractual obligations not fully recorded on our Consolidated Balance Sheets or fully disclosed in the Notes to our Consolidated Financial Statements.

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

Foreign Currency Transactions

We have operations through legal entities in Europe, Asia-Pacific and the Americas. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. As June 30, 2013, the Company had $438.8 million of accounts receivable and $33.2 million of accounts payable, respectively, denominated in a foreign currency. These accounts receivables and payables are denominated either in the functional currency of the legal entity or in a currency that differs from the functional currency of the legal entity owning the receivable or payable. For receivables and payables denominated in the legal entity’s functional currency, the Company does not have financial statement risk, and therefore does not hedge such transactions. For those receivables and payables denominated in a currency that differs from the functional currency of the legal entity, the Company hedges such transactions to prevent financial statement risk. As a result, a hypothetical movement in foreign currency rates would not be expected to have a material financial statement impact on the settlement of these outstanding receivables and payables.

Both realized and unrealized gains and losses on the value of these receivables and payables were included in other income (expense) in the Consolidated Statements of Operations and Comprehensive Income. Net currency exchange losses recognized on business transactions, net of hedging transactions, were $1.1 million and $1.5 million for the three and six months ended June 30, 2013, respectively. These gains and losses arise from the timing of cash collections compared to the hedged transactions, which can vary based on timing of actual customer payments and intercompany settlements.

The Company’s intercompany foreign currency receivables and payables are primarily concentrated in the euro, British pound, and Japanese yen. Historically, the Company has used foreign currency forward contracts to mitigate foreign currency risk on these intercompany foreign currency receivables and payables. At June 30, 2013, the Company had a notional principal amount of $1,036.2 million in foreign currency forward contracts outstanding, predominantly to hedge currency risk on specific intercompany receivables and payables denominated in a currency that differs from the legal entity’s functional currency. These foreign currency forward contracts, as of June 30, 2013, which settle in July 2013 through August 2013, effectively fix the exchange rate at which these specific receivables and payables will be settled, so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying receivables and payables. At June 30, 2013, the Company does not expect there will be a significant impact from unhedged foreign currency intercompany transactions.

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

Interest Rates

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The fair value of our cash equivalents, marketable securities, short-term investments, and derivatives is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness or our own credit risk. The Company uses credit default swap spread to derive risk-adjusted discount rate to measure the fair value of some of our financial instruments. At June 30, 2013 we had $290.4 million in cash, cash equivalents, restricted cash and short-term investments, all of which approximated the fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of these assets as these assets consist of highly liquid securities with short-term maturities. The Company accounts for the $28.9 million of its long-term investments under the cost and equity methods and due to the nature of these investments, mainly non-public and early stage companies, the Company believes calculating a fair value thereon not to be practicable. Thus, changes in market interest rates would not be expected to have an impact on these investments.

As of June 30, 2013, the Company had a carrying value of $2,046.5 million in debt and $25.9 million in capital leases with fixed interest rates, thus, the variability in market interest rates would not be expected to have a material impact on our scheduled interest payments.

As of June 30, 2013, the Company had $143.0 million of short-term borrowings under its revolving credit facility. The interest rate on borrowings is determined using, at the Company’s election, either: a) the higher of Bank of America’s prime rate or the Federal Funds rate plus 50 basis points, plus a spread ranging from 0 to 100 basis points, depending on leverage; or b) the British Banker’s Association LIBOR, plus a spread ranging from 100 to 200 basis points, depending on leverage. Given the short-term nature of the rate that can be elected, variability in the rate is not expected to have a material impact on our short-term borrowings. Refer to Note 5 of the Consolidated Financial Statements, “Line of Credits”, for more information on our short-term borrowings.

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

Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Securities Exchange Act, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of June 30, 2013, the end of the period covered by this report.

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

You should consider the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which we filed with the Securities and Exchange Commission on February 28, 2013 and Item 1A of Part II of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, which we filed with the Securities and Exchange Commission on May 2, 2013, together with all other information contained or incorporated by reference in this Quarterly Report on Form 10-Q when evaluating our business and our prospects. There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013. If any of the risks and uncertainties described in our Annual Report on Form 10-K, our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, or this Quarterly Report on Form 10-Q actually occurs, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	None.

c)	None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibits: For a list of exhibits filed with this report, refer to the Index to Exhibits, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFE TECHNOLOGIES CORPORATION

Date: August 1, 2013	By:	/s/ David F. Hoffmeister
David F. Hoffmeister Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

2.1	Agreement and Plan of Merger, dated as of April 14, 2013, among Life Technologies Corporation, Thermo Fisher Scientific Inc. and Polpis Merger Sub Co. (1)

3.1	Amended and Restated Certificate of Incorporation of Life Technologies Corporation (2)

3.2	Seventh Amended and Restated Bylaws of Life Technologies Corporation (3)

10.1	Life Technologies Corporation 2013 Equity Incentive Plan (4)

10.2	Form of Stock Option Grant Notice and Stock Option Agreement under the Life Technologies Corporation 2013 Equity Incentive Plan (5)

10.3	Form of Time-Based Restricted Stock Unit Award Grant Notice and Time-Based Restricted Stock Unit Agreement under the Life Technologies Corporation 2013 Equity Incentive Plan (6)

10.4	Form of Performance Restricted Stock Unit Award Grant Notice and Performance Restricted Stock Unit Agreement under the Life Technologies Corporation 2013 Equity Incentive Plan (7)

10.5	Form of Performance Cash Unit Award Grant Notice and Performance Cash Unit Agreement under the Life Technologies Corporation 2013 Equity Incentive Plan (8)

10.6	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement for Non-Employee Directors under the Life Technologies Corporation 2013 Equity Incentive Plan (9)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (10)

101.SCH	XBRL Taxonomy Extension Schema (10)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (10)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (10)

101.LAB	XBRL Taxonomy Extension Labels Linkbase (10)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (10)

(1)	Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K, filed on April 16, 2013 (File No. 000-25317).
(2)	Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed on April 28, 2011 (File No. 000-25317).
(3)	Incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K, filed on April 28, 2011 (File No. 000-25317).
(4)	Incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-8, filed on April 24, 2013 (File No. 333-188103).
(5)	Incorporated by reference to Exhibit 99.2 to Registrant’s Registration Statement on Form S-8, filed on April 24, 2013 (File No. 333-188103).
(6)	Incorporated by reference to Exhibit 99.3 to Registrant’s Registration Statement on Form S-8, filed on April 24, 2013 (File No. 333-188103).
(7)	Incorporated by reference to Exhibit 99.4 to Registrant’s Registration Statement on Form S-8, filed on April 24, 2013 (File No. 333-188103).
(8)	Incorporated by reference to Exhibit 99.5 to Registrant’s Registration Statement on Form S-8, filed on April 24, 2013 (File No. 333-188103).

(9)	Incorporated by reference to Exhibit 99.6 to Registrant’s Registration Statement on Form S-8, filed on April 24, 2013 (File No. 333-188103).
(10)	Furnished, not filed.