Form 10-Q
period 2013-09-30
Life Technologies Corp
filed 2013-11-05
CIK 1073431

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    or    No  ☒

As of November 4, 2013, 172,828,374 shares of the Registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

LIFE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$336,389	$255,547
Short-term investments	17,798	5,726
Restricted cash	14,065	15,096
Trade accounts receivable, net of allowance for doubtful accounts of $16,523 and $14,336, respectively	653,525	697,228
Inventories, net	431,089	403,488
Deferred income tax assets	111,093	105,422
Prepaid expenses and other current assets	182,157	142,732

Total current assets	1,746,116	1,625,239

Long-term investments	28,465	26,677
Property and equipment, net	773,711	844,692
Goodwill	4,500,208	4,503,392
Intangible assets, net	1,321,174	1,525,823
Deferred income tax assets	20,505	23,008
Other assets	98,057	89,234

Total assets	$8,488,236	$8,638,065

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$4,157	$253,214
Short-term borrowings	—	100,000
Accounts payable	182,199	186,569
Deferred compensation and related benefits	194,488	194,489
Deferred revenues and reserves	118,149	114,558
Accrued expenses and other current liabilities	268,715	314,642
Accrued income taxes	33,596	28,879

Total current liabilities	801,304	1,192,351

Long-term debt	2,067,587	2,060,855
Pension liabilities	205,272	209,607
Deferred income tax liabilities	266,862	287,423
Income taxes payable	33,934	106,419
Other long-term obligations	136,501	127,947

Total liabilities	3,511,460	3,984,602

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.01 par value, 6,405,884 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value, 400,000,000 shares authorized; 222,891,343 and 218,741,855 shares issued, respectively	2,229	2,187
Additional paid-in-capital	5,897,194	5,731,568
Accumulated other comprehensive income	4,189	59,070
Retained earnings	1,707,928	1,341,846
Less cost of treasury stock; 50,155,759 shares and 47,503,208 shares, respectively	(2,634,979)	(2,481,990)

Total Life Technologies stockholders’ equity	4,976,561	4,652,681
Non-controlling interest	215	782
Total equity	4,976,776	4,653,463

Total liabilities and equity	$8,488,236	$8,638,065

See accompanying notes for additional information.

LIFE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
(Unaudited)	2013	2012	2013	2012
Revenues	$935,090	$911,183	$2,843,410	$2,799,606
Cost of revenues	319,546	361,571	964,185	1,003,611
Purchased intangibles amortization	70,641	71,126	213,886	219,192

Gross profit	544,903	478,486	1,665,339	1,576,803

Operating expenses:
Selling, general and administrative	268,839	270,565	816,455	790,012
Research and development	82,978	84,811	255,083	258,225
Business integration costs	26,922	10,571	81,921	34,266

Total operating expenses	378,739	365,947	1,153,459	1,082,503

Operating income	166,164	112,539	511,880	494,300

Other income (expense):
Interest income	400	436	1,617	1,715
Interest expense	(27,092)	(29,291)	(84,106)	(94,266)
Other expense	(5,182)	(2,781)	(9,570)	(11,097)

Total other expense, net	(31,874)	(31,636)	(92,059)	(103,648)

Income before provision for income taxes	134,290	80,903	419,821	390,652
Income tax provision	(16,310)	(15,301)	(54,316)	(70,108)

Net income	117,980	65,602	365,505	320,544
Net loss attributable to noncontrolling interests	266	255	577	305

Net income attributable to Life Technologies	$118,246	$65,857	$366,082	$320,849

Earnings per common share attributable to Life Technologies stockholders:
Basic	$0.68	$0.38	$2.13	$1.81
Diluted	$0.67	$0.37	$2.09	$1.78
Weighted average shares used in per share calculations:
Basic	172,892	174,044	172,072	177,028
Diluted	175,901	177,258	175,314	180,559
Total comprehensive income	$138,012	$98,053	$310,634	$343,878
Comprehensive loss attributable to noncontrolling interests	264	254	567	304

Total comprehensive income attributable to Life Technologies	$138,276	$98,307	$311,201	$344,182

See accompanying notes to unaudited consolidated financial statements.

LIFE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the nine months ended September 30,
	2013	2012
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$365,505	$320,544
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of businesses acquired and divested:
Depreciation	91,976	93,617
Amortization of intangible assets	224,468	226,807
Amortization of deferred debt issuance costs, debt discount, and other non-cash interest	3,132	10,053
Share-based compensation expense	54,374	65,276
Incremental tax benefits from stock options exercised and restricted stock distributions	(18,934)	(7,322)
Deferred income taxes	(97,634)	(122,565)
Loss on disposal of assets	31,198	6,017
Other noncash adjustments	(16,702)	6,897
Changes in operating assets and liabilities:
Trade accounts receivable	47,172	(9,364)
Inventories	(37,953)	(13,827)
Prepaid expenses and other current assets	(27,461)	16,888
Other assets	(9,008)	(398)
Accounts payable	(239)	(8,565)
Accrued expenses and other liabilities	(14,328)	(72,547)
Income taxes	16,083	(2,542)
Currency impact on intercompany settlements	(7,228)	47,816

Net cash provided by operating activities	604,421	556,785

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(18,446)	(8,045)
Proceeds from sale of investments	1,000	19,149
Net cash paid for business combinations	(54,076)	(69,077)
Net cash paid for asset purchases	(7,427)	(4,106)
Purchases of property and equipment	(71,179)	(68,713)
Net cash paid for divestiture of equity investment	—	(10,136)
Proceeds from sales of assets	36,729	486

Net cash used in investing activities	(113,399)	(140,442)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term obligations	(250,000)	(450,000)
Principal payments on short-term obligations	(759,000)	(561,015)
Proceeds from short-term obligations	659,000	701,015
Issuance cost payments on long-term obligations	—	(2,491)
Cash paid for business combination milestones	(7,597)	(163,995)
Cash contribution from non-controlling interest	—	469
Incremental tax benefits from stock options exercised and restricted stock distributions	18,934	7,322
Proceeds from sale of common stock	83,175	47,764
Capital lease payments	(2,822)	(1,442)
Purchase of treasury stock	(147,757)	(558,151)

Net cash used in financing activities	(406,067)	(980,524)
Effect of exchange rate changes on cash	(4,113)	(420)

Net increase (decrease) in cash and cash equivalents	80,842	(564,601)
Cash and cash equivalents, beginning of period	255,547	838,762

Cash and cash equivalents, end of period	$336,389	$274,161

See accompanying notes to unaudited consolidated financial statements.

LIFE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Pending Merger with Thermo Fisher Scientific Inc.

On April 14, 2013, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Thermo Fisher Scientific Inc., a Delaware corporation (Thermo Fisher), and Polpis Merger Sub Co., a Delaware corporation and a wholly owned subsidiary of Thermo Fisher (Merger Sub), providing for, subject to the satisfaction or waiver of specified conditions, the acquisition of the Company by Thermo Fisher at a price of $76 per share in cash, subject to adjustment as described below. Subject to the terms and conditions of the Merger Agreement, the closing of the merger is expected to occur early in 2014. If the merger does not close by January 14, 2014 by reason of the failure to obtain certain required antitrust approvals or the issuance or enactment by a governmental authority of an order or law prohibiting or restraining the merger (and such prohibition or restraint is in respect of an antitrust law), the cash price per share will increase by $0.0062466 per day during the period commencing on, and including, January 14, 2014, and ending on, and including, the closing date. On August 21, 2013, the Company’s stockholders voted to adopt the Merger Agreement. For additional information related to the Merger Agreement, please refer to the Current Report on Form 8-K filed with the SEC on April 16, 2013 (the April 16th 8-K) and the definitive proxy statement related to the merger filed by the Company on July 22, 2013. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement attached as Exhibit 2.1 to the April 16th 8-K.

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

Long-Lived Assets

The Company periodically re-evaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of its long-lived assets. The criteria used for these evaluations include management’s estimate of the asset’s continuing ability to generate income from operations and positive cash flow in future periods as well as the strategic significance of any intangible asset to the Company’s business objectives. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets, which is determined by applicable market prices, when available. The Company did not recognize a significant impairment during the period other than that of the property sold which resulted in $28.3 million loss during the nine months ended September 30, 2013. The loss was recognized as a result of the Company making the decision to move out of existing acquired facilities into a new facility in the current year.

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

The Company also incurs various costs related to business combination and integration activities. These activities include restructuring and integrating acquired entities, aligning acquired and existing operations through business transformation activities, costs associated with divesting entities, and costs related to the proposed acquisition by Thermo Fisher. Costs related to these activities are recorded as “Business integration costs” in the Consolidated Statement of Operations and Comprehensive Income.

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

Computation of Earnings Per Share

Basic earnings per share was computed by dividing net income attributable to Life Technologies by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur from the following items:

•	Dilutive stock options and restricted stock units;

•	Dilutive Employee Stock Purchase Plan (ESPP); and

•	Convertible senior notes where the effect of those securities is dilutive.

Computations for basic and diluted earnings per share are as follows:

(in thousands, except per share data) (unaudited)	Net Income Attributable to Life Technologies (Numerator)	Shares (Denominator)	Earnings Per Share
Three Months Ended September 30, 2013
Basic earnings per share:
Net income attributable to Life Technologies	$118,246	172,892	$0.68

Diluted earnings per share:
Dilutive stock options and restricted stock units	—	3,009

Net income attributable to Life Technologies plus assumed conversions	$118,246	175,901	$0.67

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		—
Three Months Ended September 30, 2012
Basic earnings per share:
Net income attributable to Life Technologies	$65,857	174,044	$0.38

Diluted earnings per share:
Dilutive stock options and restricted stock units	—	3,202
Employee Stock Purchase Plan	—	12

Net income attributable to Life Technologies plus assumed conversions	$65,857	177,258	$0.37

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		3,918

(in thousands, except per share data) (unaudited)	Net Income Attributable to Life Technologies (Numerator)	Shares (Denominator)	Earnings Per Share
Nine Months Ended September 30, 2013
Basic earnings per share:
Net income attributable to Life Technologies	$366,082	172,072	$2.13

Diluted earnings per share:
Dilutive stock options and restricted stock units	—	3,242

Net income attributable to Life Technologies plus assumed conversions	$366,082	175,314	$2.09

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		9
Nine Months Ended September 30, 2012
Basic earnings per share:
Net income attributable to Life Technologies	$320,849	177,028	$1.81

Diluted earnings per share:
Dilutive stock options and restricted stock units	—	3,510
Employee Stock Purchase Plan	—	10
1 1/2% Convertible Senior Notes due 2024	12	11

Net income attributable to Life Technologies plus assumed conversions	$320,861	180,559	$1.78

Potentially dilutive securities not included above since they are antidilutive:
Antidilutive stock options		4,003

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

Under the Company’s qualified employee stock purchase plan (the 2010 ESPP Plan), all eligible employees of the Company may elect to withhold up to 15% of their compensation to purchase shares of the Company’s stock on a quarterly basis at a discounted price equal to 85% of the lower of the employee’s offering price or the closing price of the stock on the date of purchase. Effective immediately after the October 31, 2012 purchase, the Company suspended the 2010 ESPP Plan to all employees. No shares will be purchased under the 2010 ESPP Plan unless and until reinstated by the Company.

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

Stock Options and Purchase Rights

The Company did not grant any employee stock options or purchase rights during the nine months ended September 30, 2013. The underlying assumptions used to value employee stock options and purchase rights granted during the nine months ended September 30, 2012 were as follows:

Nine months ended September 30,
(unaudited)	2012
Stock Options
Weighted average risk free interest rate	0.9%
Expected term of share-based awards	4.4 yrs
Expected stock price volatility	34%
Expected dividend yield	0%
Weighted average fair value of share-based awards granted	$14.14
Purchase Rights
Weighted average risk free interest rate	0.1%
Expected term of share-based awards	0.4 yrs
Expected stock price volatility	35%
Expected dividend yield	0%
Weighted average fair value of share-based awards granted	$11.26

The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes. The Company considered its historical experience of pre-vesting option forfeitures as the basis to arrive at its estimated annual pre-vesting option forfeiture rate of 7.6% and 6.0% per year for each of the nine months ended September 30, 2013 and 2012, respectively. All option awards, including those with graded vesting, were valued as a single award with a single average expected term and are amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. At September 30, 2013, there was $8.9 million remaining in unrecognized compensation cost related to employee stock options, which is expected to be recognized over a weighted average period of 1.0 years. No compensation cost was capitalized in inventory during the nine months ended September 30, 2013 as the amounts involved were not material.

Total share-based compensation expense for employee stock options and purchase rights for the three and nine months ended September 30, 2013 and 2012 was comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands) (unaudited)	2013	2012	2013	2012
Cost of revenues	$170	$569	$611	$1,864
Selling, general and administrative	2,366	4,444	7,514	14,897
Research and development	172	586	545	1,894

Share-based compensation expense before taxes	2,708	5,599	8,670	18,655
Related income tax benefits	1,080	1,876	4,111	5,808

Share-based compensation expense, net of taxes	$1,628	$3,723	$4,559	$12,847

Restricted Stock Units

Restricted stock units represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. An exercise price and monetary payment are not required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. Restricted stock units have either graded vesting terms of four years, or cliff vesting terms which generally vest over three years. Compensation cost for these awards is based on the estimated fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. During the nine months ended September 30, 2013 and 2012, the Company estimated pre-vesting forfeitures and applied an annual pre-vesting forfeiture rate of 7.0% and 8.0% for restricted stock units with graded vesting terms and cliff vesting terms, respectively. Performance based restricted stock units have three year cliff vesting terms whereby vesting is based on the completion of the requisite service and the ultimate issuance amount is determined by the Company’s total shareholder return over the same three year period. Share payout levels range from zero to two hundred percent for each granted unit relative to total shareholder return. At September 30, 2013 there was $121.4 million remaining in unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted average period of 2.7 years. The weighted average fair value of restricted stock units granted during the nine months ended September 30, 2013 and 2012 was $68.04 and $48.36, respectively. The grants during the nine months ended September 30, 2013 include performance based restricted stock units.

Total share-based compensation expense for restricted stock units for the three and nine months ended September 30, 2013 and 2012 was composed of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands) (unaudited)	2013	2012	2013	2012
Cost of revenues	$1,181	$1,418	$3,415	$4,201
Selling, general and administrative	12,926	12,226	38,645	37,406
Research and development	1,121	1,527	3,287	4,312

Share-based compensation expense before taxes	15,228	15,171	45,347	45,919
Related income tax benefits	4,531	5,373	13,325	16,202

Share-based compensation expense, net of taxes	$10,697	$9,798	$32,022	$29,717

Deferred Stock Awards and Restricted Stock Awards

Deferred stock awards are fully vested and expensed when issued, but shares are placed in a deferral account under the Deferred Compensation Plan, at an eligible employee’s or director’s discretion, until distributed to the employee or director at a future date. The Deferred Compensation Plan allows eligible directors and employees to defer, on a pre-tax basis, a portion or all of their compensation, bonuses, or director’s fees in the form of cash or deferred stock awards. The deferred compensation plan provides matching contributions by the Company to the participants, based on the deferred compensation plan agreement, in the form of restricted stock awards. During the nine months ended September 30, 2013 and 2012, the Company granted restricted stock awards with a total deferred compensation value of $0.8 million and $0.6 million, respectively, which will be recognized over the requisite service period of three years with an applicable forfeiture rate. The restricted stock awards, issued but unvested, are held in a deferral account, and are subject to a three year cliff vesting. Refer to Note 10 of the Consolidated Financial Statements, “Fair Value of Financial Instruments” for further information on the fair market valuation of the deferred compensation plan assets.

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

3. Composition of Certain Financial Statement Items

Inventories

Inventories consisted of the following:

	September 30, 2013	December 31, 2012
(in thousands)	(unaudited)
Raw materials and components	$94,884	$101,370
Work in process (materials, labor and overhead)	63,220	96,725
Finished goods (materials, labor and overhead)	272,985	204,639
Adjustments to write up acquired finished goods to fair value	—	754

Total inventories, net	$431,089	$403,488

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2013	December 31, 2012
(in thousands)	(unaudited)
Forward exchange contracts	$7,047	$1,597
Prepaid expenses	117,607	99,039
Other current assets	57,503	42,096

Total prepaid expenses and other current assets	$182,157	$142,732

Property and Equipment

Property and equipment consisted of the following:

	Estimated Useful Life (in years)	September 30, 2013	December 31, 2012
(in thousands)		(unaudited)
Land	—	$118,800	$139,889
Building and improvements	1-50	453,234	479,194
Machinery and equipment	1-10	520,579	497,370
Internal use software	1-10	263,948	263,376
Construction in process	—	94,189	78,064

Total gross property and equipment		1,450,750	1,457,893
Accumulated depreciation and amortization		(677,039)	(613,201)

Total property and equipment, net		$773,711	$844,692

Goodwill and Other Intangible Assets

The $3.2 million decrease in goodwill on the Consolidated Balance Sheet from December 31, 2012 to September 30, 2013 was primarily the result of $17.5 million of foreign currency translation adjustments offset by $14.3 million from business combinations.

Intangible assets consisted of the following:

	September 30, 2013 (unaudited)			December 31, 2012
	Weighted average Life	Gross carrying Amount	Accumulated Amortization	Weighted average Life	Gross carrying Amount	Accumulated Amortization
(in thousands)
Amortized intangible assets:
Purchased technology	7 years	$1,273,962	$(1,066,260)	7 years	$1,270,012	$(1,003,531)
Purchased tradenames and trademarks	9 years	327,052	(206,247)	9 years	329,588	(184,272)
Purchased customer base	11 years	1,466,709	(634,288)	11 years	1,464,042	(544,736)
Other intellectual property	6 years	386,629	(296,234)	6 years	375,164	(250,295)

Total intangible assets		$3,454,352	$(2,203,029)		$3,438,806	$(1,982,834)

Intangible assets not subject to amortization:
Purchased tradenames and trademarks		$7,451			$7,451
In-process research and development		62,400			62,400

Amortization expense related to purchased intangible assets for the three months ended September 30, 2013 and 2012 was $70.6 million and $71.1 million, respectively, and, for the nine months ended September 30, 2013 and 2012, was $213.9 million and $219.2 million, respectively. Estimated aggregate amortization expense is expected to be $71.3 million for the remainder of fiscal year 2013. Estimated aggregate amortization expense for fiscal years 2014, 2015, 2016 and 2017 is $250.8 million, $230.8 million, $178.3 million and $163.2 million, respectively. During the nine months ended September 30, 2013, there were no material impairments identified.

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

Accrued Expenses and Other Current Liabilities

Accrued Expenses and Other Current Liabilities consist of royalty accruals, hedge liabilities, product warranties, interest accruals, legal accruals, contingent considerations and other current liabilities.

In February 2012, the Company received an unfavorable verdict in its litigation with Promega Corporation that resulted in charges to cost of revenues and a legal accrual of $52.0 million, which was recorded in the December 31, 2011 financial statements and remained recorded as a liability as of September 30, 2013 and December 31, 2012. A federal judge reversed the verdict in September 2012 and entered judgment in favor of the Company. Promega responded by filing various motions to reinstate the verdict and for a new trial. The Company challenged Promega’s motions, and the judge denied them all in April 2013. The case is now on appeal and the Company is vigorously defending its position.

In November 2012, the Company received an unfavorable verdict in its litigation with Enzo Biochem, resulting in charges to cost of revenues and a legal accrual of $60.9 million, which was recorded in the December 31, 2012 financial statements and remains recorded as a liability as of September 30, 2013. The Company strongly disagrees with the verdict and intends to vigorously challenge it in the trial court and on appeal.

None of the other liabilities in Accrued Expenses and Other Current Liabilities was individually material at September 30, 2013 and December 31, 2012.

Reconciliation of Equity

The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to the Company, and equity attributable to non-controlling interests:

(in thousands) (unaudited)	Total	Common Stock	Additional Paid-in-Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Non- Controlling Interests
Balance at December 31, 2012	$4,653,463	$2,187	$5,731,568	$(2,481,990)	$59,070	$1,341,846	$782
Amortization of stock based compensation	54,374	—	54,374	—	—	—	—
Common stock issuance under employee stock plans	84,998	23	85,292	(317)	—	—	—
Net tax benefit on employee stock plans	17,413	—	17,413	—	—	—	—
Issuance of restricted shares, net of shares repurchased for minimum tax liability	(42,348)	18	(18)	(42,348)	—	—	—
Issuance of deferred stock	3,130	1	8,565	(5,436)	—	—	—
Purchase of treasury stock	(104,888)	—	—	(104,888)	—	—	—
Realized gain on hedging transactions, reclassed into earnings, net of related tax effects	(275)	—	—	—	(275)	—	—
Pension liability, net of deferred taxes	(9,505)	—	—	—	(9,505)	—	—
Foreign currency translation adjustment, net of related tax effects	(45,091)	—	—	—	(45,101)	—	10
Net income (loss)	365,505	—	—	—	—	366,082	(577)

Balance at September 30, 2013	$4,976,776	$2,229	$5,897,194	$(2,634,979)	$4,189	$1,707,928	$215

Accumulated Other Comprehensive Income and Components of Other Comprehensive Income

Accumulated other comprehensive income includes unrealized gains and losses that are excluded from the Consolidated Statements of Operations. The unrealized gains and losses include foreign currency translation adjustments, cash flow hedge adjustments, and pension liabilities adjustments, net of tax.

Accumulated other comprehensive income, net of taxes, attributable to Life Technologies, consists of the following at September 30, 2013:

(in thousands) (unaudited)	Total	Cash Flow Hedges	Pension Liabilities	Foreign Currency Translation Adjustments
Balance at December 31, 2012	$59,070	$1,594	$(104,787)	$162,263
Current-period change	(54,881)	(275)	(9,505)	(45,101)

Balance at September 30, 2013	$4,189	$1,319	$(114,292)	$117,162

The components of other comprehensive income (loss) for the three and nine months ended September 30, 2013 were as follows:

	Three months ended September 30, 2013
(in thousands) (unaudited)	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Realized gain on cash flow hedges, reclassified into earnings	(146)	54	(92)
Foreign currency translation adjustments	20,124	—	20,124

Other comprehensive income	$19,978	$54	$20,032

	Nine months ended September 30, 2013
(in thousands) (unaudited)	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Curtailment gain on pension plans, reclassified into earnings	$(15,264)	$5,759	$(9,505)
Realized gain on cash flow hedges, reclassified into earnings	(438)	163	(275)
Foreign currency translation adjustments	(45,091)	—	(45,091)

Other comprehensive income (loss)	$(60,793)	$5,922	$(54,871)

The details about reclassifications out of accumulated other comprehensive income into net income for the three and nine months ended September 30, 2013 were as follows:

Three months ended September 30, 2013
(in thousands) (unaudited)	Amount Reclassified from AOCI	Affected Line Item in Statement of Operations
(Gains)/losses on cash flow hedges
Forward interest rate swap contracts	$(146)	Interest expense

	(146)	Total before tax

	54	Income tax provision

	$(92)	Net of tax

Nine months ended September 30, 2013
(in thousands) (unaudited)	Amount Reclassified from AOCI	Affected Line Item in Statement of Operations
(Gains)/losses on cash flow hedges
Forward interest rate swap contracts	$(438)	Interest expense

	(438)	Total before tax

	163	Income tax provision

	$(275)	Net of tax

Defined benefit pension plan items
Curtailment gain	$(15,264)	Business integration costs

	(15,264)	Total before tax

	5,759	Income tax provision

	$(9,505)	Net of tax

Total reclassifications	$(9,780)	Net of tax

4. Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2013	December 31, 2012
(in thousands)	(unaudited)
3.375% Senior Notes (principal due 2013), net of unamortized discount	$—	$249,993
4.400% Senior Notes (principal due 2015), net of unamortized discount	499,491	499,235
3.500% Senior Notes (principal due 2016), net of unamortized discount	399,692	399,598
6.000% Senior Notes (principal due 2020), net of unamortized discount	748,916	748,815
5.000% Senior Notes (principal due 2021), net of unamortized discount	398,623	398,508
Capital leases	25,022	17,920

Total debt	2,071,744	2,314,069
Less current portion	(4,157)	(253,214)

Total long-term debt	$2,067,587	$2,060,855

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

As a result, the Company has recorded an aggregate $5.7 million of debt discounts for the Notes. At September 30, 2013, the unamortized debt discount balance was $3.3 million. The debt discounts are amortized over the lives of the associated Notes using the effective interest method.

The aggregate net proceeds from the Note offerings in 2010 were $2,276.4 million after deducting the debt discounts as well as underwriting discounts of $17.9 million. Total deferred financing costs associated with the issuances of the Notes were $21.8 million, including the $17.9 million of underwriting discounts and $3.9 million of legal and accounting fees. At September 30, 2013, the unamortized issuance costs for the Notes were $11.1 million which are expected to be recognized over a weighted average period of 5.4 years. The Company recognized aggregate contractual interest expense of $25.3 million and $27.4 million for the three months ended September 30, 2013 and 2012, respectively, and $77.3 million and $82.2 million for the nine months ended September 30, 2013 and 2012, respectively.

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

The Company recognized total interest cost of $2.5 million for the nine months ended September 30, 2012 based on the effective interest rate of 6.10% for the 2024 Notes. The interest expense consisted of $0.8 million of contractual interest based on the stated coupon rate and $1.7 million of amortization of the discount on the liability component associated with the bifurcation requirements prescribed by ASC Topic 470-20, Debt with Conversion and Other Options, for the nine months ended September 30, 2012.

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

During the nine months ended September 30, 2013, the Company withdrew $659.0 million on the Revolving Credit Facility and repaid $759.0 million. The Company had an outstanding balance of zero and $100.0 million as of September 30, 2013 and December 31, 2012, respectively. Additionally, the Company has issued $10.1 million of letters of credit under the Revolving Credit Facility, and accordingly, the remaining available credit is $739.9 million. The applicable borrowing rate was 1.43% for the Revolving Credit Facility at September 30, 2013.

At the same time the Company entered into the Revolving Credit Facility in February 2012, the Company extinguished the previously existing revolving credit facility of $500.0 million and as a result recognized a $3.7 million loss, recorded in interest expense, on unamortized deferred financing costs.

As of September 30, 2013 foreign subsidiaries in Mexico and India had available bank lines of credit denominated in local currency to meet short-term working capital requirements. Each credit facility would bear interest at a fixed rate or a variable rate indexed to a local interbank offering rate or equivalent, should there be withdrawals. The United States dollar equivalent of these facilities totaled $3.4 million at September 30, 2013, none of which was outstanding at September 30, 2013.

6. Commitments and Contingencies

Letters of Credit

The Company had outstanding letters of credit totaling $30.6 million at September 30, 2013, of which $13.1 million was to support performance bond agreements, $9.5 million was to support liabilities associated with the Company’s self-insured worker’s compensation programs, $5.0 million was to support its building lease requirements, and $3.0 million was to support duty on imported products.

Executive Employment Agreements

The Company has employment contracts with key executives that provide for the continuation of salary if terminated for reasons other than cause, as defined in those agreements. At September 30, 2013, future employment contract commitments for such key executives were approximately $39.4 million. In certain circumstances, the employment agreements call for the acceleration of equity vesting. The non-cash financial impact of the acceleration of equity vesting is not reflected in the above information.

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

At September 30, 2013, the total amount accrued for contingent consideration liabilities was $36.1 million, of which $14.2 million was included in current liabilities. At December 31, 2012, the total amount accrued for contingent consideration liabilities was $44.3 million, of which $16.7 million was included in current liabilities. During the nine months ended September 30, 2013, $8.0 million of contingent consideration liabilities were paid. During the nine months ended September 30, 2012, $284.2 million of contingent consideration was paid, of which $282.2 million was a result of a $300.0 million milestone arrangement related to the Ion Torrent acquisition. The milestone was achieved during the year ended December 31, 2011 and paid in January 2012 in a combination of $192.4 million in cash and 2.7 million shares of the Company’s common stock or the equivalent of $107.6 million at the time of settlement.

The Company could be required to make additional contingent payments based on currently existing purchase agreements through 2022. For more information on contingent consideration valuation, refer to Note 10 of the Consolidated Financial Statements, “Fair Value of Financial Instruments”.

Environmental Liabilities

As a result of previous mergers and acquisitions, the Company assumed certain environmental exposure liabilities. At September 30, 2013, aggregate undiscounted environmental reserves were $8.0 million, including current reserves of $2.9 million. Based upon currently available information, the Company believes that it has adequately provided for these environmental exposures and that the outcome of these matters will not have a material adverse effect on its Consolidated Statement of Operations.

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

The net periodic pension cost for nine months ended September 30, 2013 includes a curtailment gain of $20.2 million. During the nine months ended September 30, 2013 the Company spun off an employee and retiree grouping of the Applied Biosystems, Inc. Retiree Welfare Plan and no longer offered retiree medical coverage to these participants. The Company accounted for the termination of benefits to both active and retired employees a plan curtailment and recorded the corresponding gain in the current period in accordance with ASC Topic 715, Compensation – Retirement Benefits. The Applied Biosystems, Inc. Retiree Welfare Plan still retained certain retirees who will continue to receive benefits under the provisions of the plan.

The components of net periodic pension cost or (benefit) for the Company’s pension plans and postretirement benefits plans for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Domestic Plans
	Three months ended September 30,		Nine months ended September 30,
(in thousands) (unaudited)	2013	2012	2013	2012
Service cost	$413	$385	$1,238	$1,155
Interest cost	7,816	8,919	23,227	26,345
Expected return on plan assets	(9,213)	(9,384)	(27,644)	(28,150)
Amortization of prior service cost	15	15	43	45
Amortization of actuarial loss	1,360	996	3,917	2,904

Net periodic pension cost	$391	$931	$781	$2,299

	Postretirement Plans
	Three months ended September 30,		Nine months ended September 30,
(in thousands) (unaudited)	2013	2012	2013	2012
Service cost (benefit)	$(2)	$5	$0	$25
Interest cost (benefit)	(120)	292	71	976
Expected return on plan assets	(130)	(115)	(389)	(345)
Amortization of prior service cost (credit)	591	(474)	(94)	(1,422)
Amortization of actuarial loss	181	156	446	462
Curtailment gain	—	—	(20,240)	—

Total periodic pension cost (benefit)	$520	$(136)	$(20,206)	$(304)

	Foreign Plans
	Three months ended September 30,		Nine months ended September 30,
(in thousands) (unaudited)	2013	2012	2013	2012
Service cost	$644	$598	$1,978	$1,810
Interest cost	1,213	1,176	3,666	3,587
Expected return on plan assets	(837)	(912)	(2,531)	(2,769)
Amortization of actuarial (gain) loss	195	(11)	586	(31)

Net periodic pension cost	$1,215	$851	$3,699	$2,597

8. Income Taxes

Income taxes are determined using an estimated annual effective tax rate applied against income, and then adjusted for the tax impacts of certain significant and discrete items. For the nine months ended September 30, 2013, the Company treated the tax impact related to the following as discrete events for which the tax effect was recognized separately from the application of the estimated annual effective tax rate: the impact of new tax legislation, foreign earnings distributions, adjustments in certain tax reserves, and disqualifying dispositions of qualified stock grants. The Company’s effective tax rate recorded for the nine months ended September 30, 2013 was 12.9%. Excluding the impact of the discrete items discussed above, the effective tax rate would have been 22.2%.

In accordance with the disclosure requirements as described in ASC Topic 740, Income Taxes, the Company has classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in non-current deferred tax assets, unless expected to be paid within one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. For the nine months ended September 30, 2013 and 2012, the Company recognized approximately $(3.3) million and $(0.2) million, respectively, in interest and penalties as income tax expense (benefit) in the Consolidated Statement of Operations. The Company had approximately $2.9 million accrued for the payment of interest and penalties as of September 30, 2013 in the Consolidated Balance Sheets compared to $6.1 million as of December 31, 2012.

The Company believes it is reasonably possible that approximately $4.2 million of unrecognized tax benefits, each of which are individually insignificant, may be recognized within the next 12 months due to possible settlements with federal, state and foreign taxing authorities or as statutes expire.

The Company is subject to routine compliance reviews on various tax matters around the world in the ordinary course of business. Currently, income tax audits are being conducted in Canada, India, Italy, United Kingdom, and the United States. Years open, and therefore subject to tax examination, in the major jurisdictions are 2006 through 2012. Management believes that adequate provisions have been recorded for adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. Should an adjustment be required, the impact on the Consolidated Statement of Operations is not anticipated to be material.

The Company continues to benefit from reduced tax rates in Singapore and Israel. Singapore’s taxing authority granted the Company pioneer company status that provides an incentive encouraging companies to undertake activities that have the effect of promoting economic or technological development in Singapore. This incentive equates to a tax exemption on earnings associated with most of the Company’s manufacturing activities in Singapore and continues through December 31, 2021. The Company qualifies for an incentive tax benefit in Israel that provides for a reduced 3.5% tax rate on earnings from its subsidiary in Israel. This incentive has been granted for an indefinite period given minimum sales and investment levels are maintained. The impact of these tax holidays decreased the annual effective tax rate by 3.0% and increased earnings per share by approximately $0.02 for the three months ended September 30, 2013 and $0.07 for the nine months ended September 30, 2013.

9. Stock Repurchase Programs

In July 2012, the Board of Directors of the Company approved a program (the July 2012 program) authorizing management to repurchase up to $750.0 million of common stock. During the year ended December 31, 2012, the Company repurchased 4.9 million shares of its common stock under this program at a total cost of $238.0 million. During the nine months ended September 30, 2013, the Company repurchased 2.0 million shares of its common stock under this program at a total cost of $104.9 million. As of September 30, 2013, there was $407.1 million of authorization remaining under this program. The Company is not currently anticipating repurchasing any stock under this program due to the pending Thermo Fisher merger transaction.

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

Investments consisted of the following:

	September 30, 2013	December 31, 2012
(in thousands)	(unaudited)
Short-term
Bank time deposits	$17,798	$5,726

Total short-term investments	17,798	5,726
Long-term
Equity securities	28,465	26,677

Total long-term investments	28,465	26,677

Total investments	$46,263	$32,403

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

The following table represents the financial instruments measured at fair value on a recurring basis on the financial statements of the Company subject to ASC Topic 820, Fair Value Measurements and Disclosures and the valuation approach applied to each class of financial instruments:

		Fair Value Measurements at Reporting Date Using
(in thousands) (unaudited) Description	Balance at September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Bank time deposits	$17,798	$17,798	$—	$—
Money market funds	37,182	37,182	—	—
Deferred compensation plan assets-mutual funds	27,057	27,057	—	—
Assets-derivative forward exchange contracts	7,047	—	7,047	—

Total assets	$89,084	$82,037	$7,047	$—

Liabilities-derivative forward exchange contracts	13,808	—	13,808	—
Contingent considerations	36,138	—	—	36,138

Total liabilities	$49,946	$—	$13,808	$36,138

At September 30, 2013, the carrying value of the financial instruments measured and classified within level 1 was based on quoted prices and marked to market.

The Company manages the Life Technologies Corporation Deferred Compensation Plan (the Deferred Compensation Plan) which allows eligible directors and employees to defer, on a pre-tax basis, a portion or all of their compensation, bonuses, or director’s fees. As of September 30, 2013, the Company held $27.1 million in deferred compensation plan assets in other assets in its Consolidated Balance Sheet which were invested in mutual funds. The fair market value of the assets held in the Deferred Compensation Plan was based on unadjusted quoted prices in active markets. The Company carries a corresponding deferred compensation liability of $27.1 million as of September 30, 2013 in other long-term obligations in its Consolidated Balance Sheet.

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

At September 30, 2013, the Company’s level 3 liabilities, which represent the estimated fair value of existing contingent consideration agreements, individually or collectively are not considered material to the Company’s consolidated financial statements. Reasonable changes in the unobservable inputs would not be expected to have a significant impact on the Company’s consolidated financial statements.

For financial instrument liabilities with significant level 3 inputs, the following table summarizes the activity for the nine months ended September 30, 2013:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands) (unaudited)	Contingent Considerations
Beginning balance at January 1, 2013	$44,323
Settlements	(8,081)
Transfers in from business combinations	3,192
Total unrealized gain included in earnings	(6,508)
Total unrealized loss included in earnings	3,057
Foreign currency translation adjustments	155

Ending balance at September 30, 2013	$36,138

Total amount of unrealized losses for the period included in other comprehensive loss attributable to the change in fair market value of related liabilities still held at the reporting date	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Non-financial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. There were no material non-financial assets and liabilities deemed to be other-than-temporarily impaired and measured at fair value on a nonrecurring basis for the nine months ended September 30, 2013 other than that of a property sold which resulted in a $28.3 million loss. The Company evaluates its investments in equity and debt securities that are accounted for using the equity method or cost method to determine whether an other-than-temporary impairment or a credit loss exists at period end. At September 30, 2013, the Company held an aggregate $28.5 million of long-term investments in equity securities that are accounted for under the cost and equity methods. The Company assesses these investments for impairment each quarter, but does not calculate a fair value. Due to the nature of these investments, mainly non-public and early stage companies, the Company believes calculating a fair value not to be practicable. In the event the Company identified an indicator of impairment, the assessment of fair value would be based on all available factors, and may include valuation methodologies using level 3 unobservable inputs, which include discounted cash flows, estimates of sales proceeds, net investment values and appraisals, as appropriate. At September 30, 2013, the Company determined that no event or change in circumstances with a significant adverse effect on the fair value of the investments had occurred during the nine months ended September 30, 2013, and, accordingly, no material impairment charges were recorded during the period.

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

Some of the Company’s reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in currency exchange rates from the point in which the transactions are originated until the settlement in cash. Both realized and unrealized gains and losses in the value of these receivables and payables are included in the determination of net income. Net currency exchange losses recognized on business transactions, net of hedging transactions, were $3.8 million and $1.4 million for the three months ended September 30, 2013 and September 30, 2012, respectively, and $5.2 million and $2.6 million for nine months ended September 30, 2013 and September 30, 2012, respectively, and such losses are included in other income/(expense) in the Consolidated Statements of Operations and Comprehensive Income.

To manage the foreign currency exposure risk, the Company uses derivatives for activities in entities that have receivables and payables denominated in a currency other than the entity’s functional currency. Realized and unrealized gains or losses on the value of financial contracts entered into to hedge the exchange rate exposure of these receivables and payables are also included in the determination of net income as they have not been designated for hedge accounting under ASC Topic 815, Derivatives and Hedging. These contracts, which settle in October 2013 through January 2014, effectively fix the exchange rate at which these specific receivables and payables will be settled in, so that gains or losses on the forward contracts offset the gains or losses from changes in the value of the underlying receivables and payables. At September 30, 2013, the Company had a notional principal amount of $1,053.7 million in foreign currency forward contracts outstanding to hedge currency risk relative to our foreign receivables and payables. The Company’s currency exposures vary, but are primarily concentrated in the euro, British pound, and Japanese yen.

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

The following table summarizes the fair values of derivative instruments at September 30, 2013 and December 31, 2012:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	September 30, 2013	December 31, 2012	Balance Sheet Location	September 30, 2013	December 31, 2012
(in thousands)		(unaudited)			(unaudited)
Derivatives instruments not designated as cash flow hedges
Forward exchange contracts	Other current assets	$7,047	$1,597	Other current liabilities	$13,808	$9,436

Total derivatives		$7,047	$1,597		$13,808	$9,436

The following table summarizes the effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive Income for the three months ended September 30, 2013 and 2012:

	Three months ended September 30, 2013			Three months ended September 30, 2012
	Amount of (Gain)/Loss Recognized in OCI	Location of Gain/(Loss) Reclassified from AOCI into Income	Amount of Gain/(Loss) Reclassified from AOCI into Income	Amount of (Gain)/Loss Recognized in OCI	Location of Gain/(Loss) Reclassified from AOCI into Income	Amount of Gain/(Loss) Reclassified from AOCI into Income
(in thousands) (unaudited)	Effective Portion			Effective Portion
Derivatives instruments designated and qualified as cash flow hedges
Forward interest rate swap contracts	$—	Interest expense	$146	$—	Interest expense	$146

Total derivatives	$—		$146	$—		$146

	Three months ended September 30, 2013		Three months ended September 30, 2012
(in thousands) (unaudited)	Location of (Gain)/Loss Recognized in Income	Amount of (Gain)/Loss Recognized in Income	Location of (Gain)/Loss Recognized in Income	Amount of (Gain)/Loss Recognized in Income
Derivatives instruments not designated as cash flow hedges
Forward exchange contracts	Other (income) expense	$6,661	Other (income) expense	$14,307

Total derivatives		$6,661		$14,307

The following table summarizes the effect of derivative instruments on the Consolidated Statements of Operations for the nine months ended September 30, 2013 and 2012, respectively:

	Nine months ended September 30, 2013			Nine months ended September 30, 2012
	Amount of (Gain)/Loss Recognized in OCI	Location of Gain/(Loss) Reclassified from AOCI into Income	Amount of Gain/(Loss) Reclassified from AOCI into Income	Amount of (Gain)/Loss Recognized in OCI	Location of Gain/(Loss) Reclassified from AOCI into Income	Amount of Gain/(Loss) Reclassified from AOCI into Income
(in thousands) (unaudited)	Effective Portion			Effective Portion
Derivatives instruments designated and qualified as cash flow hedges
Forward interest rate swap contracts	$—	Interest expense	$438	$—	Interest expense	$438

Total derivatives	$—		$438	$—		$438

	Nine months ended September 30, 2013		Nine months ended September 30, 2012
(in thousands) (unaudited)	Location of (Gain)/Loss Recognized in Income	Amount of (Gain)/Loss Recognized in Income	Location of (Gain)/Loss Recognized in Income	Amount of (Gain)/Loss Recognized in Income
Derivatives instruments not designated as cash flow hedges
Forward exchange contracts	Other (income) expense	$11,296	Other (income) expense	$1,497

Total derivatives		$11,296		$1,497

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

Our derivatives instruments have an element of risk in that the counterparties may be unable to meet the terms of the agreements. We attempt to minimize this risk by limiting the counterparties to a diverse group of highly-rated domestic and international financial institutions. In the event of non-performance by these counterparties, the asset position carrying values of our financial instruments represent the maximum amount of loss we could incur as of September 30, 2013. However, we do not expect to record any losses as a result of counterparty default in the foreseeable future. We do not require and are not required to pledge collateral for these financial instruments. The Company does not use derivative financial instruments for speculation or trading purposes or for activities other than risk management and we are not a party to leveraged derivatives. In addition, we do not carry any master netting arrangements to mitigate the credit risk. The Company continually evaluates the costs and benefits of its hedging program.

Debt Obligations

The Company has certain financial instruments in which the carrying value does not equal the fair value. The estimated fair value of the senior notes was determined by using observable market information (level 1 inputs). The fair value and carrying amounts of the Company’s debt obligations were as follows:

	Fair Value		Carrying Amounts
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
(in thousands)	(unaudited)		(unaudited)
3.375% Senior Notes (principal due 2013)	$—	$251,320	$—	$249,993
4.400% Senior Notes (principal due 2015)	522,180	533,965	499,491	499,235
3.500% Senior Notes (principal due 2016)	416,444	421,864	399,692	399,598
6.000% Senior Notes (principal due 2020)	846,615	895,590	748,916	748,815
5.000% Senior Notes (principal due 2021)	423,168	454,912	398,623	398,508

For details on the carrying amounts of the debt obligations, refer to Note 4 of the Consolidated Financial Statements, “Long-Term Debt”.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•

successfully complete our proposed merger transaction with Thermo Fisher, which is dependent and/or may be affected by a number of factors, including, without limitation the timely receipt of the regulatory approvals required for the transaction;

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

OVERVIEW

Revenues for the three and nine months ended September 30, 2013 were $935.1 million and $2,843.4 million, respectively, with net income attributable to the Company of $118.2 million and $366.1 million, respectively. Revenues for the three and nine months ended September 30, 2012 were $911.2 million and $2,799.6 million, respectively, with net income attributable to the Company of $65.9 million and $320.8 million, respectively.

Proposed Acquisition by Thermo Fisher

On April 14, 2013, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Thermo Fisher Scientific Inc., a Delaware corporation (Thermo Fisher), and Polpis Merger Sub Co., a Delaware corporation and a wholly owned subsidiary of Thermo Fisher (Merger Sub), providing for, subject to the satisfaction or waiver of specified conditions, the acquisition of the Company by Thermo Fisher at a price of $76 per share in cash, subject to adjustment as described below. Subject to the terms and conditions of the Merger Agreement, the closing of the merger is expected to occur early in 2014. If the merger does not close by January 14, 2014 by reason of the failure to obtain certain required antitrust approvals or the issuance or enactment by a governmental authority of an order or law prohibiting or restraining the merger (and such prohibition or restraint is in respect of an antitrust law), the cash price per share will increase by $0.0062466 per day during the period commencing on, and including, January 14, 2014, and ending on, and including, the closing date. On August 21, 2013, the Company’s stockholders voted to adopt the Merger Agreement.

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

RESULTS OF OPERATIONS

Third Quarter of 2013 Compared to the Third Quarter of 2012

The following table compares revenues and gross profit for the third quarter of 2013 and 2012:

	Three months ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
(in millions) (unaudited)	2013	2012
Research Consumables	$404.2	$384.4	$19.8	5%
Genetic Analysis	337.9	353.4	(15.5)	(4)%
Applied Sciences	193.6	173.5	20.1	12%
Corporate and other	(0.6)	(0.1)	(0.5)	NM

Total revenues	$935.1	$911.2	$23.9	3%

Total gross profit	$544.9	$478.5	$66.4	14%
Total gross profit %	58.3%	52.5%

Revenue

The Company’s revenues increased by $23.9 million or 3% for the third quarter of 2013 compared to the third quarter of 2012. The increase in revenue was driven primarily by a $28.5 million increase in volume and pricing and a $12.7 million increase as a result of acquisitions, partially offset by $10.4 million in unfavorable currency impacts and a $6.5 million decrease from royalties including licensing settlements. Volume and pricing relates to the impact on revenue due to existing and new product total unit sales as well as year over year change in unit pricing and its impact on gross revenue.

The Company operates our business under three business groups—Research Consumables, Genetic Analysis, and Applied Sciences. Revenue for the Research Consumables business group increased by $19.8 million or 5% in the third quarter of 2013 compared to the third quarter of 2012. This increase was driven primarily by a $13.3 million net increase in volume and pricing and $9.5 million from acquisitions, partially offset by $3.8 million in unfavorable currency impacts. Revenue for the Genetic Analysis business group decreased $15.5 million or 4% for the third quarter of 2013 compared to the third quarter of 2012. This decrease was driven primarily by an $8.5 million decrease from royalties including licensing settlements and $4.6 million in unfavorable currency impacts. Revenue for the Applied Sciences business group increased by $20.1 million or 12% for the third quarter of 2013 compared to the third quarter of 2012. The increase was primarily driven by a $17.6 million net increase in volume and pricing and $3.1 million from acquisitions.

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

Gross Profit

Gross profit increased $66.4 million or 14% in the third quarter of 2013 compared to the third quarter of 2012. The increase in gross profit was primarily attributable to a $48.5 million verdict on a case in litigation charged to expense during the third quarter of 2012, and a $28.3 million net increase from price, volume, and product mix, partially offset by a $6.5 million decrease from royalties including licensing settlements, and $4.6 million in unfavorable currency impacts.

Operating Expenses

The following table compares operating expenses for the third quarter of 2013 and 2012:

	Three months ended September 30,
	2013		2012
(in millions) (unaudited)	Operating expense	As a percentage of revenues	Operating expense	As a percentage of revenues	$ Increase/ (Decrease)	% Increase/ (Decrease)
Operating Expenses:
Selling, general and administrative	$268.8	29%	$270.6	30%	$(1.8)	(1)%
Research and development	83.0	9%	84.8	9%	(1.8)	(2)%
Business integration costs	26.9	3%	10.6	1%	16.3	NM

Selling, General and Administrative

For the third quarter of 2013, selling, general and administrative expenses decreased $1.8 million or 1% compared to the third quarter of 2012. This decrease was driven primarily by an $11.4 million decrease due to a legal settlement recognized in the third quarter of 2012 and $2.1 million of favorable currency impacts, partially offset by a $13.5 million increase in compensation and benefits.

Research and Development

For the third quarter of 2013, research and development expenses decreased $1.8 million or 2% compared to the third quarter of 2012. The Company continues to invest in research and development programs, and as a percentage of revenue, costs are comparable period to period.

Business Integration Costs

Business integration costs for the third quarter of 2013 were $26.9 million, compared to $10.6 million for the third quarter of 2012. The expenses for both periods primarily include costs of integration and restructuring efforts for our acquisitions and divestitures activities. The third quarter of 2013 also includes costs related to the proposed acquisition by Thermo Fisher.

Other Income (Expense)

Interest Income

Interest income was $0.4 million for the third quarter of 2013 compared to $0.4 million for the third quarter of 2012.

Interest income in the future will be affected by changes in short-term interest rates and changes in cash balances, which may materially increase or decrease as a result of operations, acquisitions, debt repayment, stock repurchase programs and other activities.

Interest Expense

Interest expense was $27.1 million for the third quarter of 2013 compared to $29.3 million for the third quarter of 2012. The decrease in interest expense was primarily driven by lower debt balances caused by the payoff of the 2013 Notes in March 2013.

Other Expense, Net

Other expense, net, was $5.2 million for the third quarter of 2013 compared to $2.8 million for the same period of 2012. Included in the third quarter of 2013 and 2012 were foreign currency losses of $3.8 million and $1.4 million, net of hedging activities, respectively, driven by currency fluctuation in major currencies.

Provision for Income Taxes

The provision for income taxes as a percentage of pre-tax income from continuing operations was 12.1% for the three months ended September 30, 2013 compared with 18.9% for the three months ended September 30, 2012. The lower 2013 effective tax rate was primarily driven by tax credits on the repatriation of certain foreign earnings and the reinstatement of the U.S. federal research tax credit. The 2013 effective tax rate of 12.1% was lower than the statutory federal income tax rate of 35% due primarily to tax credits on repatriation of certain foreign earnings, earnings taxed at lower rates in foreign jurisdictions and research and manufacturing incentives.

First Nine Months of 2013 Compared to the First Nine Months of 2012

The following table compares revenues and gross profit for the first nine months of 2013 and 2012:

	Nine months ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
(in millions) (unaudited)	2013	2012
Research Consumables	$1,218.6	$1,207.3	$11.3	1%
Genetic Analysis	1,043.1	1,062.2	(19.1)	(2)%
Applied Sciences	580.2	528.6	51.6	10%
Corporate and other	1.5	1.5	—	0%

Total revenues	$2,843.4	$2,799.6	$43.8	2%

Total gross profit	$1,665.3	$1,576.8	$88.5	6%
Total gross profit %	58.6%	56.3%

Revenue

The Company’s revenues increased by $43.8 million or 2% for the first nine months of 2013 compared to the first nine months of 2012. The increase in revenue was driven primarily by an increase of $38.8 million in volume and pricing, a $35.2 million increase as a result of acquisitions, and a $10.6 million increase from royalties including licensing settlements, partially offset by $42.6 million in unfavorable currency impacts. Volume and pricing relates to the impact on revenue due to existing and new product total unit sales as well as year over year changes in unit pricing and its impact on gross revenue.

Revenue for the Research Consumables business group increased by $11.3 million or 1% in the first nine months of 2013 compared to the first nine months of 2012. This increase was driven primarily by $23.5 million as a result of acquisitions, and a $6.3 million increase in volume and pricing, partially offset by $15.3 million in unfavorable currency impacts, and a $3.3 million decrease from royalties including licensing settlements. Revenue for the Genetic Analysis business group decreased $19.1 million or 2% for the first nine months of 2013 compared to the first nine months of 2012. This decrease was driven primarily by $17.8 million in unfavorable currency impacts. Revenue for the Applied Sciences business group increased by $51.6 million or 10% for the first nine months of 2013 compared to the first nine months of 2012. The increase was primarily driven by a $36.7 million net increase in volume and pricing, an increase of $11.7 million as a result of acquisitions, and an increase of $12.6 million from royalties including licensing settlements, partially offset by $9.5 million in unfavorable currency impacts.

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

Gross Profit

Gross profit increased $88.5 million or 6% in the first nine months of 2013 compared to the first nine months of 2012. The increase in gross profit was primarily driven by a $48.9 million net increase from price, volume, and product mix, a $48.5 million verdict on a case in litigation charged to expense during the third quarter of 2012, a $10.6 million increase from royalties including licensing settlements, and a $5.3 million decrease in intangible amortization related to business combinations, partially offset by $26.7 million in unfavorable currency impacts.

Operating Expenses

The following table compares operating expenses for the first nine months of 2013 and 2012:

	Nine months ended September 30,
	2013		2012
(in millions) (unaudited)	Operating expense	As a percentage of revenues	Operating expense	As a percentage of revenues	$ Increase/ (Decrease)	% Increase/ (Decrease)
Operating Expenses:
Selling, general and administrative	$816.5	29%	$790.0	28%	$26.5	3%
Research and development	255.1	9%	258.2	9%	(3.1)	(1)%
Business integration costs	81.9	3%	34.3	1%	47.6	NM

Selling, General and Administrative

For the first nine months of 2013, selling, general and administrative expenses increased $26.5 million or 3% compared to the first nine months of 2012. This increase was driven primarily by a $47.0 million increase in compensation and benefits, and as a result, the costs are slightly up from the prior year as a percentage of revenues. The increase in compensation and benefits was partially offset by a decrease of $11.4 million from a legal settlement expense in the third quarter of 2012, and an $8.9 million decrease in purchased services.

Research and Development

For the first nine months of 2013, research and development expenses decreased $3.1 million or 1% compared to the first nine months of 2012. The Company continues to invest in research and development programs, and as a percentage of revenue, costs are comparable period to period.

Business Integration Costs

Business integration costs for the first nine months of 2013 were $81.9 million, compared to $34.3 million for the first nine months of 2012. The expenses for both periods primarily include costs of integration and restructuring efforts for our acquisitions and divestitures activities. Included in the nine months ended September 30, 2013 is a loss of $28.3 million related to the sale of assets which were obtained from a previous acquisition, offset by a $17.7 million curtailment gain as a result of a plan change of a postretirement medical plan. The nine months ended September 30, 2013 also include charges related to the proposed acquisition by Thermo Fisher.

Other Income (Expense)

Interest Income

Interest income was $1.6 million for the first nine months of 2013 compared to $1.7 million for the first nine months of 2012.

Interest income in the future will be affected by changes in short-term interest rates and changes in cash balances, which may materially increase or decrease as a result of operations, acquisitions, debt repayment, stock repurchase programs and other activities.

Interest Expense

Interest expense was $84.1 million for the first nine months of 2013 compared to $94.3 million for the first nine months of 2012. The decrease in interest expense was primarily driven by lower debt balances caused by the payoff of the 2013 Notes in March 2013 and the 2024 Convertible Senior Notes in February 2012, and a $3.7 million charge as a result of the extinguishment of a line of credit during the nine months ended September 30, 2012.

Other Expense, Net

Other expense, net, was $9.6 million for the first nine months of 2013 compared to $11.1 million for the same period of 2012. Included in the first nine months of 2012 were $5.3 million of charges associated with divesture related activities. Included in the first nine months of 2013 and 2012 were foreign currency losses of $5.2 million and $2.6 million, net of hedging activities, respectively, driven by currency fluctuation in major currencies.

Provision for Income Taxes

The provision for income taxes as a percentage of pre-tax income from continuing operations was 12.9% for the nine months ended September 30, 2013 compared with 17.9% for the nine months ended September 30, 2012. The lower 2013 effective tax rate was primarily driven by tax benefits associated with the 2013 reinstatement of the 2012 and 2013 federal research and development tax credit, tax credits on the repatriation of foreign earnings and the settlement of the tax audits. The 2013 effective tax rate of 12.9% was lower than the statutory federal income tax rate of 35% due primarily to tax credits on the repatriation of foreign earnings, earnings taxed at lower rates in foreign jurisdictions, audit settlements, and research and manufacturing incentives.

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

The Company will continuously assess the most appropriate method of financing its short and long term operations. While conditions of the credit market at any given time may impact our ability to obtain credit, the Company believes that it has the ability to raise funding, if needed, through public and private markets at reasonable rates based on its risk profile, along with its history of strong cash generation and timely debt repayments.

It is the Company’s intention to indefinitely reinvest a majority of current foreign earnings in order to ensure sufficient foreign working capital and to expand its existing operations outside the United States. Additionally, the Company intends to use such unrepatriated cash held by its foreign subsidiaries to fund future foreign investments, including acquisitions. In addition to cash on hand in the United States, the Company has the ability to raise cash through bank loans, debt obligations or by settling loans with its foreign subsidiaries in order to cover its domestic needs. Notwithstanding management’s intention, circumstances may arise that require the repatriation of earnings previously identified as indefinitely reinvested. During the third quarter, management decided to distribute earnings from certain subsidiaries that were previously indefinitely reinvested where such distributions could be accomplished in a tax efficient manner. This reversal of our assertion reflected changes in expected cash needs in light of the pending merger with Thermo Fisher, but does not impact the Company’s prior assertion regarding other foreign earnings. For those limited foreign earnings that the Company, in the past, had determined will not be indefinitely reinvested, the Company has recorded the appropriate tax obligations in the statement of operations. When the Company is required to repatriate funds from outside of the United States, such repatriation will be subject to local laws and taxes. The Company does not anticipate any period in which the Company would repatriate all funds held outside of the United States. The Company does not believe these tax obligations will materially alter the Company’s future cash flows. For more information on income taxes, refer to Note 8 of the Consolidated Financial Statements, “Income Taxes”.

Cash and cash equivalents were $336.4 million at September 30, 2013, an increase of $80.8 million from December 31, 2012, primarily due to cash provided by operating activities of $604.4 million, offset by cash used in financing activities of $406.1 million, cash used in investing activities of $113.4 million, and the effect of exchange rates on cash of $4.1 million. Further discussion surrounding the makeup of each cash flow component movement for the first nine months of 2013 is listed below.

Operating Activities

Operating activities provided net cash of $604.4 million through the first nine months of 2013 primarily from our net income of $365.5 million plus net non-cash charges of $271.9 million, offset by a decrease in cash from operating assets and liabilities of $33.0 million. Non-cash charges were primarily comprised of amortization of intangibles of $224.5 million, depreciation of $92.0 million, stock-based compensation expense of $54.4 million, and loss on sales and disposal of assets of $31.2 million, partially offset by a change in deferred income taxes of $97.6 million, $18.9 million of incremental tax benefits from the exercise of stock options and restricted stock distributions, and other non-cash adjustments of $16.7 million. The decrease of $33.0 million in cash within operating assets and liabilities was mainly due to a $38.0 million increases in inventories, a $27.5 million increase in prepaid expenses and other current assets, a decrease of $14.3 million in accrued expenses and other liabilities, a $9.0 million increase in other assets, and a $7.2 million decrease from the currency impact related to intercompany settlements. These were partially offset by a $47.2 million decrease in trade accounts receivable and a $16.1 million increase in current income tax liabilities. The movement in cash as a result of changes in operating assets and liabilities is consistent with normal ongoing operations.

As of September 30, 2013, we had cash and cash equivalents of $336.4 million, short-term investments of $17.8 million, and restricted cash of $14.1 million. Our working capital including restricted cash was $944.8 million as of September 30, 2013. Our funds for cash and cash equivalents are currently primarily invested in marketable securities, money market funds, and bank deposits with maturities of less than three months. Cash and cash equivalents held by our foreign subsidiaries at September 30, 2013 was approximately $276.8 million.

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

Investing Activities

Net cash used in investing activities through the first nine months of 2013 was $113.4 million. The primary drivers were $71.2 million for the purchases of property and equipment, cash paid for business combinations of $54.1 million, and $18.4 million for the purchases of investments, partially offset by $36.7 million in proceeds from the sale of assets.

The Company completed several acquisitions in the past that were not material individually or collectively to the overall consolidated financial statements and its results of operations. The results of operations for these acquisitions were included in the Company’s results from the date of acquisition. Pursuant to the purchase agreements for certain acquisitions, the Company could be required to make additional contingent payments based on certain technological, commercial or operational milestones. The Company has sufficient cash on hand, positive cash flow generation and a revolving credit facility to fund such contingent payments if they become due.

For more information on our acquisition related obligations, refer to Note 6 of the Consolidated Financial Statements, “Commitments and Contingencies”.

Financing Activities

Net cash used in financing activities during the first nine months of 2013 was $406.1 million. The primary drivers were $759.0 million for principal payments of short-term obligations, $250.0 million for principal payments on long-term obligations, and $147.8 million for the purchase of treasury stock, partially offset by proceeds from short-term obligations of $659.0 million, the exercise of employee stock options of $83.2 million and $18.9 million of incremental tax benefits from the exercise of stock options and restricted stock distributions.

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

The Credit Agreement

In February 2012, the Company entered into a credit agreement (the Revolving Credit Facility) for $750.0 million for the purpose of general working capital, capital expenditures, and/or other capital needs, as deemed necessary. During the nine months ended September 30, 2013, the Company withdrew $659.0 million on the Revolving Credit Facility and repaid $759.0 million. The Company had an outstanding balance of zero and $100.0 million as of September 30, 2013 and December 31, 2012, respectively. Additionally, the Company has issued $10.1 million of letters of credit under the Revolving Credit Facility, and accordingly, the remaining available credit is $739.9 million as of September 30, 2013. The Company may make additional draws on the Revolving Credit Facility. Refer to Note 5 of the Consolidated Financial Statements “Lines of Credit”.

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

Convertible Senior Notes

During February 2012, the Company redeemed the outstanding balance of the 1 1/2 % Convertible Senior Notes (2024 Notes), with no excess of the 2024 Notes’ conversion value over par, for $450.0 million of cash. The settlement was funded by cash on hand including proceeds from the Senior Notes offering made during the fiscal year 2010, and a portion from cash drawn on the $750.0 million revolving credit facility which the Company secured in February 2012. The redemption of the 2024 Notes triggered increased tax payments in 2012 by approximately $85.0 million, which were paid in the third and fourth quarters of 2012 and reflected in operating cash flow activities.

Stock Repurchase Program

In July 2012, the Board of Directors of the Company approved a program (the July 2012 program) authorizing management to repurchase up to $750.0 million of common stock. During the year ended December 31, 2012, the Company repurchased 4.9 million shares of its common stock under this program at a total cost of $238.0 million. During the nine months ended September 30, 2013, the Company repurchased 2.0 million shares of its common stock under this program at a total cost of $104.9 million. As of September 30, 2013, there was $407.1 million of authorization remaining under this program. The Company is not currently anticipating repurchasing any stock under this program due to the pending Thermo Fisher merger transaction.

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

CONTRACTUAL OBLIGATIONS

The Company did not enter into any material contractual obligations during the nine months ended September 30, 2013. The Company has no material contractual obligations not fully recorded on our Consolidated Balance Sheets or fully disclosed in the Notes to our Consolidated Financial Statements.

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

Foreign Currency Transactions

We have operations through legal entities in Europe, Asia-Pacific and the Americas. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. At September 30, 2013, the Company had $430.4 million of accounts receivable and $32.3 million of accounts payable, respectively, denominated in a foreign currency. These accounts receivables and payables are denominated either in the functional currency of the legal entity or in a currency that differs from the functional currency of the legal entity owning the receivable or payable. For receivables and payables denominated in the legal entity’s functional currency, the Company does not have financial statement risk, and therefore does not hedge such transactions. For those receivables and payables denominated in a currency that differs from the functional currency of the legal entity, the Company hedges such transactions to prevent financial statement risk. As a result, a hypothetical movement in foreign currency rates would not be expected to have a material financial statement impact on the settlement of these outstanding receivables and payables.

Both realized and unrealized gains and losses on the value of these receivables and payables were included in other income (expense) in the Consolidated Statements of Operations and Comprehensive Income. Net currency exchange losses recognized on business transactions, net of hedging transactions, were $3.8 million and $5.2 million for the three and nine months ended September 30, 2013, respectively. These gains and losses arise from the timing of cash collections compared to the hedged transactions, which can vary based on timing of actual customer payments and intercompany settlements.

The Company’s intercompany foreign currency receivables and payables are primarily concentrated in the euro, British pound, and Japanese yen. Historically, the Company has used foreign currency forward contracts to mitigate foreign currency risk on these intercompany foreign currency receivables and payables. At September 30, 2013, the Company had a notional principal amount of $1,053.7 million in foreign currency forward contracts outstanding, predominantly to hedge currency risk on specific intercompany receivables and payables denominated in a currency that differs from the legal entity’s functional currency. These foreign currency forward contracts, as of September 30, 2013, which settle in October 2013 through January 2014, effectively fix the exchange rate at which these specific receivables and payables will be settled, so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying receivables and payables. At September 30, 2013, the Company does not expect there will be a significant impact from unhedged foreign currency intercompany transactions.

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

Interest Rates

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The fair value of our cash equivalents, marketable securities, short-term investments, and derivatives is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness or our own credit risk. The Company uses credit default swap spread to derive risk-adjusted discount rate to measure the fair value of some of our financial instruments. At September 30, 2013 we had $368.3 million in cash, cash equivalents, restricted cash and short-term investments, all of which approximated the fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of these assets as these assets consist of highly liquid securities with short-term maturities. The Company accounts for the $28.5 million of its long-term investments under the cost and equity methods and due to the nature of these investments, mainly non-public and early stage companies, the Company believes calculating a fair value thereon not to be practicable. Thus, changes in market interest rates would not be expected to have an impact on these investments.

As of September 30, 2013, the Company had a carrying value of $2,046.7 million in debt and $25.0 million in capital leases with fixed interest rates, thus, the variability in market interest rates would not be expected to have a material impact on our scheduled interest payments.

As of September 30, 2013, the Company had zero outstanding short-term borrowings under its revolving credit facility. The interest rate on borrowings is determined using, at the Company’s election, either: a) the higher of Bank of America’s prime rate or the Federal Funds rate plus 50 basis points, plus a spread ranging from 0 to 100 basis points, depending on leverage; or b) the British Banker’s Association LIBOR, plus a spread ranging from 100 to 200 basis points, depending on leverage. Given the short-term nature of the rate that can be elected, variability in the rate is not expected to have a material impact on our short-term borrowings. Refer to Note 5 of the Consolidated Financial Statements, “Line of Credits”, for more information on our short-term borrowings.

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

Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Securities Exchange Act, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of September 30, 2013, the end of the period covered by this report.

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

LIFE TECHNOLOGIES CORPORATION

Date: November 5, 2013	By:	/s/ David F. Hoffmeister
David F. Hoffmeister Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

2.1	Agreement and Plan of Merger, dated as of April 14, 2013, among Life Technologies Corporation, Thermo Fisher Scientific Inc. and Polpis Merger Sub Co. (1)

3.1	Amended and Restated Certificate of Incorporation of Life Technologies Corporation (2)

3.2	Seventh Amended and Restated Bylaws of Life Technologies Corporation (3)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K, filed on April 16, 2013 (File No. 000-25317).
(2)	Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed on April 28, 2011 (File No. 000-25317).
(3)	Incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K, filed on April 28, 2011 (File No. 000-25317).